Form 10-Q
period 1996-03-31
ALBEMARLE CORP
filed 1996-05-10
CIK 915913

                                                Page 1 of 15 Pages


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For Transition Period from_____________________to________________________


Commission File Number 1-12658

                        ALBEMARLE   CORPORATION
        ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           VIRGINIA                                        54-1692118
- - -------------------------                              -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                         23210
- - ----------------------------------------               -----------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code - (804) 788-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                                          No
           -----                                           -----

Number of shares of common stock, $.01 par value, outstanding as of April 30, 1996: 56,634,714

                      ALBEMARLE CORPORATION

                            I N D E X

                                                            Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1996
             and December 31, 1995                           3-4

          Consolidated Statements of Income - Three Months
             Ended March 31, 1996 and 1995                    5

          Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996 and 1995       6

          Notes to the Consolidated Financial Statements     7-8

  ITEM 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition            9-12


PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                   13

  ITEM 4. Submission of Matters to a Vote of Security Holders 13

  ITEM 6. Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                    15

PART I - FINANCIAL INFORMATION
- - ------------------------------

  ITEM 1.  Financial Statements
           --------------------

                 ALBEMARLE  CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                           (Dollars In Thousands)
                           ----------------------



                                                     March 31,    December 31,
                                                        1996           1995
                                                   -------------- --------------
                                                     (Unaudited)

            ASSETS
Current assets:
   Cash and cash equivalents                        $  329,693     $   33,130
   Accounts receivable, less allowance
    for doubtful accounts (1996- $1,769;
    1995 - $1,615)                                     157,147        198,125
   Inventories:
    Finished goods                                      56,232        132,334
    Work-in-process                                      3,980          5,767
    Raw materials                                        9,660         15,125
    Stores, supplies and other                          16,183         24,371
                                                   -------------- --------------
                                                        86,055        177,597

   Deferred income taxes and prepaid expenses           22,134         19,935
                                                   -------------- --------------
           Total current assets                        595,029        428,787
                                                   -------------- --------------

Property, plant and equipment, at cost               1,095,340      1,493,846
 Less accumulated depreciation and
    amortization                                      (614,569)      (807,951)
                                                   --------------- -------------
       Net property, plant and equipment               480,771        685,895

Other assets and deferred charges                       62,767         60,814

Goodwill and other intangibles - net of
 amortization                                           26,918         28,995
                                                   -------------- --------------
Total assets                                        $1,165,485     $1,204,491
                                                   -------------- --------------
                                                   -------------- --------------

         See accompanying notes to the consolidated financial statements.

                 ALBEMARLE  CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                          (Dollars In Thousands)
                          ---------------------

                                                     March  31,   December 31,
                                                       1996           1995
                                                  -------------- --------------
                                                   (Unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   78,882     $  102,788
   Long-term debt, current portion                        461         17,020
   Accrued expenses                                    75,073         65,017
   Dividends payable                                    3,635          3,634
   Income taxes payable                                94,722          5,760
                                                  -------------- --------------
           Total current liabilities                  252,773        194,219
                                                  -------------- --------------

Long-term debt                                          9,249        200,092

Other noncurrent liabilities                           57,812         54,512

Deferred income taxes                                 114,603        133,102

Shareholders' equity:
    Common stock, $.01 par value,
      Issued - 66,108,586 in 1996 and 66,076,853
      in 1995, respectively                               661            661
    Additional paid-in capital                        499,402        498,827
    Foreign currency translation adjustments           23,522         27,604
    Retained earnings                                 207,463         95,474
                                                  -------------- --------------
          Total shareholders' equity                  731,048        622,566
                                                  -------------- -------------
Total liabilities and shareholders' equity         $1,165,485     $1,204,491
                                                  -------------- --------------
                                                  -------------- --------------

      See accompanying notes to the consolidated financial statements.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                   ---------------------------------
                (In Thousands Except Per-Share Amounts)
                ---------------------------------------
                               (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  -------------------------
                                                      1996          1995
                                                  ------------- ------------
Net sales                                          $  270,171   $  313,257

Cost of goods sold                                    196,060      246,326
                                                  ------------- ------------
   Gross profit                                        74,111       66,931

Selling, general and administrative expenses           33,545       31,167

Research and development expenses                       7,126        6,777
                                                  ------------- ------------

   Operating profit                                    33,440       28,987

Interest and financing expenses                         1,841        3,604

Gain on sale of business                             (158,157)           -

Other income, net                                      (1,767)        (404)
                                                  ------------- ------------

Income before income taxes                            191,523       25,787

Income taxes                                           75,899       11,179
                                                  ------------- ------------

NET INCOME                                         $  115,624   $   14,608
                                                  ------------- ------------
                                                  ------------- ------------
EARNINGS PER SHARE                                 $     1.73   $     0.22
                                                  ------------- -----------
                                                  ------------- -----------
Shares used to compute earnings per share              66,663       66,121
                                                  ------------- -----------
                                                  ------------- -----------
Cash dividends declared per share of common
 stock                                             $     .055   $      .05
                                                  ------------- ------------
                                                  ------------- ------------

   See accompanying notes to the consolidated financial statements.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            -----------------------------------------------
                         (Dollars In Thousands)
                         ----------------------
                              (Unaudited)



                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1996            1995
                                                  -------------- --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     $   33,130     $   32,114
                                                  --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                           115,624         14,608
 Adjustments to reconcile net income to cash
  flows from operating activities:
  Depreciation and amortization                        20,630         23,158
  Gain on sale of business, net of income
   taxes of $63,780                                   (94,377)             -
  Working capital increase excluding cash
   and cash equivalents, net of the effects
   of the sale of business                            (22,972)        (2,695)
  Other, net                                           (1,800)        (1,991)

                                                  --------------- -------------
  Net cash provided from operating activities          17,105         33,080
                                                  --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                                 (22,652)       (22,156)
 Proceeds from sale of business, net of
  $26,731 of trade accounts payable retained
  by the Company                                      509,771              -
 Other, net                                             1,308            337
                                                  --------------- --------------
  Net cash provided from (used in) investing
   activities                                         488,427        (21,819)
                                                  --------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from borrowings                                   -          2,022
 Repayments of long-term debt                        (205,518)       (10,599)
 Dividends paid                                        (3,634)        (3,303)
 Other, net                                               183              -
                                                  --------------- -------------
  Net cash used in financing activities              (208,969)       (11,880)
                                                  --------------- -------------
Increase (decrease) in cash and cash equivalents      296,563           (619)

                                                  --------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  329,693     $   31,495

                                                  --------------- -------------
                                                  --------------- -------------

       See accompanying notes to the consolidated financial statements.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------
                (In Thousands Except Per-Share Amounts)
                              (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1996 and the actual consolidated results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report which was incorporated by reference in the Company's Form 10-K filed on March 28, 1996. The December 31, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

2. On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins, and synthetic alcohol businesses ("Olefins
     Business") to Amoco Chemical Company ("Amoco") for approximately $510 million, including plant and equipment
     (primarily located in Pasadena, Texas, Deer Park, Texas and
     Feluy, Belgium), other assets, inventory and accounts receivable, net of trade accounts payable retained and paid to date by the Company and certain business-related liabilities transferred at the date of sale. The sale involved the transfer of 552 people who supported these businesses. The gain on the sale was $158.2 million ($94.4 million after income taxes or $1.41 per share), net of $44.3 million of costs incurred in connection with the sale for early retirements and work-force reductions, abandonment costs of certain facilities and certain other costs related to the sale, including environmental costs related to the businesses sold of $3.3 million.

     The transaction includes numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site of Albemarle and the Feluy plant site that will be operated by Amoco.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------
                 (In Thousands Except Per-Share Amounts)
                               (Unaudited)



3.   Long-term debt consists of the following:


                                                 March 31,   December 31,
                                                   1996          1995
                                               ------------ --------------
           Variable-rate bank loans             $      -      $ 130,000
           Foreign bank borrowings                 8,538         85,919
           Miscellaneous                           1,172          1,193
                                               ------------ --------------
             Total                                 9,710        217,112
           Less amounts due within one year          461         17,020
                                               ------------ --------------
              Long-term debt                    $  9,249      $ 200,092
                                               ------------ --------------
                                               ------------ --------------

     The reduction in long-term debt reflects repayments resulting from use of the proceeds received from the sale of the Olefins Business.

4. The provision for income taxes on the operating results of the Company in the accompanying consolidated statement of income for the three-month period ended March 31, 1995 is higher than combined federal and state income tax rates primarily due to the absence of tax benefits on net operating losses of the Company's Belgian subsidiary as the Company provided valuation allowances against the deferred tax assets related to these net operating losses due to the uncertainty of the assets' realization.

5. On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share, through a self tender offer, which began on March 4, 1996 and concluded on April 1, 1996, that had been announced by the Company on March 1, 1996, following the sale of its Olefins Business to Amoco.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            ------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting Albemarle Corporation's ("Albemarle" or "the Company") results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1995.

On March 1, 1996, after a strategic review of its alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business"), the Company entered into a definitive agreement to sell, and simultaneously closed the sale of its Olefins Business to Amoco Chemical Company ("Amoco"). After the sale, Albemarle is engaged in the bromine chemicals, specialty chemicals and detergents and surfactants businesses.

Results of Operations
- - ---------------------
First Quarter 1996 Compared with First Quarter 1995
- - ---------------------------------------------------

NET SALES
Net sales for the first quarter of 1996 amounted to $270.2 million, down from $313.3 million in 1995. Excluding the first quarter 1996 and 1995 net sales of the Olefins Business sold March 1, 1996, and excluding first quarter 1995 net sales of the electronic materials business sold in July 1995, Albemarle's net sales for the first quarter of 1996 would have shown an increase of three percent, or $6.2 million. This increase in the remaining businesses was primarily due to higher shipments of certain bromine chemical products, partly offset by decreases in shipments of pharmaceutical intermediates.

OPERATING COSTS AND EXPENSES
While net sales in 1996 decreased 14%, cost of goods sold decreased 20% in 1996 from 1995 with the result that the gross profit margin increased to 27.4% in the 1996 quarter from 21.4% in the 1995 period. The decrease in cost of goods sold was primarily due to decreases in shipments, mainly due to having only two months of the Olefins Business' shipments in 1996 versus three months in 1995, and lower raw material prices, offset in part by increased plant costs primarily due to weather-related operating problems and lower production volumes in certain products in our bromine plant in Arkansas.

Selling, general and administrative expenses, combined with research and development expenses, increased 7% in 1996 from the 1995 quarter. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 15% in 1996 from 12.1% in the 1995 quarter in part due to the decrease in net sales for the 1996 quarter.

OPERATING PROFIT
Operating profit in the first quarter of 1996 increased 15.4% over the corresponding period in 1995. Most of the increase came from poly alpha olefins and linear alpha olefins, offset in part by pharmaceutical intermediates. Linear alpha olefins and poly alpha olefins operations were favorably impacted by lower priced ethylene in the 1996 quarter.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in 1996 decreased to $1.8 million from $3.6 million in 1995 due to lower average outstanding debt. Other income, which consisted primarily of interest income due to the investment of a portion of the proceeds from the sale of the Olefins Business, increased $1.4 million.

GAIN ON SALE OF BUSINESS
The Company's 1996 first quarter earnings included a gain resulting from the March 1, 1996 sale of the Olefins Business to Amoco for approximately $510 million, including plant and equipment (primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium), other assets, inventory and accounts receivable, net of trade accounts payable retained and paid to date by the Company and certain business-related liabilities transferred at the date of sale. The gain on the sale was $158.2 million
($94.4 million after income taxes or $1.41 per share), net of costs incurred in connection with the sale. (See Note 2 of the Notes to the Consolidated Financial Statements on page 7.)

INCOME TAXES
Income taxes for the first quarter 1996 of $75.9 million reflects an effective income tax rate of 39.6% compared to 43.4% for the 1995 period. Excluding the effect of the gain on the sale of the Olefins Business, income taxes increased $.9 million in the 1996 quarter compared to the 1995 quarter, on a $7.5 million increase in pretax income from operations. The effective tax rate of 36.3% for the first quarter of 1996, excluding effects of the gain on the sale of the Olefins Business, was down from the 43.4% rate for the first quarter of 1995. The rate in 1996 was favorably impacted by the Company's Belgian subsidiary which had positive operating results for the 1996 quarter, while the rate in 1995 was higher than normal primarily due to the absence of tax benefits on net operating losses of the Belgian subsidiary.

Financial Condition and Liquidity
- - ---------------------------------

Cash and cash equivalents at March 31, 1996, were $329.7 million.
This represents an increase of $296.6 million from $33.1 million at year-end 1995, primarily due to proceeds received from the sale of the Olefins Business.

Cash flows from operating activities together with $33.1 million of existing cash, were sufficient to cover operating activities, capital expenditures and payment of dividends. In addition, the Company received approximately $510 million, net of trade payables retained and paid to date by the Company from the sale of the Olefins Business, which was used to repay long-term debt and increase cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments to common shareholders.

The Company's foreign currency translation adjustments, net of related deferred taxes, at March 31, 1996, decreased 15% from December 31, 1995, primarily due to the strengthening of the U.S.
dollar.

The non-current portion of the Company's long-term debt amounted to $9.2 million at March 31, 1996, compared to $200.1 million at the end of 1995. The reduction in long-term debt reflects repayments resulting from the proceeds received from the sale of the Olefins Business. The Company's long-term debt, including the current portion, as a percentage of total capitalization at March 31, 1996, amounted to 1.3%.

The Company's capital expenditures in the first quarter of 1996 were slightly higher than in the first quarter of 1995. However, for the year capital expenditures should be slightly below the 1995 level due to the sale of the Olefins Business. Capital spending will be financed primarily with cash flow from operations with any additional cash needed to be provided from additional long-term debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the Company's knowledge, Albemarle currently is complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

Recent Developments
- - -------------------

On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share, through a self tender offer, which began on March 4, 1996 and concluded on April 1, 1996, that had been announced by the Company on March 1, 1996, following the sale of its Olefins Business to Amoco. The purchase, which was funded from proceeds received from the sale of the Olefins Business, represents approximately 14.3 % of the 66,083,821 shares of common stock outstanding immediately prior to the commencement of the offer. The results of this repurchase are not reflected herein.

Part II - OTHER INFORMATION
- - ---------------------------
  ITEM 1.  Legal Proceedings
           -----------------

An administrative proceeding, involving a potential penalty in excess of $100,000, was first reported in the Company's 1994 reports on Form 10-Q. The U.S. Environmental Protection Agency ("EPA") filed a motion, which was granted in November, 1995 by the administrative law judge, to amend the complaint and increase the proposed penalty by $412,980 to $957,225. The hearing on the amended complaint was set for May 21, 1996. Subsequently, the Company received an offer from EPA to settle the amended complaint. The Company is in negotiations with EPA to settle the amended complaint, but cannot project at this time the likelihood that settlement will be reached before the hearing date or, if a settlement is reached, the terms of such a settlement.

  ITEM 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

At the annual meeting of shareholders held on April 24, 1996, the shareholders elected the directors nominated in the Proxy Statement with the following affirmative votes and votes withheld:

Director                   Affirmative Votes  Votes Withheld

Craig R. Andersson            58,363,130        218,289
E. Gary Cook                  58,365,991        215,427
Floyd D. Gottwald, Jr.        58,356,324        225,094
John D. Gottwald              58,364,693        216,726
Andre' B. Lacy                58,366,253        215,166
Seymour S. Preston, III       58,365,064        216,354
Emmett J. Rice                58,351,806        229,612
Charles B. Walker             58,346,215        235,203
Anne M. Whittemore            58,352,841        228,577

The shareholders also approved the selection of Coopers & Lybrand as the Company's auditors with 58,323,021 affirmative votes, 85,516 against and 172,881 abstentions.

Shareholders also approved the Amended Directors' Deferred
Compensation Plan as described in the 1996 Proxy Statement. This amendment received 57,046,525 affirmative votes and 909,213 negative votes, with 625,680 abstentions.

  ITEM 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 27. Financial Data Schedule

    (b) The Company filed a Form 8-K, dated March 15, 1996, announcing the sale of the assets of the Company's alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business"), to Amoco Chemical Company. The Form 8-K included items 2, 7, 99.1, an unaudited pro forma condensed consolidated balance sheet as of December 31, 1995, assuming the sale of the Olefins Business occurred on that date, and an unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1995, which presented the results of operations assuming that the disposition of the Olefins Business had occurred as of January 1, 1995.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ALBEMARLE CORPORATION
                                              ---------------------
                                                   (Registrant)



Date:   May 10, 1996              By:  s/ E. Gary Cook
                                       ----------------------------
                                       E. Gary Cook
                                       President
                                       Chief Operating Officer




Date:    May 10, 1996             By:  s/ T. G. Avant
                                       -----------------------------
                                       Thomas G. Avant
                                       Senior Vice President
                                      (Principal Accounting Officer)