Form 10-Q
period 1996-06-30
ALBEMARLE CORP
filed 1996-08-13
CIK 915913

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For Transition Period from________________ to __________________

Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                          54-1692118
 ------------------------------        ---------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                              23210
- -------------------------------         ---------------------
(Address of principal executive              (Zip Code)
 offices)

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

       Yes   X                                       No
           ----                                          ----
Number of shares of common stock, $.01 par value, outstanding as of July 31, 1996: 56,244,909

                     ALBEMARLE CORPORATION


                            I N D E X

                                                             Page
                                                             Number
                                                           ----------
PART I.  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and
            December 31, 1995                                  3-4

          Consolidated Statements of Income -
            Three and Six Months Ended June 30, 1996 and 1995   5

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995             6

          Notes to the Consolidated Financial Statements       7-10

  ITEM 2.  Management's Discussion and Analysis of Results
             of Operations and Financial Condition            11-15

PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                   16

  ITEM 6.  Exhibits and Reports on Form 8-K                    16

SIGNATURES                                                     17

EXHIBIT INDEX                                                  18

 Exhibit 99-List of Albemarle Corporation Officers             19

PART I.  FINANCIAL INFORMATION
- ------------------------------

  ITEM 1.  Financial Statements
           --------------------

                  ALBEMARLE  CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                          (Dollars In Thousands)
                          ----------------------



                                                     June 30,   December 31,
                                                       1996         1995
                                                   ------------ -------------
                                                   (Unaudited)


                      ASSETS
Current assets:
     Cash and cash equivalents                     $    44,292   $    33,130
     Accounts receivable, less allowance
      for doubtful accounts (1996-$2,009;
      1995-$1,615)                                     152,963       198,125
     Inventories:
      Finished goods                                    59,098       132,334
      Work-in-process                                    3,277         5,767
      Raw materials                                     10,565        15,125
      Stores, supplies and other                        16,723        24,371
                                                   ------------ -------------
                                                        89,663       177,597
      Deferred income taxes and prepaid expenses        18,532        19,935
                                                   ------------ -------------
           Total current assets                        305,450       428,787
                                                   ------------ -------------
Property, plant and equipment, at cost               1,105,846     1,493,846
   Less accumulated depreciation and amortization     (626,279)     (807,951)
                                                   ------------ -------------
        Net property, plant and equipment              479,567       685,895

Other assets and deferred charges                       63,289        60,814

Goodwill and other intangibles - net of amortization    25,343        28,995
                                                   ------------ -------------
Total assets                                       $   873,649   $ 1,204,491
                                                   ------------ -------------
                                                   ------------ -------------

      See accompanying notes to the consolidated financial statements.

                     ALBEMARLE  CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                           (Dollars In Thousands)
                           ----------------------



                                                     June 30,    December 31,
                                                       1996          1995
                                                   ------------ -------------
                                                   (Unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $    67,029   $   102,788
   Long term debt, current portion                         451        17,020
   Accrued expenses                                     57,945        65,017
   Dividends payable                                     3,111         3,634
   Income taxes payable                                 49,838         5,760
                                                   ------------ -------------
           Total current liabilities                   178,374       194,219
                                                   ------------ -------------

Long-term debt                                          12,972       200,092

Other noncurrent liabilities                            62,240        54,512

Deferred income taxes                                  105,985       133,102

Shareholders' equity:
      Common stock, $.01 par value,
          Issued - 56,438,659 in 1996 and
          66,076,853 in 1995, respectively                 564           661
      Additional paid-in capital                       275,650       498,827
      Foreign currency translation adjustments          18,877        27,604
      Retained earnings                                218,987        95,474
                                                   ------------ -------------

           Total shareholders' equity                  514,078       622,566
                                                   ------------ -------------

Total liabilities and shareholders' equity         $   873,649   $ 1,204,491

                                                   ------------ -------------
                                                   ------------ -------------

      See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ----------------------------------
                    (In Thousands Except Per-Share Amounts)
                    ---------------------------------------
                                  (Unaudited)



                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                    ---------------------  --------------------
                                      1996        1995       1996       1995
                                    ---------   ---------  ---------  ---------
Net sales                           $ 196,039   $ 319,705  $ 466,210 $ 632,962

Cost of goods sold                    139,266     254,511    335,326   500,837
                                    ---------   ---------  ---------  ---------
  Gross profit                         56,773      65,194    130,884   132,125

Selling, general and
 administrative expenses               29,679      33,614     63,224    64,781

Research and development
 expenses                               6,711       7,446     13,837    14,223
                                    ---------   ---------   --------  ---------

  Operating profit                     20,383      24,134     53,823    53,121

Interest and financing expenses           203       3,490      2,044     7,094

Gain on sale of business                   --         --    (158,157)       --

Other income, net                      (1,785)       (418)    (3,552)     (822)
                                    ----------  ---------    --------  --------

Income before income taxes             21,965      21,062    213,488    46,849

Income taxes                            7,330       8,596     83,229    19,775
                                    ----------  ---------  ---------  ---------

NET INCOME                          $  14,635   $  12,466  $ 130,259  $ 27,074
                                    ----------  ---------  ---------  ---------
                                    ----------  ---------  ---------  ---------
EARNINGS PER SHARE                  $     .26   $    . 19  $    2.10  $    .41
                                    ----------  ---------  ---------  ---------
                                    ----------  ---------  ---------  ---------
Shares used to compute
  earnings per share                   57,282      66,241     61,973    66,181
                                    ----------  ---------  ---------  ---------
                                    ----------  ---------  ---------  ---------

Cash dividends declared
  per share of common stock         $    .055    $   .05   $     .11   $   .10
                                    ----------  ---------  ---------  ---------
                                    ----------  ---------  ---------  ---------

     See accompanying notes to the consolidated financial statements.

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
                          (Dollars In Thousands)
                          ----------------------
                               (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                         ------------------

                                                            1996      1995
                                                         ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           $  33,130  $ 32,114
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               130,259    27,074
  Adjustments to reconcile net income to cash
    flows from operating activities:
   Depreciation and amortization                            36,795    46,909
   Gain on sale of business, net of income taxes
    of $63,780                                             (94,377)      --
   Working capital increases excluding cash and
    cash equivalents, net of the effects of the
    sale of business:
     Income tax payment on gain on sale of business        (37,153)     --
     Other working capital increase                        (31,761)  (13,311)
   Other, net                                               (8,295)   (4,207)
                                                          ---------- ---------
   Net cash (used in) provided from operating activities    (4,532)   56,465
                                                          ---------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                    (39,442)  (52,541)
   Proceeds from sale of business, net of expenses and
    $42,297 of trade accounts payable retained
    by the Company                                         487,345       --
   Acquisition of business                                      --    (2,138)
   Other, net                                                1,588       857
                                                          --------- ---------
   Net cash provided from (used in) investing activities   449,491   (53,822)
                                                          --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                                  6,507    40,622
   Repayments of long-term debt                           (208,190)  (35,041)
   Purchases of common stock                              (225,575)      --
   Dividends paid                                           (7,269)   (6,606)
   Other, net                                                  730       --
                                                         ---------- ---------
   Net cash (used in) financing activities                (433,797)   (1,025)
                                                         ---------- ---------

Increase in cash and cash equivalents                       11,162     1,618
                                                         ---------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  44,292  $ 33,732
                                                         ---------- ---------
                                                         ---------- ---------

       See accompanying notes to the consolidated financial statements.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------
                 (In Thousands Except Per-Share Amounts)
                               (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1996 and December 31, 1995, the consolidated results of operations for the three- and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated cash flows for the six months ended June 30, 1996 and 1995. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report which was incorporated by reference in the Company's Form 10-K filed on March 28, 1996.
     The December 31, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins, and synthetic alcohol businesses ("Olefins
     Business") to Amoco Chemical Company ("Amoco") for approximately $500 million, including plant and equipment
     (primarily located in Pasadena, Texas, Deer Park, Texas and
     Feluy, Belgium), other assets, inventory and accounts receivable, net of expenses and trade accounts payable retained and paid to date by the Company, and certain business-related liabilities transferred at the date of sale. The sale involved the transfer of approximately 550 people who supported these businesses. The gain on the sale was $158.2 million ($94.4 million after income taxes or $1.52 per share), net of $44.3 million of costs incurred in connection with the sale for early retirements and work-force reductions, abandonment costs of certain facilities and certain other costs (including environmental) related to the sale and/or the businesses sold.
     In connection with the sale of the Olefins Business, the Company utilized approximately $20 million of its Belgian net operating loss carryforward to offset, in part, the Belgian portion of the taxable gain.

     The transaction includes numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site of Albemarle and the Feluy plant site that will be operated by Amoco.

     The net sales and operating loss before allocation of corporate expenses for the Olefins Business for the three-months ended June 30, 1995 were $115.3 and ($11.1) million.
     In addition, the net sales and operating loss before allocation of corporate expenses for the six-months ended June 30, 1995 were $233.8 million and ($17.3) million.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------
                 (In Thousands Except Per-Share Amounts)
                               (Unaudited)



3.   Debt consists of the following:


                                            June 30,     December 31,
                                              1996           1995
                                          ------------- --------------
        Variable-rate bank loans           $    4,600    $   130,000
        Foreign bank borrowings                 7,652         85,919
        Miscellaneous                           1,171          1,193
                                          ------------- --------------
          Total                                13,423        217,112
        Less current maturities                   451         17,020
                                          ------------- --------------
          Long-term debt                   $   12,972     $  200,092
                                          ------------- --------------
                                          ------------- --------------

     The reduction in long-term debt reflects payments resulting from use of the proceeds received from the sale of the Olefins Business.

4. The provision for income taxes on the operating results of the Company in the accompanying consolidated statement of income for the three- and six-month periods ended June 30, 1995 is higher than combined federal and state income tax rates primarily due to the absence of tax benefits on net operating losses of the Company's Belgian subsidiary as the Company provided valuation allowances against the deferred tax assets related to these net operating losses due to the uncertainty of the assets' realization.

5. On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share for a total aggregate price (including expenses) of $219.4 million, through a self tender offer, which began on March 4, 1996 and concluded on April 1, 1996, that had been announced by the Company on March
     1, 1996, following the sale of its Olefins Business to Amoco. Additionally, the company purchased another 275,400 common shares in the second quarter of 1996.


6. The following unaudited supplemental pro forma condensed consolidated statement of income for the six months ended June
     30, 1996 is presented assuming that the disposition of the Olefins Business had occurred as of January 1, 1995. The related pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations of the Company or what the results of operations would have been had the Company operated without the Olefins Business during the six months ended June 30, 1996. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not give any effect to the purchase of 9,484,465 shares of common stock acquired in the tender offer nor to the additional 275,400 shares purchased in the second quarter of 1996.

                   ALBEMARLE CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In Thousands Except Per-Share Amounts)
                               (Unaudited)

6.  Continued.


                                    Pro Forma Condensed Consolidated
                                          Statement of Income
                                    Six Months Ended June 30, 1996
                                ---------------------------------------
                                Historical    Adjustments    Pro Forma
                                ----------    -----------   -----------
Net sales                       $ 466,210     $  (79,763) (a)
                                                     799  (b)  $387,246

Cost of goods sold                335,326        (71,200) (a)
                                                     420  (b)   264,546
                                ----------    -----------   -----------
  Gross profit                    130,884         (8,184)       122,700

Selling, R&D and general
 expenses                          77,061         (5,064) (a)    71,997
                                ----------    -----------   -----------

   Operating profit                53,823         (3,120)        50,703

Interest and financing expenses     2,044         (1,563) (c)       481

Gain on sale of business         (158,157)       158,157  (d)        --

Other income, net                  (3,552)            18  (a)
                                                     (60) (e)    (3,594)
                                ----------    -----------   ------------
Income before income taxes        213,488       (159,672)        53,816

Income taxes                       83,229        (63,780) (d)
                                                    (580) (f)    18,869
                                ----------    -----------   ------------

Net income                      $ 130,259     $  (95,312)      $ 34,947
                                ----------    -----------   ------------
                                ----------    -----------   ------------

Earnings per share              $    2.10                      $    .56
                                ----------    -----------   ------------
                                ----------    -----------   ------------

Shares used to compute
 earnings per share                61,973                        61,973 (g)
                               -----------    -----------   ------------
                               -----------    -----------   ------------

See accompanying notes to the pro forma condensed consolidated statement of income.

                  ALBEMARLE CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------
                 (In Thousands Except Per-Share Amounts)
                               (Unaudited)

6.  Continued.

Notes to the pro forma condensed consolidated statement of income are described below:

(a) To eliminate the results of operations of the Olefins Business for the period January 1, 1996 thru February 29, 1996 as though the sale to Amoco occurred on January 1, 1995 and to reflect reductions in administrative and other costs which occurred because of personnel, employee benefits (including compensation) and other cost reductions assumed implemented following the sale of the Olefins Business to Amoco.

(b) To record service fee income and incremental sales revenue generated from providing various services and products under contracts to Amoco and to record costs and expenses for services and products provided by Amoco. The service and supply arrangements were entered into in connection with the sale of the Olefins Business to Amoco.

(c) To reflect the pro forma interest cost savings resulting from the repayment of certain domestic and Belgian debt using the proceeds received from the sale of the Olefins Business.

(d) To eliminate the gain and the related income taxes on the March 1, 1996, sale of the Olefins Business.

(e) To record the related amortization of certain advance rents received from Amoco upon closing of the sale of the Olefins
     Business associated with an arrangement in the nature of an operating lease in Belgium.

(f) To record the income tax effects of the adjustments set forth in Notes (a) through (c) and (e) above, calculated at an assumed state and federal combined income tax rate of 37.92% for domestic items and an assumed combined rate of 35% for items related to the Company's Belgian subsidiary which includes the utilization of a portion of its net operating loss carryforwards and the estimated additional income taxes which would have resulted if undistributed Belgian foreign earnings had been remitted to the Company.

(g) The average number of shares used to compute earnings per share does not include the effects of the Company's April 1, 1996 self tender offer as if it had occurred on January 1, 1995. The average number of shares would have been 57,231,000 had the offer been assumed to have been completed on January 1, 1995.

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       ------------------------------------
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          -------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting Albemarle Corporation's ("Albemarle" or "the Company") results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1995.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle is engaged in the bromine chemicals, specialty chemicals and detergents and surfactants businesses.

Results of Operations
- ---------------------
Second Quarter 1996 Compared with Second Quarter 1995
- ------------------------------------------------------

NET SALES
Net sales for the second quarter of 1996 amounted to $196.0 million, down from $319.7 million in 1995. Excluding the second quarter 1995 net sales of the Olefins Business sold March 1, 1996 and the electronic materials business sold in July 1995, Albemarle's net sales for the second quarter of 1996 would have increased three percent or $4.8 million. The increase in net sales in the remaining businesses was primarily due to higher shipments of organometallics, agricultural intermediates and bromine fine chemicals, partly offset by decreases in shipments of flame retardants, pharmaceutical intermediates and zeolites.

OPERATING COSTS AND EXPENSES
Cost of goods sold decreased 45% ($115.2 million) in 1996 from the corresponding period in 1995 on a 39% decrease in net sales with the result that gross profit margin increased to 29.0% in the 1996 quarter from 20.4% in the 1995 period. The decrease in cost of goods sold was primarily due to the exclusion of shipments of the Olefins Business and the electronic materials business in the second quarter of 1996 versus second quarter 1995 as well as higher foreign exchange gains offset in part by higher costs in pharmaceutical intermediates related primarily to the production of commercial-scale customer samples of naproxen in the 1996 period.

Selling, general and administrative expenses, combined with research and development expenses, decreased 11% ($4.7 million) in 1996 from the 1995 quarter, primarily due to lower employee related expenses as a result of the sale of the Olefins Business and the electronic materials business, offset in part by higher data processing expenses and the expense associated with the exercise of certain employee stock appreciation rights. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 18.6% in 1996 from 12.8% in the 1995 quarter.

OPERATING PROFIT
Operating profit in the second quarter of 1996 decreased 15.5% from the corresponding period in 1995. Excluding the results of businesses sold in both periods (including the Olefins Business and the electronic materials business) operating profit was significantly lower for the second quarter than the corresponding period of 1995. Most of the decrease in operating profit was due to lower shipments and higher costs in pharmaceutical intermediates and lower shipments of zeolites and flame retardants.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in 1996 decreased to $.2 million from $3.5 million in 1995 due primarily to lower average outstanding debt. Other income, which consisted primarily of interest income due to the investment of a portion of the proceeds from the sale of the Olefins Business, increased $1.4 million.

INCOME TAXES
Income taxes decreased $1.3 million in the 1996 quarter compared to the 1995 quarter, on a $.9 million increase in pretax income from operations due to a lower effective income tax rate for the second quarter of 1996 (33.4%) versus a 40.8% rate for the corresponding period of 1995. The effective income tax rate and related income tax expense for the second quarter of 1996 were favorable due to the cumulative effect of an adjustment to the year-to-date effective income tax rate resulting from planned utilization of foreign tax credits while the rate in 1995 was higher than normal primarily because the Company provided valuation allowances against net operating losses of its Belgian subsidiary.

Results of Operations
- ---------------------
Six Months 1996 Compared with Six Months 1995
- ---------------------------------------------

NET SALES
Net sales for the first six months of 1996 amounted to $466.2 million, down from $633.0 million in 1995. Excluding the net sales in both periods of the Olefins Business sold March 1, 1996 and the electronic materials business sold in July 1995, Albemarle's net sales for the first six months of 1996 would have increased three percent ($11 million) over the 1995 period. The increase in the remaining businesses was primarily due to higher shipments of organometallics, bromine fine chemicals and agricultural intermediates partly offset by decreases in shipments of pharmaceutical intermediates, flame retardants and zeolites.

OPERATING COSTS AND EXPENSES
Cost of goods sold decreased 33% ($165.5 million) in 1996 from the corresponding period in 1995 on a 26% ($166.8 million) decrease in net sales with the result that gross profit margin increased to 28.1% for the first six months of 1996 from 20.9% in the 1995 period. The decrease in cost of goods sold was primarily due to decreases in shipments, mainly due to the exclusion in 1996 of shipments of the Olefins Business for four months and the electronic materials business for six months versus the first six months in 1995 as well as higher foreign exchange gains offset in part by higher costs in pharmaceutical intermediates related to the production of commercial-scale samples of naproxen.

Selling, general and administrative expenses, combined with research and development expenses, decreased 2% ($1.9 million) in the first six months of 1996 from 1995, primarily due to lower employee related expenses as a result of the sale of the Olefins Business and the electronic materials business and lower outside services, offset in part by higher data processing expenses and the expense associated with the exercise of certain stock appreciation rights. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 16.5% in the first half of 1996 from 12.5% in 1995.

OPERATING PROFIT
Operating profit in the first six months of 1996 increased 1.3% ($.7 million) over the corresponding period in 1995. Excluding the results of businesses sold in both periods (including the Olefins Business and the electronic materials business) operating profit was significantly lower for the first six months of 1996 than for the corresponding period of 1995. Most of the decrease in operating profit was due to lower shipments and higher costs in pharmaceutical intermediates and lower shipments of zeolites and flame retardants.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in 1996 decreased to $2.0 million from $7.1 million in 1995 due primarily to lower average outstanding debt. Other income, which consisted primarily of interest income due to the investment of a portion of the proceeds from the sale of the Olefins Business, increased $2.7 million.

INCOME TAXES
Income taxes in the first half of 1996 increased $63.4 million from the 1995 period, reflecting an effective income tax rate of 39.0%, down from the 42.2% rate for the corresponding period in 1995, on a $166.6 million increase in pretax income. Excluding the effect of the gain on the sale of the Olefins Business, income taxes in the first six months of 1996 decreased $.4 million compared to the 1995 period, reflecting an effective income tax rate of 35.2%, down from the 42.2% rate for the first six months of 1995, on a $8.5 million increase in pretax income from operations. The rate for the first six months of 1996 was favorably impacted by improved operating results from the Company's former Belgium subsidiary and the planned benefits in 1996 of foreign tax credits while the rate in 1995 was higher than normal primarily because the Company provided valuation allowances against net operating losses of its Belgian subsidiary.

GAIN ON SALE OF BUSINESS
The Company's earnings for the first six months of 1996 included a gain resulting from the March 1, 1996 sale of the Olefins Business to Amoco for approximately $500 million, including plant and equipment (primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium), other assets, inventory and accounts receivable, net of expenses and trade accounts payable retained and paid to date by the Company and certain business-related liabilities transferred at the date of sale. The sale involved the transfer of
approximately 550 people who supported these businesses.   The gain
on the sale was $158.2 million ($94.4 million after income taxes or $1.52 per share), net of costs incurred in connection with the sale. (See Note 2 of the Notes to the Consolidated Financial Statements on page 7.)

Outlook
- -------
The Company is cautiously optimistic that bromine chemicals will regain strength after a slow first six months due primarily to weather-related problems in the first quarter; however, there is concern that the sluggish European economy for these products may continue to limit growth. While sales in the Far East are currently limited by high inventories of flame retardants and end products, customers indicate improvement in the later part of the year.

In specialty chemicals, pharmaceutical intermediates business operating results should improve since production of commercial-scale samples of naproxen has been completed and the associated high costs terminated. In agricultural intermediates, although early indications are that a successful new product introduction was achieved, initial results of the acceptability of the new urease inhibitor are not expected to become apparent until the end of the year.

We have been addressing cost reductions following the sale of our Olefins Business and will continue to focus our efforts on further cost improvements.

Financial Condition and Liquidity
- ---------------------------------
Cash and cash equivalents at June 30, 1996, were $44.3 million which represents an increase of $11.2 million from $33.1 million at year-end 1995.

Approximately $4.5 million of cash was used by operations in the first six months of 1996 due primarily to an income tax payment of $37.2 million on the first quarter gain on the sale of the Olefins Business. Excluding the impact of the income tax payment, cash flows from operations amounted to $32.6 million, which included an in increase in working capital of $31.8 million, primarily reflecting higher accounts receivable and a reduction in accrued expenses. These cash flows together with $33.1 million of existing cash and $6.5 million of proceeds from borrowings were sufficient to cover capital expenditures and payment of dividends.

- ---------------------------------
Proceeds from the sale of the Olefins Business of approximately
$500 million, net of expenses and trade payables retained and paid to date by the Company, were used to purchase 9,795,865 shares of common stock, repay long-term debt, pay the first installment of income taxes related to the sale, pay accrued expenses in connection with the sale and increase cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments to common shareholders.

The Company's foreign currency translation adjustments, net of related deferred taxes, at June 30, 1996, decreased 32% from December 31, 1995, primarily due to the strengthening of the U.S.
dollar.

The non-current portion of the Company's long-term debt amounted to $13.0 million at June 30, 1996, compared to $200.1 million at the end of 1995. The reduction in long-term debt reflects repayments resulting from the proceeds received from the sale of the Olefins Business. The Company's long-term debt, including the current portion, as a percentage of total capitalization at June 30, 1996, amounted to approximately 2.5%.

The Company's capital expenditures in the second quarter of 1996 were lower than in the second quarter of 1995. For the year, capital expenditures should be below the 1995 level due to the sale of the Olefins Business. Capital spending will be financed primarily with cash flow from operations with any additional cash needed to be provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

Part II - OTHER INFORMATION
- ---------------------------
  ITEM 1.  Legal Proceedings
           -----------------

An administrative proceeding, involving a potential penalty in excess of $100,000, was previously reported in the Company's 1996 first quarter report on Form 10-Q. The Company has reached a settlement in principle for a cash penalty of less than $100,000, plus a supplemental environmental project to be agreed upon expected to cost approximately $150,000, and is in negotiations with the EPA on the forms of the Consent Agreement and Consent Order settling the matter.

On July 25, 1996, the federal Occupational Safety and Health Administration issued a citation and notification of a proposed penalty of $119,000 arising out of a fire in the Pasadena, Texas, polysilicon plant which the Company sold to MEMC Pasadena, Inc.,
(MEMC) but which the Company operates under contract with MEMC. The Company will contest vigorously the citation and notification.

  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

     (a)  Exhibits

          27.  Financial Data Schedule


           The following document is filed as an exhibit to this Form 10-Q pursuant to Item 601 of Regulation S-K:

          99.  Listing of the names and ages of the Company's
               Officers as of July 1, 1996 (filed herewith).

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALBEMARLE  CORPORATION
                                   ----------------------
                                      (Registrant)



Date:   August 13, 1996            By:  s/ Thomas G. Avant
                                   -----------------------
                                   Senior Vice President
                                   (Principal Accounting Officer)




Date:   August 13, 1996            By:  s/ E. Whitehead Elmore
                                   ----------------------------
                                   Senior Vice President,
                                   General Counsel and Secretary

                               EXHIBIT INDEX
                               -------------

                                                           Page
                                                           Number
                                                       ------------

EXHIBIT 99
- -----------

  List of Albemarle Corporation Officers                    19