Form 10-Q
period 1996-09-30
ALBEMARLE CORP
filed 1996-11-05
CIK 915913

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1996

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Transition Period from -------------  to  ----------------

Commission File Number 1-12658

                          ALBEMARLE   CORPORATION
               -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

           VIRGINIA                                   54-1692118
------------------------------                     ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                      23210
--------------------------                          ------------
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

       Yes   X                                       No
            ---                                         ---

Number of shares of common stock, $.01 par value, outstanding as of October 31, 1996:  55,038,320

                        ALBEMARLE CORPORATION


                            I N D E X

                                                                    Page
                                                                   Number
                                                                  --------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

          Consolidated Balance Sheets - September 30, 1996 and
          December 31, 1995                                         3-4

          Consolidated Statements of Income - Three and Nine
          Months Ended September 30, 1996 and 1995                   5

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995              6

          Notes to the Consolidated Financial Statements           7-11

  ITEM 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition                  12-16

PART II.  OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                        17

  ITEM 6.  Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                          18

EXHIBIT INDEX                                                       19

 Exhibit 10.1 - Credit Agreement
 Exhibit 27   - Financial Data Schedule

PART I.  FINANCIAL INFORMATION
------------------------------
  ITEM 1.  Financial Statements
           --------------------

                        ALBEMARLE  CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              ---------------------------
                                 (Dollars In Thousands)
                                 ----------------------
                                               September 30,       December 31,
                                                   1996                1995
                                                ------------      ------------
                                                (Unaudited)

   ASSETS
Current assets:
  Cash and cash equivalents                      $   39,326       $    33,130
  Accounts receivable, less allowance
   for doubtful accounts (1996-$1,191;
   1995-$1,615)                                     137,740           198,125
  Inventories:
   Finished goods                                    45,585           132,334
   Work-in-process                                    3,631             5,767
   Raw materials                                      9,476            15,125
   Stores, supplies and other                        15,074            24,371
                                               -------------      ------------
                                                     73,766           177,597
  Deferred income taxes and prepaid
   expenses                                          18,864            19,935
                                               -------------     -------------
        Total current assets                        269,696           428,787
                                               -------------     -------------
Property, plant and equipment, at cost            1,126,647         1,493,846

     Less accumulated depreciation and
     amortization                                  (638,680)         (807,951)
                                               -------------     -------------
          Net property, plant and equipment         487,967           685,895

Other assets and deferred charges                    64,274            60,814

Goodwill and other intangibles - net of
amortization                                         24,315            28,995
                                              --------------     ------------
Total assets                                   $    846,252      $  1,204,491
                                              ==============     ============

See accompanying notes to the consolidated financial statements.


                    ALBEMARLE  CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars In Thousands)
                             ----------------------

                                               September 30,     December 31,                                   31,
                                                  1996             1995
                                               -------------    ------------
                                                (Unaudited)

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                          $   54,077       $  102,788
     Long term debt, current portion                7,726           17,020
     Accrued expenses                              60,413           65,017
     Dividends payable                              3,853            3,634
     Income taxes payable                          31,191            5,760
                                               ------------     ----------
        Total current liabilities                 157,260          194,219
                                               ------------     ----------
Long-term debt                                     29,643          200,092

Other noncurrent liabilities                       64,038           54,512

Deferred income taxes                             101,610          133,102

Shareholders' equity:
     Common stock, $.01 par value,
        Issued - 55,038,320 in
        1996 and 66,076,853 in 1995,
        respectively                                  550             661
     Additional paid-in capital                   250,785         498,827
     Foreign currency translation adjustments      19,345          27,604
     Retained earnings                            223,021          95,474
                                              ------------      ---------
        Total shareholders' equity                493,701         622,566
                                              ------------      ---------
Total liabilities and shareholders'
     equity                                      $846,252      $1,204,491
                                              ============     ==========

See accompanying notes to the consolidated financial statements.

                                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     ---------------------------------------
                                     (In Thousands Except Per-Share Amounts)
                                     ---------------------------------------
                                                  (Unaudited)

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    ---------------------    ------------------
                                      1996       1995         1996      1995
                                    --------   --------     -------    -------
Net sales                           $183,776   $315,211     $649,986   $948,173

Cost of goods sold                   139,016    241,790      474,342    742,627
                                    --------    -------     --------    -------
   Gross profit                       44,760     73,421      175,644    205,546

Selling, general and
   administrative expenses            25,212     34,095       88,436     98,876

Research and development
   expenses                            8,480      6,645       22,317     20,868
                                    --------    -------     --------    -------
   Operating profit                   11,068     32,681       64,891     85,802

Interest and financing expenses          323      3,117        2,367     10,211

Gain on sales of businesses               --     (4,925)    (158,157)    (4,925)

Other income, net                       (271)    (1,111)      (3,823)    (1,933)
                                    --------    -------     --------    -------
Income before income taxes            11,016     35,600      224,504     82,449

Income taxes                           3,129     13,378       86,358     33,153
                                    --------    -------    ---------    -------
Net income                            $7,887    $22,222     $138,146    $49,296
                                    ========    =======    =========    =======
Earnings per share                      $.14       $.33        $2.30       $.74
                                    ========    =======    =========    =======

Shares used to compute
   earnings per share                 56,017     66,450       59,988     66,270
                                    ========    =======   ==========    =======
Cash dividends declared
   per share of common stock            $.07      $.055         $.18      $.155
                                    ========    =======   ==========    =======

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

                                                       Nine Months Ended
                                                          September 30,
                                                     --------------------
                                                        1996         1995
                                                      --------     --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         $33,130      $32,114
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                         138,146       49,296
    Adjustments to reconcile net income to cash
      flows from operating activities:
     Depreciation and amortization                      54,204       69,622
     Gain on sales of businesses, net of income
      taxes of $63,780 and $1,868, respectively        (94,377)      (3,057)
     Working capital increases excluding cash
      and cash equivalents, net of the
      effects of the sales of businesses:
       Income tax payments on gain on sale
         of business                                   (59,324)          --
       Other working capital increases                 (10,059)     (19,469)
     Other, net                                         (9,829)     (10,652)
                                                      --------      -------
     Net cash provided from operating activities        18,761       85,740
                                                      --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                               (64,094)     (81,891)
    Proceeds from sales of businesses, net of
      expenses and $42,297 of trade accounts
      payable retained by the Company                  487,345        4,195
    Acquisition of business                                 --       (2,138)
    Collections on notes received from sale of
      business                                              --        8,250
    Other, net                                           1,982          352
                                                      --------      -------
     Net cash provided from (used in) investing
          activities                                   425,233      (71,232)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                            26,641       29,394
    Repayments of long-term debt                      (204,334)     (19,543)
    Purchases of common stock                         (250,270)          --
    Dividends paid                                     (10,380)      (9,909)
    Other, net                                             545            -
                                                     ---------     --------
     Net cash (used in) financing activities          (437,798)         (58)
                                                     ---------     --------
Increase in cash and cash equivalents                    6,196       14,450
                                                     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $39,326      $46,564
                                                     =========     ========

See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
                    (In Thousands Except Per-Share Amounts)
                                (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1996 and December 31, 1995, the consolidated results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated cash flows for the nine months ended September 30, 1996 and 1995. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report which was incorporated by reference in the Company's Form 10-K filed on March 28, 1996. The December 31, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current presentation.

2. On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins, and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco") for $487.3 million, including plant and equipment (primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium), other assets, inventory and accounts receivable, net of expenses and trade accounts payable retained and paid by the Company, and certain business-related liabilities transferred at the date of sale. The sale involved the transfer of approximately 550 people who supported these businesses. The gain on the sale was $158.2 million ($94.4 million after income taxes or $1.57 per share), net of $44.3 million of costs incurred in connection with the sale for early retirements and work-force reductions, abandonment costs of certain facilities and certain other accruals (including environmental) related to the sale and/or the businesses sold. In connection with the sale of the Olefins Business, the Company utilized approximately $20 million of its Belgian net operating loss carryforward to offset, in part, the Belgian portion of the taxable gain.

    The transaction includes numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site and the operation of the Feluy plant site.

    The net sales and operating profit before allocation of corporate expenses for the Olefins Business for the three-months ended September 30, 1995 were $129.3 and $8.3 million, respectively.

                      ALBEMARLE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  ----------------------------------------------
                     (In Thousands Except Per-Share Amounts)
                                (Unaudited)


2. Continued.
    In addition, the net sales and operating loss before allocation of corporate expenses for the Olefins Business for the nine-months ended September 30, 1995 were $363.1 million and ($9.0) million, respectively.

3. On July 31, 1995 the Company sold its electronic materials business to MEMC Pasadena, Inc. for approximately $59.2 million, consisting of $4.2 million in cash and two notes totaling $55 million. The gain realized on the sale was deferred and was recognized as principal payments were collected on the notes received as consideration for the sale. For the three and nine-month periods ended September 30, 1995 the company recognized a gain of approximately $4.9 million
    ($3.1 million after taxes, or $.04 cents per share). The non-cash effects of the remaining balances of the note receivable and related deferred gain at September 30, 1995 approximated $46.8 million and $18.5 million, respectively, and are not reflected in the accompanying September 30, 1995 condensed consolidated statement of cash flow. Additionally, the Company currently operates for MEMC the granular polysilicon plant located at Pasadena, Texas.

4.  Debt consists of the following:

                                                   September 30,    December 31,
                                                       1996           1995
                                                   -------------    ------------
    Variable-rate bank loans                          $20,600        $130,000
    Foreign bank borrowings                            15,598          85,919
    Miscellaneous                                       1,171           1,193
                                                   -------------   -------------
        Total                                          37,369         217,112
    Less current maturities                             7,726          17,020
                                                   -------------    -------------
        Long-term debt                                $29,643        $200,092
                                                   =============    =============

    The reduction in long-term debt reflects payments resulting from use of the proceeds received from the sale of the Olefins Business.

    On September 24, 1996, to replace its existing credit facility, the Company entered into a new five-year, $500 million unsecured Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement") with a consortium of banks at various interest rate options. No amounts were outstanding at September 30, 1996 under that agreement. The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of consolidated shareholders' equity and consolidated indebtedness.

                             ALBEMARLE CORPORATION AND SUBSIDIARIES
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        ----------------------------------------------
                            (In Thousands Except Per-Share Amounts)
                                        (Unaudited)


5. The third quarter 1996 effective income tax rate was lower than the effective tax rate for nine months 1996, excluding the effects of the sale of the Olefins Business, due to the cumulative effect of a lower effective income tax rate for the year than previously forecasted. Both periods effective income tax rates were lower than the normal combined federal and state income tax rates for the periods. The provisions for income taxes on the operating results of the Company in the accompanying consolidated statements of income for the three- and nine-month periods ended September 30, 1995 are higher than normal combined federal and state income tax rates primarily due to the absence of tax benefits on net operating losses of the Company's Belgian subsidiary as the Company provided valuation allowances against the deferred tax assets related to these net operating losses due to the uncertainty of the assets' realization.

6. On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share for a total aggregate price (including expenses) of $219.4 million, through a self tender offer, which began on March 4, 1996 and concluded on April 1, 1996, following the sale of its Olefins Business to Amoco. Additionally, the Company purchased 275,400 and 1,481,100 common shares in the second and third quarters of 1996, respectively. The Company still has authorization from its board of directors to purchase approximately 4.2 million additional shares.


7. The following unaudited supplemental pro forma condensed consolidated statement of income for the nine months ended September 30, 1996 is presented assuming that the disposition of the Olefins Business had occurred as of January 1, 1995. The related pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations of the Company or what the results of operations would have been had the Company operated without the Olefins Business during the nine months ended September 30, 1996. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not give any effect to the purchase of 9,484,465 shares of common stock acquired in the tender offer as if it had occurred on January 1, 1995.

                            ALBEMARLE CORPORATION AND SUBSIDIARIES
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        ----------------------------------------------
                             (In Thousands Except Per-Share Amounts)
                                        (Unaudited)

7.  Continued.


                                Pro Forma Condensed Consolidated
                                        Statement of Income
                              Nine Months Ended September 30, 1996
                              ------------------------------------
                              Historical   Adjustments     Pro Forma
                              ----------   -----------     ---------
Net sales                       $649,986   $  (79,763) (a)
                                                  799  (b)  $571,022
Cost of goods sold               474,342      (71,200) (a)
                                                  420  (b)   403,562
                              ----------   ----------      ---------
   Gross profit                  175,644       (8,184)       167,460

Selling, R&D and general
   expenses                      110,753       (5,221) (a)   105,532
                              ----------   ----------      ---------
Operating profit                  64,891       (2,963)        61,928

Interest and financing
   expenses                        2,367       (1,563) (c)       804

Gain on sale of business        (158,157)     158,157  (d)        --

Other income, net                 (3,823)          16  (a)
                                                  (60) (e)    (3,867)
                              ----------    ----------     ---------
Income before income taxes       224,504     (159,513)        64,991

Income taxes                      86,358      (63,780) (d)
                                                 (519) (f)    22,059
                              ----------    ----------     ---------
Net income                      $138,146    $ (95,214)       $42,932
                              ==========    ==========     =========
Earnings per share                 $2.30                        $.72
                              ==========                   =========
Shares used to compute
  earnings per share              59,988                      59,988 (g)
                              ==========                   =========

         See accompanying notes to the pro forma condensed consolidated statement of income.


             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

7.  Continued.

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

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            ------------------------------------
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            ------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations during the periods included in the accompanying consolidated statements of income and changes in financial condition since December 31, 1995 of Albemarle Corporation ("Albemarle" or "the Company")

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle is engaged in the bromine chemicals, specialty chemicals and detergents and surfactants businesses.

Results of Operations
---------------------
Third Quarter 1996 Compared with Third Quarter 1995
---------------------------------------------------

NET SALES
Net sales for the third quarter of 1996 amounted to $183.8 million, down from $315.2 million in 1995. Excluding the third quarter 1995 net sales of the Olefins Business sold March 1, 1996 and the electronic materials business sold July 31, 1995, Albemarle's net sales for the third quarter of 1996 would have increased two percent ($4.3 million) from the 1995 primarily due to higher shipments of organometallics, partly offset by decreases in shipments of flame retardants, agricultural intermediates and bromine fine chemicals.

OPERATING COST AND EXPENSES
Cost of goods sold decreased primarily due to the impact of shipments of the Olefins Business and the electronic materials business in the third quarter of 1996 versus third quarter 1995 and higher foreign exchange gains offset in part by higher costs in pharmaceutical intermediates related primarily to naproxen start-up costs as well as higher operating costs and lower operating rates in flame retardants and bromine fine chemicals in the 1996 third quarter. Overall gross profit margins increased to 24.4% in the 1996 third quarter from 23.3% in the corresponding period in 1995.

Selling, general and administrative expenses, combined with research and development expenses, decreased 17% ($7.0 million) in 1996 from the 1995 quarter, primarily due to lower employee related expenses as a result of the sale of the Olefins Business and the electronic materials business as well as reductions in employee benefit costs and in the allowance for doubtful accounts. These reductions were offset in part by higher research and development expenses related to flame retardants and pharmaceuticals. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 18.3% in 1996 from 12.9% in the 1995 quarter.

OPERATING PROFIT
Excluding the results of businesses sold in both periods operating profit was significantly lower for the third quarter 1996 than the corresponding period of 1995 due to lower shipments and higher costs in flame retardants and bromine fine chemicals and higher costs in pharmaceutical intermediates.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in the third quarter of 1996 decreased to $.3 million from $3.1 million in 1995 due primarily to lower average outstanding debt. Other income decreased $.8 million due primarily to the absence of interest income from the notes receivable from MEMC Pasadena, Inc. received in connection with the July 31, 1995 sale of the electronic materials business.

GAIN ON SALE OF BUSINESS
The Company's third quarter 1995 earnings included a gain of $4.9 million (approximately $3.1 million after income taxes) representing the partial recognition of a gain realized on the July 31, 1995 sale of the Company's electronic materials business.

INCOME TAXES
The effective income tax rate for the third quarter of 1996 was 28.4% versus a 37.6% rate for the corresponding period of 1995. Income taxes decreased $8.4 million in the 1996 quarter compared to the 1995 quarter, on a $19.7 million decrease in pretax income from operations, excluding the effect of the gain on the sale of the electronics materials business in 1995. The lower than normal effective income tax rate and related income tax expense for the third quarter of 1996 was due to an adjustment to reflect the effect of lower than expected pretax income from operations and the planned utilization of foreign tax credits in 1996. The rate in the corresponding period in 1995 was higher than normal primarily because the Company provided valuation allowances against net operating losses of its Belgian subsidiary.

Results of Operations
---------------------
Nine Months 1996 Compared with Nine Months 1995
-----------------------------------------------

NET SALES
Net sales for the first nine months of 1996 amounted to $650.0 million, down from $948.2 million in 1995. Excluding the net sales in both periods of the Olefins Business sold March 1, 1996 and the electronic materials business sold July 31, 1995, Albemarle's net sales for the first nine months of 1996 would have increased three percent ($15.3 million) over the 1995 period. The sales increase in the remaining businesses was primarily due to higher shipments of organometallics, bromine and derivatives and bromine fine chemicals, partly offset by decreases in shipments of pharmaceutical intermediates, flame retardants and zeolites.

OPERATING COSTS AND EXPENSES
Cost of goods sold decreased primarily due to decreases in shipments, mainly due to the impact of the effects of the businesses sold as well as higher foreign exchange gains offset in part by higher costs in pharmaceutical intermediates related to naproxen start-up as well as higher operating costs and lower operating rates in flame retardants and bromine fine chemicals in the 1996 period. Gross profit margins for nine months 1996 increased overall to 27.0% from 21.7% in the corresponding period in 1995.

Selling, general and administrative expenses, combined with research and development expenses, decreased 8% ($9.0 million) in the first nine months of 1996 from the corresponding period in 1995, primarily due to lower employee related expenses as a result of the sale of the Olefins Business and the electronic materials business, as well as reductions in employee benefit costs and lower costs of outside services, offset in part by the expense associated with the exercise of certain stock appreciation rights and higher data processing expenses. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, increased to 17.0% in the first nine months of 1996 from 12.6% in 1995.

OPERATING PROFIT
Operating profit in the first nine months of 1996 decreased 24% ($20.9 million) from the corresponding period in 1995. Excluding the results of businesses sold in both periods, operating profit was significantly lower for the first nine months of 1996 than for the corresponding period of 1995 due to lower shipments and higher costs in pharmaceutical intermediates and flame retardants.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in the first nine months of 1996 decreased to $2.4 million from $10.2 million in the corresponding period of 1995 primarily due to lower average outstanding debt. Other income was up $1.9 million over the 1995 period primarily due to interest income from the temporary investment of a portion of the proceeds from the sale of the Olefins Business.

GAIN ON SALE OF BUSINESSES
The Company's earnings for the first nine months of 1996 included a gain resulting from the March 1, 1996 sale of the Olefins Business to Amoco for $487.3 million, including plant and equipment (primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium), other assets, inventory and accounts receivable, net of expenses and trade accounts payable retained and paid by the Company and certain business-related liabilities transferred at the date of sale. The sale involved the transfer of approximately 550
people who supported these businesses.   The gain on the sale was
$158.2 million ($94.4 million after income taxes or $1.57 per share), net of costs incurred or accrued in connection with the sale. (See Note 2 of the Notes to the Consolidated Financial Statements on page 7.) The Company's third quarter 1995 earnings included a gain of $4.9 million (approximately $3.1 million after income taxes) representing the partial recognition of the gain realized on the sale of the electronic materials business.


<PAGE 15>

INCOME TAXES
Income taxes in the first nine months of 1996 increased $53.2 million from the 1995 period on a $142.0 million increase in pretax income while the effective income tax rate was 38.5% in the 1996 period versus a 40.2% rate for the corresponding period in 1995. Excluding the effect of the gains on the sales of the businesses, income taxes in the first nine months of 1996 decreased $8.7 million compared to the 1995 period, reflecting an effective income tax rate of 34.0%, down from the 40.4% rate for the first nine months of 1995, on an $11.2 million decrease in pretax income from operations. The rate for the first nine months of 1996 was favorably impacted by improved operating results from the Company's former Belgium subsidiary, lower than expected pretax income from operations and the planned benefits in 1996 of foreign tax credits. The rate in 1995 was higher than normal primarily because the Company provided valuation allowances against net operating losses of its Belgian subsidiary.

Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at September 30, 1996, were $39.3 million which represents an increase of $6.2 million from $33.1 million at year-end 1995.

Approximately 18.8 million of cash was generated by operations in the first nine months of 1996, which included installment income tax payments of $59.3 million on the gain on the sale of the Olefins Business. Excluding the impact of the income tax payments, cash flows from operations would have been $78.1 million which together with $26.6 million of proceeds from borrowings were sufficient to cover operating activities, capital expenditures, payment of dividends, purchases of common stock and increase cash and cash equivalents.

Proceeds from the sale of the Olefins Business of $487.3 million, net of expenses and trade payables retained and paid by the Company, were used to purchase 9,759,865 shares of common stock, repay long-term debt, and pay installments of income taxes related to the sale.

On September 24, 1996, to replace its existing credit facility, the Company entered into a new five-year, $500 million unsecured Competitive Advance and Revolving Credit Facility Agreement with a consortium of banks at various interest rate options. No amounts were outstanding at September 30, 1996 under that agreement. The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of consolidated shareholders' equity and consolidated indebtedness.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments to common shareholders at current rates.

The Company's foreign currency translation adjustments, net of related deferred taxes, at September 30, 1996, decreased 30% from December 31, 1995, primarily due to the strengthening of the U.S.
dollar.

The non-current portion of the Company's long-term debt amounted to $29.6 million at September 30, 1996, compared to $200.1 million at the end of 1995. The reduction in long-term debt reflects payments resulting from the use of proceeds received from the sale of the Olefins Business. The Company's long-term debt, including the current portion, as a percentage of total capitalization at September 30, 1996, amounted to approximately 7.0% compared to 25.9% at December 31, 1995.

The Company's capital expenditures in the third quarter of 1996 were lower than in the third quarter of 1995. For the year, capital expenditures should be significantly below the 1995 level. Capital spending will be financed primarily with cash flow from operations with any needed additional cash to be provided from debt. The amount and timing of any borrowing will depend on the Company's specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the Company's knowledge, it currently is complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

Part II - OTHER INFORMATION
---------------------------
  ITEM 1.  Legal Proceedings
           -----------------

An administrative proceeding, involving a potential penalty in excess of $100,000, was previously reported in the Company's 1996 first quarter report on Form 10-Q. The Company completed a settlement on August 30, 1996 for a cash penalty of less than $100,000, plus a supplemental environmental project to be agreed upon, expected to cost approximately $150,000.

An administrative proceeding with the federal Occupational Safety and Health Administration, involving a proposed penalty of $119,000, was previously reported in the Company's 1996 second quarter report on Form 10-Q. The Company has filed a notice of contest and is contesting vigorously.

  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

   (a) Exhibits - The following document is filed as an exhibit to this Form 10-Q pursuant to Item 601 of Regulation S-K:

     10.1 Credit Agreement, dated as of September 24, 1996, between the Company, NationsBank, N.A. as administrative agent and Bank of America Illinois, The
            Bank of New York and The Chase Manhattan Bank, as co-agents and certain commercial banks, which supersedes the Credit Agreement of February 16, 1994, previously filed with the Securities and Exchange Commission in its entirety.


     27     Financial Data Schedule

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


                                   ALBEMARLE  CORPORATION
                                   ----------------------
                                      (Registrant)



Date: November 5, 1996             By: s/Thomas G. Avant
                                   ------------------------------
                                   Senior Vice President
                                   (Principal Accounting Officer)




Date: November 5, 1996             By: s/Robert G. Kirchhoefer
                                   ----------------------------
                                   Treasurer

                          EXHIBIT INDEX
                          -------------


EXHIBIT 10.1
------------

     Credit Agreement, dated as of September 24, 1996, between the Company, NationsBank, N.A. as administrative agent and Bank of America Illinois, The Bank of New York and The Chase Manhattan
     Bank, as co-agents and certain commercial banks, which supersedes the Credit Agreement of February 16, 1994, previously filed with the Securities and Exchange Commission in its entirety.


EXHIBIT 27
-----------

     Financial Data Schedule