Form 10-K
period 1996-12-31
ALBEMARLE CORP
filed 1997-03-27
CIK 915913

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the fiscal year ended December 31, 1996

                                       OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
  For the transition period from             to

        Commission file number   1-12658

                              ALBEMARLE CORPORATION

             (Exact name of registrant as specified in its charter)

         VIRGINIA                                             54-1692118
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                                23210
(Address of principal                                           (Zip Code)
 executive offices)

Registrant's telephone number, including area code:   804-788-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                   Name of each exchange
                                                      on which registered

COMMON STOCK, $.01 Par Value                          NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X         No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                                       (i)

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1996: $667,549,441.*

Number of shares of Common Stock outstanding as of December 31, 1996: 55,046,183.

--------------------------------------------------------------------------------
*In determining this figure, an aggregate of 18,215,869 shares of Common Stock reported in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on December 31, 1996, as reported by The Wall Street Journal.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Albemarle Corporation's Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report"), are incorporated by reference into Parts I, II and IV of this Form 10-K.

2. Portions of Albemarle Corporation's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                      (ii)

                                     PART I

Item 1.          BUSINESS

        Albemarle Corporation ("the Company" or "Albemarle") was incorporated under the laws of the Commonwealth of Virginia on November 24, 1993, as a wholly-owned subsidiary of Ethyl Corporation ("Ethyl"). Ethyl thereafter transferred to Albemarle Ethyl's olefins and derivatives, bromine chemicals and specialty chemicals businesses, and, at the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding shares of Albemarle. Since February 28, 1994, the Company has been a publicly held operating company.

        On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle is engaged in the bromine chemicals and specialty chemicals businesses.

        Unaudited pro forma condensed consolidated statements of income for the years ended December 31, 1996 and 1995, which the Company believes are important to enable the reader to obtain a meaningful understanding of Albemarle's results of operations excluding the Olefins Business, are included in Note 18 of the Notes to the Consolidated Financial Statements of the Annual Report, and are incorporated herein by reference. The unaudited pro forma condensed consolidated statements of income are for informational purposes only and do not purport to be indicative of the Company's future consolidated results of operations of

Albemarle or what the consolidated results of operations would have been had Albemarle operated without the Olefins Business for all of 1996 and 1995.

Description of Business

        Albemarle is a major producer of fine and performance chemicals including polymer intermediates, cleaning product intermediates and additives, agricultural chemical intermediates, pharmaceutical intermediates, catalysts, brominated flame retardants, bromine chemicals and potassium and chlorine chemicals. Albemarle employs approximately 2,800 people.

        The following discussion of the Company's businesses as of December 31, 1996, should be read in conjunction with the information contained in the "1996 Financial Review" section of Albemarle's Annual Report as of December 31, 1996, referred to in Item 7 that follows.

        The Company conducts its worldwide chemicals operations through two global business units -- bromine chemicals and specialty chemicals.

        Albemarle manufactures a broad range of chemicals, most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds and biocides. Most sales of the Company's products are made directly to manufacturers of the products mentioned in the preceding sentence, including chemical and polymer companies, pharmaceutical companies, cleaning product manufacturers, paper and photographic companies, drilling companies and water treatment companies.

        The Company produces the majority of its products in the United States but also has a significant production facility in France and also has aluminum alkyls produced for it by Amoco at the Company's former Feluy, Belgium plant. The processes and technology for most of these products were developed in the Company's or its predecessor's research and development laboratories.

        Products of the bromine chemicals business include elemental bromine, flame retardants, alkyl bromides, inorganic bromides, a number of bromine fine chemicals, potassium chemicals and chlorine. Applications for these products primarily exist in chemical synthesis, polymer products, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products, soil fumigation and chemical intermediates for pharmaceutical, photographic and agricultural chemicals. The remaining products of the olefins and derivatives business which were not sold to Amoco, operate as a part of bromine chemicals as the surfactants and biocides business. These products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; zeolite A (sodium alumina silicate) used as a phosphate replacement in laundry detergent builders; and alkenyl succinic anhydride (ASA) used in paper-sizing formulations. These businesses have many varied customers. The products are sold to suppliers of household, institutional and industrial cleaners, personal care products and industrial products.

        In most bromine chemicals product lines the Company's plants operated below capacity during 1996, with the exception of SAYTEX(R) BT-93(R)W which operated at full capacity. An expansion of brine field and bromine capacities at the Company's Magnolia, Arkansas facility that started in 1995, was continued. The overall result of the current phase of the program will be a bromine production capacity increase of thirty (30) percent. Also expanded in 1996 were plant capacities to produce SAYTEX(R) 8010, SAYTEX RB-49, SAYTEX BT-93(R)R, SAYTEX BT-93W and SAYTEX RB-100 flame retardants. The Company continues to focus on expansion of its bromine production capabilities and an expanded mineral leasing program.

        The Company's subsidiary Albemarle PPC ("APPC") operates a plant in Thann, France. APPC is one of the world's largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricultural chemical intermediates. APPC also operates an electrolysis unit to produce high-purity caustic potash and potassium carbonate used in the glass, water treatment, cleaning product and food industries. A 20% expansion of manufacturing capability at the Company's organic bromide production facility in Thann, France was completed in 1996 to satisfy growing market needs for bromine fine chemicals and our own captive demand for an intermediate for production of naproxen. APPC strengthens the Company's position in bromine chemicals and provides substantial additional manufacturing and research and development capabilities in Europe.

        The specialty chemicals business produces a broad range of chemicals, including pharmaceutical and agricultural intermediates, polymer curatives, catalysts and antioxidants.

        The Company's primary pharmaceutical intermediate, ibuprofen, is a widely-used pharmaceutical that provides fever reduction and temporary relief of aches and pains and menstrual cramps. Bulk ibuprofen is formulated into tablets by pharmaceutical companies who sell to customers in both the prescription and over-the-counter markets. Ibuprofen products account for more than 25% of the U.S. over-the-counter analgesic market. They compete against other painkillers containing aspirin, acetaminophen, ketoprofen and naproxen. The Company is one of the world's largest producers of ibuprofen.

        During 1995 and 1996, existing facilities were modified to provide a 500 metric ton commercial production capability for bulk naproxen. In 1997, the Company plans to start up commercial production of bulk naproxen with initial sales commencing as customers obtain U.S. Food and Drug Administration ("FDA") approval.

        Agricultural intermediates are sold to chemical companies that supply finished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops, and organophosphorus products for insecticide use. A new agricultural intermediate (an urease inhibitor), primarily for use on corn to improve the effectiveness of nitrogen-based fertilizers, is undergoing commercial-scale trials and expanded testing in 1997.

        Aluminum alkyls are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene, and decene, and organotin heat stabilizers, and in the preparation of organic intermediates. The Company has continued to expand and debottleneck its production capacity at Pasadena, Texas and Orangeburg, South Carolina. It has also strengthened its supply chain for methylaluminoxane ("MAO"), a co-catalyst used in metallocene catalyst systems, by increasing capacity for MAO and for the key raw materials needed to make MAO. The Company has continued to build its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of metallocene based polymers.

        The Company is also expanding its efforts in polymer curatives, products used to control polyurethane and epoxy system polymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins.

        In most specialty chemicals product lines the Company's plants operated near capacity during 1996, with the exception of bulk ibuprofen and halide aluminum alkyls which had excess capacity. An expansion in alkylated aromatics capacity was started in 1995 and completed in 1996 at one of the Company's facilities.

        The Company operates on a worldwide basis with (i) a manufacturing plant located in France in addition to facilities in the United States, (ii) offices and distribution terminals in Belgium, France, Japan and Singapore as well as the United States and (iii) offices in the People's Republic of China and Hong Kong. The Company has no significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 17 -- "Geographic Area Information" of Notes to The Consolidated Financial Statements in the Annual Report.

Competition

     The Company operates in a highly competitive marketplace, competing against a number of other companies in each of its product lines. Some markets involve a significant number of competitors, while others involve only a few. The competitors of the Company are both larger and smaller in terms of resources and market share. Competition generally is based on product performance, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.

        In general, the Company competes in all of its markets on the basis of the quality and price of its products as well as customer services, by maintaining a broad range of products and by focusing resources on products in which the Company has a competitive advantage. The Company endeavors to improve its reputation for quality products, competitive prices and excellent customer service and support. Competition in connection with all of the Company's products requires continuing investments in research and development, product and process improvements and specialized customer services. Through research and development, the Company and its subsidiaries will seek to increase margins by introducing value-added products and products based on proprietary technologies.

Raw Materials

        Raw materials used by the Company include ethylene, potassium chloride, aluminum, ortho-toluidine, bisphenol-A, chlorine, phenol, isobutylene, caustic soda, toluene, diphenyl oxide, sodium silicate, dimethlyamine, maleic anhydride, ethanol, phosphorus, sulfuric acid, hydrogen cyanide, and nitrogen, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or provided under contracts at prices the Company believes are competitive. The Company also produces bromine in Arkansas from its extensive brine reserves backed by an active leasing program. The Company has signed supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bromine requirements for the production of bromine fine chemicals in our Thann, France facility and provide additional bromine if requested for the Company's other bromine needs.

Major Customers

        Due to the diversity of product lines in which the Company competes, no major portion of the Company's sales or earnings was generated by one customer nor is the Company overly reliant on contracts with any one public, private or governmental entity.

        Several of the Company's customers manufacture products for cyclical industries such as the agricultural, automotive, electronics and building and construction industries. As a result, demand for the products of the Company from customers in such industries also is cyclical. In addition, the profitability of sales of certain of the Company's products depends on the level of industry plant capacity utilization.

     Due to the diversity and size of the Company's operations, there is little seasonal variation in revenues or earnings, except for certain agricultural products.

Significant Developments Since Last Form 10-K

        On March 1, 1996, the Company announced the sale of its Olefins Business to Amoco for $487.3 million, including plant and equipment, other assets, inventory and accounts receivable net of expenses and related trade payables paid by the Company.

        The sale involved the transfer of approximately 550 people who supported these businesses. Certain assets located primarily in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium were included in the sale. The transaction included numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena, Texas plant and the operation for the

Company of the aluminum alkyls portion of the Feluy Plant site by Amoco. In connection with the sale of the Olefins Business, the Company also implemented an early-retirement and work-force reduction program for certain salaried employees. The effort is expected to result in annual cost savings to the Company. A Form 8-K report relating to the sale was filed with the Securities and Exchange Commission ("SEC") on March 15, 1996.

        On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share plus expenses for a total aggregate cost of $219.4 million, through a tender offer, which began on March 4, 1996 and concluded on April 1, 1996. A Form 13E-4 for Albemarle Corporation was filed with the SEC on March 4, 1996. Later in 1996 the Company purchased an additional 1,756,500 shares for $32.1 million, at an average price of $18.25 per share, in market transactions.

Research and Patents

     The Company's research and development supports each of the major business areas.

        With respect to bromine chemicals, the research focus is on new and improved flame retardants targeted to satisfy increasing market needs for performance and quality in products manufactured from polystyrene, acrylonitrile-butadiene-styrene (ABS) and engineered thermoplastics. Development efforts are focused on efficiently debottlenecking plant capacity to meet the strong demand for the above businesses and additionally on expanding and developing new markets for bromine fine chemicals. This effort is expected to continue through 1997.

        The primary focus of specialty chemicals' research in 1996 was new catalysts (metallocenes), new pharmaceutical intermediates and new agricultural intermediates. This effort is expected to continue into 1997 and beyond.

        In addition to the U.S. research facility in Baton Rouge, Louisiana, the Company's European businesses are supported by the research and development facilities at Louvain-la-Neuve, Belgium, and Thann, France, as well as at various other plant locations.

        The Company spent approximately $30.4 million, $29.5 million and $28.1 million in 1996, 1995 and 1994, respectively, on research and development, which amounts qualified under the technical accounting definition of research and development. Total R&D department spending for 1996 was some $43.7 million, including $13.3 million related to technical services support to customers and the Company's plants, testing of existing products, cost reduction, quality improvement and environmental studies.

        The Company considers patents, licenses and trademarks to be of significance to its business. As of December 31, 1996, the Company owned more than 1,200 active United States and foreign patents, including 23 U.S. patents and 64 foreign patents issued in 1996. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

Environmental Regulation

        The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the Company's knowledge, Albemarle is currently complying with and expects to continue to comply in all material respects with all existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect on earnings or the competitive position of Albemarle.

        Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party (PRP) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company's participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and, in many cases, settled by the Company or its predecessor company. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs in accordance with FASB Statement No. 5 "Accounting for Contingencies" and FASB Interpretation No. 14. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material.

        Albemarle's environmental operating and safety costs charged to expense, which are not considered to be normal operating costs, were approximately $11.5 million in 1996 versus approximately $9.0 million in 1995 and $8.9 million in 1994, excluding depreciation of previous capital expenditures, and are expected to be approximately in the same range over the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 1996 totaled approximately $8.2 million. There is a reasonable possibility that future remediation costs in excess of amounts already recorded could amount to $7.0 million before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular reporting period.

        Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $14.7 million, $22 million and $20.3 million in 1996, 1995 and 1994, respectively. For each of the next few years, capital expenditures for these types of projects are likely to be in the same range. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful or whether additional expenditures may prove necessary.

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

        The Company's operations are substantially all in the chemicals industry. Geographic area information for the Company's operations for the three years ended December 31, 1996, is presented in the Annual Report on page 14 (and
Note 17 to the Consolidated Financial Statements on pages 35-36) and is incorporated herein by reference.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

        Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1996, is set forth in the Annual Report on page 14 and in Note 17 of the Notes to The Consolidated Financial Statements on pages 35- 36 and is incorporated herein by reference. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Far East, Latin America and Europe. Sales by foreign subsidiaries are primarily in Europe, the Middle East and the Far East.

Item 2.  PROPERTIES

        The  Company's  principal  executive  offices  are  located at 330 South
Fourth Street, Richmond, Virginia 23219, and its principal administrative offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. The Company leases its executive offices and administrative offices in Richmond, Virginia; and Baton Rouge, Louisiana; and its regional offices in Brussels, Belgium; Singapore; and Tokyo, Japan; as well as various sales and other offices.

        The following is a brief description of the principal plants and related facilities of the Company, all of which are owned ex cept as stated below.

        LOCATION                                PRINCIPAL OPERATIONS
        --------                                --------------------
Baton Rouge, Louisiana                      Research and product-development
(2 facilities, one on leased                activities
land)

Pasadena,  Texas                            Production  of  aluminum  alkyls,
                                            alkenyl    succinic    anhydride,
                                            orthoalkylated    anilines    and
                                            phenols,   zeolite  A  and  other
                                            chemicals; research activities

Louvain-la-Neuve, Belgium                   Research and customer technical
                                            service activities

Magnolia, Arkansas                          Production of flame retardants and
(West Plant)                                bromine

Magnolia, Arkansas                          Production  of flame  retardants,
(South Plant)                               bromine,    ethylene   dibromide,
                                            several    inorganic    bromides,
                                            agricultural             chemical
                                            intermediates,    and    tertiary
                                            amines; research activities

Orangeburg,   South  Carolina               Production      of      specialty
                                            chemicals,              including
                                            pharmaceutical     intermediates,
                                            fuel     additives,     manganese
                                            antiknocks,        orthoalkylated
                                            phenols  and  polymer  modifiers;
                                            research activities

Thann, France                               Production    of   organic    and
                                            inorganic              brominated
                                            pharmaceutical,  photographic and
                                            agrochemical       intermediates,
                                            high-purity  caustic  potash  and
                                            potassium   carbonate;    product
                                            development activities

Feluy,  Belgium                             Production of aluminum alkyls
(Leased by Amoco  under a 99 year
lease   but   operated   for  the
Company)



--------------------------------------------------------------------------------

        The Company currently is adding capacity in the flame retardants and specialty chemicals areas. The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 1997. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

Item 3.  LEGAL PROCEEDINGS

        The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.

        While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they will not ultimately result in any liability that would have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

        An administrative proceeding with the federal Occupational Safety and Health Administration (OSHA), involving a potential penalty in excess of $100,000, but not more than $119,000, was previously reported in the Company's 1996 reports on Form 10-Q. The Company filed a notice of contest and is contesting vigorously. In the fourth quarter of 1996, OSHA issued two additional citations, one of which involved a potential penalty in excess of $100,000, but not more than $110,000. The Company filed a notice of contest and is contesting vigorously these additional citations. Each of these citations arose out of a series of unrelated fires in the MEMC Electronic Materials, Inc. ("MEMC") Polysilicon plant in Pasadena, Texas that was sold to MEMC but which is operated by the Company under contract.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Inapplicable.

ADDITIONAL INFORMATION - OFFICERS OF THE COMPANY

        The names and ages of all officers of the Company, as of March 1, 1997, are set forth on the following page. The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders' meeting (April 23, 1997). All of such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of Dirk Betlem and William M. Gottwald, MD. Dirk Betlem joined the Company's predecessor June 1, 1993, following nearly 30 years with E.I. duPont de Nemours in a variety of management positions in the U.S. and Europe, most recently as Vice President, Imaging Systems and earlier in a variety of manufacturing positions and management positions in Europe, the Middle East and Africa. William M. Gottwald joined Albemarle after being associated with Ethyl Corporation since 1981, most recently as senior vice president responsible for finance, planning and information resources. He served as a director and Executive Committee member of Albemarle from 1994 until early 1996.

          Name                 Age              Office
-----------------------        ---    --------------------------------
*Floyd D. Gottwald, Jr.        74     Chairman of the Board and of the
                                      Executive Committee, Chief
                                      Executive Officer, Director

*Charles B. Walker             58     Vice Chairman of the Board, Chief
                                      Financial Officer, Director

*Dirk Betlem                   58     President and Chief Operating
                                      Officer, Director

Thomas G. Avant                58     Senior Vice President - Finance
                                      and Managing Director Americas

E. Whitehead Elmore            58     Senior Vice President, General
                                      Counsel, Corporate Secretary

John G. Dabkowski              48     Vice President and General
                                      Manager - Specialty Chemicals

Dixie E. Goins                 46     Vice President - Research and
                                      Development

William M. Gottwald, MD        49     Vice President - Corporate
                                      Strategy and Secretary to the
                                      Executive Committee

Robert G. Kirchhoefer          56     Treasurer

Victor L. McDearman            52     Vice President and General
                                      Manager - Bromine Chemicals

Charles E. Moore               56     Vice President - Engineering

George A. Newbill              53     Vice President - Manufacturing

Gary L. Ter Haar               60     Vice President - Health and
                                      Environment

Michael D. Whitlow             45     Vice President - External Affairs
                                      and Investor Relations

Edward G. Woods                55     Vice President - Business
                                      Development

*Member of the Executive Committee

Certain Agreements Between Albemarle and Ethyl

        Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements have been transferred to Amoco as part of the Olefins Business sale. In addition, Albemarle and Ethyl, as discussed in a previous Form 10-K, entered into agreements providing for the blending by Albemarle for Ethyl of certain products and the production of others at the Company's Orangeburg, South Carolina, plant.

Certain Agreements Between Albemarle and MEMC

        Albemarle and MEMC entered into agreements, dated as of July 31, 1995, pursuant to which the Company provides operating and support services to MEMC.

Pasadena, Texas Agreements

        The Pasadena, Texas plant consists of facilities for the production of electronic materials products. Albemarle operates for MEMC the facilities that produce electronic materials (the "MEMC Pasadena Plant Site"). The operating agreement relating to the MEMC Pasadena Plant Site (the "MEMC Operating Agreement") provides that Albemarle will produce certain electronic materials products meeting MEMC's specifications and provide certain services and utilities customarily used by or reasonably necessary to maintain the MEMC Pasadena Plant Site in accordance with design capacity. The MEMC Operating Agreement is a five year agreement, but after two years, at MEMC's option, and upon one year's notice, MEMC may terminate the agreement. MEMC reimburses Albemarle for certain costs specified in the MEMC Operating Agreement and pays to Albemarle an annual operating fee. In addition, Albemarle shall receive a bonus or shall refund to MEMC a portion of the operating fee dependent upon agreed performance criteria for each contract year. After expiration or termination of the MEMC Operating Agreement, Albemarle will supply certain utilities and services to the MEMC Pasadena Plant Site pursuant to a utilities and services agreement (the "Utilities and Services Agreement"). All of the utilities and services are supplied at Albemarle's cost plus a percentage fee. Albemarle is to furnish certain utilities and services for a minimum of five years from the effective date of the Utilities and Services Agreement, subject to the right of MEMC to terminate any one or more utilities or services on twelve months' notice. Albemarle will make available to MEMC certain other utilities and services for the duration of MEMC's lease of the property upon which the MEMC Pasadena Plant Site is located.

Certain Agreements between Albemarle and Amoco

        Albemarle and Amoco entered into agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services and products to Amoco, and Amoco provides operating and support services and products to Albemarle.

Pasadena, Texas Agreements

        After the sale, Amoco owns and operates the linear alpha olefins and synthetic alcohols facilities ("Amoco Pasadena Plant"). Albemarle owns and operates all remaining Albemarle plants ("Albemarle Pasadena Plant"), and operates MEMC Pasadena, Inc.'s electronic materials facility.

        As a result of the sale, Albemarle supplies to Amoco (among others): certain utilities utilized by Amoco at the Amoco Pasadena Plant, including electricity, infrastructure, natural gas, steam, boiler feedwater, nitrogen, water, flare, wastewater treatment and other utilities; certain services, such as facilities maintenance, security, parking, shops, pipe racks, laundry and change house, telephone switching, administrative services, and laboratory, technical and analytical services; aluminum alkyls and certain other products for use in the olefins and alcohols units; operation of minor Amoco facilities associated with the production of alpha olefins and alcohols; certain logistical services related to stores, receiving, warehousing, railroads and truck trailers; and mutual aid and fire protection.

        As a result of the sale,  Amoco  supplies to Albemarle  (among  others):
certain utilities utilized by Albemarle at the Albemarle Pasadena Plant, including refrigerated isobutylene, instrument air, steam, boiler feedwater, flare and other utilities; ethylene, linear alpha olefins, sodium aluminate, and certain other products for use in the Albemarle Pasadena Plant and other Albemarle facilities; certain material handling services (tank farm and terminal facility); and mutual aid and fire protection.

        Virtually all of the utilities, services and products supplied by Albemarle to Amoco and from Amoco to Albemarle in Pasadena, Texas are supplied at the provider's cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle to Amoco and from Amoco to Albemarle have an initial term of 10 years, with an automatic extension for an additional 10 year term, unless terminated by either party at the end of the initial term upon 2 years notice. With respect to products supplied by Albemarle to Amoco, and with respect to decanol, sodium aluminate and alkoxide supplied by Amoco to Albemarle, Amoco may terminate the supply of such product on 180 days notice. With respect to products supplied by Amoco to Albemarle, Albemarle may terminate the supply of such product on 180 days notice. With respect to rail car and truck trailer services, the term is indefinite and may be terminated on 2 years notice by either party. With respect to wastewater treatment services, the term is indefinite and may be terminated by Amoco upon 6 months notice or by either party upon termination of operations.

Feluy, Belgium

        After the sale, Amoco possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefin facilities. In addition, Amoco possesses (under the same lease) and operates the aluminum alkyls facilities exclusively for Albemarle (term: 10 years-Albemarle has the right to extend for one additional 10 year term). Albemarle supplies aluminum alkyl products to Amoco for use in the linear alpha olefins facility (term: 10 years-Amoco has right to extend for one additional 10 year term). The operation services and products supplied by Albemarle to Amoco and from Amoco to Albemarle are at the provider's cost plus a percentage fee.

Other Agreements

        For a limited period of time after the closing date (term: ranging from 1 month to 1 year, depending upon the service involved), and in order to facilitate a smooth transition of the transferred businesses to Amoco, Albemarle supplies to Amoco certain interim services (including, by Albemarle; office and laboratory space, technical service, administrative and logistical support, information technology services, pilot plant operations, product stewardship, order processing, operation of facilities, etc.). These interim services are supplied at Albemarle's cost plus a percentage fee. Albemarle's Japanese affiliate acts as an authorized sales representative of Amoco for olefins, alcohols and poly alpha olefins in Japan on a commission basis for a period of two years following March 1, 1996. Albemarle provides certain consulting services with respect to Japanese sales of those products for a period of up to eighteen months from March 1, 1996. Albemarle also may act as a distributor of linear alpha olefins and poly alpha olefins in the oil field services business.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        The information contained on page 15 of the Annual Report under the caption "Shareholder Data & Market Prices of Common Stock" is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

        The information for the five years ended December 31, 1996, contained in the "Five-Year Summary" on pages 8 and 9 of the Annual Report is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The textual and tabular information concerning the years 1996, 1995 and 1994 contained in the "Financial Review" section on pages 10 through 14 of the Annual Report is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements contained on pages 16 through 20, the Notes to The Consolidated Financial Statements contained on pages 21 through 37 and the Report of Independent Accountants on page 38 of the Annual Report are incorporated herein by reference.

Recently Issued Accounting Standards:

        The Financial Accounting Standards Board recently issued FASB Statement No. 128, "Earnings per Share" which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has not yet made a determination of the impact that adoption of FASB Statement No. 128 is expected to have on the financial statements of Albemarle.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        Inapplicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors is incorporated herein by reference. See "Additional Information Officers of the Company" at the end of
Part I above for information about the officers of the Company.

Item 11.  EXECUTIVE COMPENSATION

        The  information  contained  in the Proxy  Statement  under the  caption
"Compensation  of  Executive  Officers  and  Directors"   concerning   executive
compensation is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        The information contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Ownership" are incorporated herein by reference.

                                     PART IV

Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K

(a) (1)

             The following consolidated financial and informational statements of the registrant included on pages 16 to 38 in the Annual Report are incorporated herein by reference:

             Consolidated Balance Sheets as of December 31, 1996 and 1995

             Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for the years ended December 31, 1996, 1995, and 1994

             Notes to The Consolidated Financial Statements

             Report of Independent Accountants

(a) (2)

             No Financial  Statement  Schedules are provided in accordance  with
             Item 14 (a) (2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a) (3)      Exhibits

             The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

             3.1 Amendment to Restated Articles of Incorporation of the registrant (filed as exhibit 3.1 to the Company's Form 10-K for 1994 (No. 1-12658), and incorporated herein by reference).

             3.2 Amended By-laws of the registrant (filed as exhibit 3.2 to the Company's Form 10-K for 1995 (No. 1-12658), and incorporated herein by reference).

             10.1 Credit Agreement, dated as of September 24, 1996, between the Company, NationsBank, N.A., as administrative agent and Bank of America Illinois, The Bank of New York and the Chase Manhattan Bank, as co-agents and certain commercial banks (filed as Exhibit 10.1 to the Company's Third Quarter 1996 Form 10-Q (No. 1-12658) and incorporated herein by reference).

             10.2 The Company's 1994 Omnibus Stock Incentive Plan, adopted on February 28, 1994 (filed as Exhibit 10.1 to the Company's Form S-1 (No. 33-77452), and incorporated herein by reference).

             10.3 The Company's Bonus Plan, adopted on February 8, 1994 (filed as Exhibit 10.8 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference).

             10.4 Savings Plan for the Employees of the Company, adopted on February 28, 1994 (filed as Exhibit 10.9 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference).

             10.5 The Company's Excess Benefit Plan (filed as Exhibit 10.10 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference).

             10.6     The Company's Supplemental Retirement Plan (filed as
                      Exhibit 10.11 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference).

             10.7 The Company's Agreement between Certain Executives (filed as Exhibit 10.12 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference).

             11. Statements re: Computation of Earnings Per Share - Historical (filed herewith).

             11.1     Statements re: Computation of Pro Forma Earnings Per Share
                      - for years ended December 31, 1996 and 1995 (filed herewith).

             11.2 Statements re: Computation of Pro Forma Earnings Per Share - for year ended December 31, 1996 (filed herewith).

             13. The registrant's Annual Report to Shareholders for the year ended December 31, 1996 (Note 1).

             21.      Subsidiaries of the Company (filed herewith).

             23.1 Consent of Independent Certified Public Accountants, Coopers & Lybrand L.L.P. (filed herewith).

             --------------------------

             Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as part of this Form 10-K.

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - Schedules are omitted as the information is either not applicable, not required or has been furnished in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALBEMARLE CORPORATION

                                       (Registrant)

                                   By:       /s/ Floyd D. Gottwald, Jr.
                                            ------------------------------
                                            Floyd D. Gottwald, Jr.
                                            Chairman of the Board

Dated: March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 1997.

       Signature                                        Title
       ---------                                        -----
 /s/ Floyd D. Gottwald, Jr.                 Chairman of the Board,
-------------------------------             Chairman of the Executive
  (Floyd D. Gottwald, Jr.)                  Committee, Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)

 /s/ Charles B. Walker                      Vice Chairman of the Board,
-------------------------------             Chief Financial Officer
   (Charles B. Walker)                      and Director
                                            (Principal Financial Officer)

       Signature                                        Title
       ---------                                        -----
 /s/ Thomas G. Avant                        Senior Vice President - Finance
-------------------------------             (Principal Accounting Officer)
   (Thomas G. Avant)                        and Managing Director Americas

 /s/ Craig R. Andersson                     Director
-------------------------------
   (Craig R. Andersson)

 /s/ Dirk Betlem                            President and Director
-------------------------------
   (Dirk Betlem)

 /s/ John D. Gottwald                       Director
-------------------------------
   (John D. Gottwald)

 /s/ Andre B. Lacy                          Director
-------------------------------
   (Andre B. Lacy)

 /s/ Seymour S. Preston, III                Director
-------------------------------
   (Seymour S. Preston, III)

 /s/ Emmett J. Rice                         Director
-------------------------------
   (Emmett J. Rice)

 /s/ Anne M. Whittemore                     Director
-------------------------------
   (Anne M. Whittemore)
                                      -35-

                                  EXHIBIT INDEX

Number and Name of Exhibit                             Page Number
--------------------------                             -----------
3.1          Amendment to Restated Articles            Incorporated by reference
             of Incorporation of the                   - see Page 31
             registrant

3.2          Amended By-laws of the                    Incorporated by reference
             registrant                                - see Page 31

10.1         Credit Agreement, dated as of             Incorporated by reference
             September 24, 1996, between the           - see Page 31
             Company, NationsBank, N.A., as
             administrative agent and Bank of
             America Illinois, The Bank of
             New York and the Chase Manhattan
             Bank, as co-agents and certain
             commercial banks

10.2         1994 Omnibus Stock Incentive              Incorporated by reference
             Plan                                      - see Page 31

10.3         Bonus Plan                                Incorporated by reference
                                                       - see Page 32

10.4         Savings Plan for Employees                Incorporated by reference
                                                       - see Page 32

10.5         Excess Benefit Plan                       Incorporated by reference
                                                       - see Page 32

10.6         Supplemental Retirement Plan              Incorporated by reference
                                                       - see Page 32

10.7         Agreement Between Certain                 Incorporated by reference
             Executives                                - see Page 32

11.          Computation of Earnings Per               Page 38
             Share - Historical

11.1         Computation of Pro Forma                  Page 39
             Earnings Per Share for years
             ended December 31, 1996 and 1995

11.2         Computation of Pro Forma                  Page 40
             Earnings Per Share for year
             ended December 31, 1996

13.              The registrant's Annual Report        Pages 41 through 71
                 to Shareholders for the year
                 ended December 31, 1996



21.              Subsidiaries of the Company           Page 72

23.1             Consent of Independent Certified      Page 73
                 Public Accountants, Coopers &
                 Lybrand L.L.P.