Form 10-Q
period 1997-03-31
ALBEMARLE CORP
filed 1997-05-06
CIK 915913

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1997

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Transition Period from ______________to_______________


Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   -----------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                        54-1692118
           --------                        ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                         23210
------------------------                   -----
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
       Yes   X                                          No
            ---                                            ---
Number of shares of common stock, $.01 par value, outstanding as
of April 30, 1997:   55,225,543

                       ALBEMARLE CORPORATION

                            I N D E X

                                                           Page
                                                           Number
                                                        -----------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - March 31, 1997
            and December 31, 1996                            3-4

          Consolidated Statements of Income -
            Three Months Ended March 31, 1997 and 1996        5

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1997 and 1996          6

          Notes to the Consolidated Financial Statements     7-12

  ITEM 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition           13-15


PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                   16

  ITEM 4. Submission of Matters to a Vote of Security Holders 16

  ITEM 6. Exhibits and Reports on Form 8-K                    16

SIGNATURES                                                    17

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------


                                               March 31,    December 31,
                                                1997           1996
                                               ---------    ------------
                                               (Unaudited)


       ASSETS
Current assets:
     Cash and cash equivalents                 $    2,615   $    14,242
     Accounts receivable, less allowance
      for doubtful accounts (1997- $1,359;
      1996 - $1,290)                              145,598       141,293
     Inventories:
      Finished goods                               65,769        58,271
      Raw materials                                 9,339        10,148
      Work-in-process                                 181           247
      Stores, supplies and other                   16,244        15,833
                                               ------------ -------------
                                                   91,533        84,499

     Deferred income taxes and prepaid expenses    18,328        19,107
                                               ------------ -------------
           Total current assets                   258,074       259,141
                                               ------------ -------------
Property, plant and equipment, at cost          1,152,283     1,148,832
   Less accumulated depreciation and
    amortization                                 (661,422)     (653,108)
                                               ------------ -------------
           Net property, plant and equipment      490,861       495,724

Other assets and deferred charges                  72,995        68,304

Goodwill and other intangibles - net of
 amortization                                      20,216        23,092
                                               ------------ -------------
Total assets                                   $  842,146   $   846,261
                                               ------------ -------------
                                               ------------ -------------

  See accompanying notes to the consolidated financial statements.

             ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ----------------------------
                      (Dollars In Thousands)
                      ----------------------



                                               March  31,   December 31,
                                                  1997         1996
                                               ------------ -------------
                                               (Unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:

      Accounts payable                         $   60,862   $   66,968
      Long-term debt, current portion                 395        7,457
      Accrued expenses                             48,972       55,783
      Dividends payable                             3,853        3,853
      Income taxes payable                         20,730       13,887
                                               ------------ -------------
           Total current liabilities              134,812      147,948
                                               ------------ -------------

   Long-term debt                                  35,430       24,406

   Other noncurrent liabilities                    65,209       64,166

   Deferred income taxes                           96,459      104,543

   Shareholders' equity:
      Common stock, $.01 par value,
       issued - 55,046,677 in 1997
       and 55,046,183 in 1996, respectively           550          550
      Additional paid-in capital                  250,896      250,890
      Foreign currency translation adjustments      5,385       16,677
      Retained earnings                           253,405      237,081
                                               ------------ -------------
           Total shareholders' equity             510,236      505,198
                                               ------------ -------------

  Total liabilities and shareholders' equity   $  842,146   $  846,261
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


                                                  Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                1997             1996
                                             -----------     -----------
Net sales                                    $   198,394     $   270,171

Cost of goods sold                               132,032         196,060
                                             -----------     -----------

Gross Profit                                      66,362          74,111

Selling, general and administrative expenses      26,599          33,545

Research and development expenses                  7,397           7,126
                                             -----------     -----------
  Operating profit                                32,366          33,440

Interest and financing expenses                      197           1,841

Gain on sale of business                              -         (158,157)

Other income, net                                    (62)         (1,767)
                                             ------------    -----------
Income before income taxes                       32,231          191,523

Income taxes                                     12,054           75,899
                                             ------------    -----------
NET INCOME                                   $   20,177      $   115,624
                                             ------------    -----------
                                             ------------    -----------
EARNINGS PER SHARE                           $     0.36      $      1.73
                                             ------------    -----------
                                             ------------    -----------
Shares used to compute earnings per share        55,535           66,663
                                             ------------    -----------
                                             ------------    -----------
Cash dividends declared per share of common
  stock                                      $      .07      $      .055
                                             ------------    -----------
                                             ------------    -----------

    See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        ------------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                  1997           1996
                                             ------------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                    $   14,242      $   33,130
                                             ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                    20,177         115,624
   Adjustments to reconcile net income to cash
    flows from operating activities:
     Depreciation and amortization               16,097          20,630
     Gain on sale of business, net of income
      taxes of $63,780                               --         (94,377)
     Working capital increase excluding cash
      and cash equivalents, net of the effects
      of the sale of business in 1996           (21,603)        (22,972)
     Other, net                                     850          (1,800)
                                             ------------    -----------
     Net cash provided from operating
       activities                                15,521          17,105
                                             ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures and acquisition cost    (27,424)        (22,652)
   Proceeds from sale of business, net of
    $26,731 of trade accounts payable retained
    by the Company                                   --         509,771
   Other, net                                         8           1,308
                                             ------------    -----------
   Net cash (used in) provided from
     investing activities                       (27,416)        488,427
                                             ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                      12,555             --
   Repayments of long-term debt                  (8,440)       (205,518)
   Dividends paid                                (3,853)         (3,634)
   Other, net                                         6             183
                                             ------------    -----------
   Net cash provided from (used in)
     financing activities                           268        (208,969)
                                             ------------    -----------

(Decrease) increase in cash and cash
   equivalents                                  (11,627)        296,563
                                             ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $2,615        $329,693
                                             ------------    -----------
                                             ------------    -----------

 See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1997 and the actual consolidated results of operations and condensed consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report which was incorporated by reference in the Company's Form 10-K filed on March 26, 1997. The December 31, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins, and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco") for approximately $510 million, including plant and equipment (primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium), other assets, inventory and accounts receivable, net of trade accounts payable retained and paid to date by the Company (approximately $26.7 million at March 31, 1997) and certain business-related liabilities transferred at the date of sale. The sale involved approximately 550 people who supported these businesses. The gain on the sale was $158.2 million ($94.4 million after income taxes or $1.41 per share), net of $44.3 million of costs incurred in connection with the sale for early retirements and work-force reductions, abandonment costs of certain facilities and certain other costs (including environmental costs) related to the sale and/or businesses sold. The transaction included numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site of Albemarle and the Feluy plant site operated by Amoco.

     The net sales and operating profit before allocation of corporate overhead for the Olefins Business for the two-months ended March 1, 1997, were approximately
     $80 million and $5.5 million, respectively.

            ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

3.   Long-term debt consists of the following:

                                                March 31,     December 31,
                                                  1997            1996
                                               -----------   ------------
            Variable-rate bank loans           $  27,200     $  16,300
            Foreign bank borrowings                7,476        14,392
            Miscellaneous                          1,149         1,171
                                               ----------    ------------
               Total                              35,825        31,863
            Less amounts due within one year         395         7,457
                                               ----------    ------------
               Long-Term debt                  $  35,430     $  24,406
                                               ----------    ------------
                                               ----------    ------------


4. The provision for income taxes on the earnings of the Company in the accompanying consolidated statement of income for the three-month period ended March 31, 1996 is higher than the statutory income tax rates primarily due to state income taxes and a lower tax basis than book basis related to the sale of the Olefins Business.

5. The shares used to compute earnings per share for the three-month period ended March 31, 1997, reflect the April 1, 1996 purchase by the Company of 9,484,465 shares of its common stock, at a price of $23 per share plus expenses for a total aggregate cost of $219.4 million, through a tender offer, which began on March 4, 1996 and concluded on April 1, 1996, following the sale of the Olefins Business to Amoco.
     Additionally, the Company purchased 275,400 and 1,481,100 common shares in the second and third quarters of 1996, respectively, at an aggregate cost of $32.1 million.

6. The Financial Accounting Standards Board recently issued FASB Statement No. 128, "Earnings Per Share" which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect FASB Statement No. 128 will have on its financial statements; however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
              (In Thousands Except Share Amounts)
                          (Unaudited)


7. On March 31, 1997, the Company and Mitsui Toatsu Chemicals, Inc. (Mitsui Toatsu) completed the formation of an alliance whereby Albemarle acquired 50 percent of the outstanding stock of Nippon Aluminum Alkyls, Ltd. (NAA) for cash. Mitsui Toatsu will continue to hold the remaining 50 percent of NAA, which produces organometallic catalysts at its facility in Takaishi City, Osaka, and distributes products to the petrochemical and synthetic rubber industries in Japan and the Asia Pacific area. No pro forma financial information is provided for this acquisition for the period presented since its impact was immaterial to the Company's consolidated results of operations and financial position.

8. The following unaudited supplemental pro forma condensed consolidated statement of income for the three months ended March 31, 1996, is presented assuming that the disposition of the Olefins Business had occurred as of January 1, 1996. The related pro forma information is presented for informational purposes only and is not necessarily indicative of the Company's results of operations or what the consolidated results of operations would have been had the Company operated without the Olefins Business for the three months ended March 31, 1996. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not reflect the impact of the purchase of 9,484,465 shares of common stock acquired in the Company's tender offer as if it had occurred on January 1, 1996.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

8.   Continued.


                                    Pro Forma Condensed Consolidated
                                          Statement of Income

                                    Three Months Ended March 31, 1996
                                  -------------------------------------
                                   Historical   Adjustments   Pro Forma
                                   -----------  -----------  -----------
     Net sales                     $  270,171   $  (79,763) (a)
                                                       799  (b) $191,207

     Cost of goods sold               196,060      (71,146) (a)
                                                       420  (b)  125,334
                                   -----------  -----------  -----------
        Gross profit                   74,111       (8,238)       65,873

     Selling, R&D and general
      expenses                         40,671       (4,183) (a)   36,488
                                   -----------  -----------  -----------
        Operating profit               33,440       (4,055)       29,385

     Interest and financing expenses    1,841       (1,563) (c)      278

     Gain on sale of business        (158,157)     158,157  (d)       --

     Other income, net                 (1,767)          20  (a)
                                                       (60) (e)   (1,807)
                                   -----------  ----------- -------------
     Income before income taxes       191,523     (160,609)       30,914

     Income taxes                      75,899      (63,780) (d)
                                                      (935) (f)   11,184
                                   -----------  ----------- -------------
     Net income                    $  115,624   $  (95,894) $     19,730
                                   -----------  ----------- -------------
                                   -----------  ----------- -------------
     Earnings per share            $     1.73               $        .30
                                   -----------              -------------
                                   -----------              -------------
     Shares used to compute
      earnings per share               66,663                     66,663 (g)
                                   -----------              -------------
                                   -----------              -------------

        See accompanying notes to the pro forma condensed consolidated statement of income.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

8.  Continued.

Notes to the pro forma condensed consolidated statement of income are described below:

(a) To eliminate the results of operations of the Olefins Business for the period January 1, 1996 thru February 29, 1996 as though the sale to Amoco occurred on January 1, 1996, and to reflect reductions in administrative and other costs which occurred because of personnel, employee benefits (including compensation) and other cost reductions assumed implemented following the sale of the Olefins Business to Amoco.

(b) To record service fee income and incremental sales revenue generated from providing various services and products under contracts to Amoco and to record costs and expenses for services and products provided by Amoco. The service and supply arrangements were entered into in connection with the sale of the Olefins Business to Amoco.

(c) To reflect the pro forma interest cost savings resulting from the repayment of certain domestic and Belgian debt, using the proceeds received from the sale of the Olefins
     Business.

(d)  To eliminate the gain and related income taxes on the March
     1, 1996, sale of the Olefins Business.

(e) To record the related amortization of certain advance rents received from Amoco upon closing of the sale of the Olefins
     Business associated with an arrangement in the nature of an operating lease in Belgium.

(f) To record the income tax effects of the adjustments set forth in Notes (a) through (c) and (e) above, calculated at an assumed combined domestic state and federal income tax rate of 37.92%. The Company's income tax provision on the results of operations of the remaining businesses was adjusted for utilization of a portion of the Belgian net operating loss carryforwards for which a valuation allowance had previously been provided on the related deferred tax assets and for the estimated additional income taxes which would have resulted if undistributed foreign earnings had been remitted to the Company.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------
              (In Thousands Except Share Amounts)
                          (Unaudited)

8.  Continued.

(g) The average number of shares used to compute earnings per share does not include the effects of the Company's tender offer concluded on April 1, 1996, as if it had occurred on January 1, 1996. The average number of shares would have been 57,179,000 had the offer been assumed to have been completed on January 1, 1996.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           -------------------------------------
     OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     ------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting Albemarle Corporation's ("Albemarle" or "the Company") results of operations during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1996.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle is engaged in the Bromine Chemicals and Specialty Chemicals and Surfactants and Biocides businesses.

Results of Operations
---------------------
First Quarter 1997 Compared with First Quarter 1996
---------------------------------------------------

NET SALES
Net sales for the first quarter of 1997 amounted to $198.4 million, down from $270.2 million in 1996. Excluding the first two months 1996 net sales (approximately $80 million) of the Olefins Business sold on March 1, 1996, Albemarle's net sales for the first quarter of 1997 would have shown an increase of four percent, or $8.3 million. The higher net sales were primarily due to increased shipments of organometallics, partly offset by a decrease in shipments of zeolites.

OPERATING COSTS AND EXPENSES
Cost of goods sold decreased 33% ($64.0 million) in 1997 from 1996 primarily reflecting the impact of two months cost of goods sold of the Olefins Business included in the 1996 period. In addition, 1997 cost of goods sold reflects the impact of higher foreign exchange gains, offset in part by start-up costs for naproxen. Overall the gross profit margin increased to 33.5% in the 1997 quarter from 27.4% in the 1996 period reflecting primarily the elimination of the results of the Olefins Business, which had lower profit margins.

Selling, general and administrative expenses, combined with research and development expenses, decreased 16% in 1997 versus the 1996 quarter reflecting the impact of expenses associated with two-months operations of the Olefins Business included in the 1996 period. Also, 1997 expenses reflect the benefit of lower employee-related expenses resulting from the Company's work force reduction program implemented when the Olefins Business was sold.

     As a percentage of net sales, selling, general and administrative expenses, including research and development expenses were 17.1% in 1997 versus 15.1% in the 1996 quarter. Excluding the selling, general and administrative expenses and research and development expenses eliminated in connection with the Olefins Business sold, the percentage of net sales, of selling, general and administrative expenses, including research and development expenses for 1996, would have been 19.0 percent.

OPERATING PROFIT
Operating profit in the first quarter of 1997 decreased approximately 3% from the corresponding period in 1996. Excluding the first two months 1996 operating profit of the Olefins
Business sold, 1997 operating profit for the quarter would have been up over the 1996 period.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in 1997 decreased to $.2 million from $1.8 million in 1996 due to lower average outstanding debt.
Other income decreased $1.7 million primarily due to lower interest income in the 1997 period.

GAIN ON SALE OF BUSINESS
The Company's 1996 first quarter earnings included a gain of $158.2 million ($94.4 million after income taxes) on the sale of the Olefins Business.

INCOME TAXES
Income taxes for first quarter 1997 decreased $63.8 million compared to the first quarter of 1996 on a $ 159.3 million decrease in pretax income while the effective tax rate was 37.4% in the 1997 quarter versus 39.6% for the 1996 period. Excluding the effect of the gain on the sale of the Olefins Business, the effective tax rate for the 1996 period was 36.3%. The higher tax rate in 1997 reflects an increase in income from foreign subsidiaries, which are taxed higher than U. S. statutory rates and for which no repatriated benefits are provided.


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at March 31, 1997, were $2.6 million, representing a decrease of $11.6 million from $14.2 million at year-end 1996.

Cash flows from operating activities together with $11.6 million of existing cash and borrowings of $12.6 million, were used to cover operating activities including a working capital increase, capital expenditures and acquisition cost, payment of dividends and repayment of debt.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments to common shareholders at current rates.

The Company's foreign currency translation adjustments, net of related deferred taxes, at March 31, 1997, decreased 68% from December 31, 1996, primarily due to the strengthening of the U.S.
dollar.

The noncurrent portion of the Company's long-term debt amounted to $35.4 million at March 31, 1997, compared to $24.4 million at the end of 1996. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 6.6% at March 31, 1997.

The Company's capital expenditures combined with acquisition costs in the first quarter of 1997 were higher than in the first quarter of 1996. For the year, capital expenditures are forecasted to be slightly above the 1996 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

Recent Developments
-------------------

On March 31, 1997, the Company and Mitsui Toatsu Chemicals, Inc. (Mitsui Toatsu) completed the formation of an alliance whereby Albemarle acquired 50 percent of the outstanding stock of Nippon Aluminum Alkyls, Ltd. (NAA) for cash. Mitsui Toatsu will continue to hold the remaining 50 percent of NAA. NAA produces organometallic catalysts at its facility in Takaishi City, Osaka, and distributes products to the petrochemical and synthetic rubber industries in Japan and the Asia Pacific area.

Part II - OTHER INFORMATION
----------------------------
  ITEM 1.  Legal Proceedings
           ------------------

Three administrative proceedings with the federal Occupational Safety and Health Administration (OSHA), involving a total potential penalty in excess of $100,000, but not more than $250,000, were commenced in 1996 and reported previously in the Company's 1996 reports on Form 10-Q and 10-K. The Company filed a notice of contest and is contesting vigorously each citation. The three citations have been combined for hearing in July, 1997. Each of these citations arose out of a series of unrelated fires in the MEMC Electronic Materials, Inc. ("MEMC") Polysilicon plant in Pasadena, Texas that was sold to MEMC but which is operated by the Company under contract.

  ITEM 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

At the annual meeting of shareholders held on April 23, 1997, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director                 Affirmative Votes             Votes Withheld
--------                 ------------------            ---------------
Craig R. Andersson            49,915,925                   172,547
Dirk Betlem                   49,919,820                   168,652
Floyd D. Gottwald, Jr.        49,899,972                   188,501
John D. Gottwald              49,910,613                   177,860
Andre B. Lacy                 49,919,385                   169,087
Seymour S. Preston, III       49,918,871                   169,601
Emmett J. Rice                49,898,297                   190,175
Charles B. Walker             49,893,130                   195,343
Anne M. Whittemore            49,914,826                   173,646

The shareholders also approved the selection of Coopers & Lybrand as the Company's auditors with 49,930,132 affirmative votes, 68,712 against and 89,629 abstentions.

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


ALBEMARLE CORPORATION
-----------------------                        (Registrant)




Date: May 6, 1996                 By:  Thomas G. Avant
                                      --------------------
                                        Thomas G. Avant
                                        Senior Vice President
                                        (Principal Accounting Officer)



Date: May 6, 1996                 By:  Charles B. Walker
                                      -------------------
                                        Charles B. Walker
                                        Vice Chairman of the Board
                                        Chief Financial Officer