Form 10-Q
period 1997-06-30
ALBEMARLE CORP
filed 1997-08-08
CIK 915913

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1997

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For Transition Period from_______________to____________________


Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   -----------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                              54-1692118
           --------                              -----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                               23210
------------------------                         -----
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
       Yes   X                                          No
            ----                                           ----
Number of shares of common stock, $.01 par value, outstanding as
of July 31, 1997:    55,275,914

                      ALBEMARLE CORPORATION

                            I N D E X

                                                                 Page
                                                                Number
                                                             ------------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

  Consolidated Balance Sheets - June 30, 1997 and
   December 31, 1996                                             3-4

  Consolidated Statements of Income - Three and
   Six Months Ended June 30, 1997 and 1996                        5

  Condensed Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 1997 and 1996                        6

  Notes to the Consolidated Financial Statements                 7-12

  ITEM 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition and Additional
           Information                                          13-17

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                      18

  ITEM 6. Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                       19

PART I - FINANCIAL INFORMATION
-------------------------------

  ITEM 1.  Financial Statements
           ---------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------


                                                June 30,
                                                 1997        December 31,
                                              (Unaudited)       1996
                                              -----------   -------------


     ASSETS
Current assets:
   Cash and cash equivalents                  $    3,858    $    14,242
   Accounts receivable, less allowance
    for doubtful accounts (1997- $1,438;
    1996 - $1,290)                               148,585        141,293
   Inventories:
      Finished goods                              63,263         58,271
      Raw materials                               10,833         10,148
      Work-in-process                                106            247
      Stores, supplies and other                  16,936         15,833
                                              ----------    ------------
        Total inventories                         91,138         84,499

   Deferred income taxes and prepaid expenses     15,998         19,107
                                              ----------    ------------

        Total current assets                     259,579        259,141
                                              ----------    ------------
Property, plant and equipment, at cost         1,171,291      1,148,832
   Less accumulated depreciation and
    amortization                                (674,262)      (653,108)
                                              -----------   ------------
         Net property, plant and equipment       497,029        495,724

Other assets and deferred charges                 73,873         68,304

Goodwill and other intangibles, net of
 amortization                                     19,047         23,092
                                              -----------   ------------
Total assets                                  $  849,528    $   846,261
                                              -----------   ------------
                                              -----------   ------------

   See accompanying notes to the consolidated financial statements.

             ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ----------------------------
                      (Dollars In Thousands)
                      ----------------------

                                                June 30,
                                                 1997        December 31,
                                              (Unaudited)        1996
                                              -----------   -------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           $   54,910    $    66,968
   Long-term debt, current portion                   389          7,457
   Accrued expenses                               50,387         55,783
   Dividends payable                               3,869          3,853
   Income taxes payable                           12,593         13,887
                                              -----------   -------------
     Total current liabilities                   122,148        147,948

Long-term debt                                    38,073         24,406

Other noncurrent liabilities                      66,364         64,166

Deferred income taxes                             95,371        104,543

Shareholders' equity:
    Common stock, $.01 par value,
      issued - 55,275,914 in 1997
      and 55,046,183 in 1996, respectively           553            550
    Additional paid-in capital                   253,925        250,890
    Foreign currency translation adjustments       3,195         16,677
    Retained earnings                            269,899        237,081
                                              -----------   -------------
     Total shareholders' equity                  527,572        505,198
                                              -----------   -------------
Total liabilities and shareholders' equity    $  849,528    $   846,261
                                              -----------   -------------
                                              -----------   -------------

See accompanying notes to the consolidated financial statements.

            ALBEMARLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
               ---------------------------------
            (In Thousands Except Per-Share Amounts)
            ---------------------------------------
                           (Unaudited)



                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------     ------------------
                                  1997      1996        1997       1996
                                --------  --------     --------  --------
Net sales                       $207,675  $196,039     $406,069  $466,210

Cost of goods sold               139,866   139,266      271,898   335,326
                                --------  --------     --------  --------
  Gross profit                    67,809    56,773      134,171   130,884

Selling, general and
 administrative expenses          27,669    29,679       54,268    63,224

Research and development
 expenses                          7,828     6,711       15,225    13,837
                                --------  --------     --------- ---------
  Operating profit                32,312    20,383       64,678    53,823

Interest and financing expenses      210       203          407     2,044

Gain on sale of business              --        --           --  (158,157)

Other income, net                   (459)   (1,785)        (521)   (3,552)
                                --------- ---------    --------- ---------
Income before income taxes        32,561    21,965       64,792   213,488

Income taxes                      12,198     7,330       24,252    83,229
                                --------- ---------    --------- ---------
NET INCOME                      $ 20,363  $ 14,635     $ 40,540  $130,259
                                --------- ---------    --------- ---------
                                --------- ---------    --------- ---------
EARNINGS PER SHARE              $    .37  $    .26     $    .73  $   2.10
                                --------- ---------    --------- ---------
                                --------- ---------    --------- ---------
Shares used to compute
 earnings per share               55,599    57,282       55,567    61,973
                                --------- ---------    --------- ---------
Cash dividends declared         --------- ---------    --------- ---------
per share of common stock       $    .07  $   .055     $    .14  $    .11
                                --------- ---------    --------- ---------
                                --------- ---------    --------- ---------

   See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        ------------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                               -----------------------
                                                  1997         1996
                                               ----------- -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR $  14,242   $  33,130
                                               ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                     40,540     130,259
   Adjustments to reconcile net income to cash
    flows from operating activities:
     Depreciation and amortization                33,607      36,795
     Gain on sale of business, net of income
      taxes of $63,780                                --     (94,377)
     Working capital increases excluding
      cash and cash equivalents:
      Income tax payment on gain on sale
       of business                                    --     (37,153)
      Other working capital increases net
       of the effects of the sale of
       business in 1996:                         (33,746)    (31,761)

      Other, net                                  (1,040)     (8,295)
                                               ----------- -----------
      Net cash provided from (used in)
       operating activities                       39,361      (4,532)
                                               ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures and acquisition costs    (52,301)    (39,442)
   Proceeds from sale of business, net of
    $42,297 of trade accounts payable retained
     by the Company                                   --     487,345
   Other, net                                        809       1,588
                                               ----------  -----------
      Net cash (used in) provided from
       investing activities                      (51,492)    449,491
                                               ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                       15,955       6,507
   Repayments of long-term debt                   (9,466)   (208,190)
   Dividends paid                                 (7,706)     (7,269)
   Purchases of common stock                          --    (225,575)
   Proceeds from exercise of stock options         2,964         730
                                               ----------  -----------
      Net cash provided from (used in)
       financing activities                        1,747    (433,797)
                                               ----------  -----------
(Decrease) increase in cash and cash
 equivalents                                     (10,384)     11,162
                                               ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   3,858   $  44,292
                                               ----------  -----------
                                               ----------  -----------

   See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)


1. In the opinion of management,the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1997 and December 31, 1996, the consolidated results of operations for the three- and six-month periods ended June 30, 1997 and 1996, and condensed consolidated cash flows for the six-month periods ended June 30, 1997 and 1996. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report which was incorporated by reference in the Company's Form 10-K filed on March 26, 1997. The December 31, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current presentation.

2. On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins, and synthetic alcohol businesses ("Olefins
   Business") to Amoco Chemical Company ("Amoco") for approximately
   $510 million, including plant and equipment (primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium), other assets, inventory and accounts receivable, net of trade accounts payable retained and paid to date by the Company (approximately
   $42.3 million at June 30, 1996) and certain business-related liabilities transferred at the date of sale. The sale involved approximately 550 people who supported these businesses. The gain on the sale was $158.2 million ($94.4 million after income taxes or $1.52 per share), net of $44.3 million of costs incurred in connection with the sale for early retirements and work-force reductions, abandonment costs of certain facilities and certain other costs (including environmental costs) related to the sale and/or businesses sold. The transaction included numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site of Albemarle and the Feluy plant site operated by Amoco.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

3. Long-term debt consists of the following:

                                               June 30,   December 31,
                                                1997         1996
                                             ---------- -------------
             Variable-rate bank loans         $  30,600  $    16,300
             Foreign bank borrowings              6,714       14,392
             Miscellaneous                        1,148        1,171
                                              ---------- -------------
               Total                             38,462       31,863
             Less amounts due within one year       389        7,457
                                              ---------- -------------
               Long-term debt                 $  38,073  $    24,406
                                              ---------- -------------
                                              ---------- -------------

4. The provision for income taxes on the earnings of the Company in the accompanying consolidated statement of income for the six-month period ended June 30, 1996 is higher than the statutory income tax rates primarily due to a lower tax basis than book basis related to the sale of the Olefins Business, offset in part, by the benefits in 1996 of foreign tax credits.


5. The shares used to compute earnings per share for the three- and six-month periods ended June 30, 1997, reflect the April 1, 1996 purchase by the Company of 9,484,465 shares of its common stock, at a price of $23 per share plus expenses for a total aggregate cost of $219.4 million, through a tender offer, which began on March 4, 1996 and concluded on April 1, 1996, following the sale of the Olefins Business to Amoco. Additionally, the Company purchased 275,400 and 1,481,100 common shares in the second and third quarters of 1996, respectively, at an aggregate cost of $6.1 million and $26.0 million, respectively.

6. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February, 1997 which is effective for financial statements for both interim and annual periods ending after December 15, 1997.
   Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect SFAS No. 128 will have on its financial statements, however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
              (In Thousands Except Share Amounts)
                          (Unaudited)

  The FASB recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which are effective for financial statements for annual periods beginning after December 15, 1997. Earlier application of both Statements is permitted. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general-purpose financial statements, either in the income statement or in a separate statement, and also requires display of "accumulated other comprehensive income" in a separate caption in the equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect SFAS Nos. 130 and 131 will have on its financial statements, however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

7. On March 31, 1997, the Company and Mitsui Toatsu Chemicals,
   Inc. (Mitsui Toatsu) completed the formation of an alliance whereby Albemarle acquired for cash 50 percent of the outstanding stock of Nippon Aluminum Alkyls, Ltd. (NAA). Mitsui Toatsu continues to hold the remaining 50 percent of NAA, which produces organometallic catalysts at its facility in Takaishi City, Osaka, and distributes products to the petrochemical and synthetic rubber industries in Japan and the Asia Pacific area. No historical pro forma financial information is required for this acquisition.

8. The following unaudited supplemental pro forma condensed consolidated statement of income for the six months ended
   June 30, 1996, is presented assuming that the disposition of the Olefins Business had occurred as of January
   1, 1996. The related pro forma information is presented for informational purposes only and is not necessarily indicative of the Company's results of operations or what the consolidated results of operations would have been had the Company operated without the Olefins Business for the six months ended June 30, 1996. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not reflect the impact of the purchase of 9,484,465 shares of common stock acquired in the Company's tender offer as if it had occurred on January 1, 1996.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

8.  Continued.

                                Pro Forma Condensed Consolidated
                                      Statement of Income

                                 Six Months Ended June 30, 1996
                               ---------------------------------
                                           Adjustments
                                            Increase
                               Historical  (Decrease)    Pro Forma
                               ----------  -----------   -----------
     Net sales                 $ 466,210   $ (79,763)(a)
                                                 799 (b) $387,246

     Cost of goods sold          335,326     (71,200)(a)
                                                 420 (b)  264,546
                               ----------  ----------- -----------
      Gross profit               130,884      (8,184)     122,700

     Selling, R&D and general
      expenses                    77,061      (5,064)(a)   71,997
                               ----------  ----------- -----------
      Operating profit            53,823      (3,120)      50,703

     Interest and financing
      expenses                     2,044      (1,563)(c)      481

     Gain on sale of business   (158,157)    158,157 (d)       --

     Other income, net            (3,552)         18 (a)
                                                 (60)(e)   (3,594)
                               ----------  ----------- ------------
     Income before income taxes  213,488    (159,672)      53,816

     Income taxes                 83,229     (63,780)(d)
                                                (580)(f)   18,869
                               ----------- ----------- ------------
     Net income                $ 130,259   $ (95,312)    $ 34,947
                               ----------- ----------- ------------
                               ----------- ----------- ------------
     Earnings per share        $    2.10                 $    .56
                               -----------             ------------
                               -----------             ------------
     Shares used to compute
      earnings per share          61,973                   61,973 (g)
                               -----------             ------------
                               -----------             ------------

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

(f) To record the income tax effects of the adjustments set forth in Notes (a) through (c) and (e) above, calculated at an assumed combined U.S. state and federal income tax rate of 37.92%. The Company's income tax provision on the results of operations of the remaining businesses was adjusted for utilization of a portion of the Belgian net operating loss carryforwards for which a valuation allowance had previously been provided on the related deferred tax assets and for the estimated additional income taxes which would have resulted if undistributed foreign earnings had been remitted to the Company.

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

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the
Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle was engaged in the Bromine Chemicals and Specialty Chemicals and Surfactants and Biocides businesses. Effective July 24, 1997, the businesses were realigned into Polymer Chemicals, Fine Chemicals and Potassium and Chlorine Chemicals.


Results of Operations
----------------------
Second Quarter 1997 Compared with Second Quarter 1996
-----------------------------------------------------

NET SALES
Net sales for the second quarter of 1997 amounted to $207.7 million, a six percent increase over 1996 net sales of $196.0 million. The higher net sales were primarily due to increased shipments of flame retardants, zeolites, ibuprofen and bromine fine chemicals, partly offset by decreased shipments of agricultural and special intermediates and price reductions in certain flame retardants due to competitive pressures.

OPERATING COSTS AND EXPENSES
Cost of goods sold for the second quarter of 1997 amounted to $139.9 million, which was about the same as the 1996 second quarter resulting in the gross profit margin increasing to 32.7% in 1997 from 29.0% for the corresponding period in 1996. The improvement in the gross margin over 1996 primarily reflects improved plant utilizations, the impact of the Company's cost reduction program, along with lower costs associated with naproxen in the 1997 period.

Selling, general and administrative expenses, combined with research and development expenses, decreased 3% in 1997 versus the 1996 quarter. The decrease in 1997 reflected the benefit of lower employee-related expenses resulting from the Company's work-force reduction program implemented when the Olefins Business was sold as well as the reductions in expenses associated with the exercise of stock appreciation rights versus the 1996 period. These reductions were offset in part, by an increase in research and development expenses primarily related to new products. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses were 17.1% in 1997 versus 18.6% in the 1996 quarter.

OPERATING PROFIT
Operating profit in the second quarter of 1997 increased approximately 59% from the corresponding period in 1996. The 1997 period benefited from increased shipments and improved costs in ibuprofen, European potassium and chlorine chemicals, and organometallics and increased shipments of zeolites, offset in part, by flame retardants results which were slightly behind the 1996 period.

OTHER INCOME
Other income decreased $1.3 million primarily due to lower interest income in the 1997 period.

INCOME TAXES
Income taxes for second quarter 1997 increased $4.9 million compared to the second quarter of 1996 on a $10.6 million increase in pretax income while the effective tax rate increased to 37.5% in the 1997 quarter from 33.4% for the 1996 period. The higher tax rate and related income tax expense in 1997 reflect an increase in income from foreign subsidiaries, which are taxed higher than U. S. statutory rates and for which no repatriated benefits are provided, while the effective tax rate for the second quarter of 1996 included the benefit of available foreign tax credits.


Results of Operations
---------------------
Six Months 1997 Compared with Six Months 1996
---------------------------------------------

NET SALES
Net sales for the first six months of 1997 amounted to $406.1 million down from $466.2 for the corresponding period of 1996. Excluding the first approximately two months 1996 net sales (approximately $80 million) of the Olefins Business sold March 1, 1996, Albemarle's net sales for the first six months of 1997 would have shown an increase of five percent or $20 million. The higher net sales were primarily due to increased shipments of organometallics, flame retardants, bromine fine chemicals and ibuprofen, offset in part, by decreased shipments of agricultural and special intermediates and price reductions in certain flame retardants due to competitive pressures.

OPERATING COSTS AND EXPENSES
Cost of goods sold decreased 19% or $63.4 million in 1997 from 1996 primarily reflecting the impact of approximately two months cost of goods sold of the Olefins Business included in the 1996 period.
The gross profit margin increased to 33.0% in 1997 from 31.7% in 1996 excluding the results of the Olefins Business from the 1996 period. The improvement in the gross margin reflects improved plant utilizations and the impact of the Company's cost reduction program.

Selling, general and administrative expenses, combined with research and development expenses, decreased 10% in 1997 versus the 1996 period. The 1997 period reflects the elimination of expenses associated with approximately two-months operations of the Olefins Business and reduction in expenses associated with the exercise of stock appreciation rights versus the 1996 period. Additionally, the 1997 period benefited from lower employee-related expenses resulting from the Company's work force reduction program implemented when the Olefins Business was sold.

As a percentage of net sales, selling, general and administrative expenses, including research and development expenses were 17.1% in 1997 versus 16.5% in the 1996 period. Excluding the approximately first two months 1996, selling, general and administrative expenses and research and development expenses of the Olefins Business sold, the percentage of net sales for 1996 would have been 18.6%.

OPERATING PROFIT
Operating profit in the first six months of 1997 increased approximately 20% from the corresponding period in 1996. Excluding the first approximately two months 1996 operating profit of the Olefins Business sold, 1997 operating profit would have shown an increase of approximately 29% over the 1996 period. The 1997 period benefited from increased shipments and improved costs in European potassium and chlorine chemicals and ibuprofen and increased shipments of organometallics. The 1997 period also benefited from product mix in agricultural intermediates, offset in part, by flame retardants results which were slightly behind the 1996 period.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in 1997 decreased to $0.4 million from $2.0 million in 1996 due to lower average outstanding debt.
Other income decreased $3.0 million due to lower interest income in the 1997 period.

GAIN ON SALE OF BUSINESS
The Company's 1996 first six months earnings included a gain of $158.2 million ($94.4 million after income taxes) on the sale of the Olefins Business.

INCOME TAXES
Income taxes in the first six months of 1997 decreased $59.0 million from the 1996 period, reflecting a $148.7 million decrease in pretax income and a lower effective income tax rate (37.4% versus 39.0% in 1996). Excluding the effect of the gain on the sale of the Olefins Business, the effective income tax rate was 35.2% in 1996. The higher rate in 1997 reflects an increase in income from foreign subsidiaries, which are taxed at higher than U.
S. statutory rates and for which no repatriated benefits are provided, while the 1996 effective tax rate reflects the utilization of available foreign tax credits.

Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at June 30, 1997, were $3.8 million, representing a decrease of $10.4 million from $14.2 million at year-end 1996.

Cash flows from operating activities together with $10.4 million of existing cash and borrowings of $16.0 million, were used to cover operating activities including a working capital increase, capital expenditures and acquisition costs, payment of dividends and repayment of debt.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments to common shareholders.

The Company's foreign currency translation adjustments, net of related deferred taxes, at June 30, 1997, decreased 81% from December 31, 1996, primarily due to the strengthening of the U.S.
dollar.

The noncurrent portion of the Company's long-term debt amounted to $38.1 million at June 30, 1997, compared to $24.4 million at the end of 1996. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 6.8% at June 30, 1997.

The Company's capital expenditures combined with acquisition costs in the first six months of 1997 were higher than in the same period of 1996. For the year, capital expenditures are forecasted to be slightly above the 1996 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

Additional Information
----------------------

For the remainder of 1997, the Company will continue to focus on product introduction and cost reduction.

Start-up costs began to come down on naproxen production as the 1997 second quarter ended, but potential customers are still awaiting
U. S. Food and Drug Administration (FDA) approval to use Albemarle's product. The Company will need approval from the FDA and European regulators to achieve its goal for naproxen which approvals have been slower coming than anticipated.

The use of metallocene-based polymers continues to grow. The Company expects to share in this growth.

Sales of the Company's urease inhibitor, a new agricultural product, have been developing slower than anticipated. The product is being marketed by IMC Agrico as an aid to nitrogen nutrient absorption by plants in dry soil conditions.

Two new flame retardant chemicals are being introduced in 1997. Orders are being received for one and sampling is underway for another. Customer acceptance will determine the success of these products.

Continuing to address costs in our Potassium and Chlorine
Chemicals (PCC) business is necessary for this business to break even on a full book basis in 1997. Increased demand for products used in television glass and other applications is critical to improved performance in this business.

Part II - OTHER INFORMATION
---------------------------
  ITEM 1.  Legal Proceedings
           -----------------

Three administrative proceedings with the federal Occupational Safety and Health Administration (OSHA) were commenced in 1996 and reported previously in the Company's 1996 reports on Form 10-Q and 10-K. The Company filed a notice of contest and contested vigorously each citation. The three citations were combined for pre-hearing discovery and then settled in the 1997 second quarter for a total amount of less than $100,000. These citations arose from fires in the MEMC Electronic Materials, Inc. ("MEMC") Polysilicon plant in Pasadena, Texas, that was sold to MEMC but was operated for MEMC by the Company under contract at the time. The Company no longer operates the plant for MEMC.

The U. S. Environmental Protection Agency (EPA), through the Department of Justice (DOJ), has threatened suit under the Clean Air Act alleging that the Company failed to respond adequately to certain requests for information under section 114 of the Act regarding volatile organic compound (VOC) emissions at the Company's Orangeburg, South Carolina Plant and the Plant's compliance with Prevention of Significant Deterioration (PSD) of air quality requirements. The DOJ notice demanded a penalty of $530,000 and the submission of certain information by a date certain. The Company denies that it failed to respond in any material respect or that there was a violation of PSD requirements. The Company however has submitted additional information and has entered into settlement negotiations with DOJ.

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


                                           ALBEMARLE CORPORATION
                                          ----------------------
                                              (Registrant)




Date: August 8, 1997                       By: Dirk Betlem
                                               -----------------
                                               Dirk Betlem
                                               President
                                               (Chief Operating Officer)



Date: August 8, 1997                       By: Thomas G. Avant
                                               -----------------
                                               Thomas G. Avant
                                               Senior Vice President
                                               (Principal Accounting
                                                 Officer)