Form 10-Q
period 1997-09-30
ALBEMARLE CORP
filed 1997-11-12
CIK 915913

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1997

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                      to
                          ---------------------    -------------------

Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   -----------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                         54-1692118
           --------                         ----------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                            23210
-------------------------------               -----
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
Number of shares of common stock, $.01 par value, outstanding as of October 31, 1997: 55,402,619

                      ALBEMARLE CORPORATION

                            I N D E X

                                                           Page
                                                           Number
                                                           ------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - September 30, 1997
            and December 31, 1996                            3-4

          Consolidated Statements of Income - Three and
            Nine Months Ended September 30, 1997 and 1996     5

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1997 and 1996     6

          Notes to the Consolidated Financial Statements     7-12

  ITEM 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition and
            Additional Information                          13-17

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                  18

  ITEM 6. Exhibits and Reports on Form 8-K                   18

SIGNATURES                                                   19

EXHIBIT INDEX                                                20

  Exhibit 28.1  Current By-Laws As Amended                  21-35
  Exhibit 27    Financial Data Schedule                     36-37

  PART I - FINANCIAL INFORMATION
  ------------------------------

  ITEM 1.  Financial Statements
           --------------------

             ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      -----------------------




                                         September 30,
                                             1997            December 31,
                                         (Unaudited)            1996
                                        ---------------     -------------

       ASSETS
Current assets:
   Cash and cash equivalents            $    10,339         $    14,242
   Accounts receivable, less allowance
    for doubtful accounts (1997- $1,510;
    1996 - $1,290)                          150,457             141,293
   Inventories:
      Finished goods                         63,441              58,271
      Raw materials                          14,139              10,148
      Work-in-process                           167                 247
      Stores, supplies and other             17,625              15,833
                                        ---------------     -------------
           Total inventories                 95,372              84,499


   Deferred income taxes and prepaid
    expenses                                 17,248              19,107
                                        ---------------     -------------
           Total current assets             273,416             259,141
                                        ---------------     -------------
Property, plant and equipment, at cost    1,180,169           1,148,832
  Less accumulated depreciation and
   amortization                            (682,270)           (653,108)
                                        ---------------     -------------
           Net property, plant and
            equipment                       497,899             495,724

Other assets and deferred charges            74,694              68,304

Goodwill and other intangibles, net of
  amortization                               18,107              23,092
                                        ---------------     -------------
Total assets                            $   864,116         $   846,261
                                        ---------------     -------------
                                        ---------------     -------------

    See accompanying notes to the consolidated financial statements.

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------

                                         September 30,
                                            1997             December 31,
                                         (Unaudited)             1996
                                        ---------------     -------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                     $    53,499         $    66,968
   Long-term debt, current portion              380               7,457
   Accrued expenses                          51,674              55,783
   Dividends payable                          4,988               3,853
   Income taxes payable                      14,578              13,887
                                        --------------      -------------
      Total current liabilities             125,119             147,948
                                        ---------------     -------------
Long-term debt                               38,055              24,406

Other noncurrent liabilities                 67,501              64,166

Deferred income taxes                        93,467             104,543

Shareholders' equity:
   Common stock, $.01 par value,
    issued - 55,432,619 in 1997
    and 55,046,183 in 1996, respectively        554                 550
   Additional paid-in capital               256,154             250,890
   Foreign currency translation
    adjustments                                (193)             16,677
   Retained earnings                        283,459             237,081
                                        ---------------     -------------
      Total shareholders' equity            539,974             505,198
                                        ---------------     -------------
Total liabilities and shareholders'
 equity                                 $   864,116         $   846,261
                                        ---------------     -------------
                                        ---------------     -------------

  See accompanying notes to the consolidated financial statements.

               ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
                 ---------------------------------
              (In Thousands Except Per-Share Amounts)
              ----------------------------------------
                           (Unaudited)
                              Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                             --------------------     ------------------
                               1997       1996          1997       1996
                             ---------  ---------     --------- ---------
Net sales                    $ 207,111  $ 183,776     $ 613,180 $ 649,986

Cost of goods sold             144,191    139,016       416,089   474,342
                             ---------  ---------     --------- ---------
  Gross profit                  62,920     44,760       197,091   175,644

Selling, general and
 administrative expenses        27,786     25,212        82,054    88,436

Research and development
 expenses                        7,709      8,480        22,934    22,317
                             ---------  ---------     --------- ---------
  Operating profit              27,425     11,068        92,103    64,891

Interest and financing
 expenses                         152         323           559     2,367

Gain on sale of business           --          --            --  (158,157)

Other income, net                (318)       (271)         (839)   (3,823)
                             ---------- ----------    ---------- ---------
Income before income taxes     27,591      11,016        92,383   224,504

Income taxes                    9,043       3,129        33,295    86,358
                             ---------- ---------     --------- ----------
NET INCOME                   $ 18,548   $   7,887     $  59,088 $ 138,146
                             ---------- ---------     --------- ----------
                             ---------- ---------     --------- ----------
EARNINGS PER SHARE           $    .33   $     .14     $    1.06 $    2.30
                             ---------- ---------     --------- ----------
                             ---------- ---------     --------- ----------
Shares used to compute
 earnings per share            55,910      56,017        55,681    59,988
                             ---------- ---------     --------- ----------
                             ---------- ---------     --------- ----------
Cash dividends declared
 per share of common stock   $    .09   $     .07     $     .23 $     .18
                             ---------- ---------     --------- ----------
                             ---------- ---------     --------- ----------

 See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        -----------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                  ------------------
                                                    1997      1996
                                                  --------- --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    $ 14,242  $ 33,130
                                                  --------- --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         59,088   138,146
 Adjustments to reconcile net income to cash
  flows from operating activities:
   Depreciation and amortization                    50,717    54,204
   Gain on sale of business, net of income
    taxes of $63,780                                    --   (94,377)
   Working capital increases excluding
    cash and cash equivalents:
    Income tax payments on gain on sale of business     --   (59,324)
    Other working capital increases, net
     of the effects of the sale of business
     in 1996                                       (41,807)  (10,059)
   Other, net                                         (303)   (9,829)
                                                  --------- ---------
   Net cash provided from operating activities      67,695    18,761
                                                  --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and cost of business
   acquired in 1997                                (73,285)  (64,094)
  Proceeds from sale of business, net of
   $42,297 of trade accounts payable retained
   by the Company                                       --   487,345
  Other, net                                         1,587     1,982
                                                  --------- ---------
   Net cash (used in) provided from investing
    activities                                     (71,698)  425,233
                                                  --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                          17,889    26,641
  Repayments of long-term debt                     (10,978) (204,334)
  Dividends paid                                   (11,575)  (10,380)
  Purchases of common stock                             --  (251,518)
  Proceeds from exercise of stock options            4,764     1,793
                                                  --------- ---------
   Net cash provided from (used in)
    financing activities                               100  (437,798)
                                                  --------- ---------
(Decrease) increase in cash and cash equivalents    (3,903)    6,196
                                                  --------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 10,339  $ 39,326
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


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1997 and December 31, 1996, the consolidated results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated cash flows for the nine-month periods ended September 30, 1997 and 1996. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report which was incorporated by reference in the Company's Form 10-K filed on March 26, 1997. The December 31, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements have been reclassified for the nine months ended September 30, 1996, to conform to the current presentation.

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
                          (Unaudited)

3.  Long-term debt consists of the following:

                                        September 30,     December 31,
                                           1997              1996
                                        -------------    -------------
       Variable-rate bank loans         $   28,200       $    16,300
       Foreign bank borrowings               9,087            14,392
       Miscellaneous                         1,148             1,171
                                         -------------    -------------
         Total                              38,435            31,863
       Less amounts due within one year        380             7,457
                                        -------------    -------------
         Long-term debt                 $   38,055       $    24,406
                                        -------------    -------------
                                        -------------    -------------





4. The provision for income taxes on the earnings of the Company in the accompanying consolidated statement of income for the nine-month period ended September 30, 1996 is higher than the statutory income tax rates primarily due to a lower tax basis than book basis related to the sale of the Olefins Business, offset in part, by the benefits in 1996 of foreign tax credits.

5. The shares used to compute earnings per share for the three- and nine-month periods ended September 30, 1997 and 1996, reflect the April 1, 1996 purchase by the Company of 9,484,465 shares of its common stock, at a price of $23 per share plus expenses for a total aggregate cost of $219.4 million, through a tender offer, which began on March 4, 1996 and concluded on April 1, 1996, following the sale of the Olefins Business to Amoco. The Company purchased 275,400 and 1,481,100 common shares in the second and third quarters of 1996, respectively, at an aggregate cost of $6.1 million and $26.0 million, respectively.

6. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February, 1997 which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. Based upon the Company's preliminary determination, the effect of the adoption of SFAS No. 128 on the financial statements of the Company is not expected to be material.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
              (In Thousands Except Share Amounts)
                          (Unaudited)

    The FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June, 1997, which are effective for financial statements for annual periods beginning after December 15, 1997. Earlier application of both Statements is permitted. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general-purpose financial statements, either in the income statement or in a separate statement, and also requires display of "accumulated other comprehensive income" in a separate caption in the equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the effect SFAS Nos. 130 and 131 will have on the Company's financial statements. At the time of their adoption these standards are not expected to have a material impact on the financial position or results of operations of the Company.

7.  On March 31, 1997, the Company and Mitsui Toatsu Chemicals,
    Inc. (Mitsui Toatsu) completed the formation of an alliance whereby Albemarle acquired for cash 50 percent of the outstanding stock of Nippon Aluminum Alkyls, Ltd. (NAA). Mitsui Toatsu continued to hold the remaining 50% of NAA until October 1, 1997, when Mitsui Toatsu and Mitsui Petrochemical Industries, Ltd. merged to form Mitsui Chemicals, Inc. Therefore Mitsui Chemicals, Inc. became owner on October 1, 1997 of the remaining 50%. NAA produces organometallic catalysts at its facility in Takaishi City, Osaka and distributes products to the petrochemical and synthetic rubber industries in Japan and the Asia Pacific area. No historical pro forma financial information is required for this acquisition.

8. The following unaudited supplemental pro forma condensed consolidated statement of income for the nine months ended
   September 30, 1996, is presented assuming that the disposition of the Olefins Business had occurred as of January 1, 1996. The related pro forma information is presented for informational purposes only and is not necessarily indicative of what the consolidated results of operations would have been had the Company operated without the Olefins Business for the nine months ended September 30, 1996. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not reflect the impact of the purchase of 9,484,465 shares of common stock acquired in the Company's tender offer as if they had occurred on January 1, 1996.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

8.  Continued.



                             Pro Forma Condensed Consolidated
                                   Statement of Income

                            Nine Months Ended September 30, 1996
                           --------------------------------------

                                        Adjustments
                                         Increase
                           Historical   (Decrease)     Pro Forma
                           ----------  -------------- -----------
    Net sales              $  649,986   $  (79,763) (a)
                                               799  (b) $ 571,022
    Cost of goods sold        474,342      (71,200) (a)
                                               420  (b)   403,562
                           ----------  -------------- -----------
      Gross profit            175,644       (8,184)       167,460

    Selling, R&D and
     general expenses         110,753       (5,221) (a)   105,532
                           ----------  -------------- -----------

      Operating profit         64,891       (2,963)        61,928

    Interest and financing
     expenses                   2,367       (1,563) (c)       804

    Gain on sale of business (158,157)     158,157  (d)        --

    Other income, net          (3,823)          16  (a)
                                               (60) (e)    (3,867)
                           ----------  -------------- ------------
    Income before income
     taxes                    224,504     (159,513)        64,991

    Income taxes               86,358      (63,780) (d)
                                              (519) (f)    22,059
                           ----------- -------------- ------------
    Net income             $  138,146   $  (95,214)     $  42,932
                           ----------- -------------- ------------
                           ----------- -------------- ------------
    Earnings per share     $     2.30                   $    0.72
                           -----------                ------------
                           -----------                ------------
    Shares used to compute
     earnings per share        59,988                      59,988 (g)
                           -----------                ------------
                           -----------                ------------

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

8.  Continued.

(g) The average number of shares used to compute earnings per share does not include the effects of the Company's tender offer concluded on April 1, 1996, as if it had occurred on January 1, 1996. The average number of shares would have been 56,826,000 had the offer been assumed to have been completed on January 1, 1996.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          -------------------------------------
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation's ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1996.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohol businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle was engaged in the Bromine Chemicals, the Specialty Chemicals and the Surfactants and Detergents businesses. Effective July 24, 1997, the businesses were realigned into Polymer Chemicals, Fine Chemicals and Potassium and Chlorine Chemicals.

Results of Operations
---------------------
Third Quarter 1997 Compared with Third Quarter 1996
---------------------------------------------------

NET SALES
Net sales for the third quarter of 1997 amounted to $207.1 million, a 13% increase over third quarter 1996 net sales of $183.8 million. The higher net sales were primarily due to increased shipments of flame retardants, bromine fine chemicals, pharmaceuticals, agricultural chemicals and special intermediates, partly offset by price reductions in certain flame retardants.

OPERATING COSTS AND EXPENSES
Cost of goods sold for the third quarter of 1997 amounted to $144.2 million compared to $139.0 million in the 1996 period. The gross profit margin increased to 30.4% in 1997 from 24.4% for the corresponding period in 1996. The improvement in the gross margin over 1996 primarily reflects improved plant utilizations, the impact of the Company's cost reduction program, and lower start-up costs associated with naproxen in the 1997 period.

Selling, general and administrative expenses, combined with research and development expenses, increased five percent in 1997 versus the 1996 quarter. The increase reflects the impact of higher non-recurring employee-related compensation costs as well as higher costs of experience-rated employee group life insurance in 1997 versus the 1996 period, offset in part by a decline in research and development expenses primarily related to new products as defined by the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 2. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 17.1% in 1997 versus 18.3% in the 1996 quarter.

OPERATING PROFIT
Operating profit in the third quarter of 1997 increased 148% from the corresponding period in 1996, primarily due to increased shipments and improved costs in flame retardants, bromine fine chemicals, pharmaceuticals, agricultural chemicals and special intermediates, and improved costs in European potassium and chlorine chemicals.

INCOME TAXES
Income taxes for the third quarter of 1997 increased $5.9 million compared to the third quarter of 1996 due to a $16.6 million increase in pretax income and a higher effective tax rate (32.8% in the 1997 quarter versus 28.4% for the 1996 period). The higher effective income tax rate in the 1997 period reflects an increase in income from foreign subsidiaries, which are taxed at higher than
U. S. statutory rates and for which no benefits are provided since amounts are not presently expected to be repratiated, while the effective tax rate for the 1996 period reflects the utilization of available foreign tax credits.


Results of Operations
----------------------
Nine Months 1997 Compared with Nine Months 1996
-----------------------------------------------

NET SALES
Net sales for the first nine months of 1997 amounted to $613.2 million, down from $650.0 million for the corresponding period of 1996. Excluding the first two months 1996 net sales (approximately $80 million) of the Olefins Business sold March 1, 1996, Albemarle's net sales for the first nine months of 1997 would have shown an increase of eight percent or approximately $43 million. The higher net sales were primarily due to increased shipments of flame retardants, bromine fine chemicals, organometallics, pharmaceuticals, and antioxidants offset in part, by price reductions in certain flame retardants.

OPERATING COSTS AND EXPENSES
Cost of goods sold decreased 12% or $58.3 million in 1997 from 1996 primarily reflecting the impact of two months cost of goods sold of the Olefins Business included in the 1996 period. The gross profit margin increased to 32.1% in 1997 from 29.3% in 1996 excluding from the 1996 period the two months results of the Olefins Business.
The improvement in the gross margin reflects improved plant utilizations and the impact of the Company's cost reduction program.

Selling, general and administrative expenses, combined with research and development expenses, decreased 5.2% in 1997 versus the 1996 period. The 1997 period reflects the elimination of two-months expenses associated with the operations of the Olefins Business and a reduction in expenses associated with the exercise of stock appreciation rights versus the 1996 period. Additionally, the 1997 period benefited from lower employee-related expenses resulting from the Company's workforce reduction program implemented in conjunction with the sale of the Olefins Business.

As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 17.1% in the nine months of 1997 versus 17.0% in the 1996 period. Excluding the first two months 1996 selling, general and administrative expenses and research and development expenses of the Olefins Business sold, the percentage of net sales for the 1996 period would have been 18.5%.

OPERATING PROFIT
Operating profit in the first nine months of 1997 increased approximately 42% from the corresponding period in 1996. Excluding the first two months of 1996 operating profits of the Olefins Business sold, the nine months of 1997 operating profits would have shown an increase of 49% over the 1996 period. The 1997 period benefited from product mix in agricultural chemicals, increased shipments and improved costs in pharmaceuticals and bromine fine chemicals, higher shipments in organometallics, and improved costs in zeolites and European potassium and chlorine chemicals.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in the nine months of 1997 decreased to $0.6 million from $2.4 million in the nine months of 1996 due to lower average outstanding debt. Other income decreased $3.0 million due to lower interest income in the 1997 period.

GAIN ON SALE OF BUSINESS
The Company's 1996 first nine month's earnings included a gain of $158.2 million ($94.4 million after income taxes) on the sale of the Olefins Business.

INCOME TAXES
Income taxes in the first nine months of 1997 decreased $53.1 million from the 1996 period, reflecting a $132.1 million decrease in pretax income and a lower effective income tax rate (36.0% in 1997 versus 38.5% in 1996). Excluding the effect of the gain on the sale of the Olefins Business, the effective income tax rate would have been 34% in the 1996 period. The higher effective income tax rate in the 1997 period reflects an increase in income from foreign subsidiaries, which are taxed at higher than U. S. statutory rates and for which no benefits are provided since amounts are not presently expected to be repatriated, while the effective tax rate for the 1996 period reflects the utilization of available foreign tax credits.


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at September 30, 1997, were $10.3 million, representing a decrease of $3.9 million from $14.2 million at year-end 1996.

Cash flows from operating activities during the first nine months of 1997 together with $3.9 million of existing cash, and proceeds from additional borrowings of $17.9 million and $4.8 million from the exercise of stock options, were used to cover capital expenditures and cost of business acquired, payment of dividends and repayment of debt.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The Company's foreign currency translation adjustments, net of related deferred taxes, at September 30, 1997, decreased substantially from December 31, 1996, primarily due to the strengthening of the U.S. dollar.

The noncurrent portion of the Company's long-term debt amounted to $38.1 million at September 30, 1997, compared to $24.4 million at the end of 1996. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 6.6% at September 30, 1997.

The Company's capital expenditures combined with cost of business acquired in the first nine months of 1997 were higher than in the same period of 1996 resulting primarily from to the timing of payments . For the year, capital expenditures are forecasted to be slightly above the 1996 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the Company's knowledge, it currently is complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

ADDITIONAL INFORMATION
----------------------

The Company reported in the second quarter of 1997 that two of its new flame retardants were sampled by various customers, and it has received orders for Saytex HP 7010 flame retardant, a new product for use in engineered plastics that has demonstrated good color, flowability and heat stability characteristics. In the third quarter, the Company started up a market development unit plant in its Baton Rouge research and development facility to make this product and is beginning to fill orders, but the Company does not expect this product to contribute to profits in the near term. If the Company obtains substantial customer acceptance, it would move to full commercial plant operations. In that event, the Company would expect HP 7010 to be an important contributor to the flame retardant business.

In the third quarter, the Company initiated sales of naproxen, an analgesic product, to US customers. The Company continues to be significantly delayed in reaching its sales goals for naproxen due to the timing of the U.S. Food and Drug Administration's approvals of the Company's customers' applications.

Part II - OTHER INFORMATION
----------------------------

  ITEM 1.  Legal Proceedings
           -----------------

As previously reported in the Company's 1997 second quarter Form 10-Q, the U. S. Environmental Protection Agency (EPA), through the Department of Justice (DOJ), has threatened suit under the Clean Air Act ("the Act") alleging that the Company failed to respond adequately or in a timely manner to certain requests for information under section 114 of the Act regarding volatile organic compound (VOC) emissions at the Company's Orangeburg, South Carolina plant and the plant's compliance with Prevention of Significant Deterioration (PSD) of air quality requirements. The DOJ notice demanded a penalty of $530,000 and the submission of certain information by a date certain. The Company denies that it failed to respond in any material respect or that there was a violation of PSD requirements. The Company retained an independent consultant with experience in the field to review the available data and prepare and submit a tabulation of that data in the format demanded by the EPA. This information has been furnished. The Company continues in settlement negotiations with the DOJ.

  ITEM 6.  Exhibits and Reports on Form 8-K
           ---------------------------------

       (a)     Exhibits - Current By-Laws as amended
                        - Financial Data Schedule

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


                                      ALBEMARLE CORPORATION
                                      ---------------------
                                          (Registrant)




Date: November 12, 1997                 By: Dirk Betlem
                                           -----------------
                                           Dirk Betlem
                                           President
                                           (Chief Operating Officer)



Date: November 12, 1997                 By: Thomas G. Avant
                                           -----------------
                                           Thomas G. Avant
                                           Senior Vice President
                                           (Principal Accounting
                                            Officer)

                               EXHIBIT INDEX
                               -------------



                                                      Page
Number and Name of Exhibit                           Number
--------------------------                           ------

28.1   Current By-Laws As Amended                    21-35

27     Financial Data Schedule                       36-37