Form 10-K
period 1997-12-31
ALBEMARLE CORP
filed 1998-03-20
CIK 915913

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        (NO FEE REQUIRED)
          For the fiscal year ended December 31, 1997
                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        (NO FEE REQUIRED)
          For the transition period from________to________
          Commission file number   1-12658

                      ALBEMARLE CORPORATION
     (Exact name of registrant as specified in its charter)

   VIRGINIA                                54-1692118
   (State or other jurisdiction of       (I.R.S. Employer
   incorporation or organization)        Identification No.)

                    330 SOUTH FOURTH STREET
                        P. O. BOX 1335
                   RICHMOND, VIRGINIA  23210
     (Address of principal executive offices) (Zip Code)
  Registrant's telephone number, including area code:  804-788-6000

     Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered
   COMMON STOCK, $.01 Par Value        NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes _X_      No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    _____

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1998: $768,791,402*.

Number of shares of Common Stock outstanding as of January 31, 1998: 53,616,402.

* In determining this figure, an aggregate of 18,868,768 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, and the members of their immediate families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 31, 1998, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Albemarle Corporation's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. BUSINESS
Albemarle Corporation ("the Company" or "Albemarle") was incorporated under the laws of the Commonwealth of Virginia on November 24, 1993, as a wholly-owned subsidiary of Ethyl Corporation ("Ethyl"). Ethyl thereafter transferred to Albemarle, Ethyl's olefins and derivatives, bromine chemicals and specialty chemicals businesses, and, at the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding shares of Albemarle. Since February 28, 1994, the Company has been a publicly held operating company.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). After the sale, Albemarle is engaged in the bromine chemicals, the specialty chemicals and the surfactants and detergents businesses.

Unaudited pro forma condensed consolidated statements of income for the years ended December 31, 1996 and 1995, which the Company believes are important to enable the reader to obtain a meaningful understanding of Albemarle's results of operations excluding the Olefins Business, are included in Note 17
"Supplemental Pro Forma Condensed Consolidated Financial
Information (Unaudited)" of the Notes to The Consolidated
Financial Statements on pages 39 and 40. The unaudited pro forma condensed consolidated statements of income are for informational purposes only and do not purport to be indicative of the Company's future consolidated results of operations or what the consolidated results of operations would have been had Albemarle operated without the Olefins Business for all of 1996 and 1995.

On July 24, 1997, the Company announced the realignment of its global business units into the Polymer Chemicals and Fine
Chemicals divisions effective October 1, 1997.

DESCRIPTION OF BUSINESS
Albemarle is a major producer of specialty and fine chemicals including polymer intermediates, cleaning product intermediates and additives, agricultural chemical intermediates, pharmaceutical intermediates and bulk actives, catalysts, brominated flame retardants, bromine chemicals and potassium and chlorine chemicals. Albemarle employs approximately 2,700 people.

The following discussion of the Company's businesses as of December 31, 1997, should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page
18.

The Company conducts its worldwide chemicals operations through two global business units - Polymer Chemicals and Fine Chemicals, which in conformity with the Company's adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure About Segments of an Enterprise and Related Information" will be reported as two separate and distinct segments in 1998.

Albemarle manufactures a broad range of chemicals, most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds and biocides. Most sales of the Company's products are made directly to manufacturers of the aforementioned products, including chemical and polymer companies, pharmaceutical companies, cleaning product manufacturers, paper and photographic companies, drilling companies and water treatment companies.

The Company produces the majority of its products in the United States, but also has a significant production facility in France and also has aluminum alkyls produced for it by Amoco at the Company's former Feluy, Belgium plant. The processes and technology for most of these products were developed in the Company's or its predecessor's research and development laboratories.

The Polymer Chemicals business produces a broad range of chemicals, including flame retardants, catalysts, polymer curatives and antioxidants.

In most flame retardant product lines, the Company's plants operated below capacity during 1997. The expansion of brine field and bromine capacities at the Company's Magnolia, Ark., facility that started in 1995, continued. The overall result of the current phase of the program will be a bromine production capacity increase of thirty percent. During 1997, the Company announced plans to build a world-class production facility for SAYTEX RB-100 flame retardant to be located at the Company's Magnolia, Ark., facility and targeted to start up in late 1999. The Company continues to focus on expansion of its bromine production capabilities.

The Company began receiving orders during 1997 for SAYTEX HP-7010 flame retardant product, a new brominated polystyrene product for use in engineered plastics. In the third quarter, the Company started a market development unit plant in its Baton Rouge research and development facility to make this product and began to fill orders. A new commercial plant is under construction with a targeted startup in mid 1999.

Aluminum alkyls are used as cocatalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene, and decene, and organotin heat stabilizers, and in the preparation of organic intermediates. The Company has continued to expand and debottleneck its production capacity at Pasadena, Texas and Orangeburg, S.C. It has also strengthened its supply chain for methylaluminoxane ("MAO"), a cocatalyst used in metallocene catalyst systems, by increasing capacity for MAO and for the key raw materials needed to make MAO. The Company has continued to build its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of metallocene-based polymers.

The Company is also expanding its efforts in polymer curatives, products used to control polyurethane and epoxy system polymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins.

Products of the Fine Chemicals business include elemental bromine, alkyl bromides, inorganic bromides, a number of bromine fine chemicals, and pharmachemical and agrichemical intermediates. Applications for these products primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products, soil fumigation and chemical intermediates for pharmaceutical, photographic and agricultural chemicals. Products originally a part of what was the olefins and alcohols businesses but not sold to Amoco, are included as a part of Fine Chemicals. These products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; zeolite A (sodium alumina silicate) used as a phosphate replacement in laundry detergent builders; and alkenyl succinic anhydride (ASA) used in paper-sizing formulations. These products have many varied customers. They are sold to suppliers for use in household, institutional and industrial cleaners, personal care products and industrial products.

The Company's primary bulk actives, ibuprofen and naproxen, are widely-used pharmaceuticals that provide fever reduction and temporary relief of aches and pains and menstrual cramps. Bulk ibuprofen is formulated into tablets by pharmaceutical companies who sell to customers in both the prescription and over-the-counter markets. Ibuprofen products account for more than 25% of the U.S. over-the-counter analgesic market. They compete against other painkillers containing aspirin, acetaminophen, ketoprofen and naproxen. The Company is one of the world's largest producers of bulk ibuprofen. In 1997, the Company started commercial production of bulk naproxen with initial sales commencing in the U.S. only after customers obtained U.S. Food and Drug Administration ("FDA") approval.

Agricultural intermediates are sold to chemical companies that supply finished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops, and organophosphorus products for insecticide use. A new agricultural intermediate (an urease inhibitor), primarily for use on corn to improve the effectiveness of nitrogen-based fertilizers, underwent commercial-scale trials and expanded testing in 1997.

The Company's subsidiary Albemarle PPC ("APPC") operates a plant in Thann, France. APPC is one of the world's largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricultural chemical intermediates. APPC also operates an electrolysis unit to produce high-purity caustic potash and potassium carbonate used in the glass, water treatment, cleaning product and food industries. APPC strengthens the Company's position in Fine Chemicals and provides substantial additional manufacturing and research and development capabilities in Europe.

In most Fine Chemicals' product lines, the Company's plants operated near capacity during 1997, with the exception of bulk ibuprofen, halide aluminum alkyls and bulk naproxen which had excess capacity.

The Company operates on a worldwide basis with (i) a manufacturing plant located in France in addition to facilities in the United States, (ii) offices and distribution terminals in Belgium, France, Japan and Singapore as well as the United States and (iii) offices in Hong Kong and Beijing, China. The Company has no significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 16 "Geographic Area Information" of Notes to The Consolidated Financial Statements in Item 8 on page 39.

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

RAW MATERIALS
Raw materials used by the Company include ethylene, potassium chloride, aluminum, ortho-toluidine, bisphenol-A, chlorine, phenol, isobutylene, caustic soda, toluene, diphenyl oxide, alumina trihydrate, dimethlyamine, phthalic anhydride, alpha olefins, maleic anhydride, ethanol, phosphorus, sulfuric acid, and nitrogen, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or provided under contracts at prices the Company believes are competitive. The Company also produces bromine in Arkansas from its extensive brine reserves backed by an active leasing program. The Company has signed supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bromine requirements for the production of bromine fine chemicals in our Thann, France facility and provide additional bromine if requested for the Company's other bromine needs.


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

OTHER MATTERS
On March 1, 1996, the Company sold its Olefins Business to Amoco for $487.3 million, including plant and equipment, other assets, inventory and accounts receivable net of expenses and related trade payables paid by the Company.

The sale involved the transfer of approximately 550 people who supported these businesses. Certain assets located primarily in Pasadena, Texas, Deer Park, Texas, and Feluy, Belgium, were included in the sale. The transaction included numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena, Texas, plant and the operation for the Company of the aluminum alkyls portion of the Feluy plant site by Amoco. In connection with the sale of the Olefins Business, the Company also implemented an early-retirement and work-force reduction program for certain salaried employees. The effort has resulted in annual cost savings to the Company. A Form 8-K report relating to the sale was filed with the Securities and Exchange Commission ("SEC") on March 15, 1996.

On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share plus expenses for a total aggregate cost of $219.4 million, through a tender offer, which began on March 4, 1996, and concluded on April 1, 1996.
Later in 1996, the Company purchased an additional 1,756,500 shares for $32.1 million, at an average price of $18.25 per share, in market transactions. During 1997, the Company purchased 1,560,300 shares for $37.5 million, at an average price of $24.04 per share, in market transactions. As of February 28, 1998, the Company had authorization to purchase 4,411,100 shares of its common stock reflecting purchases since December 31, 1997, and increased Board of Directors authorization of 2 million additional shares obtained at the February 1998 board meeting.

RESEARCH AND PATENTS
The Company's research and development supports each major business area. With respect to Polymer Chemicals, the research focus is divided between new and improved flame retardants and polymerization catalysts. Flame retardant research is targeted to satisfy increasing market needs for performance and quality in products manufactured from polystyrene, acrylonitrile-butadiene-styrene (ABS) and engineered thermoplastics. Catalysts research is targeted to meet the market needs for cost-effective metallocene catalyst systems for the production of improved polyolefin polymers. Development efforts are focused on efficiently debottlenecking plant capacity to meet the strong demand for the above businesses. These efforts are expected to continue into 1998 and beyond.

The primary focus of the Company's Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates for the pharmachemical and agrichemical industries. A secondary focus is the development of efficient manufacturing processes for pharmaceutical bulk active compounds which are no longer covered by patents. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These efforts are expected to continue into 1998 and beyond.

In addition to the U.S. research facility in Baton Rouge, La., the Company's European businesses are supported by the research and development facilities at Louvain-la-Neuve, Belgium, and Thann, France.

The Company spent approximately $31.4 million, $30.4 million and $29.5 million in 1997, 1996 and 1995, respectively, on research and development, which amounts qualified under the technical accounting definition of research and development. Total R&D department spending for 1997 was some $44.4 million, including $13.0 million related to technical services support to customers and the Company's plants, testing of existing products, quality improvement and environmental studies.

The Company considers patents, licenses and trademarks to be of significance to its business. As of December 31, 1997, the Company owned 1,234 active U.S. and foreign patents, including 37 U.S. patents and 76 foreign patents issued in 1997. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

ENVIRONMENTAL REGULATION
The Company maintains and operates manufacturing and distribution facilities and equipment which are used in the Polymer and Fine Chemicals divisions. These are subject to environmental risks and regulations, which are discussed more fully in Item 7, Management's Discussion and Analysis and Financial Condition and Results of Operations under the heading "Environmental Matters" on page 21.

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS The Company's operations are substantially all in the chemicals industry. Geographic area information for the Company's operations for the three years ended December 31, 1997, is presented in Note 16 "Geographic Area Information" of the Notes to The Consolidated Financial Statements in Item 8 on page 39.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES Financial information about the Company's foreign and domestic operations and export sales for the three years ended December
31, 1997, is set forth in Note 16 "Geographic Area Information" of the Notes to The Consolidated Financial Statements in Item 8 on page 39. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pacific region, Latin America and Europe. Foreign unaffiliated net sales are primarily in Europe, the Middle East and the Asia Pacific region.

Item 2. PROPERTIES
The Company's principal executive offices are located at 330 South Fourth Street, Richmond, Va. 23219, and its principal operations offices are located at 451 Florida Street, Baton Rouge, La. 70801. The Company leases its executive offices and operations offices in Richmond, Va. and Baton Rouge, La., respectively; and its regional offices in Brussels, Belgium; Singapore; Tokyo, Japan; and Beijing, China; as well as various other offices.

The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

LOCATION                             PRINCIPAL OPERATIONS

Baton Rouge, La.                    Research and product development
(2 facilities, one on leased land)   activities

Pasadena, Texas                     Production of aluminum alkyls,
                                     alkenyl succinic anhydride,
                                     orthoalkylated anilines,
                                     zeolite A and other chemicals

Louvain-la-Neuve, Belgium           Research and customer technical
                                     service activities

Magnolia, Ark.                      Production of flame retardants and bromine
(West Plant)

Magnolia, Ark.                      Production of flame retardants, bromine,
(South Plant)                        ethylene dibromide, several inorganic
                                     bromides, agrichemical intermediates
                                     and tertiary amines

Orangeburg, S.C.                    Production of fine chemicals, including
                                     pharmachemical intermediates,
                                     fuel additives, orthoalkylated phenols
                                     and polymer modifiers

Thann, France                       Production of organic and inorganic
                                    brominated pharmaceutical intermediates, photographic and agrichemical intermediates, high-purity caustic potash and potassium carbonate; research and product development activities

Takaishi City, Osaka, Japan         Production of aluminum alkyls
(50 percent joint venture
with Mitsui Chemicals, Inc.)

Feluy, Belgium                      Production of aluminum alkyls
(Leased by Amoco under a 99-year
lease but operated for the Company)

The Company currently is adding capacity in the flame retardants and fine chemicals areas. The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 1998. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

CERTAIN AGREEMENTS BETWEEN ALBEMARLE AND ETHYL
Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, and Feluy, Belgium. Effective March 1, 1996, certain of these agreements were transferred to Amoco as part of the Olefins Business sale. In addition, Albemarle and Ethyl, entered into agreements providing for the blending by Albemarle for Ethyl of certain products and the production of others at the Company's Orangeburg, S.C., plant.

CERTAIN AGREEMENTS BETWEEN ALBEMARLE AND
MEMC PASADENA, INC. ("MEMC")
Albemarle and MEMC entered into agreements, dated as of July 31, 1995, and subsequently revised effective May 31, 1997, pursuant to which Albemarle currently provides support services to MEMC at its Pasadena, Texas, plant which consists of facilities for the production of electronic materials products. Effective May 31, 1997, Albemarle supplies certain utilities and services to the MEMC Pasadena plant site pursuant to a utilities and services agreement (the "Utilities and Services Agreement".) All of the utilities and services are supplied at Albemarle's cost plus a percentage fee. Albemarle furnishes certain utilities and services for a minimum of five years from the effective date (May 31, 1997) of the Utilities and Services Agreement, subject to the right of MEMC to terminate any one or more utilities or services on twelve months' notice. Albemarle will make available to MEMC certain other utilities and services for the duration of MEMC's lease of the property upon which the MEMC Pasadena plant site is located.

CERTAIN AGREEMENTS BETWEEN ALBEMARLE AND AMOCO
Albemarle and Amoco entered into agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to Amoco, and Amoco provides operating and support services, certain utilities and products to Albemarle.


PASADENA, TEXAS AGREEMENTS
After the sale, Amoco owns and operates the linear alpha olefins and synthetic alcohols facilities ("Amoco Pasadena plant"). Albemarle owns and operates all remaining Albemarle plants ("Albemarle Pasadena plant"). As a result of the sale, Albemarle supplies to Amoco (among others) certain utilities utilized by Amoco at the Amoco Pasadena plant and Amoco supplies to Albemarle (among others) certain utilities utilized by Albemarle at the Albemarle Pasadena plant.

Virtually all of the utilities, services and products supplied by Albemarle to Amoco and from Amoco to Albemarle in Pasadena, Texas are supplied at the provider's cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle to Amoco and from Amoco to Albemarle have an initial term of 10 years, with an automatic extension for an additional 10 year term, unless terminated by either party at the end of the initial term upon 2 years notice. With respect to products supplied by Albemarle to Amoco, and conversely Amoco to Albemarle, each may terminate the supply of such product to the other on 180 days notice.

FELUY, BELGIUM AGREEMENTS
After the sale, Amoco possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefins facilities. In addition, Amoco possesses (under the same lease) and operates the aluminum alkyls facilities exclusively for Albemarle (term: 10 years-Albemarle has the right to extend for one additional 10-year term). Albemarle supplies aluminum alkyl products to Amoco for use in the linear alpha olefins facility (term: 10 years-Amoco has the right to extend for one additional 10-year term). The services and products supplied by Albemarle to Amoco and from Amoco to Albemarle are at the provider's cost plus a percentage fee.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS
The Company's common stock is traded primarily on the New York Stock Exchange under the symbol ALB. The market price highs and lows (per the New York Stock Exchange) by quarters for the years 1997 and 1996 are listed below:


                                1997                1996
Quarter                   High        Low      High       Low
---------------------------------------------------------------
First                      20       17 7/8    22 3/4     17 1/4
Second                   21 1/2     17 3/8    24 1/8     18 1/4
Third                    27 1/4     20 13/16  19 1/4     14 3/8
Fourth                   26 3/4     21 7/8    19 1/8     15 1/2
---------------------------------------------------------------

There were 53,886,802 shares of common stock held by 9,044 shareholders of record as of December 31, 1997.

The Company's current common stock dividend rate is $.36 per share on an annual basis after the Board of Directors on August 27, 1997, increased the quarterly dividend rate, payable October 1, 1997, by 29%, from $.07 to $.09 per share. The Company's quarterly dividend rate, payable October 1, 1996, was previously increased on August 28, 1996, from $.055 to $.07 per share, or 27%.

Shareholders' equity per share at December 31, 1997 was $9.60, up
4.6% from $9.18 at December 31, 1996. The December 31, 1996, shareholders' equity per share of $9.18 was down 2.5% from $9.42 at December 31, 1995, primarily reflecting the impact of the purchase of 9,484,465 common shares through a tender offer concluded on April 1, 1996, and additional second and third quarter 1996 purchases of 275,400 and 1,481,100 common shares, respectively.

Item 6. SELECTED FINANCIAL DATA
The information for the five years ended December 31, 1997, is contained in the "Five Year Summary" included in Part IV, Item
14, Exhibit 99 on pages 46 and 47.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Albemarle Corporation ("the Company" or "Albemarle") became an independent company upon the spin-off by Ethyl Corporation ("Ethyl") of its olefins and derivatives, bromine chemicals and specialty chemicals businesses. At the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding common shares of Albemarle.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco").

The following financial data and discussion about net sales, operating profit, capital expenditures and geographical areas provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 1997, 1996 and 1995. In addition, a discussion of consolidated financial condition and sources of additional capital is included under a separate heading, "Financial Condition and Liquidity" on page 21. Unaudited pro forma condensed consolidated statements of income for the years ended December 31, 1996 and 1995, which the Company believes are important to enable the reader to obtain a meaningful understanding of Albemarle's results of operations excluding the Olefins Business, are included in Note 17 "Supplemental Pro Forma Condensed Consolidated Financial Information (Unaudited)" of the Notes to The Consolidated Financial Statements in Item 8 on pages 39 and 40. The unaudited pro forma condensed consolidated statements of income are for informational purposes only and do not purport to be indicative of the Company's future consolidated results of operations or what the consolidated results of operations would have been had Albemarle operated without the Olefins Business for all of 1996 and 1995.

RESULTS OF OPERATIONS
Net Sales
Net sales for 1997 amounted to $829.9 million, down from $854.5 million in 1996. Excluding the first two months net sales of the Olefins Business sold March 1, 1996, Albemarle's net sales for 1997 would have shown an increase of seven percent from 1996 primarily due to higher shipments in agricultural chemicals, pharmaceutical intermediates, organometallics, antioxidants and flame retardants, offset in part by the effects of a stronger U.S. dollar on sales in Europe and the Asia Pacific region.

Net sales for 1996 amounted to $854.5 million, down from $1,244.2 million in 1995. Excluding net sales of the Olefins Business sold March 1, 1996, and the electronic materials business sold July 31, 1995, (See Note 13 "Special Items" of the Notes to The Consolidated Financial Statements on pages 37 and 38) Albemarle's net sales for 1996 would have shown an increase of five percent from 1995 due primarily to higher shipments of organometallics and a higher sales mix of bromine fine chemicals, partly offset by lower shipments and lower prices of flame retardants and pharmaceutical intermediates.

OPERATING COSTS AND EXPENSES
Cost of goods sold in 1997 decreased $42.9 million from 1996 primarily due to the absence of shipments of the Olefins Business for two months in 1996, offset in part by increased shipments in 1997, with the result that the gross profit margin increased to 31.5% in 1997 from 28.5% in 1996. The improvement in gross margin reflects improved plant utilizations and the impact of the Company's cost reduction program. Average energy costs were higher during 1997 and reflected an unusually strong natural gas market. Albemarle's overall 1997 raw material prices were generally flat compared to 1996 with the exception of ethylene and ethylene derivatives which were higher.

Cost of goods sold in 1996 decreased $355.9 million from 1995 primarily due to the absence of shipments of the Olefins Business for ten months in 1996 and the electronic materials business for all of 1996 versus 1995 and higher foreign exchange gains in 1996 with the result that the gross profit margin increased to 28.5% in 1996 from 22.3% in 1995. The reductions in 1996 cost of goods sold were partially offset by higher costs in pharmaceutical intermediates, related primarily to naproxen sampling and start-up costs, as well as higher operating costs resulting from underutilization of assets in flame retardants in 1996. Average energy unit costs were higher in 1996. Both natural gas and electricity prices were higher in 1996 than in the prior year. Raw material prices were generally lower in 1996 than in the prior year with ethylene, aluminum, potassium chloride and phthalic anhydride having the largest decreases.

Selling, general and administrative expenses, combined with research and development expenses, decreased $9 million (6%) in 1997 from 1996, primarily due to lower outside consulting costs and lower employee-related expenses resulting from the Company's workforce reduction program implemented in conjunction with the sale of the Olefins Business and lower expenses associated with the exercise of stock appreciation rights and the award of restricted stock than in 1996, offset in part by normal salary increases in 1997. This compares to a $10.4 million decrease (6%) in 1996 from 1995, primarily due to lower employee-related expenses as a result of the March 1, 1996, sale of the Olefins Business and the July 31, 1995, sale of the electronic materials business, offset in part by normal salary increases and the expense associated with the exercise of certain stock appreciation rights and the award of restricted stock in 1996. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, decreased to 17% in 1997 from 17.5% in 1996 versus 12.9% in 1995.

OPERATING PROFIT
Operating profit in 1997 increased 29.2% from 1996. Excluding the first two months of 1996 operating profits of the Olefins Business sold, 1997 operating profits would have shown an increase of approximately 33% over 1996. The 1997 period benefited primarily from increased shipments in agricultural chemicals, organometallics and antioxidants, increased shipments and improved costs in pharmaceuticals and bromine fine chemicals, and improved costs in European potassium and chlorine chemicals, while flame retardants were down primarily due to the effects of a stronger U.S. dollar.

Operating profit in 1996 decreased 20% from 1995. Excluding the results of businesses sold, operating profit was also down significantly primarily due to lower shipments and higher costs in pharmaceutical intermediates and flame retardants.
Costs in pharmaceutical intermediates were higher primarily due to the expenses associated with commercializing naproxen for introduction in mid 1997 while the flame retardants business was heavily impacted by a lengthy slowdown in the electronics industry resulting in higher costs associated with the underutilization of assets.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses in 1997 decreased $1.8 million from 1996 primarily due to higher capitalization of interest on capital projects in 1997. This compares to a decrease of $10.7 million in 1996 from 1995 primarily due to lower average debt outstanding, reflecting pay down of debt with proceeds from the sale of the Olefins Business.

Other income, net, decreased to $.9 million in 1997 from $4.0 million in 1996, which decreased $.5 million from $4.5 million in 1995, due primarily to lower interest income.

GAIN ON SALE OF BUSINESSES
The Company's 1996 earnings include a gain of approximately $158.2 million ($94.4 million after income taxes) on the sale of the Olefins Business and in 1995 the Company's earnings included a gain of approximately $23.4 million ($14.5 million after income taxes) on the sale of the electronic materials business. (See
Note 13 "Special Items" of the Notes to The Consolidated Financial Statements on pages 37 and 38.)

INCOME TAXES
Income taxes in 1997 decreased $56.1 million (58%) compared to 1996 reflecting a 52% decrease in pre-tax income while the effective income tax rate was 33.8% in 1997 versus a 38.3% rate for 1996. Excluding the effect of the gain on the sale of the Olefins Business, the effective income tax rate for 1996 would have been 34.5% which is slightly higher than the 1997 rate.

Income taxes in 1996 increased $43.7 million (82%) compared to 1995 on a 92% increase in pre-tax income while the effective income tax rate was 38.3% in 1996 versus a 40.6% rate for 1995. The 1996 rate was lower than the 1995 rate due primarily to improved earnings in the Company's Belgian subsidiary, while the 1995 rate reflected a deferred income tax charge of approximately $2.9 million recognized in 1995 as a result of an increase in the French statutory tax rate.
(See Note 12 "Income Taxes" of the Notes to The Consolidated Financial Statements on pages 36 and 37 for details of changes in effective income tax rates.)

OUTLOOK
In 1997, the Company saw significant improvement in its profitability built upon its focus on cost reductions and plant efficiencies as well as a seven percent growth in revenues. As the Company goes into 1998, it expects to continue to face the challenges of a strong U.S. dollar and its impact on the Company's revenue growth.

In Fine Chemicals, the Company initiated sales in the U.S. of the analgesic naproxen following late 1997 approval of some prospective customers by the U.S. Food and Drug
Administration, but remain disappointed in the level and pace of its efforts. The Company's bulk ibuprofen sales continue strong, a trend that began to develop in the latter half of 1997. The
Company's emerging Surface Actives business continues to focus on the cleaning and water treating industries. An expanded range of ADMOX surfactants and U. S. Environmental Protection Agency
("EPA") registered quaternary biocides will be targeted at formulators of hard surface cleaning products. SANIBROM biocides are expected to increase penetration of the industrial and recreational water treating areas by replacing chlorine based sanitizers with safer, more effective bromine based products.
ABZOL cleaners are receiving broader acceptance in the electronic and precision cleaning markets, but their full potential will not be realized until the EPA's Significant New Alternatives Policy approval is received. The Company is hopeful for a recovery in Gulf Coast oil drilling operations that use its bromine-based completion fluids.

The Polymer Chemicals unit introduced two new flame retardants in late 1997. Prospective customers are qualifying these products at this time. The Company expects sales of these products to pick up later in 1998, assuming successful completion of this qualification process. The Company's new catalyst business continues to reach some of its milestones as the Company seeks to become a full-service catalyst supplier to the polymer industry.
The Company continues to work toward a mid-1998 startup of the plant to produce ETHACURE 300 curative used in cast polyurethane elastomers and other applications. The curative offers several handling and processing benefits over other similar products.

The economic turmoil in Asia is a concern to the Company in light of our sales into the region. However, the Company's products are purchased for use in other products, primarily electronics, sold in the U.S. and Europe. These economies continue to experience good economic growth, and demand for such products is strong. The Company continues to keep a close watch on conditions, including the creditworthiness of its customers.

As part of the Company's efforts to insure that the change of dates beginning in the year 2000 will not cause disruption to its business information and process systems, the Company established a project team in 1997 to determine the scope of this issue and to map the implementation of solutions. The Company completed the preliminary review and expects to implement new systems in 1998 to provide ample time for testing and final implementation in 1999. The Company's completion of key software changes in 1997, including enterprise-wide SAP , PeopleSoft and Lotus Notes software platforms, should make the Company's financial, operations, planning, human resources and general business areas year 2000 compliant. Preliminary estimates for two-year expenditures are approximately $5 million.

Some of the information presented above constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.

FINANCIAL CONDITION AND LIQUIDITY
Cash and cash equivalents at December 31, 1997 were $34.3 million, which represents an increase of $20.1 million from $14.2 million at year-end 1996.

Cash provided from operating activities was $98.8 million, which together with $61.1 million of proceeds from borrowings were used to cover operating activities in 1997, including a working capital increase (reflecting mainly higher accounts receivable and inventories and a decrease in accounts payable), capital expenditures, payment of quarterly dividends to common shareholders, purchase 1,560,300 shares of common stock for $37.5 million and repayment of a portion of long-term debt, with the balance added to cash and cash equivalents.

Cash and cash equivalents at December 31, 1996 were $14.2 million, which represented a decrease of $18.9 million from $33.1 million at year-end 1995. Cash provided from operating activities was $28.5 million which included installment income tax payments of $79.4 million on the gain from the sale of the Olefins Business. Excluding the impact of the installment income tax payments, which were paid from the proceeds on the sale of the Olefins Business, cash flows from operations would have been $107.9 million, which together with $23.9 million of proceeds from borrowings, were used to cover operating activities in 1996, including a working capital increase (reflecting mainly higher accounts receivable and inventories), capital expenditures, payment of quarterly dividends to common shareholders, and the purchase of 1,756,500 shares of common stock for $32.1 million. Proceeds from the sale of the Olefins Business of $487.3 million, net of expenses and trade payables paid by the Company, supplemented by $18.9 million from cash on hand, were used to purchase 9,484,465 shares of common stock, repay long-term debt and pay income tax installments related to the sale.

The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obligations, dividend payments to common shareholders, and to fund a portion of its capital expenditures.

The noncurrent portion of the Company's long-term debt amounted to $91.4 million at December 31, 1997, compared to $24.4 million at the end of 1996. The Company's total long-term debt, including the current portion as a percentage of total capitalization at December 31, 1997, was approximately 15.1% (See Note 8 "Long-Term Debt" of the Notes to The Consolidated Financial Statements on pages 30 and 31 for details of the Company's long-term borrowings.)

The Company, at December 31, 1997, had the flexibility to borrow up to a total of $500 million ($70 million outstanding at December 31, 1997) under its Competitive Advance and Revolving Credit Facility Agreement ("Credit Agreement"). The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The amount and timing of any borrowings will depend on the Company's specific cash requirements.

The Company's foreign currency translation adjustments, net of related deferred taxes, at December 31, 1997, decreased from December 31, 1996, primarily due to the strengthening of the U.S. dollar. Capital expenditures in 1997 of $85.3 million were lower than the 1996 level of $90.4 million. The Company's capital spending program is expected to increase significantly over the next few years. This increase is expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be about the same over the next few years. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional long-term debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where our know-how adds value.

ENVIRONMENTAL MATTERS
The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture or use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the Company's knowledge, it is currently complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future, a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party
("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company's participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled by the Company or its predecessor company. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs in accordance with Statement of Financial Accounting Standards
("SFAS") No. 5 "Accounting for Contingencies" and Financial Accounting Standards Board's ("FASB")
Interpretation No. 14, as clarified by American Institute of
Certified Public Accountant's Statement of Position 96-1. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

The Company's environmental and safety operating costs charged to expense, which are not considered to be normal operating costs were approximately $13.3 million in 1997 versus approximately
$11.5 million in 1996 and $9.0 million in 1995, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 1997, totaled approximately $8.9 million. There is a reasonable possibility that future remediation costs in excess of amounts already recorded could be up to $6.8 million before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular reporting period.

Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $17.2 million, $14.7 million and $22.0 million in 1997, 1996 and 1995, respectively. For each of the next few years, capital expenditures for these types of projects are likely to be in the same range as the 1997 level. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

GEOGRAPHIC AREAS
The following discussion is based on information provided in Note
16 "Geographic Area Information" of the Notes to The Consolidated
Financial Statements in Item 8 on page 39.

Domestic operating profit includes profit from U.S. export sales and profit from sales to foreign affiliates of products that are resold in foreign markets. Intercompany transfers from foreign areas to the U.S. are not material.

Export sales increased 10% from 1996 primarily due to increased shipments. In 1996 export sales decreased 36% from 1995 primarily due to the sale of the Olefins Business.

Foreign unaffiliated net sales for 1997 decreased 4% from 1996 primarily due to the foreign exchange effects of a stronger U. S. dollar in 1997. In addition, excluding the 1996 sales by Albemarle S.A. related to the Olefins Business sold in 1996, 1997 foreign unaffiliated net sales would have increased 8% over 1996. Foreign unaffiliated net sales for 1996 decreased 33% from 1995 primarily due to the absence after March 1, 1996, of sales by Albemarle S.A. related to the Olefins Business sold.

The operating results of the foreign operations were up significantly from 1996 primarily due to lower costs in the Company's European locations, primarily the Thann, France facility. The operating results of the foreign operations were profitable in 1996 versus an operating loss in 1995. Operating profit for 1996 reflects favorable foreign exchange gains and the effects in Belgium of the sale of the Olefins Business.

Total assets were $888.2 million at the end of 1997 versus $846.3 million at the end of 1996 and $1,204.5 million at the end of 1995. Identifiable assets in the U.S. increased $27.9 million in 1997 from 1996, primarily due to increased capital expenditures and other investments, while 1996 showed a decrease of $118.2 million from 1995, primarily due to the sale of the Olefins Business. Foreign identifiable assets increased $14.0 million from 1996, while 1996 decreased $240.1 million from 1995 due primarily to the sale of the Olefins Business.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June, 1997, which are effective for financial statements for annual periods beginning after December
15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements, either in the income statement or in a separate statement, and also requires display of "accumulated other comprehensive income" in a separate caption in the equity section of the balance sheet.
SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS Nos. 130 and 131 in 1998. At the time of their adoption these standards are not expected to have a material impact on the financial position or results of operations of the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars Except Share Data)
----------------------------------------------------------------------
December 31                                   1997            1996
----------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                 $     34,322   $     14,242
Accounts receivable, less allowance
 for doubtful accounts
(1997 - $2,449; 1996 - $1,290)                 154,421        141,293
Inventories:
Finished goods                                  65,998         58,518
Raw materials                                    7,424         10,148
Stores, supplies and other                      16,861         15,833
-----------------------------------------------------------------------
                                                90,283         84,499
Deferred income taxes and prepaid expenses      17,710         19,107
-----------------------------------------------------------------------
Total current assets                           296,736        259,141
-----------------------------------------------------------------------
Property, plant and equipment, at cost       1,188,252      1,148,832
Less accumulated depreciation and
 amortization                                  691,612        653,108
-----------------------------------------------------------------------
   Net property, plant and equipment           496,640        495,724
-----------------------------------------------------------------------
Other assets and deferred charges               77,204         68,304
Goodwill and other intangibles -
 net of amortization                            17,601         23,092
-----------------------------------------------------------------------
Total assets                              $    888,181   $    846,261
-----------------------------------------------------------------------
-----------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                          $    50,668    $     66,968
Long-term debt, current portion                   379           7,457
Accrued expenses                               47,578          55,783
Dividends payable                               4,952           3,853
Income taxes payable                            8,983          13,887
-----------------------------------------------------------------------
Total current liabilities                     112,560         147,948
-----------------------------------------------------------------------
Long-term debt                                 91,414          24,406
Other noncurrent liabilities                   69,704          64,166
Deferred income taxes                          97,167         104,543
Shareholders' equity:
    Common stock, $.01 par value, issued
    - 53,886,802 in 1997 and 55,046,183
      in 1996                                     539             550
    Additional paid-in capital                218,841         250,890
    Foreign currency translation adjustments   (1,445)         16,677
    Retained earnings                         299,401         237,081
-----------------------------------------------------------------------
Total shareholders' equity                    517,336         505,198
-----------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                   $   888,181    $    846,261
-----------------------------------------------------------------------
-----------------------------------------------------------------------
    See accompanying Notes To The Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per-Share Amounts)
------------------------------------------------------------------------
Years Ended December 31           1997           1996           1995
------------------------------------------------------------------------
Net sales                   $   829,850    $    854,481   $  1,244,222
Cost of goods sold              568,424         611,353        967,204
-------------------------------------------------------------------------
   Gross profit                 261,426         243,128        277,018

Selling, general and
 administrative expenses        109,273         119,260        130,514
Research and development
 expenses                        31,446          30,442         29,541
-------------------------------------------------------------------------
   Operating profit             120,707          93,426        116,963


Interest and financing expenses     719           2,529         13,265
Gain on sales of businesses          --        (158,157)       (23,427)
Other income, net                  (917)         (4,025)        (4,468)
-------------------------------------------------------------------------
Income before income taxes      120,905         253,079        131,593
Income taxes                     40,923          97,020         53,363
-------------------------------------------------------------------------
Net income                  $    79,982    $    156,059   $     78,230
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Basic earnings per share    $      1.45    $       2.67   $       1.18
Shares used to compute
 basic earnings per share        55,164          58,353         66,069
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Diluted earnings per share $       1.44    $       2.65   $       1.18
Shares used to compute
 diluted earnings per share      55,668          58,842         66,352
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Cash dividends declared
 per share of common stock $        .32    $        .25   $        .21
-------------------------------------------------------------------------
-------------------------------------------------------------------------
     See accompanying Notes To The Consolidated Financial Statements.

                                  -24-

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Thousands of Dollars Except Share Data)
------------------------------------------------------------------------------
Years Ended December 31      1997              1996              1995
------------------------------------------------------------------------------
                     Shares    Amounts   Shares    Amounts   Shares    Amounts
------------------------------------------------------------------------------
COMMON STOCK (AUTHORIZED 150,000,000 SHARES)
Beginning balances 55,046,183 $    550  66,076,853 $     661 66,067,881 $   661

Issued upon
exercise of stock
options and SARs      400,919        4     178,840         2      8,972      --

Award of restricted
 stock                     --       --      34,680        --         --      --

Shares purchased
 and retired       (1,560,300)     (15)(11,244,190)     (113)        --      --
-------------------------------------------------------------------------------
Ending balances    53,886,802      539  55,046,183       550 66,076,853     661
-------------------------------------------------------------------------------

ADDITIONAL PAID-IN CAPITAL
Beginning balances             250,890               498,827            498,725
Exercise of stock options
 and SARs                        5,451                 2,636                102
Award of restricted stock           --                   832                 --
Shares purchased and retired   (37,500)             (251,405)                --
-------------------------------------------------------------------------------
Ending balances                218,841               250,890            498,827
-------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
Beginning balances              16,677                27,604             14,505
Translation adjustments        (18,122)              (10,927)            13,099
-------------------------------------------------------------------------------
Ending balances                 (1,445)               16,677             27,604
-------------------------------------------------------------------------------
RETAINED EARNINGS
Beginning balances             237,081                95,474             31,118
Net income                      79,982               156,059             78,230
Cash dividends declared        (17,662)              (14,452)           (13,874)
-------------------------------------------------------------------------------
Ending balances                299,401               237,081             95,474
-------------------------------------------------------------------------------
Total shareholders' equity  $  517,336             $ 505,198           $622,566
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
       See accompanying Notes To The Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands of Dollars)
------------------------------------------------------------------------------
Years Ended December 31                 1997         1996         1995
------------------------------------------------------------------------------
Cash and cash equivalents at
 beginning of year                    $ 14,242    $   33,130   $  32,114
 -----------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                             79,982       156,059      78,230
 Adjustments to reconcile net
  income to cash flows from operating
  activities:
    Depreciation and amortization       69,044        71,044      94,131
    Deferred income taxes                8,070       (21,404)     (2,368)
    Gain on sales of businesses             --      (158,157)    (23,427)
    Change in assets and liabilities,
     net of effects of sales of
     businesses:
      (Increase) in accounts
       receivable                      (21,069)       (9,830)    (11,190)
      (Increase) in inventories        (11,378)       (3,234)    (27,807)
      (Decrease) increase in accounts
       payable                         (12,889)       13,001         686
      (Decrease) increase in accrued
       expenses                        (11,423)      (11,596)     10,182
      Other, net                        (1,529)       (7,414)     (2,200)
-----------------------------------------------------------------------------
    Net cash provided from operating
     activities                         98,808        28,469     116,237
-----------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures               (85,284)      (90,439)   (112,412)
    Proceeds from sales of businesses,
     net of expenses and $42,297
     of trade accounts payable paid
     by the Company in 1996                --        487,345       4,195
    Collections on notes receivable
     from sale of business                 --             --      55,000
    Other, net                          (5,006)        2,318        (546)
-----------------------------------------------------------------------------
    Net cash (used in) provided from
      investing activities             (90,290)      399,224     (53,763)
-----------------------------------------------------------------------------
Cash flows from financing activities:
    Purchases of common stock          (37,515)     (251,518)         --
    Repayments of long-term debt          (413)     (206,672)    (48,254)
    Proceeds from borrowings            61,102        23,944         237
    Dividends paid                     (16,563)      (14,233)    (13,543)
    Proceeds from exercise of stock
     options                             4,951         1,898         102
-----------------------------------------------------------------------------
    Net cash provided from (used in)
     financing activities               11,562      (446,581)    (61,458)
-----------------------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                            20,080       (18,888)      1,016
-----------------------------------------------------------------------------
Cash and cash equivalents at end
  of year                             $ 34,322    $   14,242   $  33,130
-----------------------------------------------------------------------------
------------------------------------------------------------------------------
     See accompanying Notes To The Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION
The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its wholly-owned subsidiaries ("the Company" or "Albemarle"). All significant intercompany accounts and transactions are eliminated in consolidation.

BASIS OF PRESENTATION
Albemarle Corporation became an independent company upon the spin-off by Ethyl Corporation ("Ethyl") of its olefins and derivatives, bromine chemicals and specialty chemicals businesses ("the predecessor businesses"). At the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding common shares of Albemarle. The distribution was made in the form of a tax-free dividend. One share of the Company's common stock was distributed to Ethyl common shareholders for every two shares of Ethyl common stock held.

On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). Due to the significance of the sale on the operations of the Company, certain unaudited pro forma disclosures have been included. See Note 17 "Supplemental Pro Forma Condensed Consolidated Financial Information (Unaudited)".

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents in the accompanying consolidated financial statements consist of cash and time deposits of the Company for the years ended December 31, 1997 and 1996. Time deposits of 90 days or less are stated at cost, which approximates market value.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average rates for the periods presented. Translation adjustments [net of deferred income (tax benefits) taxes of $(11,072,000), $(6,675,000) and $8,001,000 in 1997, 1996 and 1995, respectively]
are reflected as foreign currency translation adjustments in the shareholders' equity section of the consolidated balance sheets and in the consolidated statements of changes in shareholders' equity and accordingly have no effect on net income. Transaction adjustments are included in income. Foreign currency transaction adjustments resulted in gains of $8,325,000, $8,049,000 and $555,000 in 1997, 1996 and 1995, respectively.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out ("LIFO") basis for substantially all domestic inventories except stores and supplies, and on either the weighted-average or first-in, first-out cost basis for other inventories. Cost elements included in finished goods inventories are raw materials, direct labor and manufacturing overhead. Raw materials include purchase and delivery costs. Stores and supplies include purchase costs.

PROPERTY, PLANT AND EQUIPMENT
Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.

The Company evaluates historical and expected undiscounted operating cash flows of the related business units or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded property, plant and equipment is reevaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the well.
On a yearly basis, for all wells, this approximates a unit-of-production method based upon estimated reserves and production volumes.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION
Environmental compliance costs include the cost of purchasing and/or constructing assets to prevent, limit and/or control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives.

Environmental compliance costs also include maintenance and operating costs with respect to pollution prevention and control facilities and other administrative costs. Such operating costs are expensed as incurred.

Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. Remediation costs and post-remediation costs at facilities or off-plant disposal sites that relate to an existing condition caused by past operations are accrued as liabilities and expensed when such costs are reasonably estimated.

GOODWILL AND OTHER INTANGIBLES
Goodwill and other intangibles consist principally of goodwill, sales contracts, product licenses and patents. Goodwill amounting to $14,528,000 and $18,026,000 at December 31, 1997 and 1996,
respectively, net of accumulated amortization and effects of foreign currency translation adjustments, arose from the 1993 acquisition of Potasse et Produits Chimiques SA ("PPC") and is being amortized on a straight-line basis over periods of 16 to 20 years. Intangible assets ($3,073,000 and $5,066,000 at December 31, 1997 and 1996, respectively, net of accumulated amortization and effects of foreign currency translation adjustments) are amortized on a straight-line basis over periods from three to 17 years. Amortization of goodwill and other intangibles amounted to $2,754,000, $4,255,000 and $4,379,000 for 1997, 1996 and 1995,
respectively.

Accumulated amortization of goodwill and other intangibles was $34,023,000 and $31,361,000 at the end of 1997 and 1996,
respectively. The Company evaluates historical and expected undiscounted operating cash flows of the related business units to determine the future recoverability of any goodwill recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

RESEARCH AND DEVELOPMENT EXPENSES
The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The policy of the Company is to fund postretirement health benefits for retirees on a pay-as-you-go basis.

EMPLOYEE SAVINGS PLAN
The Company's employees may participate in the Albemarle defined contribution 401(k) employee savings plan which is generally available to all full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement pursuant to the terms of such agreement. The plan is funded with contributions by participants and the Company. Expenses recorded for the 401(k) plan by the Company approximated $4,900,000, $4,900,000 and $5,100,000 in 1997, 1996
and 1995, respectively.

INCOME TAXES
The Company and its subsidiaries file consolidated U.S. Federal income tax returns and individual foreign income tax returns.

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. It is the Company's policy to record deferred income taxes on any undistributed earnings of foreign subsidiaries that are not deemed to be, or are not intended to be, permanently reinvested in those subsidiaries.

In connection with the spin-off at the close of business on February 28, 1994, the Company and Ethyl entered into a tax sharing agreement whereby Ethyl agreed to indemnify and hold harmless the Company against all taxes attributable to the predecessor businesses prior to the spin-off, with the exception of the Company's subsidiaries which remained responsible for their taxes.

EARNINGS PER SHARE
The Company calculates earnings per share ("EPS") as required by SFAS No. 128, "Earnings Per Share,"("SFAS No. 128"), which requires dual presentation of basic and diluted EPS. All prior-period EPS data have been restated as required by SFAS No.
128 (See Note 3, "Earnings Per Share").

FINANCIAL INSTRUMENTS
The Company to an extent manages its foreign currency exposures by maintaining certain assets and liabilities in approximate balance and through the use of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The
Company generally does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual agreements are major financial institutions with which the Company generally also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

The Company enters into forward currency exchange contracts, which typically expire within one year, in the regular course of business to assist in managing its exposure against foreign currency fluctuations on sales and intercompany transactions. While these hedging contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward contracts are recognized currently in income. The Company had outstanding forward exchange contracts at December 31, 1997 and 1996, hedging German mark and Japanese yen receivables and revenues with a notional value totaling $23,527,000 and $9,270,000, respectively. For the years ended 1997, 1996 and 1995, the Company recognized $2,167,000, $694,000 and $2,332,000, respectively, in income before income taxes on its forward exchange contracts.

STOCK-BASED COMPENSATION
SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require companies to record at fair value compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations (See Note 9, "Capital Stock".) Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
The FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June, 1997, which are effective for financial statements for annual periods beginning after December
15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements, either in the income statement or in a separate statement, and also requires display of "accumulated other comprehensive income" in a separate caption in the equity section of the balance sheet.
SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS Nos. 130 and 131 in 1998. At the time of their adoption these standards are not expected to have a material impact on the financial position or results of operations of the Company.


NOTE 2-SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental information for the consolidated statements of cash flows is as follows:

(In Thousands)                         1997        1996        1995
-------------------------------------------------------------------------
Cash paid during the year for:
  Income taxes                    $   37,475   $  110,771    $  49,439
  Interest and financing
   expenses (net of capitalization)      574        2,910       13,382
-------------------------------------------------------------------------
-------------------------------------------------------------------------


NOTE 3-EARNINGS PER SHARE:
Basic and diluted earnings per share are calculated as follows:

(In Thousands, Except Per-Share Data)     1997         1996        1995
--------------------------------------------------------------------------
Basic Earnings Per Share
Numerator:
Income available to
  stockholders, as reported             $ 79,982     $ 156,059   $ 78,230
--------------------------------------------------------------------------
Denominator:
Average number of shares of
  common stock outstanding                55,164        58,353     66,069
--------------------------------------------------------------------------
Basic earnings per share                $   1.45     $    2.67   $   1.18
--------------------------------------------------------------------------
--------------------------------------------------------------------------

Diluted Earnings Per Share
Numerator:
Income available to
  stockholders, as reported             $ 79,982     $ 156,059   $ 78,230
--------------------------------------------------------------------------
Denominator:
Average number of shares of
  common stock outstanding                55,164        58,353     66,069
Shares issuable upon exercise of
  stock options                              504           489        283
--------------------------------------------------------------------------
Total shares                              55,668        58,842     66,352
--------------------------------------------------------------------------
Diluted earnings per share              $   1.44     $    2.65   $   1.18
--------------------------------------------------------------------------
--------------------------------------------------------------------------

                               -29-

NOTE 4-INVENTORIES:
Domestic inventories stated on the LIFO basis amounted to $42,957,000 and $35,167,000 at December 31, 1997 and 1996,
respectively, which are below replacement cost by approximately
$35,983,000 and $34,868,000, respectively.


NOTE 5-DEFERRED INCOME TAXES AND PREPAID EXPENSES:
Deferred income taxes and prepaid expenses consist of the following:

(In Thousands)                                  1997           1996
-----------------------------------------------------------------------
Deferred income taxes - current           $   14,680      $   15,083
Prepaid expenses                               3,030           4,024
-----------------------------------------------------------------------
  Total                                   $   17,710      $   19,107
-----------------------------------------------------------------------
-----------------------------------------------------------------------


NOTE 6-PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment, at cost, consists of the following:

(In Thousands)                                  1997          1996
-----------------------------------------------------------------------
Land                                       $   18,582     $   19,343
Land improvements                              36,177         39,291
Buildings                                      83,906         88,281
Machinery and equipment                       993,160        958,950
Construction in progress                       56,427         42,967
-----------------------------------------------------------------------
  Total                                    $1,188,252     $1,148,832
-----------------------------------------------------------------------
-----------------------------------------------------------------------


The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements - 5 to 30 years; buildings - 10 to 40 years; and machinery and equipment - 3 to 25 years.

Interest capitalized on significant capital projects in 1997, 1996, and 1995 was $1,826,000, $823,000 and $2,260,000,
respectively, while amortization of capitalized interest (which is included in depreciation expense) in 1997, 1996 and 1995 was $1,382,000, $1,610,000 and $2,841,000, respectively.



NOTE 7-ACCRUED EXPENSES:
Accrued expenses consist of the following:

(In Thousands)                                1997           1996
-----------------------------------------------------------------------
Employee benefits, payroll
 and related taxes                      $    21,392       $    21,958
Taxes other than payroll                      3,900             8,075
Other                                        22,286            25,750
-----------------------------------------------------------------------
  Total                                 $    47,578       $    55,783
-----------------------------------------------------------------------
-----------------------------------------------------------------------



NOTE 8-LONG-TERM DEBT:
Long-term debt consists of the following:

(In Thousands)                                 1997          1996
-----------------------------------------------------------------------
Variable-rate bank loans                 $    77,000    $    16,300
Foreign borrowings                            13,645         14,392
Miscellaneous                                  1,148          1,171
-----------------------------------------------------------------------
  Total                                       91,793         31,863
Less amounts due within one year                 379          7,457
-----------------------------------------------------------------------
  Long-term debt                         $    91,414     $   24,406
-----------------------------------------------------------------------
-----------------------------------------------------------------------


Maturities of long-term debt for the next five years are as follows: 1998 - $379,000; 1999 - $383,000; 2000 - $344,000; 2001
- $347,000; 2002 - $88,902,000 and 2003 through 2016 -
$1,438,000.

On September 24, 1996, the Company entered into a five-year, $500 million unsecured Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement") with a consortium of banks at various interest rate options to replace its existing credit facility. At December 31, 1997, $70 million in borrowings was outstanding under the Credit Agreement. No amounts were outstanding at December 31, 1996. The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to limit consolidated indebtedness (as defined) to not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. On August 26, 1997, the maturity date of the Credit Agreement was extended to September 29, 2002. The average interest rate on 1997 borrowings under the Credit Agreement was 5.88%, with a year-end interest rate of 6.11% on the balance outstanding at December 31, 1997.

The Company has four additional agreements with domestic banks which provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately $125 million at the individual bank's money market rate. At December 31, 1997, $7 million in borrowings from these agreements were outstanding, which the Company has the ability to refinance with borrowings under the Credit Agreement;
therefore, this amount has been classified as long-term debt. The average interest rate on borrowings under these agreements was 5.64% in 1997, with a year-end interest rate of 6.88% on balances outstanding at December 31, 1997.

One of the Company's foreign subsidiaries modified an existing agreement with a foreign bank during 1997 which provides immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately $15 million at the individual bank's money market rate. At December 31, 1997, borrowings under this agreement consisted of 1.5 billion Japanese yen ($11.6 million).
The average interest rate on borrowings under this agreement was 1.63% in 1997. The Company has the ability to refinance borrowings from this agreement with borrowings under the Credit Agreement; therefore, this amount has been classified as long-term debt. Additional foreign borrowings at December 31, 1997, consisted of
12.57 million French francs ($2.1 million). The average interest rate on this borrowing was 0.50% in 1997.

Two of the Company's foreign subsidiaries have separate, additional agreements with foreign banks during 1997 which provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately $27 million at the individual bank's money market rate. These agreements have been guaranteed by the Company. At December 31, 1997, no borrowings were outstanding under these agreements.


NOTE 9-CAPITAL STOCK:
PREFERRED STOCK
The Company has the authority to issue 15,000,000 shares of preferred stock, in one or more classes or series. No shares of the Company's preferred stock have been issued to date.

STOCK PURCHASES
During the fourth quarter of 1997, the Company purchased 1,560,300 shares of its common stock on the open market at a total cost of $37.5 million. On April 1, 1996, the Company purchased 9,484,465 shares of its common stock, at a price of $23 per share plus expenses for a total aggregate cost of $219.4 million, through a tender offer, which began on March 4, 1996, and concluded on April 1, 1996, following the sale of the Olefins Business to Amoco. Additionally, the Company purchased 275,400 and 1,481,100 common shares in the second and third quarters of 1996, respectively, at an aggregate cost of $32.1 million. The Company, at December 31, 1997, had authorization from its Board of Directors to purchase 2,683,200 additional shares.

STOCK OPTION PLAN
On February 8, 1994, an Omnibus Stock Incentive Plan ("Plan") was adopted by the Company. Under the Plan, a maximum of 3,200,000 shares of the Company's common stock may be issued as restricted stock or upon the exercise of incentive or nonqualified stock options and stock appreciation rights ("SARs"). Such options, SARs and restricted stock may be granted to participants under the Plan. Initial options and related SARs were granted March 1, 1994, to officers and key employees to purchase a total of 1,499,500 shares of the Company's common stock. All of these options and related SARs expire no later than ten years from the date of grant and the exercise price was set at $13.125 per share, the closing price of the Company's common stock on March 1, 1994. These options and related SARs became exercisable in full at December 31, 1995 based upon the growth in operating earnings of the Company from the base year earnings for the year ended December 31, 1993. The compensation expense associated with the exercise of SARs in 1997 and 1996 amounted to approximately $1.0 million and $1.5 million, respectively. In addition, holders of options under the Ethyl
Stock Option Plan who became employees of the Company were given the choice of retaining those options or surrendering them in favor of receiving options to purchase shares of the Company's common stock. Employees of the Company who elected to surrender their Ethyl options received options for shares of the Company's common stock. For these options, the Company adopted the same terms as were applicable when they were issued under the terms of the Ethyl Stock Option Plan.

On May 6, 1996, 34,680 shares of restricted stock were awarded and issued under the Plan. One half vest in one year with the remaining half vesting in two years. The fair value of the restricted stock was $24 per share at the award date, which was the market price of the Company's stock on that date. Of the aggregate compensation expense associated with the awards, which included certain tax benefits to the recipients, approximately $.3 million and $1.1 million, was recognized as an expense in 1997 and 1996, respectively.

The Company granted 293,000 additional options to officers and key employees during 1996. These options expire 10 years from the date of grant with an exercise price of $17.375 per share, the closing price of the Company's common stock on August 28, 1996. These options become exercisable based upon the growth in operating earnings from the base-year earnings or the increase in the fair market value ("FMV") on the last trading day of each year of the Company's common stock from the FMV on the date of grant. As of December 31, 1997, 175,800 of these options became exercisable. Stock option activity in 1995, 1996 and 1997 is shown below:

                                                                   Weighted-
                                                                    Average
                  Shares Available    Options                      Exercise
                     for Grant       Activity    Options Price       Price
-----------------------------------------------------------------------------
January 1, 1995      1,420,619      1,779,381   $9.45 - $14.81
-----------------------------------------------------------------------------
Exercised                   --         (8,972)          $11.39      $11.39
-----------------------------------------------------------------------------
December 31, 1995    1,420,619      1,770,409   $9.45 - $14.81      $13.05
-----------------------------------------------------------------------------
Granted               (293,000)       293,000*          $17.38      $17.38
Exercised                   --       (301,646)  $9.45 - $13.47      $13.00
Lapsed                  10,000        (10,000)          $13.13      $13.13
Restricted stock
 awards                (34,680)
-----------------------------------------------------------------------------
December 31, 1996    1,102,939      1,751,763   $9.45 - $17.38      $13.78
-----------------------------------------------------------------------------
Exercised                   --       (473,254)  $9.45 - $14.81      $13.03
-----------------------------------------------------------------------------
December 31, 1997    1,102,939      1,278,509   $9.45 - $17.38      $14.06
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

* The weighted average fair value of options granted during 1996 was $6.47.



The following table summarizes information about fixed-price stock options at December 31, 1997:

        Options Outstanding                          Options Exercisable
-------------------------------------------------|---------------------------
                          Weighted-    Weighted- |                 Weighted-
            Number        Average       Average  |  Number          Average
Exercise  Outstanding     Remaining    Exercise  |Exercisable      Exercise
 Prices   @ 12/31/97  Contractual Life  Price    | @ 12/31/97       Price
-------------------------------------------------|---------------------------
$ 9.45      1,127         0.7 years    $ 9.45    |    1,127         $ 9.45
 12.29     13,039         1.7 years     12.29    |   13,039          12.29
 10.36      8,543         2.8 years     10.36    |    8,543          10.36
 12.12     28,294         4.0 years     12.12    |   28,294          12.12
 13.47     40,735         5.0 years     13.47    |   40,735          13.47
 13.13    893,771         6.2 years     13.13    |  893,771          13.13
 17.38    293,000         8.7 years     17.38    |  175,800          17.38
-------------------------------------------------|---------------------------
        1,278,509                                |1,161,309
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 -32-

As discussed in Note 1, "Summary of Significant Accounting Policies", the Company accounts for stock-based compensation plans under APB Opinion No. 25. If compensation cost had been determined based on the fair value at the grant date for awards made in 1996 under the Plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    1997          1996
---------------------------------------------------------------
Net Income       as reported  $    79,982  $    156,059
                 pro forma    $    79,394  $    155,863
---------------------------------------------------------------
Basic earnings   as reported  $      1.45  $       2.67
  per share      pro forma    $      1.44  $       2.67
---------------------------------------------------------------
Diluted earnings as reported    $    1.44     $    2.65
  per share      pro forma      $    1.43     $    2.65
---------------------------------------------------------------
---------------------------------------------------------------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1996: dividend yield 2.61%; expected volatility of 29.33%; risk-free interest rate of 6.39%; and expected lives of eight years.


NOTE 10-RENTAL EXPENSE AND OTHER DATA:

RENTAL EXPENSE
The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. Future minimum lease payments for the next five years for all noncancelable leases as of December 31, 1997, are $5,847,000 for 1998, $4,080,000 for 1999, $2,857,000 for 2000,
$2,574,000 for 2001, $2,390,000 for 2002, and amounts payable after 2002 are $2,062,000. Rental expense was approximately
$13,200,000 for 1997, $15,000,000 for 1996, and $20,400,000 for 1995.

CONTRACTUAL COMMITMENTS
Contractual obligations for plant construction and purchases of real property and equipment amounted to approximately $10,800,000 at December 31, 1997.

SERVICE AGREEMENTS
The Company and Ethyl are parties to arm's length agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl's additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, S.C., plant. The Company's billings to Ethyl in 1997 and 1996 in connection with these agreements amounted to approximately $29 million and $34 million, respectively.

The Company and MEMC Pasadena, Inc. ("MEMC Pasadena") are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site which is located at Albemarle's Pasadena plant and on which the electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses incurred as a result of these agreements. The Company's billings to MEMC Pasadena, in connection with these agreements amounted to approximately $38 million in 1997 and $41 million in 1996.

The Company and Amoco are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to Amoco, and Amoco provides operating and support services, certain utilities and products to Albemarle. The Company's billings to Amoco in 1997 and 1996, in connection with these agreements, amounted to approximately $42 million each year. Amoco's billings to the Company in 1997 and 1996, in connection with these agreements, amounted to $15 million and $17 million, respectively.

ENVIRONMENTAL
The Company accrues for environmental remediation costs and post-remediation costs on an undiscounted basis at facilities or off-plant disposal sites that relate to existing conditions caused by past operations in the accounting period in which responsibility is established and when the related costs are estimable. In developing these cost estimates, evaluation is given to currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary. The Company has recorded liabilities of approximately $8.9 million and $8.4 million at December 31, 1997 and 1996, respectively, which represents management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations.

Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs to be incurred over a period of time associated with the Company's past operations in excess of amounts already recorded, could be up to $6.8 million before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded will not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular reporting period.

LITIGATION
The Company is from time-to-time subject to routine litigation incidental to its businesses. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company's results of operations or financial condition. Accordingly, no additional disclosures are required.


NOTE 11-PENSION PLANS AND OTHER BENEFITS:

PENSION PLANS
The Company has primarily noncontributory defined benefit pension plans covering most employees. The benefits for these plans are based primarily on years of service and compensation. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension income and prepaid pension expense information for all periods presented include amounts related to salaried and hourly plans.

The components of the Company's net pension income for the years ended December 31, 1997, 1996 and 1995, are as follows:

(In Thousands)                   1997          1996          1995
---------------------------------------------------------------------
Return on plan assets:
  Actual return            $    65,717    $    84,802   $    53,321
  Expected return lower
   than actual                 (33,004)       (54,669)      (25,396)
---------------------------------------------------------------------
  Expected return               32,713         30,133        27,925
Amortization of
  transition asset               2,719          2,718         2,718
Service cost (benefits
  earned during the year)       (7,350)        (7,367)       (7,274)
Interest cost on projected
  benefit obligation           (20,360)       (18,950)      (17,406)
Amortization of prior
  service costs                 (1,482)        (1,436)         (810)
---------------------------------------------------------------------
Net pension income         $     6,240    $     5,098   $     5,153
---------------------------------------------------------------------
---------------------------------------------------------------------

Amortization of the transition asset is based on the amount determined at the date of adoption of SFAS No. 87.

Net pension income and plan obligations are calculated using assumptions of estimated discount and long-term interest rates and rates of projected increases in compensation. The discount rates for measuring benefit obligations were assumed to be 7.25% at December 31, 1997, 7.5% at December 31, 1996, and 7.25% at December 31, 1995. The rates of projected compensation increase were assumed to be 4.5% at the end of all periods. The expected long-term rate of return on plan assets was assumed to be 9.5% each year. Net pension income (see preceding table) is determined using assumptions as of the beginning of each year. Funded status (see table below) is determined using assumptions as of the end of each year.

In 1996, the Company recognized a one-time curtailment loss and special termination benefits charge of $5.5 million, which was included in the net gain on the sale of the Olefins Business (See
Note 13, "Special Items"), as required by SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits" ("SFAS No. 88") reflecting the effects of the transfer of approximately 550 people who supported the Olefins Business sold to Amoco.

The following table presents a reconciliation of the funded status of the pension plans to prepaid pension expense which is included in the line item "Other assets and deferred charges" of the consolidated balance sheets:

(In Thousands)
December 31                                1997           1996
--------------------------------------------------------------------
Plan assets at fair value            $    435,172   $    382,323
--------------------------------------------------------------------
Less actuarial present value of
 benefit obligations:
  Accumulated benefit obligation
   (including vested benefits of
   $251,458 and $225,751, respectively)   261,736        236,661
  Projected compensation increase          41,072         37,448
---------------------------------------------------------------------
Projected benefit obligation              302,808        274,109
---------------------------------------------------------------------
Plan assets in excess of projected
 benefit obligation                       132,364        108,214
Unrecognized net gain                     (74,640)       (55,337)
Unrecognized transition asset
 being amortized                          (10,416)       (13,129)
Unrecognized prior service cost
 being amortized                           10,463         11,663
---------------------------------------------------------------------
Prepaid pension expense              $     57,771   $     51,411
---------------------------------------------------------------------
---------------------------------------------------------------------

FOREIGN PENSION PLANS
Pension coverage for employees of the Company's foreign subsidiaries is provided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company's other pension disclosure information presented.

OTHER POSTRETIREMENT BENEFITS
The Company provides postretirement medical benefits and life insurance for certain groups of retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying the full cost of a composite monthly premium designed to cover the claims incurred by active and retired employees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage.

The components of net periodic postretirement benefit cost are as follows:

(In Thousands)
Years Ended December 31               1997         1996         1995
----------------------------------------------------------------------
Service cost (benefits
  attributed to employee service
  during the year)               $    1,765   $    1,855   $    1,816
Interest cost on accumulated
  postretirement benefit
  obligation                          3,286        3,222        3,093
Return on plan assets                  (610)        (660)        (665)
Amortization of prior
  service costs                          98           98           98
Amortization of
  unrecognized net gains               (573)        (349)        (629)
-----------------------------------------------------------------------
Net periodic postretirement
  benefit cost                   $    3,966   $    4,166   $    3,713
-----------------------------------------------------------------------
-----------------------------------------------------------------------


In 1996, the Company recognized a one-time curtailment gain of approximately $726,000 which was included in the gain on the sale of the Olefins Business (See Note 13, "Special Items"), as required by SFAS No. 88, reflecting the effects of the transfer of approximately 550 people who supported the Olefins Business sold to Amoco.

Summary information on the Company plans is presented below.

(In Thousands)
December 31                           1997            1996
------------------------------------------------------------------
Financial status of plans:
Accumulated postretirement
  benefit obligation ("APBO"):
   Retirees                       $    17,386    $    18,364
   Fully eligible, active plan
    participants                        7,627          5,737
   Other active plan participants      25,047         22,949
-------------------------------------------------------------------
   Total APBO                          50,060         47,050
Less plan assets at fair value          6,708          7,339
Less unrecognized prior service cost      980          1,078
Plus unrecognized net gain              9,297          9,784
-------------------------------------------------------------------
Accrued postretirement
  benefit cost                    $    51,669    $    48,417
-------------------------------------------------------------------
-------------------------------------------------------------------


Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. The accrued postretirement benefit cost is included in "Other noncurrent liabilities" in the consolidated balance sheets.

The discount rates for measuring benefit obligations were 7.25% at December 31, 1997, 7.5% at December 31, 1996 and 7.25% at December 31, 1995. The expected long-term rate of return was assumed to be 9.5% each year. The rate of projected compensation increase was assumed to be 4.5% at the end of all periods. The assumed health care cost trend rate used in measuring the APBO was 10% in 1997, 11% in 1996 and 12% in 1995, declining by 1% per year to an ultimate rate of 7%, except that managed care costs were assumed to be 7% in 1997, 8% in 1996 and 9% in 1995, declining by 1% per year to 6%.

If the health care cost trend rate assumptions were increased by 1%, the APBO as of December 31, 1997, would be increased by approximately $5.5 million. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 would be an increase of about $0.7 million.

CHANGES IN ESTIMATES
The lower discount rate at December 31, 1997, increased the pension accumulated benefit obligation and the pension projected benefit obligation by $8.7 million and $10 million, respectively. The lower discount rate at December 31, 1997 increased the APBO by approximately $1.9 million. As a result of the changes in rates, the combined effect on pension income and postretirement benefit expenses in 1998 is immaterial.

OTHER POSTEMPLOYMENT BENEFITS
The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care which are accounted for under SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The accrued postemployment benefit liability was approximately $1,924,000 at the end of 1997, an increase of about $27,000 from 1996.

NOTE 12-INCOME TAXES:
Income (loss) before income taxes and current and deferred income taxes (benefits) are composed of the following:

(In Thousands)                            1997       1996        1995
-------------------------------------------------------------------------
Income (loss) before income taxes:
    Domestic                            $100,851   $233,776    $141,281
    Foreign                               20,054     19,303      (9,688)
-------------------------------------------------------------------------
      Total                             $120,905   $253,079    $131,593
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Current income taxes:
    Federal                             $ 26,586   $101,698    $ 48,593
    State                                  1,981     12,478       5,058
    Foreign                                4,286      4,248       2,080
-------------------------------------------------------------------------
      Total                               32,853    118,424      55,731
-------------------------------------------------------------------------
Deferred income taxes (benefits):
    Federal                                7,568    (18,070)     (2,959)
    State                                  1,042     (2,415)       (471)
    Foreign                                 (540)      (919)      1,062
-------------------------------------------------------------------------
      Total                                8,070    (21,404)     (2,368)
-------------------------------------------------------------------------
Total income taxes                     $  40,923   $ 97,020    $ 53,363
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                                              % of Income
                                          Before Income Taxes
------------------------------------------------------------------------
                                  1997            1996            1995
------------------------------------------------------------------------
Federal statutory rate            35.0%           35.0%           35.0%
Foreign sales corporation benefit (1.9)           (2.9)           (1.8)
State taxes, net of federal
  tax benefit                      1.5             2.6             1.8
Depletion                         (1.1)           (1.1)           (0.8)
Higher net tax on Belgian
  subsidiary due to
  absence of tax benefits on
  net operating losses              --              --             2.1
Other items, net                   0.3             0.9             1.6
------------------------------------------------------------------------
Effective income tax rate
  on operations                   33.8            34.5            37.9

Sales of businesses                 --             3.8             0.5
Increase in French statutory
  tax rate                          --              --             2.2
------------------------------------------------------------------------
Effective income tax rate         33.8%           38.3%           40.6%
------------------------------------------------------------------------
------------------------------------------------------------------------


In December 1995, the Company's French subsidiary recognized approximately $2.9 million in deferred income taxes as a result of French tax legislation imposing a surtax which increased the French corporate tax rate to 36.7%. And in 1997, an additional surtax was imposed by French tax legislation on a temporary basis.

The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 1997 and 1996, consist of the following:

(In Thousands)                                     1997           1996
---------------------------------------------------------------------------
Deferred tax assets:
  Postretirement benefits other than pensions    $ 19,751       $ 18,567
  Belgian subsidiary net operating loss
    carryforwards                                   9,384         18,044
  Future employee benefits                          6,374          6,096
  LIFO inventories                                  5,102          5,096
  Intercompany profit in inventories                3,484          3,816
  Foreign currency translation adjustments            928             --
  Inventory capitalization                            916          1,034
  Other                                             9,986          9,266
---------------------------------------------------------------------------
Gross deferred tax assets                          55,925         61,919
  Valuation allowance                              (2,105)       (10,015)
---------------------------------------------------------------------------
Net deferred tax assets                            53,820         51,904
---------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                     93,243         90,653
  Pensions                                         22,481         20,455
  Gain on Belgian intercompany loan                 7,648          7,648
  Olefins Business sale deferred gains              7,267          8,219
  Capitalization of interest                        2,216          2,289
  Foreign currency translation adjustments             --         10,144
  Other                                             3,452          1,956
---------------------------------------------------------------------------
Gross deferred tax liabilities                    136,307        141,364
---------------------------------------------------------------------------
Net deferred tax liabilities                     $ 82,487       $ 89,460
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Reconciliation to consolidated balance sheets:
  Current deferred tax assets                    $ 14,680       $ 15,083
  Deferred tax liabilities                         97,167        104,543
---------------------------------------------------------------------------
Net deferred tax liabilities                     $ 82,487       $ 89,460
---------------------------------------------------------------------------
---------------------------------------------------------------------------

The Company's Belgian subsidiary's accumulated loss carryforward approximated $23 million and $45 million at December 31, 1997, and 1996, respectively. Approximately $22 million and $27 million of accumulated loss carryforward (approximately $8.7 million and $10.8 million tax benefit) was utilized in 1997 and 1996, respectively, to offset Belgian taxable income.
The valuation allowance that was provided for the Belgian subsidiary's operating loss carryforward was established because it has been concluded that although the losses can be carried forward indefinitely, it is more likely than not that a portion of the benefit may not be realized.


NOTE 13-SPECIAL ITEMS:
On March 1, 1996, the Company sold its Olefins Business to Amoco for $487.3 million, including plant and equipment, other assets, inventory and accounts receivable net of expenses and trade accounts payable paid by the Company, and certain business-related liabilities transferred at the date of sale. The sale involved approximately 550 people who supported these businesses. Certain assets primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium were included in the sale. The gain on the sale was $158.2 million ($94.4 million after income taxes) net of $44.3 million of costs incurred for early retirements and work-force reductions, abandonment costs of certain facilities and certain other accruals (including environmental) related to or in conjunction with the sale. The transaction included numerous operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site and the Feluy plant site operated by Amoco.

On July 31, 1995, the Company sold the assets and transferred the technology for its electronic materials business to MEMC Pasadena, Inc., a wholly-owned subsidiary of MEMC Electronic Materials, Inc. of St. Peters, Mo., for proceeds of approximately $59.2 million consisting of $4.2 million in cash and two notes totaling $55 million. The gain realized on the sale was $23.4 million ($14.5 million after income taxes.)

NOTE 14-FAIR VALUE OF FINANCIAL INSTRUMENTS:
In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company's financial instruments is as follows:

CASH AND CASH EQUIVALENTS- The carrying value approximates fair value due to their short-term nature.

LONG-TERM DEBT- The carrying value of the Company's long-term debt reported in the accompanying consolidated balance sheets at December 31, 1997 and 1996, approximates fair value since substantially all of the Company's long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.

FOREIGN CURRENCY EXCHANGE CONTRACTS- The fair values of the Company's forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts were $0.9 million and $0.2 million at December 31, 1997 and 1996, respectively.

NOTE 15-QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

                                       First      Second     Third      Fourth
(In Thousands Except Per-Share Amounts)Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------
1997
NET SALES                           $ 198,394 $ 207,675  $ 207,111  $ 216,670
GROSS PROFIT                        $  66,362 $  67,809  $  62,920  $  64,335
NET INCOME                          $  20,177 $  20,363  $  18,548  $  20,894
BASIC EARNINGS PER SHARE            $     .37 $     .37  $     .34  $     .38
SHARES USED TO COMPUTE BASIC
  EARNINGS PER SHARE                   55,046    55,204     55,333     55,072(a)
DILUTED EARNINGS PER SHARE          $     .36 $     .37  $     .33  $     .38
SHARES USED TO COMPUTE DILUTED
 EARNINGS PER SHARE                    55,535    55,599     55,910     55,628(a)


1996
Net sales                           $ 270,171 $ 196,039  $ 183,776  $ 204,495
Gross profit                        $  74,111 $  56,773  $  44,760  $  67,484
Gain on sale of Olefins Business (b)$(158,157)$      --  $      --  $      --
Net income                          $ 115,624 $  14,635  $   7,887  $  17,913
Basic earnings per share            $    1.75 $     .26  $     .14  $     .33
Shares used to compute basic
  earnings per share (c)               66,085    56,621     55,665     55,041
Diluted earnings per share          $    1.73 $     .26   $    .14  $     .32
Shares used to compute diluted
  earnings per share (c)               66,663    57,282     56,017     55,406
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Notes to Quarterly Financial Summary (In Thousands Except Share
Amounts):

(a) Includes the effects of the purchase of 1,560,300 common shares during the fourth quarter.
(b) Represents gain resulting from the March 1, 1996, sale of the Olefins Business to Amoco Chemical Company ($94,377 after income taxes).
(c) Includes the effects of the purchase of 9,484,465 common shares through a tender offer concluded on April 1, 1996 and additional second and third quarter purchases of 275,400 and 1,481,100 common shares, respectively.

NOTE 16-GEOGRAPHIC AREA INFORMATION:
The Company operates in one industry segment which includes the development, manufacture and marketing of specialty chemical products.

The Company is an international business with manufacturing and/or distribution facilities in the United States, Belgium, France, Singapore and Japan. Information regarding the Company's operations in different geographic locations for the three years ended December 31, 1997, is shown below. As the Company's foreign regions of manufacturing and distribution have similar business environments and operations, they are presented as one foreign category. Transfers between geographic areas are priced depending on the product and economic activity of the transferee.


                                              Net Sales
-------------------------------------------------------------------------
(In Thousands)                    1997           1996            1995
-------------------------------------------------------------------------
Domestic unaffiliated:
  United States                $439,824        $462,444      $  651,027
  Export                        101,556          92,137         144,745
  Transfers to foreign
   affiliates                   131,539         129,044         160,011
  Foreign unaffiliated          288,470         299,900         448,450
  Elimination of transfers     (131,539)       (129,044)       (160,011)
-------------------------------------------------------------------------
    Total                      $829,850        $854,481      $1,244,222
-------------------------------------------------------------------------
-------------------------------------------------------------------------

                                     Operating Profit (Loss) (a)
-------------------------------------------------------------------------
(In Thousands)                    1997           1996            1995
-------------------------------------------------------------------------
United States                  $127,741        $114,994      $138,809
Foreign (b)                      20,113           8,495          (418)
-------------------------------------------------------------------------
    Subtotal                    147,854         123,489       138,391
Unallocated expenses            (27,147)        (30,063)      (21,428)
-------------------------------------------------------------------------
    Total                      $120,707        $ 93,426      $116,963
-------------------------------------------------------------------------
-------------------------------------------------------------------------

                               Identifiable Assets as of December 31
-------------------------------------------------------------------------
(In Thousands)                    1997            1996           1995
-------------------------------------------------------------------------
United States                  $626,397        $598,443    $  716,602
Foreign                         261,784         247,818       487,889
-------------------------------------------------------------------------
    Total                      $888,181        $846,261    $1,204,491
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Notes:
(a) Operating profit represents income before income taxes, before gains on sales of businesses and before interest and financing expenses and other income, net.
(b)    Includes the effects of foreign exchange gains. See Note
        1, "Summary of Significant Accounting Policies".


NOTE 17-SUPPLEMENTAL PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED):
As a result of the sale of the Olefins Business, the Company believes that the following unaudited pro forma condensed consolidated statements of income on page 40 are important to enable the reader to obtain a meaningful understanding of the Company's results of operations after the transaction.

The pro forma condensed consolidated statements of income for the years ended December 31, 1996 and 1995, present the results of operations of the Company assuming that the disposition of the Olefins Business had occurred as of January 1, 1995. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not reflect the impact of the purchase of 9,484,465 shares of common stock acquired in the Company's tender offer concluded on April 1, 1996, as if it had occurred on January 1, 1995.

The unaudited pro forma condensed consolidated statements of income are presented for informational purposes only and do not purport to be indicative of the Company's future consolidated results of operations or what the consolidated results of operations would have been had the Company operated without the Olefins Business for all of 1996 and 1995.

PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands Except Per-Share Amounts)
Years Ended December 31   1996                             1995
--------------------------------------------------------------------------------
                       Adjustments                     Adjustments
                        Increase      Pro               Increase       Pro
            Historical (Decrease)    Forma  Historical (Decrease)     Forma
--------------------------------------------------------------------------------
Net sales   $854,481 $ (79,763)(1)          $1,244,222 $(475,378)(1)
                           799 (2) $775,517                7,567 (2) $776,411
Cost of goods
 sold        611,353   (71,268)(1)             967,204  (450,524)(1)
                           420 (2)  540,505                2,292 (2)  518,972
--------------------------------------------------------------------------------
  Gross
   profit    243,128    (8,116)     235,012    277,018   (19,579)     257,439
Selling, R&D
 and general
 expenses    149,702    (5,486)(1)  144,216    160,055   (23,889)(1)  136,166
--------------------------------------------------------------------------------
  Operating
  profit      93,426    (2,630)      90,796    116,963     4,310      121,273
Interest and
 financing
 expenses      2,529    (1,563)(3)              13,265       368 (1)
                                        966              (12,256)(3)    1,377
Gain on sales of
 businesses (158,157)  158,157 (4)       --    (23,427)               (23,427)
Other (income)
 expenses, net(4,025)       14 (1)              (4,468)      155 (1)
                           (60)(5)   (4,071)                (359)(5)   (4,672)
--------------------------------------------------------------------------------
Income before
 income
 taxes       253,079  (159,178)      93,901    131,593    16,402      147,995
Income taxes  97,020   (63,780)(4)              53,363
                          (393)(6)   32,847                5,452 (6)   58,815
--------------------------------------------------------------------------------
Net income  $156,059 $ (95,005)    $ 61,054 $   78,230 $  10,950     $ 89,180
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic
 earnings
  per share $  2.67                 $  1.05 $     1.18               $   1.35
Shares used
 to compute
 basic earnings
 per share   58,353                  58,353(7)  66,069                 66,069(7)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Diluted
 earnings
 per share $   2.65                 $  1.04 $     1.18               $   1.34
Shares used
 to compute
 diluted earnings
 per share   58,842                  58,842 (7) 66,352                 66,352(7)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The description of adjustments to the pro forma condensed consolidated statements of income follows:
(1) To eliminate the results of operations of the Olefins
     Business for the periods presented as though the sale to Amoco occurred on January 1, 1995, and to reflect reductions in administrative and other costs which occurred because of personnel, employee benefits (including compensation) and other cost reductions assumed implemented following the sale of the Olefins Business to Amoco.
(2) To record service fee income and incremental sales revenue generated from providing various services and products under contracts to Amoco and to record costs and expenses for services and products provided by Amoco. The service and supply arrangements were entered into in connection with the sale of the Olefins Business to Amoco.
(3) To reflect the pro forma interest cost savings resulting from the repayment of certain domestic and Belgian debt, using the proceeds received from the sale of the Olefins Business.
(4) To eliminate the gain and the related income taxes on the March 1, 1996, sale of the Olefins Business.
(5) To record the related amortization of certain advance rents received from Amoco upon closing of the sale of the Olefins Business associated with an arrangement in the nature of an operating lease in Belgium.
(6) To record the income tax effects of adjustments set forth in adjustments (1) through (3) and (5) above, calculated at an assumed combined domestic state and federal income tax rate of 37.92%. For 1996, the Company's income tax provision on the results of operations of the remaining businesses was adjusted for utilization of a portion of the Belgium net operating loss carryforwards for which a valuation allowance had previously been provided on the related deferred tax assets and for the estimated additional income taxes which would have resulted if undistributed foreign earnings had been remitted to the Company. For 1995, no tax effects have been provided on the elimination of the results of the operations of the Olefins Business based in Belgium since valuation allowances had historically been provided on deferred tax assets associated with Belgian net operating loss carryforwards generated by this business.
(7) The average number of shares used to compute basic and diluted earnings per share does not include the effects of the Company's tender offer concluded on April 1, 1996, as if it had occurred on January 1, 1995. The average number of shares used to compute basic earnings per share would have been 55,982,000 and 56,585,000 for 1996 and 1995, respectively, and the average number of shares used to compute diluted earnings per share would have been 56,471,000 and 56,868,000 for 1996 and 1995, respectively, had the offer been assumed to have been completed on January 1, 1995.

                             -40-

MANAGEMENT'S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS Albemarle Corporation's management has prepared the consolidated financial statements and related notes appearing on pages 23 through 40 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management's judgments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.

Albemarle maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.

These consolidated financial statements have been audited by Coopers & Lybrand L.L.P., independent certified public accountants. Their audit was made in accordance with generally accepted auditing standards and included an evaluation of Albemarle's internal accounting controls to the extent considered necessary to determine audit procedures.

The audit committee of the Board of Directors, composed only of outside directors, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the board on recommendation of the audit committee, subject to shareholder approval.




REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Shareholders of Albemarle Corporation:

We have audited the accompanying consolidated balance sheets of Albemarle Corporation and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Albemarle Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/Coopers & Lybrand, L.L.P.

Richmond, Virginia
February 6, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The names and ages of all officers of the Company as of March 13, 1998, are set forth below:


Name                            Age     Office
----------------------------------------------------------------------------


Floyd D. Gottwald, Jr.*         75      Chairman of the Board and of the
                                        Executive Committee,
                                        Chief Executive Officer, Director

Charles B. Walker*              59      Vice Chairman of the Board, Chief
                                        Financial Officer, Director

Dirk Betlem*                    59      President and Chief Operating Officer,
                                        Director

Thomas G. Avant                 59      Senior Vice President - Finance and
                                        Managing Director-Americas

E. Whitehead Elmore             59      Senior Vice President, General
                                        Counsel, Corporate Secretary

John G. Dabkowski               49      Vice President - Polymer Chemicals

Dixie E. Goins                  47      Vice President - Research and
                                        Development

William M. Gottwald, M.D.       50      Vice President - Corporate
                                        Strategy and Secretary to the
                                        Executive Committee

Robert G. Kirchhoefer           57      Treasurer

Victor L. McDearman, Jr.        53      Vice President - Fine Chemicals

Charles E. Moore                57      Vice President - Engineering

George A. Newbill               55      Vice President - Manufacturing

Gary L. Ter Haar                61      Vice President - Health and
                                        Environment

Michael D. Whitlow              46      Vice President - External Affairs and
                                        Investor Relations

Edward G. Woods                 56      Vice President - Business Development

*Member of the Executive Committee

ADDITIONAL INFORMATION - OFFICERS OF THE COMPANY
The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders' meeting (April 22, 1998). All such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of Dirk Betlem and William M. Gottwald, M.D.
Dirk Betlem joined the Company's predecessor June 1, 1993, following nearly 30 years with E.I. duPont de Nemours in a variety of management positions in the U.S. and Europe, most recently as Vice President, Imaging Systems, and earlier in a variety of manufacturing positions and management positions for Europe, the Middle East and Africa. William M. Gottwald joined Albemarle after being associated with the Company's predecessor since 1981, most recently as senior vice president responsible for finance, planning and information resources.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS
The information contained in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and
"Stock Ownership" is incorporated herein by reference.

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
(a) (1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 23 to 41:

Consolidated Balance Sheets as of December 31, 1997 and 1996

Consolidated Statements of Income, Changes in Shareholders'
Equity and Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

(a) (3) Exhibits
The following documents are filed as exhibits to this Form
10-K pursuant to Item 601 of Regulation S-K:

3.1 Amendment to Restated Articles of Incorporation of the registrant [filed as exhibit 3.1 to the Company's Form
       10-K for 1994 (No. 1-12658), and incorporated herein by reference].

3.2 Amended By-laws of the registrant [filed as exhibit 28.1 to the Company's Third Quarter 1997 Form 10-Q
       (No. 1-12658), and incorporated herein by reference].

10.1 Credit Agreement, dated as of September 24, 1996, between the Company, NationsBank, N.A., as administrative agent and Bank of America Illinois, The Bank of New York and the Chase Manhattan Bank, as co-agents and certain commercial banks [filed as
       Exhibit 10.1 to the Company's Third Quarter 1996 Form
       10-Q (No. 1-12658) and incorporated herein by reference].

10.2 The Company's 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the
       Company's Form S-1 (No. 33-77452), and incorporated herein by reference].

10.3   The Company's Bonus Plan, adopted on February 8, 1994
       [filed as Exhibit 10.8 to the Company's Form 10
       (No. 1-12658), and incorporated herein by reference].

10.4 Savings Plan for the Employees of the Company, adopted on February 8, 1994 [filed as Exhibit 10.9 to the
       Company's Form 10 (No. 1-12658), and incorporated herein by reference].

10.5   The Company's Excess Benefit Plan [filed as Exhibit
       10.10 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference].

10.6   The Company's Supplemental Retirement Plan [filed as
       Exhibit 10.11 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference].

10.7   The Company's Agreement between Certain Executives
       [filed as Exhibit 10.12 to the Company's Form 10
       (No. 1-12658), and incorporated herein by reference].

11.    Statements re: Computation of Pro Forma Earnings Per
       Share - for years ended December 31, 1996 and 1995.

11.1   Statements re: Computation of Pro Forma Earnings Per
       Share - for years ended December 31, 1997 and 1996.

21.    Subsidiaries of the Company.

23.    Consent of Independent Certified Public Accountants

27.    Financial Data Schedule

99.    Five Year Summary (see pages 46 and 47.)

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

ALBEMARLE CORPORATION
(Registrant)
By:  /s/ Floyd D. Gottwald, Jr.
----------------------------------
Floyd D. Gottwald, Jr., Chairman of the Board

Dated: March 13, 1998
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 1998.

Signature                         Title
----------------------------------------------------------------

/s/ Floyd D. Gottwald, Jr.        Chairman of the Board, Chairman of
---------------------------       the Executive Committee,
(Floyd D. Gottwald, Jr.)          Chief Executive Officer and Director
                                  (Principal Executive Officer)

/s/ Charles B. Walker             Vice Chairman of the Board, Chief
---------------------------       Financial Officer and
(Charles B. Walker)               Director (Principal Financial Officer)

/s/ Thomas G. Avant               Senior Vice President - Finance (Principal
---------------------------       Accounting Officer)
(Thomas G. Avant)                 and Managing Director Americas

/s/ Craig R. Andersson            Director
---------------------------
(Craig R. Andersson)

/s/ Dirk Betlem                   President, Chief Operating Officer
---------------------------       and Director
(Dirk Betlem)

/s/ John D. Gottwald              Director
---------------------------
(John D. Gottwald)

/s/ Andre B. Lacy                 Director
---------------------------
(Andre B. Lacy)

/s/ Seymour S. Preston, III       Director
---------------------------
(Seymour S. Preston, III)

/s/ Emmett J. Rice                Director
---------------------------
(Emmett J. Rice)

/s/ Charles E. Stewart            Director
---------------------------
(Charles E. Stewart)

/s/ Anne M. Whittemore            Director
---------------------------
(Anne M. Whittemore)

                           EXHIBIT INDEX

3.1  Restated Articles of Incorporation            Incorporated by reference
                                                          see page 33

3.2  By-laws                                       Incorporated by reference
                                                          see page 33

10.1 Credit Agreement, dated September 24, 1996    Incorporated by reference
                                                          see page 33

10.2 Omnibus Stock Incentive Plan                  Incorporated by reference
                                                          see page 33

10.3 Bonus Plan                                    Incorporated by reference
                                                          see page 33

10.4 Savings Plan                                  Incorporated by reference
                                                          see page 33

10.5 Excess Benefit Plan                           Incorporated by reference
                                                          see page 33

10.6 Supplemental Retirement Plan                  Incorporated by reference
                                                          see page 33

10.7 Agreement Between Certain Executives          Incorporated by reference
                                                          see page 33

11   Computation of Pro Forma Earnings Per Share
     -years ended 1996 and 1995                            Page 36

11.1 Computation of Pro Forma Earnings Per Share
     -years ended 1997 and 1996                            Page 37

21   Subsidiaries of the Company                           Page 38

23   Consent of Independent Certified Public Accountants   Page 39

27   Financial Data Schedule                               Page 40

99   Five Year Summary                                     Page 41