Form 10-Q
period 1998-03-31
ALBEMARLE CORP
filed 1998-05-05
CIK 915913

                                                Page 1 of 15 Pages


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1998

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For Transition Period from _____________to________________


Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                           54-1692118
     -----------------                       ------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                               23210
-----------------------                      -------------
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


           Yes   X                    No
               ----                      ----

Number of shares of common stock, $.01 par value, outstanding as
of April 30, 1998:   53,120,366

                      ALBEMARLE CORPORATION

                            I N D E X

                                                           Page
                                                           Number
                                                           ------

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets
           - March 31, 1998 and
             December 31, 1997                              3-4

          Consolidated Statements of Income
           - Three Months Ended
             March 31, 1998 and 1997                         5

          Consolidated Statements of Comprehensive
           Income - Three Months Ended March 31, 1998
           and 1997                                          6

          Condensed Consolidated Statements of Cash
           Flows - Three Months Ended March 31, 1998
           and 1997                                          7

          Notes to the Consolidated Financial Statements    8-9

  ITEM 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition and
           Additional Information                          10-13


PART II.  OTHER INFORMATION

  ITEM 3. Legal Proceedings                                 13

  ITEM 4. Submission of Matters to a Vote of
           Security Holders                                 14

  ITEM 6. Exhibits and Reports on Form 8-K                  14

SIGNATURES                                                  15

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------

                                          March 31,      December 31,
                                            1998             1997
                                       -------------   ---------------
                                        (Unaudited)
        ASSETS

Current assets:
  Cash and cash equivalents             $   42,244       $   34,322
  Accounts receivable, less allowance
   for doubtful accounts
   (1998 - $2,528;  1997 - $2,449)         146,762          154,421
  Inventories:
   Finished goods                           69,810           65,998
   Raw materials                            11,901            7,424
   Stores, supplies and other               16,869           16,861
                                       -------------    ---------------
                                            98,580           90,283
  Deferred income taxes and prepaid
   expenses                                 19,276           17,710
                                       --------------   ---------------
      Total current assets                 306,862          296,736
                                       --------------   ---------------
Property, plant and equipment, at cost   1,200,596        1,188,252
 Less accumulated depreciation and
  amortization                            (704,160)        (691,612)
                                       --------------   ---------------
    Net property, plant and equipment      496,436          496,640

Other assets and deferred charges           81,720           77,204

Goodwill and other intangibles - net of
 amortization                               16,810           17,601
                                       --------------   ---------------
Total assets                            $  901,828       $  888,181
                                       --------------   ---------------
                                       --------------   ---------------

See accompanying notes to the consolidated financial statements.

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                 ---------------------------
                   (Dollars In Thousands)
                   ----------------------
                                          March  31,     December 31,
                                            1998             1997
                                       --------------   --------------
                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   55,789       $   50,668
  Long-term debt, current portion              375              379
  Accrued expenses                          48,981           47,578
  Dividends payable                          4,781            4,952
  Income taxes payable                      19,141            8,983
                                       -------------    --------------
     Total current liabilities             129,067          112,560
                                       -------------    --------------
Long-term debt                              88,968           91,414

Other noncurrent liabilities                72,500           69,704

Deferred income taxes                       96,938           97,167

Shareholders' equity:
  Common stock, $.01 par value,
   issued - 53,128,551 in 1998
   and 53,886,802 in 1997, respectively        531              539
  Additional paid-in capital               199,987          218,841
  Accumulated other comprehensive
   income                                   (3,421)          (1,445)
  Retained earnings                        317,258          299,401
                                       -------------    --------------
    Total shareholders' equity             514,355          517,336
                                       -------------    --------------
Total liabilities and shareholders'
 equity                                 $  901,828       $  888,181
                                       -------------    --------------
                                       -------------    --------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
               ---------------------------------
            (In Thousands Except Per-Share Amounts)
            ---------------------------------------
                           (Unaudited)


                                        Three Months Ended
                                             March 31,
                                     --------------------------

                                        1998           1997
                                     ----------     -----------
Net sales                            $  215,149     $  198,394

Cost of goods sold                      147,328        132,032
                                     ----------     -----------

   Gross profit                          67,821         66,362

Selling, general and administrative
 expenses                                26,575         26,599

Research and development expenses         7,054          7,397
                                    -----------     -----------

   Operating profit                      34,192         32,366

Interest and financing expenses             952            197

Other income, net                          (666)           (62)
                                    -----------     -----------

Income before income taxes               33,906         32,231

Income taxes                             11,257         12,054
                                    -----------     -----------
NET INCOME                           $   22,649     $   20,177
                                    -----------     -----------
                                    -----------     -----------
BASIC EARNINGS PER SHARE             $      .42     $      .37
                                    -----------     -----------
                                    -----------     -----------
Shares used to compute basic
 earnings per share                      53,469         55,046
                                    -----------     -----------
                                    -----------     -----------
DILUTED EARNINGS PER SHARE           $      .42     $      .36
                                    -----------     -----------
                                    -----------     -----------
Shares used to compute
 diluted earnings per share              53,981         55,535
                                    -----------     -----------
                                    -----------     -----------
Cash dividends declared per
 share of common stock               $      .09     $      .07
                                    -----------     -----------
                                    -----------     -----------

See accompanying notes to the consolidated financial statements.

                      ALBEMARLE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -----------------------------------------------
                     (Dollars in Thousands)
                     ----------------------
                          (Unaudited)
                                        Three Months Ended
                                            March 31,
                                     --------------------------
                                        1998           1997
                                     ----------     -----------
Net income                           $   22,649     $   20,177

Other comprehensive income,
 net of tax:

   Foreign currency translation
    adjustments                          (1,976)       (11,292)

                                     -----------    -----------
Comprehensive income                 $   20,673     $    8,885
                                     -----------    -----------

See accompanying notes to the consolidated financial statements.

           ALBEMARLE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       -----------------------------------------------
                  (Dollars In Thousands)
                  ----------------------
                       (Unaudited)

                                        Three Months Ended
                                            March 31,
                                     --------------------------
                                        1998           1997
                                     ---------       ----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   $  34,322       $  14,242

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                            22,649          20,177
  Adjustments to reconcile
  net income to cash flows from
  operating activities:
   Depreciation and amortization        17,607          16,097
   Working capital decrease (increase)
    excluding cash and cash equivalents 15,206         (21,603)
   Other, net                           (2,680)            850
                                     ----------     ------------
   Net cash provided from operating
    activities                          52,782          15,521
                                     ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures and
    acquisition cost                   (18,361)        (27,424)
   Other, net                             (215)              8
                                     ----------     ------------
   Net cash used in investing
    activities                         (18,576)        (27,416)
                                     ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchases of common stock           (19,029)              -
   Proceeds from borrowings              3,865          12,555
   Repayments of long-term debt         (6,324)         (8,440)
   Dividends paid                       (4,963)         (3,853)
   Proceeds from stock options exercised   167               6
                                     ----------     ------------
   Net cash (used in) provided from
    financing activities               (26,284)            268
                                     ----------     ------------
Increase (decrease) in cash and cash
 equivalents                             7,922         (11,627)
                                     ----------     ------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                    $  42,244       $   2,615
                                     ----------     ------------
                                     ----------     ------------

See accompanying notes to the consolidated financial statements.

               ALBEMARLE CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (In Thousands Except Per-Share Amounts)
                          (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1998 and December 31, 1997, the actual consolidated results of operations, comprehensive income and condensed consolidated cash flows for the three-month periods ended
     March 31, 1998 and 1997. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997
     Annual Report & Form 10-K filed on March 20, 1998.  The
     December 31, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March
     31, 1998, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the period ended March 31, 1997, have been compiled and included herein in connection with the adoption of Financial Accounting Standards Board ("FASB") Statement of
     Financial Accounting Standards ("SFAS") No. 130 "Reporting
     Comprehensive Income" effective January 1, 1998.

2.   Long-term debt consists of the following:

                                       March 31,    December 31,
                                         1998          1997
                                     ------------  -------------
           Variable-rate bank loans   $   70,700     $   77,000
           Foreign bank borrowings        17,519         13,645
           Miscellaneous                   1,124          1,148
                                     ------------  -------------
             Total                        89,343         91,793

           Less amounts due within one
            year                             375            379
                                     -----------   -------------
             Long-term debt           $   88,968     $   91,414
                                     -----------   -------------
                                     -----------   -------------

3. Basic and diluted earnings per share for the three-month periods ended March 31, 1998 and 1997, are calculated as follows:

     BASIC EARNINGS PER SHARE              1998         1997
                                        ----------   ----------
       Numerator:

       Income available to stockholders,
        as reported                      $ 22,649     $ 20,177
                                        ----------   ----------

       Denominator:

       Average number of shares of common
        stock outstanding                  53,469       55,046
                                        ----------   ----------

       Basic earnings per share          $    .42     $    .37


     DILUTED EARNINGS PER SHARE

       Numerator:

       Income available to stockholders,
        as reported                      $ 22,649     $ 20,177

       Denominator:

       Average number of shares of common
        stock outstanding                  53,469       55,046

       Shares issuable upon exercise of
        stock options                         512          489
                                        ----------   ----------

       Total shares                        53,981       55,535
                                        ----------   ----------
       Diluted earnings per share        $    .42     $    .36
                                        ----------   ----------
                                        ----------   ----------

4. The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June, 1997, which became effective for fiscal years beginning after December
     31, 1997. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. Interim reporting disclosures are not required in the first year of adoption and are therefore not provided. The Company has not determined the impact on its disclosures resulting from adoption of this standard; however, at the time of adoption of SFAS No. 131, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

  ITEM 2. Management's Discussion And Analysis Of Results Of
          Operations And Financial Condition

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1997.

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

Results of Operations
---------------------
First Quarter 1998 Compared with First Quarter 1997
---------------------------------------------------

NET SALES
Net sales for the first quarter of 1998 amounted to $215.1 million, an increase of eight percent or $16.8 million from first quarter 1997. The higher net sales were primarily due to increased shipments of pharmachemicals, flame retardants, polymer additives and intermediates, organometallics and agrichemicals, partly offset by lower prices in polymer additives and intermediates.

OPERATING COSTS AND EXPENSES
Cost of goods sold increased 12% ($15.3 million) in the first quarter of 1998 from first quarter 1997 primarily reflecting the impact of higher shipments and lower foreign exchange gains in 1998 versus 1997. Excluding the effect of foreign exchange gains in first quarter 1998 and 1997, gross margin as a percent of net sales would have been 31.1% in both periods.

Selling, general and administrative expenses and research and development expenses declined slightly in 1998 versus the 1997 quarter. The decline in first quarter 1998 resulted primarily from the Company's cost reduction program which began in 1996 and lower outside consulting costs, offset in part by higher employee related costs in the 1998 period. As a percentage of net sales, selling, general and administrative expenses and research and development expenses were 15.6% in 1998 versus 17.1% in the 1997 quarter.

OPERATING PROFIT
Operating profit in the first quarter of 1998 increased approximately 6% from the corresponding period in 1997 primarily due to increased shipments in pharmachemicals, flame retardants and polymer additives and intermediates, and improved costs in bromine and derivatives and surface actives offset in part by higher production costs in organometallics and catalysts.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses for first quarter 1998 increased to $1.0 million from $.2 million for first quarter 1997 due to higher average outstanding debt. Other income increased $.6 million primarily due to higher interest income in the 1998 period.

INCOME TAXES
Income taxes for first quarter 1998 decreased $.8 million compared to first quarter 1997 as the effective tax rate declined to 33.2% in the 1998 quarter from 37.4% in the 1997 quarter.
The higher tax rate in first quarter 1997 versus first quarter 1998 does not reflect the benefit of tax planning strategies and improved earnings in certain foreign subsidiaries in the latter half of 1997 which resulted in a 1997 annual effective income tax rate of 33.8%.

Financial Condition and Liquidity
----------------------------------

Cash and cash equivalents at March 31, 1998, were $42.2 million, representing an increase of $7.9 million from $34.3 million at year-end 1997.

Cash flows from operating activities for the first three months of 1998 together with borrowings of $3.9 million were used to cover purchases of common stock, capital expenditures, payment of dividends, repayment of debt and increase cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's foreign currency translation adjustments, net of related deferred taxes, was primarily due to the strengthening of the U.S. dollar.

The noncurrent portion of the Company's long-term debt amounted to $89.0 million at March 31, 1998, compared to $91.4 million at the end of 1997. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 14.8% at March 31, 1998.

The Company's capital expenditures in the first quarter of 1998 were lower than in the first quarter of 1997. For the year, capital expenditures are forecasted to be above the 1997 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

Outlook
-------

First quarter 1998 saw the continued strengthening of the U.S. dollar against the Japanese yen and the Deutsche mark, which has had a negative impact on the Company's results during the period. The Company expects this trend to continue through the end of 1998. The Company continues to emphasize plant efficiencies and revenue growth in its continuing efforts to mitigate these currency effects. The Company used forward exchange contracts in the 1998 first quarter and likely will use this option from time to time where appropriate to lessen the effects of currency exchange rates.

The Company continues to sell Polymer Chemicals products into Asia Pacific, reflecting continued strong demand by European and U.S. consumers for the Asia Pacific's electronic products containing the Company's additives. While no significant reduction in sales volumes has occurred due to the Asia Pacific's current economic conditions, the Company continues to watch the situation closely.

New product development is a primary focus for the Company in its growth strategy. Currently, customers are qualifying two new flame retardants, and sales of commercial quantities of these products should develop, assuming successful completion of the qualification process. As reported in the 1997 Form 10-K, Ethacure 300 curative, used in cast polyurethane elastomers and other applications, is scheduled for plant start up during mid-year 1998. Naproxen, a pharmaceutical bulk active, is being sold in the U.S. and to a limited extent outside the U.S., however, sales continue to lag expectations. Other new products are under development, including new pharmaceutical, agricultural, cleaning and polymer chemicals.

The Company continues to seek alliances and pursue acquisitions in synergistic specialty chemicals. Identification of opportunities continues.


PART II - OTHER INFORMATION
----------------------------
  Item 3.  Legal Proceedings
           -----------------

The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly products liability and toxic tort litigation and administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they should not result ultimately in liabilities that are likely to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

  Item 4.  Submission Of Matters To A Vote Of Security Holders
           ----------------------------------------------------
At the annual meeting of shareholders held on April 22, 1998, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director            Affirmative Votes             Votes Withheld
--------            -----------------             --------------

Craig R. Andersson      48,520,610                    84,915
Dirk Betlem             48,522,341                    83,184
Floyd D. Gottwald, Jr.  48,510,498                    95,027
John D. Gottwald        48,520,034                    85,491
Andre'  B. Lacy         48,519,070                    86,455
Seymour S. Preston, III 48,522,097                    83,428
Emmett J. Rice          48,508,492                    97,033
Charles E. Stewart      48,519,458                    86,067
Charles B. Walker       48,516,418                    89,107
Anne M. Whittemore      48,520,281                    85,244

Shareholders also approved the Albemarle Corporation 1998 Incentive Plan as described in the 1998 Proxy Statement. A copy of the Plan was filed with the Securities and Exchange Commission along with the Company's Proxy Statement. The Plan received 41,731,921 affirmative votes and 2,510,170 negative votes, with 352,740 abstentions and 4,010,695 broker non-votes.

The shareholders also approved the selection of Coopers & Lybrand
L.L.P. as the Company's auditors with 48,391,151 affirmative votes, 110,084 negative and 104,290 abstentions.

  ITEM 6.  Exhibits and Reports on Form 8-K
           ---------------------------------

         (a)     Exhibits

                 27. Financial Data Schedule

         (b) No report on Form 8-K was filed during the quarter for which this report is filed.

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


                                       ALBEMARLE CORPORATION
                                       ---------------------
                                          (Registrant)




Date: May 5, 1998                  By: s/Thomas G. Avant
                                       ------------------
                                        Thomas G. Avant
                                        Senior Vice President
                                        (Principal Accounting
                                        Officer)



Date: May 5, 1998                  By: s/Robert G. Kirchhoefer
                                      ------------------------
                                   Robert G. Kirchhoefer
                                   Treasurer