Form 10-Q
period 1998-06-30
ALBEMARLE CORP
filed 1998-07-31
CIK 915913

                                           Page 1 of 16 Pages


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                 to
                          -----------------   -----------------

Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   -----------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                              54-1692118
--------------------------                     --------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                   23210
---------------------------                    ---------------
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

       Yes   X                                 No
           ----                                   ----
Number of shares of common stock, $.01 par value, outstanding as
of June 30, 1998:    52,797,116

                      ALBEMARLE CORPORATION

                            I N D E X

                                                           Page
                                                           Number
                                                          ---------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - June 30, 1998
           and December 31, 1997                              3-4

          Consolidated Statements of Income - Three and
           Six Months Ended June 30, 1998 and 1997             5

          Consolidated Statements of Comprehensive Income
           - Three and Six Months Ended June 30, 1998
           and 1997                                            6

          Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997             7

          Notes to the Consolidated Financial Statements      8-10

  ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Outlook 11-15

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                   15

  ITEM 6. Exhibits and Reports on Form 8-K                    15

SIGNATURES                                                    16

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------


                                         June 30,          December 31,
                                          1998                1997
                                     ----------------  ------------------
                                       (Unaudited)
           ASSETS


Current assets:
  Cash and cash equivalents           $   43,091          $   34,322
  Accounts receivable, less allowance
   for doubtful accounts (1998
   - $2,612;  1997 - $2,449)             132,499             154,421
  Inventories:
    Finished goods                        81,553              65,998
    Raw materials                         10,873               7,424
    Stores, supplies and other            16,881              16,861
                                    ----------------  ------------------
                                         109,307              90,283
    Deferred income taxes and prepaid
     expenses                             18,227              17,710
                                    ----------------  ------------------

         Total current assets            303,124             296,736
                                    ----------------  ------------------

Property, plant and equipment,
 at cost                               1,214,345           1,188,252
  Less accumulated depreciation and
   amortization                          718,417             691,612
                                    ----------------  ------------------

     Net property, plant and
      equipment                          495,928             496,640

Other assets and deferred charges         84,147              77,204

Goodwill and other intangibles, net of
 amortization                             16,502              17,601
                                    ----------------  ------------------
Total assets                          $  899,701          $  888,181
                                    ----------------  ------------------
                                    ----------------  ------------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ----------------------------
                      (Dollars In Thousands)
                      ----------------------

                                         June 30,          December 31,
                                          1998                1997
                                     ----------------  ------------------
                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                    $   48,527          $   50,668
  Long-term debt, current portion            380                 379
  Accrued expenses                        53,418              47,578
  Dividends payable                        4,781               4,952
  Income taxes payable                    12,537               8,983
                                     ---------------  ------------------
    Total current liabilities            119,643             112,560
                                     ---------------  ------------------

Long-term debt                            83,027              91,414

Other noncurrent liabilities              72,903              69,704

Deferred income taxes                     99,008              97,167

Shareholders' equity:
  Common stock, $.01 par value,
   issued - 52,797,116 in 1998
   and 53,886,802 in 1997,
   respectively                              528                539
  Additional paid-in capital             192,415            218,841
  Accumulated other comprehensive
   income (loss)                          (2,111)            (1,445)
  Retained earnings                      334,288            299,401
                                     ---------------  ------------------

    Total shareholders' equity           525,120            517,336
                                     ---------------  ------------------

Total liabilities and shareholders'
 equity                               $  899,701          $ 888,181
                                     ---------------  ------------------
                                     ---------------  ------------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
               ---------------------------------
            (In Thousands Except Per-Share Amounts)
            ---------------------------------------
                           (Unaudited)


                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                         ------------------------- ------------------------
                             1998         1997        1998         1997
                         ------------ ------------ ----------- ------------
Net sales                 $204,103      $207,675     $419,252    $406,069

Cost of goods sold         137,925       139,866      285,253     271,898
                         ------------ ------------ ----------- ------------
 Gross profit               66,178        67,809      133,999     134,171

Selling, general and
 administrative expenses    27,089        27,669       53,664      54,268

Research and development
 expenses                    6,889         7,828       13,943      15,225
                         ------------ ------------ ----------- ------------

 Operating profit           32,200        32,312       66,392      64,678

Interest and financing
 expenses                      755           210        1,707         407

Other income, net             (516)         (459)      (1,182)       (521)
                         ------------ ------------ ----------- ------------

Income before income
 taxes                      31,961        32,561       65,867      64,792

Income taxes                10,150        12,198       21,407      24,252
                         ------------ ------------ ----------- ------------

NET INCOME                $ 21,811      $ 20,363     $ 44,460    $ 40,540
                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------
BASIC EARNINGS PER
 SHARE                    $    .41      $    .37     $    .83    $    .74
                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------
Shares used to compute
 basic earnings per share   53,069        55,204       53,269      55,125
                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------
DILUTED EARNINGS PER
 SHARE                    $    .41      $    .37     $    .83    $    .73
                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------
Shares used to compute
 diluted earnings per
 share                      53,681        55,599       53,831      55,567
                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------
Cash dividends declared
 per share of common
 stock                    $    .09      $    .07     $    .18    $    .14

                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -----------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)

                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                         ------------------------- ------------------------
                             1998         1997        1998         1997
                         ------------ ------------ ----------- ------------
Net income                 $ 21,811      $ 20,363   $ 44,460      $ 40,540

Other comprehensive
 income, net of tax:

  Foreign currency
   translation
   adjustments                1,310        (2,190)      (666)      (13,482)
                         ------------ ------------ ----------- ------------

Comprehensive income      $  23,121     $  18,173   $ 43,794      $ 27,058
                         ------------ ------------ ----------- ------------
                         ------------ ------------ ----------- ------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        -----------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)


                                               Six Months Ended
                                                   June 30,
                                           --------------------------

                                               1998          1997
                                           ------------- ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                        $34,322       $14,242

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 44,460        40,540
   Adjustments to reconcile net income to
    cash flows from operating activities:
     Depreciation and amortization            36,243        33,607
     Working capital decrease (increase)
      excluding cash and cash equivalents      8,699       (33,746)
     Other, net                               (2,091)       (1,040)
                                          -------------- ------------
      Net cash provided from operating
       activities                             87,311        39,361
                                          -------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and acquisition
    costs                                    (35,761)      (52,301)
   Other, net                                    461           809
                                          -------------- ------------
      Net cash used in investing
       activities                            (35,300)      (51,492)
                                          -------------- ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of common stock                 (26,698)          --
   Repayments of long-term debt              (10,926)      (9,466)
   Dividends paid                             (9,744)      (7,706)
   Proceeds from borrowings                    3,865       15,955
   Proceeds from exercise of stock options       261        2,964
                                          ------------- ------------
      Net cash (used in) provided from
       financing activities                  (43,242)       1,747
                                          ------------- ------------
Increase (decrease) in cash and cash
 equivalents                                   8,769      (10,384)
                                          ------------- ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $43,091       $3,858
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


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1998 and December 31, 1997, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 1998 and June 30, 1997, and condensed consolidated cash flows for the six-month periods ended June 30, 1998 and June 30, 1997. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report & Form 10-K filed on March 20, 1998. The December 31, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the period ended June 30, 1998, have been compiled and included herein in connection with the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective January 1, 1998.

2.  Long-term debt consists of the following:

                                    June 30,        December 31,
                                      1998             1997
                                 ---------------  ---------------
       Variable-rate bank loans    $ 66,100         $ 77,000
       Foreign borrowings            16,185           13,645
       Miscellaneous                  1,122            1,148
                                 ---------------  ---------------
          Total                      83,407           91,793
                                 ---------------  ---------------
       Less amounts due within one
        year                            380              379
                                 ---------------  ---------------
          Long-term debt           $ 83,027         $ 91,414
                                 ---------------  ---------------
                                 ---------------  ---------------

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

3. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 1998 and 1997, are calculated as follows:


                            Three Months Ended       Six Months Ended
                                 June 30                 June 30
                           ---------------------  ----------------------
 BASIC EARNINGS PER SHARE      1998       1997        1998         1997
                           ---------- -----------  ---------  ------------
 Numerator:

  Income available to
   stockholders, as
   reported                  $21,811    $20,363     $44,460      $40,540
                           ---------- -----------  ---------  ------------

 Denominator:

  Average number of
   shares of common
   stock outstanding         53,069     55,204      53,269       55,125
                           ---------- -----------  ---------  ------------

 Basic earnings per
  share                     $   .41    $   .37     $   .83      $   .74
                           ---------- -----------  ---------  ------------
                           ---------- -----------  ---------  ------------

DILUTED EARNINGS PER SHARE

 Numerator:

  Income available to
   stockholders, as
   reported                 $21,811    $20,363     $44,460      $40,540
                           ---------- ----------  ----------  ------------

 Denominator:

  Average number of
   shares of common
   stock outstanding         53,069     55,204      53,269       55,125


  Shares issuable upon
   exercise of stock
   options                      612        395         562          442
                           ---------- ----------  ----------  ------------

 Total shares                53,681     55,599      53,831       55,567
                           ---------- ----------  ----------  ------------

 Diluted earnings
  per share                 $   .41    $   .37     $   .83      $   .73
                           ---------- ----------  ----------  ------------
                           ---------- ----------  ----------  ------------

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
              (In Thousands Except Share Amounts)
                          (Unaudited)

4. In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which became effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas, and major customers. Interim reporting disclosures are not required in the first year of adoption and are therefore not provided.

    In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters beginning after June 15, 1999, however, early adoption is permitted.

    The Company has not determined the impact SFAS Nos. 131 and 133 will have on the Company's financial statements; however, at the time of adoption, these Statements are not expected to have a material impact on the financial position or results of operations of the Company.

   ITEM 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition
           --------------------------------------------------

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

Results of Operations
---------------------
Second Quarter 1998 Compared with Second Quarter 1997
------------------------------------------------------

NET SALES
Net sales for the second quarter of 1998 amounted to $204.1 million, down approximately two percent from second quarter 1997 net sales of $207.7 million. The decrease in net sales was primarily due to lower shipments of flame retardants, zeolites, European potassium and chlorine chemicals, and bromine and derivatives, as well as the unfavorable effects of foreign exchange primarily in Japan, partly offset by increased shipments of polymer additives and intermediates, organometallics and catalysts, agrichemicals and ibuprofen.

OPERATING COSTS AND EXPENSES
Cost of goods sold for the second quarter of 1998 amounted to $137.9 million, which was down approximately one percent from the 1997 second quarter. The gross profit margin decreased to 32.4% in 1998 from 32.7% for the corresponding period in 1997. The slight decline in the gross margin from second quarter 1997 reflects the unfavorable effects of foreign exchange and lower shipments in 1998 versus 1997, offset in part by lower raw material costs and improved plant utilizations in certain product lines in the 1998 period.

Selling, general and administrative expenses, combined with research and development expenses, decreased four percent in the
second quarter of 1998 versus second quarter 1997.   As a
percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 16.6% in 1998 versus 17.1% in the 1997 quarter.

OPERATING PROFIT
Operating profit in the second quarter of 1998 was approximately equal to the corresponding period in 1997, while the operating profit margin increased slightly to 15.8% in 1998 from 15.6% in the 1997 period.

INTEREST AND FINANCING EXPENSES
Interest and financing expenses for the second quarter of 1998 were $.5 million higher compared to the corresponding second quarter of 1997 due to higher average outstanding debt.

INCOME TAXES
Income taxes for the second quarter of 1998 decreased approximately $2.0 million compared to the second quarter of 1997 as the effective income tax rate declined to 31.8% in the 1998 quarter from 37.5% in the 1997 quarter. The higher tax rate in second quarter 1997 does not reflect the benefit of tax planning strategies and improved earnings in certain foreign subsidiaries in the latter half of 1997 which resulted in a 1997 annual effective income tax rate of 33.8%.


Results of Operations
---------------------
Six Months 1998 Compared with Six Months 1997
---------------------------------------------

NET SALES
Net sales for the first six months of 1998 amounted to $419.3 million, an increase of $13.2 million or three percent from the corresponding period of 1997. The higher net sales were primarily due to increased shipments of pharmachemicals, special intermediates and organometallics and catalysts, offset in part by decreased shipments of zeolites, European potassium and chlorine chemicals, and bromine and derivatives as well as the unfavorable effects of foreign exchange primarily in Japan.

OPERATING COSTS AND EXPENSES
Cost of goods sold increased five percent or $13.4 million for the first six months of 1998 from the corresponding period in 1997, with the result that the gross profit margin decreased to 32.0% in 1998 from 33.0% in the 1997 period.

Selling, general and administrative expenses, combined with research and development expenses, decreased three percent for the first six months of 1998 versus the corresponding period in 1997. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 16.1% in 1998 versus 17.1% in the 1997 period.

OPERATING PROFIT
Operating profit in the first six months of 1998 increased approximately three percent from the corresponding period in 1997 due primarily to lower raw materials costs, improved plant utilizations in certain product lines and the Company's cost reduction program. The 1998 period also benefited from favorable product mix in agrichemicals, offset in part by the unfavorable effects of foreign exchange.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses for the first six months of 1998 were $1.3 million higher compared to the corresponding period in 1997 due to higher average outstanding debt. Other income increased $0.7 million due to higher interest income in the 1998 period.

INCOME TAXES
Income taxes in the first six months of 1998 decreased $2.8 million from the 1997 period, reflecting a lower effective income tax rate (32.5% in 1998 versus 37.4% in 1997). The higher tax rate in 1997 does not reflect the benefit of tax planning strategies and improved earnings in certain foreign subsidiaries in the latter half of 1997 which resulted in a 1997 annual effective income tax rate of 33.8%.


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at June 30, 1998, were $43.1 million, representing an increase of $8.8 million from $34.3 million at year-end 1997.

Cash flows provided from operating activities for the first six months of 1998 together with borrowings of $3.9 million were used to cover purchases of common stock, capital expenditures, repayment of debt, payment of dividends with the balance added to cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive income account from December 31, 1997, was due to foreign currency translation adjustments primarily related to the strengthening of the U.S. dollar, net of deferred income taxes.

The noncurrent portion of the Company's long-term debt amounted to $83.0 million at June 30, 1998, compared to $91.4 million at the end of 1997. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 13.7% at June 30, 1998.

The Company's capital expenditures in the first six months of 1998 were lower than the same period of 1997. For the year however, capital expenditures are forecasted to be about the same as the 1997 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

Outlook
-------

The strengthening of the U.S. dollar against other currencies, particularly the Japanese yen, affected the Company's results unfavorably during the second quarter of 1998. The Company believes this trend likely will continue through the end of 1998. For the overall business, the Company expects revenue growth at only a single-digit percentage increase in 1998 compared to 1997 limited by the effects of foreign currency and Asian economic issues.

Generally, strong demand in Europe and the United States for electronic products will continue to drive demand for the Company's Polymer Chemicals business unit products. In a few of these products, there is evidence that sales volumes have been unfavorably affected by diminished demand, and one non-proprietary flame retardant is unlikely to post volume increases in 1998 over 1997, partly as a result of the Asian economic situation.

Organometallics and catalysts continue to perform well within Polymer Chemicals, with the Company's new metallocene-based catalysts and other co-catalysts beginning to be used in polymer production at key customers. Growth of this new product area will be dictated by the Company's success in supporting innovation by its customers and the pace of growth of the overall market for these improved polymers.

The Company has conducted a plant startup in Polymer Chemicals for Ethacure <TM> 300 curative, used in cast polyurethane elastomers and other applications, and expects this product will begin a more active sales period following the withdrawal of the U.S. Environmental Protection Agency's Significant New Use Requirement, expected to take place in the third quarter of 1998. This will allow customers to use this product in some cases to replace another curative that is labeled as a suspected human carcinogen.

Ibuprofen sales continue to climb on the strength of successful marketing efforts by our customers, including a number of additional formulations for use by children and other users. This should lead to improved overall performance in Pharmachemicals for the year 1998 over 1997. The Company expects that Naproxen, a pharmaceutical bulk active used in analgesic preparations, will continue to lag expectations for the year, and likely will not achieve the $10 million in annual sales earlier projected.

Cost reductions are an important focus for the Company.  The
Company expects to achieve over $20 million of reductions in 1998 as a part of its $50 million manufacturing cost reduction program. Cost reductions in general services and administration expenses are also a continuing focus for the Company.


Part II - OTHER INFORMATION
---------------------------

  Item 3.  Legal Proceedings
           -----------------

The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly products liability and toxic tort litigation and administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they should not result ultimately in liabilities that are likely to have a material adverse effect upon the results of operations or financial condition of the Company or its subsidiaries on a consolidated basis, but could have a material adverse effect in a particular reporting period.


  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a) Exhibits

               27. Financial Data Schedule

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                            SIGNATURES
                            -----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALBEMARLE CORPORATION
                                       ----------------------
                                            (Registrant)



Date: July 31, 1998                     By: s/ Charles B. Walker
                                            ---------------------
                                               Charles B. Walker
                                               Vice Chairman and
                                                Chief Financial Officer