Form 10-Q
period 1998-09-30
ALBEMARLE CORP
filed 1998-11-10
CIK 915913

                                         Page 1 of 19 Pages


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For Quarterly Period Ended September 30, 1998

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For Transition Period from ___________to__________


Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   ------------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                        54-1692118
           --------                       -------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                            23210
-----------------------                    -------------
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
Number of shares of common stock, $.01 par value, outstanding as of October 31, 1998: 46,996,723

                      ALBEMARLE CORPORATION

                            I N D E X

                                                            Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets
           - September 30, 1998 and
             December 31, 1997                                3-4

          Consolidated Statements of Income
           - Three and Nine Months Ended
             September 30, 1998 and 1997                       5

          Consolidated Statements of Comprehensive
           Income - Three and Nine Months ended
           September 30, 1998 and 1997                         6

          Condensed Consolidated Statements of
           Cash Flows - Nine Months Ended
           September 30, 1998 and 1997                         7

          Notes to the Consolidated Financial Statements      8-10

  ITEM 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition, Additional
           Information, Year 2000 Update and Recent
           Developments                                      11-17

PART II.  OTHER INFORMATION

  ITEM 1. Legal Proceedings                                   18

  ITEM 6. Exhibits and Reports on Form 8-K                    18

SIGNATURES                                                    19

PART I - FINANCIAL INFORMATION
-------------------------------

  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------




                                           September 30,    December 31,
                                              1998             1997
                                            (Unaudited)
                                           -------------   -------------
            ASSETS

Current assets:
   Cash and cash equivalents               $    29,177      $    34,322
   Accounts receivable, less allowance
    for doubtful accounts (1998
    - $2,706;  1997 - $2,449)                  130,976          154,421
   Inventories:
     Finished goods                             88,888           65,998
     Raw materials                              11,035            7,424
     Stores, supplies and other                 16,491           16,861
                                           -------------   -------------
      Total inventories                        116,414           90,283

   Deferred income taxes and prepaid
    expenses                                    18,893           17,710
                                           -------------   -------------
      Total current assets                     295,460          296,736
                                           -------------   -------------

Property, plant and equipment, at cost       1,235,875        1,188,252
  Less accumulated depreciation and
   amortization                                730,797          691,612
                                           -------------   -------------
       Net property, plant and equipment       505,078          496,640

Other assets and deferred charges               86,642           77,204

Goodwill and other intangibles, net of
 amortization                                   17,059           17,601
                                           -------------   -------------
Total assets                               $   904,239      $   888,181
                                           -------------   -------------
                                           -------------   -------------

See accompanying notes to the consolidated financial statements.

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------

                                           September 30,     December 31,
                                               1998             1997
                                            (Unaudited)
                                         ---------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                      $   45,891         $   50,668
     Long-term debt, current portion              781                379
     Accrued expenses                          55,720             47,578
     Dividends payable                          4,746              4,952
     Income taxes payable                      10,594              8,983
                                         ---------------   ---------------
       Total current liabilities              117,732            112,560
                                         ---------------   ---------------
Long-term debt                                176,941             91,414

Other noncurrent liabilities                   73,274             69,704

Deferred income taxes                         103,952             97,167

Shareholders' equity:
  Common stock, $.01 par value,
   issued - 46,996,723 in 1998
   and 53,886,802 in 1997,
   respectively                                   470                539
  Additional paid-in capital                   78,718            218,841
  Accumulated other comprehensive
   income (loss)                                6,033             (1,445)
  Retained earnings                           347,119            299,401
                                          --------------   ---------------
    Total shareholders' equity                432,340            517,336
                                          --------------   ---------------
Total liabilities and shareholders' equity $  904,239         $  888,181
                                          --------------   ---------------
                                          --------------   ---------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
               ---------------------------------
            (In Thousands Except Per-Share Amounts)
            ---------------------------------------
                           (Unaudited)

                          Three Months Ended      Nine Months Ended
                            September 30,            September 30,
                         ---------------------  ---------------------
                           1998         1997       1998        1997
                         ---------  ----------  ----------  ---------
Net sales                $196,192    $207,111    $615,444    $613,180

Cost of goods sold        138,683     144,191     423,936     416,089
                         ---------  ----------  ----------  ---------

 Gross profit              57,509      62,920     191,508     197,091

Selling, general and
 administrative expenses   25,366      27,786      79,030      82,054

Research and development
 expenses                   7,903       7,709      21,846      22,934
                         ---------  ----------  ----------  ----------
 Operating profit          24,240      27,425      90,632      92,103

Interest and financing
 expenses                     596         152       2,303         559

Other income, net            (397)       (318)     (1,579)       (839)
                         ---------  ----------  ----------  -----------
Income before income
 taxes                     24,041      27,591      89,908      92,383

Income taxes                6,464       9,043      27,871      33,295
                         ---------  ----------  ----------  -----------
NET INCOME               $ 17,577    $ 18,548    $ 62,037    $ 59,088
                         ---------  ----------  ----------  -----------
                         ---------  ----------  ----------  -----------
BASIC EARNINGS PER
 SHARE                   $    .33    $    .34    $   1.17    $   1.07
                         ---------  ----------  ----------  -----------
                         ---------  ----------  ----------  -----------
Shares used to compute
 basic earnings per share  52,695      55,333      53,077      55,194
                         ---------  ----------  ----------  -----------
                         ---------  ----------  ----------  -----------
DILUTED EARNINGS PER
 SHARE                   $    .33    $    .33    $   1.16    $   1.06
                         ---------  ----------  ----------  -----------
                         ---------  ----------  ----------  -----------
Shares used to compute
  diluted earnings per
  share                    53,293      55,910      53,652      55,681
                         ---------  ----------  ----------  -----------
                         ---------  ----------  ----------  -----------
Cash dividends declared
 per share of
 common stock            $    .09    $    .09    $    .27     $   .23
                         ---------  ----------  ----------  -----------
                         ---------  ----------  ----------  -----------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        ------------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)

                        Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                      ----------------------  -----------------------
                         1998        1997         1998       1997
                      ----------  ----------  ----------  -----------
Net income             $17,577     $18,548      $62,037     $59,088

Other comprehensive
 income, net of tax:
  Foreign currency
   translation
   adjustments           8,144      (3,388)       7,478     (16,870)
                      ----------  ----------  ----------  -----------
Comprehensive income   $25,721     $15,160      $69,515     $42,218
                      ----------  ----------  ----------  -----------
                      ----------  ----------  ----------  -----------

See accompanying notes to the consolidated financial statements.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          ------------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)

                                          Nine Months Ended
                                           September 30,
                                       ----------------------
                                         1998          1997
                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                     $ 34,322     $ 14,242
                                       ----------  ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income                             62,037       59,088
  Adjustments to reconcile
   net income to cash
   flows from operating
   activities:
    Depreciation and amortization        55,459       50,717
    Working capital decrease
     (increase) excluding cash
     and cash equivalents                 3,642      (41,807)
    Other, net                           (2,156)        (303)
                                       ----------  -----------
      Net cash provided from
       operating activities             118,982       67,695
                                       ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures and
   acquisition costs                    (57,331)     (73,285)
  Other, net                              1,375        1,587
                                       ----------  ------------
      Net cash used in
       investing activities             (55,956)     (71,698)
                                       ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Purchases of common stock             (140,470)          --
 Proceeds from borrowings                97,472       17,889
 Repayments of long-term debt           (10,926)     (10,978)
 Dividends paid                         (14,525)     (11,575)
 Proceeds from exercise of stock
  options                                   278        4,764
                                       ----------  ------------
      Net cash (used in)
       provided from financing
       activities                       (68,171)         100
                                       ----------  ------------
Decrease in cash and cash equivalents    (5,145)      (3,903)
                                       ----------  ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                             $ 29,177     $ 10,339
                                       ----------  ------------
                                       ----------  ------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------
           (In Thousands Except Per-Share Amounts)
                         (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1998 and December 31, 1997, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated cash flows for the nine-month periods ended September 30, 1998 and 1997. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to shareholders which included the Company's Form 10-K filed on March 20, 1998.
    The December 31, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the period ended September 30, 1998, have been compiled and included herein in connection with the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" effective January 1, 1998.

2.  Long-term debt consists of the following:

                            September 30,     December 31,
                              1998                1997
                          ----------------  ----------------
      Variable-rate
       bank loans           $  159,000         $   77,000
      Foreign bank
       borrowings               17,600             13,645
      Miscellaneous              1,122              1,148
                           ----------------  ----------------
       Total                   177,722             91,793

      Less amounts due
       within one year             781                379
                           ----------------  ----------------
       Long-term debt       $  176,941         $   91,414
                           ----------------  ----------------
                           ----------------  ----------------

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

3. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 1998 and 1997, are calculated as follows:

                        Three Months Ended      Nine Months Ended
                          September 30             September 30
                         --------------------   ---------------------
BASIC EARNINGS PER SHARE    1998      1997         1998       1997
                         ---------  ---------   ----------  ---------
  Numerator:

   Income available to
    stockholders, as
    reported              $17,577    $18,548     $62,037     $59,088
                         ---------  ---------   ---------   ---------
  Denominator:

   Average number of
    shares of common
    stock outstanding      52,695     55,333      53,077      55,194
                          --------  ---------   ---------   ---------
  Basic earnings per
   share                  $   .33    $   .34     $  1.17     $  1.07
                          --------  ---------   ---------   ---------
                          --------  ---------   ---------   ---------

DILUTED EARNINGS PER SHARE


  Numerator:
   Income available to
    stockholders, as
    reported              $17,577    $18,548     $62,037     $59,088
                          --------  ---------   ---------   ---------
  Denominator:

   Average number of
    shares of common
    stock outstanding      52,695     55,333      53,077      55,194

   Shares issuable
    upon exercise of stock
     options                  598        577         575         487
                          ---------  ---------  ----------  ----------
  Total shares             53,293     55,910      53,652      55,681
                          ---------  ---------  ----------  ----------
  Diluted earnings
   per share              $   .33    $   .33     $  1.16     $  1.06
                          ---------  ---------  ----------  ----------
                          ---------  ---------  ----------  ----------

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

5. The Company finalized the purchase on September 30, 1998, of 5,738,241 shares of its common stock through a tender offer at a price of $19.50 per share, or a total cost of approximately $112.5 million including expenses. Earlier, the Company purchased 772,100; 338,600 and 63,800 common shares on the open market in the first, second and third quarters of 1998, respectively, at an aggregate cost of $27.9 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1997.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the market in general, fluctuations in currencies, possible problems incurred in the Year 2000 Project, political changes and changes in new product introduction which could lead to additional capital spending.

Results of Operations
---------------------
Third Quarter 1998 Compared with Third Quarter 1997
----------------------------------------------------

NET SALES
Net sales for the third quarter of 1998 amounted to $196.2 million, down approximately five percent from third quarter 1997 net sales of $207.1 million. The decrease in net sales was primarily due to lower shipments in agrichemicals and lower shipments and unfavorable pricing in pharmachemicals, as well as the unfavorable effects of foreign exchange on flame retardants, primarily in Japan, offset in part by higher shipments (net of lower pricing and product mix) in organometallics and polymer additives and intermediates and higher volumes in zeolites.

OPERATING COSTS AND EXPENSES
Cost of goods sold for the third quarter of 1998 amounted to $138.7 million down approximately four percent from $144.2 million in the 1997 period. The gross profit margin decreased to 29.3% in 1998 from 30.4% for the corresponding period in 1997. The decline in the gross margin from third quarter 1997 reflects the unfavorable effects of foreign exchange losses in 1998 versus favorable effects of foreign exchange gains in 1997, offset in part by lower raw material costs and improved plant utilizations in certain product lines in the 1998 period.

Selling, general and administrative expenses, combined with research and development expenses, decreased six percent in 1998 versus the 1997 quarter. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 17.0% in 1998 versus 17.1% in the 1997 quarter.

OPERATING PROFIT
Operating profit in the third quarter of 1998 decreased 11.6% from the corresponding period in 1997, primarily due to the unfavorable effects of foreign exchange losses in 1998 versus favorable effects of foreign exchange gains in 1997, offset in part by lower raw material costs, improved plant utilizations in certain product lines and lower selling, general and administrative expenses in the 1998 period.

INTEREST AND FINANCING EXPENSES
Interest and financing expenses for the third quarter of 1998 were $0.4 million higher compared to the corresponding third quarter of 1997 due to higher average outstanding debt.

INCOME TAXES
Income taxes for the third quarter of 1998 decreased $2.6 million compared to the third quarter of 1997 as the effective income tax rate declined to 26.9% in the 1998 quarter from 32.8% in the 1997 quarter. The lower effective income tax rate in the 1998 period results in part from recognition of the benefit of tax planning strategies in the current year which previously could not be measured.


Results of Operations
----------------------
Nine Months 1998 Compared with Nine Months 1997
------------------------------------------------

NET SALES
Net sales for the first nine months of 1998 amounted to $615.4 million, up slightly from $613.2 million for the corresponding period of 1997. The higher net sales were primarily due to higher shipments of organometallics, polymer additives and intermediates and pharmachemicals, partly offset by unfavorable pricing and mix changes in organometallics, polymer additives and intermediates and agrichemicals as well as the unfavorable effects of foreign exchange on flame retardants, primarily in Japan.

OPERATING COSTS AND EXPENSES
Cost of goods sold increased two percent or $7.8 million for the first nine months of 1998 from the corresponding period in 1997, with the result that the gross profit margin decreased to 31.1% in 1998 from 32.1% in the 1997 period. The decline in the gross margin from the first nine months of 1997 reflects the unfavorable effects of foreign exchange losses in 1998 versus favorable effects of foreign exchange gains in 1997, offset in part by lower raw material costs and improved plant utilizations in certain product lines in the 1998 period.

Selling, general and administrative expenses, combined with research and development expenses, decreased approximately four percent for the first nine months of 1998 versus the corresponding period in 1997. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 16.4% in the nine months of 1998 versus 17.1% in the 1997 period.

OPERATING PROFIT
Operating profit in the first nine months of 1998 decreased approximately two percent from the corresponding period in 1997, primarily due to the unfavorable effects of foreign exchange losses in 1998 versus favorable effects of foreign exchange gains in 1997, offset in part by lower raw material costs, improved plant utilizations in certain product lines and lower selling, general and administrative expenses, including research and development expenses, in the 1998 period.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses for the first nine months of 1998 were $1.7 million higher compared to the corresponding period in 1997 due to higher average outstanding debt. Other income increased $0.7 million due to higher interest income in the 1998 period.

INCOME TAXES
Income taxes in the first nine months of 1998 decreased $5.4 million from the 1997 period, reflecting lower pretax income as well as a lower effective income tax rate (31.0% in 1998 versus 36.0% in 1997). The 1998 effective income tax rate reflects the benefits of tax planning strategies for the current year, while the effective income tax rate in the 1997 period does not reflect the benefit of tax planning strategies and improved earnings in certain foreign subsidiaries until the fourth quarter of 1997 which resulted in a 1997 annual effective income tax rate of 33.8%.


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at September 30, 1998, were $29.2 million, reflecting a decrease of $5.1 million from $34.3 million at year-end 1997.

Cash flows provided from operating activities of $119 million for the first nine months of 1998 together with proceeds from additional borrowings of $97.5 million and $5.1 million of existing cash were used to cover purchases of common stock, capital expenditures and payment of dividends.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive income account from December 31, 1997, was due to foreign currency translation adjustments primarily relating to the weakening of the U.S. dollar at September 30, 1998, net of deferred income taxes.

The noncurrent portion of the Company's long-term debt amounted to $176.9 million at September 30, 1998, compared to $91.4 million at the end of 1997. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 29.1% at September 30, 1998.

The Company's capital expenditures in the first nine months of 1998 were lower than in the same period of 1997. For the year, capital expenditures are forecasted to be about the same as the 1997 level. Capital spending will be financed with cash flow from operations and additional debt. The amount and timing of borrowings will depend on the Company's specific cash requirements.

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

ADDITIONAL INFORMATION
-----------------------

OUTLOOK
The Company's top-line revenue growth for the nine months ended September 30, 1998 compared to the same period in 1997 has been negatively impacted by fluctuations of the U.S. dollar against foreign currencies and the Asian economic issues as well as the competitive pressures on pricing now evident in the polymer market. The negative effects of foreign exchange have been diminished on a net basis somewhat by the Company's foreign exchange hedging strategy that bills shipments from its manufacturing facilities in local currencies and enters into foreign exchange hedges for certain of its European and Asian subsidiaries' accounts receivable at levels designed to protect against further changes in those currencies, particularly the Japanese yen.

European and United States electronic products markets have continued to drive demand for the Company's Polymer Chemicals business unit products, particularly flame retardants, where volume growth is predicted for fourth quarter 1998 should these market conditions hold. The lackluster performance of Asian economies has diminished the requirements for some of the Company's polymer additives used in materials sold for use in that region.

The Company's metallocene-based and other single-site catalysts are still incurring significant developmental costs. Customers are conducting large-scale tests using these products. The enhanced polymer properties imparted by processes using these catalysts could continue to spur innovation by the Company's customers. Competition in these developmental products continues to grow, and the Company continues to focus its efforts on improving performance of these new catalysts.

Successful plant startup was completed in the third quarter for the Company's Ethacure(TM)300 curative. This product is used in a number of markets ranging from roofing and water proofing to roller blade wheels and will be offered to a wide variety of customers.
The Company is engaged in the significant new user requirement approval process with the U.S. Environmental Protection Agency and continues to sell the product during this process.

In Fine Chemicals, Pharmachemicals should post stronger operating results for the year 1998 versus 1997 due to improved shipments in Ibuprofen and other pharmaceutical intermediates. These sales increases, coupled with lower developmental costs for Naproxen compared to 1997, account for the improvement. Agrichemicals results are expected to be about flat with 1997, reflecting low growth in the sector.

The late-summer and early-fall hurricane season and low oil prices have combined to limit sales of the Company's clear brine fluids for the drilling industry. For the Surface Actives and Biocides group, use of powdered detergents continues to be an important market driver for the Company's zeolite business, and, if successful, government registrations for several products in the biocide business could help boost these sales next year. Performance in 1998 for this area should be about equal with 1997.

Lower sales than expected have been brought about in part by world economic conditions and the effects of foreign exchange. The Company continues to emphasize cost reductions and is on target to achieve over $20 million of reductions in 1998 as a part of its $50 million manufacturing cost reduction program. Cost reductions in overhead also are receiving a great deal of attention, but the Company does not expect by the end of this year to reach its goal of 15 percent of sales for selling, general and administrative plus research and development expenses.


YEAR 2000 UPDATE
-----------------

GENERAL

Albemarle's company-wide Year 2000 Project ("Project") is generally proceeding on schedule. The Project is addressing the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000. In 1994, the Company began significant re-engineering of its business processes across the Company including improved access to business information through common, integrated computing systems. As a result, Albemarle replaced its business systems with systems from SAP America, Inc., Oracle Corporation, PeopleSoft and Lotus which are designed to be Year 2000 compliant. The Company became fully operational on these systems in 1997.

PROJECT

The Company has a global Project team, with certain location specific sub teams. The Project includes three major areas -- corporate systems, local hardware and software systems, and third-party suppliers of goods and services. The general phases of the Project are: (1) inventorying date-aware items; (2) determining criticality and assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the

Company; (4) repairing, replacing or identifying workarounds for material items that are determined not to be Year 2000 compliant; (5) testing material items;
(6) identifying critical third parties; and (7) designing contingency plans.

At September 30, 1998, the inventory, priority assessment and compliance assessment phases of each area of the Project were essentially complete. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or substantially affect revenues.

Corporate systems on schedule at September 30, 1998 include hardware and systems software, networks and telecommunications. All corporate systems activities are expected to be completed by mid-1999.

Local hardware and software systems include process control and instrumentation systems, laboratory data systems and building systems. Operational improvement projects already underway address some of the Year 2000 concerns. Some manufacturer replacements or upgrades are behind schedule. The Company, however estimates necessary replacements or upgrades will be completed by mid-1999.

The third-party suppliers phase includes the process of identifying and prioritizing critical suppliers of goods and services, and communicating with them about their plans and progress in addressing the Year 2000 problem. The Company has recently initiated the identification phase which will be followed by an evaluation of the most critical third parties. These evaluations will be followed by the development of contingency plans as necessary. This Project phase is scheduled for completion by mid-1999, with monitoring planned through the remainder of 1999 and early 2000.

COSTS

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is approximately $5 million of which approximately half is or will be expensed and half is or will be capital items. The estimate includes allowances for some items for which a fix or workaround is still being determined. The estimate does not include Albemarle's potential share of Year 2000 costs that may be incurred by a small joint venture in which the Company participates or an entity in which the Company holds a minority interest. In addition, the estimate of Year 2000 costs does not include the impact of the October 30, 1998 acquisition discussed in recent developments below which will be reviewed. The total amount expended on the Project through September 30, 1998, was approximately $1.1 million.

RISKS

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year
2000 problem, resulting in part from the uncertainty of the Year
2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third-party suppliers.
The Company believes with the previously accomplished implementation of global business systems and completion of the Project as scheduled, the possibility of material interruptions of normal operations should be reduced significantly.

Readers are cautioned that to the extent legally permissible, this statement should be considered a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure
Act and that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures regarding the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 included on page 11.

RECENT DEVELOPMENTS
--------------------

On October 18, 1998, Albemarle Holdings Company Limited (Albemarle Holdings), a wholly-owned subsidiary of the Company, Jordan Dead Sea Industries Company and Arab Potash Company signed a joint venture agreement to manufacture and market bromine and bromine derivatives from a complex to be built in Jordan near the Dead Sea.

The joint venture company to be formed and named Jordan Bromine Company Limited will build units near Safi, Jordan to produce bromine, tetrabromobisphenol-A flame retardant (TBBPA) and calcium bromide and may produce chlorine. The facilities, if on schedule, should be completed in approximately three years.

Albemarle Holdings and/or its affiliates will provide the venture with process and engineering technology and marketing, customer service and manufacturing expertise.

The ability to source bromine from the Dead Sea should be strategically important. With the Company's strong competency in bromine extraction technology, the venture should enhance the Company's position as a world leader in bromine chemicals. Demand for products from the Jordan venture is expected to be supported by continuing growth in global markets for TBBPA, primarily for use in the electronics industry, and for clear brine fluids (calcium bromide) used in the oil and gas drilling industry.

The Company recently broke ground in Magnolia, Ark., for a new
TBBPA plant, scheduled for completion by the third-quarter of 1999. TBBPA is a mainstay in circuit board manufacturing. It also is used in epoxies, phenolics, ABS polystyrene, polycarbonates and unsaturated polyesters.

As of the close of business on October 30, 1998, the Company through Albemarle UK Limited, a newly created subsidiary, acquired the Teesport, United Kingdom, operations of Hodgson Specialty Chemical division of BTP plc for approximately $14 million. The Teesport site is expected to serve as a custom manufacturing and oilfield chemicals plant.

Part II - OTHER INFORMATION

  ITEM 3.  Legal Proceedings
           ------------------
The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly products liability, personal injury, employee terminations and toxic tort litigation and administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund.

While it is not possible to predict or determine the outcome of proceedings presently pending, in the Company's opinion they should not result ultimately in liabilities likely to have a material adverse effect upon the results of operations or financial condition of the Company or its subsidiaries on a consolidated basis, but could have a material adverse effect in a particular reporting period.


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


                                          ALBEMARLE CORPORATION
                                          -----------------------
                                               (Registrant)




Date: November 10, 1998                   By: s/Robert G. Kirchhoefer
                                             -------------------------
                                              Robert G. Kirchhoefer
                                              Treasurer
                                              (Principal Accounting
                                               Officer)