Form 10-K
period 1998-12-31
ALBEMARLE CORP
filed 1999-03-11
CIK 915913

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                              FORM 10-K
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                        (NO FEE REQUIRED)
         For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes _X_  No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    _____

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999: $666,251,168*.

Number of shares of Common Stock outstanding as of January 31, 1999: 47,008,283.

* In determining this figure, an aggregate of 18,275,079 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and members of their families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 31, 1999, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Albemarle Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
                            -11-

PART I
Item 1. BUSINESS
  Albemarle Corporation ("the Company" or "Albemarle") was incorporated under the laws of the Commonwealth of Virginia on November 24, 1993, as a wholly-owned subsidiary of Ethyl Corporation ("Ethyl"). Ethyl thereafter transferred to Albemarle, Ethyl's olefins and derivatives, bromine chemicals and specialty chemicals businesses, and, as of the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding shares of Albemarle. Since February 28, 1994, the Company has been a publicly held operating company.
  On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). Currently, Albemarle is engaged in the polymers and fine chemicals businesses.
  Unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1996, which the Company believes is important to enable the reader to obtain a meaningful understanding of Albemarle's results of operations excluding the Olefins Business, is included in Note 18, "Supplemental Pro Forma Condensed Consolidated Financial Information (unaudited)", of the notes to the consolidated financial statements on pages 41 and 42. The unaudited pro forma condensed consolidated statement of income is for informational purposes only and does not purport to be indicative of the Company's future consolidated results of operations or what the consolidated results of operations would have been had Albemarle operated without the Olefins Business for all of 1996.
  On July 24, 1997, the Company announced the realignment of its global business units into the Polymer Chemicals and Fine Chemicals' divisions effective October 1, 1997.

Description of Business
  Albemarle is a major producer of specialty polymers and fine chemicals including polymer intermediates, cleaning product intermediates and additives, agrichemical intermediates, pharmachemical intermediates and bulk actives, catalysts, brominated flame retardants, bromine chemicals and potassium and chlorine chemicals. Albemarle employs approximately 2,700 people.
  The following discussion of the Company's businesses as of December 31, 1998, should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17.
  The Company conducts its worldwide chemicals' operations through two global business units - Polymer Chemicals and Fine Chemicals, which, in conformity with the Company's adoption as of December 31, 1998, of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an
Enterprise and Related Information," are reported as two separate and distinct operating segments.
  Albemarle manufactures a broad range of chemicals, most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds and biocides. Most sales of the Company's products are made directly to manufacturers of the aforementioned products, including chemical and polymer companies, pharmaceutical companies, cleaning product manufacturers, paper and photographic companies, drilling companies and water treatment companies.
  The Company produces the majority of its products in the United States, but also has a production facility in France and has aluminum alkyls produced for it by Amoco at the Company's former Feluy, Belgium plant. The processes and technology for many of these products were developed in the Company's or its predecessor's research and development laboratories.
  The Polymer Chemicals' operating segment produces a broad range of chemicals, including flame retardants, catalysts, polymer curatives and antioxidants.
  In most flame retardants' products lines, the Company's plants operated below capacity during 1998. The expansion of brine field and bromine capacities at the Company's Magnolia, Ark. facility that started in 1995, continued. The result of the current phase of the program will be an approximate 30% bromine production capacity increase. During 1997, the Company announced plans to build a world-class production facility for tetrabromobisphenol-A flame retardant in Magnolia, targeted to start up in late 1999. The Company continues to focus on expansion of its bromine production capabilities.
  The Company began receiving orders during 1997 for SAYTEX HP-7010 flame retardant, a new brominated polystyrene product for use in engineered plastics. The Company currently manufactures this product at its market development unit in its Baton Rouge research and development facility. A new commercial plant is under design with a targeted startup in 2000.
  Aluminum alkyls are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. The Company has continued to expand and debottleneck its production units at Pasadena, Texas and Orangeburg, S.C. It also has strengthened its supply chain for methylaluminoxane ("MAO"), a co-catalyst used in metallocene catalyst systems, by increasing capacity for MAO and the key raw materials needed to make MAO.
The Company has continued to build on its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of polymers based on metallocenes/single-site catalysts.
  The Company also is expanding its efforts in polymer curatives, products used to control polyurethane and epoxy system polymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins. During 1998, the Company started up its new commercial scale Ethacure 300 curative plant.
  Products of the Fine Chemicals' operating segment include elemental bromine, alkyl bromides, inorganic bromides, a number of bromine fine chemicals and pharmaceutical and agricultural intermediates. Applications for these products primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products, soil fumigation and chemical intermediates for pharmaceutical, photographic and agricultural chemicals.
Other Fine Chemicals' products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; zeolite A (sodium alumina silicate) used as a phosphate replacement in laundry detergent builders; and alkenyl succinic anhydride (ASA) used in paper-sizing formulations. These products have many varied customers. They are sold to suppliers for use in household, institutional and industrial cleaners, personal care products and industrial products.
  The Company's primary bulk actives, ibuprofen and naproxen, are widely-used pharmaceuticals that provide fever reduction and temporary relief of aches and pains and menstrual cramps. Bulk ibuprofen is formulated into tablets by pharmaceutical companies who sell to customers in both the prescription and over-the-counter markets. Ibuprofen products accounted for more than 25% of the U.S. over-the-counter analgesic market in 1998. They compete against other painkillers containing aspirin, acetaminophen, ketoprofen and naproxen. The Company is one of the world's largest producers of ibuprofen. In 1998, the U.S. Food and Drug Administration ("FDA") granted approval for additional customers to use the naproxen product.
  Agricultural intermediates are sold to chemical companies that supply finished products to farmers, governments and others.
These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops and organophosphorus products for insecticide use.
  The Company's subsidiary, Albemarle PPC ("APPC"), operates a plant in Thann, France. APPC is one of the world's largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricultural chemical intermediates. APPC also operates an electrolysis unit to produce high-purity caustic potash and potassium carbonate used in the glass, water treatment, cleaning product and food industries.
APPC strengthens the Company's position in Fine Chemicals and provides substantial additional manufacturing and research and development capabilities in Europe.
  In most Fine Chemicals' product lines, the Company's plants operated near capacity during 1998, with the exception of bulk naproxen which had excess capacity.
  The Company operates on a worldwide basis with (i) manufacturing plants located in France and the United Kingdom in addition to facilities in the United States, (ii) offices and distribution terminals in Belgium, France, Japan and Singapore as well as the United States and (iii) offices in Shanghai and Bejing, China.
The Company does not believe it has significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 16, "Operating Segments and Geographic Area Information" of notes to the consolidated financial statements in Item 8 on page 40.

Competition
  The Company operates in a highly competitive marketplace, competing against a number of other companies in each of its product lines. Some markets involve a significant number of competitors, while others involve only a few. The competitors of the Company are both larger and smaller in terms of resources and market share. Competition generally is based on product performance, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.
  In general, the Company competes in all of its markets on the basis of the quality and price of its products as well as customer services by maintaining a broad range of products and by focusing resources on products in which the Company has a competitive advantage. The Company endeavors to improve its reputation for quality products, competitive prices and excellent customer service and support. Competition in connection with all of the Company's products requires continuing investments in research and development, product and process improvements and specialized customer services. Through research and development, the Company and its subsidiaries continue to seek to increase margins by introducing value-added products and products based on proprietary technologies.

Raw Materials
  Raw materials used by the Company include ethylene, potassium chloride, aluminum, ortho-toluidine, bisphenol-A, chlorine, phenol, isobutylene, caustic soda, toluene, diphenyl oxide, alumina trihydrate, dimethlyamine, phthalic anhydride, alpha olefins, maleic anhydride, ethanol, phosphorus, sulfuric acid and nitrogen, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or provided under contracts at prices the Company believes are competitive. The Company also produces bromine in Arkansas from its extensive brine reserves backed by an active leasing program. The Company has supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bromine requirements for the production of bromine fine chemicals in our Thann, France facility and provide additional bromine if requested for the Company's other bromine needs.

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

Other Matters
  On September 30, 1998, the Company finalized the purchase of 5,738,241 of its common shares through a self-tender offer at a price of $19.50 per share plus expenses for an aggregate cost of $112.7 million. During 1998, the Company purchased an additional 1,174,500 shares for $27.9 million, at an average price of $23.79 per share, in market transactions. During 1997, the Company purchased 1,560,300 shares for $37.5 million, at an average price of $24.04 per share, in market transactions. As of December 31, 1998, the Company had authorization to purchase an additional 3,508,700 shares of its common stock.
  On October 15, 1998, Albemarle Holdings Company Limited, a wholly-owned subsidiary of the Company, Jordan Dead Sea
Industries Company Limited and Arab Potash Company announced the signing of a joint venture agreement to manufacture and market bromine and derivatives from a world-scale complex to be built in Jordan, near the Dead Sea. In furtherance of the joint venture agreement between the three companies, the Jordan Bromine Company Limited was formed on January 11, 1999. Jordan Bromine Company Limited will build units at Safi, Jordan to produce bromine, tetrabromobisphenol-A flame retardant, calcium bromine, chlorine and potassium hydroxide.
  On October 30, 1998, the Company, through Albemarle UK Limited a newly created subsidiary, acquired the Teesport, United Kingdom, operations of Hodgson Specialty Chemicals division of BTP plc for approximately $15.2 million. The purchase price for this acquisition was allocated primarily to property, plant and equipment, goodwill and inventory.

Research and Patents
  The Company's research and development ("R&D") efforts support each operating segment. With respect to Polymer Chemicals, the research focus is divided between new and improved flame retardants, polymerization catalysts and new polymer additives. Flame retardant research is targeted to satisfy increasing market needs for performance and quality in products manufactured from polystyrene, acrylonitrile-butadiene-styrene (ABS) and engineered thermoplastics. Catalysts research is targeted to meet the market needs for cost-effective metallocene catalyst systems for the production of improved polyolefin polymers. Development efforts are focused on efficiently debottlenecking pilot plant capacity to meet the expected demand for these businesses and to inventory new molecules to meet the expanding needs of our customers. These efforts are expected to continue into 1999 and beyond.
  The primary focus of the Company's Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates for the pharmaceutical and agrichemical industries. A second area of focus is the development of efficient manufacturing processes for pharmaceutical and agricultural bulk active compounds which are no longer covered by patents. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These efforts are expected to continue into 1999 and beyond.
  In addition to the U.S. research facility in Baton Rouge, La., the Company's European businesses are supported by the research and development facilities at Louvain-la-Neuve, Belgium, and Thann, France.
  The Company spent approximately $29.7 million, $31.4 million and $30.4 million in 1998, 1997 and 1996, respectively, on research and development, which amounts qualified under the technical accounting definition of research and development. Total R&D department spending for 1998 was about $41.6 million, including $11.9 million related to technical services support to customers and the Company's plants, testing of existing products, quality improvement and environmental studies.
  The Company considers patents, licenses and trademarks to be of significance to its businesses. As of December 31, 1998, the Company owned 1,298 active United States and foreign patents, including 43 U.S. patents and 71 foreign patents issued in 1998. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

Environmental Regulation
The Company maintains and operates manufacturing and distribution facilities and equipment which are used in the Polymer and Fine Chemicals' segments. These are subject to environmental risks and regulations, which are discussed more fully in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Environmental Matters" on page 21.

FINANCIAL INFORMATION AS TO INDUSTRY
SEGMENTS AND GEOGRAPHIC AREAS
  The Company's operations are in the chemicals industry.
Industry segments and geographic area information for the Company's operations for the three years ended December 31, 1998, is presented in Note 16, "Operating Segments and
Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 40.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
EXPORT SALES
  Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1998, is set forth in Note 16, "Operating Segments and Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 40. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pacific region, Latin America and Europe. Foreign unaffiliated net sales are primarily in Europe, the Middle East and the Asia Pacific region.


Item 2. PROPERTIES
  The Company's principal executive offices are located at 330 South Fourth Street, Richmond, Va., 23219, and its principal operations offices are located at 451 Florida Street, Baton
Rouge, La., 70801. The Company leases its executive offices and operations offices in Richmond, Va. and Baton Rouge, La., respectively; and its regional offices in Singapore; Tokyo, Japan; and Beijing, China; as well as various other offices.
  The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

LOCATION                                    PRINCIPAL OPERATIONS
-------------------------------------------------------------------
Baton Rouge, La.        Research and product development activities
(2 facilities,
 one on leased land)
Pasadena, Texas         Production of aluminum alkyls, alkenyl
                        succinic anhydride, orthoalkylated anilines, zeolite A and other chemicals

Louvain-la-Neuve,
 Belgium                Regional offices and research and
                        customer technical service activities

Magnolia, Ark.          Production of flame retardants and bromine
(West Plant)

Magnolia, Ark.          Production of flame retardants, bromine, several
(South Plant)           inorganic bromides, agrichemical intermediates
                        and tertiary amines

Orangeburg, S.C.        Production of fine chemicals, including
                        pharmaceutical intermediates,
                        fuel additives, orthoalkylated phenols and polymer modifiers

Teesport,
 United Kingdom         Production of fine chemicals, including
                        clear completion fluids, amines and quats

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

Takaishi City,
 Osaka, Japan           Production of aluminum alkyls
(50 percent
 joint venture
 with Mitsui
 Chemicals, Inc.)

Feluy, Belgium          Production of aluminum alkyls
(Leased by Amoco
 under a 99-year
 lease but operated
 for the Company)

  The Company currently is adding capacity in the flame retardants and fine chemicals areas. The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 1999. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

Certain Agreements Between Albemarle and Ethyl
  Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements were transferred to Amoco as part of the Olefins Business sale. In addition, Albemarle and Ethyl entered into agreements (term: 10 years - Ethyl has the right to extend for one additional 10-year term), dated as of February 28, 1994 for providing for the blending by Albemarle for Ethyl of certain products and the production of others at the Company's Orangeburg, S.C., plant.

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

Pasadena, Texas Agreements
  After the sale, Amoco owns and operates the linear alpha olefins and synthetic alcohols facilities ("Amoco Pasadena plant"). Albemarle owns and operates all remaining Albemarle plants ("Albemarle Pasadena plant"). As a result of the sale, Albemarle supplies to Amoco certain utilities utilized by Amoco at the Amoco Pasadena plant and Amoco supplies to Albemarle certain utilities utilized by Albemarle at the Albemarle Pasadena plant.
  Virtually all of the utilities, services and products supplied by Albemarle to Amoco and by Amoco to Albemarle in Pasadena, Texas, are supplied at the provider's cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle to Amoco and by Amoco to Albemarle have an initial term of 10 years, with an automatic extension for an additional 10-year term, unless terminated by either party at the end of the initial term upon two years notice.
With respect to products supplied by Albemarle to Amoco, and conversely Amoco to Albemarle, each may terminate the supply of such product to the other on 180 days notice.

Feluy, Belgium Agreements
  After the sale, Amoco possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefin facilities. In addition, Amoco possesses
(under the same lease) and operates the aluminum alkyls facilities exclusively for Albemarle (term: 10 years-Albemarle has the right to extend for one additional 10-year term).
Albemarle supplies aluminum alkyl products to Amoco for use in the linear alpha olefins facility (term: 10 years-Amoco has the right to extend for one additional 10-year term). The services and products supplied by Albemarle to Amoco and by Amoco to Albemarle are at the provider's cost plus a percentage fee.


Item 3. LEGAL PROCEEDINGS
The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.
  While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they will not result ultimately in any liability that is likely to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.
  In early January 1999, the U.S. Environmental Protection Agency ("EPA"), Region 6, issued an administrative complaint under section 113 of the Clean Air Act, alleging violations of EPA's rule regarding leaks and repairs of appliances containing hydrochlorofluorocarbons. EPA proposed a civil penalty of $162,000. The Company has filed an answer and request for an administrative hearing. Although the Company is vigorously contesting the complaint, it also has requested an informal settlement conference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS
None.

PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
  The Company's common stock is traded primarily on the New York
Stock Exchange under the symbol ALB.
The market price highs and lows (per the New York Stock Exchange) by quarters for the years 1998 and 1997 are listed below:

                                  1998                  1997
Quarter                     High         Low       High        Low
-------------------------------------------------------------------
First                     25 15/16      21 1/8    20         17 7/8
Second                    26 3/16       21 5/16   21 1/2     17 3/8
Third                     25 1/16       16 3/4    27 1/4     20 13/16
Fourth                    23 3/4        16        26 3/4     21 7/8

There were 47,008,283 shares of common stock held by 8,899 shareholders of record as of December 31, 1998.
  The Company's current common stock dividend rate is $.40 per share on an annual basis after the Board of Directors on November 20, 1998 increased the quarterly dividend rate, payable January 1, 1999, by 11%, from $.09 to $.10 per share. The
Company's quarterly dividend rate was previously increased on August 27, 1997, from $.07 to $.09 per share, or 29% effective with the October 1, 1997 payment.
  Shareholders' equity per share at December 31, 1998 was $9.61, up slightly from $9.60 at December 31, 1997, primarily reflecting the purchase of 5,738,241 common shares through a tender offer finalized on September 30, 1998, and additional 1998 repurchases of 1,174,500 shares. Shareholders' equity per share at December
31, 1997 of $9.60 was up 4.6% from $9.18 at December 31, 1996.


Item 6. SELECTED FINANCIAL DATA
The information for the five years ended December 31, 1998, is contained in the "Five-Year Summary" included in Part IV, Item
14, Exhibit 99 on page 47.


Item 7. MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
  Albemarle Corporation ("the Company" or "Albemarle") became an independent company upon the spin-off by Ethyl Corporation ("Ethyl") of its olefins and derivatives, bromine chemicals and specialty chemicals businesses. As of the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding common shares of Albemarle.
  On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco").
  The following financial data and discussion provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 1998, 1997 and 1996. In addition, a discussion of consolidated financial condition and sources of additional capital is included under a separate heading, "Financial Condition and Liquidity" on page 20. An unaudited pro forma condensed consolidated statement of income for the year ended December 31, 1996, which the Company believes is important to enable the reader to obtain a meaningful understanding of Albemarle's results of operations excluding the Olefins Business, is included in Note 18, "Supplemental Pro Forma Condensed Consolidated Financial Information (Unaudited)" of the notes to the consolidated financial statements in Item 8 on pages 41 and 42. The unaudited pro forma condensed consolidated statement of income is for informational purposes only and does not purport to be indicative of the Company's future consolidated results of operations or what the consolidated results of operations would have been had Albemarle operated without the Olefins Business for all of 1996.

RESULTS OF OPERATIONS
Net Sales

  Net sales by operating segments for the three years ending
December 31, are as follows:

                               1998        1997          1996
----------------------------------------------------------------
Operating segments:
  Polymer Chemicals           $417,998   $411,134      $379,675
  Fine Chemicals               402,864    418,716       394,688
  Olefins Business                  --         --        80,118
----------------------------------------------------------------
Total                         $820,862   $829,850      $854,481
================================================================

  Net sales for 1998 amounted to $820.9 million down $9.0 million (1%) from $829.9 million in 1997. Fine Chemicals' net sales were down $15.9 million primarily due to lower shipments in agrichemicals and lower sales of non-manufactured products in the Asia Pacific region, offset in part, by higher shipments in pharmachemicals. Polymer Chemicals' net sales were up $6.9 million due to higher shipments in flame retardants and organometallics and catalysts, offset in part, by lower pricing and the effects of foreign exchange in Europe and the Asia Pacific region.
  Net sales for 1997 amounted to $829.9 million, down
$24.6 million (3%) from $854.5 million in 1996. Excluding the first two months net sales of the Olefins Business sold March 1, 1996, Albemarle's net sales for 1997 would have shown an increase of $55.5 million (7%) from 1996 due to higher shipments in Polymer Chemicals primarily organometallics, antioxidants and flame retardants, offset in part by the effects of a stronger U.S. dollar on sales in Europe and the Asia Pacific region. Fine Chemicals' net sales also were up over 1996 due primarily to higher shipments in agrichemicals and pharmachemicals.

Operating Costs and Expenses
  Cost of goods sold in 1998 decreased $8.4 million from 1997 primarily due to improved plant utilizations, the impact of the Company's cost reduction program, and lower shipments in certain products offset in part, by the unfavorable effects of foreign exchange transaction losses of $3.0 million in 1998 versus foreign exchange transaction gains of $8.3 million in 1997, with the result that the gross profit margin increased to 31.8% in 1998 from 31.5% in 1997. Overall, Albemarle's raw material costs were lower in 1998 than 1997 reflecting softness in many of the commodity markets. Average 1998 energy costs also were lower with both electricity and natural gas prices lower than 1997.
  Cost of goods sold in 1997 decreased $42.9 million from 1996 primarily due to the absence of the costs associated with the shipments of the Olefins Business for two months in 1996, offset in part by increased shipments in 1997, with the result that the gross profit margin increased to 31.5% in 1997 from 28.5% in 1996. The improvement in gross margin reflects improved plant utilizations and the impact of the Company's cost-reduction program. Average energy costs were higher during 1997 and reflected an unusually strong natural gas market. Albemarle's overall 1997 raw material prices were generally flat compared to 1996 with the exception of ethylene and ethylene derivatives which were higher.
  Selling, general and administrative expenses, combined with research and development expenses ("SG&A"), decreased $5.6 million (4%) in 1998 from 1997, due primarily to lower outside consulting costs and the effects of the Company's concerted efforts to reach a total Company benchmark SG&A rate of 15% of net sales. The 1998 reduction in SG&A compares to a reduction of $9 million (6%) in 1997 from 1996, primarily due to lower outside consulting costs and lower-employee-related expenses resulting from the Company's workforce reduction program implemented in conjunction with the sale of the Olefins Business and lower expenses associated with the exercise of stock appreciation rights and the award of restricted stock in 1996, offset in part by normal salary increases in 1997. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, decreased to 16.5% in 1998 from 17% in 1997 versus 17.5% in 1996.

Operating Profit
  Operating profit in 1998 increased 4% from 1997. Albemarle's raw material costs were lower in 1998 than 1997, reflecting softness in many of the commodity markets. Average 1998 energy costs also were lower with both electricity and natural gas prices lower than 1997. Polymer Chemicals' operating results benefited from increased shipments in flame retardants and organometallics and catalysts and improved plant utilizations in flame retardants and the impact of the Company's cost reduction program. Fine Chemicals' operating results benefited primarily from increased shipments (ibuprofen) and improved plant utilization in pharmachemicals. 1998 operating profit improvement, for both segments, was impacted by the unfavorable effects of foreign exchange versus the same period in 1997.
  Operating profit in 1997 increased 29.2% from 1996.
Excluding the first two months 1996 operating profit of the Olefins Business sold, 1997 operating profits would have shown an increase of approximately 33% over 1996. Fine Chemicals' operating results reflected increased shipments in agrichemicals and increased shipments and improved costs in pharmachemicals and bromine fine chemicals and improved costs in European potassium and chlorine chemicals, while Polymer Chemicals' operating results reflected higher shipments in organometallics and catalysts and antioxidants. Although flame retardants shipments were up, operating results for flame retardants were down in 1997 from 1996, primarily due to the effects of a stronger U.S. dollar. (See Note 16, "Operating Segments and Geographic Area Information" of the notes to the consolidated financial statements on page 40.)

Interest and Financing Expenses and Other Income
  Interest and financing expenses in 1998 increased $3.8 million from 1997 primarily due to higher average debt outstanding. This compares to a decrease of $1.8 million in 1997 from 1996 primarily due to higher capitalization of interest on capital projects in 1997.
  Other income, net, increased to $1.6 million in 1998 from $.9 million in 1997, due primarily to higher interest income. Other income, net decreased $3.1 million in 1997 from $4.0 million in 1996, due primarily to lower interest income.

Gain on Sale of Business
  The Company's 1996 earnings include a gain of approximately
$158.2 million ($94.4 million after income taxes) on the sale of the Olefins Business. (See Note 13, "Special Item" of the notes to the consolidated financial statements on page 39.)

Income Taxes
  Income taxes in 1998 decreased $2.9 million (7%) compared to 1997 due primarily to a lower effective income tax rate in 1998 of 31% versus an effective income tax rate of 33.8% in 1997. The lower effective income tax rate in 1998 reflected a nonrecurring tax benefit.
  Income taxes in 1997 decreased $56.1 million (58%) compared to 1996 reflecting a 52% decrease in pre-tax income while the effective income tax rate was 33.8% in 1997 versus a 38.3% rate for 1996. Excluding the effect of the gain on the sale of the Olefins Business, the effective income tax rate for 1996 would have been 34.5% which is slightly higher than the 1997 rate.
  See Note 12, "Income Taxes" of the notes to the consolidated financial statements on pages 37 and 38 for details of changes in effective income tax rates.

1999 Outlook
  The 1998 performance of the Company reflects high utilization of the Company's plants, stock repurchases of more than 6.9 million shares, diminished sales due to the impact of foreign exchange, the faltering Asian economies and slow starts in the sales of new products. 1998 cash flows from operations were up from 1997.
  Going forward to 1999, continuation of the high plant utilization depends upon demand for the Company's products. Interest expense will be higher in 1999, reflecting higher average debt outstanding, primarily related to the 1998 share repurchase program. The Company will continue to work on infrastructure costs through its cost control efforts. We will continue to monitor the Company's foreign exchange exposure, where possible, and, in some cases, utilize foreign exchange hedges when and where appropriate.
  For the Company's two operating segments, Polymer Chemicals and Fine Chemicals, we should see sales growth in 1999, assuming pricing, currency and volume objectives can be achieved. Sales growth likely will be greater in Fine Chemicals than in Polymer Chemicals. Volume should grow if economic conditions remain relatively strong outside of Asia and Latin America.
  New products accounted for about $50 million in sales in 1998. The Company's lower-than-expected sales from introduction of new products in 1998 was related to government regulations, market conditions and other issues. New flame retardants, additional organometallics and catalysts and several new surface actives Albemarle believes, could drive these programs forward in 1999.

Polymer Chemicals
  As we enter 1999, we are pleased with the growth of the customers we now supply in the Company's flame retardant business area. The strong increase in sales volume in 1998 took place in the face of pricing pressures that have more than reversed the 1997 price increases. We have fought to maintain excellent relationships with customers and will continue to do so. In third quarter 1999, we expect to start up a new tetrabromobisphenol-A plant in Magnolia, resulting in some additional costs. Customers are receiving qualification quantities.
  We expect to follow through on customer qualification of the Company's new SAYTEX HP-7010 flame retardant with significant sales forecasted in 1999. The Company's sales growth forecast in flame retardants is in the high-single digit, perhaps double-digit sales increase in 1999, assuming the economies in Europe and the U.S. continue to grow and we are successful in the Company's sales and support efforts for existing products, while developing the Company's new product opportunities.
  In the Company's organometallics and catalysts business, aluminum alkyls 1999 sales should be about even with 1998.
In the metallocene/single-site catalysts business, Albemarle serves the Company's customers through production of the metallocene/single-site complexes, co-catalysts, and supported catalyst systems. The production of metallocene/single-site complexes and supported catalyst systems is conducted under strict secrecy agreements. This business should grow strongly but from a small base, if polymer makers adopt these new catalysts in their processes.
  Polymer additives and intermediates sales are expected to be flat with the upside in ETHACURE 300 curative, a polyurethane curative, offset by slack demand in some of the more established products being sold into a variety of polymer applications. ETHACURE 300 curative completed all the rigorous governmental requirements on November 28, 1998.

Fine Chemicals
  We continue to pursue a pharmachemicals marketing strategy of building relationships with innovators in the pharmaceutical industry. The Company's research and development strategy is based on strong technical competencies in several important chemistries. The Company's manufacturing strategy is aimed at filling the Company's multi-purpose plant facility with other products, such as propofol and its intermediates. We continue to be very active on the naproxen qualification front for international customers, but the market growth is not as great as we expected, and a significant amount of excess manufacturing capacity is available. Globalization of the pharmachemicals business is another opportunity we will continue to pursue. Each of these issues will have the potential to impact the Company's business, and could affect the Company's projections for 1999 in pharmachemicals, where we see single-digit increases in sales.
  For 1999 in agrichemicals, we expect to achieve high single-digit increases in sales; however, research and development ("R&D") spending and other costs may bring operating profit to or a little below 1998 levels in this mature business. The Company's focus for R&D continues to be on niche fine chemicals. We continue to explore methods of increasing business outside North America. Methyl bromide sales will be restricted by government regulations to 75% of 1991 production in 1999, going to 50% in 2001 and 30% in 2003, under current U.S. and international regulations. Albemarle intends to continue sales of this product for soil fumigant purposes until sales are suspended January 1, 2005.
  Bromine and derivatives' growth in 1999 will be dependent upon the recovery of oil drilling, the continued substitution of bromine for chlorine in many applications and the integration of the Teesport, United Kingdom operation the Company acquired on October 30, 1998. Double-digit sales and operating profit growth may be possible for this portion of the Fine Chemicals' segment, dependent upon these market factors. Additional cost reductions in manufacturing and continuing favorable chlorine and other raw material prices are necessary to support this growth, however, several of these factors are not under the Company's control.
  As we begin 1999, the surface actives' biocides business is beginning to make intermediate shipments to new customers and has more than 20 product registrations pending with government authorities. Currently, we believe we can grow sales in double digits, and could do the same in operating profits with positive contributions from the new Teesport facility's products developed for this business area, and the approvals of product registrations in the United States. Other key issues in this business going into 1999 include competitive pressures in builders for detergents and the short-term startup costs associated with bringing new products on line.
  Potassium and chlorine chemicals' 1999 results will depend on the regaining of strength in the Asian economy and a favorable caustic/chlorine balance in Europe.
  In summary, the Company's two business segments, Polymer Chemicals and Fine Chemicals, should deliver high single-digit or low double-digit sales growth in 1999 with the current plan, assuming pricing, currency and volume objectives can be achieved and the economic conditions remain relatively strong outside of Asia and Latin America.
  Some of the information presented in this Annual Report
& Form 10-K constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge, there can be no assurance that actual results will not differ materially from its expectations due to a number of factors including, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the markets in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in increases in capital project requests and approvals leading to additional capital spending.

FINANCIAL CONDITION AND LIQUIDITY
  Cash and cash equivalents at December 31, 1998 were $21.2 million, which represents a decrease of $13.1 million from $34.3 million at year-end 1997.
  Cash provided from operating activities was $137.2 million, which together with $110.5 million of proceeds from borrowings and existing cash and cash equivalents of $13.1 million were used to cover operating activities in 1998, including a working capital increase (mainly reflecting higher inventories), capital expenditures, payment of quarterly dividends to common shareholders, purchase of 6,912,741 shares of common stock for $140.6 million, the acquisition of the Teesport, United Kingdom facility and repayment of a portion of long-term debt.
  Cash and cash equivalents at December 31, 1997 were $34.3 million, which represented an increase of $20.1 million from $14.2 million at year-end 1996.
  Cash provided from operating activities was $98.8 million, which together with $61.1 million of proceeds from borrowings were used to cover operating activities in 1997, including a working capital increase (mainly reflecting higher accounts receivable and inventories and a decrease in accounts payable), capital expenditures, payment of quarterly dividends to common shareholders, purchase of 1,560,300 shares of common stock for $37.5 million and repayment of a portion of long-term debt, with the balance added to cash and cash equivalents.
  The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obligations, dividend payments to common shareholders and to fund its capital expenditures.

The noncurrent portion of the Company's long-term debt amounted to $192.5 million at December 31, 1998, compared to $91.4 million at the end of 1997. The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 1998, was approximately 29.9%. (See Note 8, "Long-Term Debt" of the notes to the consolidated financial statements on pages 31 and 32 for details of the Company's long-term borrowings.)
  The Company, at December 31, 1998, had the flexibility to borrow up to a total of $500 million ($140 million outstanding at December 31, 1998) under its Competitive Advance and Revolving Credit Facility Agreement ("Credit Agreement").
The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The amount and timing of any borrowings will depend on the Company's specific cash requirements.
  The Company's foreign currency translation adjustments, net of related deferred taxes, at December 31, 1998, increased from December 31, 1997, primarily due to the strengthening of foreign currencies against the U.S. dollar. Capital expenditures in 1998 of $76.7 million were lower than the 1997 level of $85.3 million. The Company's capital spending program is expected to be in the $80 - $90 million range over the next few years. This increase is expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be about the same over the next few years. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional long-term debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where our know-how adds value.

MARKET RISK MANAGEMENT
  In the normal course of operations, the Company is exposed to changes in financial market conditions due to the denomination of its business transactions in diverse foreign currencies and the Company's ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company has established policies, procedures and internal processes governing its management of uncertain market conditions, and uses both operational and financial market actions in its risk management activities, which include the use of derivative instruments. The Company does not use derivative instruments for trading purposes. The Company only enters into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.
  Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers certain known and anticipated operating exposures by using forward contracts.
The primary currencies for which the Company has foreign currency exchange rate exposure are the euro, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, the Company has increased the degree of risk management activities to minimize their impact on earnings of future periods.
  The Company's financial instruments subject to foreign currency exchange risk consist of foreign currency forward contracts and represent a net liability position of $.4 million at December 31, 1998. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 1998, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $.6 million in the fair value of foreign currency exchange hedging contracts. A 10% depreciation of the U.S. dollar against foreign currencies would result in a decrease of $.8 million in the fair value of foreign currency exchange hedging contracts. The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 1998, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

Environmental Matters
  The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the Company's knowledge, it is currently complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.
  Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company's participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled by the Company or its predecessor company. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for
Contingencies" and Financial Accounting Standards Board's
("FASB") Interpretation No. 14, as clarified by American
Institute of Certified Public Accountant's Statement of Position 96-1. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.
  The Company's environmental and safety operating costs charged to expense, which are not considered to be normal operating costs were approximately $14.6 million in 1998 versus approximately
$13.3 million in 1997 and $11.5 million in 1996, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 1998, totaled approximately $9.2 million. There is a reasonable possibility that future remediation costs in excess of amounts already recorded could be up to $8.0 million before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or annual results of operations, but could have a material adverse impact in a particular quarterly reporting period.
  Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $8.5 million, $17.2 million and $14.7 million in 1998, 1997 and 1996, respectively. For each of the next few years, capital expenditures for these types of projects are likely to be in the same range as the 1998 level. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Year 2000 Update
General
  Albemarle's company-wide Year 2000 Project ("Project") generally is proceeding on schedule. The Project is addressing the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000. In 1994, the Company began significant re-engineering of its business processes across the Company including improved access to business information through common, integrated computing systems. As a result, Albemarle replaced its business systems with systems from SAP America, Inc., Oracle Corporation, PeopleSoft and Lotus which are designed to be Year 2000 compliant. The Company became fully operational on these systems in 1997.

Project
  The Company has a global Project team, with certain location specific sub teams. The Project includes three major areas - corporate systems, local hardware and software systems, and third-party suppliers of goods and services. The general phases of the Project are: (1) inventorying date-aware items; (2) determining criticality and assigning priorities to identified items; (3) assessing the Year 2000 compliance of items determined to be material to the Company; (4) repairing, replacing or identifying workarounds for material items that are determined not to be Year 2000 compliant; (5) testing material items; (6) identifying critical third parties; and (7) designing contingency plans. Material items are those believed by the Company to have a risk involving the safety of individuals, or that may cause damage to property or the environment, or substantially affect revenues.
  At December 31, 1998, the inventory, priority assessment and compliance assessment phases of each area of the Project were essentially complete. Corporate systems on schedule at December 31, 1998 include hardware and systems software, networks and telecommunications. All corporate systems activities are expected to be completed by mid-1999.
  Local hardware and software systems include process control and instrumentation systems, laboratory data systems and building systems. Operational improvements already underway address some of the Year 2000 concerns. Some manufacturer replacements or upgrades are behind schedule. The Company, however, estimates necessary replacements, upgrades, or work arounds should be completed by mid-1999.
  The third-party suppliers phase includes the process of identifying and prioritizing critical suppliers of goods and services and identifying their plans and progress. The Company recently has completed the identification phase and has begun evaluations of its most critical suppliers. These evaluations will be followed by the development of contingency plans as necessary. This Project phase is scheduled for completion by mid-1999, with monitoring planned through the remainder of 1999 and early 2000.

Costs
  The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position or operations. The estimated total cost of the Project is approximately $4 million of which approximately half is or will be expensed and half is or will be capital items. The estimate includes allowances for some items for which a fix or work around is still being determined. The estimate does not include Albemarle's potential share of Year 2000 costs that may be incurred by small joint ventures in which the Company participates or entities in which the Company holds a minority interest. The total amount expended on the Project through December 31, 1998, was approximately $1.6 million. Internal direct costs (compensation and benefits) are estimated for the Project and included above, but are not separately tracked.

Risks
  Since the Company's products are not date aware, Albemarle's Year 2000 issues revolve around its suppliers' ability to supply, its ability to produce, its business processes functioning properly, and its customers ability to purchase. Contingency plans will be developed for the most critical third-party suppliers of goods and services. For example, these plans may include inventory increases of raw materials and finished products and/or changes in the mix of suppliers for certain goods or services. Contingency plans for manufacturing and other business processes will include increased sensitivity at the actual changeover from December 31, 1999 to January 1, 2000 and alternative methods, including manual processing, for business information processes.
  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third-party suppliers. The Company believes with the previously accomplished implementation of global business systems and completion of the Project as scheduled, the probability of material interruptions of normal operations should be reduced significantly.
  Readers are cautioned that to the extent legally permissible, this statement should be considered a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act and that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures regarding the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 included on page 20.

New Accounting Pronouncements
The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which is effective for financial statements for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in 1999. At the time of adoption, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

(In Thousands of Dollars Except Share Data)
-----------------------------------------------------------------------
December 31                                    1998          1997
-----------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                $   21,180     $   34,322
  Accounts receivable,
   less allowance for doubtful accounts
    (1998-$2,782; 1997-$2,449)                145,207        154,421
  Inventories:
   Finished goods                              97,684         65,998
   Raw materials                               11,684          7,424
   Stores, supplies and other                  17,838         16,861
-----------------------------------------------------------------------
                                              127,206          90,283
  Deferred income taxes
   and prepaid expenses                        17,937          17,710
-----------------------------------------------------------------------
    Total current assets                      311,530         296,736
-----------------------------------------------------------------------
Property, plant and equipment,
 at cost                                    1,259,340       1,188,252
   Less accumulated depreciation
    and amortization                          744,672         691,612
-----------------------------------------------------------------------
    Net property, plant and equipment         514,668         496,640
-----------------------------------------------------------------------
Other assets and deferred charges              90,308          77,204

Goodwill and other intangibles
 - net of amortization                         21,291          17,601
-----------------------------------------------------------------------
Total assets                                $ 937,797       $ 888,181
=======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  45,073       $  50,668
  Long-term debt, current portion                 408             379
  Accrued expenses                             53,300          47,578
  Dividends payable                             4,701           4,952
  Income taxes payable                          4,454           8,983
-----------------------------------------------------------------------
    Total current liabilities                 107,936         112,560
-----------------------------------------------------------------------
Long-term debt                                192,530          91,414
Other noncurrent liabilities                   75,664          69,704
Deferred income taxes                         110,000          97,167
Shareholders' equity:
  Common stock, $.01 par value
   (authorized 150,000,000 shares)
    issued - 47,008,283 in 1998
    and 53,886,802 in 1997                        470             539
  Additional paid-in capital                   78,724         218,841
  Accumulated other comprehensive
   income (loss)                                7,360          (1,445)
  Retained earnings                           365,113         299,401
-----------------------------------------------------------------------
    Total shareholders' equity                451,667         517,336
-----------------------------------------------------------------------
Total liabilities and
 shareholders' equity                       $ 937,797       $ 888,181
=======================================================================

See accompanying notes to the consolidated financial statements.

                              -24-


Consolidated Statements of Income

(In Thousands Except Per-Share Amounts)
------------------------------------------------------------------------
Years Ended December 31                  1998        1997       1996
------------------------------------------------------------------------
Net sales                         $   820,862   $  829,850   $  854,481
Cost of goods sold                    560,057      568,424      611,353
------------------------------------------------------------------------
  Gross profit                        260,805      261,426      243,128

Selling, general and
 administrative expenses              105,435      109,273      119,260

Research and development expenses      29,655       31,446       30,442
------------------------------------------------------------------------
  Operating profit                    125,715      120,707       93,426

Interest and financing expenses         4,487          719        2,529

Gain on sale of business                   --           --     (158,157)

Other income, net                      (1,570)        (917)      (4,025)
------------------------------------------------------------------------
Income before income taxes            122,798      120,905      253,079

Income taxes                           38,066       40,923       97,020
------------------------------------------------------------------------
Net income                        $    84,732   $   79,982   $  156,059
========================================================================
Basic earnings per share          $      1.64   $     1.45   $     2.67

Shares used to compute
 basic earnings per share              51,558       55,164       58,353
========================================================================
Diluted earnings per share        $      1.63   $     1.44   $     2.65
Shares used to compute
 diluted earnings per share            52,136       55,668       58,842
========================================================================
Cash dividends declared
 per share of common stock        $       .37   $      .32   $      .25
========================================================================

See accompanying notes to the consolidated financial statements.

                                -25-

Consolidated Statements of Changes In Shareholders' Equity

(In Thousands of Dollars Except Share Data)
-----------------------------------------------------------------------
                                                        Accumulated
                                                           Other
                           Common Stock      Paid-in   Comprehensive
                         Shares    Amounts   Capital   Income (Loss)
-----------------------------------------------------------------------

Balance,
 January 1, 1996         66,076,853   $ 661   $ 498,827    $ 27,604
-----------------------------------------------------------------------
Comprehensive income:
  Net income for 1996
  Foreign currency
   translation
   (net of deferred
    tax benefit of $6,675)                                 (10,927)
 Total comprehensive income
Cash dividends declared
 for 1996
Exercise of stock
 options
 and SARs                  178,840       2      2,636
Award of restricted
 stock                      34,680                832
Shares purchased and
 retired               (11,244,190)   (113)  (251,405)
-----------------------------------------------------------------------
Balance at
 December 31, 1996      55,046,123     550    250,890       16,677
-----------------------------------------------------------------------
Comprehensive income:
 Net income for 1997
 Foreign currency
  translation
  (net of deferred tax
   benefit of $11,072)                                     (18,122)
 Total comprehensive income
Cash dividends declared
 for 1997
Exercise of
 stock options
  and SARs                400,919        4      5,451
Shares purchased
 and retired           (1,560,300)     (15)   (37,500)
------------------------------------------------------------------------
Balance at
December 31, 1997      53,886,802      539    218,841      (1,445)
------------------------------------------------------------------------
Comprehensive income:
 Net income for 1998
 Foreign currency translation
  (net of taxes of $5,380)                                  8,805
 Total comprehensive income
Cash dividends
 declared for 1998
Exercise of
 stock options            34,222                 419
Shares purchased
 and retired          (6,912,741)     (69)  (140,536)
-------------------------------------------------------------------------
Balance at
December 31, 1998     47,008,283   $  470  $  78,724    $  7,360
=========================================================================

See accompanying notes to the consolidated financial statements.



Consolidated Statements of Changes In Shareholders' Equity

(In Thousands of Dollars Except Share Data)
-------------------------------------------------------------------------

                                              Total
                             Retained       Shareholders'
                             Earnings         Equity
-------------------------------------------------------------------------
Balance,
 January 1,
  1996                       $ 95,474        $ 622,566
-------------------------------------------------------------------------
Comprehensive income:
  Net income for 1996         156,059          156,059
  Foreign currency translation
   (net of deferred tax
    benefit of $6,675)                         (10,927)
                                              -----------
 Total comprehensive income                    145,132
Cash dividends declared
 for 1996                     (14,452)         (14,452)
Exercise of stock
 options and SARs                                2,638
Award of restricted
 stock                                             832
Shares purchased and
 retired                                      (251,518)
--------------------------------------------------------------------------
Balance  at
 December 31, 1996            237,081          505,198
--------------------------------------------------------------------------
Comprehensive income:
 Net income for 1997           79,982           79,982
 Foreign currency translation
  (net of deferred tax
   benefit of $11,072)                         (18,122)
                                               --------
 Total comprehensive income                     61,860
Cash dividends declared
 for 1997                     (17,662)         (17,662)
Exercise of
 stock options
  and SARs                                       5,455
Shares purchased
 and retired                                   (37,515)
--------------------------------------------------------------------------
Balance at
December 31, 1997             299,401          517,336
--------------------------------------------------------------------------
Comprehensive income:
 Net income for 1998           84,732           84,732
 Foreign currency translation
  (net of deferred taxes
   of $5,380)                                    8,805
                                                -------
 Total comprehensive income                     93,537
Cash dividends declared
 for 1998                     (19,020)         (19,020)
Exercise of
 stock options                                     419
Shares purchased
 and retired                                  (140,605)
-------------------------------------------------------------------------
Balance at
December 31, 1998          $  365,113        $ 451,667
=========================================================================

See accompanying notes to the consolidated financial statements.

                                        -26-


Consolidated Statements of Cash Flows

(In Thousands of Dollars)
-----------------------------------------------------------------------
Years Ended December 31               1998          1997        1996
=======================================================================
Cash and cash equivalents at
 beginning of year                 $ 34,322     $ 14,242      $ 33,130
-----------------------------------------------------------------------
Cash flows from operating activities:
 Net income                          84,732       79,982       156,059
 Adjustments to reconcile
  net income to cash flows
  from operating activities:
   Depreciation and amortization     75,012       69,044        71,044
   Deferred income taxes              7,730        8,070       (21,404)
   Gain on sale of business              --           --      (158,157)
   Change in assets and
    liabilities, net of effects of the
    purchase/sale of businesses:
      Decrease (increase) in
       accounts receivable           14,528      (21,069)       (9,830)
      (Increase) in inventories     (31,557)     (11,378)       (3,234)
      (Decrease) increase in
       accounts payable              (7,008)     (12,889)       13,001
      Increase (decrease) in
       accrued expenses and
       income taxes                     399      (11,423)      (11,596)
      Other, net                     (6,622)      (1,529)       (7,414)
------------------------------------------------------------------------
      Net cash provided
       from operating activities    137,214       98,808        28,469
------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures               (76,747)     (85,284)      (90,439)
 Acquisition of business            (15,229)          --            --
 Proceeds from sale of business,
  net of expenses and $42,297
  of trade accounts payable paid
  by the Company                         --           --       487,345
  Other, net                          2,213       (5,006)        2,318
------------------------------------------------------------------------
      Net cash (used in) provided
       from investing activities    (89,763)     (90,290)      399,224
------------------------------------------------------------------------
Cash flows from financing activities:
 Purchases of common stock         (140,605)     (37,515)     (251,518)
 Repayments of long-term debt       (11,652)        (413)     (206,672)
 Proceeds from borrowings           110,516       61,102        23,944
 Dividends paid                     (19,271)     (16,563)      (14,233)
 Proceeds from exercise of
  stock options                         419        4,951         1,898
------------------------------------------------------------------------

      Net cash (used in) provided
       from financing activities    (60,593)      11,562      (446,581)
------------------------------------------------------------------------
(Decrease) increase in cash
 and cash equivalents               (13,142)      20,080       (18,888)
------------------------------------------------------------------------
Cash and cash equivalents
 at end of year                  $   21,180     $ 34,322      $ 14,242
========================================================================

See accompanying notes to the consolidated financial statements.

                                  -27-

Notes to the Consolidated Financial Statements


NOTE 1   Summary of Significant Accounting Policies:

Consolidation
  The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its wholly-owned subsidiaries ("the Company" or "Albemarle"). All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation
  Albemarle Corporation became an independent company upon the spin-off by Ethyl Corporation ("Ethyl") of its olefins and derivatives, bromine chemicals and specialty chemicals businesses ("the predecessor businesses"). As of the close of business on February 28, 1994, Ethyl distributed to its common shareholders all of the outstanding common shares of Albemarle. The distribution was made in the form of a tax-free dividend. One share of the Company's common stock was distributed to Ethyl common shareholders for every two shares of Ethyl common stock held.
  On March 1, 1996, the Company sold its alpha olefins, poly alpha olefins and synthetic alcohols businesses ("Olefins Business") to Amoco Chemical Company ("Amoco"). Due to the significance of the sale on the operations of the Company, certain unaudited pro forma disclosures have been included. See Note 18, "Supplemental Pro Forma Condensed Consolidated Financial Information (Unaudited)".
  Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

Cash and Cash Equivalents
  Cash and cash equivalents in the accompanying consolidated financial statements consist of cash and time deposits of the Company for the years ended December 31, 1998 and 1997. Time deposits of 90 days or less are stated at cost, which approximates market value.

Accumulated Other Comprehensive Income (Loss)
  Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which established rules for the reporting and the display of comprehensive income. The Company reflects foreign currency translation adjustments of $14,185,000, ($29,194,000) and ($17,602,000) in 1998, 1997, and 1996, respectively, net of deferred income taxes (tax benefits) in accumulated other comprehensive income (loss) in the shareholders' equity section of the consolidated balance sheets and displays the components of comprehensive income in the consolidated statements of changes in shareholders' equity. The adoption of SFAS No. 130 had no effect on financial position or operations of the Company. Prior years' financial statements have been reclassified to reflect current presentation.

Foreign Currency Translation
  The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average rates for the periods presented. Translation adjustments have no effect on net income. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in (losses) gains of $(3,023,000), $8,325,000 and $8,049,000 in 1998, 1997 and
1996, respectively.

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

Property, Plant and Equipment
  Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
  The Company evaluates historical and expected undiscounted operating cash flows of the related business units or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded property, plant and equipment is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business or circumstances have occurred which might impair recovery.
  The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the well. On a yearly basis, for all wells, this approximates a unit-of-production method based upon estimated reserves and production volumes.
                           -28-

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

Goodwill and Other Intangibles
  Goodwill and other intangibles consist principally of goodwill, product licenses and patents. Goodwill amounting to $18,913,000 and $14,528,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization and effects of foreign currency translation adjustments, arose from the 1998 acquisition of the Teesport, United Kingdom, operations of Hodgson Specialty Chemicals division of BTP plc and the 1993 acquisition of Potasse et Produits Chimiques SA ("PPC") and is being amortized on a straight-line basis over periods of 16 to 20 years. Intangible assets ($2,378,000 and $3,073,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization and effects of foreign currency translation adjustments) are amortized on a straight-line basis over periods from three to 17 years. Amortization of goodwill and other intangibles amounted to $2,097,000, $2,754,000 and $4,255,000 for
1998, 1997 and 1996, respectively.
  Accumulated amortization of goodwill and other intangibles was $14,795,000 and $12,698,000 at the end of 1998 and 1997,
respectively. The Company evaluates historical and expected undiscounted operating cash flows of the related business units to determine the future recoverability of any goodwill recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business or circumstances have occurred which might impair recovery.

Research and Development Expenses
  The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred.

Pension Plans and Other Postretirement Benefits
  Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No.
87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". The policy of the Company is to fund postretirement health benefits for retirees on a pay-as-you-go basis.
  During 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revised and standardized the disclosure requirements for pensions and other postretirement benefit plans to the extent practicable. It does not change the measurement or recognition of these plans.

Employee Savings Plan
  Certain Company employees participate in the Albemarle defined contribution 401(k) employee savings plan which is generally available to all full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.
The plan is funded with contributions by participants and the Company. Expenses recorded for the 401(k) plan by the Company approximated $5,100,000, $4,900,000 and $4,900,000 in 1998, 1997
and 1996, respectively.

Income Taxes
  The Company and its subsidiaries file consolidated U.S. Federal income tax returns and individual foreign income tax returns.
  Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. It is the Company's policy to record deferred income taxes on any undistributed earnings of foreign subsidiaries that are not deemed to be, or are not intended to be, permanently reinvested in those subsidiaries.
  In connection with the spin-off as of the close of business on February 28, 1994, the Company and Ethyl entered into a tax sharing agreement whereby Ethyl agreed to indemnify and hold harmless the Company against all taxes attributable to the predecessor businesses prior to the spin-off, with the exception of certain of the Company's subsidiaries which remained responsible for their taxes.
                            -29-

Earnings Per Share
  The Company calculates earnings per share ("EPS") as required by SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted EPS.

Financial Instruments
  The Company manages its foreign currency exposures by maintaining certain assets and liabilities in approximate balance and through the use of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual agreements are major financial institutions with which the Company generally also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.
  The Company enters into forward currency exchange contracts, which typically expire within one year, in the regular course of business to assist in managing its exposure against foreign currency fluctuations on sales and intercompany transactions.
While these hedging contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward contracts are recognized currently in income.
The Company had outstanding forward exchange contracts at December 31, 1998, hedging Japanese yen receivables and revenues with a notional value totaling $6,512,000. The Company had outstanding forward exchange contracts at December 31, 1997, hedging Japanese yen and German mark receivables and revenues with a notional value totaling $23,527,000. For the years ended December 31, 1998, 1997 and 1996, the Company recognized (losses) gains of $(876,000), $2,167,000 and $694,000, respectively, in income before income taxes on its forward exchange contracts.

Stock-Based Compensation
  SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations (See Note 9, "Capital Stock"). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

New Accounting Pronouncements
  The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998, which is effective for financial statements for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in 1999. At the time of adoption, this standard is not expected to have a material impact on the financial position or results of operations of the Company.



NOTE 2   Supplemental Cash Flow Information:
  Supplemental information for the consolidated statements of cash flows is as follows:

(In Thousands)                      1998       1997        1996
------------------------------------------------------------------
Cash paid during the year for:
  Income taxes                     $37,650    $37,475    $110,771
  Interest and financing
   expenses (net of
   capitalization)                   4,492        574       2,910
==================================================================

NOTE 3   Earnings Per Share:
  Basic and diluted earnings per share are calculated as follows:

(In Thousands, Except Per-Share Data) 1998     1997        1996
------------------------------------------------------------------
Basic earnings per share
Numerator:
 Income available to
  stockholders, as reported         $84,732   $79,982    $156,059
Denominator:
 Average number of shares of
  common stock outstanding           51,558    55,164      58,353
------------------------------------------------------------------
Basic earnings per share            $  1.64   $  1.45    $   2.67
==================================================================
Diluted earnings per share
Numerator:
Income available to
 stockholders, as reported          $84,732   $79,982    $156,059
------------------------------------------------------------------
Denominator:
Average number of shares of
 common stock outstanding            51,558    55,164      58,353
Shares issuable upon exercise
 of stock options                       578       504         489
------------------------------------------------------------------
Total shares                         52,136    55,668      58,842
------------------------------------------------------------------
Diluted earnings per share          $  1.63   $  1.44    $   2.65
==================================================================


NOTE 4   Inventories:
  Domestic inventories stated on the LIFO basis amounted to $68,201,000 and $42,957,000 at December 31, 1998 and 1997,
respectively, which are below replacement cost by approximately
$34,766,000 and $35,983,000, respectively.




NOTE 5   Deferred Income Taxes and Prepaid Expenses:

  Deferred income taxes and prepaid expenses consist of the following:

(In Thousands)                       1998             1997
------------------------------------------------------------------
Deferred income taxes - current     $15,250         $14,680
Prepaid expenses                      2,687           3,030
------------------------------------------------------------------
Total                               $17,937         $17,710
==================================================================


NOTE 6   Property, Plant and Equipment:
Property, plant and equipment, at cost, consists of the following:

(In Thousands)                      1998              1997
-------------------------------------------------------------------
Land                              $ 18,887           $ 18,582
Land improvements                   35,849             36,177
Buildings                           87,186             83,906
Machinery and equipment          1,075,277            993,160
Construction in progress            42,141             56,427
------------------------------------------------------------------
Total                           $1,259,340         $1,188,252
==================================================================

  The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements - 5 to 30 years; buildings - 10 to 40 years; and machinery and equipment - 3 to 25 years.
  Interest capitalized on significant capital projects in 1998, 1997, and 1996 was $1,598,000, $1,826,000 and $823,000,
respectively, while amortization of capitalized interest (which is included in depreciation expense) in 1998, 1997 and 1996 was $1,460,000, $1,382,000 and $1,610,000, respectively.




NOTE 7   Accrued Expenses:
  Accrued expenses consist of the following:

(In Thousands)                      1998              1997
-----------------------------------------------------------------
Employee benefits, payroll
 and related taxes                $25,592            $21,392
Taxes other than income
and payroll                         6,860              3,900
Other                              20,848             22,286
-----------------------------------------------------------------
Total                             $53,300            $47,578
=================================================================



NOTE 8   Long-Term Debt:
  Long-term debt consists of the following:

(In Thousands)                       1998             1997
----------------------------------------------------------------
Variable-rate bank loans         $169,600           $77,000
Foreign borrowings                 22,216            13,645
Miscellaneous                       1,122             1,148
----------------------------------------------------------------
  Total                           192,938            91,793
----------------------------------------------------------------
Less amounts due within one year      408               379
----------------------------------------------------------------
  Long-term debt                 $192,530           $91,414
================================================================

  Maturities of long-term debt for the next five years are as follows: 1999- $408,000; 2000 - $366,000; 2001 - $369,000;
2002 - $190,325,000; 2003 - $380,000 and 2004 through
2016 - $1,090,000.
                           -31-

On September 24, 1996, the Company entered into a five-year, $500 million unsecured Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement"). The maturity date of the Credit Agreement was extended to September 29, 2002. At December 31, 1998 and 1997, $140 and $70 million in borrowings were outstanding under the Credit Agreement, respectively. The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to limit consolidated indebtedness (as defined) to not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The average interest rate on 1998 and 1997 borrowings under the Credit Agreement was 5.70% and 5.88%, respectively, with a year-end interest rate of 5.67% and 6.11% on the balance outstanding at December 31, 1998 and 1997, respectively.
  The Company has four additional agreements with domestic banks which provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of $135 million at the individual bank's money market rate. At December 31, 1998 and 1997, $29.6 million and $7 million in borrowings from these agreements were outstanding, respectively, which the Company has the ability to refinance with borrowings under the Credit Agreement; therefore, these amounts have been classified as long-term debt. The average interest rate on borrowings under these agreements was 5.51% and 5.64% in 1998 and 1997, respectively, with a year-end interest rate of 5.40% and 6.88% on balances outstanding at December 31, 1998 and 1997, respectively.
  One of the Company's foreign subsidiaries modified an existing agreement with a foreign bank during 1998 which provides immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($21.7 million) at the individual bank's money market rate. At December 31, 1998 and 1997, borrowings under this agreement consisted of 2.3 billion Japanese yen ($19.6 million) and 1.5 billion Japanese yen ($11.6 million), respectively. The average interest rate on borrowings under this agreement was 1.62% and 1.63% in 1998 and 1997, respectively. Another foreign subsidiary of the Company entered into an agreement with a foreign bank during 1998 to provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 3 million British pound sterling ($5 million) at the individual bank's money market rate. This agreement has been guaranteed by the Company. At December 31, 1998, borrowings under this agreement consisted of approximately 0.4 million British pounds sterling ($0.7 million). The average interest rate on borrowings under this agreement was 7.6%. The Company has the ability to refinance borrowings from these agreements with borrowings under the Credit Agreement. Therefore, these amounts have been classified as long-term debt. Additional foreign borrowings at December 31, 1998 and 1997, consisted of 10.5 million French francs ($1.9 million) and 12.57 million French francs ($2.1 million), respectively. The average interest rate on these borrowings were 0.48% and 0.50% in 1998 and 1997, respectively.
  One of the Company's foreign subsidiaries has a separate, additional agreement with a foreign bank which provides an immediate uncommitted credit line, on a short-term basis, up to a maximum of approximately $14.5 million at the individual bank's money market rate. This agreement has been guaranteed by the Company. At December 31, 1998 and 1997, no borrowings were outstanding under this agreement, respectively.



NOTE 9   Capital Stock:

Preferred Stock
  The Company has the authority to issue 15,000,000 shares of preferred stock, in one or more classes or series. No shares of the Company's preferred stock have been issued to date.

Stock Purchases
  On September 30, 1998, the Company finalized the purchase of 5,738,241 of its common shares through a self-tender offer at a price of $19.50 per share plus expenses for an aggregate cost of approximately $112.7 million. Earlier in 1998, the Company purchased, in market transactions, an additional 1,174,500 shares for $27.9 million, at an average price of $23.79 per share. During 1997, the Company purchased, in market transactions, 1,560,300 shares for $37.5 million, at an average price of $24.04 per share.
  On April 1, 1996, the Company purchased 9,484,465 of its common shares through a self-tender offer at a price of $23 per share plus expenses for an aggregate cost of $219.4 million, following the sale of the Olefins Business to Amoco. During 1996, the Company purchased an additional 1,756,500 shares for $32.1 million, at an average price of $18.25 per share, in market transactions. As of December 31, 1998, the Company had authorization to purchase an additional 3,508,700 shares of its common stock.

Stock Option Plans
  The Company has two incentive plans (1994 and 1998 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options ("stock options"), stock appreciation rights ("SARs"), and restricted stock awards and performance awards ("stock awards"). Under the 1998 plan, which was approved by shareholders at the 1998 Annual Meeting, a maximum of 3,000,000 shares of the Company's common stock may be issued as incentive awards, stock options, SARs or stock awards. Under the 1994 plan, a maximum of 3,200,000 shares of the Company's common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. After the adoption of the 1998 plan, it is not anticipated that any additional grants or awards will be made under the 1994 plan.
                           -32-

  Stock options outstanding under the two plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant and expire 7 to 10 years after issuance. The stock options become exercisable based upon growth in either operating earnings as defined from the base-year earnings, or the increase in fair market value ("FMV") of the Company's common stock, during a specified period, from the FMV on the date of grant. However, stock options for 40,000 shares granted in 1998 become exercisable at the end of the sixth year.
  Restricted stock award agreements totaling 250,000 of contingent shares of Albemarle common stock were made with certain employees of the Company in 1998. These shares earn out over a two- or four-year period based on certain performance criteria, which, if exceeded, could result in as many as 500,000 shares of restricted stock being issued, or none may be issued if the performance criteria are not met.
  The compensation expense associated with these programs in 1998, 1997 and 1996 amounted to approximately $2.2 million, $1.3 million and $2.6 million, respectively.

Stock option activity in 1996, 1997 and 1998 is shown below:

                                                          Weighted-
                                                          Average
            Shares Available   Options                   Exercise
               for Grant      Activity   Options Price    Price
--------------------------------------------------------------------
January 1, 1996   1,420,619   1,770,409   $9.45 - $14.81  $13.05
--------------------------------------------------------------------
Non-qualifying
 stock options
 granted           (293,000)    293,000*          $17.38  $17.38
Exercised                --    (301,646)  $9.45 - $13.47  $13.00
Lapsed               10,000     (10,000)          $13.13  $13.13
Restricted
 stock awards       (34,680)
--------------------------------------------------------------------
December 31, 1996 1,102,939   1,751,763   $9.45 - $17.38  $13.78
--------------------------------------------------------------------
Exercised                --    (473,254)  $9.45 - $14.81  $13.03
--------------------------------------------------------------------
December 31, 1997 1,102,939   1,278,509   $9.45 - $17.38  $14.06
--------------------------------------------------------------------
1998 Plan
 adoption         3,000,000
Non-qualifying
 stock options
 granted           (590,000)    590,000*  $25.25 - $25.75 $25.71
Exercised                --     (34,222)  $9.45 - $13.47  $12.26
Restricted stock
 awards            (250,000)
-------------------------------------------------------------------
December 31, 1998 3,262,939   1,834,287   $10.36 - $25.75 $17.84
===================================================================
*The weighted average fair values of options granted during 1998 and 1996 were $7.26 and $6.47, respectively.


The following table summarizes information about fixed-price stock options at December 31, 1998:



        Options Outstanding                     Options Exercisable
---------------------------------------------------------------------
                          Weighted-    Weighted-|            Weighted-
              Number      Average      Average  | Number      Average
 Exercise  Outstanding    Remaining    Exercise |Exercisable  Exercise
  Prices    @ 12/31/98 Contractual Life  Price  |@12/31/98    Price
----------------------------------------------------------------------
  $12.29      1,708       0.7 years   $ 12.29   |    1,708     $ 12.29
   10.36      5,339       1.8 years     10.36   |    5,339       10.36
   12.12     18,759       3.0 years     12.12   |   18,759       12.12
   13.47     33,860       4.0 years     13.47   |   33,860       13.47
   13.13    891,621       5.2 years     13.13   |  891,621       13.13
   17.38    293,000       7.7 years     17.38   |  175,800       17.38
   25.25     50,000       9.3 years     25.25   |     --         25.25
   25.75    500,000       9.3 years     25.75   |     --         25.75
   25.75     40,000       6.8 years     25.75   |     --         25.75
----------------------------------------------------------------------
          1,834,287                              1,127,087
======================================================================
                               -33-

  As discussed in Note 1, "Summary of Significant Accounting Policies", the Company accounts for stock-based compensation plans under APB Opinion No. 25. If compensation cost had been determined based on the fair value at the grant date for awards made in 1998 and 1996 under the Plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1998            1997
------------------------------------------------------------------
Net income       as reported           $84,732         $79,982
                 pro forma             $83,924         $79,394
Basic earnings   as reported           $  1.64         $  1.45
per share        pro forma             $  1.63         $  1.44
Diluted earnings as reported           $  1.63         $  1.44
per share        pro forma             $  1.61         $  1.43
==================================================================

  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1998 and 1996, respectively: dividend yield 1.94% and 2.61%; expected volatility of 30.44% and 29.33%; risk-free interest rate of 4.65% and 6.39%; and expected lives of 7 and 8 years.




NOTE 10   Rental Expense and Other Data:

Rental Expense
  The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. Future minimum lease payments for the next five years for all noncancelable leases as of December 31, 1998 are $6,430,000 for 1999, $4,715,000 for 2000, $3,373,000 for 2001,
$2,719,000 for 2002, $2,066,000 for 2003, and amounts payable after 2003 are $1,000. Rental expense was approximately
$12,400,000 for 1998, $13,200,000 for 1997, and $15,000,000 for
1996.

Contractual and Other Commitments
  Contractual obligations for plant construction, purchases of real property and equipment and various take or pay and throughput agreements amounted to approximately $20,000,000 at December 31, 1998.

Service Agreements
  The Company and Ethyl are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl's additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, S.C.
plant. The Company's billings to Ethyl in 1998, 1997 and 1996 in connection with these agreements amounted to approximately $31 million, $29 million and $34 million, respectively.
  The Company and MEMC Pasadena, Inc. ("MEMC Pasadena") are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site which is located at Albemarle's Pasadena plant and on which the electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company's billings to MEMC Pasadena, in connection with these agreements amounted to approximately $9 million in 1998, $38 million in 1997 and $41 million in 1996. The reduction in 1998 from 1997 was the result of the Company providing fewer services as a result of the 1997 revision to the agreements, including, but not limited to, plant operations and engineering costs.
  The Company and Amoco are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to Amoco, and Amoco provides operating and support services, certain utilities and products to Albemarle.
The Company's billings to Amoco in 1998, 1997 and 1996, in connection with these agreements, amounted to approximately $41 million, $42 million and $42 million, respectively. Amoco's billings to the Company in 1998, 1997 and 1996, in connection with these agreements, amounted to $17 million, $15 million and $17 million, respectively.

Environmental
  The Company accrues for environmental remediation costs and post-remediation costs on an undiscounted basis at facilities or off-plant disposal sites that relate to existing conditions caused by past operations in the accounting period in which responsibility is established and when the related costs are estimable. In developing these cost estimates, evaluation is given to currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary. The Company has recorded liabilities of approximately $9.2 million and $8.9 million at December 31, 1998 and 1997, respectively, which represents management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations.
  Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available
                        -34-
information, that there is a reasonable possibility that future environmental remediation costs to be incurred over a period of time associated with the Company's past operations in excess of amounts already recorded, could be up to $8.0 million before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded will not have a material adverse impact on its financial condition or annual results of operations, but could have a material adverse impact in a particular quarterly reporting period.

Litigation
  The Company is from time-to-time subject to routine litigation incidental to its businesses. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company's results of operations or financial condition. Accordingly, no additional disclosures are required.




NOTE 11   Pension Plans and Other Postretirement Benefits:
  The Company has primarily noncontributory defined benefit pension plans covering most employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods presented includes amounts related to salaried and hourly plans. The prepaid benefit cost related to pensions is included in "Other assets and deferred charges" on the consolidated balance sheets.
  The Company provides postretirement medical benefits and life insurance for certain groups of retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying all or most of the cost of a composite monthly premium designed to cover the claims incurred by active and retired employees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. The accrued postretirement benefit cost is included in "Other noncurrent liabilities" in the consolidated balance sheets.
  Pension coverage for employees of the Company's foreign subsidiaries is provided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company's other pension disclosure information presented.
					-35-

  The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans as well as a summary of significant assumptions:


(In Thousands
 Except for                                     Other
 Assumptions)  	     Pension Benefits    Postretirement Benefits
------------------------------------------------------------------
                     1998          1997     1998          1997
------------------------------------------------------------------
Change in benefit obligation
------------------------------------------------------------------
Benefit obligation
 at January 1    $ 302,807     $ 274,780  $ 50,060      $ 47,050
Service cost         8,419         7,350     1,940         1,765
Interest cost       21,407        20,361     3,600         3,286
Amendments             236            --        14            --
Change in discount
 rate assumptions   21,537        10,409     4,285         1,894
Actuarial loss
 (gain)                967         5,203       288        (1,981)
Benefits paid      (14,867)      (14,296)   (1,481)       (1,954)
Effect of
 foreign exchange      523        (1,000)       --            --
------------------------------------------------------------------
Benefit obligation
 at December 31  $ 341,029     $ 302,807  $ 58,706      $ 50,060
==================================================================
Change in plan assets
------------------------------------------------------------------
Fair value of
 plan assets at
 January 1       $ 435,172     $ 382,190  $  6,708      $  7,339
Actual return
 on plan assets     57,356        66,759       471           610
Employer
 contributions       2,161           618       929           713
Benefits paid      (14,774)      (14,019)   (1,481)       (1,954)
Effect of
 foreign exchange      144          (376)       --            --
------------------------------------------------------------------
Fair value of
 plan assets
 at December 31  $ 480,059     $ 435,172 $   6,627     $   6,708
==================================================================
Funded status of plans
------------------------------------------------------------------
Over (under)
 funded status   $ 139,030     $ 132,365 $ (52,079)    $ (43,352)
Unrecognized
 net gain          (73,406)      (74,642)   (4,227)       (9,297)
Unrecognized
 prior service cost  9,254        10,458       895           980
Unrecognized net
 transition asset   (7,693)      (10,411)       --            --
-----------------------------------------------------------------
Prepaid (accrued)
 benefit cost
 at December 31  $  67,185     $  57,770 $ (55,411)    $ (51,669)
=================================================================
Assumptions as of December 31
-----------------------------------------------------------------
Discount rate         6.75%         7.25%     6.75%         7.25%
Expected return
 on plan assets       9.50%         9.50%     9.50%         9.50%
Rate of
 compensation
 increase             4.50%         4.50%     4.50%         4.50%
=================================================================

The components of net periodic pension and postretirement benefit
(income) expense are as follows:

(In Thousands)   Pension Benefits    Other Postretirement Benefits
-----------------------------------------------------------------

               1998    1997    1996     1998      1997     1996
-----------------------------------------------------------------
Service
 cost      $  8,419 $ 7,350 $  7,367  $ 1,940   $ 1,765   $ 1,855
Interest
 cost        21,407  20,361   18,950    3,600     3,286     3,222
Expected
 return on
 assets     (35,984)(32,714) (30,133)    (588)    (610)     (660)
Amortization
 of prior
 service cost 1,466   1,445    1,436       99       98        98
Amortization
 of (gain)
 loss            58      37       --     (381)    (573)     (349)
Amortization
 of transition
 asset       (2,718) (2,719)  (2,718)      --       --        --
-----------------------------------------------------------------
Benefit
(income)
 expense   $ (7,352)$(6,240)$ (5,098) $ 4,670  $ 3,966   $ 4,166
=================================================================
					-36-

  In 1996, the Company recognized a one-time curtailment loss and special termination benefits charge related to pension plans of $5.5 million and a one-time curtailment gain related to other postretirement benefits of $0.7 million, which were both included in the net gain on the sale of the Olefins Business (See Note 13, "Special Items"), as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," reflecting the effects of the transfer of approximately 550 people who supported the Olefins Business sold to Amoco.
  The assumed health care cost trend rate was 9% in 1998, 10% in 1997 and 11% in 1996, declining by 1% per year to an ultimate rate of 7%, except that managed care costs were assumed to be 6% in 1998, 7% in 1997 and 8% in 1996.
  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates at December 31, 1998 would have the following effects:

                    One-Percentage-     One-Percentage-
(In Thousands)      Point Increase       Point Decrease
--------------------------------------------------------
Effect on total
 of service and
 interest cost
 components             $ 1,000            $    (800)
--------------------------------------------------------
Effect on
 postretirement
 benefit obligation     $ 7,300            $  (5,800)
========================================================

Other Postemployment Benefits
  The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The accrued postemployment benefit liability was approximately $1.7 million at the end of 1998, a decrease of about $0.2 million from 1997.




NOTE 12   Income Taxes:
  Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

(In Thousands)
Years ended December 31         1998       1997         1996
----------------------------------------------------------------
Income before income taxes:
 Domestic                     $110,877   $100,157     $232,889
 Foreign                        11,921     20,748       20,190
----------------------------------------------------------------
   Total                      $122,798   $120,905     $253,079
================================================================
Current income taxes (benefits):
 Federal                      $ 29,413   $ 26,586    $ 101,698
 State                           1,516      1,981       12,478
 Foreign                          (593)     4,286        4,248
----------------------------------------------------------------
   Total                        30,336     32,853      118,424
----------------------------------------------------------------
Deferred income tax (benefits):
 Federal                         7,456      7,568      (18,070)
 State                             835      1,042       (2,415)
 Foreign                          (561)      (540)        (919)
----------------------------------------------------------------
   Total                         7,730      8,070      (21,404)
----------------------------------------------------------------
Total income taxes            $ 38,066   $ 40,923     $ 97,020
================================================================
                             -37-

  The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                        % of Income Before Income Taxes
----------------------------------------------------------------
                             1998        1997        1996
----------------------------------------------------------------
Federal statutory rate       35.0%       35.0%       35.0%
Foreign sales corporation
 benefit                     (2.1)       (1.9)       (2.9)
State taxes, net of
 federal tax benefit          1.3         1.5         2.6
Depletion                    (1.1)       (1.1)       (1.1)
Other items, net             (2.1)        0.3         0.9
----------------------------------------------------------------
Effective income tax
 rate on operations          31.0        33.8        34.5
Sale of business               --          --         3.8
---------------------------------------------------------------
Effective income tax rate    31.0%       33.8%       38.3%
===============================================================

  The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 1998 and 1997, consist of the following:

(In Thousands)                    1998            1997
---------------------------------------------------------------
Deferred tax assets:
  Postretirement benefits
   other than pensions         $ 20,760         $19,751
  Future employee benefits        7,048           6,374
  LIFO inventories                5,103           5,102
  Accrued liabilities             3,476           2,891
  Intercompany profit
   in inventories                 2,957           3,484
  Environmental reserves          2,936           2,634
  Belgian subsidiary
   net operating loss
   carryforwards                     --           9,384
  Foreign currency
   translation adjustments           --             928
  Other                           4,136           3,871
--------------------------------------------------------------
Gross deferred tax assets        46,416          54,419
  Valuation allowances               --          (2,105)
--------------------------------------------------------------
Net deferred tax assets          46,416          52,314
--------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                  100,876          93,243
  Pensions                       24,709          20,975
  Gain on Belgian
   intercompany loan              7,648           7,648
  Foreign currency
   translation adjustments        4,452              --
  Capitalization of interest      2,116           2,216
  Olefins Business sale
   deferred gains                   169           7,267
  Other                           1,196           3,452
-------------------------------------------------------------
Gross deferred tax liabilities  141,166         134,801
-------------------------------------------------------------
Net deferred tax liabilities   $ 94,750        $ 82,487
=============================================================
Reconciliation to consolidated balance sheets:
  Current deferred tax assets  $ 15,250        $ 14,680
  Deferred tax liabilities      110,000          97,167
-------------------------------------------------------------
Net deferred tax liabilities   $ 94,750        $ 82,487
=============================================================

  Approximately $23 million and $22 million of accumulated operating loss carryforwards from the Company's Belgian subsidiary (approximately $9.4 million and $8.7 million tax benefit) were utilized in 1998 and 1997, respectively, to offset Belgian taxable income. Valuation allowances of $2.1 million related to accumulated operating loss carryforwards were reversed in 1998.
                            -38-

NOTE 13   Special Item:
  On March 1, 1996, the Company sold its Olefins Business to Amoco for $487.3 million, including plant and equipment, other assets, inventory and accounts receivable net of expenses and trade accounts payable paid by the Company, and certain business-related liabilities transferred at the date of sale. The sale involved approximately 550 people who supported these businesses. Certain assets primarily located in Pasadena, Texas, Deer Park, Texas and Feluy, Belgium were included in the sale.
The gain on the sale was $158.2 million ($94.4 million after income taxes) net of $44.3 million of costs incurred for early retirements and work-force reductions, abandonment costs of certain facilities and certain other accruals (including environmental) related to or in conjunction with the sale. The transaction included a number of operating and service agreements primarily focusing on the sharing of common facilities at the Pasadena plant site and the Feluy plant site operated by Amoco.




NOTE 14   Fair Value of Financial Instruments:
  In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company's financial instruments is as follows:
  Cash and Cash Equivalents -The carrying value approximates fair value due to their short-term nature.
  Long-term Debt -The carrying value of the Company's long-term debt reported in the accompanying consolidated balance sheets at December 31, 1998 and 1997, approximates fair value since substantially all of the Company's long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.
  Foreign Currency Exchange Contracts - The fair values of the Company's forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represent a net liability position of $0.4 million at December 31, 1998 and a net asset position of $0.9 million at December 31, 1997, respectively.




NOTE 15   Quarterly Financial Summary (Unaudited):



(In Thousands                   First     Second    Third    Fourth
 Except Per-Share Amounts)     Quarter   Quarter   Quarter   Quarter
-------------------------------------------------------------------------
1998
Net sales                    $ 215,149 $ 204,103 $ 196,192 $ 205,418
Gross profit                 $  67,821 $  66,178 $  57,509 $  69,297
Net income                   $  22,649 $  21,811 $  17,577 $  22,695
Basic earnings per share     $     .42 $     .41 $     .33 $     .48
Shares used to compute
 basic earnings per share (a)   53,469    53,069    52,695     46,999
Diluted earnings per share   $     .42   $   .41   $   .33 $      .48
Shares used to compute
 diluted earnings
  per share (a)                 53,981    53,681    53,293     47,590

1997
Net sales                    $ 198,394 $ 207,675 $ 207,111  $ 216,670
Gross profit                 $  66,362 $  67,809 $  62,920  $  64,335
Net income                   $  20,177 $  20,363 $  18,548  $  20,894
Basic earnings per share     $     .37 $     .37 $     .34  $     .38
Shares used to compute
 basic earnings per share       55,046    55,204    55,333     55,072(b)
Diluted earnings per share   $     .36 $     .37 $     .33  $     .38
Shares used to compute
 diluted earnings per share     55,535    55,599    55,910     55,628(b)
==========================================================================
Notes (Share Data Represents Common Shares Purchased):
(a) Includes the effects of the purchase of 772,100, 338,600 and
5,802,041 common shares during the first, second and third
quarters of 1998, respectively.
(b) Includes the effects of the purchase of 1,560,300 common shares during the 1997 fourth quarter.
                            -39-

NOTE 16   Operating Segments and Geographic Area Information:
  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way the Company reports information about its operating segments. Prior years' segment data has been restated to conform to current presentation.
  The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. Applying the criteria of SFAS No. 131 to prior years' operations, the Company would have had three segments which would have included the Olefins Business sold in 1996.
The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives.
  The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting
Policies." The Company evaluates the performance of its operating segments based on operating profit which represents income before income taxes, before gain on sale of business and before interest and financing expenses and other income, net. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses as well as allocations for certain corporate costs.
  Summarized financial information concerning the Company's reportable segments is shown in the following table. The
"Corporate & Other" column includes corporate-related items not allocated to the reportable segments.


Operating Segment Results
                    Polymer    Fine     Olefins    Corporate
(In Thousands)     Chemicals Chemicals Business(a) & Other     Total
-----------------------------------------------------------------------
1998
Net sales         $ 417,998 $ 402,864         -          -    $ 820,862
Operating
 profit(b)           75,751    68,762         -   $ (18,798)    125,715
Identifiable assets 322,944   475,810         -     139,043     937,797
Depreciation and
 amortization        29,807    43,800         -       1,405      75,012
Capital expenditures 40,012    30,147         -       6,588      76,747

1997
Net sales           411,134   418,716         -           -     829,850
Operating profit(b)  72,802    65,274         -     (17,369)    120,707
Identifiable assets 281,616   472,283         -     134,282     888,181
Depreciation and
 amortization        26,728    40,965         -       1,351      69,044
Capital expenditures 28,115    55,537         -       1,632      85,284

1996
Net sales           379,675   394,688  $ 80,118           -     854,481
Operating profit(b)  68,946    41,762     3,981     (21,263)     93,426
Identifiable assets 271,357   466,196         -     108,708     846,261
Depreciation and
 amortization        26,905    38,950     3,917       1,272      71,044
Capital expenditures 21,877    66,483         -       2,079      90,439
========================================================================
Net Sales(c) (In Thousands)                1998       1997        1996
------------------------------------------------------------------------
United States                           $ 470,818 $ 453,211    $ 473,118
Foreign                                   350,044   376,639      381,363
------------------------------------------------------------------------
Total                                   $ 820,862 $ 829,850    $ 854,481
========================================================================
Long-Lived Assets
 as of December 31 (In Thousands)          1998       1997        1996
 -----------------------------------------------------------------------
United States                           $ 406,928 $ 399,357    $ 383,874
France                                    109,206   109,841      128,666
Other foreign countries                    19,825     5,043        6,276
------------------------------------------------------------------------
Total                                   $ 535,959 $ 514,241    $ 518,816
========================================================================
Notes:
(a) See Note 13, "Special Item."
(b) Includes the effects of foreign exchange transaction (losses)
    gains of $(3,023), $8,325 and $8,049 in 1998, 1997 and 1996, respectively.
(c) No foreign country exceeds 10% of total Company net sales.

                                -40-

NOTE 17   Acquisitions
  As of the close of business on October 30, 1998, the Company, through Albemarle UK Limited, a newly created subsidiary, acquired the Teesport, United Kingdom, operations of Hodgson Specialty Chemicals division of BTP plc for approximately $15.2 million. The purchase price for this acquisition was allocated primarily to property, plant and equipment, goodwill and inventory. No pro forma financial information is provided for this acquisition for the period presented since its impact was immaterial to the Company's consolidated results of operations and financial position.




NOTE 18 Supplemental Pro Forma Condensed Consolidated Financial Information (Unaudited):
  As a result of the sale of the Olefins Business, the Company believes that the following unaudited pro forma condensed consolidated statement of income is important to enable the reader to obtain a meaningful understanding of the Company's results of operations after the transaction.
  The pro forma condensed consolidated statement of income for the year ended December 31, 1996 presents the results of operations of the Company assuming that the disposition of the Olefins Business had occurred as of January 1, 1996. Additionally, the accompanying pro forma information, consistent with the data presented in the Company's Form 8-K filed on March 15, 1996, does not reflect the impact of the purchase of 9,484,465 shares of common stock acquired in the Company's tender offer concluded on April 1, 1996, as if it had occurred on January 1, 1996.
  The unaudited pro forma condensed consolidated statement of income is presented for informational purposes only and does not purport to be indicative of the Company's future consolidated results of operations or what the consolidated results of operations would have been had the Company operated without the Olefins Business for all of 1996.


Pro Forma Condensed Consolidated Statement of Income (Unaudited)
(In Thousands Except Per-Share Amounts)
Year Ended December 31                   1996
------------------------------------------------------------------
                                     Adjustments
                                      Increase            Pro
                      Historical     (Decrease)          Forma
-----------------------------------------------------------------
Net sales             $ 854,481     $ (80,118)(1)
                                          799 (2)      $ 775,162

Cost of goods sold      611,353       (71,623)(1)
                                          420 (2)        540,150
------------------------------------------------------------------
Gross profit            243,128        (8,116)           235,012
Selling, R&D and
 general expenses       149,702        (5,486)(1)        144,216
-------------------------------------------------------------------
Operating profit         93,426        (2,630)            90,796
Interest and financing
 expenses                 2,529        (1,563)(3)            966
Gain on sale of
 business              (158,157)      158,157 (4)             --
Other (income)
 expenses, net           (4,025)           14 (1)
                                          (60)(5)         (4,071)
-------------------------------------------------------------------
Income before income
 taxes                  253,079      (159,178)            93,901
Income taxes             97,020       (63,780)(4)
                                         (393)(6)         32,847
-------------------------------------------------------------------
Net income            $ 156,059     $ (95,005)          $ 61,054
===================================================================
Basic earnings
 per share            $    2.67                         $   1.05
Shares used to
 compute basic
  earnings per share     58,353                           58,353(7)
Diluted earnings
 per share            $    2.65                         $   1.04
Shares used to
 compute diluted
 earnings per share      58,842                           58,842(7)
====================================================================
See footnotes on page 42


The description of adjustments to the pro forma condensed consolidated statement of income follows:

(1) To eliminate the results of operations of the Olefins
Business for the period presented as though the sale to Amoco occurred on January 1, 1996, and to reflect reductions in administrative and other costs which occurred because of personnel, employee benefits (including compensation) and other cost reductions assumed implemented following the sale of the Olefins Business to Amoco.
(2) To record service fee income and incremental sales revenue generated from providing various services and products under contracts to Amoco and to record costs and expenses for services and products provided by Amoco. The service and supply arrangements were entered into in connection with the sale of the Olefins
Business to Amoco.
(3) To reflect the pro forma interest cost savings resulting from the repayment of certain domestic and Belgian debt, using the proceeds received from the sale of the Olefins Business.
(4) To eliminate the gain and the related income taxes on the March 1, 1996, sale of the Olefins Business.
(5) To record the related amortization of certain advance rents received from Amoco upon closing of the sale of the Olefins
Business associated with an arrangement in the nature of an operating lease in Belgium.
(6) To record the income tax effects of adjustments set forth in adjustments (1) through (3) and (5) above, calculated at an assumed combined domestic state and federal income tax rate of 37.92%. The Company's income tax provision on the results of operations of the remaining businesses was adjusted for utilization of a portion of the Belgian net operating loss carryforwards for which a valuation allowance had previously been provided on the related deferred tax assets and for the estimated additional income taxes which would have resulted if undistributed foreign earnings had been remitted to the Company.
(7) The average number of shares used to compute basic and diluted earnings per share does not include the effects of the Company's tender offer concluded on April 1, 1996, as if it had occurred on January 1, 1996. The average number of shares used to compute basic earnings per share and diluted earnings per share for 1996 would have been 55,982,000 and 56,471,000, respectively, had the offer been assumed to have been completed on January 1, 1996.


NOTE 19 Subsequent Event (Unaudited):
  In March 1999 in connection with the Company's tender for the shares of a United Kingdom chemicals company, the Company entered into commitments to acquire approximately 58,394,000 shares of the target company for an aggregate purchase consideration of approximately $123,840,000. Funding for this purchase will be provided from additional advances under the Company's existing revolving credit agreement.

Management's Report on the Consolidated Financial Statements

  Albemarle Corporation's management has prepared the consolidated financial statements and related notes appearing on pages 24 through 42 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management's judgments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.
  Albemarle maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.
  These consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was made in accordance with generally accepted auditing standards and included an evaluation of Albemarle's internal accounting controls to the extent considered necessary to determine audit procedures.
  The audit committee of the Board of Directors, composed only of outside directors, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the board on recommendation of the audit committee, subject to shareholder approval.



Report of Independent Accountants

To the Board of Directors and Shareholders of Albemarle
Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Albemarle
Corporation and its Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

					/s/PricewaterhouseCoopers LLP

February 5, 1999
Richmond, Virginia
                            -43-

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
 None.




PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  The information contained in the Proxy Statement to be filed under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The names and ages of all officers of the Company as of March 1, 1999 are set forth below:

Name                       Age                Office
------------------------------------------------------------------
Floyd D. Gottwald, Jr.*    76   Chairman of the Board and of the
                                Executive Committee,
                                Chief Executive Officer and Director
Charles B. Walker*         60   Vice Chairman of the Board, Chief
                                Financial Officer and Director
Dirk Betlem*               60   President, Chief Operating Officer and
                                Director
E. Whitehead Elmore        60   Senior Vice President, General Counsel
                                and Corporate Secretary
John G. Dabkowski          50   Vice President - Polymer Chemicals
Dixie E. Goins             48   Vice President - Research and
                                Development
William M. Gottwald, M.D.  51   Vice President - Corporate Strategy
                                and Secretary to the Executive
                                Committee
Jack P. Harsh              46   Vice President - Human Resources
Robert G. Kirchhoefer      58   Treasurer and Chief Accounting
                                Officer
Victor L. McDearman, Jr.   54   Vice President - Fine Chemicals
Charles E. Moore           58   Vice President - Engineering
George A. Newbill          55   Vice President - Manufacturing and
                                Supply Chain
Gary L. Ter Haar           62   Vice President - Health and Environment
Michael D. Whitlow         47   Vice President - External Affairs and
                                Investor Relations
Edward G. Woods            57   Vice President - Business Development

* Member of the Executive Committee


ADDITIONAL INFORMATION - OFFICERS OF THE COMPANY
  The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders' meeting (April 21, 1999). All such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of William M. Gottwald, M.D. and Jack P. Harsh. William M. Gottwald joined Albemarle after being associated with the Company's predecessor since 1981, most recently as senior vice president responsible for finance, planning and information resources. Jack P. Harsh joined Albemarle effective November 16, 1998, from Union Carbide Corporation in Danbury, Conn., where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization. He was elected vice president - human resources, effective December 1, 1998.




Item 11. EXECUTIVE COMPENSATION
  The information contained in the Proxy Statement to be filed under the caption "Compensation of Executive
Officers and Directors" concerning executive compensation is incorporated herein by reference.




Item 12. SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
  The information contained in the Proxy Statement to be filed under the caption "Stock Ownership" is incorporated herein by reference.




Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  The information contained in the Proxy Statement to be filed under the captions "Certain Relationships and Related Transactions" and "Stock Ownership" is incorporated herein by reference.

PART IV
Item 14.      EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K
(a) (1)       The following consolidated financial and informational
statements of the registrant are included in Part II Item 8 on pages 24 to 43:

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Income, Changes in Shareholders'
Equity and Cash Flows for the years ended December 31, 1998,
1997, and 1996

Notes to the Consolidated Financial Statements

Management's Report on the Consolidated Financial Statements

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

10.1 Credit Agreement, dated as of September 24, 1996, between the Company, NationsBank, N.A., as administrative agent and Bank of America National Trust and Savings Association (formerly Bank of America Illinois), The Bank of New York and the Chase Manhattan Bank, as co-agents and certain commercial banks [filed as Exhibit 10.1 to the Company's Third Quarter 1996 Form 10-Q (No. 1-12658) and incorporated herein by reference].

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

10.8    The Company's 1998 Incentive Plan, adopted
April 22, 1998.

11   Statements re: Computation of Pro Forma Earnings Per Share -
for year ended December 31, 1996.

11.1 Statements re: Computation of Pro Forma Earnings Per Share - for years ended December 31, 1998 and 1997.

21.  Subsidiaries of the Company.

99.  Five-Year Summary (see page 47).
      __________________________

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

Note: Part IV Item 14(1) 4 documents 10.8, 11, 11.1, 21 and Item
14(c) are not included herein. They will be filed in the Securities and Exchange Commission EDGAR filing of the Form 10-K document only.
                           -45-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)
By:  /s/ Floyd D. Gottwald, Jr.
     --------------------------
Floyd D. Gottwald, Jr., Chairman of the Board

Dated: March 1, 1999
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 1999.

Signature                            Title
------------------------------------------------------------
/s/ Floyd D. Gottwald, Jr.   Chairman of the Board, Chairman of
-------------------------    the Executive Committee,
 (Floyd D. Gottwald, Jr.)    Chief Executive Officer and
                             Director (Principal Executive Officer)

/s/ Charles B. Walker        Vice Chairman of the Board, Chief
-------------------------    Financial Officer and
(Charles B. Walker)          Director (Principal Financial Officer)

/s/ Robert G. Kirchhoefer    Treasurer and Chief Accounting
-------------------------    Officer
(Robert G. Kirchhoefer)      (Principal Accounting Officer)

/s/ Craig R. Andersson       Director
-------------------------
(Craig R. Andersson)
/s/ Dirk Betlem              President, Chief Operating Officer and
-------------------------    Director
(Dirk Betlem)

/s/ John D. Gottwald         Director
-------------------------
(John D. Gottwald)

/s/ Andre' B. Lacy           Director
-------------------------
(Andre' B. Lacy)

/s/ Seymour S. Preston III   Director
--------------------------
(Seymour S. Preston, III)

/s/ Emmett J. Rice           Director
--------------------------
(Emmett J. Rice)

/s/ Charles E. Stewart       Director
--------------------------
(Charles E. Stewart)

/s/ Anne M. Whittemore       Director
--------------------------
(Anne M. Whittemore)

                           EXHIBIT INDEX

3.1  Restated Articles of Incorporation   Incorporated by reference
                                                see page 35

3.2  By-laws                              Incorporated by reference
                                                see page 35

10.1 Credit Agreement, dated              Incorporated by reference
     September 24, 1996                          see page 35

10.2 Omnibus Stock Incentive Plan         Incorporated by reference
                                                 see page 35

10.3 Bonus Plan                           Incorporated by reference
                                                 see page 35

10.4 Savings Plan                         Incorporated by reference
                                                 see page 35

10.5 Excess Benefit Plan                  Incorporated by reference
                                                 see page 35

10.6 Supplemental Retirement Plan         Incorporated by reference
                                                 see page 35

10.7 Agreement Between Certain Executives Incorporated by reference see page 35

10.8 1998 Incentive Plan                            Page 38

11   Computation of Pro Forma Earnings
      Per Share-year ended 1996                     Page 65

11.1 Computation of Pro Forma Earnings
      Per Share-years ended 1998 and 1997           Page 66

21   Subsidiaries of the Company                    Page 67

23   Consent of Independent Certified
      Public Accountants                            Page 68

27   Financial Data Schedule                        Page 69

99   Five Year Summary                              Page 70