Form 10-Q
period 1999-03-31
ALBEMARLE CORP
filed 1999-05-13
CIK 915913

                                          Page 1 of 21 Pages


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                to
                           --------------     ---------------

Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   -----------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                        54-1692118
          ----------                      -------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                            23210
-------------------------                     -----
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
Number of shares of common stock, $.01 par value, outstanding as of April 30, 1999: 47,035,891

                      ALBEMARLE CORPORATION

                            I N D E X

                                                         Page
                                                         Number
                                                       ----------
PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets
           - March 31, 1999 and
             December 31, 1998                            3-4

          Consolidated Statements of Income
           - Three Months Ended March 31, 1999
             and 1998                                      5

          Consolidated Statements of
           Comprehensive Income - Three
           Months Ended March 31, 1999 and 1998            6

          Condensed Consolidated Statements
           of Cash Flows - Three Months
           Ended March 31, 1999 and 1998                   7

          Notes to the Consolidated Financial
           Statements                                     8-12

  ITEM 2. Management's Discussion and Analysis of
          Results of Operations and Financial
          Condition, Additional Information,
          Year 2000, and Recent Developments             13-19

PART II.  OTHER INFORMATION

  ITEM 3.  Legal Proceedings                              19

  ITEM 4. Submission of Matters to a Vote
           of Security Holders                            20

  ITEM 6. Exhibits and Reports on Form 8-K                20

SIGNATURES                                                21

PART I - FINANCIAL INFORMATION
-------------------------------
  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars in Thousands)
                      ---------------------



                                       March 31,     December 31,
                                         1999            1998
                                    --------------  ---------------
                                     (Unaudited)
        ASSETS

Current assets:
  Cash and cash equivalents            $38,041          $21,180
  Accounts receivable,
   less allowance for doubtful
   accounts (1999- $3,030;
   1998 - $2,782)                      131,145          145,207
  Inventories:
     Finished goods                     97,399           97,684
     Raw materials                      12,694           11,684
     Stores, supplies and other         16,534           17,838
                                    --------------  ---------------
                                       126,627          127,206
  Deferred income taxes and prepaid
   expenses                             18,936           17,937
                                    --------------  ---------------
     Total current assets              314,749          311,530
                                    --------------  ---------------
Property, plant and equipment,
 at cost                             1,262,534        1,259,340
   Less accumulated depreciation
    and amortization                   752,721          744,672
                                    --------------  ---------------
      Net property, plant and
       equipment                       509,813          514,668

Investment in securities
 available-for-sale                    140,089               --

Other assets and deferred charges       99,152           90,308

Goodwill and other intangibles
 - net of amortization                  19,236           21,291
                                    --------------  ---------------
Total assets                        $1,083,039         $937,797
                                    --------------  ---------------
					      --------------  ---------------

See accompanying notes to the consolidated financial statements.

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars in Thousands)
                      ----------------------

                                       March  31,     December 31,
                                          1999            1998
                                    ---------------  --------------
                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                    $50,004          $45,073
   Long-term debt, current portion         378              408
   Accrued expenses                     54,297           53,300
   Dividends payable                     4,703            4,701
   Income taxes payable                 14,488            4,454
                                    ---------------  --------------

     Total current liabilities         123,870          107,936
                                    ---------------  --------------
Long-term debt                         309,247          192,530

Other noncurrent liabilities            77,312           75,664

Deferred income taxes                  105,180          110,000

Shareholders' equity:
   Common stock, $.01 par value,
    issued and outstanding
    - 47,028,391 at March 31, 1999
    and 47,008,283 at December 31,
    1998                                   470              470
   Additional paid-in capital           78,990           78,724
   Accumulated other comprehensive
    income                               4,388            7,360
   Retained earnings                   383,582          365,113
                                    ---------------  --------------
     Total shareholders' equity        467,430          451,667
                                    ---------------  --------------
Total liabilities and shareholders'
 equity                             $1,083,039         $937,797
                                    ---------------  --------------
						---------------  --------------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
               ----------------------------------
            (In Thousands Except Per-Share Amounts)
            ---------------------------------------
                           (Unaudited)
                                             Three Months Ended
                                                 March 31,
                                           ------------------------
                                               1999        1998
                                           -----------  -----------
Net sales                                   $208,345      $215,149

Cost of goods sold                           134,886       147,328
                                           -----------  -----------
 Gross profit                                 73,459        67,821

Selling, general and administrative
 expenses                                     28,792        26,575

Research and development expenses              8,423         7,054
                                           -----------  -----------
 Operating profit                             36,244        34,192

Interest and financing expenses                2,472           952

Other income, net                               (813)         (666)

                                           -----------  -----------
Income before income taxes                    34,585        33,906

Income taxes                                  11,413        11,257
                                           -----------  -----------
NET INCOME                                   $23,172       $22,649
                                           -----------  -----------
                                           -----------  -----------
BASIC EARNINGS PER SHARE                     $   .49       $   .42
                                           -----------  -----------
                                           -----------  -----------
Shares used to compute basic earnings per
 share                                        47,016        53,469
                                           -----------  -----------
                                           -----------  -----------
DILUTED EARNINGS PER SHARE                   $   .49       $   .42
                                           -----------  -----------
                                           -----------  -----------
Shares used to compute diluted
 earnings per share                           47,746        53,981
                                           -----------  -----------
                                           -----------  -----------
Cash dividends declared per share
 of common stock                             $   .10       $   .09
                                           -----------  -----------
                                           -----------  -----------

See accompanying notes to the consolidated financial statements.

                    ALBEMARLE CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -------------------------------------------------
                     (Dollars in Thousands)
                     ----------------------
                          (Unaudited)
                                       Three Months Ended
                                           March 31,
                                     ----------------------
                                        1999       1998
                                     ---------- -----------
Net income                             $23,172    $22,649

Other comprehensive income (loss),
 net of tax:

 Unrealized gain on securities
  available-for-sale                     8,144         --

 Foreign currency translation
  adjustments                          (11,116)    (1,976)
                                     ---------- -----------
 Other comprehensive (loss) income      (2,972)    (1,976)
                                     ---------- -----------
Comprehensive income                   $20,200    $20,673
                                     ---------- -----------
                                     ---------- -----------

See accompanying notes to the consolidated financial statements.

           ALBEMARLE CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       ------------------------------------------------
                   (Dollars in Thousands)
                   ----------------------
                        (Unaudited)
                                       Three Months Ended
                                            March 31,
                                     -----------------------
                                        1999         1998
                                     -----------  ----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                     $21,180      $34,322
						 -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                             23,172       22,649

 Adjustments to reconcile net income
  to cash flows from operating
  activities:
   Depreciation and amortization        18,886       17,607
   Working capital decrease excluding
    cash and cash equivalents           24,842       15,206
   Other, net                           (4,582)      (2,680)
                                     -----------  ----------
   Net cash provided from operating
    activities                          62,318       52,782
                                     -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures                  (22,167)     (18,361)
 Cost of securities
  available-for-sale                  (129,295)          --
 Restricted unexpended
  industrial revenue bond proceeds      (6,869)          --
 Other, net                               (267)        (215)
                                     -----------  ----------
   Net cash used in investing
    activities                        (158,598)     (18,576)
                                     -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from borrowings              122,360        3,865
 Repayments of long-term debt           (4,749)      (6,324)
 Dividends paid                         (4,701)      (4,963)
 Proceeds from stock options exercised     231          167
 Purchases of common stock                  --      (19,029)
                                     -----------  ----------
   Net cash provided from (used in)
    financing activities               113,141      (26,284)
                                     -----------  ----------
Increase in cash and cash equivalents   16,861        7,922
                                     -----------  ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                             $38,041      $42,244
                                     -----------  ----------
                                     -----------  ----------

See accompanying notes to the consolidated financial statements.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
              In Thousands Except Per-Share Amounts
              -------------------------------------
                            (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 1999 and December 31, 1998, the consolidated results of operations, comprehensive income and condensed consolidated cash flows for the three-month periods ended March 31, 1999 and 1998. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report & Form 10-K filed on March 10, 1999. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the period ended March 31, 1999, have been compiled and included herein in connection with the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information" effective December 31, 1998.

2.   Long-term debt consists of the following:

                                       March 31,       December 31,
                                         1999             1998
                                     -------------  ----------------
          Variable-rate bank loans     $ 281,000       $ 169,600
          Foreign borrowings              16,529          22,216
          Industrial revenue bonds        11,000              --
          Miscellaneous                    1,096           1,122
                                     -------------  ----------------
            Total                        309,625         192,938
          Less amounts due within one
           year                              378             408
                                     -------------  ----------------
            Long-term debt             $ 309,247       $ 192,530
                                     -------------  ----------------
					       -------------  ----------------

              ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
              In Thousands Except Per-Share Amounts
              -------------------------------------
                            (Unaudited)


2.   Continued.

     On March 10, 1999, the Company entered into a Loan Agreement with Columbia County, Arkansas ("the County"), which issued
     $11 million in Tax Exempt Solid Waste Disposal Revenue Bonds ("Tax-Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. The presently unexpended proceeds from the Tax-Exempt Bonds are restricted to the purchase of solid waste disposal facilities and accordingly, are reflected as a noncurrent asset in the balance sheet caption
     - other assets and deferred charges. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The Tax-Exempt Bonds will mature in 22 years and are collateralized by a transferable irrevocable direct pay letter of credit.

     On March 10, 1999, the Company and the County entered into series of agreements. Pursuant to these agreements, the Company will benefit from a ten-year property tax abatement on all new plant capital expansions, modifications, and/or improvements (except for the restrictions on the $11 million Tax-Exempt Bonds mentioned in the paragraph above) constructed at the Company's Magnolia, Arkansas South Plant over the next three years, up to a total of $81 million, including the solid waste disposal facilities mentioned above. With the exception of the $11 million Tax-Exempt Bonds, the funding for the projects will be provided primarily from the Company's cash flow from operations with the remainder provided by long-term debt.

3. In March 1999, in connection with the Company's tender for the shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals' company, the Company purchased 58,394,049 (18.6 percent)common shares of Albright & Wilson for an aggregate purchase consideration of approximately
     $129.3 million, including acquisition expenses. Funding for this purchase was provided from advances under the Company's existing Competitive Advance and Revolving
     Credit Agreement("Revolving Credit Agreement"). On March 8, 1999, in connection with the Company's tender, the Company entered into a Credit Agreement totaling $1.275 billion. On April 16, 1999, in connection with the Company's revised tender offer for Albright & Wilson, the Company signed an addendum to that Credit Agreement increasing the total Credit Agreement to $1.4 billion. The Credit Agreement and its addendum become activated and could replace the Company's current Revolving Credit Agreement if certain events associated with the tender offer take place, but see "Recent Developments" later in this Report.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
              In Thousands Except Per-Share Amounts
              -------------------------------------
                            (Unaudited)




3. Continued.

     At March 31, 1999, the Company accounted for the acquired shares of Albright & Wilson as securities available-for-sale at the current market value ($140.1 million) on the London Stock Exchange at that date in accordance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" with the after-tax effect of the revaluation adjustment ($8.1 million) of the securities included as other comprehensive income in the balance sheet under the shareholders' equity caption accumulated other comprehensive income. The securities are classified as securities available-for-sale as of the balance sheet date because of the Company's tender offer outstanding as of March 31, 1999 for the remaining shares of Albright & Wilson.

4. Basic and diluted earnings per share for the three-month periods ended March 31, 1999 and 1998, are calculated as follows:

     BASIC EARNINGS PER SHARE           1999         1998
                                    -----------  ------------
       Numerator:
       Income available to
        stockholders, as reported     $23,172       $22,649
                                    -----------  ------------
       Denominator:
       Average number of shares of
        common stock outstanding       47,016        53,469
                                    -----------  ------------
       Basic earnings per share       $   .49       $   .42
                                    -----------  ------------
                                    -----------  ------------
     DILUTED EARNINGS PER SHARE

       Numerator:
       Income available to
        stockholders, as reported     $23,172       $22,649
                                    -----------  ------------
       Denominator:
       Average number of shares of
        common stock outstanding       47,016        53,469

       Shares issuable upon exercise
        of stock options                  730           512
                                    -----------  ------------
       Total shares                    47,746        53,981
                                    -----------  ------------
       Diluted earnings per share     $   .49       $   .42
                                    -----------  ------------
                                    -----------  ------------

 5. The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which is effective for financial statements for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It

              ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
              In Thousands Except Per-Share Amounts
              -------------------------------------
                            (Unaudited)


5.   Continued.

     requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 in 1999. At the time of adoption, this standard is not expected to have a material impact on the financial position or results of operations of the Company.

6. In 1998, the Company adopted SFAS No. 131, which changed the way it reports information about its operating segments. Prior years' segment data has been restated to conform to the current presentation. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses as well as allocations for certain corporate costs. The corporate and other expenses includes corporate-related items not allocated to the reportable segments. See Table on the following page.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
              In Thousands Except Per-Share Amounts
              -------------------------------------
                            (Unaudited)

6. Continued.

                                      Three Months Ended March 31,
                                   ------------------------------------
                                         1999              1998
                                         ----              ----
    Summary of segment results   Revenues   Income   Revenues   Income
    --------------------------   --------   -------  --------  ---------
    Polymer Chemicals            $107,390   $22,413  $110,434  $20,581
    Fine Chemicals                100,955    19,772   104,715   19,390
                                 --------   -------- --------  ---------
     Segment totals              $208,345    42,185  $215,149   39,971
                                 --------            --------
                                 --------            --------
    Corporate and other
     expenses                                (5,941)            (5,779)
                                            --------           ---------
     Operating profit                        36,244             34,192

     Interest and financing
      expenses                               (2,472)              (952)

     Other income, net                          813                666
                                            --------           ---------
     Income before income taxes             $34,585            $33,906
                                            --------           ---------
                                            --------           ---------

ITEM 2.   Management's Discussion and Analysis of Results of
          --------------------------------------------------
           Operations and Financial Condition
           ----------------------------------
The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1998.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of products, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.

Results of Operations
----------------------
First Quarter 1999 Compared with First Quarter 1998
----------------------------------------------------

Net sales of $208.3 million for the first quarter of 1999 were down $6.8 million or three percent from $215.1 million in the first quarter of 1998 with reductions in each reportable business operating segment.

The gross profit margin increased to 35.3% in the first quarter of 1999 from 31.5% in the first quarter of 1998. First-quarter 1999 operating profit benefited from favorable raw material costs, the favorable effects of foreign exchange and a nonrecurring credit, offset in part by higher selling, general and administrative expenses including research and development expenses. Excluding the favorable effects of foreign exchange and the nonrecurring credit, first quarter 1999 operating results were down two percent compared to first quarter 1998.

Selling, general and administrative expenses and research and development expenses increased 11 percent in 1999 versus the 1998 quarter. The increase in first quarter 1999 resulted primarily from higher new product development expenses, higher outside consulting costs and an increase in certain employee related costs in the 1999 period. As a percentage of net sales, selling, general and administrative expenses and research and development expenses were 17.9% in 1999 versus 15.6% in the 1998 quarter.

OPERATING SEGMENTS
Net sales by reportable business operating segment for the three-month periods ended March 31, 1999 and 1998 are as follows:

                                  Net Sales
                                  ---------
                              1999          1998
                              ----          -----
Polymer Chemicals          $107,390       $110,434
Fine Chemicals              100,955        104,715
                           --------       --------
 Segment totals            $208,345       $215,149
        			   --------       --------

Polymer Chemicals' net sales for first quarter 1999 were down approximately $3.0 million from first quarter 1998 primarily due to lower pricing and shipments in flame retardants and lower shipments in polymer additives and intermediates, offset in part by the favorable effects of foreign exchange rates in 1999 in the European and Asia-Pacific regions. Fine Chemicals' net sales for first quarter 1999 were down approximately $3.8 million from first quarter 1998 primarily due to lower shipments in potassium and chlorine chemicals and lower sales of nonmanufactured products in the Asia-Pacific region.

Operating profit results by reportable business operating segments for the three-month periods ended March 31, 1999 and 1998 are as follows:

                               Operating Profit
                               ----------------
                               1999        1998
                               ----        ----
Polymer Chemicals            $22,413     $20,581
Fine Chemicals                19,772      19,390
                             --------    --------
Segment totals                42,185      39,971

Corporate and other
expenses                      (5,941)     (5,779)
                             --------    --------
Operating profit             $36,244     $34,192
                             --------    --------
                             --------    --------

Polymer Chemicals' first quarter 1999 segment operating profit was up nine percent from first quarter 1998 due to lower raw material costs, the favorable effects of foreign exchange transaction gains in 1999, an allocation of a portion of a nonrecurring export expense reimbursement and a reduction in other corporate expense allocations in first quarter 1999 versus the first quarter of 1998. Fine Chemicals' first quarter 1999 segment operating profit was up two percent from first quarter 1998 due to lower raw material costs, the favorable effects of foreign exchange transaction gains in 1999, an allocation of a portion of a nonrecurring export expense reimbursement and a reduction in other corporate expense allocations in 1999, offset in part by higher research and development expenses in first quarter 1999 versus the first quarter of 1998.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses for first quarter 1999 increased to $2.5 million from $1.0 million for first quarter 1998 due primarily to higher average outstanding debt associated with the September 1998 repurchase of common stock. Other income increased $.2 million primarily due to higher interest income in the 1999 period.

INCOME TAXES
Income taxes for first quarter 1999 increased $.2 million compared to first quarter 1998 due primarily to higher pretax income in the 1999 period. The effective tax rate declined slightly to 33.0% in the 1999 quarter from 33.2% in the 1998 quarter.

Financial Condition and Liquidity
----------------------------------

Cash and cash equivalents at March 31, 1999, were $38.0 million, representing an increase of $16.8 million from $21.2 million at year-end 1998.

Cash flows from operating activities for the first three months of 1999 together with borrowings of $122.4 million were used to cover the 18.6 percent investment in Albright & Wilson plc ("Albright & Wilson"), capital expenditures, restricted unexpended proceeds from industrial revenue bonds, payment of dividends, repayment of debt with the balance added to cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive income included in shareholders' equity was due to the impact of the other comprehensive income adjustment, net of related deferred income taxes, associated with the change in foreign currency translation adjustments (net of related deferred income taxes) which was primarily due to the strengthening of the U.S. dollar, offset by the increase in appreciation of the investment in Albright & Wilson common shares included in the balance sheet caption - investment in securities available-for-sale, revalued to the current market rate on the London Stock Exchange at March 31, 1999.

The noncurrent portion of the Company's long-term debt amounted to $309.2 million at March 31, 1999, compared to $192.5 million at the end of 1998. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 39.8% at March 31, 1999.

The Company's capital expenditures in the first quarter of 1999 were higher than in the first quarter of 1998. For the year, capital expenditures are forecasted to be above the 1998 level. Capital spending will be financed primarily with cash flow from operations with any needed additional cash provided from debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

Additional Information
----------------------

OUTLOOK
First-quarter 1999 proved a slow start to the year for the Company, with volumes and revenues off in certain business units in both reportable operating segments. The favorable effects of foreign exchange and a significant non-recurring income credit, coupled with a lower number of shares outstanding, provided a significant increase in earnings per share versus first quarter 1998.

Raw material costs are expected to continue to contribute to profitability as the year progresses, and plant utilization in several key areas should continue at a high rate. Both of these factors should contribute to good cost performance, but performance could be diminished should the business conditions that existed in the early months of the 1999 first quarter continue during the year.

As the Company looks at the revenue performance by region, it appears that Japan and Asia are somewhat stabilized and possibly improving and North America is steady to slightly better, while
Europe is well behind the pace of last year.

New product development continues as a primary focus in the Company's growth strategy. Customers have qualified one significant new flame retardant, and sales of commercial quantities are developing. ETHACURE 300 curative, used in cast polyurethane elastomers and other applications, is also commercial at this point, and sales comparisons with last year are positive and should continue to be positive in 1999 should the markets remain at current levels. While the pharmaceutical bulk active naproxen sales lag earlier expectations, volumes booked so far this year have increased over the comparable period of 1998. Additionally, volume in propofol, an anesthesia product, has increased from a smaller base which should lower plant costs in our pharmaceutical unit. Ibuprofen volumes from this same unit were very strong in 1998, providing a negative comparison with the first quarter of 1999. Other new products are under development, including new pharmaceutical, agricultural, cleaning and polymer chemicals, and the Company's recent success in obtaining biocide registrations has provided the ability to sell a broader line into the market for these products.

The Company continues to seek alliances and pursue acquisitions in synergistic specialty chemical businesses. The Company's recent revised bid of 160 pence, cum dividend, for the remaining share capital of Albright & Wilson (London exchange: AWN) was topped by another company on April 30, 1999. Albemarle had an initial bid of 130 pence, cum dividend, and was successful in obtaining 18.6 percent of the Albright & Wilson shares in early March. The Company expects that this matter will be resolved during the second quarter. If consummated, the acquisition is expected to be somewhat dilutive in the first year or two. See "Recent Developments" later in this Report.

Additional information regarding the Company, its products, markets and financial performance is provided at its Internet web site www.Albemarle.com.

Year 2000 Update
----------------

Albemarle's company-wide Year 2000 Project ("Project") is generally proceeding on schedule. The Project addresses the inability of some computer programs and embedded computer chips to differentiate between the years 1900 and 2000. The Company has a global Project team, with certain location specific sub teams. At March 31, 1999, the inventory, priority assessment and compliance assessment phases of each area of the Project were essentially complete. All corporate systems activities and most process and support equipment modifications are expected to be completed by mid-1999. Some manufacturer replacements or upgrades are behind schedule. The Company, however, estimates necessary replacements, upgrades, and work-arounds will be completed for most equipment and software by mid-1999.

The total cost associated with required modifications to become
Year 2000 ready is not expected to be material to the Company's financial position. Conversion to SAP, Peoplesoft, and Lotus
Notes business systems prior to beginning the Project significantly reduced the costs the Company otherwise would have incurred. The Project will be funded from current operations.
The estimated total cost of the Project is approximately $3 million of which approximately two-thirds has or will be expensed and one-third is or will be capital items. The estimate includes allowances for some items for which a fix or work around is still being determined. The estimate does not include Albemarle's potential share of Year 2000 costs that may be incurred by small joint ventures in which the Company participates or entities in which the Company holds a minority interest. The total amount expended on the Project through March 1999, including internal costs, was approximately $1.8 million.

The Company initiated the identification phase of its supplier contingency planning program in fourth quarter 1998 and is currently in the evaluation phase. These evaluations will be followed by the development of contingency plans as necessary.
This Project phase is scheduled for completion by mid-1999, with adjustment and monitoring planned through the remainder of 1999 and early 2000. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about Year 2000 compliance and readiness of its major third-party suppliers. Since the Company's products are not date aware, its Year 2000 issues revolve around its suppliers' ability to supply, its ability to produce, its business processes ability to function properly, and its customers' ability to purchase. Contingency plans will be developed regarding the most critical third-party suppliers of goods and services. As examples, these plans may include inventory increases of raw materials and finished products and/or changes in the mix of suppliers for certain goods or services. Contingency plans for manufacturing and other business processes will include increased sensitivity at the actual changeover from December 31, 1999 to January 1, 2000 and alternative methods, including manual processing for business information processes.
The Company believes that, with the previously accomplished implementation of global business systems and completion of the Project as scheduled, the possibility of material interruptions of normal operations should be reduced significantly.

Readers are cautioned that to the extent legally permissible, this statement should be considered a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act and that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures on Year 2000 included in the Company's 1998 Annual Report & Form 10-K filed on March 10, 1999 and with the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 referenced on page 13.

Recent Developments
-------------------

On April 13, 1999, the Company experienced an explosion at its Orangeburg, South Carolina plant resulting in two fatalities. The Company is currently investigating the cause. Represententatives from OSHA and DEHEC (the state health and environment agency) have visited the site. Albemarle is cooperating fully with the agencies involved. No significant property damage was sustained to the plant production facilities.

On April 16, 1999, the Company announced it had amended its offer to acquire the outstanding shares of Albright & Wilson, headquartered in London to 160 pence per share, cum dividend. Based on Albright & Wilson's shares outstanding, the offer price is approximately $790 million. On April 30, 1999, Albright & Wilson received a counteroffer of 167.5 pence per share, cum dividend.

After considering its position, the Company, on May 13, 1999, announced that it decided not to increase further its offer for Albright & Wilson. In addition, the Company announced that it had sold 25,000,000 Albright & Wilson shares to ISPG, Plc, the competing bidder. The Company, through its affiliate Albemarle UK Holdings Limited, after the sale of 25,000,000 shares, now owns 33,394,049 Albright & Wilson shares.

On May 4, 1999, the final joint venture agreements relating to the joint venture company, Jordan Bromine Company Limited, were signed at the closing in Amman, Jordan, by joint venture partners The Arab Potash Company Limited (APC), Jordan Dead Sea Industries Company Limited (JODICO) and Albemarle Holdings Company Limited, a subsidiary of the Company. The joint venture will manufacture and market bromine and bromine derivatives from a world-scale complex to be built in Jordan, near the Dead Sea.

Jordan Bromine Company Limited will build units near Safi, Jordan to produce bromine, tetrabromobisphenol-A flame retardant, calcium bromide, chlorine and potassium hydroxide. The project continues on schedule, with the facilities slated to begin production within approximately three years.

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

In early January 1999, the U.S. Environmental Protection Agency ("EPA"), Region 6, issued an administrative complaint under section 113 of the Clean Air Act, alleging violations of the EPA's rule regarding leaks and repairs of appliances containing hydrochlorofluorocarbons at the Company's Pasadena, Texas plant. The EPA proposed a civil penalty of $162,000. The
Company has filed an answer and request for an administrative hearing. Although the Company is vigorously contesting the complaint, it also has attended an informal settlement conference and is attempting to negotiate a settlement with the EPA.

  Item 4.  Submission of Matters to A Vote of Security Holders
           ---------------------------------------------------

At the annual meeting of shareholders held on April 21, 1999, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director                   Affirmative Votes          Votes Withheld
--------                   ------------------         --------------
Craig R. Andersson              42,981,032               365,103
Dirk Betlem                     42,960,855               385,280
Floyd D. Gottwald, Jr.          42,951,077               395,058
John D. Gottwald                42,957,176               388,959
Andre B. Lacy                   42,986,711               359,424
Seymour S. Preston III          42,983,453               362,682
Emmett J. Rice                  42,972,941               373,194
Charles E. Stewart              42,876,082               470,053
Charles B. Walker               42,941,000               405,135
Anne M. Whittemore              42,982,119               364,016

All of the above directors were reelected for an additional term.

The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's auditors with 43,367,290 affirmative votes, 31,606 negative votes and 47,239 abstentions.

  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------
      (a)     Exhibits

              27.  Financial Data Schedule

      (b) A report on Form 8-K was filed on March 11, 1999, in which the Company included a copy of its March
              8, 1999, press release announcing its offer to purchase the outstanding shares of Albright & Wilson at a price of 130 pence or about $2.08 per share. Based upon 313.8 million shares outstanding, the offer price was expected to be approximately $657 million. On April 16, 1999, the Company filed an additional Form 8-K announcing that it will increase its offer price for the outstanding shares of Albright & Wilson to 160 pence or about $2.58 per share or approximately $790 million.

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


                                       ALBEMARLE CORPORATION
                                       ---------------------
                                         (Registrant)


Date: May 13, 1999                 By: s/Robert G. Kirchhoefer
                                       -----------------------

                                   Robert G. Kirchhoefer
                                   Treasurer & Chief Accounting
                                   Officer
                                   (Principal Accounting Officer)