Form 10-Q
period 1999-06-30
ALBEMARLE CORP
filed 1999-08-05
CIK 915913

                                                Page 1 of 22 Pages


                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1999

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                to
                           --------------   ----------------

Commission File Number 1-12658

                   ALBEMARLE   CORPORATION
                   -----------------------
      (Exact name of registrant as specified in its charter)

           VIRGINIA                                54-1692118
           --------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                    23210
----------------------------------------       -----------------
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
       Yes   X                              No
            ---                               ---

Number of shares of common stock, $.01 par value, outstanding as
of July 31, 1999:    47,036,891

                      ALBEMARLE CORPORATION

                            I N D E X

                                                        Page
                                                       Number
                                                       ------

PART I.   FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets
           - June 30, 1999 and December 31, 1998        3-4

          Consolidated Statements of Income
           - Three and Six Months Ended
             June 30, 1999 and 1998                      5

          Consolidated Statements of Comprehensive
           Income - Three and Six Months Ended
           June 30, 1999 and 1998                        6

          Condensed Consolidated Statements of
           Cash Flows -  Six Months Ended
           June 30, 1999 and 1998                        7

          Notes to the Consolidated Financial
           Statements                                   8-12

  ITEM 2. Management's Discussion and Analysis of
           Results of Operations and Financial
           Condition, Additional Information,
           Year 2000 and Recent Developments           13-20

  ITEM 3. Quantitative and Qualitative Disclosures
           About Market Risk                            20

PART II.  OTHER INFORMATION

  ITEM 3. Legal Proceedings                             21

  ITEM 6. Exhibits and Reports on Form 8-K              21

SIGNATURES                                              22

  PART I - FINANCIAL INFORMATION
           ---------------------

  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                      (Dollars In Thousands)
                      ----------------------




                                             June 30,      December 31,
                                              1999             1998
                                          -------------  --------------
                                           (Unaudited)
            ASSETS

Current assets:
  Cash and cash equivalents                 $35,874          $21,180
  Accounts receivable, less allowance
   for doubtful accounts (1999
   - $2,894;  1998 - $2,782)                134,203          145,207
  Inventories:
   Finished goods                            96,510           97,684
   Raw materials                             10,661           11,684
   Stores, supplies and other                17,326           17,838
                                          -------------  --------------
                                            124,497          127,206
  Deferred income taxes and prepaid
   expenses                                  15,705           17,937
                                          -------------  --------------
       Total current assets                 310,279          311,530

Property, plant and equipment, at cost    1,272,438        1,259,340
  Less accumulated depreciation and
   amortization                             762,232          744,672
                                          -------------  --------------
       Net property, plant and
        equipment                           510,206          514,668

Other assets and deferred charges            98,756           90,308

Goodwill and other intangibles, net of
 amortization                                18,177           21,291

                                          -------------  --------------
Total assets                               $937,418         $937,797
                                          =============  ==============

See accompanying notes to the consolidated financial statements.

             ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ----------------------------
                      (Dollars In Thousands)
                      ----------------------
                                          June 30,     December 31,
                                            1999         1998
                                        ------------   -------------
                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                        $56,224          $45,073
    Long-term debt, current portion             857              408
    Accrued expenses                         58,844           53,300
    Dividends payable                         4,703            4,701
    Income taxes payable                      5,461            4,454
                                         -----------       -----------
       Total current liabilities            126,089          107,936
                                         -----------       -----------
Long-term debt                              156,040          192,530

Other noncurrent liabilities                 78,684           75,664

Deferred income taxes                       100,128          110,000

Shareholders' equity:
    Common stock, $.01 par value,
    issued - 47,036,891 in 1999 and
    47,008,283 in 1998, respectively            470              470

    Additional paid-in capital               79,107           78,724

    Accumulated other comprehensive
          (loss) income                      (6,592)           7,360


    Retained earnings                       403,492          365,113
                                         ----------        ----------
      Total shareholders' equity            476,477          451,667
                                         ----------        ----------
Total liabilities and shareholders'
    equity                                 $937,418         $937,797
                                         ==========        ==========

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands Except Per-Share Amounts)
                           (Unaudited)


                             Three Months Ended           Six Months Ended
                                 June 30,                      June 30,
                           ----------------------       --------------------
                             1999           1998          1999        1998
                           --------      --------      --------    --------
Net sales                  $200,811      $204,103       $409,156    $419,252

Cost of goods sold          141,441       137,925        276,327     285,253
                           --------      --------       --------    --------
   Gross profit              59,370        66,178        132,829     133,999

Selling, general and
 administrative expenses     26,546        27,089         55,338      53,664

Research and development
 expenses                     9,093         6,889         17,516      13,943

Special charges               5,779            --          5,779          --
                           --------      --------       --------    --------
  Operating profit           17,952        32,200         54,196      66,392

Interest and financing
 expenses                     2,847           755          5,319       1,707

Gain on sale of
 investment in Albright
 & Wilson stock, net        (22,054)           --        (22,054)         --

Other income, net              (167)         (516)          (980)     (1,182)
                           ---------     ---------      ---------   ---------
Income before income
 taxes                       37,326        31,961         71,911      65,867

Income taxes                 12,713        10,150         24,126      21,407
                           ---------     ---------      ---------   ---------
NET INCOME                  $24,613       $21,811        $47,785     $44,460
                           ---------     ---------      ---------   ---------
                           ---------     ---------      ---------   ---------
BASIC EARNINGS PER
SHARE                       $   .52       $   .41        $  1.02     $   .83
                           ---------     ---------      ---------   ----------
                           ---------     ---------      ---------   ----------
Shares used to compute
 basic earnings per share    47,033        53,069         47,025      53,269
                           ---------     ---------      ---------   ----------
                           ---------     ---------      ---------   ----------
DILUTED EARNINGS PER
SHARE                       $   .52       $   .41        $  1.00     $   .83
                           ---------     ---------      ---------   ----------
                           ---------     ---------      ---------   ----------
Shares used to compute
 diluted earnings per share  47,731        53,681         47,738      53,831
                           ---------     ---------      ---------   ----------
                           ---------     ---------      ---------   ----------

Cash dividends declared
 per share of common stock  $  .10        $  .09         $  .20      $   .18
                           ---------     ---------      ---------   ----------
                           ---------     ---------      ---------   ----------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        -----------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)

                                 Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                 -------------------- -------------------
                                  1999         1998      1999       1998
                                 --------  ---------- --------  ---------
Net income                        $24,613    $21,811   $47,785    $44,460

Other comprehensive
 income, net of tax:

   Net change in unrealized
    gain on securities
    available-for-sale            (8,144)       --         --        --

   Foreign currency
    translation
    adjustments                   (2,836)     1,310    (13,952)     (666)
                                 ---------  ---------- --------- ----------

Comprehensive income             $13,633    $23,121    $33,833   $43,794
                                 ---------  ---------- --------- ----------
                                 ---------  ---------- --------- ----------

See accompanying notes to the consolidated financial statements.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        -----------------------------------------------
                     (Dollars In Thousands)
                     ----------------------
                          (Unaudited)


                                             Six Months Ended
                                                 June 30,
                                           -------------------
                                              1999       1998
                                           ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                    $21,180    $34,322
                                           ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                  47,785     44,460

 Adjustments to reconcile net income to cash flows from operating activities:

    Depreciation and amortization            37,768     36,243

    Gain on sale of investment in
     Albright & Wilson stock                (22,054)        --

    Working capital decrease
     excluding cash and cash
     equivalents                             25,038      8,699

    Other, net                               (3,495)    (2,091)
                                           ---------- ----------

     Net cash provided from operating
      activities                             85,042     87,311
                                           ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cost of investment in Albright &
  Wilson stock                             (135,462)        --

 Capital expenditures                       (46,795)   (35,761)

 Restricted unexpended industrial
  revenue bond proceeds                      (3,733)        --

 Proceeds from sale of investment
  in Albright & Wilson stock                157,516         --

 Other, net                                   2,106        461
                                          ----------- -----------

     Net cash used in investing activities  (26,368)   (35,300)
                                          ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt              (157,319)   (10,926)

 Dividends paid                              (9,404)    (9,744)

 Purchases of common stock                       --    (26,698)

 Proceeds from borrowings                   122,360      3,865

 Proceeds from exercise of stock options        383        261
                                          ----------- -----------
    Net cash used in financing activities   (43,980)   (43,242)
                                          ----------- -----------
Increase in cash and cash equivalents        14,694      8,769
                                          ----------- -----------
Cash and cash equivalents at end of period  $35,874    $43,091
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


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 1999 and December 31, 1998, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 1999 and 1998, and condensed consolidated cash flows for the six-month periods ended June 30, 1999 and 1998. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report & Form 10-K filed on March 10, 1999. The December 31, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 1999, have been compiled and included herein in connection with the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information."

2.  Long-term debt consists of the following:

                                        June 30,      December 31,
                                          1999           1998
                                      ------------  ---------------
          Variable-rate bank loans     $ 128,600       $ 169,600
          Foreign borrowings              16,201          22,216
          Industrial revenue bonds        11,000              --
          Miscellaneous                    1,096           1,122
                                      ------------  ---------------
              Total                      156,897         192,938
          Less amounts due within one
           year                              857             408
                                      ------------  ---------------
              Long-term debt           $ 156,040        $192,530
                                      ------------  ---------------
                                      ------------  ---------------

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

   On March 10, 1999, the Company and the County entered into a series of agreements. Pursuant to these agreements, the Company will benefit from a ten-year property tax abatement on all new plant capital expansions, modifications and/or improvements (except for the restrictions on the $ 11 million Tax-Exempt Bonds mentioned in the paragraph above) constructed at the Company's Magnolia, Arkansas South Plant over the next three years, up to a total of $81 million, including the solid waste disposal facilities mentioned above. With the exception of the $11 million Tax-Exempt Bonds, the funding for the projects will be provided primarily from the Company's cash flow from operations and/or long-term debt.

3. In May 1999, the Company, through its affiliate Albemarle UK Holdings Limited, sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a
   United Kingdom chemicals' company, acquired in March 1999, as part of its tender offer for Albright & Wilson, to ISPG, Plc, the competing bidder, for an aggregate consideration of $157,516 resulting in a gain of $22,054 ($14,381 after income taxes), net of expenses. The proceeds from the sale of the Albright & Wilson common shares were primarily used to pay down debt under the Company's existing Competitive Advance and Revolving Credit Agreement.

   On May 26, 1999, the Company canceled a $1.4 billion Credit
   Agreement that would have become activated if the Company's tender offer for the shares of Albright & Wilson had been successful.

           ALBEMARLE CORPORATION AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       -----------------------------------------------
            (In Thousands Except Per-Share Amounts)
                          (Unaudited)

   4. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 1999 and 1998, are calculated as follows:

                          Three-Months Ended       Six-Months Ended
                                June 30                June 30
                          -------------------      ------------------

      BASIC EARNINGS PER
       SHARE                1999       1998         1999       1998
                          --------  ---------      -------   --------
      Numerator:

       Income available
        to stockholders,
        as reported       $24,613    $21,811       $47,785    $44,460
                          --------  ---------      --------   --------

      Denominator:

       Average number of
        shares of common
        stock outstanding  47,033     53,069        47,025     53,269
                          --------- ----------    ---------- ----------

      Basic earnings per
       share              $   .52    $   .41       $ 1.02     $   .83
                          ========= ==========    ========== ==========

      DILUTED EARNINGS PER
       SHARE

      Numerator:

       Income available
        to stockholders,
        as reported       $24,613   $ 21,811       $47,785    $44,460
                          --------- ----------    ---------- ----------

      Denominator:

       Average number of
        shares of common
        stock outstanding  47,033     53,069        47,025     53,269

       Shares issuable
        upon exercise of
        stock options         698        612           713        562
                          ---------- ----------   ----------- ----------

       Total shares        47,731     53,681        47,738     53,831
                          ---------- ----------   ----------- ----------

       Diluted earnings
        per share         $   .52    $   .41       $  1.00    $   .83
                          ========== ===========   =========== ==========

           ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ------------------------------------------------
              (In Thousands Except Share Amounts)
                          (Unaudited)

4. Continued.

   The three- and six-months ended June 30, 1999, average number of shares of common stock outstanding includes the effects of the purchase of 5,738,241 common shares through a tender offer finalized on September 30, 1998.

5. Special charges for the three- and six-months ended June 30, 1999, totaling $5,779 ($3,587 after income taxes), resulted from work-force reductions primarily at the Company's administrative offices in Baton Rouge, Louisiana and its Pasadena, Texas plant. The program impacted a total of 74 salaried and wageroll employees.

6. The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which was effective for financial statements for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", postponing SFAS No. 133's effective date one year to June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined an adoption date for SFAS No. 133. At the time of adoption, SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

7. At December 31 1998, the Company adopted SFAS No. 131, which changed the way it reports information about its operating segments.
   Prior years' segment data has been restated to conform to the current presentation. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals.
   The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives. Segment data includes intersegment transfers of raw materials at cost, except for flame retardants which are accounted for at transfer price, and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses includes corporate-related items not allocated to the reportable segments. See Tables on the following page.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------
              (In Thousands Except Share Amounts)
                         (Unaudited)
7. Continued.


                                           Three Months Ended June 30
                                          ---------------------------
                                          1999               1998
                                          ----               ----
   SUMMARY OF SEGMENT RESULTS        Revenues   Income  Revenues  Income
   --------------------------        --------   ------  --------  -------

    Polymer Chemicals                $103,085   $14,134 $104,191  $22,037
    Fine Chemicals                     97,726     9,258   99,912   16,159
                                     --------   ------- --------  --------
     Segment totals                  $200,811    23,392 $204,103   38,196
                                     --------           --------
                                     --------           --------
    Corporate and other
     expenses                                    (5,440)           (5,996)
                                                 -------          ---------
        Operating profit                         17,952            32,200

    Interest and financing
     expenses                                     2,847               755

    Gain on sale of
     investment in
     Albright & Wilson
     stock, net                                 (22,054)               --

    Other income, net                              (167)             (516)
                                                ----------        ---------

    Income before income
     taxes                                      $37,326           $31,961
                                                ----------        ---------
                                                ----------        ---------

                                         Six Months Ended June 30
                                         -------------------------
                                          1999               1998
                                          ----               ----
   SUMMARY OF SEGMENT RESULTS        Revenues   Income  Revenues  Income
   --------------------------        --------   ------  --------  -------

    Polymer Chemicals                $210,475   $36,547 $214,625  $42,618
    Fine Chemicals                    198,681    29,030  204,627   35,549
                                     --------   ------- --------  --------
     Segment totals                  $409,156    65,577 $419,252   78,167
                                     --------           --------
                                     --------           --------
    Corporate and other
     expenses                                   (11,381)          (11,775)
                                                 -------          ---------
        Operating profit                         54,196            66,392

    Interest and financing
     expenses                                     5,319             1,707

    Gain on sale of
     investment in
     Albright & Wilson
     stock, net                                 (22,054)               --

    Other income, net                              (980)           (1,182)
                                                ----------        ---------

    Income before income
     taxes                                       $71,911          $65,867
                                                ----------        ---------
                                                ----------        ---------

ITEM 2.  Management's Discussion and Analysis of Results of
         ---------------------------------------------------
         Operations and Financial Condition
         -----------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1998.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the products, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.

Results of Operations
----------------------
Second Quarter 1999 Compared with Second Quarter 1998
------------------------------------------------------

Net sales for second quarter 1999 amounted to $200.8 million, down two percent or $3.3 million from second quarter 1998 net sales of $204.1 million with reductions in each reportable business operating segment primarily due to the effects of competitive pricing, despite higher volumes in most businesses.

The gross profit margin decreased to 29.6% in 1999 from 32.4% for the corresponding period in 1998. Second-quarter 1999 operating profit was down 44% or $14.2 million from 1998 primarily due to special charges of $5.8 million for work-force reductions primarily at the Company's administrative offices in Baton Rouge, Louisiana and its Pasadena, Texas plant in 1999 as well as the effects of competitive pricing on net sales (despite higher volumes in most businesses), higher operating costs and higher selling, general and administrative expenses, including research and development expenses, offset in part, by favorable raw material costs and the favorable effects of foreign exchange in the 1999 period. The Company anticipates future annual operating cost savings of approximately $5 million before income taxes as a result of the work-force reductions.

Selling, general and administrative expenses and research and development expenses, increased five percent or $1.7 million in the second quarter of 1999 versus second quarter 1998 primarily due to higher new product development costs and higher outside consulting expenses in the 1999 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 17.7% in 1999 versus 16.6% in the 1998 quarter.

OPERATING SEGMENTS
Net sales by reportable business operating segments for the second quarter periods ended June 30, 1999 and 1998 are as follows:

                                     Net Sales
                              ---------------------
                                1999        1998
                              --------- -----------
    Polymer Chemicals         $103,085   $104,191
    Fine Chemicals              97,726     99,912
                              --------- ------------
      Segment totals          $200,811   $204,103
                              --------- ------------
                              --------- ------------

Polymer Chemicals' net sales for second quarter 1999 were down one percent or $1.1 million from second quarter 1998 primarily due to the effects of competitive pricing in most businesses and lower shipments of polymer additives and intermediates, offset in part, by increased shipments in flame retardants and organometallics and catalysts. Fine Chemicals' net sales for second quarter 1999 were down two percent or $2.2 million from second quarter 1998 primarily due to the effects of competitive pricing in most businesses, lower shipments in European potassium and chlorine chemicals and lower sales of non-manufactured products in the Asia-Pacific region, offset in part, by higher shipments of surface actives.

Operating profit by reportable business operating segments for the second quarter periods ended June 30, 1999 and 1998 are as follows:

                                     Operating Profit
                                  ----------------------
                                     1999        1998
                                  ----------  ----------
        Polymer Chemicals           $14,134    $22,037
        Fine Chemicals                9,258     16,159
                                  ----------  ----------
        Segment totals               23,392     38,196

        Corporate and other
         expenses                    (5,440)    (5,996)
                                  ----------  ----------
        Operating profit            $17,952    $32,200
                                  ----------  ----------
                                  ----------  ----------

Polymer Chemicals' second quarter 1999 segment operating profit was down 36% or $7.9 million from second quarter 1998 primarily due to an allocation of approximately $2.9 million for the work-force reduction special charges in 1999 and higher operating and new product development costs, offset in part, by lower raw material costs and the favorable effects of foreign exchange in second quarter 1999 versus second quarter 1998. Fine Chemicals' second quarter 1999 segment operating profit declined approximately
43% or $6.9 million from second quarter 1998 primarily due to an allocation of approximately $2.9 nillion for the work-force reduction special charges in 1999 and higher operating and new product development costs, offset in part, by lower raw material costs and the favorable effects of foreign exchange in second quarter 1999 versus second quarter 1998. Corporate and other expenses were down nine percent or $.6 million from second quarter 1998 due to lower employee related costs in the 1999 period.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses for second quarter 1999 increased to $2.8 million from $.8 million for second quarter 1998 primarily due to higher average outstanding debt associated with the March 1999 investment in Albright & Wilson plc ("Albright & Wilson") and the 1998 purchases of common stock. Other income declined $.3 million primarily due to lower interest income in the 1999 period.

GAIN ON SALE OF INVESTMENT IN ALBRIGHT & WILSON STOCK
Second quarter 1999 results include the gain of $22.1 million
($14.4 million after income taxes), net of expenses, from the sale of the Company's investment in Albright & Wilson common stock acquired in March 1999, as part of its tender offer for Albright & Wilson.

INCOME TAXES
Income taxes for second quarter 1999, excluding special items, decreased approximately $2.9 million, primarily due to lower pretax income. Excluding the effect of special items, consisting of the special charges related to the work-force reductions and the gain on the sale of Albright & Wilson common stock, the second quarter 1999 effective income tax rate was 34.4%, up from 31.8% in the 1998 quarter which benefited from a one-time tax planning strategy in 1998 that resulted in a 1998 annual effective income tax rate of 31.0%.

Results of Operations
---------------------
Six Months 1999 Compared with Six Months 1998
---------------------------------------------

Net sales for the first six months of 1999 amounted to $409.2 million, a decrease of two percent or $10.1 million from the corresponding period of 1998, with reductions in each reportable business segment primarily due to the effects of competitive pricing despite higher volumes in most businesses.

The gross profit margin increased to 32.5% in 1999 from 32.0% in the 1998 period. Operating profit for the first six months of 1999 was down approximately 18% or $12.2 million from 1998 primarily due to special charges of $5.8 million for work-force reductions primarily at the Company's administrative offices in Baton Rouge, Louisiana and its Pasadena, Texas plant in 1999 as well as the effects of competitive pricing on net sales (despite higher volumes in most businesses), higher selling, general and administrative expenses, including research and development expenses and higher operating costs, offset in part, by favorable raw material costs and the favorable effects of foreign exchange in 1999 versus the corresponding period in 1998.

Selling, general and administrative expenses, combined with research and development expenses, increased eight percent or $5.2 million for the first six months of 1999 versus the corresponding period in 1998, primarily due to higher new product development costs, higher outside consulting expenses and an increase in certain employee related costs in the 1999 period.
As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 17.8% in 1999 versus 16.1% in the 1998 quarter.

OPERATING SEGMENTS
Net sales by reportable business operating segments for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                      Net Sales
                                ----------------------
                                   1999        1998
                                ----------  -----------
         Polymer Chemicals       $210,475    $214,625
         Fine Chemicals           198,681     204,627
                                ----------  -----------
           Segment totals        $409,156    $419,252
                                ==========  ===========

Polymer Chemicals' net sales for the first six months of 1999 were down two percent or $4.1 million from the corresponding period of 1998 primarily due to the effects of competitive pricing in most businesses and decreased shipments in polymer additives and intermediates, offset in part, by increased shipments in organometallics and catalysts and flame retardants and the favorable effects of foreign exchange in 1999 in the Asia-Pacific and European regions. Fine Chemicals' net sales for the 1999 six-month period were down three percent or $5.9 million from the corresponding period of 1998 primarily due to the effects of competitive pricing in most businesses, lower sales of non-manufactured products in the Asia-Pacific region and lower shipments of European potassium and chlorine chemicals and pharmachemicals, offset in part, by higher shipments of surface actives and agrichemicals in the 1999 period.

Operating profit by reportable business operating segments for the six-month periods ended June 30, 1999 and 1998 are as follows:

                                  Operating Profit
                             ---------------------------
                                1999           1998
                             -----------  --------------
        Polymer Chemicals     $36,547       $42,618
        Fine Chemicals         29,030        35,549
                             -----------  --------------
         Segment totals        65,577        78,167

        Corporate and other
         expenses             (11,381)      (11,775)
                             -----------  --------------
        Operating profit      $54,196       $66,392
                             -----------  --------------
                             -----------  --------------
</TABLE)

Polymer Chemicals' segment operating profit for the first six months of 1999 was down 14% or $6.1 million from the corresponding period of 1998 primarily due to an allocation of approximately $2.9 million for the work-force reduction special charges in 1999 and higher new product development and operating costs, offset in part, by lower raw material costs and the favorable effects of foreign exchange in the 1999 six-month period versus the 1998 six-month period. Fine Chemicals' 1999 six month segment operating profit declined 18% or $6.5 million from the 1998 six-month period primarily due to an allocation of approximatley
$2.9 million for the work-force reduction special charges in 1999 and higher new product development and operating costs, offset in part, by lower raw material costs and the favorable effects of foreign exchange in the 1999 six-month period versus the 1998 six-month period.

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
Interest and financing expenses for the first six months of 1999 increased to $5.3 million from $1.7 million in the corresponding period of 1998 primarily due to higher average outstanding debt associated with the March 1999 investment in Albright & Wilson and the 1998 purchases of common stock. Other income declined $.2 million primarily due to lower interest income in the 1999 period.

GAIN ON SALE OF INVESTMENT IN ALBRIGHT & WILSON STOCK
Results for the first six months of 1999 include the gain of $22.1 million ($14.4 million after income taxes), net of expenses, from the sale of the Company's investment in Albright & Wilson common stock acquired in March 1999, as part of its tender offer for Albright & Wilson.

INCOME TAXES
Income taxes in the first six months of 1999, excluding special items, decreased $2.8 million, primarily due to lower pretax income. Excluding the effect of special items, consisting of the special charges related to the work-force reductions and the gain on the sale of Albright & Wilson common stock, the effective income tax rate for the first six months of 1999 was 33.5%, up from 32.5% in the corresponding period of 1998.

Financial Condition and Liquidity
-----------------------------------

Cash and cash equivalents at June 30, 1999, were $35.9 million, representing an increase of $14.7 million from $21.2 million at year-end 1998.

Cash flows provided from operating activities of $85 million
(which included a working capital decrease of $25 million) for the first six months of 1999 together with proceeds from sale of the investment in Albright & Wilson stock of $157.5 million and borrowings of $122.4 million were used to cover repayment of debt, the cost of investment in Albright & Wilson stock, capital expenditures and payment of dividends with the balance added to cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive income account from December 31, 1998, was due to foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. dollar.

The noncurrent portion of the Company's long-term debt amounted to $156.0 million at June 30, 1999, compared to $192.5 million at the end of 1998. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 24.8% at June 30, 1999.

The Company's capital expenditures in the first six months of 1999 were higher than the same period of 1998. For the year however, capital expenditures are forecasted to be the same as the 1998 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

ADDITIONAL INFORMATION
----------------------

OUTLOOK
Second quarter 1999 net sales experienced some sequential downward trends from first quarter 1999 although volumes in the majority of our businesses are either holding steady or increasing compared to the actual results for second quarter
1998. Primary issues for the Company at this time, center around competitive pricing and the need to increase the number and frequency of successful new product introductions. More specifically, the Company is addressing two major adverse trends--flame retardant pricing in the polymer chemicals segment and ibuprofen volumes in the fine chemicals segment. Flame retardant pricing has declined significantly as a result of aggressive competitive pricing activity. The lower ibuprofen volumes are thought to be due to inventory over stocking by a major pharmaceutical customer in the fourth quarter of 1998.

In fine chemicals, we are also forecasting continued weakness in the third quarter of 1999 in our agrichemicals business. This weakness follows historical seasonality trends, where the Company has weak second and third quarters that typically improve later in the year and normally result in stronger fourth quarters.
With the recovery in oil prices, oil rig counts have begun to increase which could favorably impact the Company's oilfield chemicals business in the second half of 1999.

Although we were unsuccessful in our attempted acquisition of Albright & Wilson, we are actively exploring other opportunities including joint ventures that could complement our existing businesses.


During the third quarter of 1999, we anticipate the startup of a new process production facility for the improved manufacture of one of our large volume flame retardants (tetrabromobisphenol-A).
In addition, a flame retardant (HP 7010) has been building in momentum as it gains customer acceptance.

As a result of the work-force reductions, which were announced in second quarter 1999, the Company anticipates future annual operating cost savings of approximately $5 million before income taxes.

Additional information regarding the Company, its products, markets and financial performance is provided at the Company's
Internet web site, www.Albemarle.com.

Year 2000 Update
----------------

Albemarle's Year 2000 Project ("Project") is generally proceeding on schedule. The Project addresses the inability of some computer programs and embedded computer chips to differentiate between the years 1900 and 2000. The Company has a global Project team, with certain location specific sub teams. At June 30, 1999, the inventory, priority assessment and compliance assessment phases of each area of the Project were essentially complete. In corporate systems activities and most process and support equipment, most critical and problem items had been completed at June 30, 1999, however remediation efforts are still in progress in some areas. Completion of planned remediation efforts is expected by the end of the third quarter of 1999.

The total cost associated with required modifications to become
Year 2000 ready is not expected to be material to the Company's financial position. Conversion to SAP, Peoplesoft, and Lotus
Notes business systems prior to beginning the Project significantly reduced the costs the Company otherwise would have incurred. The Project is being funded from current operations.
The estimated total cost of the Project is less than $3 million of which approximately two-thirds has or will be expensed and one-third is or will be capital items. The estimate includes allowances for some items for which a fix or work around is still being determined. The estimate does not include Albemarle's potential share of Year 2000 costs that may be incurred by small joint ventures in which the Company participates or entities in which the Company holds a minority interest. The total amount expended on the Project through June 1999, including internal costs, was approximately $2.1 million.

The Company has completed the identification and evaluation phases of its supplier contingency planning program and is currently developing contingency plans as necessary. These phases are scheduled for completion by early fourth quarter
1999, with adjustment and monitoring planned through the remainder of 1999 and early 2000. Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the


Company's results of operations, liquidity or financial condition.
The Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about
Year 2000 compliance and readiness of its suppliers. Since the Company's products are not date aware, its Year 2000 issues revolve around its suppliers' ability to supply, its ability to produce, its business processes ability to function properly, and its customers' ability to purchase. Contingency plans are under development regarding the most critical suppliers of goods and services. As examples, these plans may include inventory increases of raw materials and finished products and/or changes in the mix of suppliers for certain goods or services.
Contingency plans for manufacturing and other business processes will include increased sensitivity at the actual changeover from December 31, 1999 to January 1, 2000 and alternative methods, including manual processing for business information processes.
The Company believes that, with the previously accomplished implementation of global business systems and completion of the Project as scheduled, the possibility of material interruptions of normal operations should be reduced significantly.

Readers are cautioned that to the extent legally permissible, this statement should be considered a Year 2000 Readiness
Disclosure pursuant to the Year 2000 Information and Readiness
Disclosure Act and that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures on Year 2000 included in the Company's 1998
Annual Report & Form 10-K filed on March 10, 1999 and with the
"safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995 referenced on page 13.

Recent Developments
-------------------

On July 23, 1999, the Company, through its affiliate Albemarle
TCI Limited, and Beijing Yanhua Petrochemical Co. Ltd., an affiliate of Beijing Yanhua Petrochemical Company, announced that they have signed an agreement in principle to form Beijing
Albemarle Yanshan Fine Chemical Company Limited. The joint venture will make agricultural chemical intermediates based upon Albemarle's strengths in alkylation technology.

The Beijing Albemarle Yanshan Fine Chemical Company Limited's manufacturing operation (scheduled for startup in the second half of 2000) will be located within the Beijing Yanhua Petrochemical
Company complex outside of Beijing, China.


  ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk
           ---------------------------------------------------------
There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31,
1998.

The Company's foreign currency risk has changed from that disclosed in our Form 10-K for the year ended December 31, 1998. At June 30, 1999 and December 31, 1998, the Company had entered into Japanese Yen forward contracts in the amount of $8.7 million and $6.9 million, respectively, all with maturity dates in 1999. An instantaneous 10%


depreciation of the U.S. dollar versus the Japanese Yen from June 30, 1999 rates, with all other variables held constant, would result in a $1 million decrease in the fair value of the forward contracts.

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

In early January 1999, the U.S. Environmental Protection Agency
("EPA"), Region 6, issued an administrative complaint under
section 113 of the Clean Air Act, alleging violations at the Company's Pasadena, Texas plant of EPA's rule regarding leaks and repairs of appliances containing hydrochlorofluorocarbons.
EPA proposed a civil penalty of $162,000. The Company has filed an answer and request for an administrative hearing.
Although the Company is vigorously contesting the complaint, it is attempting to negotiate a settlement with EPA.

  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------
            (a)     Exhibits

                    27.  Financial Data Schedule

            (b) A report on Form 8-K was filed on April 19, 1999, announcing that the Company increased its offer price for the outstanding shares of Albright &
                    Wilson to 160 pence or about $2.58 per share or approximately $790 million. The Company sold all of its shares of Albright & Wilson stock to ISPG, Plc in May 1999.


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


                                        ALBEMARLE CORPORATION
                                        ----------------------
                                        (Registrant)


Date: August 4, 1999                    By: s/Robert G. Kirchhoefer
                                            -----------------------
                                        Robert G. Kirchhoefer
                                        Treasurer and Chief
                                        Accounting Officer
                                        (Principal Accounting Officer)


