Form 10-Q
period 1999-09-30
ALBEMARLE CORP
filed 1999-11-05
CIK 915913

                                              Page 1 of 22 Pages





                   SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C.  20549

                              FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1999


                                  OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For Transition Period from              to
                          --------------  ---------------



Commission File Number 1-12658



                     ALBEMARLE   CORPORATION
                     -----------------------
       (Exact name of registrant as specified in its charter)



           VIRGINIA                         54-1692118
           --------                         -----------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)



330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                          23210
---------------------------                 -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code - (804)788-6000


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


Number of shares of common stock, $.01 par value, outstanding as of October 31, 1999: 46,747,639

                        ALBEMARLE CORPORATION

                             I N D E X

                                                           Page
                                                           Number
                                                           ------

PART I.	FINANCIAL INFORMATION

 ITEM 1. Financial Statements

     Consolidated Balance Sheets - September 30, 1999 and
     December 31, 1998                                       3-4

     Consolidated Statements of Income - Three and
     Nine Months Ended September 30, 1999 and 1998            5

     Consolidated Statements of Comprehensive Income
      - Three and Nine Months Ended September 30, 1999
      and 1998                                                6

     Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1999 and 1998           7

     Notes to the Consolidated Financial Statements          8-12



 ITEM 2. Management's Discussion and Analysis of Results
         of Operations and Financial Condition, Additional
         Information, Year 2000 and Recent Developments     13-20

 ITEM 3. Quantitative and Qualitative Disclosures About
         Market Risk                                         21


PART II.OTHER INFORMATION


 ITEM 3. Legal Proceedings                                   21

 ITEM 6. Exhibits and Reports on Form 8-K                    21

SIGNATURES                                                   22

PART I - FINANCIAL INFORMATION
------------------------------


  ITEM 1.  Financial Statements
           --------------------

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                 ---------------------------
                   (Dollars In Thousands)
                   ----------------------

                                              September 30,    December 31,
                                                  1999             1998
                                              --------------  -------------
                                               (Unaudited)
               ASSETS

Current assets:

 Cash and cash equivalents                       $45,655         $21,180
 Accounts receivable, less allowance for
  doubtful accounts (1999 - $2,971;
  1998 - $2,782)                                 141,098         145,207
 Inventories:
   Finished goods                                 88,864          97,684
   Raw materials                                  11,060          11,684
   Stores, supplies and other                     16,873          17,838
                                             ---------------  --------------
                                                 116,797         127,206
  Deferred income taxes and prepaid expenses      17,601          17,937
                                             ---------------  --------------
    Total current assets                         321,151         311,530
                                             ---------------  --------------
Property, plant and equipment, at cost         1,285,942       1,259,340
   Less accumulated depreciation and
    amortization                                 780,642         744,672
                                             ---------------  --------------
    Net property, plant and equipment            505,300         514,668

Other assets and deferred charges                104,853          90,308
Goodwill and other intangibles, net of
 amortization                                     18,030          21,291
                                             ---------------  --------------
Total assets                                    $949,334        $937,797
                                             ---------------  --------------
                                             ---------------  --------------

See accompanying notes to the consolidated financial statements.

            ALBEMARLE  CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                  ---------------------------
                    (Dollars In Thousands)
                    ----------------------

                                              September 30,   December 31,
                                                 1999             1998
                                            ---------------  ---------------
                                              (Unaudited)
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $57,780         $45,073
 Long-term debt, current portion                    821             408
 Accrued expenses                                58,315          53,300
 Dividends payable                                4,690           4,701
 Income taxes payable                            16,014           4,454
                                            ---------------  ---------------
          Total current liabilities	       	137,620	    107,936
                                            ---------------  ---------------
Long-term debt                                  146,380         192,530

Other noncurrent liabilities                     80,660          75,664

Deferred income taxes                            96,689         110,000

Shareholders' equity:
 Common stock, $.01 par value, issued and
   outstanding- 46,875,039 in 1999 and
   47,008,283 in 1998, respectively                 469             470
 Additional paid-in capital                      76,268          78,724
 Accumulated other comprehensive
   (loss) income                                 (4,693)          7,360
 Retained earnings                              415,941         365,113
                                            ---------------  ---------------
   Total shareholders' equity                   487,985         451,667
                                            ---------------  ---------------
Total liabilities and shareholders' equity     $949,334        $937,797
                                            ---------------  ---------------
                                            ---------------  ---------------

See accompanying notes to the consolidated financial statements.

            ALBEMARLE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
              ---------------------------------
           (In Thousands Except Per-Share Amounts)
           ---------------------------------------
                           (Unaudited)
                                  Three Months Ended     Nine Months Ended
                                   September 30,           September 30,
                                 --------------------  ---------------------
                                   1999        1998       1999       1998
                                 --------- ----------  ---------- ----------
Net sales                        $212,086    $196,192   $621,242   $615,444

Cost of goods sold                150,923     138,683    427,250    423,936
                                 --------- ----------  ---------- ----------
 Gross profit                      61,163      57,509    193,992    191,508

Selling, general and
 administrative expenses           26,558      25,366     81,896     79,030

Research and development
 expenses                           8,603       7,903     26,119     21,846

Special charges                       852          --      6,631         --
                                 --------- ----------  ---------- ----------
 Operating profit                  25,150      24,240     79,346     90,632

Interest and financing
 expenses                           1,564         596      6,883      2,303

Gain on sale of investment in
 Albright & Wilson stock,
 net                                   --          --    (22,054)        --

Other expense (income), net            20        (397)      (960)    (1,579)
                                 --------- -----------  --------- ----------

Income before income taxes         23,566      24,041     95,477     89,908

Income taxes                        6,427       6,464     30,553     27,871
                                 ---------- ----------  ---------- ---------
NET INCOME                        $17,139     $17,577    $64,924    $62,037
                                 ---------- ----------  ---------- ---------
                                 ---------- ----------  ---------- ---------
BASIC EARNINGS PER SHARE            $0.37       $0.33      $1.38      $1.17
                                 ---------- ----------  ----------  --------
                                 ---------- ----------  ----------  --------

DILUTED EARNINGS PER SHARE          $0.36       $0.33      $1.36      $1.16
                                 ---------- ----------  ----------  --------
                                 ---------- ----------  ----------  --------
Cash dividends declared per
 share of common stock              $0.10       $0.09      $0.30      $0.27
                                 ---------- ----------  ----------  --------
                                 ---------- ----------  ----------  --------

See accompanying notes to the consolidated financial statements.

               ALBEMARLE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            -----------------------------------------------
                       (Dollars In Thousands)
                       ----------------------
                            (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                   September 30,           September 30,
                                ----------------------  --------------------
                                   1999       1998         1999       1998
                                ----------  ----------  ---------  ---------
Net income                       $17,139     $17,577     $64,924    $62,037

Other comprehensive income,
 net of tax:

 Foreign currency translation
  adjustments                      1,899       8,144     (12,053)     7,478
                                ----------  ----------  ---------  ---------
Comprehensive income             $19,038     $25,721     $52,871    $69,515
                                ----------  ----------  ---------  ---------
                                ----------  ----------  ---------  ---------

See accompanying notes to the consolidated financial statements.


             ALBEMARLE CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------
                      (Dollars In Thousands)
                      ----------------------
                          (Unaudited)
                                                   Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                 1999          1998
                                               ----------  -----------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                              $21,180      $34,322

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      64,924       62,037

 Adjustments to reconcile net income
  to cash flows from operating activities:

   Depreciation and amortization                 56,844       55,459

   Gain on sale of investment in
    Albright & Wilson stock, net                (22,054)          --

   Write-off of plant facilities                  4,781           --

   Working capital decrease excluding
    cash and cash equivalents                    36,485        3,642

   Other, net                                    (5,028)      (1,745)
                                               ----------  -----------
     Net cash provided from
      operating activities                      135,952      119,393
                                               ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of investment
  in Albright & Wilson stock                    157,516           --

 Cost of investment in
  Albright & Wilson stock                      (135,462)          --

 Capital expenditures                           (61,298)     (57,331)

 Purchase of nonmarketable investments           (3,245)          --

 Other, net                                      (4,545)       1,375
                                               ----------  -----------
     Net cash used in
      investing activities                      (47,034)     (55,956)
                                               ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                  (169,036)     (10,926)

 Dividends paid                                 (14,107)     (14,525)

 Purchases of common stock                       (3,102)    (140,470)

 Proceeds from borrowings                       122,360       97,472

 Proceeds from exercise of stock options            645          278
                                               ----------  -----------
     Net cash used in
      financing activities                      (63,240)     (68,171)
                                               ----------  -----------
Net effect of foreign exchange on cash           (1,203)        (411)
                                               ----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS            24,475       (5,145)
                                               ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $45,655      $29,177
                                               ----------  -----------
                                               ----------  -----------

  See accompanying notes to the consolidated financial statements.

              ALBEMARLE CORPORATION AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------
          (In Thousands Except Share and Per-Share Amounts)
                             (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 1999, and December 31, 1998, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 1999, and 1998, and condensed consolidated cash flows for the nine-month periods ended September 30, 1999, and 1998. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report & Form 10-K filed on March 10, 1999. The December 31, 1998, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 1999, have been compiled and included herein in connection with the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information." Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

2.  Long-term debt consists of the following:

                                 September 30,      December 31,
                                    1999               1998
                                 -------------     -------------
    Variable-rate bank loans       $116,000          $169,600
    Foreign borrowings               19,107            22,216
    Industrial revenue bonds         11,000                --
    Miscellaneous                     1,094             1,122
                                 -------------     -------------
       Total                        147,201           192,938
    Less amounts due within
     one year                           821               408
                                 -------------     -------------
       Long-term debt              $146,380          $192,530
                                 -------------     -------------
                                 -------------     -------------


    On March 10, 1999, the Company entered into a Loan Agreement with Columbia County, Arkansas ("the County"), which issued $11 million in Tax Exempt Solid Waste Disposal Revenue Bonds ("Tax Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. The presently unexpended proceeds from the Tax Exempt Bonds of $3,780 are restricted to the purchase of solid waste disposal facilities and accordingly, are reflected as a noncurrent asset in the balance sheet caption - Other assets

             ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
         (In Thousands Except Share and Per-Share Amounts)
                          (Unaudited)
2.  Continued.

    and deferred charges. The Tax Exempt Bonds bear interest at a variable rate that approximates 65% of the federal funds rate. The Tax Exempt Bonds will mature in 22 years and are collateralized by a transferable irrevocable direct pay letter of credit.

    On March 10, 1999, the Company and the County entered into a series of agreements. Pursuant to these agreements, the Company will benefit from a ten-year property tax abatement on all new plant capital expansions, modifications and/or improvements (except for the restrictions on the $11 million Tax Exempt Bonds mentioned in the paragraph above) constructed at the Company's Magnolia, Arkansas South Plant over the next three years, up to a total of $81 million, including the solid waste disposal facilities mentioned above. With the exception of the $11 million Tax Exempt Bonds, the funding for the projects will be provided primarily from the Company's cash flow from operations and/or long-term debt.


3. Cost of goods sold for the quarter ended September 30, 1999, includes a charge of $2,400 ($1,529 after income taxes) related to the write off of the residual net book value of an existing tetrabromobisphenol-A facility in Magnolia, Arkansas currently being replaced by the Company's new 6-sigma SAYTEX CP-2000 flame retardant facility. Cost of goods sold for the nine months ended September 30, 1999, also includes a charge of $2,381 ($1,517 after income taxes) for the June 1999 write off of excess assets associated with other flame retardant production facilities also located in Magnolia, Arkansas.

4. Cost of goods sold includes foreign exchange transaction gains/(losses) of $867 and ($3,288), and $4,484 and ($3,172) for the third quarter and nine months ended September 30, 1999, and 1998, respectively.


5. Special charges totaling $852 ($543 after income taxes) and $6,631 ($4,130 after income taxes) for the third quarter and nine months ended September 30, 1999, respectively, related to work-force reduction programs at certain of the Company's facilities. The programs impacted a total of 85 salaried and wage employees.


6. In May 1999, the Company, through its affiliate Albemarle UK Holdings Limited, sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals' company, acquired in March 1999, as part of its tender offer for Albright & Wilson for an aggregate consideration of $157,516 resulting in a gain of $22,054 ($14,381 after income taxes), net of expenses. The proceeds from the sale of the Albright & Wilson common shares were primarily used to pay down debt under the Company's existing Competitive Advance and Revolving Credit Agreement.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------
         (In Thousands Except Share and Per-Share Amounts)
                           (Unaudited)



7. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 1999, and 1998, are calculated as follows:

                                   Three-Months Ended  Nine-Months Ended
                                    September 30         September 30
                                   ------------------  -----------------
BASIC EARNINGS PER SHARE            1999       1998      1999      1998
                                   --------  --------  --------  -------
 Numerator:

  Income available to
   stockholders, as reported       $17,139   $17,577   $64,924   $62,037
                                   --------  --------  --------  -------
 Denominator:

  Average number of
   shares of common
   stock outstanding                46,949    52,695    47,000    53,077
                                   --------  --------  --------  --------
 Basic earnings per share            $0.37     $0.33     $1.38     $1.17
                                   --------  --------  --------  --------
                                   --------  --------  --------  --------
DILUTED EARNINGS PER SHARE

 Numerator:

  Income available to
   stockholders, as reported       $17,139   $17,577   $64,924   $62,037
                                   --------  --------  --------  --------
 Denominator:

  Average number of
   shares of common
   stock outstanding                46,949    52,695    47,000    53,077

  Shares issuable upon
   exercise of stock
   options                             526       598       651       575
                                   --------  --------  --------  ---------

 Total shares                       47,475    53,293    47,651    53,652
                                   --------  --------  --------  ---------

 Diluted earnings per share          $0.36     $0.33     $1.36     $1.16
                                   --------  --------  --------  ---------
                                   --------  --------  --------  ---------

                ALBEMARLE CORPORATION AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------
            (In Thousands Except Share and Per-Share Amounts)
                              (Unaudited)


7.   Continued.

     The three- and nine-months ended September 30, 1999, average number of shares of common stock outstanding includes the effects of the purchase of 5,738,241 common shares through a tender offer finalized on September 30, 1998.



8. The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which was effective for financial statements for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", postponing SFAS No. 133's effective date one year to June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined its adoption date for SFAS No. 133. At the time of adoption, SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.


9. At December 31, 1998, the Company adopted SFAS No. 131, which changed the way it reports information about its operating segments. Prior years' segment data has been restated to conform to the current presentation. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives. Segment data includes intersegment transfers of raw materials at cost, except for bromine which is accounted for at transfer price, and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses include corporate-related items not allocated to the reportable segments. See Tables on the following page.

             ALBEMARLE CORPORATION AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------
       (In Thousands Except Share and Per-Share Amounts)
                         (Unaudited)


9. Continued.

                                    Three Months Ended September 30
                                    -------------------------------
                                     1999                  1998
                                    -----                  -----

SUMMARY OF SEGMENT RESULTS   Revenues    Income     Revenues   Income
                             ---------   --------  ---------- ---------
Polymer Chemicals            $113,842    $16,780    $101,251   $15,868
Fine Chemicals                 98,244     13,304      94,941    12,456
                             ---------   --------  ---------- ---------
  Segment totals             $212,086     30,084    $196,192    28,324
                             ---------             ----------
                             ---------             ----------
Corporate and other expenses              (4,934)               (4,084)
                                         --------             ---------
  Operating profit                        25,150                24,240

Interest and financing
 expenses                                  1,564                   596

Other expense (income), net                   20                  (397)
                                         --------             ----------
Income before income taxes               $23,566               $24,041
                                         --------             ----------
                                         --------             ----------


                                  Nine Months Ended September 30
                                  ------------------------------
                                   1999                    1998
                                   ----                    ----
SUMMARY OF SEGMENT RESULTS   Revenues    Income     Revenues   Income
                             --------    --------  ----------  ---------

Polymer Chemicals            $324,317    $53,327    $315,876   $58,486
Fine Chemicals                296,925     42,334     299,568    48,005
                             --------    --------  ----------  ---------
 Segment totals              $621,242    $95,661    $615,444   106,491
                             --------              ----------
                             --------              ----------

Corporate and other expenses             (16,315)              (15,859)
                                         --------              ----------
 Operating profit                         79,346                90,632

Interest and financing
 expenses                                  6,883                 2,303

Gain on sale of investment
 in Albright & Wilson stock,
 net                                     (22,054)                   --

Other (income), net                         (960)               (1,579)
                                         --------             ----------
Income before income taxes               $95,477               $89,908
                                         --------             ----------
                                         --------             ----------


ITEM 2. Management's Discussion and Analysis of Results of
        --------------------------------------------------
        Operations and Financial Condition, Additional lnformation,
        -----------------------------------------------------------
        Year 2000 and Recent Developments
        ---------------------------------


The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1998.

Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the products, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.


Results of Operations
---------------------
Third Quarter 1999 Compared with Third Quarter 1998
----------------------------------------------------

Net sales for third quarter 1999 amounted to $212.1 million, up 8.1% or $15.9 million from third quarter 1998 net sales of $196.2 million due to higher shipments in most businesses and the favorable effects of foreign exchange, primarily in Japan, in third quarter 1999 versus third quarter 1998 offset, in part, by the negative effects of competitive pricing.

The gross profit margin decreased to 28.8% in 1999 from 29.3% for the corresponding period in 1998. Third-quarter 1999 operating profit was up 3.8% or $.9 million from 1998 primarily due to higher net sales and the favorable effects of foreign exchange in third quarter 1999 versus third quarter 1998 offset, in part, by higher operating and new product development costs, including start-up costs associated with the Company's new SAYTEX CP-2000(tetrabromobisphenol-A) plant in Magnolia, Arkansas as well as the residual write off of the current facility being replaced and a special charge for voluntary work-force reductions at the Company's Orangeburg plant. The Company anticipates future annual operating cost savings per year of approximately $1 million, before income taxes, as a result of the work-force reductions.

Selling, general and administrative expenses and research and development expenses, increased 5.7% or $1.9 million in the third quarter of 1999 versus third quarter 1998 primarily due to an increase in employee related costs and higher outside consulting expenses in the 1999 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 16.6% in 1999 versus 17.0% in the 1998 quarter.

OPERATING SEGMENTS

Net sales by reportable business operating segment for the third quarter periods ended September 30, 1999, and 1998 are as follows:

                               Net Sales
                               ---------
                           1999        1998
                           ----        ----
Polymer Chemicals       $113,842    $101,251
Fine Chemicals            98,244      94,941
                        --------    --------
Segment totals          $212,086    $196,192
                        --------    --------
                        --------    --------


Polymer Chemicals' net sales for third quarter 1999 increased 12.4% or $12.6 million from third quarter 1998 primarily due to increased shipments in flame retardants, polymer additives and intermediates and organometallics and the favorable effects of foreign exchange in 1999 in the Asia-Pacific region offset, in part, by the effects of competitive pricing in most businesses. Fine Chemicals' net sales for third quarter 1999 increased 3.5% or $3.3 million from third quarter 1998 primarily due to higher shipments of pharmachemicals and surface actives offset, in part, by the effects of competitive pricing in most businesses.

Operating profit by reportable business operating segment for the third quarter periods ended September 30, 1999, and 1998 are as follows:

                           Operating Profit
                           ----------------
                          1999        1998
                          ----        -----
Polymer Chemicals        $16,780     $15,868
Fine Chemicals            13,304      12,456
                         --------    --------
Segment totals            30,084      28,324

Corporate and
 other expenses           (4,934)     (4,084)
                         --------    --------
Operating profit         $25,150     $24,240
                         --------    --------
                         --------    --------


Polymer Chemicals' third quarter 1999 segment operating profit was up 5.7% or $.9 million from third quarter 1998 primarily due to increased shipments in most businesses, the favorable effects of foreign exchange and improved plant utilization in certain product lines in third quarter 1999 versus third quarter 1998 offset, in part, by the start-up costs associated with the Company's new flame retardant plant in Arkansas, the residual write-off of the current facility being replaced as well as higher new product development costs and an allocated portion of the work-force reduction special charge in third quarter 1999. Fine Chemicals' third quarter 1999 segment operating profit increased approximately 6.8% or $.8 million from third quarter 1998 primarily due to increased shipments in most businesses, the favorable effects of foreign exchange and lower raw material costs in third quarter 1999 versus third quarter 1998 offset, in part, by higher production costs due to unfavorable plant utilization in certain product lines, primarily pharmachemicals and agrichemicals in third quarter 1999 versus third quarter 1998 and an allocated portion of the work-force reduction special charge in third quarter 1999. Corporate and other expenses were up 20.8% percent or $.9 million from third quarter 1998 primarily due to an increase in employee related costs in the 1999 period.



INTEREST AND FINANCING EXPENSES

Interest and financing expenses for third quarter 1999 increased to $1.6 million from $.6 million for third quarter 1998 primarily due to higher average outstanding debt associated with the purchase of approximately six million common shares of the Company's stock in 1998.



INCOME TAXES

Income taxes for third quarter 1999 were essentially flat compared to the same period in 1998. The third quarter 1999 effective income tax rate was 27.3%, up slightly from 26.9% in third quarter 1998.



Results of Operations
---------------------
Nine Months 1999 Compared with Nine Months 1998
-----------------------------------------------

Net sales for the first nine months of 1999 amounted to $621.2 million, an increase of 0.9% or $5.8 million from the corresponding period of 1998, due to higher shipments in most businesses and the effects of favorable foreign exchange, primarily in Japan, in 1999 versus 1998 offset, in part, by the negative effects of competitive pricing.

The gross profit margin increased slightly to 31.2% in 1999 from 31.1% in the 1998 period. Operating profit for the first nine months of 1999 was down 12.5% or $11.3 million from 1998 primarily due to special charges of $6.6 million for voluntary work-force reductions at certain of the Company's facilities in 1999, higher operating and new product development costs, including the start-up costs associated with the Company's new flame retardant plant in Arkansas as well as the residual write off of the current facility being replaced and the June 1999 write off of an excess flame retardant facility in Arkansas offset, in part, by the favorable effects of foreign exchange and favorable raw material costs in 1999 versus the corresponding period in 1998, and increased net sales in 1999 versus 1998 primarily due to higher shipments in most businesses, despite continuing competitive pricing pressures.

Selling, general and administrative expenses, combined with research and development expenses, increased 7.1% or $7.1 million for the first nine months of 1999 versus the corresponding period in 1998, primarily due to higher new product development costs, higher outside consulting expenses and an increase in employee related costs in the 1999 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 17.4% in 1999 versus 16.4% in the 1998 quarter.


OPERATING SEGMENTS

Net sales by reportable business operating segment for the nine-month periods ended September 30, 1999, and 1998 are as follows:

                                Net Sales
                                ---------
                             1999        1998
                             ----        ----
Polymer Chemicals         $324,317    $315,876
Fine Chemicals             296,925     299,568
                          --------    --------
Segment totals            $621,242    $615,444
                          --------    --------
                          --------    --------

Polymer Chemicals' net sales for the first nine months of 1999 were up 2.7% or $8.4 million from the corresponding period of 1998 primarily due to increased shipments of flame retardants and organometallics and the favorable effects of foreign exchange, primarily Japan in 1999 offset, in part, by the effects of competitive pricing in most businesses. Fine Chemicals' net sales for the 1999 nine-month period were down 0.9% or $2.6 million from the corresponding period of 1998 primarily due to the effects of competitive pricing in most businesses, lower shipments of European potassium and chlorine chemicals and lower sales of non-manufactured products in the Asia-Pacific region offset, in part, by higher shipments of surface actives, agrichemicals, bromine and derivatives and pharmachemicals in the 1999 period.

Operating profit by reportable business operating segment for the nine-month periods ended September 30, 1999, and 1998 are as follows:


                           Operating Profit
                           ----------------
                           1999         1998
                           ----         ----
Polymer Chemicals          $53,327     $58,486
Fine Chemicals              42,334      48,005
                          --------     --------
Segment totals              95,661     106,491

Corporate and other
 expenses                  (16,315)    (15,859)
                          --------     --------
Operating profit           $79,346     $90,632
                          --------     --------
                          --------     --------


Polymer Chemicals' segment operating profit for the first nine months of 1999 was down 8.8% or $5.2 million from the corresponding period of 1998 primarily due to higher operating and new product development costs including the start-up costs associated with the Company's new flame retardant plant in Arkansas, the residual write off of the current facility being replaced as well as the June 1999 write off of an excess flame retardant facility in Arkansas and an allocation of approximately $3.3 million for work-force reduction special charges in 1999 offset, in part, by the favorable effects of foreign exchange and lower raw material costs in the 1999 nine-month period versus the 1998 nine-month period and increased sales in the 1999 period due to higher shipments in most businesses, despite continued unfavorable competitive pricing pressures. Fine Chemicals' 1999 nine month segment operating profit declined 11.8% or $5.7 million from the 1998 nine-month period primarily due to an allocation of approximately $3.3 million for the work-force reduction special charges in 1999 and higher new product development and operating costs offset, in part, by the favorable effects of foreign exchange and lower raw material costs in the 1999 nine-month period versus the 1998 nine-month period.

INTEREST AND FINANCING EXPENSES AND OTHER EXPENSE (INCOME), NET

Interest and financing expenses for the first nine months of 1999 increased to $6.9 million from $2.3 million in the corresponding period of 1998 primarily due to higher average outstanding debt associated with the March 1999 investment in Albright & Wilson plc ("Albright & Wilson") and the 1998 purchases of common stock. Other income declined $.6 million primarily due to lower interest income in the 1999 period.


GAIN ON SALE OF INVESTMENT IN ALBRIGHT & WILSON STOCK

Results for the first nine months of 1999 include the gain of $22.1 million ($14.4 million after income taxes), net of expenses, from the sale of the Company's investment in Albright
& Wilson common stock acquired in March 1999, as part of its tender offer for Albright & Wilson.


INCOME TAXES

Excluding the special charges related to the work-force reductions and the gain on the sale of Albright & Wilson common stock, income taxes in the first nine months of 1999 decreased $2.5 million, primarily due to lower pretax income offset, in part, by a higher effective income tax rate (31.7% in 1999 versus 31.0% in the corresponding period of 1998.)


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at September 30, 1999, were $45.7
million, representing an increase of $24.5 million from $21.2 million at year-end 1998.

Cash flows provided from operating activities of $136.0 million (which included a working capital decrease of $36.5 million) for the first nine months of 1999 together with proceeds from sale of the investment in Albright & Wilson stock of $157.5 million and borrowings of $122.4 million were primarily used to cover repayment of debt, the cost of investment in Albright & Wilson stock, capital expenditures and payment of dividends with the balance added to cash and cash equivalents.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive income account from December 31, 1998, was due to foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro currencies.

The noncurrent portion of the Company's long-term debt amounted to $146.4 million at September 30, 1999, compared to $192.5 million at the end of 1998. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 23.2% at September 30, 1999.

The Company's capital expenditures in the first nine months of 1999 were higher than the same period of 1998. For the year however, capital expenditures are forecasted to be lower than the 1998 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

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



Additional Information
----------------------

OUTLOOK

In the Company's Polymer Chemicals' segment, our flame retardant comparisons will be impacted by two major factors. Results in our large volume products versus the year-ago quarter, will show the effect of having met competitive pricing earlier this year (sequentially we anticipate minimal impact). In addition, both sequentially and versus a year ago, start-up costs for the new SAYTEX CP-2000 (tetrabromobisphenol-A) flame retardant plant and higher factory costs reflecting lower plant operating rates to draw down inventory built for this changeover, will have a negative effect on fourth quarter 1999 results. However, these impacts should be partially offset by continuing strong sales volumes of most flame retardants.

Our polymer additives and intermediates businesses benefited from strong volumes in the third quarter of 1999. We may see this moderate in fourth quarter 1999, but still anticipate results that are in line with the fourth quarter of 1998.

In third quarter 1999, the Company's Fine Chemicals' bromine and derivatives business results reflected strong volumes, especially for products going into oilfield applications. These were up sequentially from second quarter 1999 to third quarter 1999 with resultant profit improvements; current forecasts are for this trend to continue into the fourth quarter. In pharmachemicals, although volume in ibuprofen in each succeeding quarter since first quarter 1999 has been better than the previous one, profitability versus the previous years' quarters has been disappointing and fourth quarter 1999 will likely be another poor comparison versus fourth quarter 1998, when shipments were at their peak.

Fine Chemicals' agrichemicals business had a significant profit decline in the third quarter 1999, off high double digits sequentially. The Company expects that this will continue in the 1999 fourth quarter. Farmers are substituting older, lower priced products and are reducing the application rate of the products they buy to cut costs as they face low crop prices. As a result, customers have sufficient inventory to fill their orders and are delaying their purchases, thus we expect lower sales continuing throughout the remainder of the year. We anticipate the order pattern to pick up in the year 2000, however, the Company is concerned that our sales in this business may not return to levels seen in years past.

As a result of the work-force reductions in the second and third quarters of 1999, the Company anticipates future annual operating cost savings per year of approximately $6 million before income taxes.

Additional information regarding the Company, its products, markets and financial performance is provided at the Company's
Internet web site, www.Albemarle.com.


Year 2000 Update
----------------

Albemarle's Year 2000 Project ("Project") is generally proceeding on schedule. The Project addresses the inability of some computer programs and embedded computer chips to differentiate between the years 1900 and 2000. The Company has a global Project team, with certain location specific sub teams. At September 30, 1999, the inventory, priority assessment and compliance assessment phases of each area of the Project were essentially complete. In corporate systems activities and most process and support equipment, most critical and problem items had been completed at September 30, 1999, however remediation efforts are still in progress in some areas. Completion of planned remediation efforts is expected by early fourth quarter 1999.

The total cost associated with required modifications to become Year 2000 ready is not expected to be material to the Company's financial position. Conversion to SAP, Peoplesoft, and Lotus Notes business systems prior to beginning the Project significantly reduced the costs the Company otherwise would have incurred. The Project is being funded from current operations. The estimated total cost of the Project is less than $3 million of which approximately two-thirds has or will be expensed and one-third is or will be capital items. The total amount expended on the Project through September 1999, including internal costs,
was approximately $2.4 million.   The estimate does not include
Albemarle's potential share of Year 2000 costs that may be incurred by small joint ventures in which the Company participates or entities in which the Company holds a minority interest.

The Company has completed the identification and evaluation phase of its supplier contingency planning program and is currently developing contingency plans as necessary. These phases are scheduled for completion by early fourth quarter
1999, with adjustment and monitoring planned through the remainder of 1999 and early 2000. Failure to correct a material
Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 problems will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to reduce significantly the Company's level of uncertainty about the Year 2000 problem and, in particular, about Year 2000 compliance and readiness of its suppliers. Since the Company's products are not date aware, its Year 2000 issues revolve around its suppliers' ability to supply, its ability to produce, its business processes' ability to function properly, and its customers' ability to purchase. Contingency plans are under development regarding the most critical suppliers of goods and services. As examples, these plans may include inventory increases of raw materials and finished products and/or changes in the mix of suppliers for certain goods or services. Contingency plans for manufacturing and other business processes will include increased sensitivity at the actual changeover from December 31, 1999, to January 1, 2000, and alternative methods, including manual processing for business information processes. The Company believes that, with the previously accomplished implementation of global business systems and completion of the Project as scheduled, the possibility of material interruptions of normal operations should be reduced significantly.

Readers are cautioned that to the extent legally permissible, this statement should be considered a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act and that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures on Year 2000 included in the Company's 1998 Annual Report [To Shareholders] & [SEC] Form 10-K filed on March 10, 1999, and with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 referenced on page 13.



Recent Developments
-------------------

On October 4, 1999, the Company announced a voluntary separation offer to all eligible U.S. salaried R&D employees. The Company believes this offer will allow R&D to reduce its cost and improve productivity. It is anticipated this will result in a reduction of at least 20 R&D positions in Baton Rouge. This offer is one of several phases within the R&D cost reduction effort. Many of the salaried R&D employees who accepted the offer have left the Company, while some who accepted were asked to remain longer for transition purposes.

On October 5, 1999, the Company had a fire in the electrical substation at its plant in Thann, France. There were no injuries to plant employees or emergency personnel and no damage to plant operating units, no release of chemicals and no off-site impact. Fire damage was restricted to the substation, the heart of electricity production for both the Thann facility and neighboring Millennium Inorganic Chemicals plant sites. Inventories of most products were available to allow resumption of shipments from the plant later the same week. Cleaning of the substation and repairs have been completed and the site is again fully operational.

On October 28, 1999, the Company announced that Andre B. Lacy, chairman and president of LDI Management, Inc., Indianapolis, Ind., had resigned as a director. He had served on Albemarle's board from its inception as a publicly-held company in 1994 and had been a member of Ethyl Corporation's board of directors from 1981 to 1994. Concurrently, the Company's Board of Directors elected as a director and a member of the executive committee, William M. Gottwald, MD, vice president-- corporate strategy and secretary to the executive committee of Albemarle. Dr. Gottwald's election fills the vacancy created by Lacy's departure. Dr. Gottwald joined Albemarle in 1996 after having been associated with Ethyl Corporation from 1981 to 1996 in a number of senior management positions, including senior vice president responsible for finance, planning and information resources. In addition, he earlier served as president and general manager of Whitby Pharmaceuticals and a member of Ethyl's board of directors and executive committee until early
1996.   He served as a director and executive committee member
of Albemarle from 1994 until early 1996.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 1998.

The Company's foreign currency risk has changed from that disclosed in our Form 10-K for the year ended December 31, 1998. At September 30, 1999, and December 31, 1998, the Company had entered into Japanese Yen forward contracts in the amount of $7.5 million and $6.9 million, respectively, all with maturity dates in 1999. An instantaneous 10% depreciation of the U.S. Dollar versus the Japanese Yen from September 30, 1999 rates, with all other variables held constant, would result in a $.8 million decrease in the fair value of the forward contracts.


Part II - OTHER INFORMATION
----------------------------

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



                              ALBEMARLE  CORPORATION
                              ----------------------
                                  (Registrant)



Date:  November 5, 1999       By:  s/ Robert G. Kirchhoefer
                                   ------------------------
                                   Robert G. Kirchhoefer
                                   Treasurer and Chief
                                    Accounting Officer
                                   (Principal Accounting Officer)