Form 10-K
period 1999-12-31
ALBEMARLE CORP
filed 2000-03-22
CIK 915913

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)
                  For the fiscal year ended December 31, 1999
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K    _X_

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2000: $504,123,779*

Number of shares of Common Stock outstanding as of January 31, 2000:
         46,191,477.

* In determining this figure, an aggregate of 18,281,510 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and members of their families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price in the New York Stock Exchange Composite Transactions on January 31, 2000, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Albemarle Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.
                                  -11-

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

DESCRIPTION OF BUSINESS
        Albemarle is a major producer of polymer and fine chemicals including polymer intermediates, cleaning product intermediates and additives, agrichemical intermediates, pharmachemical intermediates and bulk actives, catalysts, brominated flame retardants, bromine chemicals and potassium and chlorine chemicals. Albemarle employs approximately 2,550 people.
        The following discussion of the Company's businesses as of December 31, 1999, should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17.
        The Company's worldwide chemicals operations are reported as two separate and distinct operating segments Polymer Chemicals and Fine Chemicals, in conformity with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information."
        Albemarle manufactures a broad range of chemicals, most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds and biocides. Most sales of the Company's products are made directly to manufacturers of the aforementioned products, including chemical and polymer companies, pharmaceutical companies, cleaning product manufacturers, paper and photographic companies, drilling companies and water treatment companies.
        The Company produces the majority of its products in the United States, but also has production facilities in France and the United Kingdom and has aluminum alkyls produced for it by BP Amoco [formerly Amoco Chemical Company ("Amoco")] at the Company's former Feluy, Belgium plant. The processes and technology for many of these products were developed in the Company's or its predecessor's research and development laboratories.
        The Polymer Chemicals' operating segment produces a broad range of chemicals, including flame retardants, catalysts, polymer curatives and antioxidants.
        Albemarle's flame retardants are manufactured to help polymers and other materials meet fire-safety requirements in finished products which serve a variety of end use markets including electronic enclosures, printed circuit boards, electrical connectors and construction. During the fourth quarter of 1999, the Company started up a world-class six-sigma SAYTEX(r) CP-2000 flame retardant [tetrabromobisphenol-A] plant in Magnolia, Arkansas.
        Aluminum alkyls are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. The Company has continued to expand and debottleneck its production units at Pasadena, Texas and Orangeburg, South Carolina. It also has strengthened its supply chain for methylaluminoxane ("MAO"), a co-catalyst used in metallocene catalyst systems, by increasing capacity for MAO and the key raw materials needed to make MAO. The Company has continued to build on its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of polymers based on metallocenes/single-site catalysts.
        The Company also is expanding its efforts in polymer curatives, products used to control polyurethane and epoxy system polymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins.
        The Company continues to focus on expansion of its bromine production capabilities. The expansion of brine field and bromine capacities at the Company's Magnolia, Arkansas, facility that started in 1995, continued. The result of the current phase of the program will be an approximate 30% bromine production capacity increase.
        Products of the Fine Chemicals' operating segment include pharmaceutical, agricultural intermediates, elemental bromine, alkyl bromides, inorganic bromides, and a number of bromine fine chemicals. Applications for these products primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products, soil fumigation and chemical intermediates for pharmaceutical, photographic and agricultural chemicals. Other Fine Chemicals' products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; zeolite A (sodium alumina silicate) used as a phosphate replacement in laundry detergent builders; and alkenyl succinic anhydride (ASA) used in paper-sizing formulations. These products have many varied customers. They are sold to suppliers for use in household, institutional and industrial cleaners, personal care products and industrial products.
        The Company's primary bulk actives, ibuprofen and naproxen, are widely-used pharmaceuticals that provide fever reduction and temporary relief of aches and pains and menstrual cramps. Bulk ibuprofen is formulated by pharmaceutical companies who sell to customers in both the prescription and over-the-counter markets. Ibuprofen products accounted for more than 25% of the U.S. over-the-counter analgesic market in 1999. They compete against other painkillers containing aspirin, acetaminophen, ketoprofen and naproxen. The Company is one of the world's largest producers of ibuprofen. In 1999, the U.S. Food and Drug Administration granted approval for additional customers to use the naproxen product.
        Agricultural intermediates are sold to chemical companies that supply finished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops and organophosphorus products for insecticide use.
        The Company's subsidiary, Albemarle PPC ("APPC"), operates a plant in Thann, France. APPC is one of the world's largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricultural chemical intermediates. APPC also operates an electrolysis unit to produce high-purity caustic potash and potassium carbonate used in the glass, water treatment, cleaning product and food industries. APPC strengthens the Company's position in Fine Chemicals and provides additional manufacturing and research and development capabilities in Europe.
        In Polymer Chemicals' product lines, some of the Company's flame retardant and aluminum alkyl plants operated below capacity during 1999. In the Fine Chemicals' product lines, most plants operated near capacity during 1999, with the exception of bulk naproxen, ibuprofen and certain agrichemical products which had excess capacity due to low customer demand.
        The Company operates on a worldwide basis with (i) manufacturing plants located in France and the United Kingdom, in addition to facilities in the United States, (ii) offices and distribution terminals in Belgium, France, Japan and Singapore, as well as the United States and (iii) offices in Shanghai and Beijing, China. The Company does not believe it has significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 16, "Operating Segments and Geographic Area Information" of notes to the consolidated financial statements in Item 8 on page 40.

COMPETITION
        The Company operates in a highly competitive marketplace, competing against a number of other companies in each of its product lines. Some markets involve a significant number of competitors, while others involve only a few. The competitors of the Company are varied in terms of size, resources and market share. Competition generally is based on product performance and availability, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.
       In general, the Company competes in all of its markets on the basis of the quality and price of its products as well as customer services by maintaining a broad range of products and by focusing resources on products in which the Company has a competitive advantage. The Company endeavors to improve its reputation for quality products, competitive prices and excellent customer service and support. Competition in connection with all of the Company's products requires continuing investments in research and development, product and process improvements and specialized customer services. Through research and development, the Company and its subsidiaries continue to seek to increase margins by introducing value-added products and products based on proprietary technologies.

RAW MATERIALS
        Raw materials used by the Company include ethylene, potassium chloride, aluminum, ortho-toluidine, bisphenol-A, chlorine, phenol, isobutylene, caustic soda, toluene, diphenyl oxide, alumina trihydrate, dimethlyamine, phthalic anhydride, alpha olefins, maleic anhydride, ethanol, phosphorus, sulfuric acid and nitrogen, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or provided under contracts at prices the Company believes are competitive. The Company also produces bromine in Arkansas from its extensive brine reserves backed by an active leasing program. The Company has supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bromine requirements for the production of bromine fine chemicals in our Thann, France, facility and provide additional bromine if requested for the Company's other bromine needs.

MAJOR CUSTOMERS
        Due to the diversity of product lines in which the Company competes, no major portion of the Company's sales or earnings was generated by one customer nor is the Company overly reliant on contracts with any one public, private or governmental entity, although loss of one or more major customers could have a substantial financial impact.
        Several of the Company's customers manufacture products for cyclical industries such as the agricultural, pharmaceutical, automotive, electronics and building and construction industries. As a result, demand for the products of the Company from customers in such industries also is cyclical. In addition, the profitability of sales of certain of the Company's products depends on the level of industry plant capacity utilization.
        Due to the diversity and size of the Company's operations, there is little seasonal variation in revenues or earnings, except for certain agricultural and pharmaceutical products.

OTHER MATTERS
        On May 4, 1999, the Company's subsidiary, Albemarle Holdings
Company Limited ("AHC"), signed a joint venture agreement with The Arab Potash Company Limited ("APC") and Jordan Dead Sea Industries Company Limited ("JODICO") to form the Jordan Bromine Company Limited ("JBC"). AHC owns 50%, JODICO owns 40% and APC owns 10% of JBC. JBC will manufacture and market bromine and bromine derivatives from a world-scale complex to be built in Jordan, near the Dead Sea. JBC will build units near Safi, Jordan, to produce bromine, CP-2000 flame retardant, calcium bromide and other derivatives plus chlorine and potassium hydroxide. The project continues on schedule, with the facilities slated to begin production within approximately two years. In conjunction with the joint venture agreement, AHC has entered into a Know-How and Technology Agreement with JBC whereby AHC will license to JBC know-how and technology for the production of bromine and bromine derivatives in Jordan. Albemarle Marketing Company Limited ("Albemarle Marketing"), a subsidiary of Albemarle, has entered into a Marketing Agreement whereby Albemarle Marketing will market bromine and bromine derivatives for JBC. Albemarle Services Company Limited, a subsidiary of Albemarle, has entered into a Training and Start-Up and Construction Services Agreement with JBC to assist JBC and JBC's contractors in the construction, start-up and operation of the bromine and bromine derivatives facilities. Finally, the Company has entered into an Isotank Agreement with JBC whereby Albemarle will lease to JBC isotanks for the transportation of bromine.
        During 1999, the Company purchased in market transactions 857,400 shares of its common stock for approximately $15.5 million, at an average price of $18.05 per share. As of December 31, 1999, the Company had authorization to purchase an additional 2,651,300 shares of its common stock.
        During the last three quarters of 1999, the Company incurred special charges of $10.7 million ($6.7 million after income taxes) that resulted primarily from voluntary separation offers made to various employees throughout the Company. The program impacted a total of 122 salaried and wageroll employees. The Company expects to recover the costs of the reductions in force in approximately one year.
        On January 20, 2000, the Company and Ferro Corporation ("Ferro") announced that an agreement in principle had been reached whereby the Company would purchase the PYRO-CHEK(r) flame retardant business of Ferro along with an operating plant at Port-de-Bouc, France.

RESEARCH AND PATENTS
        The Company's research and development ("R&D") efforts support each operating segment. With respect to Polymer Chemicals, the research focus is divided between new and improved flame retardants, polymerization catalysts and new polymer additives. Flame retardant research is targeted to satisfy increasing market needs for performance and quality in products manufactured from polystyrene, acrylonitrilebutadiene-styrene (ABS) and engineered thermoplastics. Catalysts research is targeted to meet the market needs for cost-effective metallocene catalyst systems for the production of improved polyolefin polymers. Development efforts are focused on efficiently debottlenecking pilot plant capacity to meet the expected demand for these businesses and to inventory new molecules to meet the expanding needs of our customers. These efforts are expected to continue into 1999 and beyond.
        The primary focus of the Company's Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates for the pharmaceutical and agrichemical industries. A second area of focus is the development of efficient manufacturing processes for pharmaceutical and agricultural bulk active compounds which are no longer covered by patents. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These efforts are expected to continue into 2000 and beyond. In addition to the U.S. research facility in Baton Rouge, Louisiana, the Company's European businesses are supported by the research and development facilities at Louvain-la-Neuve, Belgium, and Thann, France.
        The Company spent approximately $34.3 million, $29.7 million and $31.4 million in 1999, 1998 and 1997, respectively, on research and development, which amounts qualified under the technical accounting definition of research and development. Total R&D department spending for 1999 was about $39.4 million, including $5.1 million related to technical services support to customers and the Company's plants, testing of existing products, quality improvement and environmental studies.
        The Company considers patents, licenses and trademarks to be of significance to its businesses. As of December 31, 1999, the Company owned 1,455 active United States and foreign patents, including 45 U.S. patents and 154 foreign patents issued in 1999. Some of these patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

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

FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS
        The Company's operations are substantially all in the chemicals industry. Industry segments and geographic area information for the Company's operations for the three years ended December 31, 1999, is presented in Note 16, "Operating Segments and Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 40.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
        Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 1999, is set forth in Note 16, "Operating Segments and Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 40. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pacific region and Europe. Foreign unaffiliated net sales are primarily in Europe, the Middle East, Japan and the Asia Pacific region.

ITEM 2. PROPERTIES
        The Company's principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, 23219, and its principal operations offices are located at 451 Florida Street, Baton Rouge, Louisiana, 70801. The Company leases its executive offices and operations offices in Richmond, Virginia and Baton Rouge, Louisiana, respectively; and its regional offices in Singapore; Tokyo, Japan; and Shanghai and Beijing, China; as well as various other offices.
        The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

LOCATION                                PRINCIPAL OPERATIONS
--------------------------------------------------------------------------------

Baton Rouge, Louisiana                  Research and product development
(2 facilities, one on leased land)      activities

Louvain-la-Neuve, Belgium               Regional offices and research and
                                        customer technical service activities

Magnolia, Arkansas                      Production of flame retardants, bromine,
(South Plant)                           several inorganic bromides, agrichemical
                                        intermediates and tertiary amines

Magnolia, Arkansas                      Production of flame retardants and
(West Plant)                            bromine

Orangeburg, South Carolina              Production of flame retardants, aluminum
                                        alkyls and fine chemicals, including
                                        pharmaceutical intermediates, fuel
                                        additives, orthoalkylated phenols and
                                        polymer modifiers

Pasadena, Texas                         Production of aluminum alkyls, alkenyl
                                        succinic anhydride, orthoalkylated
                                        anilines, zeolite A and other chemicals

Teesport, United Kingdom                Production of fine chemicals, including
                                        emulsifiers, corrosion inhibitors, scale inhibitors and esters

Thann, France                           Production of organic and inorganic
                                        brominated pharmaceutical intermediates, photographic and agrichemical intermediates, high-purity caustic potash, potassium carbonate and chlorine; research and product development activities

Takaishi City, Osaka, Japan             Production of aluminum alkyls
(50% joint venture with
Mitsui Chemicals, Inc.)

Feluy, Belgium                          Production of aluminum alkyls
(Leased by Amoco in 1996 under
a 99-year lease but operated
for the Company)

        The Company currently is adding capacity in the flame retardants and fine chemicals areas. The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 2000. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

CERTAIN AGREEMENTS BETWEEN ALBEMARLE AND ETHYL
        Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements or portions thereof were transferred to Amoco as part of the Olefins Business sale. In addition, Albemarle and Ethyl entered into agreements (term: 10 years
- Ethyl has the right to extend for one additional 10-year term), dated as of February 28, 1994 providing for the blending by Albemarle for Ethyl of certain products and the production of others at the Company's Orangeburg, South Carolina, plant.

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

PASADENA, TEXAS AGREEMENTS
        After the sale, Amoco owns and operates the linear alpha olefins and synthetic alcohols facilities ("Amoco Pasadena plant"). Albemarle owns and operates all remaining Albemarle plants ("Albemarle Pasadena plant"). As a result of the sale, Albemarle supplies to Amoco certain utilities utilized by Amoco at the Amoco Pasadena plant and Amoco supplies to Albemarle certain utilities utilized by Albemarle at the Albemarle Pasadena plant.Virtually all of the utilities, services and products supplied by Albemarle to Amoco and by Amoco to Albemarle in Pasadena, Texas, are supplied at the provider's cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle to Amoco and by Amoco to Albemarle have an initial term of 10 years, with an automatic extension for an additional 10-year term, unless terminated by either party at the end of the initial term upon two years notice.
        With respect to products supplied by Albemarle to Amoco, and conversely Amoco to Albemarle, each may terminate the supply of such product to the other on 180 days notice.

FELUY, BELGIUM AGREEMENTS
        After the sale, Amoco possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefin facilities. In addition, Amoco possesses (under the same lease) and operates the aluminum alkyls facilities exclusively for Albemarle (term: 10 years - Albemarle has the right to extend for one additional 10-year term). Albemarle supplies aluminum alkyl products to Amoco for use in the linear alpha olefins facility (term: 10 years - Amoco has the right to extend for one additional 10-year term). The services and products supplied by Albemarle to Amoco and by Amoco to Albemarle are at the provider's cost plus a percentage fee.

ITEM 3. LEGAL PROCEEDINGS
        The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.
        While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they will not result ultimately in any liability that is likely to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.
        In early January 1999, the U.S. Environmental Protection Agency ("EPA"), Region 6, issued an administrative complaint under section 113 of the Clean Air Act, alleging violations of EPA's rule regarding leaks and repairs of appliances containing hydrochlorofluorocarbons. EPA proposed a civil penalty of $162,000. The Company has filed an answer and request for an administrative hearing. The Company is vigorously contesting the complaint, but is also engaging in settlement negotiations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
        The Company's common stock is traded primarily on the New York Stock Exchange under the symbol ALB. The market price highs and lows (per the New York Stock Exchange) by quarters for the years 1999 and 1998 are listed below:

                               1999                    1998
         Quarter          High       Low          High       Low
         ---------------------------------------------------------
         First           25  5/16   18 7/8      25 15/16   21 1/8
         Second          24  5/16   19 5/16     26  3/16   21 5/16
         Third           23  1/8    16 5/8      25  1/16   16 3/4
         Fourth          19 15/16   17 3/16     23  3/4    16
         ---------------------------------------------------------

        There were 46,191,477 shares of common stock held by 8,069 shareholders of record as of January 31, 2000.
        On February 23, 2000, the Company's Board of Directors increased the quarterly dividend rate by 10%, from $.10 per share to $.11 per share, payable April 1, 2000.
        During 1999, the quarterly dividend rate was $.10 per share or $.40 per share on an annual basis. The Company's Board of Directors increased the quarterly dividend rate, on November 20, 1998, by 11%, from $.09 to $.10 per share payable January 1, 1999.
        Shareholders' equity per share at December 31, 1999, was $10.62, up from $9.61 at December 31, 1998. Shareholders' equity per share at December 31, 1998, of $9.61 was up slightly from $9.60 at December 31, 1997, primarily reflecting the purchase of 5,738,241 common shares through a tender offer finalized on September 30, 1998, and additional 1998 repurchases of 1,174,500 shares.

ITEM 6. SELECTED FINANCIAL DATA
        The information for the five years ended December 31, 1999, is contained in the "Five-Year Summary" included in Part IV, Item 14, Exhibit 99 on page 46.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
        The following financial data and discussion provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 1999, 1998 and 1997. In addition, a discussion of consolidated financial condition and sources of additional capital is included under a separate heading, "Financial Condition and Liquidity" on page 20.
        Some of the information presented in the following discussion may constitute forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the markets in general, fluctuations in foreign currencies and significant changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending.

RESULTS OF OPERATIONS
        Net sales by operating segments for the three years ended December 31, are as follows:

Net Sales
(In Thousands)                   1999            1998            1997
--------------------------------------------------------------------------------
Polymer Chemicals             $449,156        $417,998        $411,134
Fine Chemicals                 396,769         402,864         418,716
--------------------------------------------------------------------------------
Segment totals                $845,925        $820,862        $829,850
================================================================================

NET SALES
        Net sales for 1999 amounted to $845.9 million, up $25.0 million (3%) from $820.9 million in 1998. Polymer Chemicals' net sales were up $31.2 million, primarily due to higher shipments in flame retardants, organometallics and polymer additives and intermediates, offset in part, by unfavorable pricing. Fine Chemicals' net sales were down $6.1 million due to lower shipments in pharmachemicals and potassium and chlorine chemicals, product mix in agrichemicals, and lower sales of non-manufactured products in the Asia Pacific region, offset by higher shipments and lower prices in bromine and derivatives and surface actives.
        Net sales for 1998 amounted to $820.9 million, down $9.0 million (1%) from $829.9 million in 1997. Polymer Chemicals' net sales were up $6.9 million, due to higher shipments in flame retardants and organometallics, offset in part, by lower pricing and the effects of foreign exchange in Europe and the Asia Pacific region. Fine Chemicals' net sales were down $15.9 million, primarily due to lower shipments in agrichemicals and lower sales of non-manufactured products in the Asia Pacific region, offset in part, by higher shipments in pharmachemicals.

OPERATING COSTS AND EXPENSES
        Cost of goods sold in 1999 increased $21.3 million (4%) from 1998, primarily due to higher operating costs associated with increased shipments over 1998, new product development costs including the startup costs incurred for our new six-sigma SAYTEX(r) CP-2000 flame retardant (tetrabromobisphenol-A) plant ("CP-2000 flame retardant") in Magnolia, Arkansas, and the write off of certain excess flame retardant plant assets ($7.7 million) in Magnolia, Arkansas, offset in part, by the favorable effects of foreign exchange transaction gains of approximately $6.0 million in 1999 versus foreign exchange transaction losses of approximately $3.0 million in 1998, with the result that the gross profit margin decreased to 31.3% in 1999 from 31.8% in 1998. Overall, Albemarle's average 1999 raw material costs were lower than 1998 but most of the favorable raw material prices were realized during the first half of the year when commodity markets were very low. 1999 energy costs were just above 1998 levels due primarily to higher natural gas pricing.
        Cost of goods sold in 1998 decreased $8.4 million from 1997 primarily due to improved plant utilizations, the impact of the Company's cost-reduction program, and lower shipments in certain products, offset in part by the unfavorable effects of foreign exchange transaction losses of approximately $3.0 million in 1998 versus foreign exchange transaction gains of approximately $8.3 million in 1997, with the result that the gross profit margin increased to 31.8% in 1998 from 31.5% in 1997. Overall, Albemarle's raw material costs were lower in 1998 than 1997 reflecting softness in many of the commodity markets. Average 1998 energy costs also were lower with both electricity and natural gas prices lower than 1997.
        Selling, general and administrative expenses, combined with research and development expenses ("SG&A"), increased $4.6 million (3%) in 1999 from 1998, due primarily to higher research and development core technology charges and higher consulting costs and professional fees, offset in part, by lower employee related costs in 1999. The 1999 increase in SG&A compares to a reduction of $5.6 million (4%) in 1998 from 1997, due primarily to lower outside consulting costs and the effects of the Company's concerted efforts to lower costs as a percent of net sales. As a percentage of net sales, SG&A were 16.5% in 1999 and 1998 versus 17% in 1997.

OPERATING PROFIT
        Operating profit by operating segments for the three years ended December 31, are as follows:

Operating Profit
(In Thousands)                   1999            1998            1997
--------------------------------------------------------------------------------
Polymer Chemicals             $ 73,083        $ 76,608        $ 72,802
Fine Chemicals                  60,187          69,619          65,274
Corporate and
  other expenses               (19,144)        (20,512)        (17,369)
--------------------------------------------------------------------------------
Totals                        $114,126        $125,715        $120,707
================================================================================

        The Company's operating profit in 1999, including special work-force reduction charges of $10.7 million, decreased $11.6 million (9%) from 1998. Operating profit also was affected by higher new product development costs including the startup costs incurred for our new CP-2000 flame retardant plant in Magnolia, Arkansas, and the write off of certain excess flame retardant plant assets ($7.7 million) in Magnolia, Arkansas, offset, in part, by the favorable effects of foreign exchange in 1999 versus 1998. Albemarle's average 1999 raw material costs were lower than 1998, but most of the favorable raw material prices were realized during the first half of the year when commodity markets were very low. 1999 energy costs were just above 1998 levels due primarily to higher natural gas pricing. SG&A increased $4.6 million (3%) in 1999 from 1998 due primarily to higher research and development core technology charges and higher consulting costs and professional fees, offset in part, by lower employee related costs in 1999.
        Polymer Chemicals' operating results decreased $3.5 million due to work-force-reduction charges of $4.6 million related to the segment businesses, offset however, by the favorable effects of foreign exchange in 1999 versus the 1998 period. Polymer Chemicals' operating results also were impacted by flame retardant shipments that were up over 1998 despite pricing pressure in the business. The increased revenue in flame retardants was more than offset by higher operating costs in 1999 over 1998 due to new product development costs including the startup costs incurred for our new CP-2000 flame retardant plant in Magnolia, Arkansas, and the write off of certain excess flame retardant plant assets ($7.7 million) in Magnolia. Polymer Chemicals' also were impacted by higher shipments in organometallics and polymer additives and intermediates, offset in part, by pricing pressures in the businesses.
        Fine Chemicals' operating results decreased $9.4 million primarily due to lower shipments and product mix in agrichemicals. Pharmachemicals (ibuprofen) and potassium and chlorine chemicals operating results were affected by lower shipments and lower prices, offset in part, by higher shipments net of lower prices in bromine and derivatives and surface actives. Fine Chemicals operating results were also impacted due to work-force-reduction charges of $4.7 million related to the segment businesses, offset however, by the favorable effects of foreign exchange in 1999 versus the 1998 period.
        Corporate and other expenses decreased $1.4 million in 1999 versus 1998, primarily due to lower employee-related costs, offset, in part, by work-force reduction charges of $1.4 million in 1999.
        Operating profit in 1998 increased 4% from 1997. Albemarle's raw material costs were lower in 1998 than 1997, reflecting softness in many of the commodity markets. Average 1998 energy costs also were lower with both electricity and natural gas prices lower than 1997.
        Polymer Chemicals' operating results in 1998 benefited from increased shipments in flame retardants and organometallics and catalysts and improved plant utilizations in flame retardants and the impact of the Company's cost-reduction program.
        Fine Chemicals' operating results in 1998 benefited primarily from increased shipments (ibuprofen) and improved plant utilization in pharmachemicals. 1998 operating profit improvement, for both segments, was impacted by the unfavorable effects of foreign exchange versus the same period in 1997. (See Note 16, "Operating Segments and Geographic Area Information" of the notes to the consolidated financial statements in Item 8 on page 40.)

INTEREST AND FINANCING EXPENSES AND OTHER INCOME
        Interest and financing expenses in 1999 increased $3.9 million from 1998 and $3.8 million in 1998 from 1997 primarily due to higher average debt outstanding. Other income, net, decreased to $.9 million in 1999 from $1.6 million in 1998, due primarily to lower interest income. Other income, net increased to $1.6 million in 1998 from $.9 million in 1997, due primarily to higher interest income.

GAIN ON SALE OF INVESTMENT
        In May 1999, the Company sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, that were acquired in March 1999, as part of its friendly tender offer for Albright & Wilson, to ISPG, Plc, the competing bidder, for an aggregate consideration of $157.6 million, resulting in a gain of $22.1 million ($14.4 million after income taxes or 30 cents per share on a diluted basis), net of transaction expenses. The net proceeds from the sale of the common shares were primarily used to pay down debt under the Company's existing Credit Agreement.

INCOME TAXES
        Income taxes in 1999 increased $1.8 million (5%) compared to 1998 due primarily to higher pre-tax income. The effective tax rate for 1999 was 31% which was consistent with the prior year.
        Income taxes in 1998 decreased $2.9 million (7%) compared to 1997, due primarily to a lower effective income tax rate in 1998 of 31% versus an effective income tax rate of 33.8% in 1997. The lower effective income tax rate in 1998 reflected a nonrecurring tax benefit.
        See Note 12, "Income Taxes" of the notes to the consolidated financial statements in Item 8 on pages 37 and 38 for details of changes in effective income tax rates.

2000 OUTLOOK
        We enjoyed volume growth in a majority of our businesses during 1999 but were impacted by competitive lower pricing in a few, especially flame retardants. The Asian economy, that started out slow early in 1999, fueled a number of our businesses in the latter half of 1999 and continues into 2000.
        The emphasis on reducing costs during 1999 that included employee work-force reductions, manufacturing cost improvements and reducing our cash-to-cash cycle, should payout during 2000 in the form of reduced SG&A, lower factory costs and reduced working capital.
        In our operating segments, Polymer and Fine Chemicals, we are hopeful we will continue to see strong volumes and that the recently announced price increases, primarily in certain Polymer Chemicals' areas, will be successful. However, because of various customer contractual agreements, it is unlikely to expect much improvement in price until after the first quarter.
        In Fine Chemicals, where a few of our businesses were negatively impacted throughout most of 1999 by either poor economic conditions (i.e., agrichemicals) or issues at major customers (i.e., pharmachemicals), we have some optimism there will be some improvement in 2000. However, we will need first to see some evidence these conditions are no longer affecting us.
        Two new recent events, our joint development agreement with The Borax Flame Retardant Group on expanding our markets for flame retardants, and our just-announced plan to buy Ferro's PYRO-CHEK(r) flame retardants business, are either in an early stage or not yet completed and, therefore, it is premature to assess any impact in 2000. We did have new product sales in 1999 of approximately $70 million and expect this to grow in 2000. Our Polymer Chemicals' businesses likely will be providing the majority of the increase.

POLYMER CHEMICALS
        Efforts to supply the leading polymer producers with winning solutions for their customers were quite successful in 1999. This was especially evident in flame retardants, where to a large extent, we believe our growth in volumes was a direct result of our customers' winning business in their markets. We will strive to continue to expand our global relationships with these strategic customers in 2000. The acceptance of our new, improved quality tetrabrombisphenol-A by approximately 75% of our customer base by the end of 1999, is a prime example of how this works. We expect to have essentially all our customers qualified on this new product in early 2000. Also at the end of 1999, we introduced NcendX(tm) P-30 flame retardant, our first halogen-free flame retardant. This product, commercialized in less than a year and targeted for engineering plastics, has been well received by our key customers and already is being considered for expansion to meet likely demand beyond 2000.
        During the first half of 1999, we experienced significant pressures at strategic customers, dramatically reducing the global industry pricing on our largest volume flame retardants for the balance of the year. At the end of 1999, we announced price increases. Because of customer contractual commitments and the uncertainty of competitive persistence with these increases, it is premature to predict success but in any event, unlikely that we will see any impact until at least after the first quarter of 2000.
        In our catalysts and additives businesses, we saw strong volume growth in 1999 and are hopeful that strong polymer market growth, new business development opportunities and the rapidly expanding metallocene and single site-catalyst demand in polyolefins, will continue to drive these products in 2000. This new catalysts area has been one of the Company's largest R&D programs for a number of years, and in 2000, we should achieve positive operating profit for the first time.

FINE CHEMICALS
        In pharmachemicals, we are continuing to pursue our marketing strategy of seeking strategic customer relationships where we can build on our technical strengths and customer needs for a manufacturing (outsource) partner in bulk actives or advanced intermediates. There are some very attractive opportunities under development but due to the rigorous testing and regulations required to bring these to the consumer drug market, the benefit from these, if successful, will not be realized in 2000. In our commercial products, we will still be facing a slower than expected scale-up of our naproxen plant due to excess naproxen capacity, threats from imported products and a consumer marketplace that has an overabundance of competing analgesic products. Ibuprofen is entering 2000 from a low-volume year, having absorbed the impact of a major customer having excess inventory accumulated in late 1998 that was drawn down in 1999. It is our belief that volumes will return in 2000, consistent with a consumer ibuprofen market that continues to grow at 6-8% per year.
        We faced the effects of a poor domestic farm economy during 1999, when lower volumes of agrichemicals were used by the American farmer. We are prepared for 2000 to be similar in consumption patterns and not a resumption to historic pre-1999 levels. We believe, however, we will have an opportunity in the future to expand our presence in Asia, especially China, where we formed an agrichemical joint venture in 1999 with Yanshan Petrochemical. We continue to produce methyl bromide under production limits set by the government as defined by the Montreal Protocol phase-down schedule (2000 limits are not changed from 1999 under the plan). In 2000, we will be producing methyl bromide using certain assets from the old tetrabrombisphenol-A plant that remained at the end of 1999 when the new CP-2000 flame retardant facility started up.
        Bromine and derivatives results in 2000 will be determined largely by the oil industry, as our business has turned around significantly in the latter half of 1999 and is expected to continue into 2000 with the higher price of oil, the main driver for oil companies' well completions, where the majority of our products are used. Continued expansion of our oilfield chemicals business in the North Sea, leveraging our Teesport, United Kingdom location, plus developing new opportunities, will be a factor in 2000. The cost benefits from lower chlorine and other raw material prices during 1999 are not expected to be as favorable in 2000 due to recent price announcements. We expect later in 2000, site construction will begin in Jordan by JBC, on our joint venture facility that will produce bromine and derivatives.
        The newest developments in our surface actives business are primarily based on our biocide products in our water treatment business. We received 21 registrations in 1999 and have eight more pending as we enter 2000. We introduced and are preparing for commercial sales of Stabrom(r) 909 biocide in early 2000, a new class of bromine biocides that simplifies industrial water treatment. Some key issues going into 2000 include competitive pressures in builders for detergents and startup costs associated with new product introductions.
        Potassium and chlorine chemicals results in 2000 will be primarily dependent on competitive pricing opportunities and cost-reduction efforts.

2000 OUTLOOK
        In summary, we believe we should be able to deliver mid single-digit sales revenue growth from our Polymer and Fine Chemicals' businesses plus new business development and small acquisitions and ventures. This assumes that some of the pricing improvements, cost-reduction efforts and new product developments as described above are successful. This also assumes that the volume growth currently seen in our business, supported by the strong global economy, continues without substantial change.
        Some of the information presented in this 2000 Outlook constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the product, changes in the markets in general, fluctuations in foreign currencies and significant changes in new product introductions resulting in increases in capital project requests and approvals, leading to additional capital spending.

FINANCIAL CONDITION AND LIQUIDITY
        Cash and cash equivalents at December 31, 1999 were $48.6 million, which represents an increase of $27.4 million from $21.2 million at year-end 1998.
        Cash provided from operating activities was $164.3 million, which together with $157.5 million of proceeds from the sale of an investment in Albright & Wilson stock and $135.1 million of proceeds from borrowings were primarily used to cover operating activities in 1999, [net of a decrease in working capital excluding foreign currency translation of $25.2 million (mainly increased accounts payable and lower inventories)], repay $169.8 million of long-term debt, purchase 58,394,049 shares of Albright & Wilson common stock totaling $135.5 million, fund capital expenditures, pay quarterly dividends to common shareholders, purchase 857,400 shares of the Company's common stock for $15.5 million.
        Cash and cash equivalents at December 31, 1998 were $21.2 million, which represents a decrease of $13.1 million from $34.3 million at year-end 1997.

        Cash provided from operating activities was $137.9 million, which together with $110.5 million of proceeds from borrowings and existing cash and cash equivalents of $13.1 million, were used to cover operating activities in 1998, including a working capital increase (mainly reflecting higher inventories), capital expenditures, payment of quarterly dividends to common shareholders, purchase of 6,912,741 shares of the Company's common stock for $140.6 million, the acquisition of the Teesport, United Kingdom, facility and repayment of a portion of long-term debt.
        The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obligations, dividend payments to common shareholders and to fund its capital expenditures.
        The noncurrent portion of the Company's long-term debt amounted to $159.0 million at December 31, 1999, compared to $192.5 million at the end of 1998. The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 1999, was approximately 24.6%. (See Note 8, "Long-Term Debt" of the notes to the consolidated financial statements in Item 8 on pages 31 and 32 for details of the Company's long-term borrowings.)
        The Company, at December 31, 1999, had the flexibility to borrow up to a total of $500 million ($115 million outstanding at December 31, 1999) under its Competitive Advance and Revolving Credit Facility Agreement ("Credit Agreement").
        The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The amount and timing of any borrowings will depend on the Company's specific cash requirements.
        The Company's foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive (loss) income in the consolidated statement of changes in shareholders' equity on page 26 at December 31, 1999, decreased from December 31, 1998, primarily due to the weakening of foreign currencies against the U.S. dollar.
        Capital expenditures in 1999 of $77.6 million were slightly higher than the 1998 level of $76.7 million. The Company's capital spending program is expected to be in the $60 - $70 million range over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be less than the current year. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional long-term debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where our know-how adds value.

ENVIRONMENTAL MATTERS
        The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company's knowledge, it is currently complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.
        Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company's participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled by the Company or its predecessor company. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies" and Financial Accounting Standards Board's ("FASB") Interpretation No. 14, as clarified by the American Institute of Certified Public Accountant's Statement of Position 96-1. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.
        The Company's environmental and safety operating costs charged to expense were approximately $13.6 million in 1999 versus approximately $14.6 million in 1998 and $13.3 million in 1997, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 1999, totaled approximately $10.0 million. There is a reasonable possibility that future remediation costs in excess of amounts already recorded could be up to $11.3 million before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular reporting period.
        Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $4.0 million, $8.5 million and $17.2 million in 1999, 1998 and 1997, respectively. For each of the next few years, capital expenditures for these types of projects are likely to be less than the current year expenditures. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and
(ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

YEAR 2000
        Albemarle's company-wide Year 2000 Project ("Project") addressed the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000. Re-engineering of the Company's business processes, which began in the mid-1990's, resulted in upgrades to Y2K-compliant business systems prior to the beginning of the Year 2000 Project. The Project's remediation and contingency planning functions were completed during the fourth quarter of 1999. Since the Company's products are not date aware, its Year 2000 issues revolved around its suppliers' ability to supply goods and services, its ability to produce, its business processes functioning properly, and its customers ability to purchase. As part of the Company's contingency planning, most production processes were interrupted intentionally as a precaution for the transition into the Year 2000. As of the date of filing of this document, the Company has experienced no significant internal or external Y2K problems affecting its manufacturing, business, financial or other operations.
        The total cost associated with required modifications to become Year 2000 ready and Year 2000 related contingency planning was $2.9 million. While the Company does not track internal manpower costs for its Year 2000 Project, an estimate of these costs is included in the estimated total cost. The estimate does not include Albemarle's share of Year 2000 costs incurred by joint ventures in which the Company participates or entities in which the Company holds a minority interest. The Company did not significantly increase inventories for the transition into the Year 2000.
        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Readers are referred to prior 10-Q and 10-K reports for further discussion of Year 2000 risks. From the world-wide successful transition into 2000, the Company believes that the transitions through the February 29th and December 31st, 2000, dates will be similarly non-eventful.
        Readers are cautioned that to the extent legally permissible, this statement should be considered a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act and that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures regarding the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 included on page 20.

NEW ACCOUNTING PRONOUNCEMENTS
        The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which was effective for financial statements for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", postponing SFAS No. 133's effective date to quarters beginning after June 15, 2000.
        SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At the time of the Company's adoption, SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        In the normal course of operations, the Company is exposed to changes in financial market conditions due to the denomination of its business transactions in diverse foreign currencies and the Company's ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company has established policies, procedures and internal processes governing its management of uncertain market conditions, and uses both operational and financial market actions in its risk management activities, which include the use of derivative instruments. The Company does not use derivative instruments for trading purposes. The Company only enters into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.
        Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers certain known and anticipated operating exposures by using forward contracts.
        The primary currencies for which the Company has foreign currency exchange rate exposure are the euro, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, the Company has increased the degree of risk management activities to minimize their impact on earnings of future periods.
        The Company's financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net liability position of $.1 million at December 31, 1999. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 1999, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $1.0 million in the fair value of foreign currency exchange hedging contracts. A 10% depreciation of the U.S. dollar against foreign currencies would result in a decrease of $1.2 million in the fair value of foreign currency exchange hedging contracts.
        The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 1999, without reflecting the effects of underlying anticipated transactions.
        When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars Except Share Data)
--------------------------------------------------------------------------------
December 31                                             1999        1998
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                         $  48,621   $  21,180
  Accounts receivable, less
   allowance for doubtful accounts
   (1999-$2,609; 1998-$2,782)                         155,140     145,207
  Inventories:
   Finished goods                                      82,415      97,684
   Raw materials                                       10,889      11,684
   Stores, supplies and other                          17,512      17,838
--------------------------------------------------------------------------------
                                                      110,816     127,206
  Deferred income taxes and prepaid expenses           18,022      17,937
--------------------------------------------------------------------------------
   Total current assets                               332,599     311,530
--------------------------------------------------------------------------------
  Property, plant and equipment, at cost            1,287,507   1,259,340
   Less accumulated depreciation
       and amortization                               792,122     744,672
--------------------------------------------------------------------------------
  Net property, plant and equipment                   495,385     514,668
--------------------------------------------------------------------------------
  Other assets and deferred charges                   108,213      90,308
  Goodwill and other intangibles net of amortization   17,897      21,291
--------------------------------------------------------------------------------
Total assets                                        $ 954,094   $ 937,797
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  61,386   $  45,073
  Long-term debt, current portion                         779         408
  Accrued expenses                                     50,505      53,300
  Dividends payable       `                             4,635       4,701
  Income taxes payable                                 14,048       4,454
 -------------------------------------------------------------------------------
   Total current liabilities                          131,353     107,936
 -------------------------------------------------------------------------------
Long-term debt                                        158,981     192,530
Other noncurrent liabilities                           81,185      75,664
Deferred income taxes                                  92,011     110,000
Shareholders' equity:
  Common stock, $.01 par value
   (authorized 150,000,000 shares)
   issued and outstanding- 46,199,639
   in 1999 and 47,008,283 in 1998                         462         470
  Additional paid-in capital                           63,904      78,724
  Accumulated other comprehensive
   (loss) income                                       (9,013)      7,360
  Retained earnings                                   435,211     365,113
--------------------------------------------------------------------------------
   Total shareholders' equity                         490,564     451,667
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity          $ 954,094   $ 937,797
================================================================================

       See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per-Share Amounts)
--------------------------------------------------------------------------------
Years Ended December 31                         1999       1998       1997
--------------------------------------------------------------------------------
Net sales                                   $ 845,925  $ 820,862  $ 829,850
Cost of goods sold                            581,380    560,057    568,424
--------------------------------------------------------------------------------
  Gross profit                                264,545    260,805    261,426

Special charges                                10,692        -          -
Selling, general and
 administrative expenses                      105,439    105,435    109,273
Research and development expenses              34,288     29,655     31,446
--------------------------------------------------------------------------------
  Operating profit                            114,126    125,715    120,707

Interest and financing expenses                (8,379)    (4,487)      (719)
Gain on sale of investment in
 Albright & Wilson stock, net                  22,054        -          -
Other income, net                                 937      1,570        917
--------------------------------------------------------------------------------

Income before income taxes                    128,738    122,798    120,905

Income taxes                                   39,909     38,066     40,923
--------------------------------------------------------------------------------
Net income                                  $  88,829  $  84,732  $  79,982
================================================================================
Basic earnings per share                    $    1.89  $    1.64  $    1.45
Shares used to compute basic
  earnings per share                           46,889     51,558     55,164
================================================================================
Diluted earnings per share                  $    1.87  $    1.63  $    1.44
Shares used to compute diluted
  earnings per share                           47,513     52,136     55,668
================================================================================
Cash dividends declared per share
  of common stock                           $     .40  $     .37  $     .32
================================================================================

       See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands of Dollars Except Share Data)
-------------------------------------------------------------------------------------------------------------
                                                                       Accumulated                   Total
                                      Common Stock         Additional     Other                      Share-
                                 ---------------------      Paid-in   Comprehensive   Retained      holders'
                                   Shares      Amounts      Capital    Income(Loss)   Earnings       Equity
-------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997       55,046,183     $ 550     $ 250,890     $ 16,677     $ 237,081     $ 505,198
-------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for 1997                                                                   79,982        79,982
  Foreign currency trans-
   lation (net of deferred
   tax benefit of $11,072)                                               (18,122)                    (18,122)
                                                                                                   ----------
 Total comprehensive income                                                                           61,860
Cash dividends declared
 for 1997                                                                              (17,662)      (17,662)
Exercise of stock
 options and SARs                   400,919         4         5,451                                    5,455
Shares purchased and
 retired                         (1,560,300)      (15)      (37,500)                                 (37,515)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997     53,886,802       539       218,841       (1,445)      299,401       517,336
-------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for 1998                                                                   84,732        84,732
  Foreign currency trans-
   lation (net of deferred
   taxes of $5,380)                                                        8,805                       8,805
                                                                                                   ----------
 Total comprehensive income                                                                           93,537
Cash dividends declared
 for 1998                                                                              (19,020)      (19,020)
Exercise of stock
 options                             34,222                     419                                      419
Shares purchased and
 retired                         (6,912,741)      (69)     (140,536)                                (140,605)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     47,008,283       470        78,724        7,360       365,113       451,667
-------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income for 1999                                                                   88,829        88,829
  Foreign currency trans-
   lation (net of deferred
   tax benefit of $9,735)                                                (16,555)                    (16,555)
  Other (net of deferred
   taxes of $104)                                                            182                         182
                                                                                                   ----------
  Total comprehensive income                                                                          72,456
Cash dividends declared
 for 1999                                                                              (18,731)      (18,731)
Exercise of stock
 options and SARs                    48,756                     646                                      646
Shares purchased and
 retired                           (857,400)       (8)      (15,466)                                 (15,474)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     46,199,639     $ 462     $  63,904     $ (9,013)    $ 435,211     $ 490,564
=============================================================================================================

                     See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)
-------------------------------------------------------------------------------------------------
Years Ended December 31                                                1999      1998      1997
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                      $ 21,180  $ 34,322  $ 14,242
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                           88,829    84,732    79,982
 Adjustments to reconcile net income to cash
  flows from operating activities:
   Depreciation and amortization                                      75,750    75,012    69,044
   Gain on sale of investment in Albright & Wilson
    stock, net                                                       (22,054)      -         -
   Write off of plant facilities                                       7,706       -         -
   Deferred income taxes                                              (2,887)    7,730     8,070
   Change in assets and liabilities, net of effects
     of the purchase of business in 1998:
       (Increase) decrease in accounts receivable                    (10,775)   14,528   (21,069)
       Decrease (increase) in inventories                             12,548   (31,557)  (11,378)
       Increase (decrease) in accounts payable                        18,503    (7,008)  (12,889)
       Increase (decrease) in accrued expenses
        and income taxes                                               4,963       399   (11,423)
       Other, net                                                     (8,286)   (5,982)   (3,233)
-------------------------------------------------------------------------------------------------
       Net cash provided from operating activities                   164,297   137,854    97,104
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                               (77,569)  (76,747)  (85,284)
  Cost of securities available for sale                             (135,462)      -         -
  Proceeds from sale of securities available for sale                157,516       -         -
  Purchase of non-marketable investments                              (7,791)      -      (7,789)
  Restricted unexpended industrial revenue bond proceeds              (2,618)      -         -
  Acquisition of business                                                 -    (15,229)      -
  Other, net                                                              56     2,213     2,783
-------------------------------------------------------------------------------------------------
       Net cash used in investing activities                         (65,868)  (89,763)  (90,290)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Purchases of common stock                                          (15,474) (140,605)  (37,515)
  Repayments of long-term debt                                      (169,758)  (11,652)     (413)
  Proceeds from borrowings                                           135,060   110,516    61,102
  Dividends paid                                                     (18,797)  (19,271)  (16,563)
  Proceeds from exercise of stock options                                646       419     4,951
-------------------------------------------------------------------------------------------------
       Net cash (used in) provided from financing activities         (68,323)  (60,593)   11,562
-------------------------------------------------------------------------------------------------
Net effect of foreign exchange on cash and cash equivalents           (2,665)     (640)    1,704
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      27,441   (13,142)   20,080
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 48,621  $ 21,180  $ 34,322
=================================================================================================

                     See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except for Share Data and Per-Share Amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
        The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its wholly-owned subsidiaries ("the Company" or "Albemarle"). All significant intercompany accounts and transactions are eliminated in consolidation.

ESTIMATES AND RECLASSIFICATIONS
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
        Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

REVENUE RECOGNITION
        Sales revenue is recognized based (1) upon delivery of product to customers (2) the price is fixed and determinable and (3) collectibility is reasonably assured. Revenue from services is recognized when costs of providing services are incurred.

CASH AND CASH EQUIVALENTS
        Cash and cash equivalents in the accompanying consolidated financial statements consist of cash and time deposits of the Company. Time deposits of 90 days or less are stated at cost, which approximates market value.

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

PROPERTY, PLANT AND EQUIPMENT
        Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
        The Company evaluates historical and expected undiscounted operating cash flows of the related business units or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded property, plant and equipment is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business or circumstances have occurred which might impair recovery.
        The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the well. On a yearly basis for all wells, this approximates a unit-of-production method based upon estimated reserves and production volumes.

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

GOODWILL AND OTHER INTANGIBLES
        Goodwill and other intangibles consist principally of goodwill, product licenses and patents. Goodwill amounting to $15,548 and $18,913 at December 31, 1999 and 1998, respectively, net of accumulated amortization and effects of foreign currency translation adjustments, arose from the 1993 acquisition of Potasse et Produits Chimiques SA ("PPC") and the 1998 acquisition of the Teesport, United Kingdom, operations of Hodgson Specialty Chemicals division of BTP plc and is being amortized on a straight-line basis over periods of 16 to 20 years. Intangible assets ($2,349 and $2,378 at December 31, 1999 and 1998, respectively, net of accumulated amortization and effects of foreign currency translation adjustments) are amortized on a straight-line basis over periods from three to 17 years. Amortization of goodwill and other intangibles amounted to $2,091, $2,097 and $2,754 for 1999, 1998 and 1997, respectively.
        Accumulated amortization of goodwill and other intangibles was $16,886 and $14,795 at the end of 1999 and 1998, respectively. The Company evaluates historical and expected undiscounted operating cash flows of the related business units to determine the future recoverability of any goodwill recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business or circumstances have occurred which might impair recovery.

RESEARCH AND DEVELOPMENT EXPENSES
        The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred.

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
        Annual costs of pension plans are determined actuarially based on SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The policy of the Company is to fund postretirement health benefits for retirees on a pay-as-you-go basis.

EMPLOYEE SAVINGS PLAN
        Certain Company employees participate in the Albemarle-defined contribution 401(k) employee savings plan which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.
        The plan is funded with contributions by participants and the Company. The Company's contributions to the 401(k) approximated $5,090, $5,100 and $4,900 in 1999, 1998 and 1997, respectively.

INCOME TAXES
        The Company and its subsidiaries file consolidated U.S. Federal income tax returns and individual foreign income tax returns.
        Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. It is the Company's policy to record deferred income taxes on any undistributed earnings of foreign subsidiaries that are not deemed to be, or are not intended to be, permanently reinvested in those subsidiaries.
        In connection with the spin-off of Ethyl Corporation's ("Ethyl") olefins and derivatives, bromine chemicals, and specialty chemicals businesses ("the predecessor businesses") into Albemarle Corporation in 1994, the Company and Ethyl entered into a tax sharing agreement whereby Ethyl agreed to indemnify and hold harmless the Company against all taxes attributable to the predecessor businesses prior to the spin-off, with the exception of certain of the Company's subsidiaries which remained responsible for their taxes.

EARNINGS PER SHARE
        The Company calculates earnings per share ("EPS") as required by SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted EPS.

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
        Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," established rules for the reporting and the display of comprehensive income. Comprehensive income is defined as net income and other comprehensive income. The Company reflects foreign currency translation adjustments of ($26,290), $14,185 and ($29,194) in 1999, 1998 and 1997, respectively, net of deferred income taxes (tax benefits) as the primary component of other comprehensive income in accumulated other comprehensive (loss) income in the shareholders' equity section of the consolidated balance sheets and displays the components of comprehensive income in the consolidated statements of changes in shareholders' equity.

FOREIGN CURRENCY TRANSLATION
        The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average rates for the periods presented. Translation adjustments have no effect on net income. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in gains (losses) of $6,034, ($3,023) and $8,325 in 1999, 1998 and
1997, respectively. Foreign currency transaction gains and losses herein are net of the foreign exchange gains and losses from financial instruments activity below.

FINANCIAL INSTRUMENTS
        The Company manages its foreign currency exposures by maintaining certain assets and liabilities in approximate balance and through the use of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual agreements are major financial institutions with which the Company generally also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.
        The Company enters into forward currency exchange contracts, which typically expire within one year, in the regular course of business to assist in managing its exposure against foreign currency fluctuations on sales and intercompany transactions.
        While these hedging contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward contracts are recognized currently in income. The Company had outstanding forward exchange contracts at December 31, 1999, hedging Japanese yen receivables and revenues with a notional value totaling $10,623. The Company had outstanding forward exchange contracts at December 31, 1998, hedging Japanese yen receivables and revenues with a notional value totaling $6,512. For the years ended December 31, 1999, 1998 and 1997, the Company recognized (losses) gains of ($1,001), ($876) and $2,167, respectively, in income before income taxes on its forward exchange contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS
        The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June, 1998, which was effective for financial statements for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", postponing SFAS No. 133's to quarters beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At the time of the Company's adoption, SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.



NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:
        Supplemental information for the consolidated statements of cash flows is as follows:

                                         1999      1998      1997
--------------------------------------------------------------------------------
Cash paid during the year for:
        Income taxes                   $31,285   $37,650   $37,475
        Interest and financing
          expenses (net of
          capitalization)                8,236     4,492       574
================================================================================


NOTE 3 - EARNINGS PER SHARE:
  Basic and diluted earnings per share are calculated as follows:

                                         1999      1998      1997
--------------------------------------------------------------------------------
Basic earnings per share
Numerator:
Income available to
        stockholders, as reported      $88,829   $84,732   $79,982
--------------------------------------------------------------------------------
Denominator:
Average number of shares of
        common stock outstanding        46,889    51,558    55,164
--------------------------------------------------------------------------------
Basic earnings per share               $  1.89   $  1.64   $  1.45
================================================================================
Diluted earnings per share
Numerator:
Income available to
        stockholders, as reported      $88,829   $84,732   $79,982
--------------------------------------------------------------------------------
Denominator:
Average number of shares of
        common stock outstanding        46,889    51,558    55,164
Shares issuable upon exercise of
        stock options                      624       578       504
--------------------------------------------------------------------------------
Total shares                            47,513    52,136    55,668
--------------------------------------------------------------------------------
Diluted earnings per share             $  1.87   $  1.63   $  1.44
================================================================================

NOTE 4 - INVENTORIES:
        Domestic inventories stated on the LIFO basis amounted to $53,145 and $68,201 at December 31, 1999 and 1998, respectively, which are below replacement cost by approximately $32,663 and $34,766, respectively. During 1999, the Company's domestic inventory declined resulting in the liquidation of a portion of 1998's LIFO layer. The liquidation effect on income before income taxes was approximately $2,100 for 1999.

NOTE 5 - DEFERRED INCOME TAXES AND PREPAID EXPENSES:
        Deferred income taxes and prepaid expenses consist of  the following:

                                               1999             1998
--------------------------------------------------------------------------------
Deferred income taxes - current              $14,547          $15,250
Prepaid expenses                               3,475            2,687
--------------------------------------------------------------------------------
        Total                                $18,022          $17,937
================================================================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:
        Property, plant and equipment, at cost, consists of the following:

                                               1999             1998
--------------------------------------------------------------------------------
Land                                      $   18,913       $   18,887
Land improvements                             31,367           35,849
Buildings                                     89,469           87,186
Machinery and equipment                    1,116,626        1,075,277
Construction in progress                      31,132           42,141
--------------------------------------------------------------------------------
        Total                             $1,287,507       $1,259,340
================================================================================

        The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements - 5 to 30 years; buildings - 10 to 40 years; and machinery and equipment - 3 to 25 years.
        Interest capitalized on significant capital projects in 1999, 1998, and 1997 was $1,978, $1,598 and $1,826, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 1999, 1998 and 1997 was $1,440, $1,460 and $1,382, respectively.

NOTE 7 - ACCRUED EXPENSES:
        Accrued expenses consist of the following:

                                               1999             1998
--------------------------------------------------------------------------------
Employee benefits, payroll
        and related taxes                    $24,548          $25,592
Taxes other than income
        and payroll                            6,298            6,860
Other                                         19,659           20,848
--------------------------------------------------------------------------------
        Total                                $50,505          $53,300
================================================================================

NOTE 8 - LONG-TERM DEBT:
        Long-term debt consists of the following:

                                               1999             1998
--------------------------------------------------------------------------------
Variable-rate bank loans                    $128,700         $169,600
Industrial revenue bonds                      11,000            -
Foreign borrowings                            18,966           22,216
Miscellaneous                                  1,094            1,122
--------------------------------------------------------------------------------
        Total                                159,760          192,938
Less amounts due within one year                 779              408
--------------------------------------------------------------------------------
        Long-term debt                      $158,981         $192,530
================================================================================

        Maturities of long-term debt for the next five years are as follows:
2000 - $779; 2001 - $322; 2002 - $146,256; 2003 - $332; 2004 - $160 and 2005
through 2021 - $11,911.
        The Company has a five-year, $500,000 unsecured Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement") that was entered into on September 24, 1996. The maturity date of the Credit Agreement has been extended to September 29, 2002. At December 31, 1999 and 1998, $115,000 and $140,000 in borrowings were outstanding under the Credit Agreement, respectively. The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to limit consolidated indebtedness (as defined) to not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The average interest rate on 1999 and 1998 borrowings under the Credit Agreement was 5.35% and 5.70%, respectively, with a year-end interest rate of 6.67% and 5.67% on the balance outstanding at December 31, 1999 and 1998, respectively.
        The Company has three additional agreements with domestic financial institutions which provide immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $115,000 at the individual financial institution's money market rate. At December 31, 1999 and 1998, $13,700 and $29,600 in borrowings from these agreements were outstanding, respectively, which the Company has the ability to refinance with borrowings under the Credit Agreement; therefore, these amounts have been classified as long-term debt. The average interest rate on borrowings under these agreements was 5.27% and 5.51% in 1999 and 1998, respectively, with a year-end interest rate of 6.38% and 5.40% on balances outstanding at December 31, 1999 and 1998, respectively.
        On March 10, 1999, the Company entered into a Loan Agreement with Columbia County, Arkansas ("the County"), which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds ("Tax-Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The average interest rate for 1999 was

3.59% with a year-end interest rate of 5.55%. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit. Concurrently, the Company and the County entered into a series of agreements. Pursuant to these agreements, the Company will benefit from a ten-year property tax abatement on all new capital plant expansions, modifications and/or improvements (except for the restrictions on the $11,000 Tax-Exempt Bonds) constructed at the Company's Magnolia, Arkansas South Plant over the next three years, up to a total of $81,000, including the solid waste disposal facilities mentioned above.
        One of the Company's foreign subsidiaries has an existing agreement with a foreign bank which provides immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($24,475) at the individual bank's money market rate. At December 31, 1999 and 1998, borrowings under this agreement consisted of 1.8 billion Japanese yen ($17,230) and 2.3 billion Japanese yen ($19,617), respectively. The average interest rate on borrowings under this agreement was 1.50% and 1.62% in 1999 and 1998, respectively with a year-end interest rate of 1.375% and 1.55% at December 31, 1999 and 1998, respectively.
        Certain of the Company's remaining foreign subsidiaries have three additional agreements with foreign institutions which provide immediate uncommitted credit lines, on a short term basis, up to a maximum of approximately $23,445 at the individual institution's money market rate. These agreements have been guaranteed by the Company. At December 31, 1999 and 1998, borrowings under these agreements were $461 and $734, respectively. The average interest rate on borrowings under these agreements was 5.82% and 7.60% in 1999 and 1998, respectively. The year-end interest rate was 6.25% and 6.725% at December 31, 1999 and 1998, respectively.
        The Company has the ability to refinance borrowings from the foreign subsidiaries' agreements with borrowings under the Credit Agreement. Therefore, these amounts have been classified as long-term debt. Additional foreign borrowings at December 31, 1999 and 1998, consisted of 8.3 million French francs ($1,275) and 10.5 million French francs ($1,865), respectively. The average interest rate on these borrowings was 0.50% and 0.48% in 1999 and 1998, respectively. The year-end interest rate was 0.50% and 0.49% at December 31, 1999 and 1998, respectively.

NOTE 9 - CAPITAL STOCK:

PREFERRED STOCK
        The Company has the authority to issue 15,000,000 shares of preferred stock, in one or more classes or series. No shares of the Company's preferred stock have been issued to date.

STOCK PURCHASES
        During 1999, the Company purchased, in market transactions, 857,400 shares for $15,474, at an average price of $18.05 per share. On September 30, 1998, the Company finalized the purchase of 5,738,241 of its common shares through a self-tender offer at a price of $19.50 per share plus expenses for an aggregate cost of approximately $112,659. Earlier in 1998, the Company purchased, in market transactions, an additional 1,174,500 shares for $27,946, at an average price of $23.79 per share. During 1997, the Company purchased, in market transactions, 1,560,300 shares for $37,515, at an average price of $24.04 per share. As of December 31, 1999, the Company had authorization to purchase an additional 2,651,300 shares of its common stock.

STOCK OPTION PLANS
        The Company has two incentive plans (1994 and 1998 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options ("stock options"), stock appreciation rights ("SARs"), and restricted stock awards and performance awards ("stock awards"). Under the 1998 plan, a maximum of 3,000,000 shares of the Company's common stock may be issued as incentive awards, stock options, SARs or stock awards. Under the 1994 plan, a maximum of 3,200,000 shares of the Company's common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. At December 31, 1999, 371,919 shares are available under the 1994 grant. However, it is not anticipated that any additional grants or awards will be made under the 1994 plan.
        Stock options outstanding under the two plans have been granted at prices which are either equal to or above the market value of the stock on the date of grant and expire 7 to 10 years after issuance. The stock options become exercisable based upon growth in either operating earnings as defined from the base-year earnings, or the increase in fair market value ("FMV") of the Company's common stock, during a specified period, from the FMV on the date of grant. However, stock options for 428,500 shares granted from the 1998 plan become exercisable at the end of the sixth year.
        Contingent restricted stock award agreements relating to 263,500 contingent restricted shares of Albemarle common stock were made with certain employees of the Company in 1998 and 1999. The fulfillment of the contingencies are determined over a two- or four-year period based on certain performance criteria, which, if exceeded, could result in as many as twice the 263,500 being issued as restricted stock, or none may be issued if the performance criteria are not met. The two-year contingent restricted stock award agreements totaling 122,000 ended at the end of 1999 at which time it was determined that 61,290 restricted shares would be issued to certain employees. Upon issuance, the restricted stock thereafter will vest based upon certain criteria over a period of three years. In addition, with regard to the two- and four-year plans, 4,860 restricted shares were issued, all of which vest without waiting the three years, as to certain employees who have retired from the Company.
        Total compensation expense associated with the Company's incentive plans in 1999, 1998 and 1997 amounted to approximately $2,970, $5,570 and $3,154, respectively.

Presented below is a summary of the activity in the 1994 and 1998 plans:

                                                                                        Weighted-
                                                                                         Average
                               Shares Available     Options                              Exercise
                                   for Grant        Activity         Options Price        Price
-------------------------------------------------------------------------------------------------
January 1,1997                     1,102,939       1,751,763       $  9.45 - $17.38       $13.78
-------------------------------------------------------------------------------------------------
Exercised                              -            (473,254)      $  9.45 - $14.81       $13.03
-------------------------------------------------------------------------------------------------
December 31,1997                   1,102,939       1,278,509       $  9.45 - $17.38       $14.06
-------------------------------------------------------------------------------------------------
1998 Plan adoption                 3,000,000
Non-qualifying stock options
  granted                           (591,000)        591,000*      $ 25.25 - $25.75       $25.71
Exercised                              -             (34,222)      $  9.45 - $13.47       $12.26
Restricted stock awards             (250,000)
-------------------------------------------------------------------------------------------------
December 31, 1998                  3,261,939       1,835,287       $ 10.36 - $25.75       $17.84
-------------------------------------------------------------------------------------------------
Non-qualifying stock options
  granted                           (388,500)        388,500*      $ 20.00 - $25.75       $21.48
Exercised                              -             (53,448)      $ 12.29 - $13.13       $12.89
Restricted stock awards              (13,500)
Restricted stock awards canceled      69,350
-------------------------------------------------------------------------------------------------
December 31, 1999                  2,929,289       2,170,339       $ 10.36 - $25.75       $18.62
=================================================================================================

*The weighted average fair values of options granted during 1999 and 1998 were $6.01 and $7.26, respectively.


The following table summarizes information about fixed-price stock options at December 31, 1999:

                       Options Outstanding                               Options Exercisable
-------------------------------------------------------------------  ---------------------------
                                 Weighted-          Weighted-                           Weighted
                 Number           Average            Average            Number           Average
   Exercise      Outstanding       Remaining         Exercise         Exercisable       Exercise
    Prices       @ 12/31/99     Contractual Life      Price           @ 12/31/99          Price
-------------------------------------------------------------------  ----------------------------
    $10.36          5,339          0.8 years        $ 10.36               5,339          $ 10.36
     12.12          5,359          2.0 years          12.12               5,359            12.12
     13.47         26,920          3.0 years          13.47              26,920            13.47
     13.13        860,221          4.2 years          13.13             860,221            13.13
     17.38        293,000          6.7 years          17.38             175,800            17.38
     25.25         50,000          8.3 years          25.25               -                25.25
     25.75        501,000          8.3 years          25.75               -                25.75
     25.75         40,000          5.8 years          25.75               -                25.75
     25.75        100,000          6.2 years          25.75               -                25.75
     20.00        288,500          6.5 years          20.00               -                20.00
-------------------------------------------------------------------  ----------------------------
                2,170,339                                             1,073,639
===================================================================  ============================

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

                                             1999            1998
--------------------------------------------------------------------------------
Net income         as reported             $88,829         $84,732
                   pro forma               $88,018         $83,924
--------------------------------------------------------------------------------
Basic earnings     as reported             $  1.89         $  1.64
per share          pro forma               $  1.88         $  1.63
--------------------------------------------------------------------------------
Diluted earnings   as reported             $  1.87         $  1.63
per share          pro forma               $  1.85         $  1.61
================================================================================

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 1999 and 1998, respectively: dividend yield 2.68% and 1.94%; expected volatility of 31.44% and 30.44%; risk-free interest rate of 6.56% and 4.65%; and expected lives of seven years.

NOTE 10 - RENTAL EXPENSE AND OTHER DATA:

RENTAL EXPENSE
        The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. Future minimum lease payments for the next five years for all noncancelable leases as of December 31, 1999 are $6,519 for 2000, $4,336 for 2001, $3,282 for 2002, $2,477
for 2003, $125 for 2004, and amounts payable after 2004 are $194. Rental expense was approximately $13,838 for 1999, $13,750 for 1998, and $14,228 for 1997.

CONTRACTUAL AND OTHER COMMITMENTS
        Contractual obligations for plant construction, purchases of real property and equipment and various take or pay and throughput agreements amounted to approximately $14,000 at December 31, 1999.

SERVICE AGREEMENTS
        The Company and Ethyl are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl's additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. The Company's billings to Ethyl in 1999, 1998 and 1997 in connection with these agreements amounted to approximately $29,556, $31,423 and $29,051, respectively.
        The Company and MEMC Pasadena, Inc. ("MEMC Pasadena") are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site which is located at Albemarle's Pasadena plant and on which the electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company's billings to MEMC Pasadena, in connection with these agreements amounted to approximately $6,339 in 1999, $9,430 in 1998 and $38,421 in 1997. The reduction in 1999 and 1998 from 1997 was the result of the Company providing fewer services as a result of the 1997 revision to the agreements, including, but not limited to, plant operations and engineering costs.
        The Company and Amoco are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to Amoco, and Amoco provides operating and support services, certain utilities and products to Albemarle. The Company's billings to Amoco in 1999, 1998 and 1997, in connection with these agreements, amounted to approximately $39,270, $40,985 and $41,520, respectively. Amoco's billings to the Company in 1999, 1998 and 1997, in connection with these agreements, amounted to $14,735, $16,611 and $14,647 million, respectively.

ENVIRONMENTAL
        The Company has recorded liabilities of approximately $10,024 and $9,242 at December 31, 1999 and 1998, respectively, which represents management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations.
        Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs to be incurred over a period of time associated with the Company's past operations in excess of amounts already recorded, could be up to $11,289 before income taxes. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded will not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular reporting period.

LITIGATION
        The Company is, from time-to-time, subject to routine litigation incidental to its businesses. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company's results of operations or financial condition.

NOTE 11 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:
        The Company has noncontributory defined-benefit pension plans covering most employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods presented includes amounts related to salaried and hourly plans. The prepaid benefit cost related to pensions is included in "Other assets and deferred charges" on the consolidated balance sheets.
        The Company provides postretirement medical benefits and life insurance for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying all or most of the cost of a composite monthly premium designed to cover the claims incurred by active and retired employees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. The accrued postretirement benefit cost is included in "Other noncurrent liabilities" in the consolidated balance sheets.
        Pension coverage for employees of the Company's foreign subsidiaries is provided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company's other pension disclosure information presented.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions:

                                                                                  Other
                                             Pension Benefits            Postretirement Benefits
-------------------------------------------------------------------------------------------------
                                          1999             1998            1999            1998
-------------------------------------------------------------------------------------------------
Change in benefit obligations
-------------------------------------------------------------------------------------------------
Benefit obligation at January 1        $ 341,029       $  302,807       $ 58,706        $ 50,060
Service cost                               9,676            8,419          2,152           1,940
Interest cost                             22,425           21,407          3,738           3,600
Plan amendments                            1,234              236          -                  14
Assumption changes                       (20,952)          21,537         (4,592)          4,285
Actuarial loss(gain)                       1,122              967         (2,847)            288
Benefits paid                            (16,100)         (14,867)        (1,248)         (1,481)
Plan curtailments and termination
  benefits                                   351            -              -               -
Effect of foreign exchange                  (671)             523          -               -
-------------------------------------------------------------------------------------------------
Benefit obligation at December 31      $ 338,114       $  341,029       $ 55,909        $ 58,706
=================================================================================================
Change in plan assets
-------------------------------------------------------------------------------------------------
Fair value of plan assets at
   January 1                           $ 480,059       $  435,172       $  6,627        $  6,708
Actual return on plan assets              75,182           57,356            570             471
Employer contributions                     1,612            2,254          1,248             929
Benefits paid                            (16,100)         (14,867)        (1,248)         (1,481)
Effect of foreign exchange                  (303)             144          -               -
-------------------------------------------------------------------------------------------------
Fair value of plan assets
      at December 31                   $ 540,450       $  480,059       $  7,197        $  6,627
=================================================================================================
Funded status of plans
-------------------------------------------------------------------------------------------------
Over (under) funded status             $ 202,336       $  139,030       $(48,712)       $(52,079)
Unrecognized net gain                   (128,653)         (73,406)       (11,525)         (4,227)
Unrecognized prior service cost            8,605            9,254            796             895
Unrecognized net transition asset         (5,342)          (7,693          -               -
-------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost
      at December 31                   $  76,946       $   67,185       $(59,441)       $(55,411)
=================================================================================================
Assumption percentages as of December 31
-------------------------------------------------------------------------------------------------
Discount rate                               7.25%            6.75%          7.25%           6.75%
Expected return on plan assets              9.50%            9.50%          7.00%           9.50%
Rate of compensation increase               4.50%            4.50%          4.50%           4.50%
=================================================================================================



The components of net periodic pension and postretirement benefit (income) expense are as follows:

                                                                                  Other
                                           Pension Benefits              Postretirement Benefits
-------------------------------------------------------------------------------------------------
                                       1999      1998      1997          1999     1998     1997
-------------------------------------------------------------------------------------------------
Service cost                         $ 9,676   $ 8,419  $ 7,350        $ 2,152  $ 1,940  $ 1,765
Interest cost                         22,425    21,407   20,361          3,738    3,600    3,286
Expected return on assets            (40,100)  (35,984) (32,714)          (439)    (588)    (610)
Plan curtailments/-
    termination benefits                 713     -        -              -        -        -
Amortization of prior service cost     1,553     1,466    1,445             99       99       98
Amortization of (gain) loss              102        58       37           (271)    (381)    (573)
Amortization of transition asset      (2,351)   (2,718)  (2,719)         -        -        -
-------------------------------------------------------------------------------------------------
Benefit (income) expense             $(7,982)  $(7,352) $(6,240)       $ 5,279  $ 4,670  $ 3,966
=================================================================================================

        The Company has a Supplemental Retirement Plan ("SRP"), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees of the Company. The SRP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the plan of $934, $785 and $777 was recorded for the years ended December 31, 1999, 1998 and 1997, respectively. The accumulated benefit obligation recognized in the Company's consolidated balance sheet at December 31, 1999 and 1998 was $8,548 and $8,193, respectively. The benefit expenses and obligations of this SRP are included in the tables on the preceding page.
        In 1999, the Company recognized a one-time curtailment loss and special termination benefits charge related to pension plans of $713, which were both included in special charges (See Note 13, "Special Items"), as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," reflecting the voluntary separation offers accepted by 122 salaried and wageroll employees throughout the Company.
        The assumed health care cost trend rate was 8% in 1999, 9% in 1998 and 10% in 1997, declining by 1% per year to an ultimate rate of 7%, except that managed care costs were assumed to be 6% in 1999, 6% in 1998 and 7% in 1997.
        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates at December 31, 1999 would have the following effects:

                                        One-Percentage-       One-Percentage
                                        Point Increase        Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and
interest cost components                   $   900              $   (700)
--------------------------------------------------------------------------------
Effect on postretirement
benefit obligation                         $ 7,400              $ (5,900)
================================================================================

OTHER POSTEMPLOYMENT BENEFITS
        The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 "Employers' Accounting for Postemployment Benefits." The accrued postemployment benefit liability was approximately $1,734 and $1,656 at December 31, 1999 and 1998, respectively.

NOTE 12 - INCOME TAXES:
        Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

Years ended December 31                 1999          1998          1997
--------------------------------------------------------------------------------
Income before income taxes:
 Domestic                           $  98,395      $110,877      $100,157
 Foreign                               30,343(a)     11,921        20,748
--------------------------------------------------------------------------------
   Total                            $ 128,738      $122,798      $120,905
================================================================================
Current income taxes (benefits):
 Federal                            $  27,336      $ 29,413      $ 26,586
 State                                  1,351         1,516         1,981
 Foreign                               14,109          (593)        4,286
--------------------------------------------------------------------------------
   Total                               42,796        30,336        32,853
--------------------------------------------------------------------------------
Deferred income taxes (benefits):
 Federal                                2,542         7,456         7,568
 State                                 (4,406)          835         1,042
 Foreign                               (1,023)         (561)         (540)
--------------------------------------------------------------------------------
   Total                               (2,887)        7,730         8,070
--------------------------------------------------------------------------------
Total income taxes                  $  39,909      $ 38,066      $ 40,923
================================================================================

(a) Includes the gain on sale of investment in Albright & Wilson stock, net totaling $22,054 ($14,381 net of income tax).

        The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                                           % of Income Before Income Taxes
--------------------------------------------------------------------------------
                                              1999      1998      1997
--------------------------------------------------------------------------------
Federal statutory rate                        35.0%     35.0%     35.0%
Foreign sales corporation
 benefit                                      (2.4)     (2.1)     (1.9)
State taxes, net of federal
 tax benefit                                   0.9       1.3       1.5
Depletion                                     (1.0)     (1.1)     (1.1)
Other items, net                              (1.5)     (2.1)      0.3
--------------------------------------------------------------------------------
Effective income tax rate                     31.0%     31.0%     33.8%
================================================================================

        The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 1999 and 1998, consist of the following:

                                                                          1999            1998
-------------------------------------------------------------------------------------------------
Deferred tax assets:
  Postretirement benefits other than pensions                          $ 21,728        $ 20,760
  Accrued employee benefits                                               5,906           7,048
  LIFO inventories                                                        4,884           5,103
  Foreign tax benefit                                                     3,215           -
  Accrued liabilities                                                     1,666           3,476
  Intercompany profit in inventories                                      2,608           2,957
  Environmental reserves                                                  3,095           2,936
  U.K. subsidiary net operating loss carryforwards                          494           -
  Foreign currency translation adjustments                                5,283           -
  Other                                                                   3,396           4,136
-------------------------------------------------------------------------------------------------
Net deferred tax assets                                                  52,275          46,416
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                           91,466         100,876
  Pensions                                                               27,897          24,709
  Gain on Belgian intercompany loan                                       7,321           7,648
  Foreign currency translation adjustments                                -               4,452
  Capitalization of interest                                              2,296           2,116
  Other                                                                     759           1,365
-------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                          129,739         141,166
-------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                           $ 77,464        $ 94,750
-------------------------------------------------------------------------------------------------
Reconciliation to consolidated balance sheets:
  Current deferred tax assets                                          $ 14,547        $ 15,250
  Deferred tax liabilities                                               92,011         110,000
-------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                           $ 77,464        $ 94,750
=================================================================================================

        Approximately $23,000 of accumulated operating loss carryforwards from the Company's Belgian subsidiary (approximately $9,400 tax benefit) were utilized in 1998 to offset Belgian taxable income. Valuation allowances of approximately $2,100, related to accumulated operating loss carryforwards were reversed in 1998.

NOTE 13 - SPECIAL ITEMS:
        In May 1999, the Company sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, that were acquired in March 1999, as part of its friendly tender offer for Albright & Wilson, to ISPG, Plc, the competing bidder, for an aggregate consideration of $157,516, resulting in a gain of $22,054 ($14,381 after income taxes or 30 cents per share on a diluted basis), net of transaction expenses. The net proceeds from the sale of the common shares were primarily used to pay down debt under the Company's existing Credit Agreement.
        During the last three quarters of 1999, the Company incurred special charges of $10,692 ($6,717 after income taxes or 14 cents per share on a diluted basis) that resulted primarily from voluntary separation offers made to various employees throughout the Company. The program impacted a total of 122 salaried and wageroll employees.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
        In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company's financial instruments is as follows:
        Cash and Cash Equivalents - The carrying value approximates fair value due to their short-term nature.
        Long-term Debt - The carrying value of the Company's long-term debt reported in the accompanying consolidated balance sheets at December 31, 1999 and 1998, approximates fair value since substantially all of the Company's long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.
        Foreign Currency Exchange Contracts - The fair values of the Company's forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represent a net liability position of $141 and $435 at December 31, 1999, and December 31, 1998, respectively.


NOTE 15 - QUARTERLY FINANCIAL SUMMARY (UNAUDITED):


                                                         First     Second      Third     Fourth
                                                        Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------
1999
Net sales                                              $208,345   $200,811   $212,086   $224,683
Gross profit                                           $ 73,459   $ 59,370   $ 61,163   $ 70,553
Special charges(a)                                     $   -      $ (5,779)  $   (852)  $ (4,061)
Gain on sale of investment in Albright & Wilson (b)    $   -      $ 22,054   $   -      $   -
Net income                                             $ 23,172   $ 24,613   $ 17,139   $ 23,905
Basic earnings per share                               $    .49   $    .52   $    .37   $    .51
Shares used to compute basic earnings per share(c)       47,016     47,033     46,949     46,557
Diluted earnings per share                             $    .49   $    .52   $    .36   $    .51
Shares used to compute diluted earnings per share(c)     47,746     47,731     47,475     47,102

1998
Net sales                                              $215,149   $204,103   $196,192   $205,418
Gross profit                                           $ 67,821   $ 66,178   $ 57,509   $ 69,297
Net income                                             $ 22,649   $ 21,811   $ 17,577   $ 22,695
Basic earnings per share                               $    .42   $    .41   $    .33   $    .48
Shares used to compute basic earnings per share(c)       53,469     53,069     52,695     46,999
Diluted earnings per share                             $    .42   $    .41   $    .33   $    .48
Shares used to compute diluted earnings per share(c)     53,981     53,681     53,293     47,590
=================================================================================================

Notes:
(a) Represents second quarter charge of $5,779 ($3,587 after income taxes), third quarter charge of $852 ($543 after income taxes) and fourth quarter charge of $4,061 ($2,587 after income taxes) related to work-force reduction programs at certain of the Company's facilities.
(b) Includes the second quarter gain on sale of investment in Albright & Wilson stock, net totaling $22,054 ($14,381 net of income taxes).
(c) Includes the effects of the purchase of 182,000 and 675,400 common shares in the third and fourth quarters of 1999 and 772,100, 338,600 and 5,802,041 common shares purchased during the first, second and third quarters of 1998, respectively.

NOTE 16 - OPERATING SEGMENTS AND GEOGRAPHIC AREA INFORMATION:
        The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives.
        The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on operating profit which represents income before income taxes, before gain on sale of investment in Albright & Wilson stock, net and before interest and financing expenses and other income, net. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.
        Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

                                           Polymer      Fine       Corporate
Operating Segment Results                 Chemicals   Chemicals    & Other       Total
-------------------------------------------------------------------------------------------------
1999
Net sales                                 $ 449,156   $ 396,769       -       $ 845,925
Operating profit(a)                          73,083      60,187   $ (19,144)    114,126
Identifiable assets                         331,505     436,669     185,920     954,094
Depreciation and amortization                29,027      45,452       1,271      75,750
Capital expenditures                         43,289      31,119       3,161      77,569

1998
Net sales                                   417,998     402,864       -         820,862
Operating profit(a)                          76,608      69,619     (20,512)    125,715
Identifiable assets                         322,944     475,810     139,043     937,797
Depreciation and amortization                29,807      43,800       1,405      75,012
Capital expenditures                         40,012      30,147       6,588      76,747

1997
Net sales                                   411,134     418,716       -         829,850
Operating profit(a)                          72,802      65,274     (17,369)    120,707
Identifiable assets                         281,616     472,283     134,282     888,181
Depreciation and amortization                26,728      40,965       1,351      69,044
Capital expenditures                         28,115      55,537       1,632      85,284
=================================================================================================


Net Sales(b)                                    1999            1998            1997
-------------------------------------------------------------------------------------------------
United States                               $ 480,070       $ 470,818       $ 453,211
Foreign                                       365,855         350,044         376,639
-------------------------------------------------------------------------------------------------
Total                                       $ 845,925       $ 820,862       $ 829,850
=================================================================================================


Long-Lived Assets as of December 31             1999            1998            1997
-------------------------------------------------------------------------------------------------
United States                               $ 410,626       $ 406,928       $ 399,357
France                                         85,696         109,206         109,841
Other foreign countries                        16,960          19,825           5,043
-------------------------------------------------------------------------------------------------
Total                                       $ 513,282       $ 535,959       $ 514,241
=================================================================================================

Notes: (a) Includes the effects of foreign exchange transaction (losses) gains of $6,034,
           ($3,023)and $8,325 in 1999, 1998 and 1997, respectively.
       (b) No foreign country exceeds 10% of total Company net sales.

NOTE 17 - ACQUISITIONS:
        As of the close of business on October 30, 1998, the Company, through Albemarle UK Limited, a newly created subsidiary, acquired the Teesport, United Kingdom, operations of Hodgson Specialty Chemicals division of BTP plc for approximately $15,229. The purchase price for this acquisition consisted primarily of property, plant and equipment, goodwill and inventory. No pro forma financial information is provided for this acquisition for the period presented since its impact was immaterial to the Company's consolidated results of operations and financial position.

NOTE 18 - SUBSEQUENT EVENT:
        On January 20, 2000, the Company and Ferro Corporation ("Ferro") announced that an agreement in principle had been reached whereby the Company would purchase the PYRO-CHEK(r) flame retardant business of Ferro along with an operating plant at Port-de-Bouc, France.

MANAGEMENT'S REPORT ON  THE CONSOLIDATED FINANCIAL STATEMENTS

        Albemarle Corporation's management has prepared the consolidated financial statements and related notes appearing on pages 24 through 41 in conformity with accounting principles generally accepted in the United States. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management's judgments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.
        Albemarle maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.
        These consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was made in accordance with auditing standards generally accepted in the United States and included an evaluation of Albemarle's internal accounting controls to the extent considered necessary to determine audit procedures.
        The audit committee of the Board of Directors, composed only of non-employee directors, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the board on recommendation of the audit committee, subject to shareholder approval.



REPORT OF INDEPENDENT ACCOUNTANTS

PRICEWATERHOUSECOOPERS

To the Board of Directors and Shareholders of Albemarle
Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Albemarle Corporation and subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 /s/PricewaterhouseCoopers LLP

                                                    February 4, 2000
                                                    Richmond, Virginia

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None.

PART III
ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
        The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The names and ages of all officers of the Company as of March 1, 2000 are set forth below:

Name   Age     Office
--------------------------------------------------------------------------------
Floyd D. Gottwald, Jr.*         77      Chairman of the Board and of the
                                           Executive Committee, Chief Executive
                                           Officer and Director
Charles B. Walker*              61      Vice Chairman of the Board, Chief
                                           Financial Officer and Director
Mark C. Rohr                    48      President and Chief Operating Officer
E. Whitehead Elmore             61      Senior Vice President, General Counsel
                                           and Corporate Secretary
John G. Dabkowski               51      Vice President - Global Business
Dixie E. Goins                  49      Vice President Research and Development
William M. Gottwald*            52      Vice President - Corporate Strategy,
                                           Secretary to the Executive Committee
                                           and Director
Jack P. Harsh                   47      Vice President - Human Resources
Robert G. Kirchhoefer           59      Treasurer and Chief Accounting Officer
George A. Newbill               56      Vice President - Sourcing
Gary L. Ter Haar                63      Vice President - Health and Environment
Michael D. Whitlow              48      Vice President - Americas Sales and
                                           Global Accounts
Edward G. Woods                 58      Vice President Corporate Development

* Member of the Executive Committee


ADDITIONAL INFORMATION - OFFICERS OF THE COMPANY
        The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders' meeting (April 26, 2000). All such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of William M. Gottwald, Jack P. Harsh and Mark C. Rohr. William M. Gottwald joined Albemarle after being associated with the Company's predecessor since 1981, most recently as senior vice president responsible for finance, planning and information resources. Jack P. Harsh joined Albemarle effective November 16, 1998, from Union Carbide Corporation in Danbury, Connecticut, where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization. He was elected vice president - human resources, effective December 1, 1998. Mark C. Rohr was elected executive vice president operations on April 1, 1999 and assumed the position of president and chief operating officer on January 1, 2000.
        Prior to joining Albemarle, Mr. Rohr was senior vice president for the Specialty Chemicals group of Occidental Chemical Corporation in Dallas, Texas.

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

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 24 to 42:

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for the years ended December 31, 1999, 1998, and 1997

Notes to the Consolidated Financial Statements

Management's Report on the Consolidated Financial Statements

Report of Independent Accountants

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits
The following documents are filed as exhibits to this Form 10-K pursuant to
Item 601 of Regulation S-K:

3.1 Amendment to Restated Articles of Incorporation of the registrant [filed as Exhibit 3.1 to the Company's Form 10-K for 1994 (No. 1-12658), and incorporated herein by reference].

3.2     Amended By-laws of the registrant, adopted February 23, 2000.

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

10.8    The Company's 1998 Incentive Plan, adopted April 22, 1998 [filed as
        Exhibit 10.8 to the Company's Form 10-K for 1998 (No. 1-12658), and incorporated herein by reference].

10.9 The Company's compensation arrangement with Mark C. Rohr dated February 26, 1999 filed herewith.

11. Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 1999 and 1998.

21.     Subsidiaries of the Company.

99.     Five-Year Summary (see page 46).

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

Note: Part IV Item 14(1) 5 documents 3.2, 10.9, 11, 21 and Item 14(c) are not included herein. They will be filed in the Securities and Exchange Commission EDGAR filing of the Form 10-K document only.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)
By:  /s/ Floyd D. Gottwald,Jr.
----------------------------------------------
Floyd D. Gottwald, Jr., Chairman of the Board

Dated: March 1, 2000
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2000.

Signature	Title
--------------------------------------------------------------------------------
/s/ Floyd D. Gottwald, Jr.      Chairman of the Board, Chairman of the Executive
--------------------------         Committee, Chief Executive Officer and
(Floyd D. Gottwald, Jr.            Director (Principal Executive Officer)

/s/ Charles B. Walker           Vice Chairman of the Board, Chief Financial
--------------------------         Officer and Director (Principal Financial
(Charles B. Walker)                Officer)

/s/ Robert G. Kirchhoefer       Treasurer and Chief Accounting Officer
--------------------------         (Principal Accounting Officer)
(Robert G. Kirchhoefer)

/s/ Craig R. Andersson          Director
--------------------------
(Craig R. Andersson)

/s/ John D. Gottwald            Director
--------------------------
(John D. Gottwald)

/s/ William M. Gottwald         Vice President - Corporate Strategy and Director
--------------------------
(William M. Gottwald)

/s/ Seymour S. Preston III      Director
--------------------------
(Seymour S. Preston, III)

/s/ Emmett J. Rice              Director
--------------------------
(Emmett J. Rice)

/s/ Charles E. Stewart          Director
--------------------------
(Charles E. Stewart)

/s/ Anne M. Whittemore          Director
--------------------------
(Anne M. Whittemore)
                                  -45-

                                 EXHIBIT INDEX

3.1     Restated Articles of Incorporation      Incorporated by reference
                                                     see page 34

3.2     By-laws                                 Page 37

10.1    Credit Agreement, dated                 Incorporated by reference
         September 24, 1996                          see page 34

10.2    Omnibus Stock Incentive Plan            Incorporated by reference
                                                     see page 34

10.3    Bonus Plan                              Incorporated by reference
                                                     see page 34

10.4    Savings Plan                            Incorporated by reference
                                                     see page 34

10.5    Excess Benefit Plan                     Incorporated by reference
                                                     see page 34

10.6    Supplement Retirement Plan              Incorporated by reference
                                                     see page 34

10.7    Agreement Between Certain               Incorporated by reference
         Executives                                  see page 34

10.8    1998 Incentive Plan                     Incorporated by reference
                                                     see page 34

10.9    Compensation Agreement with             Page 47
         Mark Rohr

11      Computation of Pro Forma Earnings       Page 50
         Per Share-years ended 1999 and 1998

21      Subsidiaries of Company                 Page 51

23      Consent of Independent Certified        Page 52
         Public Accountants

27      Financial Data Schedule                 Page 53

99      Five Year Summary                       Page 54