Form 10-Q
period 2000-03-31
ALBEMARLE CORP
filed 2000-05-12
CIK 915913

[TYPE]10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from ____________ to ______________

Commission File Number 1-12658

                            ALBEMARLE   CORPORATION
            (Exact name of registrant as specified in its charter)

       VIRGINIA                                          54-1692118
----------------------                               ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                     23210
----------------------------                         -----------
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

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2000: 45,777,493

                             ALBEMARLE CORPORATION

                                   I N D E X

                                                                       Page
                                                                      Number
 PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - March 31, 2000 and
          December 31, 1999                                            3-4

          Consolidated Statements of Income - Three
          Months Ended March 31, 2000 and 1999                          5

          Consolidated Statements of Comprehensive Income - Three
          Months Ended March 31, 2000 and 1999                          6

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2000 and 1999                    7

          Notes to the Consolidated Financial Statements               8-10

  ITEM 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition, Additional
          Information, Year 2000 and Recent Developments              11-15

  ITEM 3. Quantitative and Qualitative Disclosures About Market
          Risk                                                        15-16

 PART II.OTHER INFORMATION

  ITEM 3. Legal Proceedings                                            16

  ITEM 4. Submission of Matters to a Vote of Security Holders          16

  ITEM 6. Exhibits and Reports on Form 8-K                             17

 SIGNATURES                                                            18

PART I - FINANCIAL INFORMATION
------------------------------

 ITEM 1.  FINANCIAL STATEMENTS

                    ALBEMARLE  CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Dollars In Thousands)


                                               March 31,          December 31,
                                                 2000                 1999
                                             ------------         ------------
                                              (Unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents                       $21,378              $48,621
  Accounts receivable, less allowance for
    doubtful accounts (2000 - $2,618;  1999 -
    $2,609)                                       157,844              155,140
  Inventories:
     Finished goods                                78,558               82,415
     Raw materials                                  9,923               10,889
     Stores, supplies and other                    17,081               17,512
                                             ------------         ------------
                                                  105,562              110,816
  Deferred income taxes and prepaid expenses       14,463               18,022
                                             ------------         ------------
    Total current assets                          299,247              332,599
                                             ------------         ------------
Property, plant and equipment, at cost          1,290,502            1,287,507
   Less accumulated depreciation and
   amortization                                   803,698              792,122
                                             ------------         ------------
    Net property, plant and equipment             486,804              495,385

Other assets and deferred charges                 111,718              108,213
Goodwill and other intangibles, net of
  amortization                                     16,539               17,897
                                             ------------         ------------
Total assets                                     $914,308             $954,094
                                             ============         ============

       See accompanying notes to the consolidated financial statements.

                    ALBEMARLE  CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars In Thousands)

                                               March 31,          December 31,
                                                 2000                 1999
                                             ------------         ------------
                                              (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $58,404              $61,386
  Long-term debt, current portion                     736                  779
  Accrued expenses                                 45,829               50,505
  Dividends payable                                 5,035                4,635
  Income taxes payable                             17,419               14,048
                                             ------------         ------------
    Total current liabilities                     127,423              131,353
                                             ------------         ------------
Long-term debt                                    113,691              158,981

Other noncurrent liabilities                       82,342               81,185

Deferred income taxes                              87,943               92,011

Shareholders' equity:
  Common stock, $.01 par value, issued and
      outstanding- 45,775,627 in 2000 and
      46,199,639 in 1999                              458                  462
  Additional paid-in capital                       57,004               63,904
  Accumulated other comprehensive (loss)          (13,277)              (9,013)
  Retained earnings                               458,724              435,211
                                             ------------         ------------
   Total shareholders' equity                     502,909              490,564
                                             ------------         ------------
Total liabilities and shareholders' equity       $914,308             $954,094
                                             ============         ============


       See accompanying notes to the consolidated financial statements.

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per-Share Amounts)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                     ----------    ----------
Net sales                                              $235,480      $208,345
Cost of goods sold                                      160,878       137,027
                                                     ----------    ----------
  Gross profit                                           74,602        71,318

Selling, general and administrative expenses             26,186        26,551
Research and development expenses                         6,248         8,523
                                                     ----------    ----------
  Operating profit                                       42,168        36,244
Interest and financing expenses                          (1,767)       (2,472)
Other income, net                                           973           813
                                                     ----------    ----------
Income before income taxes                               41,374        34,585
Income taxes                                             12,826        11,413
                                                     ----------    ----------
NET INCOME                                              $28,548       $23,172
                                                     ==========    ==========
BASIC EARNINGS PER SHARE                                  $0.62         $0.49
                                                     ==========    ==========
DILUTED EARNINGS PER SHARE                                $0.61         $0.49
                                                     ==========    ==========
Cash dividends declared per share of common stock         $0.11         $0.10
                                                     ==========    ==========


       See accompanying notes to the consolidated financial statements.

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                            (Dollars In Thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                     ----------    ----------

Net income                                              $28,548       $23,172
Other comprehensive (loss) income,  net of tax:
  Unrealized (loss) gain on securities available
     for sale                                               (22)        8,144
  Foreign currency translation adjustments               (4,242)      (11,116)
                                                     ----------    ----------
Other comprehensive (loss) income                        (4,264)       (2,972)
                                                     ----------    ----------
Comprehensive income                                    $24,284       $20,200
                                                     ==========    ==========


       See accompanying notes to the consolidated financial statements.

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                            (Dollars In Thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2000          1999
                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $48,621       $21,180
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            28,548        23,172
   Adjustments to reconcile net income to cash
         flows from operating activities:
     Depreciation and amortization                       18,150        18,886
     Working capital (increase) decrease excluding
         cash and cash equivalents                       (3,466)       24,842
     Other, net                                            (855)       (3,906)
                                                     ----------    ----------
   Net cash provided from operating activities           42,377        62,994
                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (13,509)      (22,167)
   Cost of securities available-for-sale                    --       (129,295)
   Restricted expended (unexpended) industrial
         revenue bond proceeds                              777        (6,869)
   Other, net                                               410          (267)
                                                     ----------    ----------
   Net cash used in investing activities                (12,322)     (158,598)
                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                         (44,700)       (4,749)
   Dividends paid                                        (4,635)       (4,701)
   Purchases of common stock                             (7,972)
   Proceeds from borrowings                                 --        122,360
   Proceeds from exercise of stock options                   16           231
                                                     ----------    ----------
   Net cash (used in) provided from financing
         activities                                     (57,291)      113,141
                                                     ----------    ----------
Net effect of foreign exchange on cash and cash
         equivalents                                         (7)         (676)
                                                     ----------    ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (27,243)       16,861
                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $21,378       $38,041
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

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 2000, and December 31, 1999, the consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2000, and 1999, and condensed consolidated cash flows for the three-month periods ended March 31, 2000, and 1999. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report & Form 10-K filed on March 22, 2000. The December 31, 1999, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

2. Long-term debt consists of the following:

                                             March 31,         December 31,
                                               2000                1999
                                           ------------        ------------
   Variable-rate bank loans                     $78,900            $128,700
   Foreign borrowings                            23,461              18,966
   Industrial revenue bonds                      11,000              11,000
   Miscellaneous                                  1,066               1,094
                                           ------------        ------------
     Total                                      114,427             159,760
   Less amounts due within one year                 736                 779
                                           ------------        ------------
     Long-term debt                            $113,691            $158,981
                                           ============        ============

   On March 10, 1999, the Company entered into a Loan Agreement with Columbia County, Arkansas ("the County"), which issued $11,000 in Tax Exempt Solid Waste Disposal Revenue Bonds ("Tax Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. The presently unexpended proceeds from the Tax Exempt Bonds of $1,841 are restricted to the purchase of solid waste disposal facilities and accordingly, are reflected as a noncurrent asset in the balance sheet caption - Other assets and deferred charges. The Tax Exempt Bonds bear interest at a variable rate that approximates 65% of the federal funds rate. The Tax Exempt Bonds will mature in 21 years and are collateralized by a transferable irrevocable direct pay letter of credit.

3. Cost of goods sold includes foreign exchange transaction gains of $419 and $2,581 for the three months ended March 31, 2000, and 1999, respectively.

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
               (In Thousands Except Share and Per-Share Amounts)
                                  (Unaudited)

4. In March 1999, in connection with the Company's tender for the shares of Albright & Wilson plc (Albright & Wilson"), a United Kingdom chemicals' company, the Company purchased 58,394,049 (18.6 percent) common shares of Albright & Wilson for an aggregate purchase consideration of approximately $129,300, including acquisition expenses. Funding for this purchase was provided from advances under the Company's existing Competitive Advance and Revolving Credit Agreement.

   At March 31, 1999, the Company accounted for the acquired shares of Albright & Wilson as securities available-for-sale at the current market value ($140,089) on the London Stock Exchange at that date with the after-tax effect of the revaluation adjustment ($8,144) of the securities included in the statement of comprehensive income for the three months ended March 31, 1999.

5. Basic and diluted earnings per share for the three-month periods ended March 31, 2000, and 1999, are calculated as follows:

                                                        Three-Months Ended
                                                             March 31
                                                    --------------------------
   BASIC EARNINGS PER SHARE                             2000          1999
                                                     ----------    ----------
    Numerator:
     Income available to stockholders, as reported      $28,548       $23,172
                                                     ----------    ----------
    Denominator:
     Average number of shares of common stock
          outstanding                                    46,084        47,016
                                                     ----------    ----------
    Basic earnings per share                              $0.62         $0.49
                                                     ==========    ==========

   DILUTED EARNINGS PER SHARE

    Numerator:
     Income available to stockholders, as reported      $28,548       $23,172
                                                     ----------    ----------
    Denominator:
     Average number of shares of common stock
          outstanding                                    46,084        47,016
     Shares issuable upon exercise of stock options         454           730
                                                     ----------    ----------
    Total shares                                         46,538        47,746
                                                     ----------    ----------
    Diluted earnings per share                            $0.61         $0.49
                                                     ==========    ==========

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
               (In Thousands Except Share and Per-Share Amounts)
                                  (Unaudited)

8. The Financial Accounting Standards Board ("FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998, which was effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", postponing FAS No. 133's effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At the time of adoption, FAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

9. The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, and catalysts and additives. The Fine Chemicals' operating segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives. Segment data includes intersegment transfers of raw materials at cost and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses include corporate-related items not allocated to the reportable segments.

                                        Three Months Ended March 31,
                                        ----------------------------
                                        2000                    1999
                                      --------                --------
SUMMARY OF SEGMENT RESULTS      Revenues    Income      Revenues    Income
--------------------------     ---------- ----------   ---------- ----------
Polymer Chemicals                $128,213    $26,928     $107,390    $22,413
Fine Chemicals                    107,267     21,906      100,955     19,772
                               ---------- ----------   ---------- ----------
   Segment totals                $235,480     48,834     $208,345     42,185
                               ==========              ==========
Corporate and other expenses                  (6,666)                 (5,941)
                                          ----------              ----------
   Operating profit                           42,168                  36,244

Interest and financing expenses               (1,767)                 (2,472)
Other income, net                                973                     813
                                          ----------              ----------
Income before income taxes                   $41,374                 $34,585
                                          ==========              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, ADDITIONAL INFORMATION, YEAR 2000 AND RECENT DEVELOPMENTS

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1999.

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


Results Of Operations
---------------------
First Quarter 2000 Compared with First Quarter 1999
---------------------------------------------------

Net sales for first quarter 2000 amounted to $235.5 million, up 13% or $27.2 million from first quarter 1999 net sales of $208.3 million primarily due to higher shipments of Polymer Chemicals' flame retardants and organometallics and catalysts offset, in part, by lower pricing in flame retardants. Fine Chemicals' performance chemicals' shipments were also up while agrichemicals shipments were down from first quarter 1999 but ahead of fourth quarter 1999.

The gross profit margin decreased to 31.7% in 2000 from 34.2% for the corresponding period in 1999. First-quarter 2000 operating profit was up 16.3% or $5.9 million from 1999 primarily due to higher shipments in most businesses offset, in part, by higher raw material costs, lower sales pricing and the unfavorable effects of foreign exchange in first quarter 2000 versus first quarter 1999. The Company's operating results also reflect the benefit from work-force reductions effected during the last three quarters of 1999.

Selling, general and administrative expenses and research and development expenses, decreased 7.5% or $2.6 million in the first quarter of 2000 versus first quarter 1999 due to lower research and development department costs consisting primarily of lower employee related costs resulting from work-force reductions effected during the last three quarters of 1999 and lower outside research and development contracted services in the 2000 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 13.8% in 2000 versus 16.8% in the 1999 quarter.

OPERATING SEGMENTS
Net sales by reportable business operating segment for the first quarter periods ended March 31, 2000, and 1999 are as follows:

                                                    Net Sales
                                                   -----------
                                               2000           1999
                                             --------       --------
        Polymer Chemicals                    $128,213       $107,390
        Fine Chemicals                        107,267        100,955
                                             --------       --------
        Segment totals                       $235,480       $208,345
                                             ========       ========

Polymer Chemicals' net sales for first quarter 2000 increased 19.4% or $20.8 million from first quarter 1999 due to increased shipments in flame retardants, polymer additives and intermediates, and organometallics and catalysts offset, in part, by the effects of competitive pricing in most businesses. Fine Chemicals' net sales for first quarter 2000 increased 6.3% or $6.4 million from first quarter 1999 due to higher shipments of performance chemicals, primarily surface actives. In pharmachemicals net sales were up slightly, ibuprofen shipments were up 25% in first quarter 2000 versus first quarter 1999, however they were offset by the effects of slightly lower pricing and lower shipments of naproxen. Agrichemicals shipments were down in first quarter 2000 versus first quarter 1999, however net sales were significantly ahead of fourth quarter 1999.

Operating profit by reportable business operating segment for the first quarter periods ended March 31, 2000, and 1999 are as follows:

                                                Operating Profit
                                                ----------------
                                               2000           1999
                                             --------       --------
        Polymer Chemicals                     $26,928        $22,413
        Fine Chemicals                         21,906         19,772
                                             --------       --------
        Segment totals                         48,834         42,185
        Corporate and other expenses          (6,666)         (5,941)
                                             --------       --------
        Operating profit                      $42,168        $36,244
                                             ========       ========

Polymer Chemicals' first quarter 2000 segment operating profit was up 20.1% or $4.5 million from first quarter 1999 primarily due to increased shipments in most businesses offset, in part, by higher raw material costs, lower sales pricing and the unfavorable effects of foreign exchange in first quarter 2000 versus first quarter 1999. Fine Chemicals' first quarter 2000 segment operating profit increased approximately 10.8% or $2.1 million from first quarter 1999 primarily due to increased shipments in surface actives and ibuprofen offset, in part, by higher raw material costs, the unfavorable effects of foreign exchange, and by higher production costs due to unfavorable plant utilization in certain product lines, primarily pharmachemicals in first quarter 2000 versus first quarter 1999. Corporate and other expenses were up 12.2% percent or $.7 million from first quarter 1999 primarily due to additional manpower reduction costs incurred in the 2000 period. The Company's operating results for the first quarter 2000 reflect benefits of approximately $2 million from work-force reductions effected during the last three quarters of 1999.

INTEREST AND FINANCING EXPENSES
Interest and financing expenses for first quarter 2000 decreased $0.7 million from $2.5 million in first quarter 1999 primarily due to higher average outstanding debt associated with the Company's purchase of shares of Albright & Wilson stock in 1999.

INCOME TAXES
Income taxes for first quarter 2000 were higher compared to the same period in 1999 due to higher income before taxes in 2000 offset, in part by a lower effective income tax rate. The first quarter 2000 effective income tax rate was 31.0%, down from 33.0% in first quarter 1999. The effective tax rate for the year ended December 31, 1999 was 31.0%.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents at March 31, 2000, were $21.4 million, representing a decrease of $27.2 million from $48.6 million at year-end 1999.

Cash flows provided from operating activities of $42.4 million, net of $3.5 million working capital increase, for the first three months of 2000 together with $27.2 million of existing cash and cash equivalents were used to cover repayment of debt, capital expenditures, purchase of 491,400 shares of the Company's common stock and payment of dividends.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive (loss) income from December 31, 1999, was primarily due to foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro and the Japanese yen.

The noncurrent portion of the Company's long-term debt amounted to $113.7 million at March 31, 2000, compared to $159 million at the end of 1999. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 18.5% at March 31, 2000.

The Company's capital expenditures in the first three months of 2000 were lower than the same period of 1999. For the year capital expenditures are forecasted to be lower than the 1999 level. Capital spending will be financed primarily with cash flow from operations with additional cash, if any, provided from additional debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company's knowledge, it currently is complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

ADDITIONAL INFORMATION
----------------------
OUTLOOK
In Polymer Chemicals, our goal is to sustain this quarter's level of earnings for flame retardants in 2000's subsequent quarters. In organometallics and catalysts and polymer additives, this was a strong quarter with good results in our single site catalyst programs and especially in our base organometallics business. We expect to continue to see good growth in our new polymer businesses (many from a small base). It is not likely that we will continue to see the magnitude of year over year volume growth experienced in this first quarter, in our base businesses.

In Fine Chemicals, we expect our agrichemicals business in 2000 will be similar to 1999. Our pharmachemicals business could continue close to this quarter's levels but the difficulties faced in our naproxen business and the efforts to offset them will likely extend through the end of 2000. In our bromine and derivatives business, if oil prices encourage oil producers to begin exploration and well completion using our oil field chemicals, we could see improvements. In addition strong volumes in our flame retardant business, if continued, will help our cost position by more fully loading our assets. Surface actives turned in a strong performance. Biocide product results are improving. We expect our more mature businesses to face pricing and volume pressures as our customers seek assistance from us to be able to successfully compete in their end markets.

In summary, our first quarter exceeded earlier projections with stronger revenues and volumes. We are also benefiting from our cost reduction efforts which are expected to continue to have a positive effect for the balance of the year. While we don't expect to be able to duplicate the significant performance of this quarter (vs. 1999) in subsequent quarters, we do believe that we have a good chance of achieving our stated objective of 15% earnings increase year over year.

Some of the information presented in the above discussion may constitute forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the products, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approvals leading to additional capital spending.

Additional information regarding the Company, its products, markets and financial performance is provided at the Company's Internet web site, www.Albemarle.com.

YEAR 2000 UPDATE
----------------
Albemarle's company-wide Year 2000 Project ("Project") addressed the ability of computer programs and embedded computer chips to distinguish between the year 1900 and the year 2000. Re-engineering of the Company's business processes, which began in the mid-1990's, resulted in upgrades to Y2K-compliant business systems. The Project's remediation and contingency planning functions were completed during the fourth quarter of 1999. Since the Company's products are not date aware, its Year 2000 issues generally revolved around its suppliers' ability to supply goods and services, its ability to produce, its business processes functioning properly, and its customers ability to purchase. As part of the Company's contingency planning, most production processes were interrupted intentionally as a precaution for the transition into the Year 2000. As of the date of filing of this document, the Company has experienced no significant internal or external Y2K problems affecting its manufacturing, business, financial or other operations.

The total cost associated with required modifications to become Year 2000 ready and Year 2000 related contingency planning was $2.9 million. While the Company did not track internal manpower costs for this Project, an estimate of these costs is included in the estimated total cost. The estimate does not include Albemarle's share of Year 2000 costs incurred by joint ventures in which the Company participates or entities in which the Company holds a minority interest. The Company did not significantly increase inventories for the transition into the Year 2000.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and financial condition. Readers are referred to prior 10-Q and 10-K reports for further discussion of Year 2000 risks. From the world-wide successful transition into 2000 and through February 29th (leap year), the Company believes that the transition through December 31, 2000, will be similarly non-eventful.

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

RECENT DEVELOPMENTS
-------------------
In April 2000, an election was made to close certain pension contracts with The Equitable in Albemarle's pension plan. This election will result in the recognition of a one-time, noncash, special item accounting gain of approximately $15 million in the second quarter 2000 results. The special item gain will have no effect on any retiree benefits or benefit programs of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended

December 31, 1999.

At March 31, 2000, and December 31, 1999, the Company had entered into Japanese yen forward contracts in the notional amounts of $11.7 million and $10.8 million, respectively, all with maturity dates in 2000. A 10% appreciation of the U.S. Dollar versus the Japanese yen from March 31, 2000 rates, with all other variables held constant, would result in a $1.1 million increase in the fair value of the forward contracts. A 10% depreciation of the U.S. Dollar versus the Japanese yen from March 31, 2000 rates, with all other variables held constant, would result in a $1.3 million decrease in the fair value of the forward contracts.


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

In early January 1999, the U.S. Environmental Protection Agency ("EPA"), Region 6, issued an administrative complaint under section 113 of the Clean Air Act, alleging violations at the Company's Pasadena, Texas plant of EPA's rule regarding leaks and repairs of appliances containing hydrochlorofluorocarbons. EPA proposed a civil penalty of $162,000. The Company contested the matter, and in March, 2000, without admitting any violation, agreed to settle the matter for $9,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 26, 2000, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director                        Affirmative Votes          Votes Withheld
--------                        -----------------          --------------
Craig R. Andersson                  42,296,285                  802,243
Floyd D. Gottwald, Jr.              39,858,937                3,239,591
John D. Gottwald                    42,181,267                  917,261
William M. Gottwald                 42,102,036                  996,492
Seymour S. Preston III              42,283,769                  814,759
Emmett J. Rice                      42,246,912                  851,616
Charles E. Stewart                  42,190,422                  908,106
Charles B. Walker                   42,277,978                  820,550
Anne M. Whittemore                  42,284,291                  814,237

All of the above directors were reelected for an additional term.

The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's auditors with 42,686,407 affirmative votes, 349,376 negative votes and 62,745 abstentions.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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



                                       ALBEMARLE CORPORATION
                                       ---------------------
                                           (Registrant)


Date: May 12, 2000                  By: s/ Robert G. Kirchhoefer
                                        ------------------------
                                        Robert G. Kirchhoefer
                                        Treasurer and Chief Accounting Officer
                                        (Principal Accounting Officer)