Form 10-Q
period 2000-06-30
ALBEMARLE CORP
filed 2000-08-04
CIK 915913

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended June 30, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Transition Period from    _________________  to  __________________


                        Commission File Number 1-12658

                            ALBEMARLE   CORPORATION
            (Exact name of registrant as specified in its charter)

           VIRGINIA                                    54-1692118
-------------------------------             ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer incorporation or
 organization)                               Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                     23210
----------------------------------------             ----------
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

       Yes   X                                          No
            ---                                             ---

Number of shares of common stock, $.01 par value, outstanding as of July 31,
2000:   45,805,284

                             ALBEMARLE CORPORATION
                                   I N D E X

                                                                Page
                                                                Number
                                                               -------
PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

         Consolidated Balance Sheets - June 30, 2000 and
           December 31, 1999                                     3-4

         Consolidated Statements of Income - Three and
           Six Months Ended June 30, 2000 and 1999                5

         Consolidated Statements of Comprehensive Income -
           Three and Six Months Ended June 30, 2000 and 1999      6

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2000 and 1999                7

         Notes to the Consolidated Financial Statements          8-12

 ITEM 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition, and
           Additional Information                               13-19

 ITEM 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                  19

PART II.	OTHER INFORMATION

 ITEM 3. Legal Proceedings                                       19

 ITEM 6. Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                       20

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1.  Financial Statements
           --------------------

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars In Thousands)
                            ----------------------

                                                June 30,          December 31,
                                                  2000                1999
                                              ------------        ------------
                                              (Unaudited)
           ASSETS
Current assets:
  Cash and cash equivalents                       $17,785             $48,621
  Accounts receivable, less allowance for
    doubtful  accounts (2000 - $2,691;
    1999 - $2,609)                                159,685             155,140
  Inventories:
    Finished goods                                 81,834              82,415
    Raw materials                                  10,809              10,889
    Stores, supplies and other                     17,073              17,512
                                              ------------        ------------
                                                  109,716             110,816
  Deferred income taxes and prepaid expenses       11,756              18,022
                                              ------------        ------------
       Total current assets                       298,942             332,599
                                              ------------        ------------
Property, plant and equipment, at cost          1,299,823           1,287,507
  Less accumulated depreciation and
    amortization                                  818,374             792,122
                                              ------------        ------------
       Net property, plant and equipment          481,449             495,385
                                              ------------        ------------
Prepaid pension costs                             105,183              83,111
Other assets and deferred charges                  68,177              25,102
Goodwill and other intangibles, net of
  amortization                                     15,643              17,897
                                              ------------        ------------
       Total assets                              $969,394            $954,094
                                              ============        ============


       See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (Dollars In Thousands)
                            ----------------------

                                                June 30,          December 31,
                                                  2000                1999
                                              ------------        ------------
                                              (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $61,569             $61,386
  Long-term debt, current portion                     305                 779
  Accrued expenses                                 48,395              50,505
  Dividends payable                                 5,041               4,635
  Income taxes payable                              9,138              14,048
                                              ------------        ------------
       Total current liabilities                  124,448             131,353
                                              ------------        ------------

Long-term debt                                    133,703             158,981
Other noncurrent liabilities                       83,742              81,185
Deferred income taxes                              95,479              92,011
Shareholders' equity:
  Common stock, $.01 par value,
    issued - 45,797,694 in 2000 and
    46,199,639 in 1999, respectively                  457                 462
  Additional paid-in capital                       57,008              63,904
  Accumulated other comprehensive
    (loss) income                                 (12,938)             (9,013)
  Retained earnings                               487,495             435,211
                                              ------------        ------------
       Total shareholders' equity                 532,022             490,564
                                              ------------        ------------
Total liabilities and shareholders' equity       $969,394            $954,094
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

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (In Thousands Except Per-Share Amounts)
                    ---------------------------------------
                                  (Unaudited)

                                         Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                       ----------------------      ----------------------
                                          2000        1999            2000        1999
                                       ----------  ----------      ----------  ----------
Net sales                               $226,206    $200,811        $461,686    $409,156
Cost of goods sold                       160,200     143,438         321,078     280,465
                                       ----------  ----------      ----------  ----------
 Gross profit                             66,006      57,373         140,608     128,691
                                       ----------  ----------      ----------  ----------
Selling, general and
 administrative expenses                  25,822      24,549          52,008      51,200
Research and development
 expenses                                  6,219       9,093          12,467      17,516
Special items                            (15,900)      5,779         (15,900)      5,779
                                       ----------  ----------      ----------  ----------
 Operating profit                         49,865      17,952          92,033      54,196
                                       ----------  ----------      ----------  ----------
Interest and financing
 expenses                                 (1,224)     (2,847)         (2,991)     (5,319)
Gain on sale of investment in
 Albright & Wilson stock, net               --        22,054            --        22,054
Other income, net                            363         167           1,336         980
                                       ----------  ----------      ----------  ----------
Income before income taxes                49,004      37,326          90,378      71,911

Income taxes                              15,191      12,713          28,017      24,126
                                       ----------  ----------      ----------  ----------
Net income                              $ 33,813    $ 24,613        $ 62,361    $ 47,785
                                       ==========  ==========      ==========  ==========
Basic earnings per share                $    .74    $    .52        $   1.36    $   1.02
                                       ==========  ==========      ==========  ==========
Shares used to compute
 basic earnings per share                 45,795      47,033          45,939      47,025
                                       ==========  ==========      ==========  ==========
Diluted earnings per share              $    .73    $    .52        $   1.34    $   1.00
                                       ==========  ==========      ==========  ==========
Shares used to compute
 diluted earnings per share               46,608      47,731          46,573      47,738
                                       ==========  ==========      ==========  ==========
Cash dividends declared per
 share of common stock                  $    .11    $    .10        $    .22    $    .20
                                       ==========  ==========      ==========  ==========


       See accompanying notes to the consolidated financial statements.

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                            (Dollars In Thousands)
                            ----------------------
                                  (Unaudited)

                                         Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                       ----------------------      ----------------------
                                          2000        1999            2000        1999
                                       ----------  ----------      ----------  ----------
Net income                               $33,813     $24,613         $62,361     $47,785
Other comprehensive income (loss),
  net of tax:
   Net change in unrealized gain
     on securities available-for-sale        354      (8,144)            332        --
   Foreign currency translation
     adjustments                             (15)     (2,836)         (4,257)    (13,952)
                                       ----------  ----------      ----------  ----------
Other comprehensive income (loss)            339     (10,980)         (3,925)    (13,952)
                                       ----------  ----------      ----------  ----------
Comprehensive income                     $34,152     $13,633         $58,436     $33,833
                                       ==========  ==========      ==========  ==========


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

                                                                   Six Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
Cash and cash equivalents at beginning of year                  $48,621         $21,180
Cash flows from operating activities:
   Net income                                                    62,361          47,785
   Adjustments to reconcile net income to cash flows from
    operating activities:
   Depreciation and amortization                                 36,189          37,768
   Special items                                                (15,900)          5,779
   Gain on sale of investment in Albright & Wilson stock           --           (22,054)
   Working capital (increase) decrease excluding cash and
     cash equivalents, net                                      (10,989)         19,259
   Other, net                                                     4,266            (536)
                                                              ----------      ----------
     Net cash provided from operating activities                 75,927          88,001
                                                              ----------      ----------
Cash flows from investing activities:
   Cost of investment in Albright & Wilson stock                   --          (135,462)
   Capital expenditures                                         (27,781)        (46,795)
   Acquisition of business                                      (33,000)           --
   Investments in joint ventures and non-marketable
     securities                                                  (7,381)         (1,185)
   Proceeds from sale of investment in Albright & Wilson
     stock                                                         --           157,516
   Other, net                                                     2,799          (1,627)
                                                              ----------      ----------
     Net cash used in investing activities                      (65,363)        (27,553)
                                                              ----------      ----------
Cash flows from financing activities:
   Repayments of long-term debt                                 (44,700)       (157,319)
   Dividends paid                                                (9,671)         (9,404)
   Purchases of common stock                                     (8,853)           --
   Proceeds from borrowings                                      19,786         122,360
   Proceeds from exercise of stock options                          809             348
                                                              ----------      ----------
     Net cash used in financing activities                      (42,629)        (44,015)
                                                              ----------      ----------
Net effect of foreign exchange on cash                            1,229          (1,739)
                                                              ----------      ----------
(Decrease) increase in cash and cash equivalents                (30,836)         14,694
                                                              ----------      ----------
Cash and cash equivalents at end of period                      $17,785         $35,874
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


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 2000, and December 31, 1999, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2000, and 1999, and condensed consolidated cash flows for the six-month periods ended June 30, 2000, and 1999. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report & Form 10-K filed on March 22, 2000. The December 31, 1999, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 2000, have been reclassified to conform to the current presentation.

2. Long-term debt consists of the following:

                                                June 30,         December 31,
                                                  2000              1999
                                              ------------       ------------
        Variable-rate bank loans                 $104,500           $128,700
        Foreign borrowings                         17,442             18,966
        Industrial revenue bonds                   11,000             11,000
        Miscellaneous                               1,066              1,094
                                              ------------       ------------
            Total                                 134,008            159,760
        Less amounts due within one year              305                779
                                              ------------       ------------
            Long-term debt                       $133,703           $158,981
                                              ============       ============



   On March 10, 1999, the Company entered into a Loan Agreement with Columbia County, Arkansas, which issued $11,000 in Tax Exempt Solid Waste Disposal Revenue Bonds ("Tax Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. The presently unexpended proceeds from the Tax Exempt Bonds of $1,869 are restricted to the purchase of solid waste disposal facilities and accordingly, are reflected as a noncurrent asset in the balance sheet caption -- Other assets and deferred charges. The Tax Exempt Bonds bear interest at a variable rate that approximates 65% of the federal funds rate. The Tax Exempt Bonds will mature in 21 years and are collateralized by a transferable irrevocable direct pay letter of credit.

3. On June 29, 2000, the Company acquired the PYRO-CHEK(R) flame retardant business, along with a plant at Port-de-Bouc, France, from Ferro Corporation. The purchase price is subject to adjustments based upon certain contingencies. The assets purchased consist primarily of property, plant and equipment, goodwill and intangibles and inventory.

                   ALBEMARLE CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------
                   (In Thousands Except Per-Share Amounts)
                                 (Unaudited)


4. Cost of goods sold includes foreign exchange transaction gains of $879 and $1,036, and $1,298 and $3,617 for the three- and six- months ended June 30, 2000, and 1999, respectively.

5. In April 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash special accounting settlement gain of $15,900 ($10,128 after income taxes), or 22 cents per share on a fully diluted basis, in accordance with SFAS No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Pension Plans and Termination Benefits". The special item gain did not effect any retiree benefits or benefit programs of the Company.

6. In May 1999, the Company, through its affiliate Albemarle UK Holdings Limited, sold to ISPG, Plc, the competing bidder, for an aggregate consideration of $157,516 resulting in a gain of $22,054 ($14,381 after income taxes), net of expenses or 30 cents per share on a fully diluted basis, 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, which shares were acquired in March 1999, as part of an unsuccessful offer for Albright & Wilson. The proceeds from the sale of the Albright & Wilson common shares were primarily used to pay down debt under the Company's existing Competitive Advance and Revolving Credit Agreement.

7. Special charges for the three- and six-months ended June 30, 1999, totaling $5,779 ($3,587 after income taxes) or 7 cents per share on a fully diluted basis, resulted from work-force reductions primarily at the Company's administrative offices in Baton Rouge, Louisiana and its Pasadena, Texas plant. The program impacted a total of 74 salaried and wageroll employees.

8. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three- and six-months periods ended June 30, 2000 and 1999, respectively are as follows:

                                                % of Income Before Income Taxes
                                       --------------------------------------------------
                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                       ----------------------      ----------------------
                                          2000        1999            2000        1999
                                       ----------  ----------      ----------  ----------
Federal statutory rate                      35.0%       35.0%           35.0%       35.0%
Foreign sales corporation
   benefit                                  (1.4)       (1.4)           (1.5)       (1.5)
State taxes, net of federal tax
   benefit                                   0.8         0.6             0.7         1.2
Depletion                                   (0.8)       (0.9)           (0.8)       (0.9)
Other                                       (2.6)        0.8            (2.4)       (0.3)
                                       ----------  ----------      ----------  ----------
Effective income tax rate                   31.0%       34.1%           31.0%       33.5%
                                       ==========  ==========      ==========  ==========

                   ALBEMARLE CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------
                     (In Thousands Except Share Amounts)
                                 (Unaudited)


9. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2000, and 1999, are calculated as follows:

                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                       ----------------------      ----------------------
                                          2000        1999            2000        1999
                                       ----------  ----------      ----------  ----------
Basic Earnings Per Share

Numerator:
  Income available to
   stockholders, as reported             $33,813     $24,613         $62,361     $47,785
                                       ----------  ----------      ----------  ----------
Denominator:
  Average number of shares of
   common stock outstanding               45,795      47,033          45,939      47,025
                                       ----------  ----------      ----------  ----------
Basic earnings per share                 $   .74     $   .52         $  1.36     $   .02
                                       ==========  ==========      ==========  ==========

Diluted Earnings Per Share

Numerator:
  Income available to
   stockholders, as reported             $33,813     $24,613         $62,361     $47,785
                                       ----------  ----------      ----------  ----------
Denominator:
  Average number of shares of
   common stock outstanding               45,795      47,033          45,939      47,025
  Shares issuable upon
   exercise of stock options                 813         698             634         713
                                       ----------  ----------      ----------  ----------
Total shares                              46,608      47,731          46,573      47,738
                                       ----------  ----------      ----------  ----------
Diluted earnings per share               $   .73     $   .52         $  1.34     $  1.00
                                       ==========  ==========      ==========  ==========


   The three- and six-months ended June 30, 2000, average number of shares of common stock outstanding includes the effects of the purchase of 182,000 and 675,400 common shares in the third and fourth quarters of 1999 and the purchase of 491,400 common shares in the first quarter of 2000.

                   ALBEMARLE CORPORATION AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               ----------------------------------------------
                     (In Thousands Except Share Amounts)
                                 (Unaudited)

10. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives. Segment data includes intersegment transfers of raw materials at cost, except for flame retardants which are accounted for at an intersegment transfer price, and foreign exchange gains and losses as well as allocations for certain corporate costs and the effects of special items. Corporate and other expenses include corporate-related items not allocated to the reportable segments and the effects of special items. See Tables below:



                                          For The Quarter Ended June 30
                                        --------------------------------
                                           2000                   1999
                                           ----                   ----
                                    Revenues    Income     Revenues   Income
                                   ---------- ----------  ---------- ----------
Polymer Chemicals                   $125,629    $32,461    $103,085    $14,134
Fine Chemicals                       100,577     19,803      97,726      9,258
                                   ---------- ----------  ---------- ----------
 Segment totals                     $226,206     52,264    $200,811     23,392
                                   ==========             ==========
Corporate and other expenses                     (2,399)                (5,440)
                                              ----------             ----------
 Operating profit                                49,865                 17,952
Interest and financing expenses                  (1,224)                (2,847)
Gain on sale of Albright & Wilson
 stock, net                                        --                   22,054
Other income, net                                   363                    167
                                              ----------             ----------
Income before income taxes                      $49,004                $37,326
                                              ==========             ==========

                    ALBEMARLE CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                ----------------------------------------------
                      (In Thousands Except Share Amounts)
                                  (Unaudited)

10.Continued

                                          For The Quarter Ended June 30
                                        ---------------------------------
                                           2000                   1999
                                           ----                   ----
                                    Revenues    Income     Revenues   Income
                                   ---------- ----------  ---------- ----------
Polymer Chemicals                   $253,842    $59,389    $210,475    $36,547
Fine Chemicals                       207,844     41,709     198,681     29,030
                                   ---------- ----------  ---------- ----------
 Segment totals                     $461,686    101,098    $409,156     65,577
                                   ==========             ==========
Corporate and other expenses                     (9,065)               (11,381)
                                              ----------             ----------
 Operating profit                                92,033                 54,196
Interest and financing expenses                  (2,991)                (5,319)
Gain on sale of Albright & Wilson
 stock, net                                        --                   22,054
Other income, net                                 1,336                    980
                                              ----------             ----------
Income before income taxes                      $90,378                $71,911
                                              ==========             ==========


11. In June 2000, the FASB issued SFAS No. 138, "Accounting for certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB No.133". SFAS No. 138 amends SFAS No. 133 which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not determined an adoption date for SFAS No. 133, as amended. At the time of adoption, SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         -----------------------------------------------------------------


The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1999.



Some of the information presented in the following discussion constitutes forward-looking comments within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of the products, changes in the market in general, fluctuations in foreign currencies and significant changes in new product introduction resulting in an increase in capital project requests and approval leading to additional capital spending.



RESULTS OF OPERATIONS
SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999
-----------------------------------------------------

Net sales for the second quarter of 2000 amounted to $226.2 million, up 13% or $25.4 million from second quarter 1999 net sales of $200.8 million due to higher shipments in most businesses partially offset by lower pricing.

The gross profit margin increased to 29.2% in 2000 from 28.6% for the corresponding period in 1999. Excluding special items, second quarter 2000 operating profit was up 43.1% or $10.2 million from 1999 primarily due to higher shipments and improved plant utilization in most businesses as well as work force reductions effected during the last three quarters of 1999, offset, in part, by higher raw material costs and lower sales prices. Including special items consisting of a second-quarter 2000 special noncash accounting settlement gain of $15.9 million, resulting from an election made to close certain pension contracts in the Company's pension plans, and a second-quarter 1999 special charge of $5.8 million for work-force reductions at certain of the Company's facilities, second-quarter 2000 operating profit was up 177.8%, or $31.9 million from 1999.

Selling, general and administrative expenses and research and development expenses, decreased 5% or $1.6 million in the second quarter of 2000 from second quarter 1999 primarily due to more focused new product development consisting primarily of lower employee related costs resulting from work-force reductions effected during the last three quarters of 1999 and lower outside research and development contracted services in the 2000 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 14.2% in 2000 versus 16.8% in the 1999 quarter.

OPERATING SEGMENTS
Net sales by reportable business operating segments for the second quarter periods ended June 30, 2000, and 1999 are as follows:

                                               Net Sales
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
Polymer Chemicals                         $125,629    $103,085
Fine Chemicals                             100,577      97,726
                                         ----------  ----------
 Segment totals                           $226,206    $200,811
                                         ==========  ==========




Polymer Chemicals' net sales for the second quarter of 2000 were up 22% or $22.5 million from second quarter 1999 primarily due to higher shipments in flame retardants partially offset by lower pricing. Shipments of organometallics and catalysts, and polymer additives and intermediates were also up during the 2000 period. Fine Chemicals' net sales for the second quarter of 2000 were up 3% or $2.9 million from second quarter 1999 primarily due to higher shipments in pharmaceuticals and surface actives, offset in part, by lower pricing. Shipments were down significantly in agrichemicals for second quarter 2000 from the corresponding second quarter period in 1999 and the first quarter of 2000.

Operating profit by reportable business operating segments for the second quarter periods ended June 30, 2000, and 1999 are as follows:



                                           Operating Profit
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
Polymer Chemicals                          $32,461     $14,134
Fine Chemicals                              19,803       9,258
                                         ----------  ----------
 Segment totals                             52,264      23,392
Corporate and other expenses                (2,399)     (5,440)
                                         ----------  ----------
 Operating profit                          $49,865     $17,952
                                         ==========  ==========

Polymer Chemicals' second quarter 2000 segment operating profit was up 130%, or $18.3 million, from second quarter 1999, primarily due to higher shipments in flame retardants and improved plant utilization, offset in part, by higher raw material costs and lower sales prices. Polymer Chemicals' second quarter 2000 segment operating profit also includes an allocation of $6.0 million related to the one-time special SFAS No. 88 settlement gain. The improvement in 2000 also reflects the impact of an allocation of approximately $2.9 million for the work-force reduction special charges in 1999 as well as the write-off of $2.4 million for certain redundant flame retardant plant assets in the 1999 second quarter. Fine Chemicals' second quarter 2000 segment operating profit was up approximately 114% or $10.5 million from second quarter 1999 primarily due to the allocation of approximately $6.2 million related to the one-time special SFAS No. 88 settlement gain. The improvement in 2000 also reflects the impact of an allocation of approximately $2.9 million for the work-force reduction special charges in 1999. Corporate and other expenses were down 56% or $3.0 million from second quarter 1999 due to an allocation of approximately $3.7 million related to the one-time special SFAS No. 88 settlement gain.

INTEREST AND FINANCING EXPENSES
Interest and financing expenses for the second quarter of 2000 decreased to $1.2 million from $2.8 million for second quarter 1999 primarily due to lower average outstanding debt in the 2000 period.

GAIN ON SALE OF INVESTMENT IN ALBRIGHT & WILSON STOCK, NET
Second quarter 1999 results include the gain of $22.1 million ($1.4 million after income taxes), net of expenses, from the sale of the Company's investment in Albright & Wilson common stock acquired in March 1999.

INCOME TAXES
The second quarter of 2000 effective income tax rate was 31.0%, down from 34.1% in the 1999 quarter which benefited from a tax planning strategy in 1999 that resulted in a 1999 annual effective income tax rate of 31.0%.


RESULTS OF OPERATIONS
SIX MONTHS 2000 COMPARED WITH SIX MONTHS 1999
---------------------------------------------

Net sales for the first six months of 2000 amounted to $461.7 million, an increase of 13% or $52.5 million from the corresponding period of 1999, due to higher shipments in most businesses partially offset by lower pricing.

The gross profit margin decreased to 30.5% in 2000 from 31.5% in the 1999 period. Excluding special items, six months 2000 operating profit was up 26.9% or $16.2 million from 1999 primarily due to higher shipments, improved plant utilization in most businesses and lower selling, general and administrative expenses, including research and development expenses as well as the favorable effects of work force reductions which occurred during the last three quarters of 1999, offset, in part, by higher raw material costs and lower sales prices as well as the unfavorable effects of foreign exchange in 2000 versus the corresponding period in 1999. Including special items consisting of an April 2000 special noncash accounting settlement gain of $15.9 million, resulting from an election made to close certain pension contracts in the Company's pension plans, and a second-quarter 1999 special charge of $5.8 million for work-force reductions at certain of the Company's facilities, six months 2000 operating profit was up 69.8%, or $37.8 million from 1999.

Selling, general and administrative expenses, combined with research and development expenses, decreased 6% or $4.2 million for the first six months of 2000 versus the corresponding period in 1999 due to more focused new product development consisting primarily of lower employee related costs resulting from work-force reductions effected during the last three quarters of 1999 and lower outside research and development contracted services in the 2000 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 14% in 2000 versus 16.8% in the 1999 six month period.

OPERATING SEGMENTS
Net sales by reportable business operating segments for the six-month periods ended June 30, 2000, and 1999 are as follows:

                                               Net Sales
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
Polymer Chemicals                         $253,842    $210,475
Fine Chemicals                             207,844     198,681
                                         ----------  ----------
 Segment totals                           $461,686    $409,156
                                         ==========  ==========

Polymer Chemicals' net sales for the first six months of 2000 were up 21% or $43.4 million from the corresponding period of 1999 primarily due to higher shipments in flame retardants partially offset by lower pricing. Shipments of organometallics and catalysts, and polymer additives and intermediates were also up during the 2000 period. Fine Chemicals' net sales for the six months of 2000 were up 5% or $9.2 million from six months 1999 primarily due to higher shipments in pharmaceuticals and surface actives, offset in part, by lower pricing. Shipments were down significantly in agrichemicals for the first six months of 2000 from the corresponding six months period in 1999 and the first quarter of 2000.

Operating profit by reportable business operating segments for the six-month periods ended June 30, 2000, and 1999 are as follows:




                                           Operating Profit
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
Polymer Chemicals                          $59,389     $36,547
Fine Chemicals                              41,709      29,030
                                         ----------  ----------
 Segment totals                            101,098      65,577
Corporate and other expenses                (9,065)    (11,381)
                                         ----------  ----------
 Operating profit                          $92,033     $54,196
                                         ==========  ==========

Polymer Chemicals' segment operating profit for the first six months of 2000 was up 63%, or $22.8 million, from six months 1999, primarily due to higher shipments in flame retardants and improved plant utilization, offset in part, by higher raw material costs and lower sales prices. Polymer Chemicals' second quarter 2000 segment operating profit also includes an allocation of $6.0 million related to the one-time special SFAS No. 88 settlement gain. The improvement in 2000 also reflects the impact of an allocation of approximately $2.9 million for the work-force reduction special charges in 1999 as well as the write off of $2.4 million for certain redundant flame retardant plant assets in the 1999 second quarter. Fine Chemicals' segment operating profit for the first six months of 2000 was up approximately 44% or $12.7 million from the 1999 six-months period primarily due to the allocation of approximately $6.2 million related to the one-time special SFAS No. 88 settlement gain. The improvement in 2000 also reflects the impact of an allocation of approximately $2.9 million for the work-force reduction special charges in 1999. Corporate and other expenses were down 20% to $2.3 million from the six-month 1999 period due to an allocation of approximately $3.7 million related to the second quarter 2000 one-time special SFAS No. 88 settlement gain.

INTEREST AND FINANCING EXPENSES
Interest and financing expenses for the first six months of 2000 decreased to $3 million from $5.3 million in the corresponding period of 1999 primarily due to lower average outstanding debt in the 2000 period.

GAIN ON SALE OF INVESTMENT IN ALBRIGHT & WILSON STOCK
Results for the first six months of 1999 include the gain of $22.1 million ($14.4 million after income taxes), net of expenses, from the sale of the Company's investment in Albright & Wilson common stock acquired in March 1999.

INCOME TAXES
The effective income tax rate for the first six months of 2000 was 31.0%, down from 33.5% in the 1999 quarter which benefited from a tax planning strategy in 1999 that resulted in a 1999 annual effective income tax rate of 31.0%.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Cash and cash equivalents at June 30, 2000, were $17.8 million, representing a decrease of $30.8 million from $48.6 million at year end 1999.

Cash flows provided from operating activities of $76 million (which included a working capital increase of $11 million) for the first six months of 2000 together with $30.8 million of existing cash and cash equivalents and proceeds from borrowings of $20 million were used to cover the acquisition of the Ferro brominated polystyrene business, capital expenditures, repayment of debt, payment of dividends, purchase of common shares of the Company, and investments in joint ventures and nonmarketable securities.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive income account from December 31, 1999, was primarily due to foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro.

The noncurrent portion of the Company's long-term debt amounted to $133.7 million at June 30, 2000, compared to $159 million at the end of 1999. The Company's long-term debt, including the current portion, as a percentage of total capitalization, amounted to 20.1% at June 30, 2000.

The Company's capital expenditures in the first six months of 2000 were lower than the same period of 1999. Capital expenditures for the year 2000 are forecasted to be lower than the 1999 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the company's specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the best of the company's knowledge, it currently is complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws has not in the past had, and is not expected to have in the future, a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

ADDITIONAL INFORMATION
----------------------

OUTLOOK
For Polymer Chemicals, our flame retardants business, which has exhibited strong volume growth for the first half of year 2000, has a goal of maintaining market share and improving prices. We are working hard to integrate quickly the brominated polystyrene products, acquired in the Ferro acquisition, into our markets. In catalysts and additives, we will be rolling out PolymerAdditives.com in the fall as a B2B Internet joint venture with GE Specialty Chemicals and Cytec Industries. This venture will include flame retardants.

For Fine Chemicals, our agrichemicals' business has been depressed in the first half of year 2000 versus the same period in 1999. This remains an area of concern as we look to the fourth quarter for indications that the U.S. farm economy is strengthening, a key driver for this business recovery. We are cautiously optimistic for improvements in the third and fourth quarters of 2000, but we expect it will be difficult to achieve by the end of the year the same profitability levels we reached in 1999. For pharmachemicals, ibuprofen is doing well however, our advanced intermediates and new products efforts are not yet yielding acceptable results. In surface actives, where Cytec Industries is our exclusive partner for distributing our alkenyl succinic anhydride ("ASA") sizing agent, we are watching the developments surrounding the disposition of their paper chemicals' business and will have to wait on that outcome to determine the effect, if any, on our ASA business. In zeolites, we expect to feel the impact of the declining North American powdered laundry detergent market, possibly as early as the fourth quarter of 2000. The price pressure resulting from the penetration of liquids and a potential new competitor has lowered appreciably our view of the future returns in this business. In bromine & derivatives we hope to see improved results later in the year as we have plans to run our assets hard to keep up with demand, especially in flame retardants, plus we will have the new bromine plant capacity in Arkansas that will supply additional bromine. We are also working with our oil field customers to use our product line extensions to expand our completion fluids business.

With the expected continuation of raw material price pressure in the second half of 2000, earnings comparisons for the second half with the comparative periods in 1999 will not be as easy as in the first half, however, we still expect to have a good year overall. The first six months of 2000 results have benefited from our overall cost reduction efforts, which we believe will continue to have a positive effect on our earnings for the balance of the year in contributing to our 15% earnings improvement goal over 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

There have been no significant changes in our interest rate risk and the marketable security price risk from the information provided in our Form 10-K for the year ended December 31, 1999. The Company has exposure to volatility in pricing of certain of its raw materials. Changes in pricing of these raw materials and the timing of these changes could have a significant impact on operating profits.

The Company's foreign currency risk has changed from that disclosed in our Form 10-K for the year ended December 31, 1999. At June 30, 2000, and December 31, 1999, the Company had entered into Japanese Yen forward contracts in the amount of $ 1.9 million and $10.8 million, respectively, all with maturity dates in 2000.


Part II - OTHER INFORMATION
---------------------------

ITEM 3. Legal Proceedings

The Company and its subsidiaries are involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under, or alleging noncompliance with environmental laws and products liability or tort litigation.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they should not result ultimately in liabilities likely to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27. Financial Data Schedule


         (b) No report on Form 8-K was filed during second quarter 2000.

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


                                         ALBEMARLE CORPORATION
                                         ---------------------
                                             (Registrant)


Date: August 4, 2000                  By: /s/Robert G. Kirchhoefer
                                         -----------------------
                                         Treasurer and Chief Accounting Officer
                                         (Principal Accounting Officer)