Form 10-Q
period 2000-09-30
ALBEMARLE CORP
filed 2000-10-31
CIK 915913

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For Transition Period from            to
                           ----------    ----------

                         Commission File Number 1-12658

                              ALBEMARLE CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                    54-1692118
-------------------------------              --------------------------------
(State or other jurisdiction of              (I.R.S.Employer incorporation or
 organization)                                       Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                       23210
---------------------------------------                ----------
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

Number of shares of common stock, $.01 par value, outstanding as of September 30, 2000: 45,827,066

                             ALBEMARLE CORPORATION

                                   I N D E X

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999                                             3-4

           Consolidated Statements of Income - Three and
              Nine Months Ended September 30, 2000 and 1999                  5

           Consolidated Statements of Comprehensive Income - Three
              and Nine Months Ended September 30, 2000 and 1999              6

           Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 2000 and 1999                  7

           Notes to the Consolidated Financial Statements                  8-12

  ITEM 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition and Additional
              Information and Recent Developments                         13-19

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       19

PART II.   OTHER INFORMATION

  ITEM 3.  Legal Proceedings                                                19

  ITEM 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                  20

PART I - FINANCIAL INFORMATION
------------------------------
  ITEM 1.  Financial Statements
           --------------------

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                          September 30,        December 31,
                                                              2000                1999
                                                          -------------      --------------
                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                $ 18,847            $ 48,621
     Accounts receivable, less allowance for doubtful
      accounts(2000-$2,699; 1999 - $2,609)                     176,746             155,140
     Inventories:
          Finished goods                                        76,281              82,415
          Raw materials                                         10,962              10,889
          Stores, supplies and other                            17,126              17,512
                                                          -------------      --------------
                                                               104,369             110,816
     Deferred income taxes and prepaid expenses                 12,788              18,022
                                                          -------------      --------------
           Total current assets                                312,750             332,599
                                                          -------------      --------------
Property, plant and equipment, at cost                       1,305,614           1,287,507
     Less accumulated depreciation and amortization            822,797             792,122
                                                          -------------      --------------
           Net property, plant and equipment                   482,817             495,385
                                                          -------------      --------------
Prepaid pension costs                                          108,041              83,111
Other assets and deferred charges                               58,643              25,102
Goodwill and other intangibles, net of amortization             14,684              17,897
                                                          -------------      --------------
Total assets                                                 $ 976,935           $ 954,094
                                                          =============      ==============




             See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                          September 30,        December 31,
                                                              2000                1999
                                                          -------------      --------------
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $  69,448            $ 61,386
     Long-term debt, current portion                               286                 779
     Accrued expenses                                           54,010              50,505
     Dividends payable                                           5,041               4,635
     Income taxes payable                                       14,153              14,048
                                                          -------------      --------------
               Total current liabilities                       142,938             131,353
                                                          -------------      --------------

Long-term debt                                                 110,682             158,981
Other noncurrent liabilities                                    83,563              81,185
Deferred income taxes                                           92,685              92,011
Shareholders' equity:
      Common stock, $.01 par value,
          issued - 45,827,066 in 2000 and
          46,199,639 in 1999, respectively                         458                 462
      Additional paid-in capital                                57,677              63,904
      Accumulated other comprehensive
          (loss) income                                        (17,229)             (9,013)
      Retained earnings                                        506,161             435,211
                                                          -------------      --------------
          Total shareholders' equity                           547,067             490,564
                                                          -------------      --------------
Total liabilities and shareholders' equity                    $976,935            $954,094
                                                          =============      ==============




          See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per-Share Amounts)
                                  (Unaudited)


                                    Three Months Ended            Nine Months Ended
                                      September 30,                 September 30,
                                ---------------------------   --------------------------
                                    2000           1999           2000          1999
                                ------------   ------------   ------------  ------------
Net sales                          $237,053       $212,086       $698,739      $621,242
Cost of goods sold                  168,214        152,602        489,292       433,067
                                ------------   ------------   ------------  ------------
   Gross profit                      68,839         59,484        209,447       188,175
                                ------------   ------------   ------------  ------------
Selling, general and
 administrative expenses             27,106         24,879         79,114        76,079
Research and development
 expenses                             6,989          8,603         19,456        26,119
Special items                            --            852        (15,900)        6,631
                                ------------   ------------   ------------  ------------
   Operating profit                  34,744         25,150        126,777        79,346

Interest and financing
 expenses                            (1,551)        (1,564)        (4,542)       (6,883)
Gain on sale of investment in
 Albright & Wilson stock, net            --            --              --        22,054
Other income (expense), net           1,164           (20)          2,500           960
                                ------------   ------------   ------------  ------------
Income before income taxes           34,357         23,566        124,735        95,477

Income taxes                         10,651          6,427         38,668        30,553
                                ------------   ------------   ------------  ------------
Net income                          $23,706        $17,139        $86,067       $64,924
                                ============   ============   ============  ============
Basic earnings per share            $   .52        $   .37        $  1.88       $  1.38
                                ============   ============   ============  ============
Shares used to compute
 basic earnings per share            45,816         46,949         45,898        47,000
                                ============   ============   ============  ============
Diluted earnings per share          $   .51        $   .36        $  1.85       $  1.36
                                ============   ============   ============  ============
Shares used to compute
 diluted earnings per share          46,684         47,475         46,610        47,651
                                ============   ============   ============  ============
Cash dividends declared per
 share of common stock              $   .11        $   .10        $   .33       $   .30
                                ============   ============   ============  ============




           See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                  (Unaudited)


                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                   -------------------------  --------------------------
                                       2000          1999          2000          1999
                                   ------------  -----------  -------------  -----------
Net income                             $23,706      $17,139        $86,067      $64,924
Other comprehensive income (loss),
 net of tax:
   Net change in unrealized gain
     on securities
     available-for-sale                    193           --            525           --
   Foreign currency translation
     adjustments                        (4,484)       1,899         (8,741)     (12,053)
                                   ------------  -----------  -------------  -----------
Other comprehensive income (loss)       (4,291)       1,899         (8,216)     (12,053)
                                   ------------  -----------  -------------  -----------
Comprehensive income                   $19,415      $19,038        $77,851      $52,871
                                   ============  ===========  =============  ===========





           See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -------------------------
                                                                      2000          1999
                                                                  ------------  -----------
Cash and cash equivalents at beginning of year                        $48,621      $21,180
                                                                  ------------  -----------
Cash flows from operating activities:
   Net income                                                          86,067       64,924
   Adjustments to reconcile net income to cash flows from
    operating activities:
    Depreciation and amortization                                      54,312       56,844
    Special items                                                     (15,900)          --
    Gain on sale of investment in Albright & Wilson stock, net             --      (22,054)
    Write off of plant facilities                                          --        4,781
    Working capital (increase) decrease excluding cash and cash
     equivalents, net of effects of purchase of business in 2000       (5,383)      36,485
    Other, net                                                          1,222       (5,028)
                                                                  ------------  -----------
      Net cash provided from operating activities                     120,318      135,952
                                                                  ------------  -----------
Cash flows from investing activities:
   Capital expenditures                                               (40,219)     (61,298)
   Acquisition of business                                            (33,000)          --
   Investments in joint ventures and nonmarketable securities          (7,978)      (3,245)
   Proceeds from sale of investment in Albright & Wilson stock             --      157,516
   Cost of investment in Albright & Wilson stock                           --     (135,462)
   Other, net                                                           1,392       (4,545)
                                                                  ------------  -----------
      Net cash used in investing activities                           (79,805)     (47,034)
                                                                  ------------  -----------
Cash flows from financing activities:
   Repayments of long-term debt                                       (67,400)    (169,036)
   Dividends paid                                                     (14,711)     (14,107)
   Purchases of common stock                                           (8,893)      (3,102)
   Proceeds from borrowings                                            19,786      122,360
   Proceeds from exercise of stock options                                863          645
                                                                  ------------  -----------
      Net cash used in financing activities                           (70,355)     (63,240)
                                                                  ------------  -----------
Net effect of foreign exchange on cash                                     68       (1,203)
                                                                  ------------  -----------
(Decrease) increase in cash and cash equivalents                      (29,774)      24,475
                                                                  ------------  -----------
Cash and cash equivalents at end of period                            $18,847      $45,655
                                                                  ============  ===========




             See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 2000, and December 31, 1999, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2000, and 1999, and condensed consolidated cash flows for the nine-month periods ended September 30, 2000, and 1999. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report & Form 10-K filed on March 22, 2000. The December 31, 1999, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

2.   Long-term debt consists of the following:

                                        September 30,       December 31,
                                             2000               1999
                                      -----------------   ----------------
Variable-rate bank loans                      $ 79,900           $128,700
Foreign borrowings                              19,004             18,966
Industrial revenue bonds                        11,000             11,000
Miscellaneous                                    1,064              1,094
                                      -----------------   ----------------
    Total                                      110,968            159,760
Less amounts due within one year                   286                779
                                      -----------------   ----------------
    Long-term debt                            $110,682           $158,981
                                      =================   ================

    On March 10, 1999, the Company entered into a Loan Agreement with Columbia County, Arkansas, which issued $11,000 in Tax Exempt Solid Waste Disposal Revenue Bonds ("Tax Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. The presently unexpended proceeds from the Tax Exempt Bonds of $1,869 are restricted to the purchase of solid waste disposal facilities and accordingly, are reflected as a noncurrent asset in the balance sheet caption -- Other assets and deferred charges. The Tax Exempt Bonds bear interest at a variable rate that approximates 65% of the federal funds rate. The Tax Exempt Bonds will mature on March 1, 2021, and are collateralized by a transferable irrevocable direct pay letter of credit.

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

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)

4. Cost of goods sold includes foreign exchange transaction (losses)/gains of ($1,089) and $867, and ($209) and $4,484, respectively, for the three- and nine-months ended September 30, 2000, and 1999.

5. In April 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash special accounting settlement gain of $15,900 ($10,128 after income taxes), or 22 cents per share on a fully diluted basis, in accordance with SFAS No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Pension Plans and Termination Benefits". The special item gain did not affect any retiree benefits or benefit programs of the Company.

6. In May 1999, the Company, through its affiliate Albemarle UK Holdings Limited, sold to ISPG, Plc, the competing bidder 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson", a United Kingdom chemicals company), for an aggregate consideration of $157,516 resulting in a gain of $22,054 ($14,381 after income taxes), net of expenses or 30 cents per share on a fully diluted basis. The shares were acquired in March 1999, as part of an unsuccessful offer for Albright & Wilson. The proceeds from the sale of the Albright & Wilson shares were primarily used to pay down debt under the Company's existing Competitive Advance and Revolving Credit Agreement.

 7. Special charges for the three- and nine-month periods ended September 30, 1999, totaling $852 ($543 after income taxes) and $6,631 ($4,130 after income taxes) or 1 cent and 9 cents per share, respectively, on a fully diluted basis, resulted from work-force reductions programs at certain of the Company's facilities. The program impacted a total of 85 salaried and wageroll employees.

 8. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and nine-months periods ended September 30, 2000, and 1999, respectively are as follows:


                                                     % of Income Before Income Taxes
                                            -------------------------------------------------
                                               Three Months Ended         Nine Months Ended
                                                  September 30              September 30
                                            ------------------------  -----------------------
                                                2000        1999          2000       1999
                                            ------------ -----------  ----------- -----------
Federal statutory rate                            35.0%       35.0%        35.0%       35.0%
Foreign sales corporation
   benefit                                        (6.0)       (5.7)        (2.7)       (2.2)
State taxes, net of federal tax
   benefit                                           -        (0.2)         0.5         1.2
Depletion                                         (1.1)       (1.4)        (0.9)       (1.1)
Other                                              3.1        (0.4)        (0.9)       (0.9)
                                            ------------ -----------  ----------- -----------
Effective income tax rate                         31.0%       27.3%        31.0%       32.0%
                                            ============ ===========  =========== ===========


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (In Thousands Except Share Amounts)
                                   (Unaudited)

9. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2000, and 1999, are calculated as follows:

                                       Three Months Ended          Nine Months Ended
                                          September 30                September 30
                                    -------------------------   -------------------------
    Basic Earnings Per Share            2000         1999           2000         1999
                                    ------------  -----------   ------------  -----------
    Numerator:
      Income available to
       stockholders, as reported        $23,706      $17,139        $86,067      $64,924
                                    ------------  -----------   ------------  -----------
    Denominator:
      Average number of shares of
       common stock outstanding          45,816       46,949         45,898       47,000
                                    ------------  -----------   ------------  -----------
    Basic earnings per share            $   .52      $   .37        $  1.88      $  1.38
                                    ============  ===========   ============  ===========
    Diluted Earnings Per Share
    Numerator:
      Income available to
       stockholders, as reported        $23,706      $17,139        $86,067      $64,924
                                    ------------  -----------   ------------  -----------
    Denominator:
      Average number of shares of
       common stock outstanding          45,816       46,949         45,898       47,000
      Shares issuable upon
       exercise of stock options            868          526            712          651
                                    ------------  -----------   ------------  -----------
    Total shares                         46,684       47,475         46,610       47,651
                                    ------------  -----------   ------------  -----------
    Diluted earnings per share          $   .51      $   .36        $  1.85      $  1.36
                                    ============  ===========   ============  ===========


    The three- and nine-months ended September 30, 2000, average number of shares of common stock outstanding includes the effects of the purchase of 182,000 and 675,400 common shares in the third and fourth quarters of 1999 and the purchase of 491,400 and 42,253 common shares in the first and second quarters of 2000.

 10. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals'

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (In Thousands Except Share Amounts)
                                   (Unaudited)

 10. Continued,

    segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' segment is comprised of agrichemicals, bromine and derivatives, pharmachemicals, potassium and chlorine chemicals, and surface actives. Segment data includes intersegment transfers of raw materials at cost, except for bromine which is accounted for at an intersegment transfer price, and foreign exchange gains and losses as well as allocations for certain corporate costs and the effects of special items. Corporate and other expenses include corporate-related items not allocated to the reportable segments and the effects of special items. See Tables below:


                                               For The Quarter Ended September 30
                                               ----------------------------------
                                                2000                        1999
                                     -------------------------    ------------------------
                                       Revenues      Income         Revenues     Income
                                     ------------ ------------    ------------ -----------
Polymer Chemicals                       $128,799      $28,289        $113,842     $16,780
Fine Chemicals                           108,254       15,044          98,244      13,304
                                     ------------ ------------    ------------ -----------
   Segment totals                       $237,053       43,333        $212,086      30,084
                                     ============                 ============
Corporate and other expenses                           (8,589)                     (4,934)
                                                  ------------                 -----------
   Operating profit                                    34,744                      25,150
Interest and financing expenses                        (1,551)                     (1,564)
Other income (expense), net                             1,164                         (20)
                                                  ------------                 -----------
Income before income taxes                            $34,357                     $23,566
                                                  ============                 ===========


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (In Thousands Except Share Amounts)
                                   (Unaudited)

10. Continued,

                                             For The Nine Months Ended September 30
                                             --------------------------------------
                                                2000                        1999
                                     -------------------------    ------------------------
                                       Revenues      Income         Revenues     Income
                                     ------------ ------------    ------------ -----------
Polymer Chemicals                       $382,641     $ 87,678        $324,317     $53,327
Fine Chemicals                           316,098       56,753         296,925      42,334
                                     ------------ ------------    ------------ -----------
   Segment totals                       $698,739      144,431        $621,242      95,661
                                     ============                 ============
Corporate and other expenses                          (17,654)                    (16,315)
                                                  ------------                ------------
   Operating profit                                   126,777                      79,346

Interest and financing expenses                        (4,542)                     (6,883)
Gain on sale of Albright & Wilson
   stock, net                                              --                      22,054
Other income, net                                       2,500                         960
                                                  ------------                ------------
Income before income taxes                           $124,735                     $95,477
                                                  ============                ============

11. In June 2000, the Financial Acounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB No.133", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133, as amended on January 1, 2001. At the time of adoption, SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

 ITEM 2.  Management's Discussion and Analysis of Results of Operations and
          ------------------------------------------------------------------
          Financial Condition
          -------------------
The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 1999.

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

Results of Operations
---------------------
Third Quarter 2000 Compared with Third Quarter 1999
---------------------------------------------------
Net sales for the third quarter of 2000 amounted to $237.1 million, up 12% or $25.0 million from third- quarter 1999 net sales of $212.1 million primarily due to higher shipments($29.9 million) partially offset by lower pricing($4.9 million). Net sales for third-quarter 2000 were a record quarter for the Company since the sale of the Olefins Business on March 1, 1996.

The gross profit margin increased to 29.0% in 2000 from 28.0% for the third-quarter of 1999. Excluding special items, third-quarter 2000 operating profit was up 34%, or $8.7 million from third-quarter 1999, primarily due to higher shipments and improved plant utilization in most businesses as well as the favorable effect of workforce reductions which occurred during the last three quarters of 1999, offset, in part, by higher raw material costs, lower sales prices and unfavorable effects of foreign exchange transaction losses of $2.0 million. Including special items consisting of a third-quarter 1999 special charge of $.9 million for work-force reductions at certain of the Company's facilities, third-quarter 2000 operating profit was up 38%, or $9.6 million from third-quarter 1999.

Selling, general and administrative expenses, combined with research and development expenses, increased 1.8% or $0.6 million in the third quarter of 2000 from third-quarter 1999 primarily due to higher outside consulting costs and employee benefit costs offset, in part, by more focused new product development consisting primarily of lower employee-related costs resulting from workforce reductions effected during the last three quarters of 1999 and lower outside research and development contracted services in the 2000 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 14.4% in 2000 versus 15.8% in the 1999 quarter.

Operating Segments

Net sales by reportable business operating segments for the third-quarter periods ended September 30, 2000, and 1999 are as follows:

                                         Net Sales
                               ------------------------------
                                   2000             1999
                               -------------    -------------
Polymer Chemicals                  $128,799         $113,842
Fine Chemicals                      108,254           98,244
                               -------------    -------------
   Segment totals                  $237,053         $212,086
                               =============    =============

Polymer Chemicals' net sales for the third quarter of 2000 were up 13% or $15.0 million from third- quarter 1999 primarily due to higher shipments partially offset by lower pricing in flame retardants and lower shipments of catalysts and additives in the 2000 period compared to the 1999 period. Fine Chemicals' net sales for the third quarter of 2000 were up 10% or $10.0 million from third-quarter 1999 primarily due to higher shipments in performance chemicals and agrichemicals and higher shipments and lower pricing in pharmachemicals.

Operating profit by reportable business operating segments for the third-quarter periods ended September 30, 2000, and 1999 are as follows:

                                     Operating Profit
                               ------------------------------
                                   2000             1999
                               -------------    -------------
Polymer Chemicals                   $28,289          $16,780
Fine Chemicals                       15,044           13,304
                               -------------    -------------
   Segment totals                    43,333           30,084
Corporate and other expenses         (8,589)          (4,934)
                               -------------    -------------
   Operating profit                 $34,744          $25,150
                               =============    =============

Polymer Chemicals' third quarter 2000 segment operating profit was up 69%, or $11.5 million, from third quarter 1999 primarily due to higher shipments in flame retardants and improved plant utilization as well as the favorable effect of workforce reductions which occurred during the last three quarters of 1999, offset in part, by higher raw material costs, lower sales prices and unfavorable effects of foreign exchange($1.1 million) in 2000 versus the corresponding 1999 period. Fine Chemicals' third quarter 2000 segment operating profit was up approximately 13% or $1.7 million from third quarter 1999. The improvement in 2000 is primarily due to higher shipments as well as the favorable effect of workforce reductions which occurred during the last three quarters of 1999 offset, in part, by lower sales prices and unfavorable effects of foreign exchange($.9 million) in 2000 versus the corresponding 1999 period. Corporate and other expenses increased 74% or $3.7 million from third quarter 1999 primarily due to higher outside consulting costs and employee benefit costs in the 2000 period.

Interest and  Financing  Expenses and Other Income  (Expense), Net

Interest and financing expenses for the third quarter of 2000 of $1.6 million was unchanged from the third quarter of 1999. Third-quarter 2000 was based upon a higher average interest rate offset by lower average debt outstanding as compared to the 1999 third quarter. Other income (expense), net primarily includes the effects of equity earnings of nonmarketable investments.


Income Taxes

The third quarter of 2000 effective income tax rate was 31.0%, up from 27.3% in the 1999 third quarter.


Results of Operations
---------------------
Nine Months 2000 Compared with Nine Months 1999
-----------------------------------------------
Net sales for the first nine months of 2000 amounted to $698.7 million, an increase of 12%, or $77.5 million, from the corresponding period of 1999, due to higher shipments in most businesses ($97.1 million) partially offset by lower pricing ($19.6 million).

The gross profit margin for the first nine months of 2000 was 30.0%, down slightly from 30.3% for the 1999 period. Excluding special items, first nine months 2000 operating profit was up 29%, or $24.9 million, from the 1999 period primarily due to higher shipments, improved plant utilization in most businesses and lower selling, general and administrative expenses, including research and development expenses as well as the favorable effect of workforce reductions which occurred during the last three quarters of 1999, offset, in part, by higher raw material costs and lower sales prices as well as the unfavorable effects of foreign exchange ($4.7 million) in 2000 versus the corresponding period in 1999. Including special items consisting of an April 2000 special noncash accounting settlement gain of $15.9 million, resulting from an election made with respect to certain pension contracts in the Company's pension plans, and a third-quarter 1999 special charge of $6.6 million for work-force reductions at certain of the Company's facilities, nine months 2000 operating profit was up 60%, or $47.4 million from the corresponding period in 1999.

Selling, general and administrative expenses, combined with research and development expenses, decreased 4% or $3.6 million for the first nine months of 2000 versus the corresponding period in 1999, due to more focused new product development consisting primarily of lower employee-related costs resulting from workforce reductions effected during the last three quarters of 1999 and lower outside research and development contracted services in the 2000 period, offset, in part, by higher outside consulting costs and employee benefit costs in the 2000 period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 14.1% in 2000 versus 16.4% in the 1999 nine month period.


Operating Segments

Net sales by reportable business operating segments for the nine-months' periods ended September 30, 2000, and 1999 are as follows:

                                         Net Sales
                               ------------------------------
                                   2000             1999
                               -------------    -------------
Polymer Chemicals                  $382,641         $324,317
Fine Chemicals                      316,098          296,925
                               -------------    -------------
   Segment totals                  $698,739         $621,242
                               =============    =============

Polymer Chemicals' net sales for the first nine months of 2000 were up 18%, or $58.3 million, from the corresponding period of 1999 primarily due to higher shipments, partially offset by lower pricing, in flame retardants and higher shipments in catalysts and additives. Fine Chemicals' net sales for the first nine months of 2000 were up 6% or $19.2 million from the first nine months period of 1999 primarily due to higher shipments in performance chemicals and higher shipments in pharmachemicals, offset, in part, by lower pricing in pharmachemicals. Shipments for agrichemicals were down for the first nine months of 2000, however, they were up significantly for the third quarter of 2000 compared with the corresponding period in 1999.

Operating profit by reportable business operating segments for the nine-months' periods ended September 30, 2000, and 1999 are as follows:

                                     Operating Profit
                               ------------------------------
                                   2000             1999
                               -------------    -------------
Polymer Chemicals                   $87,678          $53,327
Fine Chemicals                       56,753           42,334
                               -------------    -------------
   Segment totals                   144,431           95,661
Corporate and other expenses        (17,654)         (16,315)
                               -------------    -------------
   Operating profit                $126,777          $79,346
                               =============    =============

Polymer Chemicals' segment operating profit for the first nine months of 2000 was up 64%, or $34.4 million, from the corresponding 1999 period, primarily due to higher shipments in flame retardants and catalysts and additives and improved plant utilization, offset, in part, by higher raw material costs, lower sales prices and the unfavorable effects of foreign exchange($2.8 million) in 2000 versus the corresponding 1999 period. Polymer Chemicals' first nine months 2000 segment operating profit also includes an allocation of $6.0 million related to the second quarter 2000 SFAS No. 88 one-time noncash special accounting settlement gain. The improvement in 2000 also reflects the impact of an allocation of approximately $3.3 million for the work-force reduction special charges in 1999 as well as the 1999 second quarter write off of $2.4 million of certain redundant flame retardant plant assets and the 1999 third quarter write off of $2.4 million of residual net assets associated with the replacement of a TBBPA production facility. Fine Chemicals' segment operating profit for the first nine months of 2000 was up approximately 34% or $14.4 million from the 1999 nine-months' period primarily due to higher shipments in performance chemicals and pharmachemicals as well as the favorable effect of workforce reductions which occurred during the last three quarters of 1999, offset, in part by lower pricing, lower shipments in agrichemicals and the unfavorable effects of foreign exchange($1.9 million) in 2000 versus the corresponding 1999 period. Fine Chemicals' first nine months of 2000 segment operating profit also includes an allocation of approximately $6.2 million related to the one-time second quarter 2000 special SFAS No. 88 settlement gain. Corporate and other expenses increased 8% or $1.3 million from the nine-months' 1999 period due to higher outside consulting costs and employee benefit costs offset, in part, by an allocation of approximately $3.7 million related to the second quarter 2000 SFAS No. 88 one-time noncash special accounting settlement gain.


Interest and  Financing  Expenses and Other Income  (Expense), Net

Interest and financing expenses for the first nine months of 2000 decreased to $4.5 million from $6.9 million in the corresponding period of 1999 primarily due to lower average outstanding debt in the 2000 period, offset, in part, by a higher interest rate in the 2000 period. Other income (expense), net primarily includes the effects of equity earnings from nonmarketable investments.

Gain on Sale of Investment in Albright & Wilson Stock

Results for the first nine months of 1999 include the gain of $22.1 million ($14.4 million after income taxes), net of expenses, from the sale of the Company's investment in Albright & Wilson common stock acquired in March 1999.


Income Taxes

The effective income tax rate for the first nine months of 2000 was 31.0%, down from 32.0% in the 1999 nine months' period.


Financial Condition and Liquidity
---------------------------------
Cash and cash equivalents at June 30, 2000, were $18.8 million, representing a decrease of $29.8 million from $48.6 million at year-end 1999.

Cash flows provided from operating activities of $120.3 million (which included a working capital increase of $5.4 million) for the first nine months of 2000 together with $86.1 million of existing cash and cash equivalents and proceeds from borrowings of $19.8 million were used to cover the acquisition of the Ferro brominated polystyrene business, capital expenditures, repayment of debt, payment of dividends, purchase of common shares of the Company, and investments in joint ventures and nonmarketable securities.

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

The noncurrent portion of the Company's long-term debt amounted to $110.7 million at September 30, 2000, compared to $159 million at the end of 1999. The Company's long-term debt, including the current portion, as a percentage of total capitalization, amounted to 16.9% at September 30, 2000.

The Company's capital expenditures in the first nine months of 2000 were lower than the same period of 1999. Capital expenditures for the year 2000 are forecasted to be lower than the 1999 level. Capital spending will be financed primarily with cash flow from operations with any additional cash provided from additional debt. The amount and timing of any additional borrowing will depend on the Company's specific cash requirements.

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

ADDITIONAL INFORMATION
----------------------
Outlook

For Polymer Chemicals, we are facing possible slow downs in our markets; although, we have not seen any evidence of this yet in our year-to-date sales. In flame retardants, we are targeting to maintain our market share and improve prices. We are optimistic about being able to continue good growth momentum, albeit not at the double digit rates of the past year. It is more likely to be high single digit growth rates but with added support from price increases that finally appear to be taking effect. In catalysts and additives, we've seen the beginnings of a slowdown in the polyolefins' market. If this continues, along with raw material and energy price increases, we could see an impact on these businesses.

For Fine Chemicals, we are hoping to see a continued improvement in the fourth quarter of 2000 for our agrichemicals' business so that the year 2000 will be able to approach year 1999 profit levels. For pharmachemicals, we're working hard to utilize the full capability of our existing assets and leverage our ibuprofen franchise to globalize our analgesics business. In performance chemicals, we plan to run our bromine assets hard to keep up with derivative demand including our oil field businesses where we are beginning to see improvements in demand, especially from the North Sea and Gulf of Mexico drilling regions. In zeolites, with a new competitor entering the U.S. market, our volumes and margins will be lower beginning in the 2000 fourth quarter. We plan to address some of the impact through cost reductions while seeking opportunities to expand into other applications utilizing these assets. In 2001, we anticipate a profit impact from the decrease of the zeolite business, however, we are hopeful we will be able to offset most of the impact by improvements in the rest of our performance chemicals. Overall, we believe our Fine Chemicals business is likely to be flat in 2001.

Even though the rate of increase in raw material pricing appears to be slowing, we believe higher energy costs and the weaker Euro are likely to continue to impact our results. However, we are still optimistic that we can meet our corporate objective in 2000 of a 15% earnings increase and that we can achieve an earnings per share of around $2.00 per share in 2000. Having said that for 2000, we know this will not be the case every year. Our goal is to average 15% over a number of years. 2001 appears at this time to be one of those years that may fall below the average. So it's important to recognize that with the above concerns, we currently are not expecting the 2000 fourth quarter and year 2001 results to achieve the level of growth which the year-to-date 2000 results have shown.

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

RECENT DEVELOPMENTS
-------------------
On October 25, 2000, the board of directors increased the regular quarterly dividend from 11 cents a share to 13 cents a share. The dividend is payable January 1, 2001, to shareholders of record December 15, 2000. The board also increased the remaining authorization to repurchase the company's stock to 5 million shares and, in addition, authorized an odd-lot tender offer to be made to holders of less than 100 shares of Albemarle's stock at no cost to those holders. This offer will involve approximately 170,000 shares and is expected to commence soon. The details will be mailed to the affected holders. The Company also announced the board changed the date of the 2001 Annual Meeting of Shareholders to Wednesday, March 28, 2001, in Richmond, Virginia and set a record date of February 15, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
There has been no significant change in the risk associated with the marketable securities interest rates from the information provided in our Form 10-K for the year ended December 31, 1999. The Company has exposure to volatility in the prices to the Company of certain raw materials. Changes in pricing of these raw materials and the timing of these changes could have a significant impact on operating profits.

The Company's foreign currency risk has changed from that disclosed in our Form 10-K for the year ended December 31, 1999. At September 30, 2000, and December 31, 1999, the Company had entered into Japanese Yen forward contracts in the amount of $5.3 million and $10.8 million, respectively, all with maturity dates in 2000. A 10% appreciation of the U.S. Dollar versus the Japanese yen from September 30, 2000 rates, with all other variables held constant, would result in a $.5 million increase in the fair value of the forward contracts. A 10% depreciation of the U.S. Dollar versus the Japanese yen from September 30, 2000 rates, with all other variables held constant, would result in a $.6 million decrease in the fair value of the forward contracts.


Part II - OTHER INFORMATION
---------------------------
ITEM 3.  Legal Proceedings
         -----------------
The  Company  and its  subsidiaries  are  involved  from  time to time in  legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under, or alleging noncompliance with, environmental laws, and products liability or tort litigation.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they should not result ultimately in liabilities likely to have a material adverse effect upon the results of operations or financial condition of the Company and its subsidiaries on a consolidated basis.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

           (a)  Exhibits - none

           (b)  No report on Form 8-K was filed during third quarter 2000.

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


                                     ALBEMARLE CORPORATION
                                     ---------------------
                                         (Registrant)



Date: October 31, 2000                    By:  s/ Robert G. Kirchhoefer
                                          --------------------------------------
                                          Robert G. Kirchhoefer
                                          Treasurer and Chief Accounting Officer
                                          (Principal Accounting Officer)