Form 10-K405
period 2000-12-31
ALBEMARLE CORP
filed 2001-02-28
CIK 915913

                                   FORM 10-K

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange
                                  Act of 1934
                               (No Fee Required)
                  For the fiscal year ended December 31, 2000
                                       or
    [ ] Transition Report Pursuant to Section 13 OR 15(d) of the Securities
                              Exchange Act of 1934
                               (No Fee Required)
                 For the transition period from       to
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

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2000: $675,504,844*

Number of shares of Common Stock outstanding as of December 31, 2000:
45,823,743.

*In determining this figure, an aggregate of 18,530,618 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and members of their families have been excluded and treated as shares held by af-filiates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange Composite Trans-actions on December 29, 2000, as reported by The Wall Street Journal.

Documents Incorporated by Reference
-----------------------------------
Portions of Albemarle Corporation's definitive Proxy Statement for its 2001 An-nual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries


--------------------------------------------------------------------------------
PART I
------

ITEM 1. Business
----------------
Albemarle Corporation ("the Company" or "Albemarle") is a major producer of polymer and fine chemicals most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds and biocides. Most sales of the Company's products are made directly to manufacturers of the aforementioned products, including chemical and polymer companies, pharmaceuti-cal companies, cleaning product manufacturers, paper and photographic compa-nies, drilling companies and water treatment companies. Albemarle employs ap-proximately 2,450 people.
  The following discussion of the Company's businesses as of December 31, 2000, should be read in conjunction with the information contained in Item 7, Manage-ment's Discussion and Analysis of Financial Condition and Results of Operations on page 8.
  The Company's worldwide chemicals operations are reported as two separate and distinct operating segments Polymer Chemicals and Fine Chemicals.
  The Company produces the majority of its products in the United States, but also has production facilities in France and the United Kingdom and has alumi-num alkyls produced for it by BP Amoco [formerly Amoco Chemical Company ("Amoco")] at the Company's former Feluy, Belgium plant. The processes and technology for many of these products were developed in the Company's or its predecessor's research and development laboratories. The Company also has an interest in certain joint venture production facilities in Japan and China.
  The Polymer Chemicals' operating segment consists of a broad range of chemi-cals, including flame retardants, catalysts and polymer additives.
  Albemarle's flame retardants are manufactured to help polymers and other ma-terials meet fire-safety requirements in finished products which serve a vari-ety of end use markets including electronic enclosures, printed circuit boards, electrical connectors and construction. The Company started up a world-class six-sigma SAYTEX(R) CP-2000 flame retardant (tetrabromobisphenol-A) plant in Magnolia, Arkansas in late 1999.
  The Company continues to focus on expansion of its bromine production capa-bilities with the addition of a new plant in Arkansas for bromine production as well as the engineering phase leading to the construction of a bromine and bro-mine derivatives facility in Jordan with Albemarle's joint-venture partner, The Arab Potash Company Limited. The Company continued its expansion of brine field and bromine capacities at the Company's Magnolia, Arkansas, facility that it started in 1995. The result of the current phase of the program will be an approximate 38% bromine production capacity increase over 1995 year end.
  The Company's catalyst business is the world's largest supplier of aluminum alkyls which are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of or-ganic intermediates. The Company has production units at Pasadena, Texas, Orangeburg, South Carolina, Baton Rouge, Louisiana, Feluy, Belgium, which is leased, and a 50%-owned joint venture in Japan. The Company has continued to build on its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercial-ization of polymers based on metallocenes /single-site catalysts.
  The Company also is expanding its efforts in polymer additives, such as curatives, which are products used to control polyurethane and epoxy system po-lymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins.
  The Fine Chemicals' operating segment includes pharmachemicals, agrichemical intermediates and performance chemicals. Included in performance chemicals are elemental bromine, alkyl bromides, inorganic bromides, and a number of bromine fine chemicals. Applications for these products primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products, soil fumigation and chemical intermediates for pharmaceutical, photographic and agricultural chemicals. Other performance chemicals' products include tertiary amines for surfactants and biocides, dis-infectants and sanitizers; zeolite A (sodium alumina silicate) used as a phos-phate replacement in laundry detergent builders; and alkenyl succinic anhydride
(ASA) used in paper-sizing formulations. These products have many varied cus-tomers. They are sold to suppliers for use in household, institutional and in-dustrial cleaners, personal care products and other industrial products.
  The Company's pharmachemicals' primary bulk actives, ibuprofen and naproxen, are widely-used pharmaceuticals that provide fever reduction and temporary re-lief of aches and pains and menstrual cramps. Bulk ibuprofen and naproxen are formulated by pharmaceutical companies who sell to customers in both the pre-scription and over-the-counter markets. Ibuprofen products accounted for ap-proximately 30% and naproxen products accounted for 6% of the U.S. over-the-counter analgesic market in 2000 on a volume basis. They compete against other painkillers including aspirin, acetaminophen and ketoprofen. The Company is one of the world's largest producers of ibuprofen.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
  Agrichemical intermediates are sold to chemical companies that supply fin-ished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops and organophosphorus products for insec-ticide use. In 2000, the EPA initiated a program that will phasedown the end market products over a five-year period that use Albemarle's organophosphorus agrichemical intermediates.
  The Company's subsidiary, Albemarle PPC ("APPC"), operates a plant in Thann, France. APPC is one of the world's largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricul-tural chemical intermediates. APPC also operates an electrolysis unit to pro-duce high-purity caustic potash and potassium carbonate used in the glass, wa-ter treatment, cleaning product and food industries. APPC strengthens the Company's position in Fine Chemicals and provides additional manufacturing ca-pabilities in Europe.
  In Polymer Chemicals' product lines, some of the Company's flame retardant plants operated at high capacity utilization during 2000; however, the aluminum alkyls plants operated at below capacity rates. In the Fine Chemicals' product lines, most plants operated near capacity during 2000, with the exception of bulk naproxen and certain agrichemical products which had excess capacity due to low customer demand.
  The Company operates on a worldwide basis with (i) manufacturing plants lo-cated in France and the United Kingdom, in addition to facilities in the United States, and has interest in certain joint venture production facilities in Ja-pan and China, (ii) offices and distribution terminals in Belgium, France, Ja-pan and Singapore, as well as the United States and (iii) offices in Shanghai and Beijing, China. The Company does not believe it has significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 16, "Operating Segments and Geographic Area Information" of notes to the consolidated financial statements in Item 8 on page 33.

Competition
-----------
The Company operates in a highly competitive marketplace, competing against a number of other companies in most of its product lines. Some markets involve a significant number of competitors, while others involve only a few. The compet-itors of the Company are varied in terms of size, resources and market share. Competition generally is based on product performance and availability, reputa-tion for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.
  In general, the Company competes on the basis of the quality and price of its products as well as customer services by maintaining a broad range of products and by focusing resources on products in which the Company has a competitive advantage. The Company endeavors to improve its reputation for quality prod-ucts, competitive prices and excellent customer service and support. Competi-tion in connection with the Company's products requires continuing investments in research and development, product and process improvements and specialized customer services. Through research and development, the Company and its sub-sidiaries continue to seek to increase margins by introducing value-added prod-ucts and products based on proprietary technologies.

Raw Materials
-------------
Raw materials used by the Company include ethylene, potassium chloride, alumi-num, ortho-toluidine, bisphenol-A, chlorine, phenol, isobutylene, caustic soda, toluene, diphenyl oxide, alumina trihydrate, dimethlyamine, phthalic anhydride, polystyrene, alpha olefins, maleic anhydride, ethanol, phosphorus, sulfuric acid and nitrogen, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or pro-vided under contracts at prices the Company believes are competitive. The Com-pany also produces bromine in Arkansas from its extensive brine reserves sup-ported by an active leasing program. The Company has supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bro-mine requirements for the production of bromine fine chemicals in the Thann and Port-de-Bouc, France, facilities and provide additional bromine if requested for the Company's other bromine needs.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

Major Customers
---------------
Due to the diversity of product lines in which the Company competes, no major portion of the Company's overall sales or earnings was generated by one cus-tomer nor is the Company overly reliant on contracts with any one public, pri-vate or governmental entity, although loss of one or more major customers could have a substantial financial impact.
  A number of the Company's customers manufacture products for cyclical indus-tries such as the agricultural, pharmaceutical, automotive, electronics and building and construction industries. As a result, demand for the products of the Company from customers in such industries also is cyclical. Due to the di-versity and size of the Company's operations, there is little seasonal varia-tion in revenues or earnings, except for certain agricultural and pharmaceuti-cal products.
  In addition, the profitability of sales of certain of the Company's products depends on the level of industry growth and our plant capacity utilization. In zeolites, our volumes and margins will be lower in 2001 versus 2000 due to a new competitor entering the U.S. Market. We plan to address some of the impact through cost reductions while seeking opportunities to expand into other appli-cations utilizing these assets. In 2001, we anticipate an adverse profit impact from the decrease of the zeolite business, however, we are hopeful we will be able to offset most of the impact by improvements in the rest of our fine chem-icals.

Other Matters
-------------
In April 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash special accounting settlement gain of $15.0 million ($9.6 million after income taxes, or 20 cents per share on a fully diluted basis). The special item gain did not affect any retiree benefit or benefit programs of the Company.
  On June 7, 2000, the Company's wholly-owned subsidiary, Albemarle Ventures Company Limited, formed a joint venture with Ninghai County Jinhai Chemical and Industry Company Limited to create the Ningbo Jinhai Albemarle Chemical and In-dustrial Company Limited. Albemarle will own 25% of the new company. The joint venture will manufacture antioxidants and polymer intermediates and other mutu-ally agreed upon fine chemicals for sale in China and for export.
  On June 29, 2000, the Company and its wholly-owned subsidiary, Albemarle Chemicals SAS, acquired from Ferro Corporation the PYRO-CHEK(R) Flame Retardant business, including a plant at Port-de-Bouc, France. The purchase price amounted to approximately $35 million. The purchase price was allocated between property, plant, and equipment, inventory, identifiable intangibles with the remaining balance to goodwill. During the fourth quarter of 2000, the Company formed a joint venture with Cytec Industries Inc. and GE Specialty Chemicals, Inc. Each company in the joint venture will have a 33% ownership in the new company, PolymerAdditives.com, LLC. The purpose of the new venture is to allow internet-based sale of polymer additives to customers.
  During the fourth quarter of 2000, the Company incurred special charges of $6.9 million ($4.4 million after income taxes or 9 cents per share on a fully diluted basis) that resulted primarily from voluntary separation offers made to various employees throughout the Company. The program impacted a total of 76 salaried and wageroll employees. The Company expects to recover the costs of the reductions in force in approximately one year.

Research and Patents
--------------------
The Company's research and development ("R&D") efforts support each operating segment. With respect to Polymer Chemicals, the research focus is divided be-tween new and improved flame retardants, polymerization catalysts and new poly-mer additives. Flame retardant research is targeted to satisfy increasing mar-ket needs for performance and quality in products manufactured from polysty-rene, acrylonitrilebutadiene-styrene (ABS) and engineered thermoplastics. Cata-lysts research is targeted to meet the market needs for cost-effective metallocene catalyst systems for the production of improved polyolefin poly-mers. Development efforts are focused on efficiently debottle- necking pilot plant capacity to meet the expected demand for these businesses and to inven-tory new molecules to meet the expanding needs of our customers. These efforts are expected to continue into 2001 and beyond.


 4

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
  The primary focus of the Company's Fine Chemicals research program is the de-velopment of efficient processes for the manufacture of chemical intermediates for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These ef-forts are expected to continue into 2001 and beyond. In addition to the U.S. research facility in Baton Rouge, Louisiana, the Company's European businesses are supported by the research and development facility at Louvain-la-Neuve, Belgium.
  The Company spent approximately $26.2 million, $34.3 million and $29.7 mil-lion in 2000, 1999 and 1998, respectively, on research and development, which amounts qualified under the technical accounting definition of research and de-velopment. Total R&D department spending for 2000 was about $31.4 million, in-cluding $5.2 million related to technical services support to customers and the Company's plants, testing of existing products, quality improvement and envi-ronmental studies.
  The Company considers patents, licenses and trademarks to be of significance to its businesses. As of December 31, 2000, the Company owned 1,553 active United States and foreign patents, including 48 U.S. patents and 110 foreign patents issued in 2000. The above figures include 9 U.S. Patents and 18 foreign patents that were acquired from Ferro Corporation in June 2000. Some of the Company's patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses.
The Company's patent position is actively managed and is deemed by it to be adequate for the conduct of its business.
  Albemarle has been granted an Advanced Technology Program (ATP) award from the Federal Government of approximately $2 million over a three-year-period to share the cost of a research project entitled Single Site Catalysts. The pur-pose of this project is to develop new families of activators for use with metallocenes and other single site catalysts by the polyolefin industry. The
ATP is a competitive cost-sharing program designed for the Federal Government to work in partnership with industry to foster the development of challenging, high-risk technologies that offer the potential for significant, broad-based economic benefits for the nation. ATP recipients are selected through a highly competitive process and single company recipients can receive up to $2 million for R&D activities over a3-year period.

Environmental Regulation
------------------------
The Company maintains and operates manufacturing and distribution facilities and equipment which are used in the Polymer and Fine Chemicals' segments. These are subject to environmental risks and regulations, which are discussed more fully in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Environmental Matters" on page 13.

Financial Information as to Industry Segments and Geographic Areas
------------------------------------------------------------------
The Company's operations are substantially all in the chemicals industry. In-dustry segments and geographic area information for the Company's operations for the three years ended December 31, 2000, is presented in Note 16, "Operat-ing Segments and Geographical Area Information" of the notes to the consoli-dated financial statements in Item 8 on page 33.

Financial Information about Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------
Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 2000, is set forth in Note 16, "Operating Segments and Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 33. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pa-cific region and Europe. Foreign unaffiliated net sales are primarily in Eu-rope, the Middle East, Japan and the Asia Pacific region.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries


--------------------------------------------------------------------------------

ITEM 2. Properties
------------------

The Company's principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, 23219, and its principal operations offices are lo-cated at 451 Florida Street, Baton Rouge, Louisiana, 70801. The Company leases its executive offices and operations offices in Richmond, Virginia and Baton Rouge, Louisiana, respectively; and its regional offices in Singapore; Tokyo, Japan; and Shanghai and Beijing, China; as well as various other offices.

  The following is a brief description of the principal plants and related fa-cilities of the Company, all of which are owned except as stated below.

Location                                         Principal Operations
--------------------------------------------------------------------------------------------------
Baton Rouge, Louisiana (2 facilities, one on     Research and product development activities, and
 leased land)                                    production of flame retardants and catalysts

Louvain-la-Neuve, Belgium                        Regional offices and research and customer
                                                 technical service activities

Magnolia, Arkansas (South Plant)                 Production of flame retardants, bromine, several
                                                 inorganic bromides, agrichemical intermediates
                                                 and tertiary amines

Magnolia, Arkansas (West Plant)                  Production of flame retardants and bromine

Magnolia, Arkansas (East Plant)                  Production of bromine

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

Pasadena, Texas                                  Production of aluminum alkyls, alkenyl succinic
                                                 anhydride, orthoalkylated anilines, zeolite A and
                                                 other chemicals

Port-de-Bouc, France                             Production of flame retardants and fuel additives

Teesport, United Kingdom                         Production of fine chemicals, including
                                                 emulsifiers, corrosion inhibitors, scale
                                                 inhibitors and esters

Thann, France                                    Production of organic and inorganic brominated
                                                 pharmaceutical intermediates, photographic and
                                                 agrichemical intermediates, high-purity caustic
                                                 potash, potassium carbonate and chlorine

Ninghai County, Zhejiang Province, China (25%    Production of antioxidants and polymer
 joint venture with Ninghai County Jinhai        intermediates
 Chemical and Industry Company Limited)

Takaishi City, Osaka, Japan (50% joint venture   Production of aluminum alkyls
 with Mitsui Chemicals, Inc.)

Feluy, Belgium (Leased by Amoco in 1996 under a  Production of aluminum alkyls
 99-year lease but operated for the Company)

--------------------------------------------------------------------------------

  The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 2001. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

Certain Agreements Between Albemarle and Ethyl
----------------------------------------------
Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements or por-tions thereof were transferred to Amoco as part of the Olefins Business sale. In addition, Albemarle and Ethyl entered into agreements (Ethyl has extended the agreements through February 28, 2014) dated as of February 28, 1994 provid-ing for the blending by Albemarle for Ethyl of certain products and the produc-tion of others at the Company's Orangeburg, South Carolina, plant.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

Certain Agreements Between Albemarle and MEMC Pasadena, Inc. ("MEMC")
---------------------------------------------------------------------
Albemarle and MEMC entered into agreements, dated as of July 31, 1995, and sub-sequently revised effective May 31, 1997, pursuant to which Albemarle currently provides support services to MEMC at its Pasadena, Texas, plant which consists of facilities for the production of electronic materials products. Effective May 31, 1997, Albemarle supplies certain utilities and services to the MEMC Pasadena plant site pursuant to a utilities and services agreement (the "Utili-ties and Services Agreement"). All of the utilities and services are supplied at Albemarle's cost plus a percentage fee. Albemarle furnishes certain utili-ties and services for a minimum of five years from the effective date (May 31, 1997) of the Utilities and Services Agreement, subject to the right of MEMC to terminate any one or more utilities or services on twelve months' notice. Albemarle will make available to MEMC certain other utilities and services for the duration of MEMC's lease of the property upon which the MEMC Pasadena plant site is located.

Certain Agreements Between Albemarle and Amoco
----------------------------------------------
Albemarle and Amoco entered into agreements, dated as of March 1, 1996, pursu-ant to which the Company provides operating and support services, certain util-ities and products to Amoco, and Amoco provides operating and support services, certain utilities and products to Albemarle.

Pasadena, Texas Agreements
--------------------------
After the Company's sale of the Olefins Business to Amoco on March 1, 1996, Amoco owns and operates the linear alpha olefins and synthetic alcohols facili-ties ("Amoco Pasadena plant"). Albemarle owns and operates all remaining Albemarle plants ("Albemarle Pasadena plant"). As a result of the sale, Albemarle supplies to Amoco certain utilities utilized by Amoco at the Amoco Pasadena plant and Amoco supplies to Albemarle certain utilities utilized by Albemarle at the Albemarle Pasadena plant. Virtually all of the utilities, services and products supplied by Albemarle to Amoco and by Amoco to Albemarle in Pasadena, Texas, are supplied at the provider's cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle to Amoco and by Amoco to Albemarle have an initial term of 10 years, with an automatic ex-tension for an additional 10-year term, unless terminated by either party at the end of the initial term upon two years notice.
  With respect to products supplied by Albemarle to Amoco, and conversely Amoco to Albemarle, each may terminate the supply of such product to the other on 180 days notice.

Feluy, Belgium Agreements
-------------------------
After the sale, Amoco possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefin facili-ties. In addition, Amoco possesses (under the same lease) and operates the alu-minum alkyls facilities exclusively for Albemarle (term: 10 years--Albemarle has the right to extend for one additional 10-year term). Albemarle supplies aluminum alkyl products to Amoco for use in the linear alpha olefins facility (term: 10 years--Amoco has the right to extend for one additional 10-year term). The services and products supplied by Albemarle to Amoco and by Amoco to Albemarle are at the provider's cost plus a percentage fee.

ITEM 3. Legal Proceedings
-------------------------
The Company and its subsidiaries are involved from time to time in legal pro-ceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.
  While it is not possible to predict or determine the outcome of the proceed-ings presently pending, in the Company's opinion they will not result ulti-mately in any liability that is likely to have a material adverse effect upon the results of operations or financial condition of the Company and its subsid-iaries on a consolidated basis.
  In early January 1999, the U.S. Environmental Protection Agency ("EPA"), Re-gion 6, issued an administrative complaint under section 113 of the Clean Air Act, alleging violations of EPA's rule regarding leaks and repairs of appli-ances containing hydrochlorofluorocarbons. EPA proposed a civil penalty of $162,000. Although the Company vigorously contested the complaint, it negoti-ated a settlement and paid a civil penalty of $9,000 in May, 2000.

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
NONE.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries


--------------------------------------------------------------------------------
PART II
-------

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------
The Company's common stock is traded on the New York Stock Exchange under the symbol ALB. The market price highs and lows (per the New York Stock Exchange) by quarters for the years 2000 and 1999 are listed below:

                           2000                                             1999
--------------------------------------------------------------------------------------------------
Quarter            High                     Low                     High                     Low
--------------------------------------------------------------------------------------------------
First            21 1/8                   14 9/16                 25 5/16                  18 7/8
Second           23 11/16                 18 3/4                  24 5/16                  19 5/16
Third            26 1/8                   18 1/2                  23 1/8                   16 5/8
Fourth           25 11/16                 18 5/8                  19 15/16                 17 3/16
--------------------------------------------------------------------------------------------------

  There were 45,823,743 shares of common stock held by 6,101 shareholders of record as of December 31, 2000.
  On February 23, 2000, the Company's Board of Directors increased the quar-terly dividend rate by 10%, from $.10 per share to $.11 per share, payable April 1, 2000. On October 25, 2000, the Board of Directors increased the quar-terly dividend rate an additional 18%, from $.11 per share to $.13 per share, payable January 1, 2001.
  During 1999, the quarterly dividend rate was $.10 per share or $.40 per share on an annual basis. The Company's Board of Directors increased the quarterly dividend rate, on November 20, 1998, by 11%, from $.09 to $.10 per share pay-able January 1, 1999.
  Shareholders' equity per share at December 31, 2000, was $12.20, up 15% from $10.62 at December 31, 1999. Shareholders' equity per share at December 31, 1999, of $10.62 was up 11% from $9.61 at December 31, 1998.

ITEM 6. Selected Financial Data
-------------------------------
The information for the five years ended December 31, 2000, is contained in the "Five-Year Summary" included in Part IV, Item 14, Exhibit 99 on page 40.

ITEM 7. Management's Discussion and Analysis Of Financial Condition and Results
-------------------------------------------------------------------------------
Of Operations
-------------
The following financial data and discussion provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 2000, 1999 and 1998. In addition, a discussion of con-solidated financial condition and sources of additional capital is included un-der a separate heading, "Financial Condition and Liquidity" on page 12.

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

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
Results of Operations
Net sales by operating segments for the three years ended December 31, are as follows:

(In Thousands)
---------------------------------------------
Net Sales            2000     1999     1998
---------------------------------------------
Polymer Chemicals  $500,899 $449,156 $417,998
Fine Chemicals      416,650  396,769  402,864
---------------------------------------------
Segment totals     $917,549 $845,925 $820,862
=============================================

Net Sales
---------
Net sales for 2000 amounted to $917.5 million, up $71.6 million (8.5%), from $845.9 million in 1999. Polymer Chemicals' net sales were up $51.7 million (11.5%), primarily due to higher shipments ($68.1 million) partially offset by lower pricing ($15.8 million) in flame retardants. Fine Chemicals' net sales were up $19.9 million (5.0%), primarily due to higher shipments ($33.5 million) partially offset by lower pricing ($13.1 million) in performance chemicals and pharmachemicals.
  Net sales for 1999 of $845.9 million were up $25.0 million (3.2%) from $820.9 million in 1998. Polymer Chemicals' net sales were up $31.2 million (7.4%), due to higher shipments ($55.9 million) partially offset by unfavorable pricing ($24.8 million) in flame retardants and catalysts and additives. Fine Chemi-cals' net sales were down $6.1 million (1.5%), primarily due to lower shipments ($5.0 million) and unfavorable pricing ($5.2 million) in pharmachemicals and agrichemicals partially offset by higher shipments ($16.1 million) net of unfa-vorable pricing ($12.0 million) in performance chemicals. Performance chemicals primarily benefited from higher shipments ($23.4 million) net of unfavorable pricing ($11.6 million) in bromine and derivatives and surface actives, offset, in part, by lower shipments and unfavorable pricing in potassium and chlorine chemicals ($4.2 million) and lower sales of non-manufactured products in the Asia Pacific region ($3.5 million).

Operating Costs and Expenses
----------------------------
Cost of goods sold in 2000 increased $57.1 million (9.7%), from 1999, primarily due to operating costs associated with increased shipments over 1999, higher raw material and energy costs and the unfavorable effects of foreign exchange transaction losses of approximately $0.8 million in 2000 versus foreign ex-change transaction gains of approximately $6.0 million in 1999, offset, in part, by improved plant utilization in some flame retardant businesses, and lower employee-related costs in 2000 resulting from workforce reductions which occurred during 1999, with the result that the gross profit margin decreased to 29.6% in 2000 from 30.4% in 1999. Overall, Albemarle's average 2000 raw mate-rial costs were significantly higher than 1999. 2000 energy costs were signifi-cantly higher than 1999 due primarily to higher natural gas pricing.
  Cost of goods sold in 1999 increased $21.3 million (4.0%) from 1998, primar-ily due to operating costs associated with increased shipments over 1998, new product development costs including the startup costs incurred for our new six-sigma SAYTEX(R) CP-2000 flame retardant (tetrabromobisphenol-A) plant ("CP-2000 flame retardant") in Magnolia, Arkansas, and the write off of certain excess flame retardant plant assets ($7.7 million) offset, in part, by the favorable effects of foreign exchange transaction gains of approximately $6.0 million in 1999 versus foreign exchange transaction losses of approximately $3.0 million in 1998, with the result that the gross profit margin decreased to 30.4% in 1999 from 30.9% in 1998. Overall, Albemarle's average 1999 raw material costs were lower than 1998 but most of the favorable raw material prices were real-ized during the first half of the year when commodity markets were very low. 1999 energy costs were just above 1998 levels due primarily to higher natural gas pricing.
  Selling, general and administrative expenses, combined with research and de-velopment expenses ("SG&A") in 2000 decreased $2.7 million (2.0%), from 1999 due primarily to lower employee-related costs in 2000 resulting from workforce reductions which occurred during 1999 and lower outside research and develop-ment contracted services in 2000, offset, in part, by higher incentive award costs accrued in 2000 attributable to the Company's improved performance in 2000 versus 1999 and by higher consulting costs. The 2000 decrease in SG&A com-pares to an increase of $4.3 million (3.4%) in 1999 from 1998, due primarily to higher research and development core technology charges and higher consulting costs and professional fees, offset in part by lower employee related costs in 1999. As a percentage of net sales, SG&A were 14.1% in 2000 versus 15.6% in 1999 and 1998.

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
Operating Profit
----------------
Operating profit by operating segments for the three years ended December 31, are as follows:

(In Thousands)
----------------------------------------------------------
Operating Profit                2000      1999      1998
----------------------------------------------------------
Polymer Chemicals             $103,817  $ 73,083  $ 76,608
Fine Chemicals                  70,736    60,187    69,619
Corporate and other expenses   (24,391)  (19,144) (20,512)
----------------------------------------------------------
Totals                        $150,162  $114,126  $125,715
==========================================================

  The Company's operating profit in 2000, including special items consisting of a one-time $15.0 million noncash pension settlement gain ("pension settlement gain") and a 2000 workforce reduction charge of $6.9 million, increased $36.0 million (31.6%) from 1999 primarily due to higher net sales. The operating profit increase in 2000 versus 1999 was also impacted by the write off of cer-tain excess flame retardant plant assets ($7.7 million) in the 1999 period as well as the unfavorable effects of foreign exchange of $6.8 million in 2000 versus 1999. Albemarle's average 2000 raw material costs were significantly higher than 1999. 2000 energy costs were also significantly higher than 1999 due primarily to higher natural gas pricing. SG&A decreased $2.7 million (2.0%) in 2000 versus the 1999 period due primarily to lower employee related costs resulting from workforce reductions effected during 1999 and lower research and development core technology charges in 2000, offset, in part, by higher incen-tive award costs accrued in 2000 attributable to the Company's improved perfor-mance in 2000 versus 1999 and by higher consulting costs.
  Polymer Chemicals' operating results, including allocations of $5.5 million relating to the pension settlement gain and a $3.1 million 2000 workforce-reduction charge, increased $30.7 million (42.1%) primarily due to higher ship-ments and improved plant utilization in flame retardants and lower research and development core technology charges, offset, in part, by higher raw material and energy costs, lower sales prices ($16.8 million) and the unfavorable ef-fects of foreign exchange ($4.5 million) in 2000 versus 1999. The improvement in Polymer Chemicals' operating profit in 2000 versus 1999 was also impacted by the write off of certain excess flame retardant plant assets ($7.7 million) in the 1999 period.
  Fine Chemicals' operating results, including allocations of $5.7 million re-lating to the pension settlement gain and a $3.1 million 2000 workforce-reduc-tion charge, increased $10.5 million (17.5%) primarily due to higher shipments in performance chemicals and pharmachemicals and lower research and development core technology charges, offset, in part, by higher raw material and energy costs, lower sales prices ($8.4 million) and the unfavorable effects of foreign exchange ($4.2 million) in 2000 versus 1999.
  Corporate and other expenses increased $5.2 million in 2000 versus 1999, pri-marily due to higher incentive award costs accrued in 2000 attributable to the Company's improved performance in 2000 versus 1999, higher consulting costs, and a $.7 million workforce-reduction charge in 2000, offset, in part, by the allocation of $3.8 million related to the pension settlement gain.
  The Company's operating profit in 1999, including special workforce reduction charges of $10.7 million, decreased $11.6 million, or 9.2%, from 1998. Operat-ing profit also was affected by higher new product development costs including the startup costs incurred for a new CP-2000 flame retardant plant, and the write off of certain excess flame retardant plant assets ($7.7 million), off-set, in part, by the favorable effects of foreign exchange in 1999 versus 1998. Albemarle's average 1999 raw material costs were lower than 1998, but most of the favorable raw material prices were realized during the first half of the year when commodity markets were very low. 1999 energy costs were just above 1998 levels due primarily to higher natural gas pricing. SG&A increased $4.6 million (3.4%) in 1999 from 1998 due primarily to higher research and develop-ment core technology charges and higher consulting costs and professional fees, offset, in part, by lower employee related costs in 1999.
  Polymer Chemicals' operating results decreased $3.5 million (4.6%) due to workforce-reduction charges of $4.6 million related to the segment businesses, offset however, by the favorable effects of foreign exchange in 1999 versus the 1998 period. Polymer Chemicals' operating results also were impacted by flame retardant shipments that were up over 1998 despite pricing pressure in the business. The increased revenue in flame retardants was more than offset by higher operating costs in 1999 over 1998 due to new product development costs including the startup costs incurred for a CP-2000 flame retardant plant and the write off of certain excess flame retardant plant assets ($7.7 million). Polymer Chemicals' also were impacted by higher shipments in catalysts and ad-ditives, offset, in part, by pricing pressures in the businesses.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
  Fine Chemicals' operating results decreased $9.4 million (13.5%) primarily due to lower shipments and product mix in agrichemicals. Pharmachemicals (ibuprofen) and potassium and chlorine chemicals operating results were af-fected by lower shipments and lower prices, offset, in part, by higher ship-ments net of lower prices in bromine and derivatives and surface actives. Fine Chemicals operating results were also impacted due to workforce-reduction charges of $4.7 million related to the segment businesses, offset however, by the favorable effects of foreign exchange in 1999 versus the 1998 period.
  Corporate and other expenses decreased $1.4 million in 1999 versus 1998, pri-marily due to lower employee- related costs, offset, in part, by workforce re-duction charges of $1.4 million in 1999. (See Note 16, "Operating Segments and Geographic Area Information" of the notes to the consolidated financial state-ments in Item 8 on page 33.)

Interest and Financing Expenses and Other Income
------------------------------------------------
Interest and financing expenses in 2000 decreased $2.4 million from 1999 and increased $3.9 million in 1999 from 1998 reflecting lower average debt out-standing partially offset by a higher interest rate in 2000 whereas there was higher average debt outstanding in 1999 as compared to 1998. Other income, net, increased to $3.3 million in 2000 from $.9 million in 1999, due primarily to earnings from investments (See Note 1, "Summary of Significant Accounting Poli-cies--Investments" of the notes to the consolidated financial statements in
Item 8 on page 20.) Other income, net, decreased to $.9 million in 1999 from $1.6 million in 1998, due primarily to lower interest income.

Gain on Sale of Investment
--------------------------
In May 1999, the Company sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, that were acquired in March 1999, as part of its friendly tender offer for Albright & Wilson, to ISPG, Plc, the competing bidder, for an aggregate consideration of $157.6 million, resulting in a gain of $22.1 million ($14.4 million after in-come taxes or 30 cents per share on a diluted basis), net of transaction ex-penses. The net proceeds from the sale of the common shares were primarily used to pay down debt under the Company's existing Credit Agreement.

Income Taxes
------------
Income taxes in 2000 increased $5.8 million (14.6%) compared to 1999 and in 1999 increased $1.8 million (4.8%) compared to 1998 due primarily to higher pre-tax income in both periods. The effective tax rate for 2000 was 31% which was unchanged from 1999 and 1998.
  See Note 12, "Income Taxes" of the notes to the consolidated financial state-ments in Item 8 on pages 30 and 31 for details of changes in effective income tax rates.

2001 Outlook
------------
We expect 2001 to be a good year for Albemarle, hopefully up from the record 2000 levels. Whether this can be realized, will become more obvious during the early part of the year, as we obtain customers' feedback on the strength of their markets and what the economy has in store for all of us. Our belief is that the second half of 2001 will be stronger than the first half, as we and the rest of industry spend the early part of the year sorting out critical is-sues around energy, raw materials, currencies and consumer expectations that drive our customers' requirements. This expectation for 2001 is pretty much the opposite of 2000, where the first half was the strongest. We expect to start out 2001 about where we ended 2000. We expect to continue to benefit from our cost reduction efforts with the savings realized through 2000 now enhanced and continuing into 2001. With some success in our pricing strategies dependent on the strength of the economy, we expect to see sales growth up in the mid-single digits in 2001.
  In 2000, Polymer Chemicals experienced an outstanding year. Our flame retard-ants business was especially strong through mid-December, when a combination of weather-related outages at our plant and a drop-off of orders from certain of our customers occurred. We anticipated that the unprecedented rate of growth we had over the past year was not sustainable in the long term due to the eventual slowing down of the electronics markets that use our products. We believe that growth rates in 2001 will revert to something closer to the flame retardant in-dustry historic growth rates of 7-8%. We will continue our effort to find prod-uct line extensions, particularly those in non-halogen flame retardants. Our catalysts and additives businesses were negatively impacted in late 2000 by a slowing polyolefins market as well as some key customer plant disruptions. Re-sumption of strength in these end markets is not expected until the second half of 2001. The single site catalyst business opportunity that we and our polymer customers are still very optimistic about, represents an upside potential as we move into 2001 and beyond.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
  Fine Chemicals ended year 2000 with a good head of steam. Going into the first quarter of 2001, we have a strong backlog of orders in pharmachemicals, oil field chemicals, and agrichemicals. We expect to see lower zeolite sales in 2001 from the continuing replacement in the marketplace of powdered detergents that use our zeolite products by detergent liquids and from the entry of a new zeolite competitor in North America. Looking at our existing Fine Chemical businesses, we believe we can hold our organic sales for the year steady around the $400 million level, with growth from our new products in performance chemi-cals as well as our continued expansion in agrichemicals and pharmachemicals we can offset the effect of the shift in our zeolite business. In addition, we hope for the potential of sales growth from acquisitions, if and as they occur.

Financial Condition and Liquidity
---------------------------------
Cash and cash equivalents at December 31, 2000 were $19.3 million, which repre-sents a decrease of $29.3 million from $48.6 million at year-end 1999.
  Cash provided from operating activities was $155.1 million which together with $29.3 million of existing cash and equivalents and $19.8 million of pro-ceeds from borrowings were used to cover operating activities in 2000, includ-ing an increase in working capital of $7.7 million (excluding foreign currency translation), repay $79.5 million of long-term debt, fund capital expenditures, acquire the Ferro Corporation's PYRO-CHEK(R) Flame Retardant business, pay quarterly dividends to common shareholders and purchase 574,091 shares of the Company's common stock for $9.8 million.
  Cash and cash equivalents at December 31, 1999 were $48.6 million, which rep-resents an increase of $27.4 million from $21.2 million at year-end 1998.
  Cash provided from operating activities was $164.3 million, which together with $157.5 million of proceeds from the sale of an investment in Albright & Wilson stock and $135.1 million of proceeds from borrowings were primarily used to cover operating activities in 1999, [net of a decrease in working capital excluding foreign currency translation of $25.2 million (mainly increased ac-counts payable and lower inventories)], repay $169.8 million of long-term debt, purchase 58,394,049 shares of Albright & Wilson common stock totaling $135.5 million, fund capital expenditures, pay quarterly dividends to common share-holders and purchase 857,400 shares of the Company's common stock for $15.5 million.
  The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obliga-tions, dividend payments to common shareholders and to fund its capital expen-ditures.
  The noncurrent portion of the Company's long-term debt amounted to $97.7 mil-lion at December 31, 2000, compared to $159.0 million at the end of 1999. The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2000, was approximately 14.9%. (See
Note 8, "Long-Term Debt" of the notes to the consolidated financial statements in Item 8 on pages 24 and 25 for details of the Company's long-term borrowings.)
  The Company, at December 31, 2000, had the flexibility to borrow up to a to-tal of $500 million ($55 million outstanding at December 31, 2000) under its Competitive Advance and Revolving Credit Facility Agreement ("Credit Agree-ment").
  The Credit Agreement contains certain covenants typical for a credit agree-ment of its size and nature, including financial covenants requiring the Com-pany to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The amount and timing of any borrowings will depend on the Company's specific cash requirements.
  The Company's foreign currency translation adjustments, net of related de-ferred taxes, included in accumulated other comprehensive (loss) income in the consolidated statement of changes in shareholders' equity on page 26 at Decem-ber 31, 2000, increased from December 31, 1999, primarily due to the weakening of foreign currencies against the U.S. dollar.
  Capital expenditures in 2000 of $52.2 million were lower than the 1999 level of $77.6 million. The Company's capital spending program is expected to be in the $60-$70 million range over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be less than the current year. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional long-term debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where our know-how adds value.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

Environmental Matters
---------------------
The Company is subject to federal, state, local and foreign requirements regu-lating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the dis-charge of materials into the environment and the protection of the environment. To the Company's knowledge, it is currently complying with and expects to con-tinue to comply in all material respects with existing environmental laws, reg-ulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future amaterial effect on earnings or the competitive position of Albemarle.
  Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be desig-nated as a potentially responsible party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Manage-ment believes that in most cases, the Company's participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled by the Company or its predecessor company. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further lia-bility as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures should be im-material. The Company accrues and expenses its proportionate share of PRP costs. Because management has been actively involved in evaluating environmen-tal matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.
  The Company's environmental and safety operating costs charged to expense were approximately $12.2 million in 2000 versus approximately $13.6 million in 1999 and $14.6 million in 1998, excluding depreciation of previous capital ex-penditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2000, totaled ap-proximately $11.5 million. There is a reasonable possibility that future remediation costs in excess of amounts already recorded could be up to $10.6 million before income taxes. However, the Company believes that most of the amount it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or re-sults of operations, but could have a material adverse impact in a particular quarterly reporting period.
  Capital expenditures for pollution-abatement and safety projects for the Com-pany, including such costs that are included in other projects, were approxi-mately $4.2 million, $4.0 million and $8.5 million in 2000, 1999 and 1998, re-spectively. For each of the next few years, capital expenditures for these types of projects are likely to be less than the current year expenditures. Management's estimates of the effects of compliance with governmental pollu-tion-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or adminis-trative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

New Accounting Pronouncements
-----------------------------
In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101--"Revenue Recognition in the Financial Statements" ("SAB 101"). SAB 101 provides guidance for revenue recognition issues, several of which are common within the industry. The Company adopted the guidance pro-vided in SAB 101 which did not have a material effect on the financial position or results of operations in 2000.
  In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative In-struments and Hedging Activities--an amendment of FASB No. 133", which estab-lished accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging ac-tivities. It requires that an entity recognize all derivatives as assets or li-abilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company adopted SFAS No. 133. The Company's transition adjustment and related cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of SFAS No. 133, the Company elected not to uti-lize hedge accounting. Consequently, changes in the fair value of derivatives will be recognized in the Company's statement of operations.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
In the normal course of operations, the Company is exposed to changes in finan-cial market conditions due to the denomination of its business transactions in diverse foreign currencies and the Company's ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company has established poli-cies, procedures and internal processes governing its management of uncertain market conditions, and uses both operational and financial market actions in its risk management activities, which include the use of derivative instru-ments. The Company does not use derivative instruments for trading purposes.
The Company only enters into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risks in a man-ner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.
  Short-term exposures to changing foreign currency exchange rates are primar-ily due to operating cash flows denominated in foreign currencies. The Company covers certain known and anticipated operating exposures by using forward con-tracts.
  The primary currencies for which the Company has foreign currency exchange rate exposure are the euro and the currencies of countries included in the Eu-ropean Monetary Union, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, the Company has increased the degree of risk management activities to minimize their impact on earnings of future periods.
  The Company's financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net lia-bility position of $0.1 million at December 31, 2000. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2000, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $0.3 million in the fair value of foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against foreign cur-rencies would result in a decrease of $0.3 million in the fair value of foreign currency exchange hedging contracts.
  The sensitivity in fair value of the foreign currency hedge portfolio repre-sents changes in fair values estimated based on market conditions as of Decem-ber 31, 2000, without reflecting the effects of underlying anticipated transac-tions.
  When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

ITEM 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

(In Thousands of Dollars Except Share Data)
-----------------------------------------------------------------------------
December 31                                              2000        1999
-----------------------------------------------------------------------------

Assets
Current assets:
 Cash and cash equivalents                            $   19,300  $   48,621
  Accounts receivable, less allowance for doubtful
   accounts (2000-$2,119; 1999-$2,609)                   174,297     155,140
 Inventories:
  Finished goods                                          79,143      82,415
  Raw materials                                           10,804      10,889
  Stores, supplies and other                              17,471      17,512
                                                      ----------  ----------
                                                         107,418     110,816
 Deferred income taxes and prepaid expenses               14,139      18,022
-----------------------------------------------------------------------------
  Total current assets                                   315,154     332,599
-----------------------------------------------------------------------------
Property, plant and equipment, at cost                 1,326,534   1,287,507
 Less accumulated depreciation and amortization          836,460     792,122
-----------------------------------------------------------------------------
 Net property, plant and equipment                       490,074     495,385
-----------------------------------------------------------------------------
Prepaid pension assets                                   111,537      83,111
Other assets and deferred charges                         42,583      25,102
Goodwill and other intangibles net of amortization        22,455      17,897
-----------------------------------------------------------------------------
  Total assets                                        $  981,803  $  954,094
=============================================================================

Liabilities And Shareholders' Equity
Current liabilities:
 Accounts payable                                     $   72,296  $   61,386
 Long-term debt, current portion                             299         779
 Accrued expenses                                         56,932      50,505
 Dividends payable                                         5,956       4,635
 Income taxes payable                                      6,633      14,048
-----------------------------------------------------------------------------
  Total current liabilities                              142,116     131,353
-----------------------------------------------------------------------------
Long-term debt                                            97,681     158,981
Other noncurrent liabilities                              83,496      81,185
Deferred income taxes                                     99,603      92,011
Shareholders' equity:
 Common stock, $.01 par value (authorized 150,000,000
  shares)
  issued and outstanding--45,823,743 in 2000 and
  46,199,639 in 1999                                         458         462
 Additional paid-in capital                               57,223      63,904
 Accumulated other comprehensive loss                    (14,688)     (9,013)
 Retained earnings                                       515,914     435,211
-----------------------------------------------------------------------------
  Total shareholders' equity                             558,907     490,564
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity            $  981,803  $  954,094

================================================================================

        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

(In Thousands Except Per-Share Amounts)
------------------------------------------------------------------------------
Years Ended December 31                            2000      1999      1998
------------------------------------------------------------------------------

Net sales                                        $917,549  $845,925  $820,862
Cost of goods sold                                646,086   588,983   567,350
------------------------------------------------------------------------------
 Gross profit                                     271,463   256,942   253,512
Special items                                      (8,134)   10,692       --
Selling, general and administrative expenses      103,234    97,836    98,142
Research and development expenses                  26,201    34,288    29,655
------------------------------------------------------------------------------
 Operating profit                                 150,162   114,126   125,715
Interest and financing expenses                    (5,998)   (8,379)   (4,487)
Gain on sale of investment
 in Albright & Wilson stock, net                      --     22,054       --
Other income, net                                   3,337       937     1,570
------------------------------------------------------------------------------
Income before income taxes                        147,501   128,738   122,798
Income taxes                                       45,725    39,909    38,066
------------------------------------------------------------------------------
Net income                                       $101,776  $ 88,829  $ 84,732
==============================================================================
Basic earnings per share                         $   2.22  $   1.89  $   1.64
Shares used to compute basic earnings per share    45,882    46,889    51,558
==============================================================================
Diluted earnings per share                       $   2.18  $   1.87  $   1.63
Shares used to compute diluted earnings per
 share                                             46,606    47,513    52,136
==============================================================================
Cash dividends declared per share of common
 stock                                           $    .46  $    .40  $    .37

================================================================================

        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

(In Thousands of Dollars Except Share Data)
-------------------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                                Other                Total
                                                Common Stock     Additional Comprehensive            Share-
                                             -------------------  Paid-in      (Loss)     Retained  holders'
                                               Shares    Amounts  Capital      Income     Earnings   Equity
-------------------------------------------------------------------------------------------------------------

Balance at January 1, 1998                   53,886,802   $539    $218,841    $ (1,445)   $299,401  $517,336
-------------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income for 1998                                                                        84,732    84,732
 Foreign currency translation
  (net of deferred taxes of $5,380)                                              8,805                 8,805
                                                                                                    --------
 Total comprehensive income                                                                           93,537
Cash dividends declared for 1998                                                           (19,020)  (19,020)
Exercise of stock options                        34,222                419                               419
Shares purchased and retired                 (6,912,741)   (69)   (140,536)                         (140,605)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 47,008,283    470      78,724       7,360     365,113   451,667
-------------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income for 1999                                                                        88,829    88,829
 Foreign currency translation
  (net of deferred tax benefit of $9,735)                                      (16,555)              (16,555)
 Other (net of deferred taxes of $104)                                             182                   182
                                                                                                    --------
 Total comprehensive income                                                                           72,456
Cash dividends declared for 1999                                                           (18,731)  (18,731)
Exercise of stock options and SARs               48,756                646                               646
Shares purchased and retired                   (857,400)    (8)    (15,466)                          (15,474)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 46,199,639    462      63,904      (9,013)    435,211   490,564
-------------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income for 2000                                                                       101,776   101,776
 Foreign currency translation
  (net of deferred tax benefit of
  $3,803)                                                                       (6,680)               (6,680)
 Other (net of deferred taxes of $573)                                           1,005                 1,005
                                                                                                    --------
 Total comprehensive income                                                                           96,101
Cash dividends declared for 2000                                                           (21,073)  (21,073)
Exercise of stock options and SARs              132,045      1       2,060                             2,061
Shares purchased and retired                   (574,091)    (5)     (9,793)                           (9,798)
Issuance of restricted stock                     66,150              1,052                             1,052
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 45,823,743   $458    $ 57,223    $(14,688)   $515,914  $558,907

================================================================================

        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

(In Thousands of Dollars)
---------------------------------------------------------------------------------
Years Ended December 31                             2000      1999       1998
---------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year    $ 48,621  $  21,180  $  34,322
---------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                        101,776     88,829     84,732
 Adjustments to reconcile net income to cash flows from
  operating activities:
  Depreciation and amortization                     73,750     75,750     75,012
  Noncash pension settlement gain                  (14,990)       --         --
  Deferred income taxes                             13,405     (2,887)     7,730
  Gain on sale of investment in Albright & Wilson
   stock, net                                          --     (22,054)       --
  Write off of plant facilities                        --       7,706        --
  Increase in prepaid pension assets               (13,436)    (9,714)   (12,044)
  Change in assets and liabilities, net of effects of the
   purchase of businesses:
   (Increase) decrease in accounts receivable      (22,759)   (10,775)    14,528
   Decrease (increase) in inventories                3,423     12,548    (31,557)
   Increase (decrease) in accounts payable          11,215     18,503     (7,008)
   Increase in accrued expenses and income taxes       445      4,963        399
  Other, net                                         2,238      1,428      6,062
---------------------------------------------------------------------------------
   Net cash provided from operating activities     155,067    164,297    137,854
---------------------------------------------------------------------------------
Cash flows from investing activities:
 Capital expenditures                              (52,248)   (77,569)   (76,747)
 Acquisition of businesses                         (35,006)       --     (15,229)
 Investments in joint ventures and nonmarketable
  securities                                       (10,733)    (7,791)       --
 Cost of securities available for sale                 --    (135,462)       --
 Proceeds from sale of securities available for
  sale                                                 --     157,516        --
 Other, net                                            800     (2,562)     2,213
---------------------------------------------------------------------------------
   Net cash used in investing activities           (97,187)   (65,868)   (89,763)
---------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayments of long-term debt                      (79,492)  (169,758)   (11,652)
 Dividends paid                                    (19,752)   (18,797)   (19,271)
 Purchases of common stock                          (9,798)   (15,474)  (140,605)
 Proceeds from borrowings                           19,786    135,060    110,516
 Proceeds from exercise of stock options             1,313        646        419
---------------------------------------------------------------------------------
   Net cash used in financing activities           (87,943)   (68,323)   (60,593)
---------------------------------------------------------------------------------
Net effect of foreign exchange on cash and cash
 equivalents                                           742     (2,665)      (640)
---------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents   (29,321)    27,441    (13,142)
---------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $ 19,300  $  48,621  $  21,180

================================================================================

        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 1--Summary of Significant Accounting Policies:
---------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its wholly-owned subsidiaries ("the Company" or "Albemarle"). The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments be-tween 20% and 50%. All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates and Reclassifications
-------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the finan-cial statements. Actual results could differ from those estimates.
  Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

Revenue Recognition
-------------------
Sales revenue is recognized when (1) ownership and all rewards and risks of loss have been transferred to the buyer, (2) the price is fixed and determin-able and (3) collectibility is reasonably assured. Revenue from services is recognized when costs of providing services are incurred.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents in the accompanying consolidated financial statements consist of cash and time deposits of the Company. Time deposits of 90 days or less are stated at cost, which approximates market value.

Inventories
-----------
Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out ("LIFO") basis for substantially all domestic invento-ries except stores and supplies, and on either the weighted-average or first-in, first-out cost basis for other inventories. Cost elements included in fin-ished goods inventories are raw materials, direct labor and manufacturing over-head. Raw materials include purchase and delivery costs. Stores and supplies include purchase costs.

Property, Plant and Equipment
-----------------------------
Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as in-curred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
  The Company evaluates historical and expected undiscounted operating cash flows of the related business units or fair value of property, plant and equip-ment to determine the future recoverability of any property, plant and equip-ment recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded property, plant and equipment is reevaluated on the same basis at the end of each ac-counting period whenever any significant permanent changes in business or cir-cumstances have occurred which might impair recovery.
  During 1999, the Company recorded asset write-downs of approximately $7,706 in connection with its ongoing review of its Polymer Chemicals operating seg-ment. These charges were recorded as a component of cost of goods sold in the Company's statement of operations and are described in detail as follows. Dur-ing the fourth quarter of 1999, $2,925 of deferred engineering costs, incurred in connection with the planned construction of a flame-retardant plant, were written off. The write-off was required when it was decided not to proceed with the proposed plant. The assets were written-off as the fair value of these as-sets were deemed to be zero. During the third quarter of 1999, the remaining net book value of certain flame retardant production assets, totaling $2,381, were taken out of service and written off due to the earlier than anticipated start-up of new replacement production assets. During the second quarter of 1999, the remaining net book value of certain flame retardant production as-sets, totaling $2,400, were idled and written off due to changes in customer demand for the flame-retardant product and a determination that the assets had a fair value of zero.
  The costs of brine wells, leases and royalty interests are primarily amor-tized over the estimated average life of the well. On a yearly basis for all wells, this approximates a unit-of-production method based upon estimated re-serves and production volumes.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


Investments
-----------
The Company's investments in joint ventures and nonmarketable securities amounted to $26,416 and $14,396 at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company's equity interest in 7 joint ventures and 5 nonmarketable securities amounted to $18,101 and $8,315, respectively. The Company's investment in any single investee is less than $6,000 and is ac-counted for under the equity method. The Company's share of the investee's earnings (losses) included in the consolidated statement of operations as a component of other income, net totaled $1,339, ($1,017) and ($449) for the years ended December 31, 2000, 1999 and 1998, respectively.
  Investments in marketable securities at December 31, 2000 and 1999, are ac-counted for as available-for-sale securities, with changes in fair value in-cluded in "accumulated other comprehensive (loss) income" in the shareholders' equity section of the consolidated balance sheets. The aggregate fair value of these investments totaled $4,200 and $387 at December 31, 2000 and 1999, re-spectively. Net unrealized gains totaled $1,005 and $182 at December 31, 2000 and 1999, respectively.
  These investments are included in the balance sheet under the caption "Other assets and deferred charges".

Environmental Compliance and Remediation
----------------------------------------
Environmental compliance costs include the cost of purchasing and/or construct-ing assets to prevent, limit and/or control pollution or to monitor the envi-ronmental status at various locations. These costs are capitalized and depreci-ated based on estimated useful lives.
  Environmental compliance costs also include maintenance and operating costs with respect to pollution prevention and control facilities and other adminis-trative costs. Such operating costs are expensed as incurred.
  Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred.
  Remediation costs and post-remediation costs at facilities or off-plant dis-posal sites that relate to an existing condition caused by past operations are accrued as liabilities and expensed when such costs are reasonably estimated. The Company accrues for environmental remediation costs and post-remediation costs on an undiscounted basis at facilities or off-plant disposal sites that relate to existing conditions caused by past operations in the accounting pe-riod in which responsibility is established and when the related costs are es-timable. In developing these cost estimates, evaluation is given to currently available facts regarding each site, with consideration given to existing tech-nology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsi-ble parties and other factors, subject to uncertainties inherent in the estima-tion process. Additionally, these estimates are reviewed periodically, with ad-justments to the accruals recorded as necessary.

Goodwill and Other Intangibles
------------------------------
Goodwill and other intangibles consist principally of goodwill, product li-censes and patents. Goodwill amounted to $21,485 and $15,548 at December 31, 2000 and 1999, respectively, net of accumulated amortization and effects of foreign currency translation adjustments. Goodwill is being amortized on a straight-line basis over periods of 16 to 20 years. Intangible assets ($970 and $2,349 at December 31, 2000 and 1999, respectively, net of accumulated amorti-zation and effects of foreign currency translation adjustments) are amortized on a straight-line basis over periods from three to 17 years. Amortization of goodwill and other intangibles amounted to $2,694, $2,091 and $2,097 for 2000, 1999 and 1998, respectively.
  Accumulated amortization of goodwill and other intangibles was $19,580 and $16,886 at the end of 2000 and 1999, respectively. The Company evaluates his-torical and expected undiscounted operating cash flows of the related business units to determine the future recoverability of any goodwill recorded. For pur-poses of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases in-clude businesses on a worldwide basis. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant, per-manent changes in business or circumstances have occurred which might impair recovery.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


Research and Development Expenses
---------------------------------
The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred.

Pension Plans and Other Postretirement Benefits
-----------------------------------------------
Annual costs of pension plans are determined actuarially based on Financial Ac-counting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trust-ees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The policy of the Company is to fund post- retirement health benefits for retirees on a pay-as-you-go basis.

Employee Savings Plan
---------------------
Certain Company employees participate in the Albemarle-defined contribution 401(k) employee savings plan which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.
  The plan is funded with contributions by participants and the Company. The Company's contributions to the 401(k) approximated $4,860, $5,090 and $5,100 in 2000, 1999 and 1998, respectively.

Income Taxes
------------
The Company and its subsidiaries file consolidated U.S. Federal income tax re-turns and individual foreign income tax returns.
  Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. It is the Company's policy to record deferred income taxes on any undistributed earnings of foreign subsidi-aries that are not deemed to be, or are not intended to be, permanently rein-vested in those subsidiaries.
  In connection with the spin-off of Ethyl Corporation's ("Ethyl") olefins and derivatives, bromine chemicals, and specialty chemicals businesses ("the prede-cessor businesses") into Albemarle Corporation in 1994, the Company and Ethyl entered into a tax sharing agreement whereby Ethyl agreed to indemnify and hold harmless the Company against all taxes attributable to the predecessor busi-nesses prior to the spin-off, with the exception of certain of the Company's subsidiaries which remained responsible for their taxes.

Accumulated Other Comprehensive (Loss) Income
---------------------------------------------
SFAS No. 130 "Reporting Comprehensive Income," established rules for the re-porting of comprehensive income. Comprehensive income is defined as net income and other comprehensive income and is displayed in the shareholders' equity section of the consolidated balance sheets. The primary component of other com-prehensive income is the foreign currency translation adjustments of ($10,483), ($26,290) and $14,185 in 2000, 1999 and 1998, respectively, net of deferred in-come (tax benefits) taxes.

Foreign Currency Translation
----------------------------
The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the cur-rent exchange rate in effect at the balance sheet dates, while income and ex-penses were translated at average rates for the periods presented. Translation adjustments have no effect on net income. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in (losses) gains of ($798), $6,034 and ($3,023) in 2000, 1999 and 1998, respec-
tively. Foreign currency transaction gains and losses herein are net of the foreign exchange gains and losses from financial instruments activity below.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


Financial Instruments
---------------------
The Company manages its foreign currency exposures by maintaining certain as-sets and liabilities in approximate balance and through the use of foreign ex-change contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The Company does not utilize financial instruments for trading or other speculative purpos-es. The counterparties to these contractual agreements are major financial in-stitutions with which the Company generally also has other financial relation-ships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonper-formance.
  The Company enters into forward currency exchange contracts, which typically expire within one year, in the regular course of business to assist in managing its exposure against foreign currency fluctuations on sales and intercompany transactions.
  While these hedging contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign cur-rency exposures being hedged. Gains and losses on forward contracts are recog-nized currently in income. The Company had outstanding forward exchange con-tracts at December 31, 2000, hedging Belgian francs receivables with a notional value totaling $2,691. The Company had outstanding forward exchange contracts at December 31, 1999, hedging Japanese yen receivables with a notional value totaling $10,623. For the years ended December 31, 2000, 1999 and 1998, the Company recognized gains (losses) of $447, ($1,001) and ($876), respectively, in income before income taxes on its forward exchange contracts.

Stock-Based Compensation
------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") en-courages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpreta-tions (See Note 9, "Capital Stock"). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an em-ployee must pay to acquire the stock.

New Accounting Pronouncements
-----------------------------
In December 1999 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101--"Revenue Recognition in the Financial Statements" ("SAB 101"). SAB 101 provides guidance for revenue recognition issues, several of which are common within the industry. The Company adopted the guidance pro-vided in SAB 101 which did not have a material effect on the financial position or results of operations in 2000.
  In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative In-struments and Hedging Activities--an amendment of FASB No. 133", which established accounting and reporting standards for derivative instruments, in-cluding certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as as-sets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company adopted SFAS No.
133. The Company's transition adjustment and related cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 will not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of SFAS No. 133, the Company elected not to utilize hedge accounting. Consequently, changes in the fair value of de-rivatives will be recognized in the Company's statement of operations.

NOTE 2--Supplemental Cash Flow Information:
------------------------------------------
Supplemental information for the consolidated statements of cash flows is as follows:

                                          2000    1999    1998
----------------------------------------------------------------
Cash paid during the year for:
 Income taxes                            $35,670 $31,285 $37,650
 Interest and financing expenses (net of
  capitalization)                          5,944   8,236   4,492
================================================================

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


NOTE 3--Earnings Per Share:
---------------------------
Basic and diluted earnings per share are calculated as follows:

                                                        2000    1999    1998
------------------------------------------------------------------------------
Basic earnings per share
Numerator:
Income available to stockholders, as reported         $101,776 $88,829 $84,732
------------------------------------------------------------------------------
Denominator:
Average number of shares of common stock outstanding    45,882  46,889  51,558
------------------------------------------------------------------------------
Basic earnings per share                              $   2.22 $  1.89 $  1.64
==============================================================================
Diluted earnings per share
Numerator:
Income available to stockholders, as reported         $101,776 $88,829 $84,732
------------------------------------------------------------------------------
Denominator:
Average number of shares of common stock outstanding    45,882  46,889  51,558
Shares issuable upon exercise of stock options             724     624     578
------------------------------------------------------------------------------
Total shares                                            46,606  47,513  52,136
------------------------------------------------------------------------------
Diluted earnings per share                            $   2.18 $  1.87 $  1.63
==============================================================================

NOTE 4--Inventories:
--------------------
Domestic inventories stated on the LIFO basis amounted to $64,068 and $53,145 at December 31, 2000 and 1999, respectively, which are below replacement cost by approximately $26,395 and $32,663, respectively. In 1999, the Company's do-mestic inventory declined resulting in the liquidation of a portion of 1998's LIFO layer which resulted in a reduction in earnings before income taxes of $639.

NOTE 5--Deferred Income Taxes and Prepaid Expenses:
---------------------------------------------------
Deferred income taxes and prepaid expenses consist of the following:

                                 2000    1999
-----------------------------------------------
Deferred income taxes--current  $10,410 $14,547
Prepaid expenses                  3,729   3,475
-----------------------------------------------
  Total                         $14,139 $18,022
===============================================

NOTE 6--Property, Plant and Equipment:
--------------------------------------
Property, plant and equipment, at cost, consists of the following:

                             2000       1999
-----------------------------------------------
Land                      $   19,063 $   18,913
Land improvements             30,376     31,367
Buildings                     87,133     89,469
Machinery and equipment    1,168,599  1,116,626
Construction in progress      21,363     31,132
-----------------------------------------------
 Total                    $1,326,534 $1,287,507
===============================================

  The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements--5 to 30 years; buildings--10 to 40 years; and machinery and equipment--3 to 25 years.
  Interest capitalized on significant capital projects in 2000, 1999 and 1998 was $1,192, $1,978 and $1,598, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2000, 1999 and 1998 was $1,495, $1,440 and $1,460, respectively.

NOTE 7--Accrued Expenses:
-------------------------
Accrued expenses consist of the following:

                                               2000    1999
-------------------------------------------------------------
Employee benefits, payroll and related taxes  $31,010 $24,548
Taxes other than income and payroll             7,426   6,298
Other                                          18,496  19,659
-------------------------------------------------------------
 Total                                        $56,932 $50,505
=============================================================

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


NOTE 8--Long-Term Debt:
-----------------------
Long-term debt consists of the following:

                                   2000     1999
--------------------------------------------------
Variable-rate bank loans          $70,000 $128,700
Industrial revenue bonds           11,000   11,000
Foreign borrowings                 15,916   18,966
Miscellaneous                       1,064    1,094
--------------------------------------------------
 Total                             97,980  159,760
Less amounts due within one year      299      779
--------------------------------------------------
 Long-term debt                   $97,681 $158,981
==================================================

  Maturities of long-term debt are as follows: 2001--$299; 2002--$85,313; 2003--$308; 2004--$151; 2005--$47 and 2006 through 2021--$11,862.
  The Company has a five-year, $500,000 unsecured Competitive Advance and Re-volving Credit Facility Agreement (the "Credit Agreement") that was entered into on September 24, 1996. The maturity date of the Credit Agreement has been extended to September 29, 2002. At December 31, 2000 and 1999, $55,000 and $115,000 in borrowings were outstanding under the Credit Agreement, respective-ly. The Credit Agreement contains certain covenants typical for a credit agree-ment of its size and nature, includ ing financial covenants requiring the Com-pany to limit consolidated indebtedness (as defined) to not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The average interest rate on 2000 and 1999 borrowings under the Credit Agreement was 6.58% and 5.35%, respectively, with a year-end interest rate of 6.86% and 6.67% on the balance outstanding at Decem-ber 31, 2000 and 1999, respectively.
  The Company has three additional agreements with domestic financial institu-tions which provide immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $120,000 at the individual financial institution's money market rate. At December 31, 2000 and 1999, $15,000 and $13,700 in borrowings from these agreements were outstanding, respectively, which the Company has the ability to refinance with borrowings under the Credit Agreement; therefore, these amounts have been classified as long-term debt. The average interest rate on borrowings under these agreements was 6.68% and 5.27% in 2000 and 1999, re-spectively, with a year-end interest rate of 6.88% and 6.38% on balances out-standing at December 31, 2000 and 1999, respectively.
  The Company has a Loan Agreement with Columbia County, Arkansas ("the Coun-ty"), which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds ("Tax-Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. At December 31, 2000 and 1999, $11,000 in borrowings from this agreement was outstanding. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The average interest rate was 4.34% and 3.59% in 2000 and 1999, respectively, with a year-end interest rate of 5.20% and 5.55%. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transfer-able irrevocable direct-pay letter of credit. Concurrently, the Company and the County entered into a series of agreements. Pursuant to these agreements, the Company will benefit from a ten-year property tax abatement on all new capital plant expansions, modifications and/or improvements (except for the restric-tions on the $11,000 Tax-Exempt Bonds) constructed at the Company's Magnolia, Arkansas South Plant over the next three years, up to a total of $81,000, in-cluding the solid waste disposal facilities mentioned above.
  One of the Company's foreign subsidiaries has an existing agreement with a foreign bank which provides immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($21,800) at the individual bank's money market rate. At December 31, 2000 and 1999, borrowings under this agreement consisted of 1.7 billion Japanese yen ($14,824) and 1.8 billion Japanese yen ($17,230), respectively. The average interest rate on borrowings under this agreement was 1.42% and 1.50% in 2000 and 1999, re-spectively with a year-end interest rate of 1.50% and 1.38% at December 31, 2000 and 1999, respectively. Certain of the Company's remaining foreign subsid-iaries have three additional agreements with foreign institutions which provide immediate uncommitted credit lines, on a short term basis, up to a maximum of approximately $24,220 at the individual institution's money market rate. These agreements have been guaranteed by the Company. At December 31, 2000 and 1999, borrowings under these agreements were $183 and $461, respectively. The average interest rate on borrowings under these agreements was 6.40% and 5.82% in 2000 and 1999, respectively. The year-end interest rate was 6.37% and 6.25% at De-cember 31, 2000 and 1999, respectively. The Company has the ability to refi-nance borrowings from the foreign subsidiaries' agreements with borrowings un-der the Credit Agreement. Therefore, these amounts have been classified as long-term debt.
  Additional foreign borrowings at December 31, 2000 and 1999, consisted of 6.4 million French francs ($909) and 8.3 million French francs ($1,275), respec-tively. The average interest rate on these borrowings was 0.50% and

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

0.50% in 2000 and 1999, respectively. The year-end interest rate was 0.50% and 0.50% at December 31, 2000 and 1999, respectively.

NOTE 9--Capital Stock:
----------------------

Preferred Stock
---------------
The Company has the authority to issue 15,000,000 shares of preferred stock, in one or more classes or series. No shares of the Company's preferred stock have been issued to date.

Stock Purchases
---------------
On December 7, 2000, the Company completed the purchase of 38,413 of its common shares through an odd-lot tender offer at a price of $22.05 per share plus ex-penses for an aggregate cost of approximately $895. An additional 535,678 com-mon shares were purchased, in market transactions, for $8,903, at an average price of $16.62 per share in 2000. During 1999, the Company purchased, in mar-ket transactions, 857,400 shares for $15,474, at an average price of $18.05 per share. On September 30, 1998, the Company finalized the purchase of 5,738,241 of its common shares through a self-tender offer at a price of $19.50 per share plus expenses for an aggregate cost of approximately $112,659. Earlier in 1998, the Company purchased, in market transactions, an additional 1,174,500 shares for $27,946, at an average price of $23.79 per share. The Company had authori-zation to purchase at December 31, 2000 an additional 5,000,000 shares of its common stock.

Stock Option Plans
------------------
The Company has two incentive plans (1994 and 1998 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options ("stock options"), stock appreciation rights ("SARs"), and restricted stock awards and performance awards ("stock awards"). Under the 1998 plan, a maximum of 3,000,000 shares of the Company's common stock may be issued as incentive awards, stock options, SARs or stock awards. Under the 1994 plan, a maximum of 3,200,000 shares of the Company's common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. At December 31, 2000, 448,919 shares are available under the 1994 grant. However, it is not anticipated that any additional grants or awards will be made under the 1994 plan.
  Stock options outstanding under the two plans have been granted at prices which are equal to the market value of the stock on the date of grant and ex-pire 5 to 10 years after issuance. The stock options become exercisable based upon growth in either operating earnings as defined from the base-year earn-ings, or the increase in fair market value ("FMV") of the Company's common stock, during a specified period, from the FMV on the date of grant.
  Restricted stock award agreements relating to 208,000 and 263,500 restricted shares of Albemarle common stock were made with certain employees of the Com-pany in 2000, and 1999 and 1998, respectively. The fulfillment of the contin-gencies are determined over a two- or four-year period based on certain perfor-mance criteria, which, if exceeded, could result in as many as twice the number of shares being issued as restricted stock, or none may be issued if the per-formance criteria are not met. The two-year restricted stock award agreements totaling 122,000 shares ended at the end of 1999 and 61,290 restricted shares were issued to certain employees. The restricted stock will vest based upon certain criteria over a period of three years. In addition, with regard to the two- and four-year plans, 4,860 restricted shares were issued to retirees in 2000, all of which vested in 2000.
  Total compensation expense associated with the Company's 1994 and 1998 incen-tive plans in 2000, 1999 and 1998 amounted to $9,595, $2,970 and $5,570, respectively.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


Presented below is a summary of the activity in the 1994 and 1998 plans:

                            Shares                                 Weighted-
                         Available for  Options                     Average
                             Grant     Activity   Options Price  Exercise Price
-------------------------------------------------------------------------------
January 1, 1998            1,102,939   1,278,509  $ 9.45--$17.38     $14.06
-------------------------------------------------------------------------------
1998 Plan adoption         3,000,000
Non-qualifying stock
 options granted            (590,000)    590,000* $25.25--$25.75     $25.71
Exercised                                (34,222) $ 9.45--$13.47     $12.26
Restricted stock awards     (250,000)
-------------------------------------------------------------------------------
December 31, 1998          3,262,939   1,834,287  $10.36--$25.75     $17.84
-------------------------------------------------------------------------------
Non-qualifying stock
 options granted            (388,500)    388,500* $20.00--$25.75     $21.48
Exercised                                (53,448) $12.29--$13.13     $12.89
Restricted stock awards      (13,500)
Restricted stock awards
 canceled                     69,350
-------------------------------------------------------------------------------
December 31, 1999          2,930,289   2,169,339  $10.36--$25.75     $18.62
-------------------------------------------------------------------------------
Non-qualifying stock
 options granted            (445,500)    445,500* $15.94--$22.31     $17.12
Exercised                               (237,368) $10.36--$13.47     $13.06
Non-qualifying stock
 options canceled and
 lapsed                       97,000     (97,000) $13.13--$25.75     $23.14
Restricted stock awards     (208,000)
-------------------------------------------------------------------------------
December 31, 2000          2,373,789   2,280,471  $12.12--$25.75     $18.70
===============================================================================

* The weighted average fair values of options granted during 2000, 1999 and 1998 were $10.99, $6.01 and $7.26, respectively.

The following table summarizes information about fixed-price stock options at December 31, 2000:

                 Options Outstanding                        Options Exercisable
------------------------------------------------------------------------------------
            Number    Weighted-Average                    Number
Exercise  Outstanding    Remaining     Weighted-Average Exercisable Weighted Average
 Prices   @ 12/31/00  Contractual Life  Exercise Price  @ 12/31/00   Exercise Price
------------------------------------------------------------------------------------
$12.12         2,144     1.0 years          $12.12           2,144       $12.12
 13.47        16,407     2.0 years           13.47          16,407        13.47
 13.13       631,920     3.2 years           13.13         631,920        13.13
 17.38       293,000     5.7 years           17.38         234,400        17.38
 25.25        50,000     7.3 years           25.25          10,000        25.25
 25.75       434,000     4.3 years           25.75             --         25.75
 25.75        40,000     4.8 years           25.75             --         25.75
 25.75       100,000     5.2 years           25.75             --         25.75
 20.00       269,000     5.5 years           20.00         134,500        20.00
 19.19        50,000     6.0 years           19.19          12,500        19.19
 15.94       334,000     6.2 years           15.94          83,500        15.94
 20.31        10,000     4.3 years           20.31           5,000        20.31
 22.31        50,000     6.5 years           22.31             --         22.31
------------------------------------------------------------------------------------
           2,280,471                                     1,130,371
====================================================================================

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

As discussed in Note 1, "Summary of Significant Accounting Policies", the Com-pany accounts for stock-based compensation plans under APB Opinion No. 25. If compensation cost had been determined based on the fair value at the grant date for awards made in 2000, 1999 and 1998 under the Plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                2000    1999
----------------------------------------------
Net income        as reported $101,776 $88,829
                  pro forma   $100,437 $88,018
----------------------------------------------
Basic earnings    as reported $   2.22 $  1.89
per share         pro forma   $   2.19 $  1.88
----------------------------------------------
Diluted earnings  as reported $   2.18 $  1.87
per share         pro forma   $   2.16 $  1.85
----------------------------------------------

  The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assump-tions used for options granted in 2000, 1999 and 1998, respectively: dividend yield 2.43%, 2.68% and 1.94%; expected volatility of 32.90%, 31.44% and 30.44%;
risk-free interest rate of 5.14%, 6.56% and 4.65%; and expected lives of seven years.

NOTE 10--Rental Expense and Other Data:
---------------------------------------

Rental Expense
--------------
The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. Future minimum lease payments for the next five years for all noncancelable leases as of December 31, 2000 are $7,235 for 2001, $4,552 for 2002, $2,646 for 2003, $311 for 2004,
$143 for 2005, and amounts payable after 2005 are $292. Rental expense was ap-proximately $13,280 for 2000, $13,840 for 1999, and $13,750 for 1998.

Contractual and Other Commitments
---------------------------------
Contractual obligations for plant construction, purchases of real property and equipment and various take or pay and throughput agreements amounted to approx-imately $31,200 and $35,000 at December 31, 2000 and 1999, respectively.
  In addition, the Company has commitments, in the form of guarantees, on be-half of its 50%-owned joint venture company, Jordan Bromine Company Limited, which entered into loan agreements in 2000 to finance construction of its manu-facturing facilities on the Dead Sea, with the Islamic Development Bank, King-dom of Saudi Arabia and the European Investment Bank, Luxembourg, totaling $29,000 and 50 million Euros ($46,300 as of December 31, 2000), respectively. Albemarle Corporation has guaranteed 50% of the loan amounts outstanding from time to time which 50% at December 31, 2000, was approximately $5,100.

Service Agreements
------------------
The Company and Ethyl are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl's additive prod-ucts and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. The Company's billings to Ethyl in 2000, 1999 and 1998 in connection with these agreements amounted to $28,409, $29,556, and $31,423, respectively.
  The Company and MEMC Pasadena, Inc. ("MEMC Pasadena") are parties to agree-ments dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site which is located at Albemarle's Pasadena plant and on which the electronic materials facility is located. MEMC Pasadena agreed to re-imburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company's billings to MEMC Pasadena, in connection with these agreements amounted to $6,824 in 2000, $6,339 in 1999 and $9,430 in 1998.
  The Company and Amoco are parties to numerous operating and service agree-ments, dated as of March 1, 1996, pursuant to which the Company provides oper-ating and support services, certain utilities and products to Amoco, and Amoco provides operating and support services, certain utilities and products to Albemarle. The Company's billings to Amoco in 2000, 1999 and 1998, in connec-tion with these agreements, amounted to $47,343, $39,270 and $40,985, respec-tively. Amoco's billings to the Company in 2000, 1999 and 1998, in connection with these agreements, amounted to $15,382, $14,735 and $16,611, respectively.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


Environmental
-------------
The Company has recorded liabilities of $11,532 and $10,024 at December 31, 2000 and 1999, respectively, which represents management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations on an undiscounted basis.
  Accrued environmental liabilities and the related provision for environmental liabilities are immaterial in the aggregate. In this connection, disclosures relating to specific sites, including nature of the costs involved, the total anticipated cost, the total costs accrued to date, the balance sheet classifi-cation of accrued amounts, and liabilities for remediation of environmental damage relating to assets or businesses previously disposed have been excluded except for amounts in the aggregate.
  Although it is difficult to quantify the potential financial impact of com-pliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that fu-ture environmental remediation costs to be incurred over a period of time asso-ciated with the Company's past operations in excess of amounts already record-ed, could be up to $10,580 before income taxes. However, the Company believes that most of the amount it may be required to pay in connection with environ-mental remediation matters in excess of the amounts recorded will not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

Litigation
----------
The Company is, from time-to-time, subject to routine litigation incidental to its businesses. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company's results of operations or financial condition.

NOTE 11--Pension Plans and Other Postretirement Benefits:
---------------------------------------------------------
The Company has noncontributory defined-benefit pension plans covering most em-ployees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the re-quirements of relevant governmental laws and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods presented in-cludes amounts related to salaried and hourly plans. The net prepaid (accrued) benefit cost related to pensions is included in "Prepaid pension assets" and "Other noncurrent liabilities" in the consolidated balance sheets.
  The Company provides postretirement medical benefits and life insurance for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availabil-ity of medical coverage after retirement varies for different groups of employ-ees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying all or most of the cost of a composite monthly premium designed to cover the claims incurred by active and retired em-ployees. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordi-nate with Medicare. Retirees generally pay a portion of the cost of the cover-age. Plan assets for retiree life insurance are held under an insurance con-tract and reserved for retiree life insurance benefits. The accrued postretirement benefit cost is included in "Other noncurrent liabilities" in the consolidated balance sheets.
  Pension coverage for employees of the Company's foreign subsidiaries is pro-vided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company's other pension disclosure information pre-sented.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions:

                                                                      Other
                                                                 Postretirement
                                            Pension Benefits        Benefits
-----------------------------------------------------------------------------------
                                             2000      1999       2000      1999
-----------------------------------------------------------------------------------
Change in benefit obligations
-----------------------------------------------------------------------------------
Benefit obligation at January 1            $338,114  $ 341,029  $ 55,909  $ 58,706
Service cost                                  8,737      9,676     1,887     2,152
Interest cost                                21,064     22,425     4,142     3,738
Plan amendments                                 877      1,234       --        --
Assumption changes                           (9,891)   (20,952)   (2,335)   (4,592)
Actuarial loss(gain)                          1,767      1,122     2,803    (2,847)
Benefits paid                               (13,464)   (16,100)   (2,640)   (1,248)
Plan curtailments, termination benefits
 and termination of insurer contracts       (41,784)       351       --        --
Effect of foreign exchange                     (556)      (671)      --        --
-----------------------------------------------------------------------------------
Benefit obligation at December 31          $304,864  $ 338,114  $ 59,766  $ 55,909
===================================================================================
Change in plan assets
-----------------------------------------------------------------------------------
Fair value of plan assets at January 1     $540,450  $ 480,059  $  7,197  $  6,627
Actual return on plan assets                 (9,773)    75,182      (834)      570
Employer contributions                        1,290      1,612     2,640     1,248
Benefits paid                               (13,464)   (16,100)   (2,640)   (1,248)
Transfer to insurer due to termination of
 contracts                                  (50,399)       --        --        --
Effect of foreign exchange                     (159)      (303)      --        --
-----------------------------------------------------------------------------------
Fair value of plan assets at December 31   $467,945  $ 540,450  $  6,363  $  7,197
===================================================================================
Funded status of plans
-----------------------------------------------------------------------------------
Over (under) funded status                 $163,080  $ 202,336  $(53,403) $(48,712)
Unrecognized net gain                       (62,306)  (128,653)   (9,331)  (11,525)
Unrecognized prior service cost               7,696      8,605       696       796
Unrecognized net transition asset            (2,684)    (5,342)      --        --
-----------------------------------------------------------------------------------
Net prepaid (accrued) benefit cost at
 December 31                               $105,786  $  76,946  $(62,038) $(59,441)
===================================================================================
Assumption percentages as of December 31
-----------------------------------------------------------------------------------
Discount rate                                  7.50%      7.25%     7.50%     7.25%
Expected return on plan assets                 9.50%      9.50%     7.00%     7.00%R
Rate of compensation increase                  4.50%      4.50%     4.50%     4.50%
===================================================================================

The components of pension and postretirement benefits (income) expense are as follows:

                                                         Other Postretirement
                                Pension Benefits               Benefits
--------------------------------------------------------------------------------
                             2000      1999      1998     2000    1999    1998
--------------------------------------------------------------------------------
Service cost               $  8,737  $  9,676  $  8,419  $1,887  $2,152  $1,940
Interest cost                21,064    22,425    21,407   4,142   3,738   3,600
Expected return on assets   (40,998)  (40,100)  (35,984)   (476)   (439)   (588)
Plan curtailments,
 termination benefits and
 termination of insurer
 contracts                  (14,836)      713       --      --      --      --
Amortization of prior
 service cost                 1,759     1,553     1,466      99      99      99
Amortization of (gain)
 loss                        (1,188)      102        58    (415)   (271)   (381)
Amortization of
 transition asset            (2,070)   (2,351)   (2,718)    --      --      --
--------------------------------------------------------------------------------
Benefit (income) expense   $(27,532) $ (7,982) $ (7,352) $5,237  $5,279  $4,670
================================================================================

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The Company has a Supplemental Retirement Plan ("SRP"), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees of the Company. The SRP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the SRP of $1,618, $934 and $785 was recorded for the years ended December 31, 2000, 1999 and 1998, respec-tively. The accumulated benefit obligation recognized in the Company's consoli-dated balance sheet at December 31, 2000 and 1999 was $5,773 and $4,069, re-spectively. The benefit expenses and obligations of this SRP are included in the tables on the preceding page.
  In 2000, the Company recognized a one-time noncash pension settlement gain related to a change in election in certain pension annuity contracts of $14,990. In 2000 and 1999, the Company recognized curtailment losses and spe-cial termination benefits charges related to pension plans of $154 and $713, respectively. The 2000 and 1999 curtailment losses and special termination ben-efits charges are both included in special charges (See Note 13, "Special Items"), as required by SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," reflecting the voluntary separation offers accepted by 76 and 122 employees throughout the Company in 2000 and 1999, respectively. The noncash pension set-tlement gain in 2000 will have no effect on any retiree benefits or benefit program of the Company.
  The assumed health care cost trend rate was 7% in 2000, 8% in 1999 and 9% in 1998, declining by 1% per year to an ultimate rate of 7%, except that managed care costs were assumed to be 6% in 2000, 1999 and 1998.
  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates at December 31, 2000 would have the following ef-fects:

                                              One-Percentage- One-Percentage-
                                              Point Increase  Point Decrease
-----------------------------------------------------------------------------
Effect on total of service and interest cost
 components                                       $  900          $  (700)
-----------------------------------------------------------------------------
Effect on postretirement benefit obligation       $7,500          $(6,000)

--------------------------------------------------------------------------------

Other Postemployment Benefits
The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 "Employers' Accounting for Postemployment Benefits." The accrued post-employment benefit liability was $1,403 and $1,734 at December 31, 2000 and 1999, respectively.

NOTE 12--Income Taxes:
----------------------
Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

                  Years Ended December 31
------------------------------------------------
                   2000      1999        1998
------------------------------------------------
Income before income taxes:
 Domestic        $137,616  $ 98,395    $110,877
 Foreign            9,885    30,343(a)   11,921
------------------------------------------------
  Total          $147,501  $128,738    $122,798
------------------------------------------------
Current income taxes (benefits):
 Federal         $ 27,827  $ 27,336    $ 29,413
 State               (465)    1,351       1,516
 Foreign            4,958    14,109        (593)
------------------------------------------------
  Total            32,320    42,796      30,336
------------------------------------------------
Deferred income taxes (benefits):
 Federal           14,798     2,542       7,456
 State              1,048    (4,406)        835
 Foreign           (2,441)   (1,023)       (561)
------------------------------------------------
  Total            13,405    (2,887)      7,730
------------------------------------------------
Total income
 taxes           $ 45,725  $ 39,909    $ 38,066

===============================================

(a) Includes the gain on sale of investment in Albright & Wilson stock, net totaling $22,054 ($14,381 net of income tax).

The significant differences between the U.S. federal statutory rate and the ef-fective income tax rate are as follows:

                                                   % of Income Before
                                                      Income Taxes
----------------------------------------------------------------------------------------
                                               2000              1999              1998
----------------------------------------------------------------------------------------
Federal statutory rate                         35.0%             35.0%             35.0%
Foreign sales corporation benefit              (2.2)             (2.4)             (2.1)
State taxes, net of federal tax benefit         1.1               0.9               1.3
Depletion                                      (1.0)             (1.0)             (1.1)
Other items, net                               (1.9)             (1.5)             (2.1)
----------------------------------------------------------------------------------------
Effective income tax rate                      31.0%             31.0%             31.0%

================================================================================

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


  The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 2000 and 1999, consist of the following:

                                                   2000     1999
------------------------------------------------------------------
Deferred tax assets:
  Postretirement benefits other than pensions    $ 22,612 $ 21,728
  Foreign currency translation adjustments          9,086    5,283
  Accrued employee benefits                         6,464    5,906
  LIFO inventories                                  4,884    4,884
  Environmental reserves                            3,642    3,095
  Accrued liabilities                               1,479    1,666
  Subsidiaries' net operating loss carryforwards      956      494
  Intercompany profit in inventories                  546    2,608
  Foreign tax benefit                                 --     3,215
  Other                                             3,645    3,396
------------------------------------------------------------------
Deferred tax assets                                53,314   52,275
------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                     93,653   91,466
  Pensions                                         38,383   27,897
  Gain on Belgian intercompany loan                 7,321    7,321
  Capitalization of interest                        2,350    2,296
  Other                                               800      759
------------------------------------------------------------------
Deferred tax liabilities                          142,507  129,739
------------------------------------------------------------------
Net deferred tax liabilities                     $ 89,193 $ 77,464
==================================================================
Reconciliation to consolidated balance sheets:
  Current deferred tax assets                    $ 10,410 $ 14,547
  Deferred tax liabilities                         99,603   92,011
------------------------------------------------------------------
  Net deferred tax liabilities                   $ 89,193 $ 77,464
==================================================================

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


NOTE 13--Special Items:
-----------------------
In April 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash pension settlement gain of $14,990 ($9,549 after income taxes or 20 cents per share on a fully diluted basis), in accordance with SFAS No. 88 "Em-ployer's Accounting for Settlements and Curtailments of Defined Pension Plans and Termination Benefits". The pension settlement gain did not affect any re-tiree benefits or benefit programs of the Company.
  In December 2000, the Company incurred a special charge of $6,856 ($4,367 af-ter income taxes or 9 cents per share on a fully diluted basis) that resulted from workforce reduction programs at certain of the Company's facilities. The program impacted a total of 76 salaried and wage employees.
  In May 1999, the Company sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, that were acquired in March 1999, as part of its friendly tender offer for Albright & Wilson, to ISPG, Plc, the competing bidder, for an aggregate consideration of $157,516, resulting in a gain of $22,054 ($14,381 after income taxes or 30 cents per share on a diluted basis), net of transaction expenses. The net pro-ceeds from the sale of the common shares were primarily used to pay down debt under the Company's existing Credit Agreement.
  During 1999, the Company incurred special charges of $10,692 ($6,717 after income taxes or 14 cents per share on a fully diluted basis) that resulted pri-marily from voluntary separation offers made to various employees throughout the Company. The program impacted a total of 122 salaried and wageroll employ-ees.

NOTE 14--Fair Value of Financial Instruments:
---------------------------------------------
In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors ex-isting at the time of assessment. Fair value information for the Company's fi-nancial instruments is as follows:
  Cash and Cash Equivalents--The carrying value approximates fair value due to their short-term nature.
  Long-Term Debt--The carrying value of the Company's long-term debt reported in the accompanying consolidated balance sheets at December 31, 2000 and 1999, approximates fair value since substantially all of the Company's long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.
  Foreign Currency Exchange Contracts--The fair values of the Company's forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represent a net liability position of $62 and $141 at December 31, 2000, and December 31, 1999, respectively.

NOTE 15--Acquisitions:
----------------------
On June 29, 2000, the Company acquired from Ferro Corporation the PYRO-CHEK(R) Flame Retardant business, along with a plant at Port-de-Bouc, France, for a purchase price of approximately $35,000. The purchase price was allocated be-tween property, plant, and equipment, inventory, identifiable intangibles with the remaining balance to goodwill.
  As of the close of business on October 30, 1998, the Company, through its subsidiary, Albemarle UK Limited, acquired the Teesport, United Kingdom, opera-tions of Hodgson Specialty Chemicals division of BTP plc for approximately $15,000. The purchase price for this acquisition was allocated between proper-ty, plant and equipment, inventory and the remaining balance to goodwill.
  No pro forma financial information was provided for these acquisitions for the periods presented since their impact was immaterial to the Company's con-solidated results of operations and financial position.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


NOTE 16--Operating Segments and Geographic Area Information:
---------
The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Pol-ymer Chemicals' operating segment is comprised of flame retardants, catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, pharmachemicals and performance chemicals.
  The accounting policies of the segments are the same as those described in
Note 1, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on operating profit which repre-sents income before income taxes, before gain on sale of investment in Albright & Wilson stock and before interest and financing expenses and other income, net. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for cer-tain corporate costs.
  Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate & Other" column includes corpo-rate-related items not allocated to the reportable segments.

                                Polymer    Fine    Corporate
Operating Segment Results      Chemicals Chemicals  & Other    Total
----------------------------------------------------------------------

2000
Net sales                      $500,899  $416,650       --    $917,549
Operating profit(a)             103,817    70,736  $(24,391)   150,162
Identifiable assets             350,811   433,380   197,612    981,803
Depreciation and amortization    28,804    43,819     1,127     73,750
Capital expenditures             11,216    40,614       418     52,248

1999
Net sales                      $449,156  $396,769       --    $845,925
Operating profit(a)              73,083    60,187  $(19,144)   114,126
Identifiable assets             331,505   436,669   185,920    954,094
Depreciation and amortization    29,027    45,452     1,271     75,750
Capital expenditures             43,289    31,119     3,161     77,569

1998
Net sales                       417,998   402,864       --     820,862
Operating profit(a)              76,608    69,619   (20,512)   125,715
Identifiable assets             322,944   475,810   139,043    937,797
Depreciation and amortization    29,807    43,800     1,405     75,012
Capital expenditures             40,012    30,147     6,588     76,747

--------------------------------------------------------------------------------

Net
Sales(b)      2000     1999     1998
--------------------------------------
United
 States     $504,373 $480,070 $470,818
Foreign      413,176  365,855  350,044
--------------------------------------
  Total     $917,549 $845,925 $820,862
======================================

Long-Lived
Assets as
of December
31            2000     1999     1998
--------------------------------------
United
 States     $406,169 $410,626 $406,928
France        93,508   85,696  109,206
Other
 foreign
 countries    12,852   16,960   19,825
--------------------------------------
  Total     $512,529 $513,282 $535,959

================================================================================

Notes:
(a) Includes the effects of foreign exchange transaction (losses) gains of ($798), $6,034 and ($3,023) in 2000, 1999 and 1998, respectively.
(b)   No sales in a foreign country exceeds 10% of total Company net sales.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


NOTE 17--Quarterly Financial Summary (unaudited):
-------------------------------------------------

                                                First    Second    Third     Fourth
                                               Quarter  Quarter   Quarter   Quarter
-------------------------------------------------------------------------------------
2000
Net sales                                      $235,480 $226,206  $237,053  $218,810
Gross profit                                   $ 74,602 $ 66,006  $ 68,839  $ 62,016
Special items(a,b)                             $    --  $ 15,900  $    --   $ (7,766)
Net income                                     $ 28,548 $ 33,813  $ 23,706  $ 15,709
Basic earnings per share                       $    .62 $    .74  $    .52  $    .34
Shares used to compute basic earnings per
 share(c)                                        46,084   45,795    45,816    45,834
Diluted earnings per share                     $    .61 $    .73  $    .51  $    .34
Shares used to compute diluted earnings per
 share(c)                                        46,538   46,608    46,684    46,595

1999
Net sales                                      $208,345 $200,811  $212,086  $224,683
Gross profit(d)                                $ 71,318 $ 57,373  $ 59,484  $ 68,767
Special charges(e)                             $    --  $ (5,779) $   (852) $ (4,061)
Gain on sale of investment in Albright &
 Wilson(f)                                     $    --  $ 22,054  $    --   $     --
Net income                                     $ 23,172 $ 24,613  $ 17,139  $ 23,905
Basic earnings per share                       $    .49 $    .52  $    .37  $    .51
Shares used to compute basic earnings per
 share(c)                                        47,016   47,033    46,949    46,557
Diluted earnings per share                     $    .49 $    .52  $    .36  $    .51
Shares used to compute diluted earnings per
 share(c)                                        47,746   47,731    47,475    47,102
-------------------------------------------------------------------------------------

Notes:
(a) In April 2000, a change in election was made in certain pension annuity contracts which resulted in the recognition of a one-time noncash pension settlement gain of $15,900 ($10,128 after income taxes). A fourth quarter actuarial adjustment amounting to $910 ($579 after income taxes) reduced the net effect on 2000 to $14,990 ($9,549 after income taxes). The spe-cial item gain will have no effect on any retiree benefits or benefit programs of the Company.

(b) Special charges in 2000 totaling $6,856 ($4,367 after income taxes) for the fourth quarter, resulted from workforce reduction programs at certain of the Company's facilities. The program impacted a total of 76 salaried and wage employees.

(c) Includes the effects of the purchase of 491,400 common shares in the first quarter of 2000 and the purchase of 182,000 and 675,400 common shares in the third and fourth quarters of 1999, respectively.

(d) Includes the reclassification of $2,141, $1,997, $1,679 and $1,786 from selling, general and administration expenses to cost of sales in the first, second, third and fourth quarters, respectively, to conform to current presentation.

(e) Represents 1999 second quarter charge of $5,779 ($3,587 after income tax-es) third quarter charge of $852 ($543 after income taxes) and fourth quarter charge of $4,061 ($2,587 after income taxes) related to workforce reduction programs at certain of the Company's facilities.

(f) Includes the second quarter 1999 net gain on sale of investment in Albright & Wilson stock, totaling $22,054 ($14,381 after income taxes).

34

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

MANAGEMENT'S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Albemarle Corporation's management has prepared the consolidated financial statements and related notes appearing on pages 15 through 34 in conformity with accounting principles generally accepted in the United States. In so do-ing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management's judg-ments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.
  Albemarle maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written poli-cies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.
  These consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their au-dit was made in accordance with auditing standards generally accepted in the United States and included an evaluation of Albemarle's internal accounting controls to the extent considered necessary to determine audit procedures.
  The audit committee of the Board of Directors, composed only of non-employee directors, meets with management, the outsourced independent internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the board on recommendation of the audit committee, subject to shareholder approval.

REPORT OF INDEPENDENT ACCOUNTANTS

--------------------------------------------------------------------------------
[LOGO OF PRICEWATERHOUSECOOPERS]

To the Board of Directors and Shareholders of Albemarle Corporation:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with ac-counting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's manage-ment; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with au-diting standards generally accepted in the United States of America, which re-quire that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall finan-cial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

January 23, 2001
Richmond, Virginia

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
-------
Financial Disclosure
NONE.

PART III
--------

ITEM 10. Directors and Officers of the Registrant
--------
The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The names and ages of all of-ficers of the Company as of February 28, 2001 are set forth below:

 Name                    Age Officers
-------------------------------------------------------------------------------
 Floyd D. Gottwald, Jr.*  78 Chairman of the Board and of the Executive
                             Committee, Chief Executive Officer and Director

 Charles B. Walker*       62 Vice Chairman of the Board, Chief Financial
                             Officer and Director

 Mark C. Rohr             49 President and Chief Operating Officer

 E. Whitehead Elmore      62 Senior Vice President, General Counsel and
                             Corporate Secretary

 John G. Dabkowski        52 Vice President--Polymer Chemicals

 Thomas F. Dominick       53 Vice President--Development Resources

 Dixie E. Goins           50 Vice President--Science and Technology

 William M. Gottwald*     53 Vice President--Corporate Strategy, Secretary to
                             the Executive Committee and Director

 Jack P. Harsh            48 Vice President--Human Resources

 Robert G. Kirchhoefer    60 Treasurer and Chief Accounting Officer

 George A. Newbill        57 Vice President--Sourcing Organization

 John M. Steitz           42 Vice President--Fine Chemicals

 Gary L. Ter Haar         64 Vice President--Health and Environment

 Michael D. Whitlow       49 Vice President--Americas Sales and Global Accounts

 Edward G. Woods          59 Vice President--Business Development

 Michael J. Zobrist       58 Vice President--Investor Relations/External
                             Affairs
-------------------------------------------------------------------------------

*   Member of the Executive Committee

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

Additional Information--Officers of the Company
-----------------------------------------------
The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders' meeting (March 28, 2001). All such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of Jack P. Harsh, Mark C. Rohr and John
M. Steitz.
  Thomas F. Dominick joined Albemarle in 1994 after being associated with the Company's predecessor since 1974, most recently was elected vice president--de-velopment resources for Albemarle in December 2000 and vice president--new business development on a global basis effective August 1, 2000 responsible for global new business development, marketing research and technology resources. John M. Steitz joined Albemarle after being associated with Mallinckrodt, In-corporated, in St. Louis, Missouri for twenty years where he was vice president and general manager--pharmaceutical chemicals. John Steitz was elected vice president--fine chemicals on a global basis effective August 1, 2000. Michael
J. Zobrist joined Albemarle in 1994 after being associated with the Company's predecessor since 1975, most recently was elected vice president--investor relations/external affairs effective August 1, 2000. Michael Zobrist served as general manager--external affairs and investor relations since May 1999 and as general manager--americas sales and global accounts from 1997 to 1999. Jack P. Harsh joined Albemarle effective November 16, 1998, from Union Carbide Corpora-tion in Danbury, Connecticut, where he directed human resources for the sol-vents, intermediates and monomers business and supply-chain planning organiza-tion. He was elected vice president--human resources, effective December 1, 1998. Mark C. Rohr was elected executive vice president--operations on April 1, 1999 and assumed the position of president and chief operating officer on Janu-ary 1, 2000. Prior to joining Albemarle, Mr. Rohr was senior vice president for the Specialty Chemicals group of Occidental Chemical Corporation in Dallas, Texas.

ITEM 11. Executive Compensation
-------------------------------
This information is contained in the Proxy Statement under the caption "Compen-sation of Executive Officers and Directors" concerning executive compensation is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
This information is contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------
This information is contained in the Proxy Statement under the captions "Cer-tain Relationships and Related Transactions" and "Stock Ownership" is incorpo-rated herein by reference.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 15 to 35:

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income, Changes in Shareholders' Equity and
 Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

  3.2 Amended By-laws of the registrant [filed as exhibit 10.1 to the Company's Form 10-K for 1999 (No. 1-12658), and incorporated herein by reference].

 10.1 Credit Agreement, dated as of September 24, 1996, between the Company, Bank of America, N.A., as administrative agent and The Bank of New York and the Chase Manhattan Bank, as co-agents and certain commercial banks [filed as Exhibit 10.1 to the Company's Third Quarter 1996 Form 10-Q (No. 1-12658) and incorporated herein by reference].

 10.2 The Company's 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company's Form S-1 (No. 33-77452), and incorporated herein by reference].

 10.3 The Company's Bonus Plan, adopted on February 8, 1994 [filed as Exhibit
      10.8 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference].

 10.4 Savings Plan for the Employees of the Company, adopted on February 8, 1994, amended January 1, 2001 filed herewith.

 10.5 The Company's Supplemental Executive Retirement Plan dated April 26, 2000 filed herewith.

 10.6 The Company's Non-Employee Outside Directors' Stock Compensation Plan dated November 1, 1999 filed herewith.

 10.7 The Company's Agreement between Certain Executives [filed as Exhibit
      10.12 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference].

 10.8 The Company's 1998 Incentive Plan, adopted April 22, 1998 [filed as
      Exhibit 10.8 to the Company's Form 10-K for 1998 (No. 1-12658), and incorporated herein by reference].

 10.9 The Company's compensation arrangement with Mark C. Rohr dated February 26, 1999 [filed as Exhibit 10.9 to the Company's Form 10-K for 1999 (No. 1-12658), and incorporated herein by reference].

 11. Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 2000 and 1999.

 21.  Subsidiaries of the Company.

 23.1 Consent of PricewaterhouseCoopers LLP.

 99.  Five-Year Summary (see page 40).

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits--The response to this portion of Item 14 is submitted as a sepa-rate section of this report.

Note: Part IV Item 14(1) 7 documents 10.4, 10.5, 10.6, 11, 21, 23.1 and Item
14(c) are not included herein. They will be filed in the Securities and Ex-change Commission EDGAR filing of the Form 10-K document only.

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its be-half by the undersigned thereunto duly authorized.

                                  Albemarle Corporation
                                  (Registrant)

                                          /s/ Floyd D. Gottwald, Jr.
                                  By: _________________________________________
                                              Floyd D. Gottwald, Jr.
                                               Chairman of the Board

Dated: February 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2001.

              Signature                                  Title
              ---------                                  -----

    /s/ Floyd D. Gottwald, Jr.         Chairman of the Board,
______________________________________  Chairman of the Executive Committee,
       (Floyd D. Gottwald, Jr.)         Chief Executive Officer and
                                        Director (Principal Executive Officer)

      /s/ Charles B. Walker            Vice Chairman of the Board,
______________________________________  Chief Financial Officer and
         (Charles B. Walker)            Director (Principal Financial Officer)

    /s/ Robert G. Kirchhoefer          Treasurer and Chief Accounting Officer
______________________________________  (Principal Accounting Officer)
       (Robert G. Kirchhoefer)

      /s/ Craig R. Andersson           Director
______________________________________
         (Craig R. Andersson)

       /s/ John D. Gottwald            Director
______________________________________
          (John D. Gottwald)

     /s/ William M. Gottwald           Vice President--Corporate Strategy and
______________________________________  Director
        (William M. Gottwald)

    /s/ Seymour S. Preston III         Director
______________________________________
       (Seymour S. Preston III)

        /s/ Emmett J. Rice             Director
______________________________________
           (Emmett J. Rice)

      /s/ Charles E. Stewart           Director
______________________________________
         (Charles E. Stewart)

      /s/ Anne M. Whittemore           Director
______________________________________
         (Anne M. Whittemore)

--------------------------------------------------------------------------------

Albemarle Corporation and Subsidiaries

FIVE-YEAR SUMMARY

--------------------------------------------------------------------------------

(In Thousands Except Per-
Share Amounts)
----------------------------------------------------------------------------------
Years Ended December 31       2000       1999       1998       1997       1996
----------------------------------------------------------------------------------

Results of Operations
Net sales                   $ 917,549  $ 845,925  $ 820,862  $ 829,850  $ 854,481
Costs and expenses(a)         767,387    731,799    695,147    709,143    761,055
----------------------------------------------------------------------------------
 Operating profit             150,162    114,126    125,715    120,707     93,426
Interest and financing
 expenses                       5,998      8,379      4,487        719      2,529
Gain on sales of
 investments/businesses(b)        --     (22,054)       --         --    (158,157)
Other income, net              (3,337)      (937)    (1,570)      (917)    (4,025)
----------------------------------------------------------------------------------
Income before income taxes    147,501    128,738    122,798    120,905    253,079
Income taxes                   45,725     39,909     38,066     40,923     97,020
----------------------------------------------------------------------------------
Net income                  $ 101,776  $  88,829  $  84,732  $  79,982  $ 156,059
==================================================================================

Financial Position and
 Other Data
Total assets                $ 981,803  $ 954,094  $ 937,797  $ 888,181  $ 846,261
Operations:
 Working capital            $ 173,038  $ 201,246  $ 203,594  $ 184,176  $ 111,193
 Current ratio              2.22 to 1  2.53 to 1  2.89 to 1  2.64 to 1  1.75 to 1
 Depreciation and
  amortization              $  73,750  $  75,750  $  75,012  $  69,044  $  71,044
 Capital expenditures       $  52,248  $  77,569  $  76,747  $  85,284  $  90,439
 Research and development
  expenses                  $  26,201  $  34,288  $  29,655  $  31,446  $  30,442
Gross margin as a % of net
 sales                           29.6       30.4       30.9       31.5       28.5
Total long-term debt        $  97,980  $ 159,760  $ 192,938  $  91,793  $  31,863
Equity(c)                   $ 558,907  $ 490,564  $ 451,667  $ 517,336  $ 505,198
Total long-term debt as a
 % of total capitalization       14.9       24.6       29.9       15.1        5.9

Common Stock
Basic earnings per share    $    2.22  $    1.89  $    1.64  $    1.45  $    2.67
Shares used to compute
 basic earnings per
 share(c)                      45,882     46,889     51,558     55,164     58,353
Diluted earnings per share  $    2.18  $    1.87  $    1.63  $    1.44  $    2.65
Shares used to compute
 diluted earnings
 per share(c)                  46,606     47,513     52,136     55,668     58,842
Cash dividends declared
 per share                  $     .46  $     .40  $     .37  $     .32  $     .25
Shareholders' equity per
 share(c)                   $   12.20  $   10.62  $    9.61  $    9.60  $    9.18
Return on average
 shareholders' equity            19.4%      18.9%      17.5%      15.6%      27.7%

===============================================================================

(a) 2000 cost and expenses include special charges of $6,856 ($4,367 after in-come taxes) for workforce reductions and a one-time noncash pension set-tlement gain of $14,990 ($9,549 after income taxes) resulting from a change in election made in certain pension annuity contracts. In addition, 1999 costs and expenses include a special charge of $10,692 ($6,717 after income taxes) for workforce reductions at certain of the Company's facili-ties.
(b) 1999 gain on the sale of investment in Albright & Wilson stock ($14,381 af-ter income taxes). 1996 gain on the sale of the Olefins Business ($94,377 after income taxes).
(c)  Shareholders' equity includes the purchase of common shares amounting to:
    2000--574,091; 1999--857,400; 1998--6,912,741; 1997--1,560,300; 1996--
    11,244,190.

40

--------------------------------------------------------------------------------