Form 10-Q
period 2001-03-31
ALBEMARLE CORP
filed 2001-04-27
CIK 915913

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 2001

        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Transition  Period from ___________  to __________


Commission File Number 1-12658


                             ALBEMARLE CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


           VIRGINIA                                54-1692118
           --------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                    23210
---------------------------------------       -------------------
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

Number of shares of common stock, $.01 par value, outstanding as of March 31, 2001: 45,872,473

ALBEMARLE CORPORATION

                                    I N D E X

                                                                        Page
                                                                       Number
                                                                       ------

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

          Consolidated Balance Sheets - March 31, 2001 and
          December 31, 2000 .........................................   3-4

          Consolidated Statements of Income - Three
          Months Ended March 31, 2001 and 2000 ......................    5

          Consolidated Statements of Comprehensive Income - Three
          Months Ended March 31, 2001 and 2000 ......................    6

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2001 and 2000 ................    7

          Notes to the Consolidated Financial Statements ............   8-10

  ITEM 2. Management's Discussion and Analysis of Results
          of Operations and Financial Condition, Additional
          Information, and Recent Developments ......................   11-14

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.    15

PART II. OTHER INFORMATION

  ITEM 3. Legal Proceedings .........................................    15

  ITEM 4. Submission of Matters to a Vote of Security Holders .......    15

  ITEM 6. Exhibits and Reports on Form 8-K ..........................    15

SIGNATURES ..........................................................    16

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1.  Financial Statements
           --------------------


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          ----------------------------
                             (Dollars In Thousands)
                             ----------------------

                                                                           March 31, 2001          December 31, 2000
                                                                        --------------------     ---------------------
                                                                            (Unaudited)
                                    ASSETS

Current assets:
Cash and cash equivalents                                               $           14,565       $           19,300
Accounts receivable, less allowance for doubtful
    accounts (2001 - $2,783;  2000 - $2,119)                                       167,084                  174,297
      Inventories:
          Finished goods                                                            80,922                   79,143
          Raw materials                                                             12,343                   10,804
          Stores, supplies and other                                                18,274                   17,471
                                                                        -------------------      -------------------
                                                                                   111,539                  107,418
      Deferred income taxes and prepaid expenses                                    12,624                   14,139
                                                                        -------------------      -------------------
          Total current assets                                                     305,812                  315,154
                                                                        -------------------      -------------------
Property, plant and equipment, at cost                                           1,332,167                1,326,534
      Less accumulated depreciation and amortization                               849,764                  836,460
                                                                        -------------------      -------------------
          Net property, plant and equipment                                        482,403                  490,074
Prepaid pension assets                                                             115,957                  111,537
Other assets and deferred charges                                                   46,176                   42,583
Goodwill and other intangibles, net of amortization                                 21,346                   22,455
                                                                        -------------------      -------------------
Total assets                                                            $          971,694       $          981,803
                                                                        ===================      ===================




        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars In Thousands)
                             ----------------------

                                                                           March 31, 2001         December 31, 2000
                                                                        -------------------      -------------------
                                                                            (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                  $           65,601       $           72,296
      Long-term debt, current portion                                                  290                      299
      Accrued expenses                                                              44,492                   56,932
      Dividends payable                                                             11,923                    5,956
      Income taxes payable                                                          17,224                    6,633
                                                                        -------------------       ------------------
          Total current liabilities                                                139,530                  142,116
                                                                        -------------------       ------------------
Long-term debt                                                                      87,384                   97,681
Other noncurrent liabilities                                                        85,578                   83,496
Deferred income taxes                                                               93,066                   99,603
Shareholders' equity:
     Common stock, $.01 par value, issued and outstanding-
        45,872,473 in 2001 and 45,823,743 in 2000                                      459                      458
     Additional paid-in capital                                                     57,901                   57,223
     Accumulated other comprehensive (loss)                                        (18,760)                 (14,688)
     Retained earnings                                                             526,536                  515,914
                                                                       --------------------      ------------------
          Total shareholders' equity                                               566,136                  558,907
                                                                       --------------------      ------------------
Total liabilities and shareholders' equity                             $           971,694       $          981,803
                                                                       ====================      ==================




         See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                     (In Thousands Except Per-Share Amounts)
                     ---------------------------------------
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                        --------------------------------------------
                                                                               2001                      2000
                                                                        -------------------       ------------------
Net sales                                                               $          224,410        $         235,480
Cost of goods sold                                                                 164,955                  160,878
                                                                        -------------------       ------------------
    Gross profit                                                                    59,455                   74,602
Selling, general and administrative expenses                                        22,704                   26,186
Research and development expenses                                                    5,777                    6,248
                                                                        -------------------       ------------------
    Operating profit                                                                30,974                   42,168
Interest and financing expenses                                                     (1,069)                  (1,767)
Other income, net                                                                    1,582                      973
                                                                        -------------------       ------------------
Income before income taxes                                                          31,487                   41,374
Income taxes                                                                         8,942                   12,826
                                                                        -------------------       ------------------
Net income                                                              $           22,545        $          28,548
                                                                        ===================       ==================
Basic earnings per share                                                $             0.49        $            0.62
                                                                        ===================       ==================
Diluted earnings per share                                              $             0.48        $            0.61
                                                                        ===================       ==================
Cash dividends declared per share of common stock                       $             0.26        $            0.11
                                                                        ===================       ==================




        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                             (Dollars In Thousands)
                             ----------------------
                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                        --------------------------------------------
                                                                               2001                      2000
                                                                        -------------------       ------------------
Net income                                                              $           22,545        $          28,548
Other comprehensive (loss) income,  net of tax:
   Unrealized (loss) gain on securities available for sale                            (271)                     (22)
   Foreign currency translation adjustments                                         (3,801)                  (4,242)
                                                                        -------------------       ------------------
Other comprehensive (loss) income                                                   (4,072)                  (4,264)
                                                                        -------------------       ------------------
Comprehensive income                                                    $           18,473        $          24,284
                                                                        ===================       ==================




        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (Dollars In Thousands)
                              --------------------
                                  (Unaudited)

                                                                                Three Months Ended March 31,
                                                                        --------------------------------------------
                                                                               2001                      2000
                                                                        -------------------       ------------------
Cash and cash equivalents at beginning of year                          $           19,300        $          48,621
Cash flows from operating activities:
   Net income                                                                       22,545                   28,548
   Adjustments to reconcile net income to cash flows
        from operating activities:
      Depreciation and amortization                                                 18,445                   18,150
      Working capital increase excluding cash and cash
        equivalents                                                                 (8,759)                  (3,466)
      Other, net                                                                      (795)                    (855)
                                                                        -------------------       ------------------
        Net cash provided from operating activities                                 31,436                   42,377
                                                                        -------------------       ------------------
Cash flows from investing activities:
   Capital expenditures                                                            (14,469)                 (13,509)
   Investments in joint ventures and nonmarketable securities                       (6,143)                     (96)
   Other, net                                                                           22                    1,283
                                                                        -------------------       ------------------
        Net cash used in investing activities                                      (20,590)                 (12,322)
                                                                        -------------------       ------------------
Cash flows from financing activities:
   Repayments of long-term debt                                                     (9,216)                 (44,700)
   Dividends paid                                                                   (5,956)                  (4,635)
   Purchases of common stock                                                             -                   (7,972)
   Proceeds from exercise of stock options                                             591                       16
                                                                        -------------------       ------------------
        Net cash used in financing activities                                      (14,581)                 (57,291)
                                                                        -------------------       ------------------
Net effect of foreign exchange on cash and cash
    equivalents                                                                     (1,000)                      (7)
                                                                        -------------------       ------------------
(Decrease) in cash and cash equivalents                                             (4,735)                 (27,243)
                                                                        -------------------       ------------------
Cash and cash equivalents at end of period                              $           14,565        $          21,378
                                                                        ===================       ==================




        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
               (In Thousands Except Share and Per-Share Amounts)
                                  (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of March 31, 2001, and December 31, 2000, the consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2001, and 2000, and condensed consolidated cash flows for the three-month periods ended March 31, 2001, and 2000. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report & Form 10-K filed on February 28, 2001. The December 31, 2000, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.


2. Long-term debt consists of the following:

                                        March 31,             December 31,
                                          2001                    2000
                                  --------------------    --------------------
Variable-rate bank loans          $            60,400     $            70,000
Foreign borrowings                             15,241                  15,916
Industrial revenue bonds                       11,000                  11,000
Miscellaneous                                   1,033                   1,064
                                  --------------------    --------------------
    Total                                      87,674                  97,980
Less amounts due within one year                  290                     299
                                  --------------------    --------------------
    Long-term debt                $            87,384     $            97,681
                                  ====================    ====================



3. Cost of goods sold includes  foreign exchange  transaction  (losses) gains of
($502)  and  $419  for  the  three-months   ended  March  31,  2001,  and  2000,
respectively.

4. Cash dividends declared for the three-month period ending March 31, 2001 totaled $0.26 per share which included a dividend of $0.13 per share declared on February 28, 2001, payable April 1, 2001, as well as a dividend of $0.13 per share declared March 28, 2001, payable July 1, 2001.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

5. Basic and diluted earnings per share for the three-month periods ended March 31, 2001, and 2000, are calculated as follows:

                                                                                 Three Months Ended March, 31
                                                                        --------------------------------------------
                                                                               2001                      2000
                                                                        -------------------       ------------------
Basic earnings per share
 Numerator:
    Income available to stockholders, as reported                       $           22,545        $          28,548
                                                                        -------------------       ------------------
 Denominator:
    Average number of shares of common stock
     outstanding                                                                    45,838                   46,084
                                                                        -------------------       ------------------
 Basic earnings per share                                               $             0.49        $            0.62
                                                                        ===================       ==================
Diluted earnings per share
 Numerator:
    Income available to stockholders, as reported                       $           22,545        $          28,548
                                                                        -------------------       ------------------
 Denominator:
    Average number of shares of common stock
     outstanding                                                                    45,838                   46,084
    Shares issuable upon exercise of stock options                                     848                      454
                                                                        -------------------       ------------------
 Total shares                                                                       46,686                   46,538
                                                                        -------------------       ------------------
 Diluted earnings per share                                             $             0.48        $            0.61
                                                                        ===================       ==================


6. On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company's transition adjustment will not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of FASB No. 133, the Company elected not to utilize hedge accounting. Consequently, changes in the fair value of derivatives are recognized in the Company's statement of operations.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

7. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2001 and 2000, respectively are as follows:

                                                          % of Income Before Income Taxes
                                              ------------------------------------------------------
                                                            Three Months Ended March 31,
                                               ----------------------------------------------------
                                                          2001                      2000
                                                  --------------------      --------------------
        Federal statutory rate                                35.0%                     35.0%
        Foreign sales corporation benefit                     (2.5)                     (1.5)
        State taxes, net of federal tax benefit                1.0                       0.6
        Depletion                                             (1.4)                     (0.9)
        Reversal of valuation allowance                       (3.3)                       -
        Other                                                 (0.4)                     (2.2)
                                                  --------------------      --------------------
        Effective income tax rate                             28.4%                     31.0%
                                                  ====================      ====================


During the first quarter of 2001, the Company released a valuation allowance required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Businesses were sold.

8. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals and pharmachemicals and performance chemicals. Segment data includes intersegment transfers of raw materials at cost and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses include corporate-related items not allocated to the reportable segments.

                                              Three Months Ended March 31,
                                           2001                        2000
Summary of segment results          Revenues    Income          Revenues    Income
Polymer Chemicals                  $ 120,956   $ 20,858        $ 128,213   $ 26,928
Fine Chemicals                       103,454     14,892          107,267     21,906
                                   ----------  ---------       ----------  ---------
   Segment totals                  $ 224,410     35,750        $ 235,480     48,834
                                   ==========                  ==========
Corporate and other expenses                     (4,776)                     (6,666)
                                               ---------                   ---------
   Operating profit                              30,974                      42,168
Interest and financing expenses                  (1,069)                     (1,767)
Other income, net                                 1,582                         973
                                               ---------                   ---------
Income before income taxes                     $ 31,487                    $ 41,374
                                               =========                   =========

ITEM 2. Management's Discussion and Analysis of Results of Operations and
        ------------------------------------------------------------------
        Financial Condition, Additional Information and Recent Developments
        -------------------------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 2000.

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


Results of Operations
---------------------
First Quarter 2001 Compared with First Quarter 2000
---------------------------------------------------

Net sales for first quarter 2001 amounted to $224.4 million, down 4.7% or $11.1 million from first quarter 2000 net sales of $235.5 million primarily due to lower shipments and prices in the Company's zeolites business, lower shipments of catalysts and additives and the effects of foreign exchange offset, in part, by higher shipments in flame retardants, primarily acquisition products.

The gross profit margin decreased to 26.5% in 2001 from 31.7% for the corresponding period in 2000. First-quarter 2001 operating profit was down 26.6% or $11.2 million from 2000 primarily due to lower shipments and lower sales pricing in surface actives (zeolites), higher overall raw material and energy costs, the impact of business interruptions at our plants and those of certain of our customers, net of accrued insurance recoveries and the unfavorable effects of foreign exchange (approximately $3.3 million). The Company's operating results also reflect the benefit of aggressive cost reduction efforts in first quarter 2001 versus first quarter 2000.

Selling, general and administrative expenses and research and development expenses, decreased 12.2% or $3.9 million in the first quarter of 2001 versus first quarter 2000 due to aggressive cost reduction efforts. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 12.7% in 2001 versus 13.8% in the 2000 quarter.

Operating Segments
------------------
Net sales by reportable business operating segment for the first quarter periods ended March 31, 2001 and 2000 are as follows:

                                               Net Sales
                                               ---------
                                          2001           2000
                                          ----           ----
        Polymer Chemicals              $ 120,956      $ 128,213
        Fine Chemicals                   103,454        107,267
                                       ----------     ----------
           Segment totals              $ 224,410      $ 235,480
                                       ==========     ==========


Polymer Chemicals' net sales for first quarter 2001 decreased 5.6% or $7.3 million from first quarter 2000 primarily due to lower shipments in catalysts and additives ($9.0 million) offset, in part, by higher shipments in flame retardants ($2.1 million), primarily acquisition products. Fine Chemicals' net sales for first quarter 2001 decreased 3.5% or $3.8 million from first quarter 2000 primarily due to lower shipments and unfavorable pricing in surface actives (zeolites) partially offset by higher shipments in oilfield chemicals ($3.0 million).

Operating profit by reportable business operating segment for the first quarter periods ended March 31, 2001, and 2000 are as follows:

                                            Operating Profit
                                            ----------------
                                          2001           2000
                                          ----           ----
        Polymer Chemicals              $  20,858      $  26,928
        Fine Chemicals                    14,892         21,906
                                       ----------     ----------
        Segment totals                    35,750         48,834
        Corporate and other expenses      (4,776)        (6,666)
                                       ----------     ----------
        Operating profit               $  30,974      $  42,168
                                       ==========     ==========


Polymer Chemicals' first quarter 2001 segment operating profit was down 22.5% or $6.1 million from first quarter 2000 primarily due to decreased shipments in catalysts and additives, higher overall raw material and energy costs, the impact of business interruptions at our plants and those of certain of our customers, net of accrued insurance recoveries and the unfavorable effects of foreign exchange in first quarter 2001 versus first quarter 2000. Fine Chemicals' first quarter 2001 segment operating profit decreased 32.0% or $7.0 million from first quarter 2000 primarily due to lower shipments and lower sales pricing in surface actives (zeolites), higher overall raw material and energy costs, and the impact of business interruptions at our plants, net of accrued insurance recoveries. Corporate and other expenses were down 28.4% percent or $1.9 million from first quarter 2000 primarily due to aggressive cost reduction efforts.


Interest and Financing Expenses
-------------------------------
Interest and financing expenses for first quarter 2001 decreased $0.7 million from $1.8 million in first quarter 2000 primarily due to lower average outstanding debt.


Other Income, Net
-----------------
Other income, net for the first quarter 2001 amounted to $1.6 million, up $0.6 million from the corresponding period in 2000.

Income Taxes
------------
Income taxes for first quarter 2001 were lower compared to the same period in 2000 due to lower income before taxes and the reversal of a deferred tax valuation allowance associated with one of the Company's foreign subsidiaries in 2001. The first quarter 2001 effective income tax rate was 28.4%, down from 31.0% in first quarter 2000.



Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at March 31, 2001, were $14.6 million, representing a decrease of $4.7 million from $19.3 million at year-end 2000.

Cash flows provided from operating activities of $31.4 million, net of $8.8 million working capital increase, for the first three months of 2001 together with $4.7 million of existing cash and cash equivalents were used to cover capital expenditures, repayment of debt, additional investments in the Company's joint ventures and payment of dividends.

The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive (loss) income from December 31, 2000, was primarily due to foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro and the Japanese yen.

The noncurrent portion of the Company's long-term debt amounted to $87.4 million at March 31, 2001, compared to $97.7 million at the end of 2000. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 13.4% at March 31, 2001.

The Company's capital expenditures in the first three months of 2001 were higher than the same period of 2000. For the year capital expenditures are forecasted to be higher than the 2000 level. Capital spending will be financed primarily with cash flow from operations with additional cash, if any, provided from additional debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

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

Additional Information
----------------------

Outlook

In our Polymer Chemicals businesses, we are experiencing some pressure in our large volume flame retardant sales in the second quarter versus first quarter, primarily as a result of continued inventory adjustments due to the slowdown in the electronics market. Thus far in 2001, pricing has been maintained in this difficult environment. In catalysts and additives, our base catalysts should improve as the situation that caused business interruptions at one of our major customers appears to have been corrected. In addition, ethylene prices are beginning to fall and we are hopeful that we will see a pickup in the polyolefins demand sometime during the second quarter or thereafter that will drive growth in these businesses.

In Fine Chemicals, our pharmachemicals sales continue to outpace our current production capability. Our inventory is low; however, we are continuing to meet our customers' needs and market our products internationally. The Company has just announced a thirty-percent expansion of our ibuprofen plant that will be completed in stages over the next 12 to 18 months. Agrichemicals sales are expected to decline slightly in the second quarter as is typically the case after seasonally strong fourth and first quarters. In performance chemicals, we have cost reduction efforts focused in all areas and are continuing to seek growth opportunities in oil field and water treatment products to help offset weakness in other areas of our business.

We expect to see higher energy cost comparisons most of the year. External sources suggest that natural gas prices will likely continue in the $4-6 dollar range per million BTUs subject to weather related influences. At these levels, a $9-10 million increase after cost pass-throughs is expected over 2000. Raw materials were a significant cost issue for us in 2000, primarily the ethylene chain. Energy will likely become the major cost driver in 2001, with ethylene prices being significantly influenced by the price of natural gas. Bisphenol-A and other raw materials are a cost concern to us today and will likely continue to be so in the near term.

In summary, we expect 2001 to be a good year for Albemarle and are hopeful the results will be ahead of 2000. We are seeing market slowdowns in some of our business areas along with continuing cost pressures from higher energy and raw material costs compared to 2000 levels. We are hopeful that earnings for the second quarter will be at comparable levels with fourth quarter 2000 and first quarter 2001 and that end market demand will pick up in the second half of the year.

Additional  information  regarding  the  Company,  its  products,   markets  and
financial   performance  is  provided  at  the  Company's   Internet  web  site,
www.Albemarle.com.


Recent Developments
-------------------


On April 27,  2001,  the Company  announced  that it had signed an  agreement in principle to purchase, for approximately $44 million, Martinswerk GmbH, a specialty chemicals company, including manufacturing facilities and headquarters in Bergheim, Germany and Martinswerk's 50% stake in Magnifin Magnesia Produkte GmbH. Martinswerk had annual sales in 2000 of about $100 million in three businesses. The majority came from mineral-based flame retardants for the plastics and rubber markets. In addition, the company produces brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin at its facilities at St.Jakobs/Breitenau, Austria produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

The purchase, which is subject to regulatory approval, is expected to be completed May 31, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 2000.



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

ITEM 4. Submission to a Vote of Security Holders
        -----------------------------------------

At the annual meeting of shareholders held on March 28, 2001, the shareholders elected the directors nominated in the Proxy with the following affirmative votes and votes withheld:

Director                     Affirmative Votes        Votes Withheld
----------------------       -----------------        --------------
Craig R. Andersson              42,208,503              3,625,691
Floyd D. Gottwald, Jr           42,141,660              3,692,534
John D. Gottwald                42,068,560              3,765,634
William M. Gottwald             42,072,568              3,761,626
Seymour S. Preston III          42,209,424              3,624,770
Mark C. Rohr                    42,162,100              3,672,094
Charles E. Stewart              42,094,634              3,739,560
Charles B. Walker               42,151,937              3,682,257
Anne M. Whittemore              42,100,345              3,733,849

The shareholders also approved the selection of PricewaterhouseCoopers LLP as the Company's auditors with 43,051,979 affirmative votes, 264,482 negative votes and 2,517,733 abstentions.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            The following documents are filed as exhibits to this Form 10-Q pursuant to Item 601 of Regulation S-K:

            3(ii). By-Laws as amended effective March 28, 2001 (filed herewith)

            99.    List of Albemarle Corporation Officers (filed herewith)

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


                                                ALBEMARLE CORPORATION
                                                ---------------------
                                                    (Registrant)




Date: April 27, 2001                By: s/ Robert G. Kirchhoefer
                                       ---------------------------
                                       Robert G. Kirchhoefer
                                       Treasurer and Chief Accounting Officer
                                       (Principal Accounting Officer)