Form 10-Q
period 2001-06-30
ALBEMARLE CORP
filed 2001-08-13
CIK 915913

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Transition Period from ___________ to ___________



Commission File Number 1-12658



                              ALBEMARLE CORPORATION
              ------------------------------------------------------

              (Exact name of registrant as specified in its charter)



           VIRGINIA                                            54-1692118
-------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)



330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                                 23210
----------------------------------------                         ---------
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



Number of shares of common stock, $.01 par value, outstanding as of July 31, 2001: 45,875,567

                              ALBEMARLE CORPORATION

                                    I N D E X

                                                                       Page
                                                                      Number
                                                                      ------

PART I. FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 2001 and
          December 31, 2000                                             3-4

          Consolidated Statements of Income - Three- and Six-
          Months Ended June 30, 2001 and 2000                           5

          Consolidated Statements of Comprehensive Income - Three-
          and Six- Months Ended June 30, 2001 and 2000                  6

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2001 and 2000                       7

          Notes to the Consolidated Financial Statements                8-12

 ITEM 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition, Additional
               Information, and Recent Developments                     13-19

 ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk    20

PART II. OTHER INFORMATION

 ITEM 3.  Legal Proceedings                                             20

 ITEM 6.  Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                              21

EXHIBIT INDEX                                                           22

 EXHIBIT 21    List of Albemarle Corporation Subsidiaries

 EXHIBIT 99    List of Albemarle Corporation Officers

      PART I - FINANCIAL INFORMATION
      ------------------------------

  ITEM 1.  Financial Statements
           --------------------


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars In Thousands)

                                                                        June 30, 2001      December 31, 2000
                                                                       -----------------  ------------------
                                                                          (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                           $          7,887    $         19,300
   Accounts receivable, less allowance for doubtful
      accounts (2001 - $3,001;  2000 - $2,119)                                  149,353             174,297
   Inventories:
      Finished goods                                                             90,789              79,143
      Raw materials                                                              11,303              10,804
      Stores, supplies and other                                                 18,234              17,471
                                                                      ------------------  ------------------
                                                                                120,326             107,418
   Deferred income taxes and prepaid expenses                                    13,348              14,139
                                                                      ------------------  ------------------
          Total current assets                                                  290,914             315,154
                                                                      ------------------  ------------------
Property, plant and equipment, at cost                                        1,337,340           1,326,534
      Less accumulated depreciation and amortization                            862,768             836,460
                                                                      ------------------  ------------------
          Net property, plant and equipment                                     474,572             490,074
Prepaid pension assets                                                          120,397             111,537
Other assets and deferred charges                                                93,005              42,583
Goodwill and other intangibles, net of amortization                              20,234              22,455
                                                                      ------------------  ------------------
Total assets                                                           $        999,122    $        981,803
                                                                      ==================  ==================



        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars In Thousands)

                                                                         June 30, 2001     December 31, 2000
                                                                       -----------------  ------------------
                                                                          (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $         61,793   $          72,296
  Long-term debt, current portion                                                   281                 299
  Accrued expenses                                                               47,520              56,932
  Dividends payable                                                               5,641               5,956
  Income taxes payable                                                           18,416               6,633
                                                                       -----------------  ------------------
          Total current liabilities                                             133,651             142,116
                                                                       -----------------  ------------------
Long-term debt                                                                  109,440              97,681
Other noncurrent liabilities                                                     86,443              83,496
Deferred income taxes                                                            91,298              99,603
Shareholders' equity:
  Common stock, $.01 par value, issued and outstanding-
    45,873,464 in 2001 and 45,823,743 in 2000                                       459                 458
  Additional paid-in capital                                                     57,922              57,223
  Accumulated other comprehensive (loss)                                        (21,428)            (14,688)
  Retained earnings                                                             541,337             515,914
                                                                       -----------------  ------------------
          Total shareholders' equity                                            578,290             558,907
                                                                       -----------------  ------------------
Total liabilities and shareholders' equity                             $        999,122    $        981,803
                                                                       =================  ==================



        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                           -------------------------------   --------------------------------
                                                2001             2000             2001             2000
                                           --------------   --------------   --------------   ---------------
Net sales                                  $     211,286    $     226,206    $     435,696    $      461,686
Cost of goods sold                               162,550          160,200          327,505           321,078
                                           --------------   --------------   --------------   ---------------
   Gross profit                                   48,736           66,006          108,191           140,608
Selling, general and administrative
    expenses                                      22,186           25,822           44,890            52,008
Research and development
    expenses                                       5,433            6,219           11,210            12,467
Special item                                        -             (15,900)            -              (15,900)
                                           --------------   --------------   --------------   ---------------
    Operating profit                              21,117           49,865           52,091            92,033
Interest and financing expenses                   (1,086)          (1,224)          (2,155)           (2,991)
Other income, net                                  1,236              363            2,818             1,336
                                           --------------   --------------   --------------   ---------------
Income before income taxes                        21,267           49,004           52,754            90,378
Income taxes                                       6,462           15,191           15,404            28,017
                                           --------------   --------------   --------------   ---------------
Net income                                 $      14,805    $      33,813    $      37,350    $       62,361
                                           ==============   ==============   ==============   ===============
Basic earnings per share                   $        0.32    $        0.74    $        0.81    $         1.36
                                           ==============   ==============   ==============   ===============
Diluted earnings per share                 $        0.32    $        0.73    $        0.80    $         1.34
                                           ==============   ==============   ==============   ===============
Cash dividends declared per share of
    common stock                           $        -       $        0.11    $        0.26    $         0.22
                                           ==============   ==============   ==============   ===============



        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                             (Dollars In Thousands)
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                           -------------------------------   --------------------------------
                                                2001             2000             2001             2000
                                           --------------   --------------   --------------   ---------------
Net income                                 $      14,805    $      33,813    $      37,350    $       62,361
Other comprehensive (loss) income,
   net of tax:
  Unrealized gain on securities
      available for sale                              32              354             (239)              332
  Foreign currency translation
      adjustments                                 (2,700)             (15)          (6,501)           (4,257)
                                           --------------   --------------   --------------   ---------------
Other comprehensive (loss) income                 (2,668)             339           (6,740)           (3,925)
                                           --------------   --------------   --------------   ---------------
Comprehensive income                       $      12,137    $      34,152    $      30,610    $       58,436
                                           ==============   ==============   ==============   ===============



        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                       ----------------------------------
                                                                            2001                2000
                                                                       --------------      --------------
Cash and cash equivalents at beginning of year                         $      19,300       $      48,621
Cash flows from operating activities:
   Net income                                                                 37,350              62,361
   Adjustments to reconcile net income to cash flows
    from operating activities:
       Depreciation and amortization                                          37,014              36,189
       Special item                                                               -              (15,900)
       Working capital decrease (increase) excluding cash and
        cash equivalents                                                         743             (10,989)
   Other, net                                                                 (6,696)              4,266
                                                                       --------------      --------------
Net cash provided from operating activities                                   68,411              75,927
                                                                       --------------      --------------

Cash flows from investing activities:
   Acquisition of businesses                                                 (45,375)            (33,000)
   Capital expenditures                                                      (28,558)            (27,781)
   Investments in joint ventures and nonmarketable securities                 (6,193)             (7,381)
   Other, net                                                                    676               2,799
                                                                       --------------      --------------
Net cash used in investing activities                                        (79,450)            (65,363)
                                                                       --------------      --------------

Cash flows from financing activities:
   Proceeds from borrowings                                                   44,000              19,786
   Repayments of long-term debt                                              (31,014)            (44,700)
   Dividends paid                                                            (12,239)             (9,671)
   Purchases of common stock                                                      -               (8,853)
   Proceeds from exercise of stock options                                       598                 809
                                                                       --------------      --------------
Net cash provided from (used in) financing activities                          1,345             (42,629)
                                                                       --------------      --------------
Net effect of foreign exchange on cash and cash
  equivalents                                                                 (1,719)              1,229
                                                                       --------------      --------------
(Decrease) in cash and cash equivalents                                      (11,413)            (30,836)
                                                                       --------------      --------------

Cash and cash equivalents at end of period                             $       7,887       $      17,785
                                                                       ==============      ==============



         See accompanying notes to the consolidated financial statements

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of June 30, 2001, and December 31, 2000, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2001, and 2000, and condensed consolidated cash flows for the six-month periods ended June 30, 2001, and 2000. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report & Form 10-K filed on February 28, 2001. The December 31, 2000, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.     Long-term debt consists of the following:

                                                   June 30,                   December 31,
                                                    2001                         2000
                                           ----------------------        ---------------------
       Variable-rate bank loans            $              83,200         $             70,000
       Foreign borrowings                                 14,488                       15,916
       Industrial revenue bonds                           11,000                       11,000
       Miscellaneous                                       1,033                        1,064
                                           ----------------------        ---------------------
         Total                                           109,721                       97,980
       Less amounts due within one year                      281                          299
                                           ----------------------        ---------------------
         Long-term debt                    $             109,440         $             97,681
                                           ======================        =====================


3. Cost of goods sold includes foreign exchange transaction (losses) gains of ($85) and $879, and ($587) and $1,298 for the three- and six-months periods ended June 30, 2001, and 2000, respectively.

4. In April 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash special accounting settlement gain of $15,900 ($10,128 after income taxes), or 22 cents per share on a fully diluted basis, in accordance with SFAS No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Pension Plans and Termination Benefits". The special item gain did not affect any retiree benefits or benefit programs of the Company.

5. Cash dividends declared for the six-month period ended June 30, 2001 totaled $0.26 per share which included a dividend of $0.13 per share declared on February 28, 2001, payable April 1, 2001, as well as a dividend of $0.13 per share declared on March 28, 2001, payable July 1, 2001.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


6. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2001, and 2000, are calculated as follows:


                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                             -----------------------------   -----------------------------
                                                  2001            2000            2001            2000
                                             -------------- --------------   -------------- --------------
Basic earnings per share
 Numerator:
    Income available to
      stockholders, as reported              $      14,805  $      33,813    $      37,350  $      62,361
                                             -------------- --------------   -------------- --------------
 Denominator:
    Average number of shares of
      common stock outstanding                      45,873         45,795           45,855         45,939
                                             -------------- --------------   -------------- --------------
 Basic earnings per share                    $        0.32  $        0.74    $        0.81  $        1.36
                                             ============== ==============   ============== ==============
Diluted earnings per share
 Numerator:
    Income available to
      stockholders, as reported              $      14,805  $      33,813    $      37,350  $      62,361
                                             -------------- --------------   -------------- --------------
 Denominator:
    Average number of shares of
      common stock outstanding                      45,873         45,795           45,855         45,939
    Shares issuable upon
      exercise of stock options                        794            813              821            634
                                             -------------- --------------   -------------- --------------
 Total shares                                       46,667         46,608           46,676         46,573
                                             -------------- --------------   -------------- --------------
 Diluted earnings per share                  $        0.32  $        0.73    $        0.80  $        1.34
                                             ============== ==============   ============== ==============

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


7. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and six-month periods ended June 30, 2001 and 2000, respectively are as follows:


                                                                   % of Income Before Income Taxes
                                                      --------------------------------------------------------
                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                      ---------------------------  ---------------------------
                                                            2001        2000            2001        2000
                                                         ----------  ----------      ----------  ----------
Federal statutory rate                                       35.0%       35.0%           35.0%       35.0%
Foreign sales corporation benefit                            (2.5)       (1.4)           (2.5)       (1.5)
State taxes, net of federal tax benefit                       1.0         0.8             1.0         0.7
Depletion                                                    (2.2)       (0.8)           (1.7)       (0.8)
Reversal of valuation allowance                                -           -             (2.0)         -
Other                                                        (0.9)       (2.6)           (0.6)       (2.4)
                                                         ----------  ----------      ----------  ----------
Effective income tax rate                                    30.4%       31.0%           29.2%       31.0%
                                                         ==========  ==========      ==========  ==========


       During the first quarter of 2001, the Company released a valuation allowance required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.

8. At the close of business on May 31, 2001, the Company through its wholly-owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH ("Martinswerk"), including manufacturing facilities and headquarters in Bergheim, Germany and Martinswerk's 50 percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs Breitenau, Austria. The acquisition has been accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The preliminary purchase price plus accrued costs, which is subject to certain adjustments, amounted to $45,375 plus the assumption of certain liabilities and is reflected in the June 30, 2001, balance sheet under the caption "other assets and deferred charges" while the allocation of purchase price is being completed. Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

       Net sales pro forma information is presented as follows for the six-month-periods ended June 30, 2001 and 2000, respectively, prior to the finalization of the purchase price allocation ("PPA"), as if Martinswerk GmbH and Martinswerk's 50% stake in Magnifin Magnesiaprodukte GmbH, which was acquired on May 31, 2001, had been acquired on January 1, 2001 and 2000, respectively. Net income and earnings per share data will be included when the PPA is completed.


                                                Six Months Ended      Six Months Ended
                                                  June 30, 2001         June 30, 2000
                                                ----------------      ----------------
Net Sales                                              $485,682              $520,144
                                                ================      ================

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



                                                        Three Months Ended June 30,
                                                        ----------------------------
                                                        2001                    2000
                                                        ----                    ----
                                                 Revenues    Income      Revenues    Income
                                                ---------- ----------   ---------- ----------
Summary of segment results
Polymer Chemicals                               $ 108,916  $  15,288    $ 125,629  $  32,461
Fine Chemicals                                    102,370      9,198      100,577     19,803
                                                ---------- ----------   ---------- ----------
   Segment totals                               $ 211,286     24,486    $ 226,206     52,264
                                                ==========              ==========
Corporate and other expenses                                  (3,369)                 (2,399)
                                                           ----------              ----------
   Operating profit                                           21,117                  49,865
Interest and financing expenses                               (1,086)                 (1,224)
Other income, net                                              1,236                     363
                                                           ----------              ----------
Income before income taxes                                 $  21,267               $  49,004
                                                           ==========              ==========





                                                         Six Months Ended June 30,
                                                        ----------------------------
                                                        2001                    2000
                                                        ----                    ----
                                                 Revenues    Income      Revenues    Income
                                                ---------- ----------   ---------- ----------
Summary of segment results
Polymer Chemicals                               $ 229,872  $  36,146    $ 253,842  $  59,389
Fine Chemicals                                    205,824     24,090      207,844     41,709
                                                ---------- ----------   ---------- ----------
   Segment totals                               $ 435,696     60,236    $ 461,686    101,098
                                                ==========              ==========
Corporate and other expenses                                  (8,145)                 (9,065)
                                                           ----------              ----------
   Operating profit                                           52,091                  92,033
Interest and financing expenses                               (2,155)                 (2,991)
Other income, net                                              2,818                   1,336
                                                           ----------              ----------
Income before income taxes                                 $  52,754               $  90,378
                                                           ==========              ==========

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


10. On January 1, 2001, the Company adopted Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company's transition adjustment did not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of FAS No. 133, the Company elected not to utilize hedge accounting. Consequently, changes in the fair value of derivatives are recognized in the Company's statement of operations.

       In July 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, Business Combinations. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill, and it requires unallocated negative goodwill to be written off immediately as an extraordinary gain. This Statement is not expected to have a material impact on the Company's financial statements.

       In addition, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. FAS No. 142 also requires that goodwill be allocated at the reporting unit level and is effective for years beginning after December 15, 2001. The Company will discontinue amortization of goodwill as of January 1, 2002 for book purposes, and will comply with periodic impairment test procedures. This Statement is not expected to have a material impact on the Company's financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       ITEM 2.  Management's  Discussion  and Analysis of Results of  Operations
                ----------------------------------------------------------------
                and  Financial  Condition,  Additional  Information  and  Recent
                ----------------------------------------------------------------
                Developments
                ------------

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


       Results of Operations
       ---------------------
       Second  Quarter 2001 Compared with Second Quarter 2000
       ------------------------------------------------------

       Net sales for second quarter 2001 amounted to $211.3 million, down 6.6% or $14.9 million from second quarter 2000 net sales of $226.2 million primarily due to lower shipments of flame retardants and catalysts and additives, lower shipments and prices in the Company's zeolites business, and the net effects of foreign exchange in the European and Asia Pacific regions, partially offset by the increase of $9.5 million in net sales resulting from the May 31, 2001, acquisition of Martinswerk GmbH and higher shipments in oilfield chemicals.

       The gross profit margin decreased to 23.1% in 2001 from 29.2% for the corresponding period in 2000. Second-quarter 2001 operating profit was down 57.7% or $28.7 million from second-quarter 2000 operating profit, which included a one-time special SFAS No. 88 noncash accounting settlement gain of $15.9 million, resulting from an election made to close certain pension contracts in the Company's pension plans. Excluding the one-time special noncash accounting settlement gain in 2000, second-quarter 2001 operating profit was down 37.8% or $12.8 million primarily due to lower shipments of flame retardants and catalysts and additives, lower shipments and lower selling prices in surface actives (zeolites) and the unfavorable net effects of foreign exchange. The preceding unfavorable results for the second quarter of 2001 versus the corresponding second quarter in 2000 were offset, in part, by improved demand in the Company's pharmachemicals and agrichemicals business, lower employee related costs and the benefit of aggressive cost reduction efforts.

       Selling, general and administrative expenses and research and development expenses, decreased 13.8% or $4.4 million in the second quarter of 2001 versus second quarter 2000 primarily due to lower employee related costs and aggressive cost reduction efforts. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 13.1% in 2001 versus 14.2% in the 2000 quarter.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       Operating Segments
       ------------------
       Net sales by reportable business operating segment for the second quarter periods ended June 30, 2001 and 2000 are as follows:


                                                     Net Sales
                                                     ---------
                                                 2001          2000
                                              ----------    ----------
       Polymer Chemicals                       $108,916      $125,629
       Fine Chemicals                           102,370       100,577
                                              ----------    ----------
       Segment totals                          $211,286      $226,206
                                              ==========    ==========

       Polymer Chemicals' net sales for second quarter 2001 decreased 13.3%, or $16.7 million, from second quarter 2000 net sales, primarily due to lower shipments of flame retardants ($12.3 million) offset, in part, by the increase in net sales of $5.7 million, resulting from the May 31, 2001, acquisition of Martinswerk GmbH, lower shipments of catalysts and additives ($7.2 million) and the unfavorable net effects of foreign exchange.

       Fine Chemicals' net sales for second quarter 2001 increased 1.8% or $1.8 million from second quarter 2000 primarily due to higher shipments in oilfield chemicals of $2.3 million, potassium and chlorine chemicals of $1.8 million and agrichemicals of $1.8 million as well as the increase in net sales of $3.8 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH primarily offset by lower shipments and unfavorable pricing in surface actives (zeolites).

       Operating profit by reportable business operating segment for the second quarter periods ended June 30, 2001, and 2000 are as follows:


                                                  Operating Profit
                                                  ----------------
                                                 2001          2000
                                              ----------    ----------
       Polymer Chemicals                        $15,288       $32,461
       Fine Chemicals                             9,198        19,803
                                              ----------    ----------
       Segment totals                            24,486        52,264
       Corporate and other expenses              (3,369)       (2,399)
                                              ----------    ----------
       Operating profit                         $21,117       $49,865
                                              ==========    ==========

       Polymer Chemicals' second quarter 2001 segment operating profit was down 52.9% or $17.2 million from second quarter 2000 primarily due to decreased shipments in flame retardants and catalysts and additives and the unfavorable net effects of foreign exchange in second quarter 2001 versus second quarter 2000. Polymer Chemicals' second quarter 2000 segment operating profit included an allocation of $6.0 million related to the one-time special SFAS No. 88 settlement gain. Excluding the one-time gain in 2000, Polymer Chemicals' segment operating profit was down 42.2% or $11.2 million from second quarter 2000.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       Fine Chemicals' second quarter 2001 segment operating profit decreased 53.6% or $10.6 million from second quarter 2000 primarily due to lower shipments and lower sales pricing in surface actives (zeolites) partially offset by improved demand in agrichemicals and pharmachemicals. Fine Chemicals' second quarter 2000 segment operating profit included an allocation of $6.2 million related to the one-time special SFAS No. 88 settlement gain. Excluding the one-time gain in 2000, Fine Chemicals' segment operating profit was down 32.5% or $4.4 million from second quarter 2000.

       Excluding the allocation of $3.7 million related to the one-time special SFAS No. 88 settlement gain in the second quarter of 2000, corporate and other expenses for the second quarter of 2001 were down 45.1% percent or $2.8 million from second quarter 2000 primarily due to lower employee related costs and aggressive cost reduction efforts.

       Interest  and  Financing  Expenses
       ----------------------------------
       Interest and financing expenses for second quarter 2001 decreased $0.1 million from $1.2 million in second quarter 2000.

       Other Income, Net
       -----------------
       Other income, net for the second quarter 2001 amounted to $1.2 million, up $0.8 million from the corresponding period in 2000.

       Income Taxes
       ------------
       Income taxes for second quarter 2001 were lower compared to the same period in 2000 primarily due to lower income before taxes in 2001. The second quarter 2001 effective income tax rate was 30.4%, down from 31.0% in second quarter 2000.


       Results of Operations
       ---------------------
       Six Months 2001 Compared with Six Months 2000
       ---------------------------------------------

       Net sales for the first six months of 2001 amounted to $435.7 million, down 5.6% or $26.0 million from the corresponding period of 2000 net sales of $461.7 million primarily due to lower shipments of catalysts and additives, lower shipments and unfavorable prices in the Company's zeolites business and lower shipments of flame retardants and the net effects of foreign exchange in the European and Asia Pacific regions, partially offset by the increase in net sales of $9.5 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH and higher shipments in oilfield chemicals.

       The gross profit margin decreased to 24.8% in the first six months of 2001 from 30.5% for the corresponding period in 2000. The first six months of 2001 operating profit was down 43.4% or $39.9 million from the 2000 period, which included a one-time special SFAS No. 88 noncash accounting settlement gain of $15.9 million, resulting from an election made to close certain pension contracts in the Company's pension plans. Excluding the one-time special noncash accounting settlement gain in 2000, operating profit for the first six months of 2001 was down 31.6% or $24.0 million from 2000 primarily due to lower shipments and lower sales pricing in surface actives (zeolites), lower shipments of catalysts and additives and flame retardants, higher overall raw material and energy costs, the impact of business interruptions at our plants and those of certain of our customers, net of accrued insurance recoveries and the unfavorable net effects of foreign exchange. The preceding unfavorable results for the first six months of 2001 versus the corresponding period in 2000 were offset, in part, by lower employee related costs, the benefit of aggressive cost reduction efforts and improved demand in the Company's agrichemicals business.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       Selling, general and administrative expenses and research and development expenses, decreased 13.0% or $8.4 million in the first six months of 2001 versus the 2000 period primarily due to lower employee related costs and the benefit of aggressive cost reduction efforts. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 12.9% in the first six months 2001 versus 14.0% in the corresponding period of 2000.

       Operating Segments
       ------------------
       Net sales by reportable business operating segment for the six-months periods ended June 30, 2001 and 2000 are as follows:


                                                     Net Sales
                                                     ---------
                                                 2001          2000
                                              ----------    ----------
       Polymer Chemicals                       $229,872      $253,842
       Fine Chemicals                           205,824       207,844
                                              ----------    ----------
       Segment totals                          $435,696      $461,686
                                              ==========    ==========

       Polymer Chemicals' net sales for the first six months of 2001 decreased 9.4% or $24.0 million from the corresponding period in 2000 primarily due to lower shipments in catalysts and additives of $15.3 million and in flame retardants of $9.4 million offset, in part, by the increase in net sales of $5.7 million, resulting from the May 31, 2001, acquisition of Martinswerk GmbH and the unfavorable net effects of foreign exchange.

       Fine Chemicals' net sales for the first six months of 2001 decreased 1.0% or $2.0 million from the corresponding period in 2000 primarily due to lower shipments and unfavorable pricing in surface actives (zeolites) primarily offset by higher shipments in oilfield chemicals of $4.4 million as well as the increase in net sales of $3.8 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH and higher shipments of potassium and chlorine chemicals of $1.7 million.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       Operating profit by reportable business operating segment for the six-months periods ended June 30, 2001, and 2000 are as follows:


                                                  Operating Profit
                                                  ----------------
                                                 2001          2000
                                              ----------    ----------
       Polymer Chemicals                        $36,146       $59,389
       Fine Chemicals                            24,090        41,709
                                              ----------    ----------
       Segment totals                            60,236       101,098
       Corporate and other expenses              (8,145)       (9,065)
                                              ----------    ----------
       Operating profit                         $52,091       $92,033
                                              ==========    ==========

       Polymer Chemicals' first six months of 2001 segment operating profit was down 39.1% or $23.2 million from the corresponding period in 2000 primarily due to decreased shipments in catalysts and additives and flame retardants, higher raw material and energy costs, the impact of business interruptions at our plants and those of certain of our customers, net of accrued insurance recoveries and the unfavorable net effects of foreign exchange in the 2001 period versus the 2000 period. Polymer Chemicals' segment operating profit for the first six months of 2000 included an allocation of $6.0 million related to the one-time special SFAS No. 88 settlement gain. Excluding the one-time gain in 2000, Polymer Chemicals' segment operating profit for the first six months of 2001 was down 32.3% or $17.2 million from the corresponding period in 2000.

       Fine Chemicals' first six months of 2001 segment operating profit decreased 42.2% or $17.6 million from the corresponding period in 2000 primarily due to lower shipments and lower sales pricing in surface actives (zeolites), higher raw material and energy costs, the impact of business interruptions at our plants, net of accrued insurance recoveries partially offset by improved demand in agrichemicals. Fine Chemicals' segment operating profit for the first six months of 2000 included an allocation of $6.2 million related to the one-time special SFAS No. 88 settlement gain. Excluding the one-time gain in 2000, Fine Chemicals' segment operating profit for the first six months of 2001 was down 32.2% or $11.4 million from the corresponding period in 2000.

       Excluding the allocation of $3.7 million related to the one-time special SFAS No. 88 settlement gain in the first six months of 2000, corporate and other expenses for the first six months of 2001 were down 36.4% percent or $4.6 million from the corresponding period of 2000 primarily due to lower employee related costs and the benefit of aggressive cost reduction efforts.

       Interest and Financing Expenses
       -------------------------------
       Interest and financing expenses for the first six months of 2001 decreased $0.8 million from $3.0 million in the corresponding period of 2000 primarily due to lower average outstanding debt.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       Other Income, Net
       -----------------
       Other income, net for the first six months of 2001 amounted to $2.8 million, up $1.5 million from the corresponding period in 2000.

       Income Taxes
       ------------

       Income taxes for the first six months of 2001 were lower compared to the same period in 2000 due to lower income before taxes and the reversal in 2001 of a deferred tax valuation allowance associated with one of the Company's foreign subsidiaries. The effective income tax rate for the first six months of 2001 was 29.2%, down from 31.0% in the corresponding period of 2000.


       Financial Condition and Liquidity
       ---------------------------------

       Cash  and  cash   equivalents  at  June  30,  2001,  were  $7.9  million,
       representing a decrease of $11.4 million from $19.3 million at year-end 2000.

       Cash flows provided from operating activities of $68.4 million, together with $44 million of proceeds from borrowings from the Company's Revolving Credit Agreement and $11.4 million of existing cash and cash equivalents were used to cover acquisition of the Martinswerk business, capital expenditures, payment of dividends, repayment of debt and additional investments in the Company's joint ventures. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

       The change in the Company's accumulated other comprehensive (loss) income from December 31, 2000, was primarily due to net foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro and the Japanese yen.

       The noncurrent portion of the Company's long-term debt amounted to $109.4 million at June 30, 2001, compared to $97.7 million at the end of 2000. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 15.9% at June 30, 2001. The Company is guarantor of $5.2 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 16.6% at June 30, 2001.

       The Company's capital expenditures in the first six months of 2001 were slightly higher than the same period of 2000. For the year capital expenditures are forecasted to be higher than the 2000 level. Capital spending will be financed primarily with cash flow from operations with additional cash, if any, provided from additional debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

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


       Additional Information
       ----------------------

       Outlook
       -------
       In Fine Chemicals, we believe we'll see improvements in our pharmachemicals and agrichemicals business. To realize such improvements it is important that our ibuprofen operation, currently running near capacity, must meet anticipated strong second-half customer demand. We are confident, provided the announced plant expansion plans currently underway are completed as scheduled, we can meet this demand. We continue to position our oilfield chemicals and bromine derivatives for the future with progress on our joint venture bromine project in Jordan. We expect to see 2001 Fine Chemicals' results slightly below or even with 2000 levels.

       In Polymer Chemicals, we foresee continued softness in our flame retardants business due to continuing weakness in end-use electronics markets. In addition, with an expected slow recovery in polyolefins impacting our catalyst and additives businesses, it is likely our second-quarter 2001 level of performance in Polymer Chemicals will continue throughout the second half. We will continue to manage our way through this difficult economic situation proactively, positioning ourselves to take full advantage for an ultimate recovery, while staying focused on long-term strategies, which we believe to be sound.

       Additional information regarding the Company, its products, markets and financial performance is provided at the Company's Internet web site, www.Albemarle.com.


       Recent Developments
       -------------------

       In early July, the Company announced the completion of its acquisition of the custom and fine chemicals businesses of ChemFirst Inc.(NYSE:CEM) for $79 million in cash, which will be financed through the Company's existing Revolving Credit Agreement. The Asset Purchase Agreement also provides for additional contingent payments to ChemFirst not expected to exceed $10 million. Albemarle's new businesses focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also include additives for ultraviolet light-cured polymer coatings which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP pilot plant in Dayton, Ohio.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


       ITEM 3. Quantitative and Qualitative  Disclosures About Market Risk
               -----------------------------------------------------------
       There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 2000.



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


       ITEM 6. Exhibits and Reports on Form 8-K
               --------------------------------

              (a)  Exhibits

                    The following documents are filed as exhibits to this Form 10-Q pursuant to Item 601 of Regulation S-K:

                    21. List  of  the  Company's  significant  subsidiaries  as adjusted to reflect the acquisition of Martinswerk GmbH (filed herewith).

                    99. List of Albemarle Corporation Officers (filed herewith).

              (b) The report on Form 8-K filed June 1, 2001, related to the May 31, 2001, completion of the acquisition of Martinswerk GmbH is incorporated herein by reference.

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


                                              ALBEMARLE CORPORATION
                                              ---------------------
                                              (Registrant)


Date: August 13, 2001                         By: s/ Robert G. Kirchhoefer
                                                  -----------------------------
                                                  Robert G. Kirchhoefer
                                                  Treasurer and
                                                       Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
                                                                       Page
                                                                      Number
                                                                      ------
EXHIBIT
-------

21.     List of Albemarle Corporation Subsidiaries                       23

99.     List of Albemarle Corporation Officers                           24