Form 10-Q
period 2001-09-30
ALBEMARLE CORP
filed 2001-11-13
CIK 915913

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 2001

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


Number of shares of common stock, $.01 par value, outstanding as of October 31, 2001: 45,469,767

                              ALBEMARLE CORPORATION

                                    I N D E X

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION

 ITEM 1. Financial Statements

         Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000                                                3-4

         Consolidated Statements of Income - Three- and Nine-
         Months Ended September 30, 2001 and 2000                         5

         Consolidated Statements of Comprehensive Income - Three-
         and Nine- Months Ended September 30, 2001 and 2000               6

         Condensed Consolidated Statements of Cash Flows -
         Nine- Months Ended September 30, 2001 and 2000                   7

         Notes to the Consolidated Financial Statements                   8-13

 ITEM 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition, and Additional
              Information                                                 14-20

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       20

PART II. OTHER INFORMATION

 ITEM 1. Legal Proceedings                                                20

 ITEM 6. Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                21

EXHIBIT INDEX                                                             22

 EXHIBIT 99    List of Albemarle Corporation Officers

PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements
           --------------------

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                         September 30, 2001     December 31, 2000
                                                         ------------------     ------------------
                                                             (Unaudited)

                                ASSETS

Current assets:

  Cash and cash equivalents                              $          34,222      $          19,300
  Accounts receivable, less allowance for doubtful
      accounts (2001 - $3,446;  2000 - $2,119)                     185,475                174,297
  Inventories:
          Finished goods                                           128,075                 79,143
          Raw materials                                             23,431                 10,804
          Stores, supplies and other                                22,426                 17,471
                                                         ------------------     ------------------
                                                                   173,932                107,418
  Deferred income taxes and prepaid expenses                        18,137                 14,139
                                                         ------------------     ------------------
          Total current assets                                     411,766                315,154
                                                         ------------------     ------------------
Property, plant and equipment, at cost                           1,421,815              1,326,534
      Less accumulated depreciation and amortization               882,901                836,460
                                                         ------------------     ------------------
          Net property, plant and equipment                        538,914                490,074
Prepaid pension assets                                             124,869                111,537
Other assets and deferred charges                                   58,339                 42,583
Goodwill and other intangibles, net of amortization                 32,573                 22,455
                                                         ------------------     ------------------
Total assets                                             $       1,166,461      $         981,803
                                                         ==================     ==================

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                         September 30, 2001     December 31, 2000
                                                         ------------------     ------------------
                                                             (Unaudited)

               LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:

  Accounts payable                                       $          68,839      $          72,296
  Long-term debt, current portion                                  171,596                    299
  Accrued expenses                                                  69,033                 56,932
  Dividends payable                                                  5,649                  5,956
  Income taxes payable                                              25,765                  6,633
                                                         ------------------     ------------------
          Total current liabilities                                340,882                142,116
                                                         ------------------     ------------------
Long-term debt                                                      12,367                 97,681
Other noncurrent liabilities                                       121,647                 83,496
Deferred income taxes                                               97,349                 99,603
Shareholders equity:
     Common stock, $.01 par value, issued and outstanding-
       45,758,467 in 2001 and 45,823,743 in 2000                       458                    458
     Additional paid-in capital                                     55,846                 57,223
     Accumulated other comprehensive (loss)                        (14,223)               (14,688)
     Retained earnings                                             552,135                515,914
                                                         ------------------     ------------------
          Total shareholders' equity                               594,216                558,907
                                                         ------------------     ------------------
Total liabilities and shareholders equity               $        1,166,461      $         981,803
                                                         ==================     ==================

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                    --------------------------------------   --------------------------------------
                                                           2001                2000                 2001                2000
                                                    ------------------  ------------------   ------------------  ------------------
Net sales                                           $         242,017   $         237,053    $         677,713   $         698,739
Cost of goods sold                                            185,336             168,214              512,841             489,292
                                                    ------------------  ------------------   ------------------  ------------------
   Gross profit                                                56,681              68,839              164,872             209,447
Selling, general and administrative
    expenses                                                   25,822              27,106               70,712              79,114
Research and development
    expenses                                                    5,603               6,989               16,813              19,456
Special item                                                     -                   -                    -                (15,900)
                                                    ------------------  ------------------   ------------------  ------------------
    Operating profit                                           25,256              34,744               77,347             126,777
Interest and financing expenses                                (2,013)             (1,551)              (4,168)             (4,542)
Other income, net                                                 975               1,164                3,793               2,500
                                                    ------------------  ------------------   ------------------  ------------------
Income before income taxes                                     24,218              34,357               76,972             124,735
Income taxes                                                    7,457              10,651               22,861              38,668
                                                    ------------------  ------------------   ------------------  ------------------
Net income                                          $          16,761   $          23,706    $          54,111   $          86,067
                                                    ==================  ==================   ==================  ==================
Basic earnings per share                            $            0.37   $            0.52    $            1.18   $            1.88
                                                    ==================  ==================   ==================  ==================
Diluted earnings per share                          $            0.36   $            0.51    $            1.16   $            1.85
                                                    ==================  ==================   ==================  ==================
Cash dividends declared per share of common stock   $            0.13   $            0.11    $            0.39   $            0.33
                                                    ==================  ==================   ==================  ==================

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                    --------------------------------------   --------------------------------------
                                                           2001                2000                 2001                2000
                                                    ------------------  ------------------   ------------------  ------------------
Net income                                          $          16,761   $          23,706    $          54,111   $          86,067

Other comprehensive income (loss),
   net of tax:
   Unrealized gain (loss) on securities
      available for sale                                         (102)                193                 (341)                525
   Foreign currency translation
      adjustments                                               7,307              (4,484)                 806              (8,741)
                                                    ------------------  ------------------   ------------------  ------------------
Other comprehensive income (loss)                               7,205              (4,291)                 465              (8,216)
                                                    ------------------  ------------------   ------------------  ------------------
Comprehensive income                                $          23,966   $          19,415    $          54,576   $          77,851
                                                    ==================  ==================   ==================  ==================

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                 -----------------------------------------
                                                                        2001                    2000
                                                                 ------------------     ------------------
Cash and cash equivalents at beginning of year                   $          19,300      $          48,621
Cash flows from operating activities:
   Net income                                                               54,111                 86,067
   Adjustments to reconcile net income to cash flows from
   operating activities:
    Depreciation and amortization                                           55,461                 54,312
    Special item                                                                -                 (15,900)
    Working capital increase excluding cash and cash
     equivalents, net of effects of acquisition of businesses               (7,303)                (5,383)
   Other, net                                                                 (278)                 1,222
                                                                 ------------------     ------------------
Net cash provided from operating activities                                101,991                120,318
                                                                 ------------------     ------------------

Cash flows from investing activities:
   Acquisition of businesses, including expenses, net of
     $5,500 cash acquired                                                 (113,000)               (33,000)
   Capital expenditures                                                    (37,928)               (40,219)
   Investments in joint ventures and nonmarketable securities               (6,216)                (7,978)
   Other, net                                                                  767                  1,392
                                                                 ------------------     ------------------
Net cash used in investing activities                                     (156,377)               (79,805)
                                                                 ------------------     ------------------

Cash flows from financing activities:
   Proceeds from borrowings                                                122,850                 19,786
   Repayments of long-term debt                                            (36,211)               (67,400)
   Dividends paid                                                          (18,194)               (14,711)
   Purchases of common stock                                                (2,202)                (8,893)
   Proceeds from exercise of stock options                                     677                    863
                                                                 ------------------     ------------------
Net cash provided from (used in) financing activities                       66,920                (70,355)
                                                                 ------------------     ------------------
Net effect of foreign exchange on cash and cash equivalents                  2,388                     68
                                                                 ------------------     ------------------
Net increase (decrease) in cash and cash equivalents                        14,922                (29,774)
                                                                 ------------------     ------------------

Cash and cash equivalents at end of period                       $          34,222      $          18,847
                                                                 ==================     ==================

         See accompanying notes to the consolidated financial statements

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary to present fairly, in all material respects, the Company's consolidated financial position as of September 30, 2001, and December 31, 2000, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2001, and 2000, and condensed consolidated cash flows for the nine-month periods ended September 30, 2001, and 2000. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report & Form 10-K filed on February 28, 2001. The December 31, 2000, consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine- month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.  Long-term debt consists of the following:

                                          September 30,           December 31,
                                              2001                   2000
                                       ------------------     ------------------
     Variable-rate bank loans          $         157,100      $          70,000
     Foreign borrowings                           14,832                 15,916
     Industrial revenue bonds                     11,000                 11,000
     Miscellaneous                                 1,031                  1,064
                                       ------------------     ------------------
         Total                                   183,963                 97,980
     Less amounts due within one year            171,596                    299
                                       ------------------     ------------------
         Long-term debt                $          12,367      $          97,681
                                       ==================     ==================


    The Company's Competitive Advance and Revolving Facility Agreement ("Revolving Credit Agreement") will mature on September 29, 2002.
    Accordingly, the balance outstanding thereto is included in current liabilities. The Company anticipates entering into a new long-term agreement in the coming months.

3. Cost of goods sold includes foreign exchange transaction gains (losses) of $976 and ($1,089), and $390 and $209 for the three- and nine-month periods ended September 30, 2001, and 2000, respectively.

4. In April 2000, the Company made a change in election for certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash special accounting settlement gain of $15,900 ($10,128 after income taxes), or 22 cents per share on a fully diluted basis, in accordance with Financial Accounting Standards Board `s ("FASB")

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


    Statement of Financial Accounting Standards ("SFAS") No. 88 "Employer's Accounting for Settlements and Curtailments of Defined Pension Plans and Termination Benefits." The special item gain did not affect any retiree benefits or benefit programs of the Company.

5. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2001, and 2000, are calculated as follows:

                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                    --------------------------------------   --------------------------------------
                                                           2001                2000                 2001                2000
                                                    ------------------  ------------------   ------------------  ------------------
Basic earnings per share

Numerator:
    Income available to stockholders,
      as reported                                   $          16,761   $          23,706    $          54,111   $          86,067
                                                    ------------------  ------------------   ------------------  ------------------
Denominator:
    Average number of shares of
      common stock outstanding                                 45,870              45,816               45,860              45,898
                                                    ------------------  ------------------   ------------------  ------------------
Basic earnings per share                            $            0.37   $            0.52    $            1.18   $            1.88
                                                    ==================  ==================   ==================  ==================

Diluted earnings per share

Numerator:
    Income available to stockholders,
      as reported                                   $          16,761   $          23,706    $          54,111   $          86,067
                                                    ------------------  ------------------   ------------------  ------------------
Denominator:
    Average number of shares of
      common stock outstanding                                 45,870              45,816               45,860              45,898
    Shares issuable upon
      exercise of stock options                                   669                 868                  771                 712
                                                    ------------------  ------------------   ------------------  ------------------
           Total shares                                        46,539              46,684               46,631              46,610
                                                    ------------------  ------------------   ------------------  ------------------
 Diluted earnings per share                         $            0.36   $            0.51    $            1.16   $            1.85
                                                    ==================  ==================   ==================  ==================

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


6. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and nine-month periods ended September 30, 2001 and 2000, respectively are as follows:

                                                                        % of Income Before Income Taxes
                                                    -------------------------------------------------------------------------------
                                                             Three Months Ended                       Nine Months Ended
                                                                September 30,                           September 30,
                                                    --------------------------------------   --------------------------------------
                                                           2001                2000                 2001                2000
                                                    ------------------  ------------------   ------------------  ------------------
Federal statutory rate                                     35.0%               35.0%                35.0%               35.0%
Foreign sales corporation benefit                          (0.2)               (6.0)                (1.8)               (2.7)
State taxes, net of federal tax benefit                     1.2                  --                  1.1                 0.5
Depletion                                                  (2.1)               (1.1)                (1.8)               (0.9)
Reversal of valuation allowance                              --                  --                 (1.4)                 --
Other                                                      (3.1)                3.1                 (1.4)               (0.9)
                                                    ------------------  ------------------   ------------------  ------------------
Effective income tax rate                                  30.8%               31.0%                29.7%               31.0%
                                                    ==================  ==================   ==================  ==================

    During the first quarter of 2001, the Company released a valuation allowance required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.

7. On May 31, 2001, the Company, through its wholly owned subsidiary Albemarle Deutschland GmbH, completed the acquisition of Martinswerk GmbH ("Martinswerk"), including manufacturing facilities and headquarters in Bergheim, Germany and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs Breitenau, Austria. The acquisition was financed through the Company's existing Revolving Credit Agreement. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The US GAAP purchase price allocation, which amounted to approximately $34,000 in cash plus expenses and the assumption of approximately $60,000 in current and long-term liabilities, have been recorded in the accompanying financial statements at September 30, 2001, to the extent possible based upon the use of certain estimates. The assets acquired and liabilities assumed have been based upon information currently available and on current assumptions as to future operations. The Company is also completing the review and determination of the fair values of the other assets acquired and liabilities assumed. Accordingly, the allocation of the purchase price is subject to revision, based upon the final determination of certain issues. Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


    On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. (NYSE:CEM) for approximately $79,000 in cash, plus the assumption of certain current liabilities and expenses associated with the acquisition. The acquisition was financed through the Company's existing Revolving Credit Agreement. The Asset Purchase Agreement provides for additional contingent payments to ChemFirst Inc. not expected to exceed $10,000. The US GAAP purchase price allocation, excluding the effects of additional contingent consideration, has been included in the September 30, 2001 financial statements based upon the use of certain estimates. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The purchase price allocation will be finalized by December 31, 2001. Albemarle's new businesses focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also include additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio.

    Pro forma information is presented as follows for the nine-month periods ended September 30, 2001 and 2000, respectively, and the three-month period ended September 30, 2000, prior to the finalization of the purchase price allocations, as if Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001 and July 1, 2001, respectively, had been acquired on January 1, 2000.



                                       Nine Months Ended        Nine Months Ended      Three Months Ended
                                       September 30, 2001      September 30, 2000      September 30, 2000
                                      ---------------------   ----------------------  ----------------------

     Net sales                        $            748,239    $             915,656   $             335,716
                                      =====================   ======================  ======================


     Net income                       $             56,513    $              96,090   $              28,815
                                      =====================   ======================  ======================

     Diluted earnings  per
       share                          $               1.21    $                2.06   $                0.62
                                      =====================   ======================  ======================


    The pro forma information presented above includes adjustments for interest expense, depreciation, amortization of intangibles as well as various other income statement accounts in order to properly present results of operations for the Company as if the acquisitions were made on January 1, 2000.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


8. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals and pharmachemicals, performance chemicals and fine chemistry services. Segment data includes intersegment transfers of raw materials at cost and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items not allocated to the reportable segments.


                                                 Three Months Ended September 30,
                                    ----------------------------------------------------------
                                               2001                            2000
                                    ---------------------------     --------------------------
Summary of segment results            Net Sales       Income          Net Sales      Income
                                    ------------   ------------     ------------  ------------
Polymer Chemicals                   $   117,558    $    14,217      $   128,799   $    28,289
Fine Chemicals                          124,459         18,065          108,254        15,044
                                    ------------   ------------     ------------  ------------
   Segment totals                   $   242,017         32,282      $   237,053        43,333
Corporate and other expenses        ============        (7,026)     ============       (8,589)
                                                   ------------                   ------------
   Operating profit                                     25,256                         34,744
Interest and financing expenses                         (2,013)                        (1,551)
Other income, net                                          975                          1,164
                                                   ------------                   ------------
Income before income taxes                         $    24,218                    $    34,357
                                                   ============                   ============


                                               Nine Months Ended September 30,
                                    ----------------------------------------------------------
                                               2001                            2000
                                    ---------------------------     --------------------------
Summary of segment results            Net Sales       Income          Net Sales      Income
                                    ------------   ------------     ------------  ------------
Polymer Chemicals                   $   347,430    $    50,363      $   382,641   $    87,678
Fine Chemicals                          330,283         42,155          316,098        56,753
                                    ------------   ------------     ------------  ------------
   Segment totals                   $   677,713         92,518      $   698,739       144,431
Corporate and other expenses        ============       (15,171)     ============      (17,654)
                                                   ------------                   ------------
   Operating profit                                     77,347                        126,777
Interest and financing expenses                         (4,168)                        (4,542)
Other income, net                                        3,793                          2,500
                                                   ------------                   ------------
Income before income taxes                         $    76,972                    $   124,735
                                                   ============                   ============

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


9. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's transition adjustment did not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of SFAS No. 133, the Company elected not to utilize hedge accounting. Consequently, changes in the fair value of derivatives are recognized in the Company's statement of operations.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. This Statement is not expected to have a material impact on the Company's financial statements.

    Also during July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. The statement is effective for years beginning after December 15, 2001. The Company will discontinue amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. This Statement is not expected to have a material impact on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS No. 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

    During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived-Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements with fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.

  ITEM 2.  Management's Discussion and Analysis of Results of Operations and
           -----------------------------------------------------------------
           Financial Condition and Additional Information
           ----------------------------------------------

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


    Results of Operations
    ---------------------
    Third Quarter 2001 Compared with Third Quarter 2000
    ---------------------------------------------------

    Net sales for third quarter 2001 amounted to $242.0 million, up 2.1% or $4.9 million from third quarter 2000 net sales of $237.1 million primarily due to $45.8 million in net sales resulting from the May 31, 2001, acquisition of Martinswerk GmbH and the July 1, 2001 acquisition of the custom and fine chemicals businesses of ChemFirst Inc. offset, in part, by lower shipments and prices in the Company's zeolite business and lower shipments of flame retardants and catalysts and additives.

    The gross profit margin decreased to 23.4% in 2001 from 29.0% for the corresponding period in 2000. Third quarter 2001 operating profit was down 27.3% or $9.5 million from third quarter 2000 operating profit primarily due to lower shipments and the effects of lower utilization of plant facilities in flame retardants and lower shipments and lower selling prices in surface actives (zeolites) offset, in part, by improved demand in the Company's pharmachemicals and agrichemicals business.

    Selling, general and administrative expenses ("SG&A") and research and development expenses ("R&D"), decreased 7.8% or $2.7 million in the third quarter of 2001 versus third quarter 2000 primarily due to lower outside consulting expenses and additional cost reduction efforts throughout the Company in 2001 offset, in part, by higher SG&A and R&D costs related to the acquisitions in 2001. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 13.0% in 2001 versus 14.4% in the 2000 quarter.

    Operating Segments
    ------------------
    Net sales by reportable business operating segment for the third quarter periods ended September 30, 2001 and 2000 are as follows:


                                                       Net Sales
                                                       ---------
                                                     (In Thousands)

                                                   2001          2000
                                                ----------    ----------
    Polymer Chemicals                            $117,558      $128,799
    Fine Chemicals                                124,459       108,254
                                                ----------    ----------
    Segment totals                               $242,017      $237,053
                                                ==========    ===========

    Polymer Chemicals' net sales for third quarter 2001 decreased 8.7%, or $11.2 million, from third quarter 2000 net sales, primarily due to $24.4 in lower shipments and pricing of flame retardants and $4.8 in lower shipments and pricing of catalysts and additives offset, in part, by net sales of $17.5 million, resulting from the May 31, 2001, acquisition of Martinswerk GmbH.

    Fine Chemicals' net sales for third quarter 2001 increased 15.0% or $16.2 million from third quarter 2000 primarily due to net sales of $28.2 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH and the July 1, 2001, acquisition of the custom and fine chemicals businesses of ChemFirst Inc. and $3.6 million in increased shipments in pharmachemicals primarily offset by lower shipments and unfavorable pricing in surface actives (zeolites) and $5.3 million in lower shipments in agrichemicals.

    Operating profit by reportable business operating segment for the third quarter periods ended September 30, 2001, and 2000 are as follows:


                                                    Operating Profit
                                                    ----------------
                                                     (In Thousands)

                                                   2001          2000
                                                ----------    ----------
    Polymer Chemicals                             $14,217       $28,289
    Fine Chemicals                                 18,065        15,044
                                                ----------    ----------
    Segment totals                                 32,282        43,333
    Corporate and other expenses                   (7,026)       (8,589)
                                                ----------    ----------
    Operating profit                              $25,256       $34,744
                                                ==========    ==========

    Polymer Chemicals' third quarter 2001 segment operating profit was down 49.7% or $14.1 million from third quarter 2000 primarily due to $13.8 million in decreased shipments and the effects of lower utilization of plant facilities in flame retardants.

    Fine Chemicals' third quarter 2001 segment operating profit increased 20.1% or $3.0 million from third quarter 2000 primarily due to $6.2 million in improved performance in agrichemicals and pharmachemicals and favorable costs in bromine and derivatives partially offset by lower shipments and lower sales pricing in surface actives (zeolites).

    Corporate and other expenses for the third quarter of 2001 were down 18.2% percent or $1.6 million from third quarter 2000 primarily due to lower outside consulting expenses, lower employee related costs and cost reduction efforts.

    Interest and Financing Expenses
    -------------------------------
    Interest and financing expenses for third quarter 2001 increased $0.5 million from $1.6 million in third quarter 2000 due to higher average outstanding debt related to the acquisition of Martinswerk and the custom and fine chemicals businesses of ChemFirst Inc. in 2001.

    Other Income, Net
    -----------------
    Other income, net for the third quarter 2001 amounted to $1.0 million, down $0.2 million from the corresponding period in 2000.

    Income Taxes
    ------------
    Income taxes for third quarter 2001 were lower compared to the same period in 2000 primarily due to lower income before taxes in 2001. The third quarter 2001 effective income tax rate was 30.8%, down from 31.0% in third quarter 2000.


    Results of Operations
    ---------------------
    Nine Months 2001 Compared with Nine Months 2000
    -----------------------------------------------

    Net sales for the first nine months of 2001 amounted to $677.7 million, down 3.0% or $21.0 million from the corresponding period of 2000 net sales of $698.7 million primarily due to $35.8 million in lower shipments and lower pricing of flame retardants, lower shipments and unfavorable pricing in the Company's zeolite business, $20.1 million in lower shipments of catalysts and additives, and the net effects of foreign exchange in the European and Asia Pacific regions, partially offset by net sales of $55.2 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH and the July 1, 2001, acquisition of the custom and fine chemicals businesses of ChemFirst Inc. and $4.6 million in higher shipments in oil field chemicals.

    The gross profit margin decreased to 24.3% in the first nine months of 2001 from 30.0% for the corresponding period in 2000. The first nine months of 2001 operating profit was down 39.0% or $49.4 million from the 2000 period, which included a one-time special SFAS No. 88 noncash accounting settlement gain of $15.9 million resulting from an election made to close certain pension contracts in the Company's pension plans. Excluding the one-time special noncash accounting settlement gain in 2000, operating profit for the first nine months of 2001 was down 30.2% or $33.5 million from 2000 primarily due to lower shipments in flame retardants, lower shipments and lower sales pricing in surface actives (zeolites), lower shipments of catalysts and additives, higher overall raw material and energy costs and the unfavorable net effects of foreign exchange. Results for the first nine months of 2001 reflect improved performance in the Company's agrichemicals and pharmachemicals businesses and the benefit of cost reduction efforts.

    Selling, general and administrative expenses and research and development expenses, decreased 11.2% or $11.0 million in the first nine months of 2001 versus the 2000 period primarily due to lower employee related costs, the benefit of cost reduction efforts and the reduction in focus of corporate research and development efforts, offset, in part, by a $4.0 million increase in recurring selling, general and administrative expenses and research and development expenses associated with the acquisitions during 2001. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 12.9% in the first nine months 2001 versus 14.1% in the corresponding period of 2000.

    Operating Segments
    ------------------
    Net sales by reportable business operating segment for the nine-months periods ended September 30, 2001 and 2000 are as follows:


                                                       Net Sales
                                                       ---------
                                                     (In Thousands)

                                                   2001          2000
                                                ----------    ----------
    Polymer Chemicals                            $347,430      $382,641
    Fine Chemicals                                330,283       316,098
                                                ----------    ----------
    Segment totals                               $677,713      $698,739
                                                ==========    ==========

    Polymer Chemicals' net sales for the first nine months of 2001 decreased 9.2% or $35.2 million from the corresponding period in 2000 primarily due to $35.8 million in lower shipments and pricing in flame retardants, and $20.1 million in catalysts and additives and the unfavorable net effects of foreign exchange offset, in part, by net sales of $23.5 million, resulting from the May 31, 2001, acquisition of Martinswerk GmbH.

    Fine Chemicals' net sales for the first nine months of 2001 increased 4.5% or $14.2 million from the corresponding period in 2000 primarily due to net sales of $31.7 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH and $4.6 million in higher shipments of oil field chemicals offset, in part, by lower shipments and unfavorable pricing in surface actives (zeolites).

    Operating  profit  by  reportable   business   operating   segment  for  the
    nine-months periods ended September 30, 2001, and 2000 are as follows:


                                                    Operating Profit
                                                    ----------------
                                                     (In Thousands)

                                                   2001          2000
                                                ----------    ----------
    Polymer Chemicals                             $50,363       $87,678
    Fine Chemicals                                 42,155        56,753
                                                ----------    ----------
    Segment totals                                 92,518       144,431
    Corporate and other expenses                  (15,171)      (17,654)
                                                ----------    ----------
    Operating profit                              $77,347      $126,777
                                                ==========    ==========

    Polymer Chemicals' first nine months of 2001 segment operating profit was down 42.6% or $37.3 million from the corresponding period in 2000 primarily due to lower shipments and pricing in flame retardants, lower shipments in catalysts and additives, higher raw material and energy costs and the unfavorable net effects of foreign exchange in the 2001 period versus the 2000 period. Polymer Chemicals' segment operating profit for the first nine months of 2000 included an allocation of $6.0 million related to the one-time special SFAS No. 88 settlement gain. Excluding the one-time gain in 2000, Polymer Chemicals' segment operating profit for the first nine months of 2001 was down 38.3% or $31.3 million from the corresponding period in 2000.

    Fine Chemicals' first nine months of 2001 segment operating profit decreased 25.7% or $14.6 million from the corresponding period in 2000 primarily due to lower shipments and lower pricing in surface actives (zeolites) and higher raw material and energy costs partially offset by improved performance in the agrichemicals and pharmachemicals businesses. Fine Chemicals' segment operating profit for the first nine months of 2000 included an allocation of $6.2 million related to the one-time special SFAS No. 88 settlement gain. Excluding the one-time gain in 2000, Fine Chemicals' segment operating profit for the first nine months of 2001 was down 16.6% or $8.4 million from the corresponding period in 2000.

    Excluding the allocation of $3.7 million related to the one-time special SFAS No. 88 settlement gain in the first nine months of 2000, corporate and other expenses for the first nine months of 2001 were down 29.0% percent or $6.2 million from the corresponding period of 2000 primarily due to lower employee related costs and the benefit of cost reduction efforts.

    Interest and Financing Expenses
    -------------------------------
    Interest and financing expenses for the first nine months of 2001 decreased $0.4 million from $4.5 million in the corresponding period of 2000 primarily due to a lower average interest rate in the 2001 period.

    Other Income, Net
    -----------------
    Other income, net for the first nine months of 2001 amounted to $3.8 million, up $1.3 million from the corresponding period in 2000.

    Income Taxes
    ------------
    Income taxes for the first nine months of 2001 were lower compared to the same period in 2000 due to lower income before taxes and the reversal in 2001 of a deferred tax valuation allowance associated with one of the Company's foreign subsidiaries. The effective income tax rate for the first nine months of 2001 was 29.7%, down from 31.0% in the corresponding period of 2000.

    Financial Condition and Liquidity
    ---------------------------------
    Cash and cash equivalents at September 30, 2001, were $34.2 million, representing an increase of $14.9 million from $19.3 million at year-end 2000.

    Cash flows provided from operating activities of $102.0 million, together with $122.9 million of proceeds from borrowings from the Company's Competitive Advance and Revolving Facility Agreement ("Revolving Credit
    Agreement") were used primarily to cover the acquisitions, capital expenditures, repayment of debt, payment of dividends and additional investments in the Company's joint ventures. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

    The change in the Company's accumulated other comprehensive (loss) from December 31, 2000, was primarily due to net foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro and the Japanese yen.

    The noncurrent portion of the Company's long-term debt amounted to $12.4 million at September 30, 2001, compared to $97.7 million at the end of 2000. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 23.6% at September 30, 2001. The Company is guarantor of $7.3 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 24.3% at September 30, 2001.

    The Company's Revolving Credit Agreement will mature on September 29, 2002. Accordingly, the balance outstanding thereunder is included in current liabilities. The Company anticipates entering into a new long-term agreement in the coming months.

    The Company's capital expenditures in the first nine months of 2001 were slightly lower than the same period of 2000. For the year capital expenditures are forecasted to be higher than the 2000 level. Capital spending will be financed primarily with cash flow from operations with additional cash, if any, provided from debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

    The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company's knowledge, it currently is complying, and expects to continue to comply, in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.


    Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.


    Additional Information
    ----------------------

    Outlook

    In Polymer Chemicals, our outlook for the next several quarters is essentially more of the same. In flame retardants, we are likely to see some price pressure the longer the slowdown in the electronics market continues, but we are hoping will begin to see some rebound in volumes by mid next year. In our catalysts and additives business, we expect end markets to remain flat and to continue as such into next year or until consumer confidence returns.

    In Fine Chemicals, our outlook is for the third quarter momentum to continue into the fourth quarter, especially in agrichemicals and pharmachemicals where target markets and key customers' businesses appear reasonably healthy. In order for this to happen, however, our plants must perform with lower unit costs and we must manage inventory levels. We will continue to focus on building our new products pipeline and expanding our global reach.

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

Part II - OTHER INFORMATION

  ITEM 1.  Legal Proceedings
           -----------------

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



  ITEM 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits

                 The following document is filed as an exhibit to this Form 10-Q pursuant to Item 601 of Regulation S-K:

                 99.   List of Albemarle Corporation Officers (filed herewith).

           (b) The report on Form 8-K filed July 10, 2001, related to the July 1, 2001, completion of the acquisition of the custom and fine chemicals businesses of ChemFirst Inc. is incorporated herein by reference.

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


                                             ALBEMARLE  CORPORATION
                                             ----------------------
                                             (Registrant)


Date:  November 13, 2001                     By:  s/ Robert G. Kirchhoefer
                                                  -----------------------------
                                                  Robert G. Kirchhoefer
                                                  Treasurer and
                                                    Chief Accounting Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------




EXHIBIT
-------

99.     List of Albemarle Corporation Officers