Form 10-Q/A
period 2001-09-30
ALBEMARLE CORP
filed 2001-11-14
CIK 915913

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A


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

                             ALBEMARLE CORPORATION


PURPOSE OF AMENDMENT:

The purpose of this amendment is to make a correction in the pro forma numbers in footnote No.7 beginning on Page 10 of the original filing.

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



                                       Nine Months Ended        Nine Months Ended      Three Months Ended
                                       September 30, 2001      September 30, 2000      September 30, 2000
                                      ---------------------   ----------------------  ----------------------

     Net sales                        $            748,239    $             829,646   $             277,773
                                      =====================   ======================  ======================


     Net income                       $             56,513    $              90,198   $              24,602
                                      =====================   ======================  ======================

     Diluted earnings  per
       share                          $               1.21    $                1.94   $                0.53
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


                                             ALBEMARLE  CORPORATION
                                             ----------------------
                                             (Registrant)


Date:  November 14, 2001                     By:  s/ Robert G. Kirchhoefer
                                                  -----------------------------
                                                  Robert G. Kirchhoefer
                                                  Treasurer and
                                                    Chief Accounting Officer
                                                  (Principal Accounting Officer)