Form 10-K
period 2001-12-31
ALBEMARLE CORP
filed 2002-02-27
CIK 915913

                                    FORM 10-K


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X| Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
                                (No Fee Required)
                   For the fiscal year ended December 31, 2001
                                       or
             |_| Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
                                (No Fee Required)
            For the transition period from   ________  to   ________
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Number  of  shares  of  Common  Stock   outstanding  as  of December 31,  2001:
45,498,201.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2001: $678,935,184*

* In determining this figure, an aggregate of 17,209,235 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and members of their families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange Composite Transactions on December 31, 2001, as reported by The Wall Street Journal.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Albemarle Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

ALBEMARLE CORPORATION AND SUBSIDIARIES

PART I

ITEM  1. BUSINESS

Albemarle Corporation ("the Company" or "Albemarle") is a major producer of polymer and fine chemicals most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds, ceramics, refractories, paper processing, paints and coatings, and biocides. Most sales of the Company's products are made directly to manufacturers of the aforementioned products, including chemical and polymer companies, pharmaceutical companies, cleaning product manufacturers, paper and photographic companies, drilling companies and water treatment companies. The Company also performs custom research and development manufacturing campaigns for third parties at its cGMP pilot plant in Dayton, Ohio. Albemarle employs approximately 3,000 people.
      The following discussion of the Company's businesses as of December 31, 2001, should be read in conjunction with the information contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8.
      The Company's worldwide chemicals operations are reported as two separate and distinct operating segments, Polymer Chemicals and Fine Chemicals.
      The Company produces the majority of its products in the United States, but also has production facilities in France, Germany and the United Kingdom and has aluminum alkyls produced for it by BP Amoco Chemical Company [formerly Amoco Chemical Company ("BP")] at the Company's former Feluy, Belgium plant. The processes and technology for many of these products were developed in the Company's or its predecessor's research and development laboratories. The Company also has an interest in certain joint venture production facilities in Japan, Peoples Republic of China and Austria.
      The Polymer Chemicals' operating segment consists of a broad range of chemicals including flame retardants, catalysts and polymer additives.
      Albemarle's brominated, mineral-based, phosphorus and zinc borate flame retardants are manufactured to help polymers and other materials meet fire-safety requirements in finished products which serve a variety of end use markets including electronic enclosures, wire and cable, printed circuit boards, electrical connectors and construction.
      The Company's catalyst business is the world's largest supplier of aluminum alkyls which are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. The Company has production units at Pasadena, Texas, Orangeburg, South Carolina, Baton Rouge, Louisiana, Feluy, Belgium, which is leased, and a 50%-owned joint venture in Japan. The Company has continued to build on its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of polymers based on metallocene/single-site catalysts.
      The Company also produces polymer additives, such as curatives, which are products used to control polyurethane and epoxy system polymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins.
      The Fine Chemicals' operating segment includes pharmachemicals, agrichemical intermediates and ultraviolet ("UV") light-curing and performance chemicals. Included in performance chemicals are elemental bromine, alkyl bromides, inorganic bromides, and a number of bromine fine chemicals. Applications for these products primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products, soil fumigation and chemical intermediates for pharmaceutical, photographic and agricultural chemicals. Other performance chemicals' products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; zeolite A (sodium alumina silicate) used as a phosphate replacement in laundry detergent builders; and alkenyl succinic anhydride (ASA) used in paper-sizing formulations; and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. These products have many varied customers. They are sold to suppliers for use in household, institutional and industrial cleaners, personal care products, automotive insulators, foundry bricks and other industrial products.
      The Company's pharmachemicals' primary bulk actives, ibuprofen and naproxen, are widely-used pharmaceuticals that provide fever reduction and temporary relief of aches and pains and menstrual cramps. Bulk ibuprofen and naproxen are formulated by pharmaceutical companies who sell to customers in both the prescription and over-the-counter markets. Ibuprofen products accounted for approximately 30% and naproxen products accounted for 6% of the U.S. over-the-counter analgesic market in 2001 on a volume basis. They compete against other painkillers including aspirin and acetaminophen. The Company is one of the world's largest producers of ibuprofen. The Company produces pharmaceutical intermediates at several plant sites. The Company's production facility in Thann, France produces more than thirty different intermediates used in the production of pharmaceutical actives and intermediates. The intermediates produced at this facility are primarily, but not exclusively,brominated products. The Company's cGMP pilot plant in Dayton, Ohio produces pharmaceutical intermediates for a wide array of potential drugs under chemical trial. This facility and the Tyrone, Pennsylvania ,pilot plant, along with the Process Development Center in Baton Rouge, supply the Company's contract research and development business. This business provides research and scale-up services to innovative life science companies. These products are targeted for commercial manufacturing in one of the Company's commercial sites.

ALBEMARLE CORPORATION AND SUBSIDIARIES

      Agrichemical intermediates are sold to chemical companies that supply finished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops and organophosphorus products for insecticide use. In 2000, the EPA initiated a program that will phase down the home use end market products over a five-year period that use Albemarle's organophosphorus agrichemical intermediates. In 2001, the Company absorbed the impact of some of these products that were voluntarily withdrawn.
      The Company continues to expand its bromine production capabilities with the anticipated completion in late 2002 of a bromine unit and facilities for production of calcium bromide, sodium bromide and hydrogen bromide in Safi, Jordan with Albemarle's joint-venture partner, The Arab Potash Company Limited. The Company continued its expansion of brine field and bromine capacities at the Company's Magnolia, Arkansas, facility that it started in 1995. The result of the current phase of the program will be an approximate 36% bromine production capacity increase over 1995 year end.
      UV curing business, acquired by acquisition in 2001, includes a complete line of additives (initiators, synergists, and inhibitors) supporting primarily the printing and laminates markets. This industry is rapidly growing (8%-10%) as UV cured coatings provide a more environmentally friendly coating solution than solvent based coatings.
      The Company's subsidiary, Albemarle PPC ("APPC"), operates a plant in Thann, France. APPC is one of the world's largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricultural chemical intermediates. APPC also operates an electrolysis unit to produce high-purity caustic potash and potassium carbonate used in the glass, water treatment, cleaning product and food industries. APPC strengthens the Company's position in Fine Chemicals and provides additional manufacturing capabilities in Europe.
      In Polymer Chemicals' product lines, most of the Company's plants operated at considerably lower capacity utilization in 2001 than during 2000; however, the aluminum alkyls plants operated at rates similar to 2000. In the Fine Chemicals' product lines, most plants operated at somewhat lower rates in 2001 than during 2000, with the exception of the ibuprofen and inorganic bromides plants, which operated near capacity.
      The Company operates on a worldwide basis with (i) manufacturing plants located in France, Germany and the United Kingdom, in addition to facilities in the United States, and has interest in certain joint venture production facilities in Japan, Peoples Republic of China and Austria, (ii) offices and distribution terminals in Belgium, France, Japan and Singapore, as well as the United States and (iii) offices in Shanghai and Beijing, China. The Company does not believe it has significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 17, "Operating Segments and Geographic Area Information" of notes to the consolidated financial statements in Item 8 on page 34.


COMPETITION

The Company operates in a highly competitive marketplace, competing against a number of other companies in most of its product lines. Some markets involve a significant number of competitors, while others involve only a few. The competitors of the Company are varied in terms of size, resources and market share. Competition generally is based on product performance and availability, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.
      In general, the Company competes on the basis of the quality and price of its products as well as customer services by maintaining a broad range of products and by focusing resources on products in which the Company has a competitive advantage. The Company endeavors to improve its reputation for quality products, competitive prices and excellent customer service and support. Competition in connection with the Company's products requires continuing investments in research and development, product and process improvements and specialized customer services. Through research and development, the Company and its subsidiaries continue to seek to increase margins by introducing value-added products and products based on proprietary technologies.


RAW MATERIALS

Raw materials used by the Company include ethylene, potassium chloride, aluminum, ortho-toluidine, bisphenol-A, chlorine, phenol, isobutylene, caustic soda, toluene, diphenyl oxide, alumina trihydrate, dimethlyamine, phthalic anhydride, polystyrene, alpha olefins, maleic anhydride, ethanol, phosphorus, sulfuric acid and nitrogen, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or provided under contracts at prices the Company believes are competitive. The Company also produces bromine in Arkansas from its extensive brine reserves supported by an active leasing program. The Company has supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bromine requirements for the production of bromine fine chemicals in the Thann and Port-de-Bouc, France, facilities and provide additional bromine if requested for the Company's other bromine needs. In addition, the Company's affiliate, Martinswerk GmbH ("Martinswerk"), has certain contracts which require Martinswerk to purchase certain minimum annual quantities of aluminum trihydrate

ALBEMARLE CORPORATION AND SUBSIDIARIES

from its suppliers. This is expected to continue as the Company or its affiliates expect to continue or expand purchases of aluminum trihydrate.

MAJOR CUSTOMERS

Due to the diversity of product lines in which the Company competes, no major portion of the Company's overall sales or earnings was generated by one customer nor is the Company overly reliant on contracts with any one public, private or governmental entity, although loss of one or more major customers could have a substantial financial impact.
      A number of the Company's customers manufacture products for cyclical industries such as the agricultural, pharmaceutical, automotive, electronics and building and construction industries. As a result, demand for the products of the Company from customers in such industries also is cyclical. Due to the diversity and size of the Company's operations, there is little seasonal variation in revenues or earnings, except for certain agricultural and pharmaceutical products and certain electronics-related flame retardants.
      In addition, the profitability of sales of certain of the Company's products depends on the level of industry growth and our plant capacity utilization. In zeolites, our volumes and margins were lower in 2001 versus 2000 due to a new competitor entering the U.S. market. We addressed some of the impact through cost reductions while seeking opportunities to expand into other applications utilizing these assets.


OTHER MATTERS

On May 31, 2001, the Company, through its wholly owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH, including its manufacturing facilities and headquarters in Bergheim, Germany, and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs/Breitenau, Austria, for approximately $34 million in cash plus expenses and the assumption of approximately $55 million in current and long-term liabilities. The assets acquired and liabilities assumed have been based upon information currently available and on current assumptions as to future operations. The Company is completing the review and determination of the fair values of the other assets acquired and liabilities assumed. The purchase price allocation is expected to be finalized in the second quarter of 2002.
      On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79 million in cash, plus the assumption of certain current liabilities and expenses associated with the acquisition. The Asset Purchase Agreement provided for additional contingent consideration payments to ChemFirst not expected to exceed $10 million. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know-how. The purchase price allocation is expected to be finalized in the second quarter of 2002.
      During the fourth quarter of 2001, the Company continued its efforts to reduce operating costs through an involuntary separation program that resulted in a special charge of $2.1 million ($1.3 million after income taxes or 3 cents per share on a diluted basis). The program impacted a total of 26 salaried employees throughout the Company. The Company expects to recover the costs of the reductions in force in approximately one year.
      In November, 2001, the Company signed a contract with Cendian Corporation to outsource the Company's global transportation and logistics requirements.


RESEARCH AND PATENTS

The Company's research and development ("R&D") efforts support each operating segment. With respect to Polymer Chemicals, the research focus is divided between new and improved flame retardants, polymerization catalysts and new polymer additives and blends. Flame retardant research is targeted to satisfy increasing market needs for performance and quality in products manufactured from polystyrene, acrylonitrilebutadiene-styrene (ABS) and engineered thermoplastics. Catalysts research is targeted to meet the market needs for cost-effective metallocene catalyst systems for the production of improved polyolefin polymers and elastomers. Development efforts are focused on efficiently debottlenecking pilot plant capacity to meet the expected demand for these businesses and to inventory new molecules to meet the expanding needs of our customers. These efforts are expected to continue into 2002 and beyond.
      The primary focus of the Company's Fine Chemicals' research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These efforts are expected to continue into 2002 and beyond. In addition to the U.S. research facilities in Baton Rouge, Louisiana, Dayton, Ohio, and Tyrone, Pennsylvania, the Company's European businesses are supported by the research and development facilities in Louvain-la-Neuve, Belgium and Bergheim, Germany.
      The Company spent approximately $21.9 million, $26.2 million and $34.3 million in 2001, 2000 and 1999, respectively, on research and development, which amounts qualified under the technical accounting definition of research and development. Total R&D department spending for 2001 was about $27.2 million, including $5.3 million related to technical services support to customers and the Company's plants, testing of existing products, quality improvement and environmental studies.

ALBEMARLE CORPORATION AND SUBSIDIARIES

      The Company considers patents, licenses and trademarks to be of significance to its businesses. As of December 31, 2001, the Company owned 1,279 active United States and foreign patents, including 61 U.S. patents and 152 foreign patents issued in 2001. The above figures include 7 U.S. patents and 8 foreign patents that were acquired from Martinswerk and 15 U.S. patents and 2 foreign patents that were acquired from ChemFirst Inc. Some of the Company's patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company's patent position is actively managed and is deemed by it to be adequate for the conduct of its business.


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


FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

The Company's operations are substantially all in the chemicals industry. Industry segments and geographic area information for the Company's operations for the three years ended December 31, 2001, is presented in Note 17, "Operating Segments and Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 34.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Financial information about the Company's foreign and domestic operations and export sales for the three years ended December 31, 2001, is set forth in Note 17, "Operating Segments and Geographical Area Information" of the notes to the consolidated financial statements in Item 8 on page 34. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pacific region and Europe. Foreign unaffiliated net sales are primarily in Europe, the Middle East, Japan and the Asia Pacific region.


ITEM 2.PROPERTIES

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


LOCATION                                                        PRINCIPAL OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------
Baton Rouge, Louisiana (2 facilities, one on leased land)       Research and product development activities, and production of flame retardants, catalysts and additives

Bergheim, Germany                                               Production of flame retardants and specialty products based on aluminum hydroxide and aluminum oxide, and research and product development

Dayton, Ohio (Leased land)                                      Research, product development and small scale production of fine chemicals

Feluy, Belgium (Leased by BP in 1996 under a 99-year            Production of aluminum alkyls
   lease but operated for the Company)

Louvain-la-Neuve, Belgium                                       Regional offices and research and customer technical service activities

Magnolia, Arkansas (South Plant)                                Production of flame retardants, bromine, inorganic bromides, agrichemical intermediates and tertiary amines

Magnolia, Arkansas (West Plant)                                 Production of flame retardants and bromine

Magnolia, Arkansas (East Plant)                                 Production of bromine

Ninghai County, Zhejiang Province, China (25% joint             Production of antioxidants and polymer intermediates
   venture with Ninghai County Jinhai Chemical and
   Industry Company Limited)

ALBEMARLE CORPORATION AND SUBSIDIARIES


LOCATION                                                        PRINCIPAL OPERATIONS
---------------------------------------------------------------------------------------------------------------------------------
Orangeburg, South Carolina                                      Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical intermediates, fuel additives,
                                                                orthoalkylated phenols and polymer modifiers

Pasadena, Texas                                                 Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, zeolite A and other specialty chemicals

Port-de-Bouc, France                                            Production of flame retardants

Safi, Jordan (50% joint venture with Arab Potash                Production of bromine and derivatives (scheduled to start up in
   Company)                                                     late 2002)

St. Jakobs/Breitenau, Austria (50% joint venture with           Production of specialty magnesium hydroxide products
   TILOS Vermogensverwaltrung GmbH, Cologne,
   Germany and Veitsch-Radex GmbH, Vienna, Austria)

Takaishi City, Osaka, Japan (50% joint venture with Mitsui      Production of aluminum alkyls
   Chemicals, Inc.)

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

Tyrone, Pennsylvania                                            Production of custom fine chemicals, agricultural
                                                                intermediates, performance polymer products and research and development
---------------------------------------------------------------------------------------------------------------------------------

    The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 2002. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.


CERTAIN AGREEMENTS BETWEEN ALBEMARLE AND ETHYL CORPORATION ("ETHYL")

Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements or portions thereof were transferred to BP as part of the Olefins Business sale. In addition, Albemarle and Ethyl entered into agreements (Ethyl has extended the agreements through February 28, 2014) dated as of February 28, 1994 providing for the blending by Albemarle for Ethyl of certain products and the production of others at the Company's Orangeburg, South Carolina, plant. Also since February 28, 1994, Albemarle has leased certain property from Ethyl in Baton Rouge, Louisiana, which is used by Albemarle as its Process Development Center. Albemarle has extended this lease through February 28, 2014.


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

ALBEMARLE CORPORATION AND SUBSIDIARIES

CERTAIN AGREEMENTS BETWEEN ALBEMARLE AND BP

Albemarle and BP entered into agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to BP, and BP provides operating and support services, certain utilities and products to Albemarle.


PASADENA, TEXAS AGREEMENTS

After the Company's sale of the Olefins Business to BP Amoco Chemical Company ("BP") on March 1, 1996, BP owns and operates the linear alpha olefins and synthetic alcohols facilities ("BP Pasadena plant"). Albemarle owns and operates all remaining Albemarle plants ("Albemarle Pasadena plant"). As a result of the sale, Albemarle supplies to the BP Pasadena plant certain utilities and the BP Pasadena plant supplies certain utilities to the Albemarle Pasadena plant. Virtually all of the utilities, services and products supplied by the Albemarle Pasadena plant to the BP Pasadena plant and by the BP Pasadena plant to the Albemarle Pasadena plant, are supplied at the provider's cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle and BP have an initial term of 10 years, with an automatic extension for an additional 10-year term, unless terminated by either party at the end of the initial term upon two years notice.
     With respect to products supplied by Albemarle to BP, and conversely BP to Albemarle, each may terminate the supply of such product to the other on 180 days notice. BP has given Albemarle notice that BP will cease operations of its synthetic alcohols facility in September 2002.


FELUY, BELGIUM AGREEMENTS

After the sale, BP's Belgian affiliate ("BP Belgium") possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefin facilities. In addition, BP Belgium possesses (under the same lease) and operates the aluminum alkyls facilities exclusively for Albemarle (term: 10 years--Albemarle has the right to extend for one additional 10-year term). Albemarle supplies aluminum alkyl products to BP Belgium for use in the linear alpha olefins facility (term: 10 years--BP Belgium has the right to extend for one additional 10-year term). The services and products supplied by Albemarle to BP Belgium and by BP Belgium to Albemarle are at the provider's cost plus a percentage fee.


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

ALBEMARLE CORPORATION AND SUBSIDIARIES

PART II

ITEM 5. MARKET  FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED  STOCKHOLDER
MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol ALB. The market price highs and lows (per the New York Stock Exchange) by quarters for the years 2001 and 2000 are listed below:

                       2001                  2000
-----------------------------------------------------------
   Quarter         High        Low       High       Low
-----------------------------------------------------------
First             25.6875     21.2000   21.1250    14.5625
Second            23.9000     21.2000   23.6875    18.7500
Third             23.3500     16.5000   26.1250    18.5000
Fourth            24.7300     17.3600   25.6875    18.6250
-----------------------------------------------------------


     There were 45,498,201 shares of common stock held by 5,775 shareholders of record as of December 31, 2001.
     During 2001, the quarterly dividend rate was $.13 per share or $.52 per share on an annual basis.
     On February 23, 2000, the Company's Board of Directors increased the quarterly dividend rate by 10%, from $.10 per share to $.11 per share, payable April 1, 2000. On October 25, 2000, the Board of Directors increased the quarterly dividend rate an additional 18%, from $.11 per share to $.13 per share, payable January 1, 2001.
     Shareholders' equity per share at December 31, 2001, was $13.04, up 7% from $12.20 at December 31, 2000, which was up 15% from $10.62 at December 31, 1999.


ITEM 6. SELECTED FINANCIAL DATA

The information for the five years ended December 31, 2001, is contained in the "Five-Year Summary" included in Part IV, Item 14, Exhibit 99 on page 41.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial data and discussion provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 2001, 2000 and 1999. In addition, a discussion of consolidated financial condition and sources of additional capital is included under a separate heading, "Financial Condition and Liquidity" on page 12.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Net sales by operating segments for the three years ended December 31, are as follows:

(In Thousands)
-------------------------------------------------------------
Net Sales                       2001       2000       1999
-------------------------------------------------------------
Polymer Chemicals             $461,930   $500,899   $449,156
Fine Chemicals                 454,969    416,650    396,769
-------------------------------------------------------------
Segment totals                $916,899   $917,549   $845,925
=============================================================

NET SALES

Net sales for 2001 amounted to $916.9 million, down $0.6 million (0.1%), from $917.5 million in 2000. Polymer Chemicals' net sales were down $39.0 million (7.8%), primarily due to lower shipments ($47.0 million) and pricing ($4.2 million), which includes the unfavorable net effects of foreign exchange in flame retardants and lower shipments in catalysts and additives ($25.3 million) offset, in part, by higher net sales of $39.5 million, resulting from the May 31, 2001, acquisition of Martinswerk GmbH. Fine Chemicals' net sales were up $38.3 million (9.2%), due to the Company's May 31, 2001 and July 1, 2001, acquisitions of Martinswerk GmbH and the ChemFirst custom and fine chemicals businesses ($59.4 million) offset, in part, by lower shipments and unfavorable pricing in surface actives (zeolites) and the unfavorable net effects of foreign exchange.
     Net sales for 2000 amounted to $917.5 million, up $71.6 million (8.5%), from $845.9 million in 1999. Polymer Chemicals' net sales were up $51.7 million (11.5%), primarily due to higher shipments ($68.1 million) partially offset by lower pricing ($15.8 million) in flame retardants. Fine Chemicals' net sales were up $19.9 million (5.0%), primarily due to higher shipments ($33.5 million) partially offset by lower pricing ($13.1 million) in performance chemicals and pharmachemicals.


OPERATING COSTS AND EXPENSES

Cost of goods sold in 2001 increased $49.5 million (7.7%), from 2000, primarily due to higher costs related to lower utilization of existing plant facilities and the higher costs associated with the Company's acquisitions of Martinswerk GmbH and the ChemFirst custom and fine chemicals businesses, offset, in part, by lower employee-related costs in 2001 resulting from workforce reductions which occurred during 2000 and the favorable effects of foreign exchange transaction gains of approximately $0.5 million in 2001 versus foreign exchange transaction losses of approximately $0.8 million in 2000, with the result that the gross profit margin decreased to 24.1% in 2001 from 29.6% in 2000. Overall, Albemarle's average 2001 raw material costs were comparable to 2000. Energy costs in 2001 were slightly higher than 2000.
     Cost of goods sold in 2000 increased $57.1 million (9.7%), from 1999, primarily due to operating costs associated with increased shipments over 1999, higher raw material and energy costs and the unfavorable effects of foreign exchange transaction losses of approximately $0.8 million in 2000 versus foreign exchange transaction gains of approximately $6.0 million in 1999, offset, in part, by improved plant utilization in some flame retardant businesses, and lower employee-related costs in 2000 resulting from workforce reductions which occurred during 1999, with the result that the gross profit margin decreased to 29.6% in 2000 from 30.4% in 1999. Overall, Albemarle's average 2000 raw material costs were significantly higher than 1999. Energy costs in 2000 were significantly higher than 1999 due primarily to higher natural gas pricing.
     Selling, general and administrative expenses, combined with research and development expenses ("SG&A") in 2001 decreased $8.6 million (6.6%) from 2000 primarily due to lower employee incentive award costs and the realignment of corporate research and development efforts as well as the benefits of cost reduction efforts, offset, in part, by a $7.9 million increase in recurring selling, general and administrative expenses and research and development expenses associated with acquisitions during 2001. The 2001 decrease in SG&A compares to a decrease of $2.7 million (2.0%) in 2000 from 1999, due primarily to lower employee-related costs in 2000 resulting from workforce reductions which occurred during 1999 and lower outside research and development contracted services in 2000, offset, in part, by higher incentive award costs accrued in 2000 attributable to the Company's improved performance in 2000 versus 1999 and by higher consulting costs. As a percentage of net sales, SG&A were 13.2% in 2001 versus 14.1% in 2000 and 15.6% in 1999.


OPERATING PROFIT

Operating profit by operating segments for the three years ended December 31, are as follows:


(In Thousands)
-------------------------------------------------------------
Operating Profit          2001          2000        1999
-------------------------------------------------------------
Polymer Chemicals        $59,691      $103,817     $73,083
Fine Chemicals            61,466        70,736      60,187
Corporate and other
   expenses              (22,707)      (24,391)    (19,144)
-------------------------------------------------------------
Totals                   $98,450      $150,162    $114,126
=============================================================

     The Company's operating profit in 2001, including a 2001 workforce reduction charge of $2.1 million, decreased $51.7 (34.4%) from 2000 primarily due to lower shipments, the effects of lower utilization of existing plant facilities and the negative net effects of foreign exchange in the Company's European and Asia Pacific regions versus 2000, offset, in part, by an increase in operating profit associated with the Company's acquisitions of Martinswerk GmbH and the ChemFirst custom and fine chemicals businesses. The operating profit decrease in 2001 versus 2000 was also impacted by the net effect of 2000 special items consisting of a one-time $15.0 million noncash pension settlement gain ("pension settlement gain") and a workforce reduction charge of $6.9 million. Excluding special items in the 2001 and 2000 periods, 2001 operating profit decreased $41.5 million from 2000. Albemarle's average 2001 raw material costs were comparable to the 2000 period while energy costs were slightly higher than the 2000 period. SG&A decreased $8.6 million (6.6%) from 2000 primarily due to lower employee incentive award costs and the realignment of corporate research and development efforts as well as the benefits of cost reduction efforts, offset, in part, by a $7.9 million increase in recurring selling, general and administrative expenses and research and development expenses associated with the acquisitions during 2001.

ALBEMARLE CORPORATION AND SUBSIDIARIES

     Polymer Chemicals' operating results decreased $44.1 million (42.5%) primarily due to lower shipments in flame retardants ($18.7 million) and catalyst and additives ($12.2 million), the effects of lower utilization of existing plant facilities, net of lower spending ($10.1 million) and the unfavorable results of foreign exchange ($7.0 million) offset, in part, by the impact of the acquisition of Martinswerk GmbH ($4.7 million) in 2001 versus 2000. Polymer Chemicals' operating results for 2000 included allocations for a pension settlement gain of $5.5 million and a workforce reduction charge of $3.1 million. Excluding the special items in 2001 and 2000, Polymer Chemicals' operating results for 2001 decreased $41.4 million (40.8%) from the corresponding period in 2000.
     Fine Chemicals' operating results decreased $9.3 million (13.1%) primarily due to lower shipments and lower pricing in surface actives (zeolites) and the unfavorable results of foreign exchange ($1.6 million) offset, in part, by improved performance in agrichemicals and pharmachemicals ($11.9 million) as well as the impact of the acquisitions of Martinswerk GmbH and the ChemFirst custom and fine chemicals businesses. Fine Chemicals' operating results for 2000 included allocations of a pension settlement gain of $5.7 million and a workforce reduction charge of $3.1 million. Excluding the special items in 2001 and 2000, Fine Chemicals' operating results for 2001 decreased $6.6 million (9.7%) from the corresponding period in 2000.
     Corporate and other expenses in 2001, which included a charge of $1.5 million related to the fourth quarter workforce reduction, decreased $1.7 million (6.9%) versus 2000, primarily due to lower employee incentive award costs and the benefit of cost reduction efforts in 2001. Corporate and other expenses for 2000 included higher incentive award costs, higher consulting costs, and a $.7 million workforce-reduction charge in 2000, offset, in part, by the allocation of $3.8 million related to the pension settlement gain. Excluding the workforce reduction charges in both periods and the pension settlement gain in 2000, corporate and other expenses decreased $6.5 million (23.6%) in 2001.
     The Company's operating profit in 2000, including special items consisting of a one-time $15.0 million noncash pension settlement gain and a 2000 workforce reduction charge of $6.9 million, increased $36.0 million (31.6%) from 1999 primarily due to higher net sales. The operating profit increase in 2000 versus 1999 was also impacted by the write off of certain excess flame retardant plant assets ($7.7 million) in the 1999 period as well as the unfavorable effects of foreign exchange of $6.8 million in 2000 versus 1999. Albemarle's average 2000 raw material costs were significantly higher than 1999. 2000 energy costs were also significantly higher than 1999 due primarily to higher natural gas pricing. SG&A decreased $2.7 million (2.0%) in 2000 versus the 1999 period due primarily to lower employee related costs resulting from workforce reductions during 1999 and lower research and development core technology charges in 2000, offset, in part, by higher incentive award costs accrued in 2000 attributable to the Company's improved performance in 2000 versus 1999 and by higher consulting costs.
     Polymer Chemicals' operating results, including allocations of $5.5 million relating to the pension settlement gain and a $3.1 million 2000 workforce-reduction charge, increased $30.7 million (42.1%) primarily due to higher shipments and improved plant utilization in flame retardants and lower research and development core technology charges, offset, in part, by higher raw material and energy costs, lower sales prices ($16.8 million) and the unfavorable effects of foreign exchange ($4.5 million) in 2000 versus 1999. The improvement in Polymer Chemicals' operating profit in 2000 versus 1999 was also impacted by the write off of certain excess flame retardant plant assets ($7.7 million) in the 1999 period.
     Fine Chemicals' operating results, including allocations of $5.7 million relating to the pension settlement gain and a $3.1 million 2000 workforce-reduction charge, increased $10.5 million (17.5%) primarily due to higher shipments in performance chemicals and pharmachemicals and lower research and development core technology charges, offset, in part, by higher raw material and energy costs, lower sales prices ($8.4 million) and the unfavorable effects of foreign exchange ($4.2 million) in 2000 versus 1999.
     Corporate and other expenses increased $5.2 million in 2000 versus 1999, primarily due to higher incentive award costs accrued in 2000 attributable to the Company's improved performance in 2000 versus 1999, higher consulting costs, and a $.7 million workforce-reduction charge in 2000, offset, in part, by the allocation of $3.8 million related to the pension settlement gain. (See Note 17, "Operating Segments and Geographic Area Information" of the notes to the consolidated financial statements in Item 8 on page 34.)


INTEREST AND FINANCING EXPENSES AND OTHER INCOME

Interest and financing expenses in 2001 decreased $0.5 million from 2000 and decreased $2.4 million in 2000 from 1999. 2001 interest and financing expenses were significantly impacted by an overall lower average interest rate for the year versus 2000 despite higher average debt outstanding during 2001. The higher debt in 2001 was associated with the two acquisitions during the year; whereas there was lower average debt outstanding partially offset by a higher interest rate in 2000 compared to 1999. Other income, net increased to $4.3 million in 2001 from $3.3 million in 2000. Other income, net, increased to $3.3 million in 2000 from $0.9 million in 1999 primarily due to earnings from investments (See
Note 1, "Summary of Significant Accounting Policies--Investments" of the notes to the consolidated financial statements in Item 8 on page 20).

ALBEMARLE CORPORATION AND SUBSIDIARIES

GAIN ON SALE OF INVESTMENT

In May 1999, the Company sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, that were acquired in March 1999, as part of its friendly tender offer for Albright & Wilson, for an aggregate consideration of $157.6 million, resulting in a gain of $22.1 million ($14.4 million after income taxes or 30 cents per share on a diluted basis), net of transaction expenses. The net proceeds from the sale of the common shares were primarily used to pay down debt under the Company's existing Credit Agreement.


INCOME TAXES

Income taxes in 2001 decreased $16.7 million (36.5%) compared to 2000 due primarily to lower pre-tax income. 2000 income taxes increased $5.8 million (14.6%) compared to 1999 due primarily to higher pre-tax income in 2000. The effective tax rate for 2001 was 29.9%, which was down from 31% in 2000 and 1999.
     See Note 12, "Income Taxes" of the notes to the consolidated financial statements in Item 8 on pages 30 and 31 for details of changes in effective income tax rates.


2002 OUTLOOK

We believe that 2002 will be another challenging year for us with business starting rather slowly as world events stabilize and the global economy continues to recover from the malaise that has carried over from 2001. Many of our customers' end uses, most notably in the electronics and the polymers markets, have suffered from a slowdown in consumer demand throughout 2001 and into 2002. We expect to see market conditions remaining very difficult in the first half of this year and we hope for a pick-up in demand in the latter half of 2002. Energy and raw material costs in 2001 declined throughout the year and appear, at this time [early 2002] to have reached a bottom which could allow us favorable cost opportunities in most of our businesses this year. We have a concern that the strong dollar, especially against the weaker Japanese yen, could have a significant negative impact, especially in our flame retardants business where the Japanese market is an important one. We expect that benefits from our Martinswerk and ChemFirst custom and fine chemicals businesses acquisitions will continue as we build on the successful integration of both operations into our ongoing businesses. In addition, we expect that an agreement with Atofina Chemicals, Inc. ("Atofina") in forming an organotin intermediates joint venture, should be completed by the second quarter of 2002. Our acquisitions and joint ventures provide business diversification and leverage in our current business and technology. We remain hopeful that we will be successful with additional acquisitions or joint ventures this year.
     In Polymer Chemicals, pricing in flame retardants continues to be a concern as long as we have soft demand and excess supply in the marketplace. Consequently, we expect downward price pressure to continue. In tetrabrom, one of our large volume flame retardant products, we estimate the industry is currently operating at about 70% of existing capacity, accordingly, we have elected to delay the start up of our tetrabrom joint venture plant in Jordan that was initially planned in fourth-quarter 2002. We believe this is the prudent thing to do given the weakness in demand, however, we have all the equipment for this plant either in Jordan or on order, so we have the ability to bring this plant on line in six to nine months if market conditions dictate it's needed. We are enjoying the diversification benefits from the halogen-free flame retardant products added through our Martinswerk acquisition and our joint ventures, e.g., PolymerAdditives.com. The markets for these mineral flame retardants products are not as closely tied to electronics as is our brominated line.
     In our organometallics area, specifically in new catalysts, we are optimistic that we will see growth as the polyolefin producers commercialize new generation products which will utilize our strong technical and manufacturing position in single site activators. In our base business, we are assessing the impact of a customer's decision to discontinue certain of its products that utilize aluminum alkyls.
     Overall for Polymer Chemicals, we believe we have done a good job of coping with the various challenges in 2001 using effective business and cost management and in 2002, we will continue our tight control, stay focused on our strategies and keep our customers satisfied.
     In Fine Chemicals, 2001 was a very good year, exceeding expectations in many areas. A portfolio approach to our fine chemicals business helped offset generally negative economic trends. Strategic implementation of our Fine Chemistry Services business (formed from the ChemFirst custom and fine chemicals businesses acquisition) began yielding results in building our new products pipeline; the number of opportunities that customers in the life sciences arena are bringing to us for evaluation and development encourages us, however, we recognize this will be a long-term process.
     A number of important initiatives will continue to improve our Fine Chemicals profitability in 2002. First, we will continue to globalize our ibuprofen business and benefit from investments in quality improvement, cost reduction and plant expansion projects. Second, we are beginning the implementation of a five-fold program that we anticipate will improve the return on our naproxen business. Third, we are working to gain real market synergy in the agrichemicals market. Fourth, we are continuing to expand our bromine-based

ALBEMARLE CORPORATION AND SUBSIDIARIES

water treatment business into both the recreational and industrial markets (a small business today, growing at double-digit rates). The start-up of our Jordan joint venture bromine and derivatives plant at the end of this year will facilitate entry into new global bromine fine chemical markets. Preservation of low-cost bromine supply is strategically very important to our future.
     We were pleased with the performance of our Fine Chemicals' business in 2001. We plan to continue in 2002 to expand our pharmaceutical and agrichemicals businesses on a global basis and are working to populate our pipeline of new products primarily from the life sciences sector. We are also continuing to work on a variety of cost reduction and profit improvement initiatives and will continue to navigate through a large array of acquisition opportunities for those deals that make sense for us financially as well as strategically.

FINANCIAL CONDITION AND LIQUIDITY

Cash and cash equivalents at December 31, 2001 were $30.6 million, which represents an increase of $11.3 million from $19.3 million at year-end 2000.
     Cash provided from operating activities was $144.0 million which together with $128.2 million of proceeds from borrowings were used to cover operating activities in 2001, including an increase in working capital of $4.5 million (excluding foreign currency translation), and acquire Martinswerk and the custom and fine chemicals businesses of ChemFirst Inc., fund capital expenditures, repay $54.1 million of long-term debt, pay quarterly dividends to common shareholders, fund the Company's additional investment in joint ventures, purchase 417,505 shares of the Company's common stock for $7.6 million and increase year-end cash and cash equivalents by $11.3 million.
     Cash and cash equivalents at December 31, 2000 were $19.3 million, which represented a decrease of $29.3 million from $48.6 million at year-end 1999.
     Cash provided from operating activities was $155.1 million which together with $29.3 million of existing cash and cash equivalents and $19.8 million of proceeds from borrowings were used to cover operating activities in 2000, including an increase in working capital of $7.7 million (excluding foreign currency translation), repay $79.5 million of long-term debt, fund capital expenditures, acquire the Ferro Corporation's PYRO-CHEK(R) Flame Retardant business, pay quarterly dividends to common shareholders and purchase 574,091 shares of the Company's common stock for $9.8 million.
     The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obligations, dividend payments to common shareholders and to fund most, if not all, of its capital expenditures.
     The noncurrent portion of the Company's long-term debt amounted to $12.4 million at December 31, 2001, compared to $97.7 million at the end of 2000. At December 31, 2000, the Company had the ability to refinance its borrowings under uncommitted credit lines with domestic financial institutions and foreign banks with borrowings under its Competitive Advance and Revolving Credit Facility Agreement ("Credit Agreement") which matures on September 29, 2002, therefore, these amounts were classified as long-term debt. At December 31, 2001, these amounts are reflected in the accompanying financial statements on page 15 as current debt. All uncommitted credit lines will resume being reflected as long-term debt as soon as the new credit agreement is in place.
     The Company's total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2001, was approximately 22.3%. In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2001, amounted to $7.4 million) from time to time of its 50%-owned joint venture company, Jordan Bromine Company Limited ("JBC"). JBC entered into the loan agreements in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company's total loan guarantee commitment for JBC is 50% of the total loan agreements, which could amount to $73 million if JBC makes all of its allowable draws.
     The Company, at December 31, 2001, had the flexibility to borrow up to a total of $500 million ($125 million outstanding at December 31, 2001) under its Credit Agreement.
     The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to maintain consolidated indebtedness (as defined) of not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The amount and timing of any borrowings will depend on the Company's specific cash requirements. The Company is currently meeting with financial institutions and is confident that it will enter into another long-term credit agreement before September 29, 2002, with terms comparable to its existing Credit Agreement.
     The Company's foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive (loss) income in the consolidated statement of changes in shareholders' equity on page 17 at December 31, 2001, increased from December 31, 2000, primarily due to the weakening of foreign currencies against the U.S. dollar.
     Capital expenditures in 2001 of $49.9 million were lower than the 2000 level of $52.2 million. The Company's capital spending program is expected to be in the $45-$55 million range over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be more than the current year. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where our know-how adds value.

ALBEMARLE CORPORATION AND SUBSIDIARIES

     Contractual obligations for plant construction, purchases of equipment, unused lines of credit and various take or pay and throughput agreements amounted to approximately $85,323 and $65,592 at December 31, 2001 and 2000, respectively.


ENVIRONMENTAL MATTERS

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company's knowledge, it is currently complying with and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.
     Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party ("PRP") and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company's participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled by the Company or its predecessor company. In de minimis PRP matters, the Company's policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company's records indicate that unresolved exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.
     The Company's environmental and safety operating costs charged to expense were approximately $14.4 million in 2001 versus approximately $12.2 million in 2000 and $13.6 million in 1999, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2001, totaled approximately $30.2 million, up $18.7 million, from December 31, 2000, primarily due to the May 31, 2001, acquisition of Martinswerk GmbH, Bergheim, Germany, in which the Company assumed approximately $16.7 million of additional government regulated environmental liabilities as a part of the purchase price.
     There is a reasonable possibility that future remediation costs in excess of amounts already recorded could be up to $9.7 million before income taxes. However, the Company believes that most of the amount it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.
     Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $2.6 million, $4.2 million and $4.0 million in 2001, 2000 and 1999, respectively. For each of the next few years, capital expenditures for these types of projects are likely to be more than current year expenditures. Management's estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.


NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's transition adjustment and related cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of SFAS No. 133, the Company elected not to utilize hedge accounting for then existing derivatives. Consequently, changes in the fair value of derivatives will be recognized in the Company's statement of operations.
     In July 2001, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.
     Also during July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. The statement is effective for years beginning after

ALBEMARLE CORPORATION AND SUBSIDIARIES

December 15, 2001. The Company will discontinue amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures. Assuming the statement had been implemented by the Company on January 1, 1999, net income and diluted earnings per share would have been $69.3 million, $102.7 million and $89.7 million and $1.49, $2.20 and $1.89, respectively for the years ended December 31, 2001, 2000 and 1999, respectively.
     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS No. 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.
     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements with fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of operations, the Company is exposed to changes in financial market conditions due to the denomination of its business transactions in diverse foreign currencies and the Company's ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company has established policies, procedures and internal processes governing its management of uncertain market conditions, and uses both operational and financial market actions in its risk management activities, which include the use of derivative instruments. The Company does not use derivative instruments for trading purposes. The Company only enters into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.
     Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers certain known and anticipated operating exposures by using forward contracts.
     The primary currencies for which the Company has foreign currency exchange rate exposure are the euro, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, the Company has increased the degree of risk management activities to minimize their impact on earnings of future periods.
     The Company's financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of $0.1 million at December 31, 2001. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2001, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $0.1 million in the fair value of foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies would result in a decrease of $0.2 million in the fair value of foreign currency exchange hedging contracts.
     The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2001, without reflecting the effects of underlying anticipated transactions.
     When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

ALBEMARLE CORPORATION AND SUBSIDIARIES


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
(In Thousands of Dollars Except Share Data)

December 31                                                                        2001            2000
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $   30,585        $ 19,300
   Accounts receivable, less allowance for doubtful
     accounts (2001--$4,193; 2000--$2,119)                                       175,160         174,297
   Inventories:
     Finished goods                                                              114,337          79,143
     Raw materials                                                                19,551          10,804
     Stores, supplies and other                                                   25,773          17,471
                                                                               ----------       ---------
                                                                                 159,661         107,418
   Deferred income taxes and prepaid expenses                                     18,255          14,139
----------------------------------------------------------------------------------------------------------
     Total current assets                                                        383,661         315,154
----------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                         1,425,203       1,326,534
   Less accumulated depreciation and amortization                                895,531         836,460
----------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                             529,672         490,074
----------------------------------------------------------------------------------------------------------
Prepaid pension assets                                                           128,195         111,537
Other assets and deferred charges                                                 56,199          42,583
Goodwill and other intangibles net of amortization                                31,748          22,455
----------------------------------------------------------------------------------------------------------
     Total assets                                                             $1,129,475       $ 981,803
==========================================================================================================

Liabilities And Shareholders' Equity
Current liabilities:
   Accounts payable                                                           $   63,559        $ 72,296
   Long-term debt, current portion                                               157,862             299
   Accrued expenses                                                               59,978          56,932
   Dividends payable                                                               5,915           5,956
   Income taxes payable                                                           16,523           6,633
----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                   303,837         142,116
----------------------------------------------------------------------------------------------------------
Long-term debt                                                                    12,353          97,681
Other noncurrent liabilities                                                     120,269          83,496
Deferred income taxes                                                             99,714          99,603
Commitments and contingencies (Note 10)
Shareholders' equity:
   Common stock, $.01 par value (authorized 150,000,000 shares) issued
       and outstanding--45,498,201 in 2001 and 45,823,743 in 2000)                   455             458
   Additional paid-in capital                                                     51,025          57,223
   Accumulated other comprehensive loss                                          (18,453)        (14,688)
   Retained earnings                                                             560,275         515,914
----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                  593,302         558,907
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $1,129,475       $ 981,803
==========================================================================================================

                       See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------
(In Thousands Except Per-Share Amounts)

Years Ended December 31                                             2001          2000         1999
-----------------------------------------------------------------------------------------------------

Net sales                                                        $916,899      $917,549     $845,925
Cost of goods sold                                                695,564       646,086      588,983
-----------------------------------------------------------------------------------------------------
   Gross profit                                                   221,335       271,463      256,942
Special items                                                       2,051        (8,134)      10,692
Selling, general and administrative expenses                       98,915       103,234       97,836
Research and development expenses                                  21,919        26,201       34,288
-----------------------------------------------------------------------------------------------------

   Operating profit                                                98,450       150,162      114,126
Interest and financing expenses                                    (5,536)       (5,998)      (8,379)
Gain on sale of investment in Albright & Wilson stock, net           --            --         22,054
Other income, net                                                   4,282         3,337          937
-----------------------------------------------------------------------------------------------------

Income before income taxes                                         97,196       147,501      128,738
Income taxes                                                       29,029        45,725       39,909
-----------------------------------------------------------------------------------------------------
Net income                                                       $ 68,167      $101,776     $ 88,829
=====================================================================================================
Basic earnings per share                                         $   1.49      $   2.22     $   1.89
Shares used to compute basic earnings per share                    45,766        45,882       46,889
=====================================================================================================
Diluted earnings per share                                       $   1.47      $   2.18     $   1.87
Shares used to compute diluted earnings per share                  46,524        46,606       47,513
=====================================================================================================
Cash dividends declared per share of common stock                $    .52      $    .46     $    .40
=====================================================================================================

                     See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars Except Share Data)
                                                                                          Accumulated
                                                                                             Other                      Total
                                                       Common Stock          Additional   Comprehensive                 Share-
                                                   --------------------       Paid-in        (Loss)       Retained     holders'
                                                     Shares     Amounts       Capital        Income       Earnings      Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                         47,008,283   $ 470        $ 78,724       $ 7,360      $ 365,113    $ 451,667
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income:
   Net income for 1999                                                                                      88,829       88,829
   Foreign currency translation
     (net of deferred tax benefit of $9,735)                                                (16,555)                    (16,555)
   Other (net of deferred taxes of $104)                                                        182                         182
                                                                                                                      -----------
   Total comprehensive income                                                                                            72,456
Cash dividends declared for 1999                                                                           (18,731)     (18,731)
Exercise of stock options and SARs                     48,756                     646                                       646
Shares purchased and retired                         (857,400)     (8)        (15,466)                                  (15,474)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       46,199,639     462          63,904        (9,013)       435,211      490,564
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 2000                                                                                     101,776      101,776
   Foreign currency translation
     (net of deferred tax benefit of $3,803)                                                 (6,680)                     (6,680)
   Other (net of deferred taxes of $573)                                                      1,005                       1,005
                                                                                                                      ----------
   Total comprehensive income                                                                                            96,101
Cash dividends declared for 2000                                                                           (21,073)     (21,073)
Exercise of stock options and SARs                    132,045       1           2,060                                     2,061
Shares purchased and retired                         (574,091)     (5)         (9,793)                                   (9,798)
Issuance of restricted stock                           66,150                   1,052                                     1,052
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       45,823,743     458          57,223       (14,688)       515,914      558,907
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 2001                                                                                      68,167       68,167
   Foreign currency translation
     (net of deferred tax benefit of $2,019)                                                 (3,538)                     (3,538)
   Other (net of deferred tax benefit of $129)                                                 (227)                       (227)
                                                                                                                      -----------
   Total comprehensive income                                                                                            64,402
Cash dividends declared for 2001                                                                           (23,806)     (23,806)
Exercise of stock options and SARs                     68,809       1             935                                       936
Shares purchased and retired                         (417,505)     (4)         (7,581)                                   (7,585)
Issuance of restricted stock                           23,154                     448                                       448
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                       45,498,201    $455       $  51,025   $   (18,453)     $ 560,275   $  593,302
=================================================================================================================================


                            See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
(In Thousands of Dollars)


Years Ended December 31                                                                    2001          2000           1999
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                                          $   19,300     $  48,621     $   21,180
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                               68,167       101,776         88,829
   Adjustments to reconcile net income to cash flows from operating activities:
     Depreciation and amortization                                                          77,610        73,750         75,750
     Increase in prepaid pension assets                                                    (16,658)      (13,436)        (9,714)
     Deferred income taxes                                                                   3,517        13,405         (2,887)
     Noncash pension settlement gain                                                          --         (14,990)          --
     Gain on sale of investment in Albright & Wilson stock, net                               --            --          (22,054)
     Write off of plant facilities                                                            --            --            7,706
     Change in assets and liabilities, net of effects of the purchase of businesses:
        Decrease (increase) in accounts receivable                                          22,098       (22,759)       (10,775)
        Decrease in inventories                                                              2,094         3,423         12,548
        (Decrease) increase in accounts payable                                            (20,884)       11,215         18,503
        Increase in accrued expenses and income taxes                                        1,225           445          4,963
     Other, net                                                                              6,796         2,238          1,428
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided from operating activities                                        143,965       155,067        164,297
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                    (49,903)      (52,248)       (77,569)
   Acquisition of businesses, net of cash acquired                                        (113,245)      (35,006)          --
   Investments in joint ventures and nonmarketable securities                              (12,370)      (10,733)        (7,791)
   Cost of securities available for sale                                                      --            --         (135,462)
   Proceeds from sale of securities available for sale                                        --            --          157,516
   Other, net                                                                                 (217)          800         (2,562)

---------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                             (175,735)      (97,187)       (65,868)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from borrowings                                                                128,230        19,786        135,060
   Repayments of long-term debt                                                            (54,091)      (79,492)      (169,758)
   Dividends paid                                                                          (23,844)      (19,752)       (18,797)
   Purchases of common stock                                                                (7,585)       (9,798)       (15,474)
   Other, net                                                                                  862         1,313            646
---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided from (used in) financing activities                               43,572       (87,943)       (68,323)
---------------------------------------------------------------------------------------------------------------------------------
Net effect of foreign exchange on cash and cash equivalents                                   (517)          742         (2,665)
---------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                            11,285       (29,321)        27,441
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                $   30,585     $  19,300     $   48,621
=================================================================================================================================

                            See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its wholly-owned subsidiaries ("the Company" or "Albemarle"). The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50% owned. All significant intercompany accounts and transactions are eliminated in consolidation.

ESTIMATES AND RECLASSIFICATIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
     Certain amounts in the accompanying notes to the consolidated financial statements have been reclassified to conform to the current presentation.

REVENUE RECOGNITION

Sales revenue is recognized when (1) ownership and all rewards and risks of loss have been transferred to the buyer, (2) the price is fixed and determinable and
(3) collectibility is reasonably assured. Revenue from services is recognized when costs of providing services are incurred.

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

PROPERTY, PLANT AND EQUIPMENT

Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.
     The Company evaluates historical and expected undiscounted operating cash flows of the related business units or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded property, plant and equipment is reevaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.
     During 1999, the Company recorded asset write-downs of approximately $7,706 in connection with its ongoing review of its Polymer Chemicals operating segment. These charges were recorded as a component of cost of goods sold in the Company's statement of operations and are described in detail as follows. During the fourth quarter of 1999, $2,925 of deferred engineering costs, incurred in connection with the planned construction of a flame-retardant plant, were written off since it was decided not to proceed with the proposed plant. The assets were written-off as the fair value of the assets were deemed to be zero. During the third quarter of 1999, the remaining net book value of certain flame retardant production assets, totaling $2,381, were taken out of service and written off due to the earlier than anticipated start-up of new replacement production assets. During the second quarter of 1999, the remaining net book value of certain flame retardant production assets, totaling $2,400, were idled and written off due to changes in customer demand for the flame-retardant product and a determination that the assets had a fair value of zero.
     The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the well. On a yearly basis for all wells, this approximates a unit-of-production method based upon estimated reserves and production volumes.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

INVESTMENTS

The Company's investments in joint ventures and nonmarketable securities amounted to $39,944 and $26,416 at December 31, 2001 and 2000, respectively. At December 31, 2001, the Company's equity interest in 8 joint ventures and 5 nonmarketable securities amounted to $31,941 and $8,003, respectively. The Company's investment in any single investee is less than $15,000 and is accounted for under the equity method. The Company's share of the investee's (losses) earnings included in the consolidated statement of operations as a component of other income, net totaled ($645), $1,339 and ($1,017) for the years ended December 31, 2001, 2000 and 1999, respectively.
     Investments in marketable equity securities at December 31, 2001 and 2000, are accounted for as available-for-sale securities, with changes in fair value included in "accumulated other comprehensive (loss) income" in the shareholders' equity section of the consolidated balance sheets. The aggregate fair value of these investments totaled $3,743 and $4,200 at December 31, 2001 and 2000, respectively. Net unrealized (losses) gains totaled ($227) and $1,005 at December 31, 2001 and 2000, respectively.
     These investments are included in the balance sheets under the caption "Other assets and deferred charges".


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


GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles consist principally of goodwill, product licenses and patents. Goodwill amounted to $26,704 and $21,485 at December 31, 2001 and 2000, respectively, net of accumulated amortization and effects of foreign currency translation adjustments. Goodwill acquired prior to July 1, 2001 is being amortized on a straight-line basis over periods of 16 to 20 years. Intangible assets ($5,044 and $970 at December 31, 2001 and 2000, respectively, net of accumulated amortization and effects of foreign currency translation adjustments) are amortized on a straight-line basis over periods from three to 17 years. Amortization of goodwill and other intangibles amounted to $2,400, $2,694 and $2,091 for 2001, 2000 and 1999, respectively. As of January 1, 2002, the Company will discontinue amortizing goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." Assuming the statement had been implemented by the Company on January 1, 1999, net income and diluted earnings per share would have been $69,300, $102,700, $89,700 and $1.49, $2.20 and $1.89, respectively for the years ended December 31, 2001, 2000 and 1999, respectively.
     Accumulated amortization of goodwill and other intangibles was $21,980 and $19,580 at the end of 2001 and 2000, respectively. The Company evaluates historical and expected undiscounted operating cash flows of the related business units to determine the future recoverability of any goodwill recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business, which in some cases include businesses on a worldwide basis. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business or circumstances have occurred which might impair recovery.


RESEARCH AND DEVELOPMENT EXPENSES

The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The policy of the Company is to fund post-retirement health benefits for retirees on a pay-as-you-go basis.

EMPLOYEE SAVINGS PLAN

Certain Company employees participate in the Albemarle-defined contribution 401(k) employee savings plan which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.
     The plan is funded with contributions by participants and the Company. The Company's contributions to the 401(k) approximated $5,205, $4,860 and $5,090 in 2001, 2000 and 1999, respectively.

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

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

SFAS No. 130 "Reporting Comprehensive Income," established rules for the reporting of comprehensive income. Comprehensive income is defined as net income and other comprehensive income and is displayed in the shareholders' equity section of the consolidated balance sheets.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average rates for the periods presented. Translation adjustments have no effect on net income. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in gains (losses) of $492, ($798) and $6,034 in 2001, 2000 and 1999, respectively.
Foreign currency transaction gains and losses herein are net of the foreign exchange gains and losses from financial instruments activity below.

FINANCIAL INSTRUMENTS

The Company manages its foreign currency exposures by maintaining certain assets and liabilities in approximate balance and through the use from time to time of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual agreements are major financial institutions with which the Company generally also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.
     The Company enters into forward currency exchange contracts, which typically expire within one year, in the regular course of business to assist in managing its exposure against foreign currency fluctuations on sales and intercompany transactions.
     While these hedging contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward contracts are recognized currently in income. The Company had outstanding forward exchange contracts at December 31, 2001, hedging US dollar payables in its Japanese subsidiary, with a notional value totaling $1,553.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

     The Company had outstanding forward exchange contracts at December 31, 2000, hedging Belgian francs receivables with a notional value totaling $2,691. For the years ended December 31, 2001, 2000 and 1999, the Company recognized (losses) gains of ($43), $447 and ($1,001), respectively, in income before income taxes on its exchange contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's transition adjustment and related cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of SFAS No. 133, the Company elected not to utilize hedge accounting for then existing derivatives. Consequently, changes in the fair value of derivatives will be recognized in the Company's statement of operations.
     In July 2001, the Company adopted SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.
     Also during July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. The statement is effective for years beginning after December 15, 2001. The Company will discontinue amortization of goodwill as of January 1, 2002 for financial reporting purposes, and will comply with periodic impairment test procedures.
     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS No. 143 is effective for financial statements with fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.
     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements with fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.


NOTE 2--SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental information for the consolidated statements of cash flows is as follows:

                                    2001     2000     1999
-------------------------------------------------------------
Cash paid during the year for:
     Income taxes                  $17,684  $35,670  $31,285
     Interest and financing
        expenses (net of
        capitalization)              5,383    5,944    8,236
=============================================================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 3--Earnings Per Share:

Basic and diluted earnings per share are calculated as follows:

                                    2001       2000       1999
------------------------------------------------------------------
Basic earnings per share
Numerator:
Income available to
   stockholders, as reported        $68,167   $101,776    $88,829
------------------------------------------------------------------

Denominator:
Average number of shares of
   common stock outstanding          45,766     45,882     46,889
------------------------------------------------------------------
Basic earnings per share            $  1.49   $   2.22    $  1.89
==================================================================


Diluted earnings per share
Numerator:
Income available to
   stockholders, as reported        $68,167   $101,776    $88,829
------------------------------------------------------------------

Denominator:
Average number of shares of
   common stock outstanding          45,766     45,882     46,889
Shares issuable upon exercise
   of stock options and other
   common stock equivalents             758        724        624
------------------------------------------------------------------
Total shares                         46,524     46,606     47,513
------------------------------------------------------------------
Diluted earnings per share          $  1.47   $   2.18    $  1.87
==================================================================

NOTE 4--INVENTORIES:

Domestic inventories stated on the LIFO basis amounted to $90,282 and $64,068 at December 31, 2001 and 2000, respectively, which are below replacement cost by approximately $24,655 and $26,395, respectively.


NOTE 5--DEFERRED INCOME TAXES AND PREPAID EXPENSES:

Deferred income taxes and prepaid expenses consist of the following:

                                          2001         2000
----------------------------------------------------------------
Deferred income taxes--current             $13,878      $10,410
Prepaid expenses                             4,377        3,729
----------------------------------------------------------------
     Total                                 $18,255      $14,139
================================================================


NOTE 6--PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, at cost, consists of the following:

                                            2001         2000
----------------------------------------------------------------
Land                                       $21,156     $ 19,063
Land improvements                           29,868       30,376
Buildings                                   90,003       87,133
Machinery and equipment                  1,259,318    1,168,599
Construction in progress                    24,858       21,363
----------------------------------------------------------------
   Total                                $1,425,203   $1,326,534
================================================================


     The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements--5 to 30 years; buildings--10 to 40 years; and machinery and equipment--3 to 40 years.
     Interest capitalized on significant capital projects in 2001, 2000 and 1999 was $773, $1,192 and $1,978, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2001, 2000 and 1999 was $1,484, $1,495 and $1,440, respectively.


NOTE 7--ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                          2001         2000
----------------------------------------------------------------
Employee benefits, payroll and
   related taxes                           $30,454      $31,010
Taxes other than income and payroll          7,211        7,426
Other                                       22,313       18,496
----------------------------------------------------------------
   Total                                   $59,978      $56,932
================================================================


NOTE 8--LONG-TERM DEBT:

Long-term debt consists of the following:

                                          2001           2000
----------------------------------------------------------------
Variable-rate bank loans                  $144,600      $70,000
Foreign borrowings                          13,584       15,916
Industrial revenue bonds                    11,000       11.000
Miscellaneous                                1,031        1,064
----------------------------------------------------------------
   Total                                   170,215       97,980
Less amounts due within one year            57,862          299
----------------------------------------------------------------
   Long-term debt                         $ 12,353      $97,681
================================================================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

     Maturities of long-term debt are as follows: 2002--$157,862; 2003--$295; 2004--$146; 2005--$47; 2006--$51 and 2007 through 2021--$11,814.
     The Company has a five-year, $500,000 unsecured Competitive Advance and Revolving Credit Facility Agreement (the "Credit Agreement") that was entered into on September 24, 1996. The maturity date of the Credit Agreement has been extended to September 29, 2002. At December 31, 2001 and 2000, $125,000 and $55,000 in borrowings were outstanding under the Credit Agreement, respectively. The Credit Agreement contains certain covenants typical for a credit agreement of its size and nature, including financial covenants requiring the Company to limit consolidated indebtedness (as defined) to not more than 60% of the sum of the Company's consolidated shareholders' equity (as defined) and consolidated indebtedness. The average interest rate on 2001 and 2000 borrowings under the Credit Agreement was 3.82% and 6.58%, respectively, with a year-end interest rate of 2.23% and 6.86% on the balance outstanding at December 31, 2001 and 2000, respectively.
     The Company has three additional agreements with domestic financial institutions which provide immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $120,000 at the individual financial institution's money market rate. At December 31, 2001 and 2000, $19,600 and $15,000 in borrowings under these agreements were outstanding, respectively. The average interest rate on borrowings under these agreements was 4.48% and 6.68% in 2001 and 2000, respectively, with a year-end interest rate of 2.00% and 6.88% on balances outstanding at December 31, 2001 and 2000, respectively.
     One of the Company's foreign subsidiaries has an existing agreement with a foreign bank which provides immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($19,075) at the individual bank's money market rate. At December 31, 2001 and 2000, borrowings under this agreement consisted of 1.7 billion Japanese yen ($12,971) and 1.7 billion Japanese yen ($14,824), respectively. The average interest rate on borrowings under this agreement was 1.43% and 1.42% in 2001 and 2000, respectively with a year-end interest rate of 1.38% and 1.50% at December 31, 2001 and 2000, respectively. Certain of the Company's remaining foreign subsidiaries have three additional agreements with foreign institutions which provide immediate uncommitted credit lines, on a short term basis, up to a maximum of approximately $20,646 at the individual institution's money market rate. These agreements have been guaranteed by the Company. At December 31, 2001 and 2000, borrowings under these agreements were $0 and $183, respectively. The average interest rate on borrowings under these agreements was 4.40% and 6.40% in 2001 and 2000, respectively. The year-end interest rate was 4.59% and 6.37% at December 31, 2001 and 2000, respectively. Additional foreign borrowings at December 31, 2001 and 2000, consisted of 4.6 million French francs ($613) and
6.4 million French francs ($909), respectively. The average interest rate on these borrowings was 0.50% at December 31, 2001 and 2000. The year-end interest rate was 0.50% at December 31, 2001 and 2000.
     At December 31, 2000, the Company had the ability to refinance its borrowings under uncommitted credit lines with domestic financial institutions and foreign banks with borrowings under the Credit Agreement, therefore, these amounts were classified as long-term debt. At December 31, 2001, these amounts are reflected in the accompanying financial statements as current debt.
     The Company has a Loan Agreement with Columbia County, Arkansas ("the County"), which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds ("Tax-Exempt Bonds") for the purpose of financing various solid waste disposal facilities at the Company's Magnolia, Arkansas South Plant. At December 31, 2001 and 2000, $11,000 in borrowings from this agreement was outstanding. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The average interest rate was 2.84% and 4.34% in 2001 and 2000, respectively, with a year-end interest rate of 1.75% and 5.20%. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit. Concurrently, the Company and the County entered into a series of agreements. Pursuant to these agreements, the Company will benefit from a ten-year property tax abatement on all new capital plant expansions, modifications and/or improvements (except for the restrictions on the $11,000 Tax-Exempt Bonds) constructed at the Company's Magnolia, Arkansas South Plant over the next two years, up to a total of $81,000, including the solid waste disposal facilities mentioned above.


NOTE 9--CAPITAL STOCK:

PREFERRED STOCK

The Company has the authority to issue 15,000,000 shares of preferred stock, in one or more classes or series. No shares of the Company's preferred stock have been issued to date.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

STOCK PURCHASES

During 2001, the Company purchased, in market transactions, 417,505 common shares for $7,585, at an average price of $18.17 per share. The Company purchased 574,091 common shares, in market transactions, for $9,798, at an average price of $17.07 per share during 2000. During 1999, the Company purchased, in market transactions, 857,400 shares for $15,474, at an average price of $18.05 per share. The Company had authorization to purchase at December 31, 2001 an additional 4,588,200 shares of its common stock.


INCENTIVE PLANS

The Company has two incentive plans (1994 and 1998 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options ("stock options"), stock appreciation rights ("SARs"), and restricted stock awards and performance awards ("stock awards"). Under the 1994 plan, a maximum of 3,200,000 shares of the Company's common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. At December 31, 2001, 466,985 shares are available under the 1994 plan. However, it is not anticipated that any additional grants or awards will be made under the 1994 plan. Under the 1998 plan, a maximum of 3,000,000 shares of the Company's common stock may be issued as incentive awards, stock options, SARs or stock awards. At December 31, 2001, 1,456,650 shares are available under the 1998 plan. Total compensation expense associated with the Company's incentive plans in 2001, 2000 and 1999 amounted to $3,299, $9,595 and $2,970, respectively.
     Stock options outstanding under the two plans have been granted at prices which are equal to the market value of the stock on the date of grant and expire 5 to 10 years after issuance. The stock options become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings,
(b) the increase in fair market value ("FMV") of the Company's common stock, during a specified period, from the FMV on the date of grant, or (c) at the end of a fixed period as defined in the agreements.

Presented below is a summary of the activity in the 1994 and 1998 plans:

                                                   Shares                                      Weighted-
                                                  Available     Options                         Average
                                                  for Grant     Activity     Options Price   Exercise Price
-------------------------------------------------------------------------------------------------------------
January 1, 1999                                   3,262,939    1,834,287    $ 10.36--$25.75      $17.84
Non-qualifying stock options granted               (388,500)     388,500*   $ 20.00--$25.75      $21.48
Exercised                                                        (53,448)   $ 12.29--$13.13      $12.89
Restricted stock awards                             (15,500)
-------------------------------------------------------------------------------------------------------------
December 31, 1999                                 2,858,939    2,169,339    $ 10.36--$25.75      $18.62
Non-qualifying stock options granted               (445,500)     445,500*   $ 15.94--$22.31      $17.12
Exercised                                                       (237,368)   $ 10.36--$13.47      $13.06
Non-qualifying stock options canceled and lapsed     97,000      (97,000)   $ 13.13--$25.75      $23.14
Restricted stock awards                            (206,000)
Restricted stock awards canceled                     69,350
-------------------------------------------------------------------------------------------------------------
December 31, 2000                                 2,373,789    2,280,471    $ 12.12--$25.75      $18.70
Non-qualifying stock options granted               (472,500)     472,500*   $ 21.32--$24.38      $24.31
Exercised                                                        (80,139)   $ 12.12--$15.94      $13.12
Non-qualifying stock options canceled and lapsed     28,000      (28,000)   $ 15.94--$25.75      $22.23
Restricted stock awards                             (10,000)
Restricted stock awards canceled                      4,346
-------------------------------------------------------------------------------------------------------------

December 31, 2001                                 1,923,635    2,644,832    $ 13.13--$25.75      $19.84
=============================================================================================================

*The weighted average fair values of options granted during 2001, 2000 and 1999 were $8.07, $10.99 and $6.01, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following table summarizes information about fixed-price stock options at December 31, 2001:

                                             Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------
                                       Number            Weighted-Average       Weighted-    Average Number
   Month/Year         Exercise       Outstanding        Remaining Contractual   Exercise      Exercisable       Weighted Average
   of Grants           Prices        at 12/31/01              Life               Price        at 12/31/01        Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
     12 / 1992        $13.47            16,407                1.0 years           $13.47          16,407              $13.47
      3 / 1994         13.13           554,425                2.2 years            13.13         554,425               13.13
      8 / 1996         17.38           293,000                4.7 years            17.38         234,400               17.38
      3 / 1998         25.25            50,000                6.3 years            25.25          10,000               25.25
      4 / 1998         25.75           419,000(a)             6.3 years            25.75              --               25.75
     11 / 1998         25.75            40,000(a)             6.8 years            25.75              --               25.75
      3 / 1999         25.75           100,000(a)             7.2 years            25.75              --               25.75
      6 / 1999         20.00           267,000(a)             7.5 years            20.00         133,500               20.00
      1 / 2000         19.19            50,000(a)             8.0 years            19.19          25,000               19.19
      2 / 2000         15.94           327,500                5.2 years            15.94         163,750               15.94
      4 / 2000         20.31             5,000                3.3 years            20.31           5,000               20.31
      7 / 2000         22.31            50,000(a)             8.5 years            22.31              --               22.31
      1 / 2001         24.38           392,500                9.1 years            24.38              --               24.38
      5 / 2001         24.38            50,000                9.3 years            24.38              --               24.38
      7 / 2001         24.38            15,000                9.5 years            24.38              --               24.38
      8 / 2001         21.32            10,000                9.7 years            21.32              --               21.32
     12 / 2001         24.00             5,000               10.0 years            24.00              --               24.00
---------------------------------------------------------------------------------------------------------------------------------
                                     2,644,832                                                 1,142,482
=================================================================================================================================

(a) During 2001, the lives of these options were extended from seven years to ten years.

     Contingent restricted stock awards were granted to certain employees of the Company in 2001, 2000 and 1999. Issuance of restricted stock is determined based on certain performance criteria over periods which could result in as many as twice the number of shares being issued as restricted stock, or none could be issued if the performance criteria are not met. Upon issuance, the restricted stock vests over a period of three years.

     The following table summarizes the contingent restricted stock awards outstanding in 1999, 2000 and 2001:

                                                                                                            Contingent Restricted
                                                                                                                    Shares
---------------------------------------------------------------------------------------------------------------------------------
Awards outstanding--January 1, 1999                                                                                      250,000
Awards granted                                                                                                            13,500
---------------------------------------------------------------------------------------------------------------------------------
Awards outstanding--December 31, 1999                                                                                    263,500
Restricted stock issued to retirees                                                                                       (4,860)
Restricted stock issued to employees                                                                                     (61,290)
Awards canceled                                                                                                          (69,350)
Awards granted                                                                                                           146,000
---------------------------------------------------------------------------------------------------------------------------------
Awards outstanding--December 31, 2000                                                                                    274,000
Restricted stock issued to retirees                                                                                       (3,154)
Awards canceled                                                                                                           (4,346)
Awards granted                                                                                                            10,000
---------------------------------------------------------------------------------------------------------------------------------
Awards outstanding--December 31, 2001                                                                                    276,500
=================================================================================================================================


     In addition, restricted stock for 62,000 shares were granted in 2000 and 1999 which vest over a fixed period as defined in the agreements. During 2001, 20,000 shares were vested and issued.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

     In January 2002, the Company's Executive Compensation Committee approved the conversion of certain performance based restricted stock awards to performance unit awards, reducing the potential number of shares to be issued upon meeting the original performance criteria. If the original performance criteria is met, 50 percent of the value of the incentive award is payable in restricted cash and 50 percent of the value of the incentive award is payable in shares of Albemarle common stock, based on the closing market price of Albemarle common stock on the date of vesting. Both the restricted cash award and the restricted stock vest over a three year period.
     As discussed in Note 1, "Summary of Significant Accounting Policies," the Company accounts for stock-based compensation plans under APB Opinion No. 25. If compensation cost had been determined based on the fair value at the grant date for awards made in 2001, 2000 and 1999 under the plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                      2001        2000
-------------------------------------------------------------
Net income        as reported     $  68,167    $ 101,776
                  pro forma       $  66,524    $ 100,437
-------------------------------------------------------------
Basic earnings    as reported     $    1.49    $    2.22
per share         pro forma       $    1.45    $    2.19
-------------------------------------------------------------
Diluted earnings  as reported     $    1.47    $    2.18
per share         pro forma       $    1.43    $    2.16
=============================================================

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2001, 2000 and 1999, respectively: dividend yield 3.02%, 2.43% and 2.68%; expected volatility of 31.71%, 32.90% and 31.44%; risk-free interest rate of 5.51%, 5.14% and 6.56%; and expected lives of seven years.


NOTE 10--COMMITMENTS AND CONTINGENCIES:

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Contractual obligations for plant construction, purchases of equipment, unused lines of credit and various take or pay and throughput agreements amounted to approximately $85,323 and $65,592 at December 31, 2001 and 2000, respectively.
     In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2001, amounted to $7,400) from time to time of its 50%-owned joint venture company, Jordan Bromine Company Limited ("JBC"). JBC entered into the loan agreements in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company's total loan guarantee commitment for JBC is 50% of the total loan agreements, which could amount to $73,000 if JBC makes all of its allowable draws.


SERVICE AGREEMENTS

The Company and Ethyl are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, Baton Rouge, Louisiana and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl's additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. The Company's billings to Ethyl in 2001, 2000 and 1999 in connection with these agreements amounted to $23,776, $28,409 and $29,556, respectively.
     The Company and MEMC Pasadena, Inc. ("MEMC Pasadena") are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site which is located at Albemarle's Pasadena plant and on which the electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company's billings to MEMC Pasadena, in connection with these agreements amounted to $7,882 in 2001, $6,824 in 2000 and $6,339 in 1999.
     The Company and BP Amoco Chemical Company [formerly Amoco Chemical Company ("BP")] are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to BP, and BP provides operating and support services, certain utilities and products to Albemarle, at their respective facilities in Pasadena, Texas and Feluy, Belgium. The Company's billings to BP in 2001, 2000 and 1999, in connection with these agreements, amounted to $53,488, $47,343 and $39,270, respectively. BP's billings to the Company in 2001, 2000 and 1999, in connection with these agreements, amounted to $16,330, $15,382 and $14,735, respectively.


ENVIRONMENTAL

The Company has recorded liabilities of $30,245, at December 31, 2001, up

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

$18,713, from $11,532 at December 31, 2000, primarily due to the Company's May 31, 2001, acquisition of Martinswerk GmbH, Bergheim, Germany in which the Company assumed approximately $16,650 of additional government regulated environmental liabilities, which will be paid out over the next 13 years, as a part of the purchase price. The amounts recorded represent management's best estimate of the Company's undiscounted future remediation and other anticipated environmental costs relating to past operations.
     Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs to be incurred over a period of time associated with the Company's past operations in excess of amounts already recorded, could be up to $9,700 before income taxes. However, the Company believes that the amount it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.


RENTAL EXPENSE

The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. Future minimum lease payments for the next five years for all noncancelable leases as of December 31, 2001 are $6,303 for 2002, $4,198 for 2003, $1,163 for 2004, $384 for 2005, $242
for 2006 and amounts payable after 2006 are $330. Rental expense was approximately $13,540 for 2001, $13,280 for 2000, and $13,840 for 1999.


LITIGATION

The Company is, from time to time, subject to routine litigation incidental to its businesses. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company's results of operations or financial condition.


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

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions:


                                                                                                 Other
                                                            Pension Benefits            Postretirement Benefits
-----------------------------------------------------------------------------------------------------------------
                                                         2001              2000            2001          2000
-----------------------------------------------------------------------------------------------------------------
Change in benefit obligations
-----------------------------------------------------------------------------------------------------------------
Benefit obligation at January 1                       $304,864          $338,114         $59,766        $55,909
Service cost                                             8,579             8,737           2,067          1,887
Interest cost                                           22,792            21,064           4,514          4,142
Plan amendments                                            307               877            --             --
Assumption changes                                      10,121            (9,891)          9,661         (2,335)
Actuarial loss                                           2,328             1,767           2,398          2,803
Benefits paid                                          (15,332)          (13,464)         (3,344)        (2,640)
Acquisition of Martinswerk GmbH                         14,412              --              --             --
Plan curtailments, termination benefits and
    termination of insurer contracts                      --             (41,784)           --             --
Foreign exchange loss (gain)                               187              (556)           --             --
------------------------------------------------------------------------------------------------------------------
Benefit obligation at December 31                     $348,258          $304,864         $75,062        $59,766
==================================================================================================================
Change in plan assets
------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at January 1                $467,945          $540,450         $ 6,363        $ 7,197
Actual return on plan assets                           (61,116)           (9,773)          1,892           (834)
Employer contributions                                   1,495             1,290           2,364          2,640
Benefits paid                                          (15,332)          (13,464)         (3,344)        (2,640)
Transfer to insurer due to termination of contracts       --             (50,399)           --             --
Transfer to 401(h) account                                (970)             --              --             --
Foreign exchange loss                                      (69)             (159)           --             --
Employee contributions                                      66              --              --             --
------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31              $392,019          $467,945         $ 7,275        $ 6,363
==================================================================================================================
Funded status of plans
------------------------------------------------------------------------------------------------------------------
Over (under) funded status                             $43,760          $163,080        $(67,787)      $(53,403)
Unrecognized net loss (gain)                            58,262           (62,306)          1,553         (9,331)
Unrecognized prior service cost                          6,198             7,696             597            696
Unrecognized net transition asset                         (615)           (2,684)           --             --
------------------------------------------------------------------------------------------------------------------
Net prepaid (accrued) benefit cost at December 31     $107,605          $105,786        $(65,637)      $(62,038)
==================================================================================================================
Assumption percentages as of December 31
------------------------------------------------------------------------------------------------------------------
Discount rate                                             7.25%             7.50%           7.25%          7.50%
Expected return on plan assets                            9.50%             9.50%           7.00%          7.00%
Rate of compensation increase                             4.50%             4.50%           4.50%          4.50%
==================================================================================================================


     The components of pension and postretirement benefits (income) expense are as follows:
                                                              Pension Benefits            Other Postretirement Benefit
------------------------------------------------------------------------------------------------------------------------
                                                        2001         2000        1999        2001      2000      1999
------------------------------------------------------------------------------------------------------------------------
Service cost                                         $  8,579     $  8,737     $ 9,676     $2,067    $1,887    $2,152
Interest cost                                          22,792       21,064      22,425      4,514     4,142     3,738
Expected return on assets                             (44,708)     (40,998)    (40,100)      (414)     (476)     (439)
Plan curtailments, termination benefits and
    termination of insurer contracts                       --      (14,836)        713         --        --        --
Amortization of prior service cost                      1,780        1,759       1,553         99        99        99
Amortization of (gain) loss                            (2,322)      (1,188)        102       (303)     (415)     (271)
Amortization of transition asset                       (2,070)      (2,070)     (2,351)        --        --        --
Employee contributions                                    (77)          --          --         --        --        --
------------------------------------------------------------------------------------------------------------------------
Benefits (income) expense                            $(16,026)    $(27,532)    $(7,982)    $5,963    $5,237    $5,279
========================================================================================================================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The Company has a Supplemental Retirement Plan ("SERP"),which provides unfunded supplemental retirement benefits to certain management or highly compensated employees of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable from the Company's principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the SERP of $1,528, $1,618 and $934 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively. The accumulated benefit obligation recognized in the Company's consolidated balance sheet at December 31, 2001 and 2000 was $5,736 and $5,773, respectively. The benefit expenses and obligations of this SERP are included in the tables on the preceding page.
     In 2000, the Company recognized a one-time noncash pension settlement gain related to a change in election in certain pension annuity contracts of $14,990. In 2000 and 1999, the Company recognized curtailment losses and special termination benefits charges related to pension plans of $154 and $713, respectively. The 2000 and 1999 curtailment losses and special termination benefits charges are both included in special charges (See Note 13, "Special Items") reflecting the voluntary separation offers accepted by 76 and 122 employees throughout the Company in 2000 and 1999, respectively.
     The assumed health care cost trend rate for the indemnity plans was 7% per year in 2001 and 2000 for both pre 65 and post 65 coverage. The trend rate for the managed care plans for pre 65 coverage was 6% per year in 2001 and 2000. For 2002, the trend rate for pre 65 coverage is 11% per year, dropping by 1% per year to an ultimate rate of 6%; the trend rate for post 65 coverage is 13% per year, dropping by 1% per year to an ultimate rate of 6%.
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates at December 31, 2001 would have the following effects:

                              One-Percentage-   One-Percentage-
                              Point Increase    Point Decrease
--------------------------------------------------------------
Effect on total of service and
    interest cost components      $ 1,200        $  (900)
--------------------------------------------------------------
Effect on postretirement
   benefit obligation             $11,000        $(9,200)
==============================================================

OTHER POST EMPLOYMENT BENEFITS

The Company also provides certain post employment benefits to former or inactive employees who are not retirees. The Company funds post employment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 "Employers' Accounting for Post employment Benefits." The accrued post employment benefit liability was $1,216 and $1,403 at December 31, 2001 and 2000, respectively.


NOTE 12--INCOME TAXES:

Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

                                      Years Ended December 31
--------------------------------------------------------------------
                                 2001          2000         1999
--------------------------------------------------------------------
Income before Income taxes:
   Domestic                    $90,528      $137,616     $ 98,395
   Foreign                       6,668         9,885       30,343(a)
--------------------------------------------------------------------
     Total                     $97,196      $147,501     $128,738
====================================================================
Current income taxes:
   Federal                     $19,481      $ 25,908     $ 27,336
   State                         1,039         1,454        1,351
   Foreign                       4,992         4,958       14,109
--------------------------------------------------------------------
     Total                     $25,512      $ 32,320     $ 42,796
====================================================================
Deferred income taxes (benefits):
   Federal                     $ 5,965      $ 14,798     $  2,542
   State                           597         1,048       (4,406)
   Foreign                      (3,045)(b)    (2,441)      (1,023)
--------------------------------------------------------------------
     Total                     $ 3,517      $ 13,405     $ (2,887)
====================================================================
Total income taxes             $29,029      $ 45,725     $ 39,909
====================================================================

(a) Includes the gain on sale of investment in Albright & Wilson stock, net totaling $22,054 ($14,381 net of income tax).
(b) In 2001, the Company released a valuation allowance amounting to $2,551 that was required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

                                         % of Income Before
                                             Income Taxes
-------------------------------------------------------------------
                                    2001         2000       1999
-------------------------------------------------------------------
Federal statutory rate              35.0%        35.0%      35.0%
Foreign sales corporation
    benefit                         (1.9)        (2.2)      (2.4)
State taxes, net of federal tax
    benefit                          1.1          1.1        0.9
Depletion                           (1.8)        (1.0)      (1.0)
Valuation allowance                 (2.6)          --         --
Other items, net                     0.1         (1.9)      (1.5)
-------------------------------------------------------------------
Effective income tax rate           29.9%        31.0%      31.0%
===================================================================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

     The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 2001 and 2000, consist of the following:

                                                                    2001              2000
-------------------------------------------------------------------------------------------------
Deferred tax assets:
     Postretirement benefits other than pensions                  $ 23,884          $ 22,612
     Foreign currency translation adjustments                       11,105             9,086
     Accrued employee benefits                                       6,553             6,464
     Inventories                                                     9,073             6,742
     Environmental accruals                                          4,309             3,642
     Accrued liabilities                                             1,732             1,479
     Subsidiaries' net operating loss carryforwards                    904               956
     Other                                                           3,543             2,333
-------------------------------------------------------------------------------------------------
Deferred tax assets                                                 61,103            53,314
-------------------------------------------------------------------------------------------------
Deferred tax liabilities:
     Depreciation                                                   93,806            93,653
     Pensions                                                       44,012            38,383
     Gain on Belgian intercompany loan                               6,321             7,321
     Capitalization of interest                                      2,403             2,350
     Other                                                             397               800
-------------------------------------------------------------------------------------------------
Deferred tax liabilities                                           146,939           142,507
-------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                      $ 85,836          $ 89,193
=================================================================================================
Reconciliation to consolidated balance sheets:
     Current deferred tax assets                                  $ 13,878          $ 10,410
     Deferred tax liabilities                                       99,714            99,603
-------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                      $ 85,836          $ 89,193
=================================================================================================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 13--SPECIAL ITEMS:

During the fourth quarter of 2001, the Company continued its efforts to reduce operating costs through an involuntary separation program that resulted in a special charge of $2,051 ($1,306 after income taxes or 3 cents per share on a diluted basis). The program impacted a total of 26 salaried employees throughout the Company. No amounts were paid during 2001.
     In April 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash pension settlement gain of $14,990 ($9,549 after income taxes or 20 cents per share on a diluted basis). The pension settlement gain did not affect any retiree benefits or benefit programs of the Company.
     In December 2000, the Company incurred a special charge of $6,856 ($4,367 after income taxes or 9 cents per share on a diluted basis) that resulted from workforce reduction programs at certain of the Company's facilities. The program impacted a total of 76 salaried and wageroll employees. Essentially all of the workforce accrual established in the fourth quarter of 2000 was paid out in 2001.
     In May 1999, the Company sold all of its 58,394,049 common shares of Albright & Wilson plc ("Albright & Wilson"), a United Kingdom chemicals company, that were acquired in March 1999, as part of its friendly tender offer for Albright & Wilson, for an aggregate consideration of $157,516, resulting in a gain of $22,054 ($14,381 after income taxes or 30 cents per share on a diluted basis), net of transaction expenses. The net proceeds from the sale of the common shares were primarily used to pay down debt under the Company's existing Credit Agreement.
     During 1999, the Company incurred special charges of $10,692 ($6,717 after income taxes or 14 cents per share on a diluted basis) that resulted primarily from voluntary separation offers made to various employees throughout the Company. The program impacted a total of 122 salaried and wageroll employees. The workforce accruals were primarily paid out in 1999.


NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS:

In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company's financial instruments is as follows:
     Cash and Cash Equivalents--The carrying value approximates fair value due to their short-term nature.
     Long-Term Debt--The carrying value of the Company's long-term debt reported in the accompanying consolidated balance sheets at December 31, 2001 and 2000, approximates fair value since substantially all of the Company's long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.
     Foreign Currency Exchange Contracts--The fair values of the Company's forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represent a net asset position of $99 at December 31, 2001. At December 31, 2000, the fair value of the forward contracts represented a net liability position of $62.


NOTE 15--ACQUISITIONS:

On May 31, 2001, the Company, through its wholly-owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH for approximately $34,000 in cash plus expenses and the assumption of approximately $55,000 in current and long-term liabilities. The assets acquired included Martinswerk's manufacturing facilities and headquarters in Bergheim, Germany and its 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs/Breitenau, Austria. The acquisition was financed through the Company's existing Credit Agreement. The acquisition is being accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See Footnote 16, "Pro Forma Financial Information--Unaudited." The purchase price allocation valuation has been included in the December 31, 2001, financial statements based upon the use of certain estimates. The Company has made a decision to reduce staffing levels but is still evaluating the business operations and personnel requirements; therefore, the purchase price allocation remains open until further information related to this decision is obtained. Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

     On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash plus expenses and the assumption of certain current liabilities. The acquisition was financed through the Company's existing Credit Agreement. The Asset Purchase Agreement provides for additional contingent payments to ChemFirst Inc. which are dependant upon the contribution margin of certain products and are not expected to exceed $10,000. Additional payments, if any, will be recorded as goodwill. The acquisition is being accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See Footnote 16, "Pro Forma Financial Information--Unaudited." The purchase price allocation valuation, excluding the effects of additional contingent consideration, has been included in the December 31, 2001, financial statements based upon the use of certain estimates. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The purchase price alloc0ation valuation is still open at December 31, 2001, pending the Company's finalization of certain inventory related matters. Albemarle's new businesses focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also include additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio.
     A summary of the assets acquired and liabilities assumed is presented as follows, prior to the finalization of the purchase price allocations, for Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively.


-------------------------------------------------------------
Current assets                                   $    82,623
Property, plant & equipment                           67,269
Goodwill and intangibles                               9,691
Other assets                                           9,560
Current liabilities                                   24,971
Noncurrent environmental accruals                     16,224
Other noncurrent liabilities                          14,703
-------------------------------------------------------------
Net cash paid                                    $   113,245
=============================================================


     On June 29, 2000, the Company acquired from Ferro Corporation the PYRO-CHEK(R) Flame Retardant business ("Ferro"), along with a plant at Port-de-Bouc, France, for a purchase price of approximately $35,000. The purchase price was allocated between property, plant, and equipment, inventory, identifiable intangibles with the remaining balance to goodwill.
     No pro forma financial information was provided for the Ferro acquisition for the periods presented since their impact was immaterial to the Company's consolidated results of operations and financial position.


NOTE 16--PRO FORMA FINANCIAL INFORMATION--UNAUDITED

The pro forma information presented below for Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively, includes adjustments for interest expense, depreciation, amortization of intangibles as well as various other income statement accounts in order to properly present results of operations for the Company as if the acquisitions were made on January 1, 2000.


                                    For the Years Ended
                                        December 31
-------------------------------------------------------------
                                       2001          2000
-------------------------------------------------------------
Net sales                        $   987,398   $   1,093,567
Net income                            70,527         107,789
Diluted earnings per share              1.52            2.31
=============================================================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 17--OPERATING SEGMENTS AND GEOGRAPHIC AREA INFORMATION:

The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals' operating segment is comprised of flame retardants, catalysts, and polymer additives and intermediates. The Fine Chemicals' operating segment is comprised of agrichemicals, pharmachemicals and performance chemicals.
     The accounting policies of the segments are the same as those described in
Note 1, "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments based on operating profit which represents income before income taxes, before gain on sale of investment in Albright & Wilson stock and before interest and financing expenses and other income, net. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.
     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate & Other" column includes corporate-related items not allocated to the reportable segments.

                                                          Polymer        Fine     Corporate
Operating Segment Results                                Chemicals    Chemicals    & Other         Total
----------------------------------------------------------------------------------------------------------------

2001
Net Sales                                               $  461,930   $  454,969         --      $    916,899
Operating profit(a)                                         59,691       61,466   $  (22,707)         98,450
Identifiable assets                                        353,855      532,921      242,699       1,129,475
Depreciation and amortization                               28,246       48,542          822          77,610
Capital expenditures                                        14,537       35,134          232          49,903

2000
Net sales                                               $  500,899   $  416,650         --      $    917,549
Operating profit(a)                                        103,817       70,736   $  (24,391)        150,162
Identifiable assets                                        350,811      433,380      197,612         981,803
Depreciation and amortization                               28,804       43,819        1,127          73,750
Capital expenditures                                        11,216       40,614          418          52,248

1999
Net sales                                               $  449,156   $  396,769         --      $    845,925
Operating profit(a)                                         73,083       60,187   $  (19,144)        114,126
Identifiable assets                                        331,505      436,669      185,920         954,094
Depreciation and amortization                               29,027       45,452        1,271          75,750
Capital expenditures                                        43,289       31,119        3,161          77,569
================================================================================================================


Net Sales(b)                                                2001              2000            1999
----------------------------------------------------------------------------------------------------------------
United States                                            $  498,141      $  504,373      $  480,070
Foreign                                                     418,758         413,176         365,855
----------------------------------------------------------------------------------------------------------------
     Total                                               $  916,899      $  917,549      $  845,925
================================================================================================================


Long-Lived Assets as of December 31                          2001              2000            1999
----------------------------------------------------------------------------------------------------------------
United States                                            $  428,808       $  406,169      $  410,626
France                                                       82,539           93,508          85,696
Other foreign countries                                      50,073           12,852          16,960
----------------------------------------------------------------------------------------------------------------
     Total                                               $  561,420       $  512,529      $  513,282
================================================================================================================

Notes:
(a Includes the effects of foreign exchange transaction gains(losses) of $492, ($798) and $6,034 in 2001, 2000 and 1999, respectively.
(b No sales in a foreign country exceed 10% of the Company's total net sales.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 18--QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

                                                          First       Second       Third       Fourth
                                                         Quarter      Quarter     Quarter      Quarter
------------------------------------------------------------------------------------------------------------
2001
Net sales                                               $ 224,410   $  211,286   $ 242,017   $  239,186
Gross profit                                            $  59,455   $   48,736   $  56,681   $   56,463
Special items(a)                                        $    --     $     --     $    --     $   (2,051)
Net income                                              $  22,545   $   14,805   $  16,761   $   14,056
Basic earnings per share                                $     .49   $      .32   $     .37   $      .31
Shares used to compute basic earnings per share            45,838       45,873      45,870       45,485
Diluted earnings per share                              $     .48   $      .32   $     .36   $      .30
Shares used to compute diluted earnings per share          46,686       46,667      46,539       46,204

2000
Net sales                                               $ 235,480   $  226,206   $ 237,053   $  218,810
Gross profit                                            $  74,602   $   66,006   $  68,839   $   62,016
Special items(b,c)                                      $    --     $   15,900   $    --     $   (7,766)
Net income                                              $  28,548   $   33,813   $  23,706   $   15,709
Basic earnings per share                                $     .62   $      .74   $     .52   $      .34
Shares used to compute basic earnings per share            46,084       45,795      45,816       45,834
Diluted earnings per share                              $     .61   $      .73   $     .51   $      .34
Shares used to compute diluted earnings per share          46,538       46,608      46,684       46,595
============================================================================================================

Notes:
(a) A special charge in 2001 totaled $2,051 ($1,306 after income taxes) for the fourth quarter. This charge resulted from workforce reduction programs which impacted a total of 26 salaried employees throughout the Company.
(b) In April 2000, a change in election was made in certain pension annuity contracts which resulted in the recognition of a one-time noncash pension settlement gain of $15,900 ($10,128 after income taxes). A fourth quarter actuarial adjustment amounting to $910 ($579 after income taxes) reduced the net effect on 2000 to $14,990 ($9,549 after income taxes).
(c) A special charge in 2000 totaled $6,856 ($4,367 after income taxes) for the fourth quarter. This charge resulted from workforce reduction programs which impacted a total of 76 salaried and wageroll employees at certain of the Companies' facilities.


NOTE 19--SUBSEQUENT EVENT:

On February 13, 2002, the Company completed the purchase of 4,000,000 shares of its common stock from Bruce C. Gottwald and his related immediate family interests for an aggregate price of $92,680. The Company's purchase price was 25 cents per share less than the weighted average trading price from New York Stock Exchange transactions in Albemarle common stock during the 10-day period beginning with the third business day following the January 23, 2002, announcement of Albemarle's 2001 earnings.

ALBEMARLE CORPORATION AND SUBSIDIARIES

MANAGEMENT'S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

Albemarle Corporation's management has prepared the consolidated financial statements and related notes appearing on pages 15 through 35 in conformity with accounting principles generally accepted in the United States. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management's judgments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.
     Albemarle maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.
     These consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was made in accordance with auditing standards generally accepted in the United States and included an evaluation of Albemarle's internal accounting controls to the extent considered necessary to determine audit procedures.
     The audit committee of the Board of Directors, composed only of non-employee directors, meets with management, the outsourced independent internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the board on recommendation of the audit committee, subject to shareholder approval.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Albemarle Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

January 23, 2002, except Footnote 19
for which the date is February 13, 2002
Richmond, Virginia

ALBEMARLE CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained in the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The names and ages of all officers of the Company as of February 27, 2002 are set forth below:

Name                                        Age      Officers
---------------------------------------------------------------------------------------------------------------------------------
Floyd D. Gottwald, Jr.*                     79       Chairman of the Executive Committee and Chief Executive Officer
William M. Gottwald*                        54       Chairman of the Board and Secretary to the Executive Committee as
                                                        Management Committee
Charles B. Walker*                          63       Vice Chairman of the Board and Chief Financial Officer
Mark C. Rohr                                50       President and Chief Operating Officer
E. Whitehead Elmore                         63       Executive Vice President
John G. Dabkowski                           53       Vice President--Polymer Chemicals
Thomas F. Dominick                          54       Vice President, Regional Managing Director, Europe, Middle East and Africa
Jack P. Harsh                               49       Vice President--Human Resources
Robert G. Kirchhoefer                       61       Treasurer and Chief Accounting Officer
George P. Manson, Jr.                       48       Vice President, General Counsel and Secretary
George A. Newbill                           58       Vice President--Sourcing Organization
John M. Steitz                              43       Vice President--Fine Chemicals
Gary L. Ter Haar                            65       Vice President--Health and Environment
Michael D. Whitlow                          50       Vice President--Americas Sales and Global Accounts
Edward G. Woods                             60       Vice President--Corporate Development
Michael J. Zobrist                          59       Vice President--Investor Relations/External Affairs
Richard A. Sabalot                          46       Assistant Secretary
---------------------------------------------------------------------------------------------------------------------------------

* Member of the Executive Committee

ALBEMARLE CORPORATION AND SUBSIDIARIES

ADDITIONAL INFORMATION--OFFICERS OF THE COMPANY

The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders' meeting (March 27, 2002). All such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of Jack P. Harsh, George P. Manson, Jr., Mark C. Rohr, Richard A. Sabalot and John M. Steitz.
     Thomas F. Dominick joined Albemarle in 1994 after being associated with the Company's predecessor since 1974, most recently was elected vice president, regional managing director, Europe, Middle East and Africa, effective November 26, 2001, after serving as vice president--development resources for Albemarle from December 2000 and vice president--new business development on a global basis effective August 1, 2000 responsible for global new business development, marketing research and technology resources. Jack P. Harsh joined Albemarle effective November 16, 1998, from Union Carbide Corporation in Danbury, Connecticut, where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization. He was elected vice president--human resources, effective December 1, 1998. George P. Manson, Jr. joined Albemarle effective May 1, 2001. Prior to that, he was vice president, general counsel and secretary of Hamilton Beach/Proctor-Silex, Inc. in Richmond, Virginia. Mark C. Rohr was elected executive vice president--operations on March 22, 1999 and assumed the position of president and chief operating officer on January 1, 2000. Prior to joining Albemarle, Mr. Rohr was senior vice president for the Specialty Chemicals group of Occidental Chemical Corporation in Dallas, Texas. Richard A. Sabalot has been associated with Albemarle since 1987 when he joined the company as assistant counsel. He was appointed associate counsel- general law in 1994.
     John M. Steitz joined Albemarle after being associated with Mallinckrodt, Incorporated, in St. Louis, Missouri for twenty years where he was vice president and general manager--pharmaceutical chemicals. Mr. Steitz was elected vice president--fine chemicals on a global basis effective August 1, 2000. Michael J. Zobrist joined Albemarle in 1994 after being associated with the Company's predecessor since 1975, and was elected vice president--investor relations/external affairs effective August 1, 2000. Mr. Zobrist served as general manager--external affairs and investor relations from May 1999 to July 31, 2000 and as general manager--Americas sales and global accounts from 1997 to 1999.


ITEM 11.    EXECUTIVE COMPENSATION

This information is contained in the Proxy Statement under the caption "Compensation of Executive Officers" and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is contained in the Proxy Statement under the caption "Stock Ownership" and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is contained in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Stock Ownership" and is incorporated herein by reference.

ALBEMARLE CORPORATION AND SUBSIDIARIES

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 15 to 35:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income, Changes in Shareholders' Equity and Cash
  Flows for the years ended December 31, 2001, 2000, and 1999

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

3.2      By-laws of the registrant amended in February 2002 are filed herewith.

10.1 Credit Agreement, dated as of September 24, 1996, between the Company, Bank of America, N.A., as administrative agent and The Bank of New York and the Chase Manhattan Bank, as co-agents and certain commercial banks [filed as Exhibit 10.1 to the Company's Third Quarter 1996 Form 10-Q (No. 1-12658) and incorporated herein by reference].

10.2 The Company's 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company's Form S-1 (No. 33-77452),and incorporated herein by reference].

10.3     The Company's Bonus Plan, adopted on February 8, 1994 [filed as Exhibit
         10.8 to the Company's Form 10 (No. 1-12658), and incorporated herein by reference].

10.4 Savings Plan for the Employees of the Company, adopted on February 8, 1994, amended January 1, 2001 [filed as Exhibit 10.4 to the Company's Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.5 The Company's Supplemental Executive Retirement Plan dated April 26, 2000 [filed as Exhibit 10.5 to the Company's Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.6 The Company's Non-Employee Outside Directors' Stock Compensation Plan dated November 1, 1999 [filed as Exhibit 10.6 to the Company's Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

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

10.10 The Company's Executive Deferred Compensation Plan, adopted December 18, 2001, is filed herewith.

10.11 The Company's ESOP Amendment to the Savings Plan, adopted December 14, 2001, is filed herewith.

11. Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 2001 and 2000.

21.      Subsidiaries of the Company.

23.1     Consent of PricewaterhouseCoopers LLP.

99.      Five-Year Summary (see page 41).

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

Note: Part IV Item 14(1) 6 documents 10.10, 10.11, 11, 21, 23.1 and Item 14(c)
are not included herein. They will be filed in the Securities and Exchange Commission EDGAR filing of the Form 10-K document only.

ALBEMARLE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ALBEMARLE CORPORATION
                                                 (Registrant)

                                                 By:  /S/    WILLIAM M. GOTTWALD
                                                    ----------------------------
                                                           (William M. Gottwald)
                                                           Chairman of the Board

Dated: February 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2002.


        Signature                             Title

/s/ WILLIAM M. GOTTWALD               Chairman of the Board and Director
------------------------------------
   (William M. Gottwald)

/s/ FLOYD D. GOTTWALD, JR.            Chief Executive Officer,
------------------------------------  Chairman of the Executive Committee
   (Floyd D. Gottwald, Jr.)           and Director (Principal Executive Officer)

/s/ CHARLES B. WALKER                 Vice Chairman of the Board,
------------------------------------  Chief Financial Officer and
   (Charles B. Walker)                Director (Principal Financial Officer)

/s/ MARK C. ROHR                      President, Chief Operating Officer
------------------------------------  and Director
   (Mark C. Rohr)

/s/ ROBERT G. KIRCHHOEFER             Treasurer and Chief Accounting Officer
------------------------------------- (Principal Accounting Officer)
   (Robert G. Kirchhoefer)

/s/ CRAIG R. ANDERSSON                Director
--------------------------------------
   (Craig R. Andersson)

/s/ JOHN D. GOTTWALD                  Director
--------------------------------------
   (John D. Gottwald)

/s/ RICHARD L. MORRILL                Director
--------------------------------------
   (Richard L. Morrill)

/s/ SEYMOUR S. PRESTON III            Director
--------------------------------------
   (Seymour S. Preston III)

/s/ PAUL F. ROCHELEAU                 Director
--------------------------------------
   (Paul F. Rocheleau)

/s/ CHARLES E. STEWART                Director
---------------------------------------
   (Charles E. Stewart)

/s/ ANNE M. WHITTEMORE                Director
---------------------------------------
   (Anne M. Whittemore)

ALBEMARLE CORPORATION AND SUBSIDIARIES


FIVE-YEAR SUMMARY
-------------------------------------------------------------------------------------------------------------------------------

(In Thousands Except Per-Share Amounts)
-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31                                   2001           2000          1999          1998          1997
-------------------------------------------------------------------------------------------------------------------------------

Results of Operations
Net sales                                           $    916,899    $  917,549    $  845,925    $  820,862    $  829,850
Costs and expenses(a)                                    818,449       767,387       731,799       695,147       709,143
-------------------------------------------------------------------------------------------------------------------------------
   Operating profit                                       98,450       150,162       114,126       125,715       120,707

Interest and financing expenses                            5,536         5,998         8,379         4,487           719
Gain on sale of investment(b)                               --            --         (22,054)         --            --
Other income, net                                         (4,282)       (3,337)         (937)       (1,570)         (917)
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                97,196       147,501       128,738       122,798       120,905
Income taxes                                              29,029        45,725        39,909        38,066        40,923
-------------------------------------------------------------------------------------------------------------------------------
Net income                                          $     68,167    $  101,776    $   88,829    $   84,732    $   79,982
===============================================================================================================================

Financial Position and Other Data
Total assets                                        $  1,129,475    $  981,803    $  954,094    $  937,797    $  888,181
Operations:
   Working capital(c)                               $     79,824    $  173,038    $  201,246    $  203,594    $  184,176
   Current ratio(c)                                    1.26 to 1     2.22 to 1     2.53 to 1     2.89 to 1     2.64 to 1
   Depreciation and amortization                    $     77,610    $   73,750    $   75,750    $   75,012    $   69,044
   Capital expenditures                             $     49,903    $   52,248    $   77,569    $   76,747    $   85,284
   Acquisitions of businesses                       $    113,245    $   35,006          --      $   15,229          --
   Research and development expenses                $     21,919    $   26,201    $   34,288    $   29,655    $   31,446
Gross margin as a % of net sales                            24.1          29.6          30.4          30.9          31.5
Total long-term debt                                $    170,215    $   97,980    $  159,760    $  192,938    $   91,793
Equity(d)                                           $    593,302    $  558,907    $  490,564    $  451,667    $  517,336
Total long-term debt as a % of total capitalization         22.3          14.9          24.6          29.9          15.1


Common Stock
Basic earnings per share                            $       1.49    $     2.22    $     1.89    $     1.64    $     1.45
Shares used to compute basic earnings per share(d)        45,766        45,882        46,889        51,558        55,164
Diluted earnings per share                          $       1.47    $     2.18    $     1.87    $     1.63    $     1.44
Shares used to compute diluted earnings per share(d)      46,524        46,606        47,513        52,136        55,668
Cash dividends declared per share                   $        .52    $      .46    $      .40    $      .37    $      .32
Shareholders' equity per share(d)                   $      13.04    $    12.20    $    10.62    $     9.61    $     9.60
Return on average shareholders' equity                     11.8%         19.4%         18.9%         17.5%         15.6%
===============================================================================================================================

(a)2001 includes a special charge of $2,051($1,306 after income taxes) for workforce reductions; 2000 includes a special charge of $6,856 ($4,367 after income taxes) for workforce reductions and a one-time noncash pension settlement gain of $14,990 ($9,549 after income taxes) resulting from a change in election made in certain pension annuity contracts; 1999 includes a special charge of $10,692 ($6,717 after income taxes) for workforce reductions at certain of the Company's facilities.

(b)1999 gain on the sale of investment in Albright & Wilson stock ($14,381 after income taxes).

(c)The Company's working capital at December 31, 2001, includes $157,571 of debt related to the Company's Revolving Credit (c)Agreement which matures September 29, 2002. The Company is currently renegotiating a new debt agreement.

(d)Shareholders'  equity  includes the purchase of common  shares  amounting to:
   2001--417,505; 2000--574,091; 1999--857,400; 1998--6,912,741;
   1997--1,560,300.