Form 10-Q
period 2002-03-31
ALBEMARLE CORP
filed 2002-05-08
CIK 915913

Page 1

                                                             Page 1 of 23 Pages


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For Transition Period from ________ to ___________

Commission File Number 1-12658

                              ALBEMARLE CORPORATION
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter

           VIRGINIA                                            54-1692118
-------------------------------                         -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                                23210
--------------------                                             -------
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

Yes   X                  No

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2002: 41,610,716

                              ALBEMARLE CORPORATION

                                    I N D E X

                                                                       Page
                                                                      Number
                                                                      ------

PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2002
           and December 31, 2001                                         3-4

           Consolidated Statements of Income - Three
           Months Ended March 31, 2002 and 2001                          5

           Consolidated Statements of Comprehensive Income - Three
           Months Ended March 31, 2002 and 2001                          6

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2002 and 2001                    7

           Notes to the Consolidated Financial Statements                8-14

  ITEM 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition, and Additional
           Information                                                   15-21

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk    21

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                             21

  ITEM 4.  Submission of Matters to a Vote of Security Holders           22

  ITEM 6.  Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                               23

      PART I - FINANCIAL INFORMATION
      ------------------------------

         ITEM 1.  Financial Statements
                 ----------------------


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars In Thousands)
                             ----------------------

                                                     March 31,      December 31,
                                                       2002             2001
                                                    -----------     ------------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                         $   29,498        $  30,585
  Accounts receivable, less allowance for doubtful
    accounts (2002 - $1,910;  2001 - $4,193)           171,626          175,160
  Inventories:
    Finished goods                                     121,804          114,337
    Raw materials                                       18,809           19,551
    Stores, supplies and other                          25,222           25,773
                                                   ------------      -----------
                                                       165,835          159,661
  Deferred income taxes and prepaid expenses            17,378           18,255
                                                   ------------      -----------
    Total current assets                               384,337          383,661
                                                   ------------      -----------
Property, plant and equipment, at cost               1,434,971        1,425,203
  Less accumulated depreciation and amortization       911,669          895,531
                                                   ------------      -----------
    Net property, plant and equipment                  523,302          529,672

Prepaid pension assets                                 131,510          128,195
Other assets and deferred charges                       59,047           56,199
Goodwill                                                27,488           26,704
Other intangibles, net of amortization                   5,226            5,044
                                                   ------------      -----------
Total assets                                        $1,130,910       $1,129,475
                                                   ============      ===========



         See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             (Dollars In Thousands)
                             ----------------------

                                                     March 31,      December 31,
                                                       2002             2001
                                                   ------------     ------------
                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   65,619        $  63,559
  Long-term debt, current portion                      227,051          157,862
  Accrued expenses                                      60,096           59,978
  Dividends payable                                      5,404            5,915
  Income taxes payable                                  19,907           16,523
                                                    -----------      -----------
      Total current liabilities                        378,077          303,837
                                                    -----------      -----------
Long-term debt                                          12,060           12,353
Other noncurrent liabilities                           127,910          120,269
Deferred income taxes                                  100,961           99,714
Shareholders' equity:
  Common stock, $.01 par value, issued and outstanding-
    41,546,341 in 2002 and 45,498,201 in 2001              415              455
  Additional paid-in capital                               171           51,025
  Accumulated other comprehensive loss                 (19,377)         (18,453)
  Retained earnings                                    530,693          560,275
                                                    -----------      -----------
      Total shareholders' equity                       511,902          593,302
                                                    -----------      -----------
Total liabilities and shareholders' equity          $1,130,910       $1,129,475
                                                    ===========      ===========





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

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                    2002                 2001
                                                  --------             --------
Net sales                                         $224,628             $224,410
Cost of goods sold                                 168,868              164,955
                                                  --------             --------
   Gross profit                                     55,760               59,455

Selling, general and administrative expenses        25,704               22,704
Research and development expenses                    4,776                5,777
Special item                                           850                    -
                                                  --------             --------
   Operating profit                                 24,430               30,974
Interest and financing expenses                     (1,225)              (1,069)
Other income, net                                      792                1,582
                                                  --------             --------
Income before income taxes                          23,997               31,487
Income taxes                                         7,199                8,942
                                                  --------             --------
Net income                                        $ 16,798             $ 22,545
                                                  ========             ========
Basic earnings per share                          $   0.39             $   0.49
                                                  ========             ========
Diluted earnings per share                        $   0.38             $   0.48
                                                  ========             ========
Cash dividends declared per
  share of common stock                           $   0.13             $   0.26
                                                  ========             ========



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

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                    2002                  2001
                                                  ---------            ---------
Net income                                         $16,798              $22,545
Other comprehensive gain (loss),
  net of tax:
  Unrealized gain (loss) on securities
    available for sale                                  27                 (271)
  Foreign currency translation
    adjustments                                       (951)              (3,801)
                                                  ---------            ---------
Other comprehensive loss                              (924)              (4,072)
                                                  ---------            ---------
Comprehensive income                               $15,874              $18,473
                                                  =========            =========





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

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                          2002               2001
                                                                       ---------          ---------

Cash and cash equivalents at beginning of year                         $ 30,585           $ 19,300
                                                                       ---------          ---------
Cash flows from operating activities:
  Net income                                                             16,798             22,545
  Adjustments to reconcile net income to cash flows from
    operating activities:
     Depreciation and amortization                                       20,269             18,445
     Working capital increase (decrease) excluding cash
      and cash equivalents                                                1,057             (8,759)
  Other, net                                                             (4,452)              (795)
                                                                       ---------          ---------
   Net cash provided from operating activities                           33,672             31,436
                                                                       ---------          ---------

Cash flows from investing activities:
  Capital expenditures                                                   (8,182)           (14,469)
  Investments in joint ventures and nonmarketable securities             (1,277)            (6,143)
  Restricted cash from industrial revenue bond proceeds                   1,741                  -
  Other, net                                                              1,872                 22
                                                                       ---------          ---------
   Net cash used in investing activities                                 (5,846)           (20,590)
                                                                       ---------          ---------
Cash flows from financing activities:
  Proceeds from borrowings                                              100,099                  -
  Repayments of long-term debt                                          (31,164)            (9,216)
  Dividends paid                                                         (5,918)            (5,956)
  Purchases of common stock                                             (92,943)                 -
  Proceeds from exercise of stock options                                   445                591
                                                                       ---------          ---------
   Net cash used in financing activities                                (29,481)           (14,581)
                                                                       ---------          ---------
Net effect of foreign exchange on cash and cash equivalents                 568             (1,000)
                                                                       ---------          ---------
Net decrease in cash and cash equivalents                                (1,087)            (4,735)
                                                                       ---------          ---------
Cash and cash equivalents at end of period                             $ 29,498           $ 14,565
                                                                       =========          =========


         See accompanying notes to the consolidated financial statements

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

 1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary for a fair presentation, in all material respects, of the Company's consolidated financial position as of March 31, 2002, and December 31, 2001, the consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2002, and 2001, and condensed consolidated cash flows for the three-month periods ended March 31, 2002, and 2001. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report & Form 10-K filed on February 27, 2002. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.   Long-term debt consists of the following:

                                             March 31,              December 31,
                                               2002                     2001
                                           ------------             ------------
     Variable-rate bank loans                 $213,940                 $144,600
     Foreign borrowings                         13,174                   13,584
     Industrial revenue bonds                   11,000                   11,000
     Miscellaneous                                 997                    1,031
                                           ------------             ------------
       Total                                   239,111                  170,215
     Less amounts due within one year          227,051                  157,862
                                           ------------             ------------
       Long-term debt                         $ 12,060                 $ 12,353
                                           ============             ============



     The Company's Competitive Advance and Revolving Facility Agreement ("Revolving Credit Agreement") will mature on September 29, 2002. Accordingly, the balance outstanding thereunder is included in current liabilities. The Company anticipates entering into a new long-term agreement in the coming months.

 3. Cost of goods sold includes foreign exchange transaction gains (losses) of $791 and ($502) for the three-months ended March 31, 2002 and 2001, respectively.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)



 4. Basic and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001, are calculated as follows:


                                                          Three Months Ended
                                                               March 31,
                                                     ---------------------------
Basic earnings per share                               2002               2001
------------------------                             --------           --------
Numerator:
  Income available to stockholders, as reported      $16,798            $22,545
                                                     --------           --------
Denominator:
  Average number of shares of common stock
    outstanding                                       43,438             45,838
                                                     --------           --------
Basic earnings per share                             $  0.39            $  0.49
                                                     ========           ========

Diluted earnings per share
--------------------------
Numerator:
  Income available to stockholders, as reported      $16,798            $22,545
                                                     --------           --------
Denominator:
  Average number of shares of common stock
    outstanding                                       43,438             45,838
  Shares issuable upon exercise of stock
    options and other common stock equivalents           752                848
                                                     --------           --------
      Total shares                                    44,190             46,686
                                                     --------           --------
Diluted earnings per share                           $  0.38            $  0.48
                                                     ========           ========

 5. Cash dividends declared for the three-month period ended March 31, 2001 totaled $0.26 per share which included a dividend of $0.13 per share declared on February 28, 2001, payable April 1, 2001, as well as a dividend of $0.13 per share declared March 28, 2001, payable July 1, 2001.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

 6. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2002 and 2001, respectively, are as follows:

                                        % of Income Before Income Taxes
                                       ---------------------------------
                                          Three Months Ended March 31,
                                       ---------------------------------
                                             2002              2001
                                           --------         ---------
Federal statutory rate                       35.0%             35.0%
Foreign sales corporation benefit            (2.4)             (2.5)
State taxes, net of federal tax benefit       1.0               1.0
Depletion                                    (1.9)             (1.4)
Reversal of valuation allowance                 -              (3.3)
Other                                        (1.7)             (0.4)
                                           ---------        ---------
Effective income tax rate                    30.0%             28.4%
                                           =========        =========

     During the first quarter of 2001, the Company released a valuation allowance that had been required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.

 7. On May 31, 2001, the Company, through its wholly-owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH for approximately $34,000 in cash plus expenses and the assumption of approximately $64,000 in current and long-term liabilities. The assets acquired included Martinswerk's manufacturing facilities and headquarters in Bergheim, Germany and its 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs Breitenau, Austria. The acquisition was financed through the Company's existing Revolving Credit Agreement. The acquisition is being accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See pro forma financial information presented below. The purchase price allocation is still open at March 31, 2002, pending the Company's final determination of an accrual related to the valuation and the number of participants of the Company's liability for a planned workforce reduction in Germany which will be finalized by May 31, 2002. Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash, plus the assumption of certain current liabilities and expenses associated with the acquisition. The acquisition was financed through the Company's existing Revolving Credit Agreement. The Asset Purchase Agreement provides for additional contingent payments to ChemFirst Inc. which are dependant upon the contribution margin of certain products and are not expected to exceed $10,000. Additional payments, if any, will be recorded as goodwill. The acquisition is being accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See pro forma financial information presented below. The purchase price allocation valuation, excluding the effects of additional contingent consideration, has been included in the March 31, 2002 financial statements based upon the use of certain estimates. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The purchase price allocation is still open at March 31, 2002, pending the Company's receipt and reconciliation of certain inventory information from ChemFirst Inc. We expect to finalize the purchase price allocation in the second quarter of 2002. Albemarle's new businesses focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also include additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio.

     Pro forma information is presented as follows for the three-month period ended March 31, 2001, prior to the finalization of the purchase price allocations, as if Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001 and July 1, 2001, respectively, had been acquired on January 1, 2001.

                                            Three Months Ended
                                               March 31, 2001
                                         ------------------------

        Net sales                                  $265,591
                                                =============
        Net income                                  $24,736
                                                =============
        Basic earnings per share                      $0.54
                                                =============
        Diluted earnings per share                    $0.53
                                                =============

     The pro forma information presented above primarily includes adjustments for interest expense, depreciation expense and amortization of intangibles.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)


 8. On February 13, 2002, the Company completed the purchase of 4,000,000 shares of its common stock from Bruce C. Gottwald and his related immediate family interests for an aggregate price of $92,680. The Company's purchase price was 25 cents per share less than the weighted average trading price from New York Stock Exchange transactions in Albemarle common stock during the 10 business days' period beginning with the third business day following the announcement of Albemarle's 2001 year-end earnings.

 9. During the first quarter of 2002, the Company continued its efforts to reduce operating costs through an involuntary separation program that resulted in a special charge of $850 ($541 after income taxes or 1 cent per share on a diluted basis). The program impacted a total of 12 salaried employees throughout the Company. The following table summarizes the total liability assumed related to the involuntary separation program:

                                       Three Months Ended
                                         March 31, 2002
                                       ------------------

         Total 2002 workforce
         reduction charge                         $1,114

         Less: over accrual from
         prior year accruals                         264
                                       ------------------

         Net workforce reduction
         charge for 2002                           $ 850
                                       ==================

     Approximately $733 of the total 2002 work force accrual was paid in the first quarter. In addition, essentially all of the fourth quarter 2001 work force accrual was paid during the first quarter of 2002.

 10. During the first quarter ended March 31, 2002, the Company recorded a net charge of $2,000 ($1,274 after income taxes or 3 cents per share on a diluted basis) to costs of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture. The Company's balance sheet at March 31, 2002, included entries reflecting the accrual of a probable insurance recovery of $3,700 in other assets and deferred charges and accruals totaling $5,700 in current and noncurrent liabilities.

 11. The Company has recorded environmental liabilities of approximately $29,970 and $30,245 at March 31, 2002 and December 31, 2001, respectively, which represents management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations. We believe that such estimate is reasonable based on available information and that the liabilities and related loss contingencies and the expected outcome of uncertainties have been adequately described in the Company's consolidated financial

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     statements at December 31, 2001. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs associated with the Company's past operations, in excess of amounts already recorded, could be up to $10,000 before income taxes, to be incurred over a period of time. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

 12. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals operating segment is comprised of agrichemicals and pharmachemicals, performance chemicals and fine chemistry services. Segment data includes intersegment transfers of raw materials at cost and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items not allocated to the reportable segments.


                                                       Three Months Ended March 31,
                                  ----------------------------------------------------------------------
                                             2002                                       2001
                                  -----------------------------            -----------------------------
Summary of Segment Results         Revenues            Income               Revenues             Income
                                  ----------          ---------            ----------           --------
Polymer Chemicals                  $116,463            $11,729              $120,956           $ 20,858
Fine Chemicals                      108,165             16,503               103,454             14,892
                                  ----------          ---------            ----------          ---------
   Segment totals                  $224,628             28,232              $224,410             35,750
                                  ==========                               ==========
Corporate and other expenses                            (3,802)                                  (4,776)
                                                      ---------                                ---------
   Operating profit                                     24,430                                   30,974
Interest and financing expenses                         (1,225)                                  (1,069)
Other income, net                                          792                                    1,582
                                                      ---------                                ---------
Income before income taxes                            $ 23,997                                 $ 31,487
                                                      =========                                =========

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

 13. During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. This statement was effective for years beginning after December 15, 2001, with the exception of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization and amortization provisions of the statement. For financial reporting purposes, the Company discontinued amortization of goodwill as of January 1, 2002, with the exception of goodwill associated with the acquisition of the custom and fine chemicals businesses of ChemFirst Inc., and is in compliance with periodic impairment test procedures. The Company has completed its transitional goodwill impairment testing and has determined that goodwill is not impaired at January 1, 2002.

     The following schedule presents net income, basic earnings per share and diluted earnings per share, exclusive of goodwill amortization expense, including any related tax effects, for all periods presented in which the standard had not been adopted.

                                                 Three Months Ended
                                                   March 31, 2001
                                                ---------------------

Reported net income                                          $22,545
Add back: goodwill amortization, net of tax                      281
                                                ---------------------
Adjusted net income                                          $22,826
                                                =====================

Basic earnings per share:
  Reported net income                                          $0.49
  Goodwill amortization, net of tax                             0.01
                                                ---------------------
  Adjusted net income                                          $0.50
                                                =====================

Diluted earnings per share:
  Reported net income                                          $0.48
  Goodwill amortization, net of tax                             0.01
                                                ---------------------
  Adjusted net income                                          $0.49
                                                =====================



     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. This Statement has not had an impact on the Company's financial statements as of March 31, 2002.

         ITEM 2. Management's Discussion and Analysis of Results of Operations
                --------------------------------------------------------------
                 and Financial Condition and Additional Information
                ---------------------------------------------------

     The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 2001.

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

     Results of Operations
     ---------------------
     First Quarter 2002 Compared with First Quarter 2001
     ---------------------------------------------------

     Net sales for first quarter 2002 of $224.6 million were about even with first quarter 2001 net sales of $224.4 million primarily due to $35.6 million in first quarter net sales from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc. offset, in part, by lower shipments and selling prices in flame retardants ($14.1 million), catalysts and additives ($7.6 million) and agrichemicals ($4.9 million), lower selling prices and shipments in performance chemicals ($6.7 million) and lower shipments in pharmachemicals ($2.2 million).

     The gross profit margin decreased to 24.8% in first quarter 2002 from 26.5% for the corresponding period in 2001. First quarter 2002 operating profit was down 21.1% or $6.5 million from first quarter 2001 operating profit primarily due to lower shipments and selling prices in flame retardants and catalyst and additives and the net unfavorable effects of foreign exchange offset, in part, by favorable raw material and energy costs and the favorable net effects of the mid-year 2001 acquisitions. First quarter 2002 operating profit also includes a charge of $2.0 million ($5.7 million, net of a probable insurance recovery of $3.7 million) to costs of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture as well as a $0.9 million charge for workforce reductions as the Company continues to aggressively pursue its cost reduction efforts.

     Selling, general and administrative expenses ("SG&A") and research and development expenses ("R&D"), increased 7.0% or $2.0 million in the first quarter of 2002 versus first quarter 2001 primarily due to SG&A and R&D costs related to the businesses acquired in 2001 ($3.2 million) offset, in part, by the benefits of cost reduction efforts initiated in 2001. As a percentage of net sales, selling, general and administrative expenses, and research and development expenses, were 13.6% in 2002 versus 12.7% in the 2001 quarter.

     OPERATING SEGMENTS
     Net sales by reportable business operating segment for the first quarter periods ended March 31, 2002 and 2001 are as follows:

                                           Net Sales
                                        (In Thousands)
                                ------------------------------

                                    2002               2001
                                -----------        -----------
     Polymer Chemicals            $116,463           $120,956
     Fine Chemicals                108,165            103,454
                                -----------        -----------
     Segment totals               $224,628           $224,410
                                ===========        ===========

     Polymer Chemicals' net sales for first quarter 2002 decreased 3.7%, or $4.5 million, from first quarter 2001 net sales, primarily due to lower shipments and pricing of flame retardants ($14.1 million) and catalysts and additives ($7.6 million), which includes the unfavorable net effects of foreign exchange ($2.4 million) offset, in part, by net sales of $17.1 million from the May 31, 2001 acquisition of Martinswerk GmbH.

     Fine Chemicals' net sales for first quarter 2002 increased 4.6% or $4.7 million from first quarter 2001 primarily due to net sales of $18.5 million from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc. offset, in part, by lower pricing and shipments in performance chemicals ($6.7 million), and lower shipments and pricing in agrichemicals ($4.9 million) and pharmachemicals ($2.2 million), which includes the unfavorable net effects of foreign exchange ($1.5 million).

     Operating profit by reportable business operating segment for the first quarter periods ended March 31, 2002, and 2001 are as follows:

                                             Operating Profit
                                              (In Thousands)
                                  -----------------------------------
                                       2002                  2001
                                  --------------       --------------
     Polymer Chemicals                $11,729              $20,858
     Fine Chemicals                    16,503               14,892
                                  --------------       --------------

     Segment totals                    28,232               35,750
     Corporate and other expenses      (3,802)              (4,776)
                                  --------------     ----------------

     Operating profit                 $24,430              $30,974
                                  ==============     ================

     Polymer Chemicals' first quarter 2002 segment operating profit was down 43.8% or $9.1 million from first quarter 2001 primarily due to lower sales volumes ($5.0 million), net of the favorable effects of the mid-year 2001 acquisition of Martinswerk GmbH and sales prices ($4.3 million), a reclassification of bad debt expense for an account written off to the corporate allowance for doubtful accounts from corporate and other expenses ($2.0 million) and the net unfavorable effects of foreign exchange ($2.0 million) offset, in part, by favorable raw material costs ($4.6 million).

     Fine Chemicals' first quarter 2002 segment operating profit increased 10.8% or $1.6 million from first quarter 2001 primarily due to favorable plant utilization and production costs ($7.5 million) and favorable raw material costs ($4.9 million) offset, in part, by lower sales prices ($4.6 million) and volumes ($3.6 million) and a charge of $2.0 million ($5.7 million, net of a probable insurance recovery of $3.7 million) that related to the discontinuance of product support for and the withdrawal from a water treatment venture.

     Corporate and other expenses for the first quarter of 2002 were down 20.4%, or $1.0 million, from first quarter 2001 primarily due to a reclassification of bad debt expense to Polymer Chemicals ($2.0 million) offset, in part, by a first quarter 2001 workforce reduction charge ($0.9 million).

     INTEREST AND FINANCING EXPENSES
     Interest and financing expenses for first quarter 2002 increased $0.1 million from $1.1 million in first quarter 2001.

     OTHER INCOME, NET
     Other income, net for the first quarter 2002 amounted to $0.8 million, down $0.8 million from the corresponding period in 2001.

     INCOME TAXES
     Income taxes for first quarter 2002 were lower compared to the same period in 2001 primarily due to lower income before taxes in 2002. The first quarter 2002 effective income tax rate was 30.0%, up from 28.4% in first quarter 2001. During the first quarter of 2001, the Company released a valuation allowance that had been required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.


     Financial Condition and Liquidity
     ---------------------------------

     Cash  and  cash   equivalents  at  March  31,  2002,  were  $29.5  million,
     representing  a decrease  of $1.1  million  from $30.6  million at year-end
     2001.

     Cash flows provided from operating activities of $33.7 million, together with $100.1 million of proceeds from borrowings primarily from the Company's Competitive Advance and Revolving Facility Agreement ("Revolving Credit Agreement") were used primarily to purchase 4,000,000 shares of the Company's common stock, to cover repayment of debt, capital expenditures, and payment of dividends. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

     The change in the Company's accumulated other comprehensive loss from December 31, 2001, was primarily due to net foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the U.S. Dollar versus the Euro and the Japanese Yen.

     The noncurrent portion of the Company's long-term debt amounted to $12.1 million at March 31, 2002, compared to $12.4 million at the end of 2001. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 31.8% at March 31, 2002. The Company is guarantor of $11.8 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 32.9% at March 31, 2002.

     The Company's Revolving Credit Agreement will mature on September 29, 2002. Accordingly, the balance outstanding at March 31, 2002, is included in current liabilities. The Company anticipates entering into a new long-term agreement in the coming months based upon market conditions at the time the agreement is consummated.

     The Company's capital expenditures in the first three months of 2002 were lower than the same period of 2001. For the year capital expenditures are forecasted to be slightly lower than the 2001 level. Capital spending will be financed primarily with cash flow from operations with additional cash needed, if any, to be provided from debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

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

     Additional Information
     ----------------------

     Summary of Critical Accounting Policies:
     ----------------------------------------

     CONSOLIDATION
     The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its majority-owned and controlled subsidiaries. The Company applies the equity method of accounting for investments between 20% and 50% owned and the Company has significant influence. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     The Company evaluates historical and expected undiscounted operating cash flows of the related business segments or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. Recorded property, plant and equipment is reevaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

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


     Outlook
     -------

     In Polymer Chemicals, we hope the improvement in flame retardant volumes that we have seen earlier this year will continue. We are uncertain, at this point, about its sustainability because we are still trying to validate whether it is based on true end-market demand strength or the result of inventory buildup in the supply chain. We hope to have this sorted out by the middle of the year. We are, however, seeing some erosion in pricing, primarily in some of our larger volume flame retardant products, brought on by excess capacity that resulted from the electronics industry slowdown. We continue to watch the polyolefins end markets closely in order to determine when we can expect strengthening in our customers demand for our catalysts and additives businesses.

     In Fine Chemicals, we anticipate a slightly weaker second quarter of 2002 due to the seasonality in our agrichemicals business, but then stronger succeeding quarters such that 2002 should exceed last year operating profits.

     Overall, we believe our business will be essentially flat through the first half of this year followed by a period of gradual improvement as the polymer industry starts to recover.

     Additional information regarding the Company, its products, markets and financial performance is provided at the Company's Internet web site, www.Albemarle.com.


         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
                 -----------------------------------------------------------
     There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 2001.

      Part II - OTHER INFORMATION
      ---------------------------

         ITEM 1. Legal Proceedings
                ------------------

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

         ITEM 4. Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

     At the annual meeting of shareholders held on March 27, 2002, there were 41,535,476 shares of common stock outstanding and entitled to vote, and 37,901,755 were represented in person or by proxy. The voting shareholders elected the directors nominated in the Proxy Statement with the following affirmative votes and votes withheld:

     Director                         Affirmative Votes          Votes Withheld
     ---------                        -----------------          --------------
     Craig R. Andersson                  37,229,678                  672,077
     Floyd D. Gottwald, Jr.              37,117,213                  784,542
     John D. Gottwald                    37,149,751                  752,004
     William M. Gottwald                 37,123,017                  778,738
     Richard L. Morrill                  37,224,721                  677,034
     Seymour S. Preston III              37,228,045                  673,710
     Paul F. Rocheleau                   37,220,437                  681,318
     Mark C. Rohr                        37,204,177                  697,578
     Charles E. Stewart                  37,151,695                  750,060
     Charles B. Walker                   37,208,274                  693,481
     Anne M. Whittemore                  37,225,684                  676,071

     The shareholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's auditors for 2002 with 36,766,985 affirmative votes, 1,069,845 negative votes and 64,925 abstentions.


         ITEM 6. Exhibits and Reports on Form 8-K
                 ---------------------------------

            (a) Exhibits - None

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


                                      ALBEMARLE CORPORATION
                                      ---------------------
                                      (Registrant)




     Date:  May 8, 2002               By:  s/ Robert G. Kirchhoefer
                                          --------------------------

                                      Robert G. Kirchhoefer
                                      Treasurer and Chief Accounting Officer
                                      (Principal Accounting Officer)