Form 10-K/A
period 2001-12-31
ALBEMARLE CORP
filed 2002-05-31
CIK 915913

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Albemarle Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K/A.

                             ALBEMARLE CORPORATION


PURPOSE OF AMENDMENT:

The purpose of this amendment is to correct a typographical error in Note No.8 beginning on Page 23 of the original filing, Page 11 of this filing.

Also attached is an updated Exhibit 23.1, the consent from our independent auditors, PricewaterhouseCoopers LLP, dated May 31, 2002.

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

NOTE 3--EARNIGS PER SHARE:

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


NOTE 7--ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                          2001         2000
----------------------------------------------------------------
Employee benefits, payroll and
   related taxes                           $30,454      $31,010
Taxes other than income and payroll          7,211        7,426
Other                                       22,313       18,496
----------------------------------------------------------------
   Total                                   $59,978      $56,932
================================================================


NOTE 8--LONG-TERM DEBT:

Long-term debt consists of the following:

                                          2001           2000
----------------------------------------------------------------
Variable-rate bank loans                  $144,600      $70,000
Foreign borrowings                          13,584       15,916
Industrial revenue bonds                    11,000       11,000
Miscellaneous                                1,031        1,064
----------------------------------------------------------------
   Total                                   170,215       97,980
Less amounts due within one year           157,862          299
----------------------------------------------------------------
   Long-term debt                         $ 12,353      $97,681
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

The following table summarizes information about fixed-price stock options at December 31, 2001:

                                             Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------------------------------------------------------------
                                       Number            Weighted-Average    Weighted-Average    Number
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

On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash plus expenses and the assumption of certain current liabilities. The acquisition was financed through the Company's existing Credit Agreement. The Asset Purchase Agreement provides for additional contingent payments to ChemFirst Inc. which are dependent upon the contribution margin of certain products and are not expected to exceed $10,000. Additional payments, if any, will be recorded as goodwill. The acquisition is being accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See Footnote 16, "Pro Forma Financial Information--Unaudited." The purchase price allocation valuation, excluding the effects of additional contingent consideration, has been included in the December 31, 2001, financial statements based upon the use of certain estimates. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The purchase price allocation valuation is still open at December 31, 2001, pending the Company's finalization of certain inventory related matters. Albemarle's new businesses focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also include additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio. A summary of the assets acquired and liabilities assumed is presented as follows, prior to the finalization of the purchase price allocations, for Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively.


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


                                    For the Years Ended
                                        December 31
-------------------------------------------------------------
                                       2001          2000
-------------------------------------------------------------
Net sales                        $   987,398   $   1,093,567
Net income                       $    70,527   $     107,789
Diluted earnings per share       $      1.52   $        2.31
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


                                                 ALBEMARLE CORPORATION
                                                 (Registrant)

                                                 By:  /S/
                                                   ----------------------------
                                                     Robert G. Kirchhoefer

Dated: May 31, 2002