Form 10-Q
period 2002-06-30
ALBEMARLE CORP
filed 2002-08-14
CIK 915913

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from              to
                           ------------    ------------

Commission File Number 1-12658

                              ALBEMARLE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            VIRGINIA                                              54-1692118
---------------------------                                  -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                                   23210
---------------------------------------                           ----------
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

Number of shares of common stock, $.01 par value, outstanding as of July 31, 2002: 41,676,088

                              ALBEMARLE CORPORATION

                                    I N D E X

                                                                            Page
                                                                          Number(s)
                                                                          --------
PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Balance Sheets - June 30, 2002 and
           December 31, 2001                                                 3-4

           Consolidated Statements of Income - Three- and Six-
           Months Ended June 30, 2002 and 2001                                 5

           Consolidated Statements of Comprehensive Income - Three-
           and Six- Months Ended June 30, 2002 and 2001                        6

           Condensed Consolidated Statements of Cash Flows - Six Months
           Ended June 30, 2002 and 2001                                        7

           Notes to the Consolidated Financial Statements                   8-15

   ITEM 2. Management's Discussion and Analysis of Results
           of Operations and Financial Condition and Additional
           Information                                                     16-24

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk         25

PART II.   OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                  25

   ITEM 5. Other Information                                                  25

   ITEM 6. Exhibits and Reports on Form 8-K                                   26

SIGNATURES                                                                    27

EXHIBIT INDEX                                                                 28

   Exhibit 3(ii) By-Laws as Amended                                        29-51

   Exhibit 99. List of Albemarle Corporation Officers                         52

PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                        June 30,    December 31,
                                                          2002          2001
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                           $   33,404    $   30,585
   Accounts receivable, less allowance for doubtful
      accounts (2002 - $2,778;  2001 - $4,193)            189,609       175,160
   Inventories:
      Finished goods                                      117,923       114,337
      Raw materials                                        20,317        19,551
      Stores, supplies and other                           24,858        25,773
                                                       ----------    ----------
                                                          163,098       159,661
   Deferred income taxes and prepaid expenses              16,664        18,255
                                                       ----------    ----------
      Total current assets                                402,775       383,661
                                                       ----------    ----------
Property, plant and equipment, at cost                  1,471,541     1,425,203
   Less accumulated depreciation and amortization         940,185       895,531
                                                       ----------    ----------
      Net property, plant and equipment                   531,356       529,672
Prepaid pension assets                                    134,526       128,195
Other assets and deferred charges                          58,094        56,199
Goodwill                                                   29,232        26,704
Other intangibles, net of amortization                      5,983         5,044
                                                       ----------    ----------
Total assets                                           $1,161,966    $1,129,475
                                                       ==========    ==========

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                June 30,    December 31,
                                                  2002          2001
                                              -----------   ------------
                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $   70,545    $   63,559
   Long-term debt, current portion                198,838       157,862
   Accrued expenses                                62,326        59,978
   Dividends payable                                5,418         5,915
   Income taxes payable                            24,458        16,523
                                               ----------    ----------
      Total current liabilities                   361,585       303,837
                                               ----------    ----------
Long-term debt                                     12,072        12,353
Other noncurrent liabilities                      131,825       120,269
Deferred income taxes                             115,097        99,714
Shareholders' equity:
   Common stock, $.01 par value, issued and
      outstanding- 41,675,338 in 2002
      and 45,498,201 in 2001                          417           455
   Additional paid-in capital                       2,119        51,025
   Accumulated other comprehensive loss            (7,120)      (18,453)
   Retained earnings                              545,971       560,275
                                               ----------    ----------
      Total shareholders' equity                  541,387       593,302
                                               ----------    ----------
Total liabilities and shareholders' equity     $1,161,966    $1,129,475
                                               ==========    ==========

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                      -------------------   -------------------
                                        2002       2001       2002        2001
                                      --------   --------   --------   --------
Net sales                             $245,051   $211,286   $469,679   $435,696
Cost of goods sold                     186,896    162,550    355,764    327,505
                                      --------   --------   --------   --------
   Gross profit                         58,155     48,736    113,915    108,191
Selling, general and administrative
   expenses                             28,916     22,186     54,620     44,890
Research and development
   expenses                              4,020      5,433      8,796     11,210
Special item                                --         --        850         --
                                      --------   --------   --------   --------
   Operating profit                     25,219     21,117     49,649     52,091
Interest and financing expenses         (1,235)    (1,086)    (2,460)    (2,155)
Other income, net                        2,276      1,236      3,068      2,818
                                      --------   --------   --------   --------
Income before income taxes              26,260     21,267     50,257     52,754
Income taxes                             5,566      6,462     12,765     15,404
                                      --------   --------   --------   --------
Net income                            $ 20,694   $ 14,805   $ 37,492   $ 37,350
                                      ========   ========   ========   ========
Basic earnings per share              $   0.50   $   0.32   $   0.88   $   0.81
                                      ========   ========   ========   ========
Diluted earnings per share            $   0.48   $   0.32   $   0.86   $   0.80
                                      ========   ========   ========   ========
Cash dividends declared per
   share of common stock              $   0.13   $     --   $   0.26   $   0.26
                                      ========   ========   ========   ========

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                         ------------------   -----------------
                                           2002      2001       2002      2001
                                         -------   -------    -------   -------
Net income                               $20,694   $14,805    $37,492   $37,350
Other comprehensive income (loss),
   net of tax:
   Unrealized (loss) gain on securities
      available for sale                    (123)       32        (96)     (239)
   Foreign currency translation
      adjustments                         12,380    (2,700)    11,429    (6,501)
                                         -------   -------    -------   -------
Other comprehensive income (loss)         12,257    (2,668)    11,333    (6,740)
                                         -------   -------    -------   -------
Comprehensive income                     $32,951   $12,137    $48,825   $30,610
                                         =======   =======    =======   =======

        See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                                -------------------
                                                                  2002       2001
                                                                --------   --------
Cash and cash equivalents at beginning of year                  $ 30,585   $ 19,300
                                                                --------   --------
Cash flows from operating activities:
   Net income                                                     37,492     37,350
   Adjustments to reconcile net income to cash flows from
      operating activities:
         Depreciation and amortization                            40,475     37,014
         Working capital decrease excluding cash
            and cash equivalents                                   7,959        743
   Other, net                                                     (7,610)    (6,696)
                                                                --------   --------
      Net cash provided from operating activities                 78,316     68,411
                                                                --------   --------

Cash flows from investing activities:
   Capital expenditures                                          (19,267)   (28,558)
   Investments in joint ventures and nonmarketable securities     (3,164)    (6,193)
   Acquisition of business                                            --    (45,375)
   Restricted cash from industrial revenue bond proceeds           1,741         --
   Other, net                                                      2,412        676
                                                                --------   --------
      Net cash used in investing activities                      (18,278)   (79,450)
                                                                --------   --------
Cash flows from financing activities:
   Proceeds from borrowings                                      103,995     44,000
   Purchases of common stock                                     (92,943)        --
   Repayments of long-term debt                                  (64,969)   (31,014)
   Dividends paid                                                (11,316)   (12,239)
   Proceeds from exercise of stock options                         2,156        598
                                                                --------   --------
      Net cash (used in) provided from financing activities      (63,077)     1,345
                                                                --------   --------
Net effect of foreign exchange on cash and cash equivalents        5,858     (1,719)
                                                                --------   --------
Net increase (decrease) in cash and cash equivalents               2,819    (11,413)
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 33,404   $  7,887
                                                                ========   ========

         See accompanying notes to the consolidated financial statements

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary for a fair presentation, in all material respects, of the Company's consolidated financial position as of June 30, 2002, and December 31, 2001, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2002, and 2001, and condensed consolidated cash flows for the six month periods ended June 30, 2002, and 2001. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report & Form 10-K/A as amended on May 31, 2002. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain revisions have been made to three- and six-months pro forma amounts ended June 30, 2001 to reflect final purchase price allocations of the Martinswerk GmbH and the custom and fine chemicals business of ChemFirst Inc. acquisitions.

2.   Long-term debt consists of the following:

                                        June 30,   December 31,
                                          2002         2001
                                        --------   ------------
     Variable-rate bank loans           $193,510     $144,600
     Foreign borrowings                    5,403       13,584
     Industrial revenue bonds             11,000       11,000
     Miscellaneous                           997        1,031
                                        --------     --------
        Total                            210,910      170,215
     Less amounts due within one year    198,838      157,862
                                        --------     --------
        Long-term debt                  $ 12,072     $ 12,353
                                        ========     ========

     The Company's Competitive Advance and Revolving Facility Agreement ("Revolving Credit Agreement") will mature on September 29, 2002. Accordingly, the balance outstanding thereunder is included in current liabilities. The Company anticipates entering into a new three-year long-term credit agreement by September 1, 2002.

3. Cost of goods sold includes foreign exchange transaction gains (losses) of $283 and ($85) and $1,074 and ($587) for the three- and six-months ended June 30, 2002 and 2001, respectively.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

4. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2002 and 2001, are calculated as follows:


                                            Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                            ------------------   -----------------
                                               2002      2001      2002      2001
                                             -------   -------   -------   -------
     Basic earnings per share

     Numerator:
        Income available to shareholders,
           as reported                       $20,694   $14,805   $37,492   $37,350
                                             -------   -------   -------   -------
     Denominator:
        Average number of shares of
           common stock outstanding           41,618    45,873    42,528    45,855
                                             -------   -------   -------   -------
     Basic earnings per share                $  0.50   $  0.32   $  0.88   $  0.81
                                             =======   =======   =======   =======
     Diluted earnings per share

     Numerator:
        Income available to shareholders,
           as reported                       $20,694   $14,805   $37,492   $37,350
                                             -------   -------   -------   -------
     Denominator:
        Average number of shares of
           common stock outstanding           41,618    45,873    42,528    45,855
        Shares issuable upon
           exercise of stock options           1,204       794       978       821
                                             -------   -------   -------   -------
              Total shares                    42,822    46,667    43,506    46,676
                                             -------   -------   -------   -------
     Diluted earnings per share              $  0.48   $  0.32   $  0.86   $  0.80
                                             =======   =======   =======   =======

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

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

6. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and six-month periods ended June 30, 2002 and 2001, respectively, are as follows:


                                                  % of Income Before Income Taxes
                                               -------------------------------------
                                               Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                               ------------------   ----------------
                                                   2002   2001         2002   2001
                                                   ----   ----         ----   ----
     Federal statutory rate                        35.0%  35.0%        35.0%  35.0%
     Foreign sales corporation benefit             (2.4)  (2.5)        (2.4)  (2.5)
     State taxes, net of federal tax benefit        1.0    1.0          1.0    1.0
     Depletion                                     (1.7)  (2.2)        (1.8)  (1.7)
     Reversal of valuation allowance                 --     --           --   (2.0)
     Other, net                                    (1.2)  (0.9)        (1.4)  (0.6)
                                                   ----   ----         ----   ----
     Effective income tax rate on operations       30.7   30.4         30.4   29.2
     Federal income tax settlement                 (9.5)    --         (5.0)    --
                                                   ----   ----         ----   ----
     Effective income tax rate                     21.2%  30.4%        25.4%  29.2%
                                                   ====   ====         ====   ====

     On April 25, 2002, following approval by the congressional Joint Committee on Taxation, the Company received a settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service on its claims for adjustment of export benefits for the years 1994 and 1995. Consequently, the effective tax rate for the second quarter and first six months of 2002 was 21.2% and 25.4%, respectively. The Company expects to maintain its targeted income tax rate of 30% for the last half of 2002 and a blended rate for the year of approximately 28%.

     During the first quarter of 2001, the Company released a valuation allowance that had been required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.

7. On May 31, 2001, the Company acquired Martinswerk GmbH and certain U.S. working capital for approximately $34,000 in cash plus expenses and the assumption of approximately $63,000 in current and long-term liabilities. The assets acquired included Martinswerk's manufacturing facilities and headquarters in Bergheim, Germany and its 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs Breitenau, Austria. The acquisition was financed through the Company's existing Revolving Credit Agreement. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     See pro forma financial information presented below. The purchase price allocation was finalized during the quarter ended June 30, 2002. Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

     On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash, plus the assumption of certain current liabilities and expenses associated with the acquisition. The acquisition was financed through the Company's existing Revolving Credit Agreement. The Asset Purchase Agreement provided for additional contingent payments to ChemFirst Inc. which are dependant upon the contribution margin of certain products and are not expected to exceed $10,000. Additional payments, if any, will be recorded as goodwill. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See pro forma financial information presented below. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The purchase price allocation was finalized during the quarter ended June 30, 2002. The new businesses acquired focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also included additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio.

     Pro forma information is presented as follows for the three- and six-month periods ended June 30, 2001, as if Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc. had been acquired on January 1, 2001.

                                  Three Months Ended   Six Months Ended
                                     June 30, 2001       June 30, 2001
                                  ------------------   ----------------
     Net sales                         $240,604            $506,195

     Net income                        $ 14,782            $ 39,353

     Basic earnings per share          $   0.32            $   0.86

     Diluted earnings per share        $   0.32            $   0.84

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

9. During the first quarter of 2002, the Company continued its efforts to reduce operating costs through an involuntary separation program that resulted in a special charge of $850 ($541 after income taxes or 1 cent per share on a diluted basis). The program impacted a total of 12 salaried employees throughout the Company. The following table summarizes the total special charges assumed related to the involuntary separation program:

                                                   Six-Months Ended
                                                     June 30, 2002
                                                   ----------------
     Total 2002 workforce reduction charge              $1,114

     Less: over accrual from prior year accruals           264
                                                        ------

     Net workforce reductions charged for 2002          $  850
                                                        ======

     Approximately $900 of the total 2002 workforce accrual charge was paid during the period ended June 30, 2002. In addition, essentially all of the fourth quarter 2001 work force accrual was paid during the first quarter of 2002.

10. During the six months ended June 30, 2002, the Company recorded a net charge of $2,300 ($1,465 after income taxes or 3 cents per share on a diluted basis) to cost of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture. The Company's balance sheet at June 30, 2002, included entries reflecting the accrual of a probable insurance recovery of $4,000 in other assets and accruals totaling $2,900 in current and noncurrent liabilities, net of payments made to date.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

11. The Company has recorded environmental liabilities of $32,735 and $30,245 at June 30, 2002 and December 31, 2001, respectively, which represents management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations. The Company believes that such estimate is reasonable based on available information and that the liabilities and related loss contingencies and the expected outcome of uncertainties have been adequately described in the Company's consolidated financial statements at December 31, 2001. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs associated with the Company's past operations, in excess of amounts already recorded, could be up to approximately $10,000 before income taxes, to be incurred over a period of time. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

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

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

                                        Three Months Ended June 30,
                                  ---------------------------------------
                                         2002                 2001
                                  ------------------   ------------------
Summary of segment results        Revenues   Income    Revenues   Income
--------------------------        --------   -------   --------   -------
Polymer Chemicals                 $136,104   $19,028   $108,916   $15,288
Fine Chemicals                     108,947    12,189    102,370     9,198
                                  --------   -------   --------   -------
   Segment totals                 $245,051    31,217   $211,286    24,486
                                  ========             ========
Corporate and other expenses                  (5,998)              (3,369)
                                             -------              -------
   Operating profit                           25,219               21,117
Interest and financing expenses               (1,235)              (1,086)
Other income, net                              2,276                1,236
                                             -------              -------
Income before income taxes                   $26,260              $21,267
                                             =======              =======

                                         Six Months Ended June 30,
                                  ---------------------------------------
                                         2002                 2001
                                  ------------------   ------------------
Summary of segment results        Revenues   Income    Revenues   Income
--------------------------        --------   -------   --------   -------
Polymer Chemicals                 $252,567   $30,757   $229,872   $36,146
Fine Chemicals                     217,112    28,692    205,824    24,090
                                  --------   -------   --------   -------
   Segment totals                 $469,679    59,449   $435,696    60,236
                                  ========             ========
Corporate and other expenses                  (9,800)              (8,145)
                                             -------              -------
   Operating profit                           49,649               52,091
Interest and financing expenses               (2,460)              (2,155)
Other income, net                              3,068                2,818
                                             -------              -------
Income before income taxes                   $50,257              $52,754
                                             =======              =======

13. During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. This statement was effective for years beginning after December 15, 2001, with the exception of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization and amortization provisions of the statement. For financial reporting purposes, the Company discontinued amortization of goodwill as of January 1, 2002, with the exception of goodwill associated with the July 2001 acquisition of the custom and fine chemicals businesses of ChemFirst Inc., for which amortization, in accordance with SFAS No. 142, never began, and is in compliance with periodic impairment test procedures. The Company has completed its

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     transitional goodwill impairment testing and has determined that goodwill is not impaired at January 1, 2002. The following schedule presents net income, basic earnings per share and diluted earnings per share, exclusive of goodwill amortization expense, including any related tax effects, for all periods presented in which the standard had not been adopted.

                                                    Three Months    Six Months
                                                       Ended          Ended
                                                   June 30, 2001   June 30, 2001
                                                   -------------   -------------

     Reported net income                              $14,805         $37,350
     Add back: goodwill amortization, net of tax          257             539
                                                      -------         -------
     Adjusted net income                              $15,062         $37,889
                                                      =======         =======

     Basic earnings per share:
        Reported net income                           $  0.32         $  0.81
        Goodwill amortization, net of tax                0.01            0.01
                                                      -------         -------
        Adjusted net income                           $  0.33         $  0.82
                                                      =======         =======

     Diluted earnings per share:
        Reported net income                           $  0.32         $  0.80
        Goodwill amortization, net of tax                0.01            0.01
                                                      -------         -------
        Adjusted net income                           $  0.33         $  0.81
                                                      =======         =======

     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. This Statement has not had an impact on the Company's financial statements as of June 30, 2002.

     During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Number 4, 44, and 64, Amendment of FASB Statement Number 13, and Technical Corrections." The provisions of this statement are generally effective for fiscal years beginning after May 15, 2002 and are not expected to have a material impact on the Company's future financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company's future financial statements.

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

     Results of Operations
     Second Quarter 2002 Compared with Second Quarter 2001

     Net sales for second quarter 2002 of $245.1 million were up $33.8 million, or 16.0% from second quarter 2001 net sales of $211.3 million, primarily due to $25.7 million in second quarter 2002 net sales from the acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc., which were completed on May 31, 2001 and July 1, 2001, respectively. The increase in net sales also reflected higher shipments offset by lower pricing in flame retardants ($14.8 million) partially offset by lower shipments and selling prices in performance chemicals ($6.2 million).

     The gross profit margin increased to 23.7% in second quarter 2002 from 23.1% for the corresponding period in 2001. Second quarter 2002 operating profit was up 19.4% or $4.1 million from second quarter 2001 operating profit primarily due to higher shipments, offset, in part, by lower selling prices in flame retardants, favorable raw material and manufacturing fixed costs and the favorable net effects of the mid-year 2001 acquisitions.

     Selling, general and administrative expenses ("SG&A") and research and development expenses ("R&D"), increased 19.3% or $5.3 million in the second quarter of 2002 versus second quarter 2001 primarily due to costs related to the businesses acquired in 2001 ($3.2 million) as well as higher employee incentive costs in the current period versus the corresponding 2001 period. As a percentage of net sales, selling, general and administrative expenses, and research and development expenses, were 13.4% in 2002 versus 13.1% in the 2001 quarter.

     Operating Segments
     Net sales by reportable business operating segment for the second quarter periods ended June 30, 2002 and 2001 are as follows:

                                         Net Sales
                                       (In Thousands)
                                    -------------------
                                      2002       2001
                                    --------   --------
     Polymer Chemicals              $136,104   $108,916
     Fine Chemicals                  108,947    102,370
                                    --------   --------
     Segment totals                 $245,051   $211,286
                                    ========   ========

     Polymer Chemicals' net sales for second quarter 2002 increased 25.0%, or $27.2 million, from second quarter 2001 net sales, primarily due to $11.1 million in net sales from the May 31, 2001 acquisition of Martinswerk GmbH, higher shipments partly offset by lower prices in flame retardants ($14.8 million) and favorable pricing in catalysts and additives ($1.3 million).

     Fine Chemicals' net sales for second quarter 2002 increased 6.4% or $6.6 million from second quarter 2001 primarily due to net sales of $14.6 million from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc., offset, in part, by lower shipments and selling prices in performance chemicals ($6.2 million) and lower shipments in pharmachemicals and agrichemicals ($1.9 million).

     Operating profit by reportable business operating segment for the second quarter periods ended June 30, 2002, and 2001 are as follows:

                                     Operating Profit
                                      (In Thousands)
                                    -----------------
                                      2002      2001
                                    -------   -------
     Polymer Chemicals              $19,028   $15,288
     Fine Chemicals                  12,189     9,198
                                    -------   -------
     Segment totals                  31,217    24,486
     Corporate and other expenses    (5,998)   (3,369)
                                    -------   -------
     Operating profit               $25,219   $21,117
                                    =======   =======

     Polymer Chemicals' second quarter 2002 segment operating profit was up 24.5% or $3.7 million from second quarter 2001 primarily due to higher sales volumes ($8.9 million), favorable raw material costs ($3.6 million), offset, in part, by lower selling prices ($4.0 million) and higher manufacturing costs ($3.7 million) and higher SG&A and R&D on new acquisitions ($1.1 million).

     Fine Chemicals' second quarter 2002 segment operating profit increased 32.5% or $3.0 million from second quarter 2001 primarily due to favorable plant utilization and production costs ($7.3 million) and favorable raw material costs ($5.8 million) offset, in part, by lower volumes ($5.8 million) and sales prices ($3.0 million) and higher SG&A and R&D on new acquisitions ($1.0 million).

     Corporate and other expenses for the second quarter of 2002 were up 78.0%, or $2.6 million from second quarter 2001, primarily due to higher employee incentive award costs in the 2002 period.

     Interest and Financing Expenses
     Interest and financing expenses for second quarter 2002 increased $0.1 million from $1.1 million in second quarter 2001.

     Other Income, Net
     Other income, net for the second quarter 2002 amounted to $2.3 million, up $1.1 million from the corresponding period in 2001. Second quarter 2002 includes interest income of $2.0 million from the Federal Internal Revenue Service ("IRS") income tax settlement received in April 2002, mentioned below.

     Income Taxes
     Income taxes for second quarter 2002 were lower compared to the same period in 2001 primarily due to an IRS income tax settlement, received in April 2002, in the amount of $2.5 million which related to an adjustment of export benefits for the years 1994 and 1995. Consequently, the second quarter 2002 effective income tax rate was 21.2%, down from 30.4% in second quarter 2001. Excluding the income tax settlement, the second quarter 2002 effective income tax rate was 30.7%. The Company expects to maintain its targeted income tax rate of 30% for the last half of 2002 and a blended rate for the year of approximately 28%.

     Results of Operations
     Six Months 2002 Compared with Six Months 2001

     Net sales for the first six months of 2002 amounted to $469.7 million, up 7.8% or $34.0 million from net sales of $435.7 million for the corresponding period of 2001 primarily due to $61.3 million in net sales in the 2002 period from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc. The increase in net sales was partially offset by product mix in performance chemicals ($12.9 million), lower shipments of agrichemicals and pharmachemicals ($8.6 million) and catalysts and additives ($6.6 million).

     The gross profit margin was 24.3% in the first six months of 2002 which was relatively constant with the 24.8% margin for the corresponding period in 2001. The first six months of 2002 operating profit was down 4.7% or $2.4 million from the 2001 period. The first six months of 2002 includes a charge of $2.3 million ($6.3 million, net of a probable insurance recovery of $4.0 million) to cost of sales related to the discontinuance of product support for and the withdrawal from a water treatment venture as well as a $0.9 million charge for workforce reductions as the Company continues to aggressively pursue its cost reduction efforts. Favorable plant utilization and production costs in performance chemicals, agrichemcials and pharmachemicals and favorable raw material costs offset lower selling prices in flame retardants and lower shipments in catalysts and additives for the six months of 2002 versus the corresponding 2001 period.

     Selling, general and administrative expenses and research and development expenses increased 13.0% or $7.3 million in the first six months of 2002 versus the 2001 period primarily due to costs related to the businesses acquired in 2001 of $5.3 million as well as higher employee incentive costs in the current period. As a percentage of net sales, selling, general and administrative expenses, including research and development expenses, were 13.5% in the first six months 2002 versus 12.9% in the corresponding period of 2001.

     Operating Segments
     Net sales by reportable business operating segment for the six-months periods ended June 30, 2002 and 2001 are as follows:

                                         Net Sales
                                    -------------------
                                      2002       2001
                                    --------   --------
     Polymer Chemicals              $252,567   $229,872
     Fine Chemicals                  217,112    205,824
                                    --------   --------
        Segment totals              $469,679   $435,696
                                    ========   ========

     Polymer Chemicals' net sales for the first six months of 2002 increased 9.9% or $22.7 million from the corresponding period in 2001 primarily due to the increase in net sales of $28.3 million, resulting from the May 31, 2001, acquisition of Martinswerk GmbH offset, in part, by lower shipments in catalysts and additives of $6.6 million.

     Fine Chemicals' net sales for the first six months of 2002 increased 5.5% or $11.3 million from the corresponding period in 2001 primarily due to the increase in net sales of $33.0 million resulting from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc. offset, in part, by product mix in performance chemicals of $12.9 million and lower shipments in pharmachemicals and agrichemicals of $8.6 million.

     Operating profit by reportable business operating segment for the six-months periods ended June 30, 2002, and 2001 are as follows:

                                     Operating Profit
                                    -----------------
                                      2002      2001
                                    -------   -------
     Polymer Chemicals              $30,757   $36,146
     Fine Chemicals                  28,692    24,090
                                    -------   -------
     Segment totals                  59,449    60,236
     Corporate and other expenses    (9,800)   (8,145)
                                    -------   -------
     Operating profit               $49,649   $52,091
                                    =======   =======

     Polymer Chemicals' first six months of 2002 segment operating profit was down 14.9% or $5.4 million from the corresponding period in 2001 primarily due to lower selling prices ($8.3 million), higher manufacturing costs ($3.5 million), higher SG&A and R&D on new acquisitions ($2.8 million), the unfavorable net effects of foreign exchange ($1.2 million), a first quarter 2002 reclassification of bad debt expense to the Polymer Chemicals' segment from corporate and other expenses ($2.0 million), offset, in part, by favorable raw material costs ($8.2 million) and higher shipments ($4.2 million).

     Fine Chemicals' first six months of 2002 segment operating profit increased 19.1% or $4.6 million from the corresponding period in 2001 primarily due to favorable plant utilization and production costs ($15.7 million) and favorable raw material costs ($10.7 million), offset, in part, by lower shipments ($8.7 million) and sales prices ($7.6 million) and a charge of $2.0 million ($6.3 million, net of a probable insurance recovery of $4.0 million) that related to the discontinuance of product support for and the withdrawal from a water treatment venture, higher SG&A and R&D on new acquisitions ($2.5 million) and the unfavorable net effects of foreign exchange ($0.4 million).

     Corporate and other expenses for the first six months of 2002 were up 20.3%, or $1.7 million, from the corresponding period in 2001 primarily due to higher employee incentive award costs and a first quarter 2002 workforce reduction charge of $0.9 million, offset, in part, by a first quarter 2002 reclassification of bad debt expense to the Polymer Chemicals segment operating profit from corporate and other expenses ($2.0 million).

     Interest and Financing Expenses
     Interest and financing expenses for the first six months of 2002 increased $0.3 million from $2.2 million in the corresponding period of 2001 primarily due to higher average outstanding debt, partially offset by a lower interest rate in the 2002 period.

     Other Income, Net
     Other income, net for the first six months of 2002 amounted to $3.1 million, up $0.3 million from the corresponding period in 2001.

     Income Taxes
     Income taxes for the first six months of 2002 were lower compared to the same period in 2001 due to an IRS income tax settlement received in April 2002 which amounted to $2.5 million that related to an adjustment of export benefits for the years 1994 and 1995 and lower income before taxes in the 2002 period, partially offset by the reversal in 2001 of a deferred tax valuation allowance associated with one of the Company's foreign subsidiaries. The effective income tax rate for the first six months of 2002 was 25.4%, down from 29.2% in the corresponding period of 2001. Excluding the income tax settlement, the first six months of 2002 effective income tax rate was 30.4%. The Company expects to maintain its targeted income tax rate of 30% for the last half of 2002 and a blended rate for the year of approximately 28%.

     Financial Condition and Liquidity

     Cash and cash equivalents at June 30, 2002, were $33.4 million, representing an increase of $2.8 million from $30.6 million at year-end 2001.

     Cash flows provided from operating activities of $78.3 million, together with $104.0 million of proceeds from borrowings, primarily from the Company's Competitive Advance and Revolving Facility Agreement ("Revolving Credit Agreement"), were used primarily to purchase 4,000,000 shares of the Company's common stock, to cover repayment of debt, capital expenditures, and payment of dividends. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

     The change in the Company's accumulated other comprehensive income from December 31, 2001, was primarily due to net foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the Euro and Japanese Yen versus the U.S. Dollar.

     The noncurrent portion of the Company's long-term debt amounted to $12.1 million at June 30, 2002, compared to $12.4 million at the end of 2001. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 28.0% at June 30, 2002. The Company is guarantor of $14.5 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 29.4% at June 30, 2002.

     The Company's Revolving Credit Agreement will mature on September 29, 2002. Accordingly, the balance outstanding at June 30, 2002, is included in current liabilities. The Company anticipates entering into a new three-year credit agreement by September 1, 2002.

     The Company's capital expenditures in the first six months of 2002 were lower than the same period of 2001. For the year capital expenditures are forecasted to be slightly lower than the 2001 level. Capital spending will be financed primarily with cash flow from operations with additional cash needed, if any, to be provided from debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

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

     Additional Information

     Summary of Critical Accounting Policies:

     Consolidation
     The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its majority-owned and controlled subsidiaries. The Company applies the equity method of accounting for investments between 20% and 50% owned over which the

     Company has significant influence. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     Revenue Recognition
     Sales revenue is recognized when (1) ownership and all rewards and risks of loss have been transferred to the buyer, (2) the price is fixed and determinable, and (3) collectibility is reasonably assured. Revenue from services is recognized when costs of providing services are incurred.

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

     The Company evaluates historical and expected undiscounted operating cash flows of the related business segments or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. Recorded property, plant and equipment is re-evaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

     The costs of brine leases and royalty interests are amortized using a method approximating the units-of-production method.

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

     Pension Plans and Other Postretirement Benefits
     Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The policy of the Company is to fund post-retirement health benefits for retirees on a pay-as-you-go basis. There are significant assumptions used in determining amounts include the discount rate, expected return on plan assets, rate of compensation increase and assumed health care trend rate.

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

     Stock Based Compensation
     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Research and Development Expenses
     The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred.

     Outlook

     Fine Chemicals
     Overall for our Fine Chemicals business, we anticipate a stronger third quarter than second quarter 2002 and believe 2002 should exceed last year's operating profit. We believe there will be a good pick up in our pharmaceutical business that will yield quarter-to-quarter growth. We believe the higher production costs, which were incurred in a couple of second quarter extended plant turnarounds, are behind us as we enter the second half of the year. In our end markets, there could be significant volatility going forward in our agrichemicals business where weather can be a significant factor for our customers and their growing season. Therefore, we anticipate that our agrichemicals business will be flat to down for the third quarter versus the second quarter and for the year compared to 2001.

     Polymer Chemicals
     In our flame retardants business, even though we saw good volume growth in the second quarter both sequentially and year-over-year, we are somewhat concerned that this may have been caused by an inventory buildup in the overall supply chain and are somewhat cautious about the outlook for the balance of the year. The consumer electronics business sector, our major end market, remains tenuous, especially in the printed wire board and epoxy areas, where our customers are struggling to find signs of consistent growth in consumer spending. The polyolefin end markets, that are the primary drivers for our catalyst and additives business, appear to be strengthening as their end markets and operating rates continue to improve.

     In the second quarter, we announced price increases for a number of our flame retardant products. Pricing had fallen to a level where action was needed to improve operating margins to a level sufficient to sustain business long term. We hope to implement the increases as soon as our existing customer contracts allow. However, it will probably be the fourth quarter before these begin to take hold.

     While we have benefited in the first half of this year from lower raw material costs versus the same period a year ago, we believe this will begin to fade later this year as many of the price increases announced in the industry by our suppliers are also implemented.

     Incorporating the second quarter tax refund we received and based on an expected tax rate in the second half of 2002 of 30%, we are now estimating a 28% tax rate for the year.

     We've had a strong start in our third quarter business. Our customers for the most part believe that they are in a period of slow economic growth that will continue through this year. While we are concerned about the slow return of certain flame retardant markets and the current turmoil on Wall Street, we are optimistic about our position and our ability to continue to deliver quarterly earnings for the rest of this year that are an improvement over those of 2001 and in line with the existing consensus estimates for our corporation before any special items.

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

     ITEM 1. Legal Proceedings

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

     ITEM 5. Other Information

     On May 31, 2002, the Company's Board of Directors announced changes in the Company's senior management. Paul F. Rocheleau, was elected senior vice President and Chief Financial Officer, succeeding Charles B. Walker. With this appointment, Mr. Rocheleau resigned from his position on the Board of Directors. Mr. Walker continues as Vice Chairman and now leads corporate merger and acquisition activities.

     On July 31, 2002, the Company announced that Mark C. Rohr has been elected President and Chief Executive Officer, effective October 1, 2002. After that date, Floyd D. Gottwald, Jr., will serve as Vice Chairman of the Board and continue as Chairman of the Executive Committee.

     At its July 31, 2002 meeting, Albemarle's Board of Directors increased its regular quarterly dividend to 14 cents a share from 13 cents, payable October 1, 2002, to shareholders of record September 13, 2002. The new annualized dividend rate will be 56 cents per share.

     ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following documents are filed as exhibits to this Form 10-Q pursuant to Item 601 of Regulation S-K:

               3(ii) By-laws of the registrant amended in June 2002 are filed herewith

               99.  List of Albemarle Corporation Officers (filed herewith).

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALBEMARLE CORPORATION
                                        (Registrant)

Date: August 14, 2002
                                        By:  /s/  ROBERT G. KIRCHHOEFER
                                           ----------------------------
                                        Robert G. Kirchhoefer
                                        Treasurer and Chief Accounting Officer
                                        (Principal Accounting Officer)

                                 EXHBIT INDEX

                                                                   Page
                                                                Numbers(s)
                                                                ----------

     3(ii)   By-laws of the registrant amended in June 2002 are
               filed herewith                                     29-51

     99.     List of Albemarle Corporation Officers (filed
               herewith).                                            52