Form 10-Q
period 2002-09-30
ALBEMARLE CORP
filed 2002-11-12
CIK 915913

                                                           Page 1 of 201 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from _______________ to ____________________

Commission File Number 1-12658

                              ALBEMARLE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                          54-1692118
--------------------------------                       -------------------
State  or other  jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                         Identification No.)


330 SOUTH FOURTH STREET
P. O. BOX 1335
RICHMOND, VIRGINIA                                                  23210
----------------------------------------               -----------------------
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
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2002: 41,678,326.

                              ALBEMARLE CORPORATION

                                    I N D E X

                                                                        Page
                                                                      Number(s)
                                                                      ---------

PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 2002 and
     December 31, 2001                                                 3-4

     Consolidated Statements of Income - Three- and Nine-
     Months Ended September 30, 2002 and 2001                            5

     Consolidated Statements of Comprehensive Income - Three-
     and Nine-Months Ended September 30, 2002 and 2001                   6

     Condensed Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 2002 and 2001                                   7

     Notes to the Consolidated Financial Statements                   8-16

 ITEM 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition and Additional
          Information                                                17-26

 ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk    26

 ITEM 4.  Controls and Procedures                                       26

PART II.  OTHER INFORMATION

 ITEM 1.  Legal Proceedings                                             26

 ITEM 5.  Other Information                                             27

 ITEM 6.  Exhibits and Reports on Form 8-K                              27

SIGNATURES                                                              28

CERTIFICATIONS                                                       29-32

EXHIBIT INDEX                                                           33

 Exhibit 3(ii) By-Laws as Amended                                    34-56

 Exhibit 10.1 Credit Agreement dated September 10, 2002             57-200

 Exhibit 99.  List of Albemarle Corporation Officers                   201

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements
         --------------------


                                        ALBEMARLE CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                (Dollars In Thousands)

                                                      September 30, 2002        December 31, 2001
                                                      ------------------        -----------------
                                                          (Unaudited)

ASSETS

Current assets:

  Cash and cash equivalents                           $           36,093        $          30,585

  Accounts receivable, less allowance for doubtful
  accounts (2002 - $2,912;  2001 - $4,193)                       187,609                  175,160

  Inventories:

     Finished goods                                              112,040                  114,337

     Raw materials                                                19,311                   19,551

     Stores, supplies and other                                   27,692                   25,773
                                                      ------------------        -----------------
                                                                 159,043                  159,661

Deferred income taxes and prepaid expenses                        21,358                   18,255
                                                      ------------------        -----------------

          Total current assets                                   404,103                  383,661
                                                      ------------------        -----------------

Property, plant and equipment, at cost                         1,473,536                1,425,203

     Less accumulated depreciation and amortization              954,720                  895,531

       Net property, plant and equipment                         518,816                  529,672

Prepaid pension assets                                           137,124                  128,195

Other assets and deferred charges                                 60,877                   56,199

Goodwill                                                          28,927                   26,704

Other intangibles, net of amortization                             5,643                    5,044
                                                      ------------------        -----------------

Total assets                                          $        1,155,490        $       1,129,475
                                                      ==================        =================



                             See accompanying notes to the consolidated financial statements.

                                        ALBEMARLE CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                  (Dollars In Thousands)


                                                      September 30, 2002        December 31, 2001
                                                      ------------------        -----------------
                                                          (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                    $           74,190        $          63,559

  Long-term debt, current portion                                    323                  157,862

  Accrued expenses                                                67,051                   59,978

  Dividends payable                                                5,337                    5,915

  Income taxes payable                                            28,653                   16,523
                                                     -------------------        -----------------

          Total current liabilities                              175,554                  303,837
                                                     -------------------        -----------------

Long-term debt                                                   177,629                   12,353

Other noncurrent liabilities                                     131,586                  120,269

Deferred income taxes                                            115,573                   99,714

Shareholders' equity:

  Common stock, $.01 par value, issued and outstanding-

    41,678,326 in 2002 and 45,498,201 in 2001                        417                      455

  Additional paid-in capital                                       2,160                   51,025

  Accumulated other comprehensive loss                            (7,918)                 (18,453)

  Retained earnings                                              560,489                  560,275
                                                     -------------------        -----------------

          Total shareholders' equity                             555,148                  593,302
                                                     -------------------        -----------------

Total liabilities and shareholders' equity           $         1,155,490        $       1,129,475
                                                     ===================        =================



                            See accompanying notes to the consolidated financial statements.

                                                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                     (In Thousands Except Per-Share Amounts)
                                                                     (Unaudited)

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                            -------------------------------      ----------------------------------

                                                2002                2001               2002                 2001
                                            -----------         -----------       ------------          -----------

Net sales                                   $  263,324          $  242,017         $  733,003           $  677,713
Cost of goods sold                             198,350             185,336            554,114              512,841
                                            -----------         -----------        -----------          -----------
    Gross profit                                64,974              56,681            178,889              164,872

Selling, general and administrative
  expenses                                      29,450              25,822             84,070               70,712
Research and development
  expenses                                       4,120               5,603             12,916               16,813
Special item                                         -                   -                850                    -
                                            -----------         -----------        -----------          -----------
     Operating profit                           31,404              25,256             81,053               77,347
                                            -----------         -----------        -----------          -----------

Interest and financing expenses                 (1,315)             (2,013)            (3,775)              (4,168)
Other (expense) income, net                       (841)                975              2,227                3,793
                                            -----------         -----------        -----------          -----------
   Income before income taxes                   29,248              24,218             79,505               76,972
Income taxes                                     8,896               7,457             21,661               22,861
                                            -----------         -----------        -----------          -----------
Net income                                  $   20,352          $   16,761         $   57,844           $   54,111
                                            ===========         ===========        ===========          ===========
Basic earnings per share                    $     0.49          $     0.37         $     1.37           $     1.18
Diluted earnings per share                  $     0.48          $     0.36         $     1.34           $     1.16
                                            ===========         ===========        ===========          ===========
Cash dividends declared per
   share of common stock                    $     0.14          $     0.13         $     0.40           $     0.39
                                            ===========         ===========        ===========          ===========


                                          See accompanying notes to the consolidated financial statements.

                                                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                             (Dollars In Thousands)
                                                                  (Unaudited)




                                              Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                       -------------------------------          -----------------------------
                                          2002                 2001                 2002               2001
                                       ----------          ----------           ----------         ----------
Net income                             $  20,352           $  16,761            $  57,844          $  54,111
Other comprehensive (loss) income,
 net of tax:
   Unrealized (loss) on securities
      available for sale                    (342)               (102)                (439)              (341)
   Foreign currency translation
      adjustments                           (456)              7,307               10,974                806
                                        ----------          ----------          -----------        ----------
Other comprehensive (loss) income,          (798)              7,205               10,535                465
                                        ----------         ----------           -----------        ----------
Comprehensive income                   $  19,554           $  23,966            $  68,379          $  54,576
                                        ==========         ==========           ===========        ==========






                                   See accompanying notes to the consolidated financial statements.


                                  ALBEMARLE CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars In Thousands)
                                                 (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                     ---------------------------
                                                                          2002           2001
                                                                     -----------     -----------
Cash and cash equivalents at beginning of year                       $   30,585      $   19,300
                                                                     -----------     -----------
Cash flows from operating activities:
   Net income                                                            57,844          54,111
   Adjustments to reconcile net income to cash flows from
    operating activities:
     Depreciation and amortization                                       60,646          55,461
     Working capital decrease (increase) excluding cash
      and cash equivalents                                               21,873          (7,303)
   Increase in prepaid pension assets                                    (8,929)        (13,332)
   Other, net                                                            (3,513)         13,054
                                                                    ------------     -----------
Net cash provided from operating activities                             127,921         101,991
                                                                    ------------     -----------

Cash flows from investing activities:
   Capital expenditures                                                 (27,906)        (37,928)
   Investments in joint ventures and nonmarketable securities            (3,785)         (6,216)
   Acquisition of businesses, net of cash acquired                            -        (113,000)
   Restricted cash from industrial revenue bond proceeds                  1,741               -
   Other, net                                                             3,139             767
                                                                   -------------    ------------
Net cash used in investing activities                                   (26,811)       (156,377)
                                                                   -------------    ------------

Cash flows from financing activities:
   Proceeds from borrowings                                             103,995         122,850
   Repayments of long-term debt                                         (97,426)        (36,211)
   Purchases of common stock                                            (92,943)         (2,202)
   Dividends paid                                                       (17,231)        (18,194)
   Proceeds from exercise of stock options                                2,196             677
                                                                  --------------    ------------
Net cash (used in) provided from financing activities                  (101,409)         66,920
                                                                  --------------    ------------
Net effect of foreign exchange on cash and cash equivalents               5,807           2,388
                                                                  --------------    ------------
Net increase in cash and cash equivalents                                 5,508          14,922
                                                                  --------------    ------------
Cash and cash equivalents at end of period                           $   36,093      $   34,222
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

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and Subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary for a fair presentation, in all material respects, of the Company's consolidated financial position as of September 30, 2002, and December 31, 2001, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2002, and 2001, and condensed consolidated cash flows for the nine-month periods ended September 30, 2002, and 2001. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report & Form 10-K as amended on May 31, 2002. The December 31, 2001 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to current presentation. Certain revisions have been made to the nine-month pro forma amounts ended
     September 30, 2001 to reflect final purchase price allocations of the Martinswerk GmbH and the custom and fine chemicals business of ChemFirst Inc. acquisitions.

2.   Long-term debt consists of the following:

                                          September 30,            December 31,
                                               2002                    2001
                                          -------------          --------------
     Variable-rate bank loans              $   158,225           $    144,600
     Foreign borrowings                          7,732                 13,584
     Industrial revenue bonds                   11,000                 11,000
     Miscellaneous                                 995                  1,031
                                          -------------          --------------
        Total                                  177,952                170,215
                                          -------------          --------------
     Less amounts due within one year              323                157,862
                                          -------------          --------------
        Long-term debt                    $    177,629           $     12,353
                                          =============          ==============


     On September 10, 2002, the Company entered into a new three-year unsecured Credit Agreement with a group of lenders providing for $375 million in revolving credit facilities. Borrowing under the credit facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including covenants relating to leverage (measured as the ratio of debt and interest to adjusted earnings). We currently are in compliance with all such covenants. An increase in pricing level based on the Company's debt to capitalization ratio would not accelerate the maturity of our indebtedness thereunder. However, an increase in our debt to capitalization ratio would result in an increase in the

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     interest rate and fees payable under the credit facility. The Company's former credit facility was to mature on September 29, 2002, which required the short-term debt amount of $157,862 for the period ended December 31, 2001, to be included in current liabilities.

3. Cost of goods sold included foreign exchange gains of $548 and $1,622 for the three- and nine-month periods ended September 30, 2002, respectively. Cost of goods sold for the three- and nine-month periods ended September 30, 2001, included foreign exchange gains of $976 and $389, respectively.

4. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2002 and 2001, are calculated as follows:


                                     Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                    -------------------       ------------------

Basic earnings per share              2002         2001         2002       2001
------------------------            --------     --------     -------   --------
Numerator:
  Income available to shareholders,
    as reported                     $ 20,352     $ 16,761    $ 57,844   $ 54,111
                                    --------     --------    --------   --------

Denominator:
  Average number of shares of
    common stock outstanding          41,676       45,870      42,244     45,860
                                    --------     --------    --------   --------

  Basic earnings per share          $   0.49     $   0.37     $  1.37   $   1.18
                                    ========     ========     =======   ========

Diluted earnings per share
--------------------------
Numerator:
  Income available to shareholders,
    as reported                     $ 20,352     $ 16,761    $ 57,844   $ 54,111
                                    --------     --------    --------   --------
Denominator:
  Average number of shares of
    common stock outstanding          41,676       45,870      42,244     45,860

  Shares issuable upon
    exercise of stock options          1,120          669       1,026        771
                                    --------     --------     -------   --------

          Total shares                42,796        46,539     43,270     46,631
                                    --------      --------   --------   --------

  Diluted earnings per share        $   0.48      $   0.36   $   1.34   $   1.16
                                    ========      ========   ========   ========

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

5. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and nine-month periods ended September 30, 2002 and 2001, respectively, are as follows:

                                                     % of Income Before Income Taxes
                                         -----------------------------------------------------
                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                         -------------------------    ------------------------
                                             2002          2001           2002         2001
                                         ----------    ----------     ------------   ---------
Federal statutory rate                        35.0%       35.0%           35.0%         35.0%
Extraterritorial income tax benefit           (2.9)       (0.2)           (1.7)         (1.8)
State taxes, net of federal tax benefit        1.0         1.2             1.0           1.1
Depletion                                     (1.5)       (2.1)           (2.6)         (1.8)
Reversal of valuation allowance                  -           -              -           (1.4)
Other, net                                    (1.2)       (3.1)           (1.4)         (1.4)
                                          ----------   ----------     -----------    ---------
Effective income tax rate on operations       30.4        30.8            30.3          29.7

Federal income tax settlement                    -           -            (3.1)            -
                                          -----------  ----------     -----------    ---------
Effective income tax rate                     30.4%       30.8%           27.2%         29.7%
                                          ===========  ==========     ===========    =========



     On April 25, 2002, following approval by the Congressional Joint Committee on Taxation, the Company received a settlement of $3,777, including interest of $2,017 ($1,285 after income taxes) from the Internal Revenue Service on its claims for adjustment of export benefits for the years 1994 and 1995. This interest is included in other (expense) income, net in the consolidated statements of income. Consequently, the effective tax rate for the third quarter and first nine months of 2002 was 30.4% and 27.2%, respectively. The Company expects to maintain its targeted income tax rate of 30% for the last half of 2002 and a blended rate for the year of approximately 28%.

     During the first quarter of 2001, the Company released a valuation allowance that had been required on a deferred tax asset related to the Company's facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company's Olefins Business was sold.

6. On May 31, 2001, the Company acquired Martinswerk GmbH and certain U.S. working capital for approximately $34,000 in cash plus expenses and the assumption of approximately $63,000 in current and long-term liabilities. The assets acquired included Martinswerk's manufacturing facilities and headquarters in Bergheim, Germany and its 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs Breitenau, Austria. The acquisition was financed through the Company's previous Revolving Credit

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     Agreement. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See pro forma financial information presented below. The purchase price allocation was finalized during the quarter ended June 30, 2002. Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

     On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash, plus the assumption of certain current liabilities and expenses associated with the acquisition. The acquisition was financed through the Company's previous Revolving Credit Agreement. The Asset Purchase Agreement provided for additional contingent payments to ChemFirst Inc. which are dependant upon the contribution margin of certain products and are not expected to exceed $10,000. Additional payments totaling $1,138 have been added to goodwill in 2002. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. See pro forma financial information presented below. The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The purchase price allocation was finalized during the second quarter ended June 30, 2002. The new businesses acquired focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also include additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle's polymer chemicals business. Included is a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio.

     Pro forma information is presented as follows for the nine-month period ended September 30, 2001, as if Martinswerk GmbH and Martinswerk's 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc. had been acquired on January 1, 2001.

                                           Nine Months Ended
                                           September 30, 2001
                                          --------------------
          Net sales                               $748,212

          Net income                              $ 56,342

          Basic earnings per share                $   1.23

          Diluted earnings per share              $   1.21

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     The pro forma information presented above primarily includes adjustments for interest expense, depreciation expense and amortization of intangibles.

7. On February 13, 2002, the Company completed the purchase of 4,000,000 shares of its common stock from Bruce C. Gottwald and his related immediate family interests for an aggregate price of $92,680. At that time, the Company retired the shares and reduced retained earnings by $40,979 after eliminating the balance in additional paid-in capital. The Company's purchase price was 25 cents per share less than the weighted average trading price from New York Stock Exchange transactions in Albemarle common stock during the 10 business days' period beginning with the third business day following the announcement of Albemarle's 2001 year-end earnings.

8. During the first quarter of 2002, the Company continued its efforts to reduce operating costs through an involuntary separation program that resulted in a special charge of $850 ($541 after income taxes or 1 cent per share on a diluted basis). The program impacted a total of 12 salaried employees throughout the Company. The following table summarizes the total special charges assumed related to the involuntary separation program:

                                                       Nine Months Ended
                                                      September 30, 2002
                                                     --------------------
       Total 2002 workforce reduction charge                      $1,114

             Less: over accrual from
               prior year accruals                                   264
                                                     --------------------
       Net workforce reductions charged for 2002                    $850
                                                     ====================



     Approximately $36 of the total 2002 workforce accrual charge was unpaid at September 30, 2002. In addition, essentially all of the fourth quarter 2001 work force accrual was paid during the first quarter of 2002.

9. During the nine months ended September 30, 2002, the Company recorded a net charge of $2,750 ($1,752 after income taxes or 4 cents per share on a diluted basis) to cost of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture. The Company's balance sheet at September 30, 2002, included entries reflecting the accrual of a probable insurance recovery of approximately $4,000 in other assets and accruals totaling $276 in current liabilities, net of payments made to date.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

10. The Company has recorded environmental liabilities of $31,091 and $30,245 at September 30, 2002 and December 31, 2001, respectively, which represent management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations. The Company believes that such estimates are reasonable based on available information and that the liabilities and related loss contingencies and the expected outcome of uncertainties have been adequately described in the Company's consolidated financial statements at December 31, 2001. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs associated with the Company's past operations, in excess of amounts already recorded, could be up to approximately $9,500 before income taxes, to be incurred over a period of time. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

11. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, organometallics and catalysts, and polymer additives and intermediates. The Fine Chemicals operating segment is comprised of agrichemicals and pharmachemicals, performance chemicals and fine chemistry services. Segment data includes intersegment transfers of raw materials at cost and foreign exchange gains and losses as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items not allocated to the reportable segments.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

                                                 Three Months Ended September 30,
                                         ------------------------------------------------
                                                  2002                       2001
                                         ------------------------------------------------
Summary of Segment Results                Revenues    Income         Revenues    Income
                                         ---------   ---------      ---------    --------
Polymer Chemicals                       $  145,503  $   21,262     $  117,558   $  14,217
Fine Chemicals                             117,821      17,622        124,459      18,065
                                         ---------   ---------      ---------    --------
   Segment totals                       $  263,324      38,884     $  242,017      32,282
                                         =========                  =========
Corporate and other expenses                            (7,480)                    (7,026)
                                                     ----------                  ---------
   Operating Profit                                     31,404                     25,256

Interest and financing expenses                         (1,315)                    (2,013)
Other income, net                                         (841)                       975
                                                     ----------                  ---------
Income before income taxes                          $   29,248                  $  24,218
                                                     ==========                  =========


                                                 Nine Months Ended September 30,
                                        -------------------------------------------------
                                                 2002                       2001
                                         ------------------------------------------------
Summary of Segment Results                Revenues    Income         Revenues    Income
                                         ---------     --------     ---------    --------
Polymer Chemicals                       $  398,070    $  52,019    $  347,430   $  50,363
Fine Chemicals                             334,933       46,314       330,283      42,155
                                         ---------     --------     ---------    --------
   Segment totals                       $  733,003       98,333    $  677,713      92,518
                                         =========                  =========
Corporate and other expenses                            (17,280)                  (15,171)
                                                       ---------                 ---------
   Operating profit                                      81,053                    77,347

Interest and financing expenses                          (3,775)                   (4,168)
Other income, net                                         2,227                     3,793
                                                       ---------                 ---------
Income before income taxes                           $   79,505                 $   76,972
                                                      ==========                 =========


12. During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. This statement was effective for years beginning after December 15, 2001, with the exception of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization and amortization provisions of the statement. For financial reporting purposes, the Company discontinued amortization of goodwill as of January 1, 2002, with the exception of goodwill associated with the July 2001 acquisition of the custom and fine chemicals businesses of ChemFirst Inc., for which amortization, in accordance with SFAS No. 142, never began.

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


                                                 Three Months                  Nine Months
                                                     Ended                        Ended
                                              September 30, 2001           September 30, 2001
                                             --------------------         --------------------

Reported net income                                      $16,761                      $54,111
Add back: goodwill amortization, net of tax                  332                          871
                                            ---------------------         --------------------

Adjusted net income                                      $17,093                      $54,982
                                            =====================         ====================

Basic earnings per share:
   Reported net income                                     $0.37                        $1.18
   Goodwill amortization, net of tax                        0.01                         0.02
                                            ---------------------         --------------------

   Adjusted net income                                     $0.38                        $1.20
                                            =====================         ====================

Diluted earnings per share:
   Reported net income                                     $0.36                        $1.16
   Goodwill amortization, net of tax                        0.01                         0.02
                                            ---------------------         --------------------

   Adjusted net income                                     $0.37                        $1.18
                                            =====================         ====================


     During October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. This Statement has not had an impact on the Company's financial statements as of September 30, 2002.

     During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Number 4, 44, and 64, Amendment of FASB Statement Number 13, and Technical Corrections." The provisions of this statement are generally effective for fiscal years beginning after May 15, 2002 and are not expected to have a material impact on the Company's financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the Company's financial statements.

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

     Results of Operations
     ---------------------
     Third Quarter 2002 Compared with Third Quarter 2001
     ---------------------------------------------------

     Net sales for third quarter 2002 of $263.3 million were a record for the Company since the sale of the olefins businesses in March 1996, up 8.8% or $21.3 million from third quarter 2001 net sales of $242.0 million. The increase in net sales was primarily due to higher shipments partially offset by lower pricing in both flame retardants ($15.8 million) and performance chemicals ($1.4 million), higher shipments in catalysts and additives ($8.4 million) and the favorable impact of foreign exchange ($7.1 million) offset, in part, by lower shipments in agrichemicals and fine chemistry services ($11.6 million).

     The gross profit margin increased to 24.7% in third quarter 2002 from 23.4% for the corresponding period in 2001. Third quarter 2002 operating profit was up 24.3% or $6.1 million from third quarter 2001 operating profit primarily due to higher shipments in flame retardants offset, in part, by lower pricing, and reduced raw material and manufacturing fixed costs.

     Selling, general and administrative ("SG&A")expenses and research and development ("R&D") expenses increased 6.8% or $2.1 million in the third quarter of 2002 versus third quarter 2001, primarily due to higher employee- related costs in the current period versus the corresponding 2001 period. As a percentage of net sales, SG&A expenses and R&D expenses were 12.7% in 2002 versus 13.0% in the 2001 quarter.

     Operating Segments

     Net sales by reportable business operating segment for the third quarter periods ended September 30, 2002 and 2001 are as follows:

                                                Net Sales
                                              (In Thousands)
                                    --------------------------------------

                                          2002                  2001
                                    -----------------     -----------------

     Polymer Chemicals                  $145,503              $117,558
     Fine Chemicals                      117,821               124,459
                                    -----------------     -----------------
     Segment totals                     $263,324              $242,017
                                    =================     =================

     Polymer Chemicals' net sales for third quarter 2002 increased 23.8%, or $27.9 million, from third quarter 2001 net sales, primarily due to higher shipments in flame retardants partly offset by lower pricing ($15.8 million), higher shipments in catalysts and additives ($8.4 million) and the favorable impact of foreign exchange ($3.7 million).

     Fine Chemicals' net sales for third quarter 2002 decreased 5.3% or $6.6 million from third quarter 2001, primarily due to lower shipments in both agrichemicals and fine chemistry services ($11.6 million) offset, in part, by higher shipments in performance chemicals partly offset by lower pricing ($1.4 million) and the favorable impact of foreign exchange ($3.4 million).

     Operating profit by reportable business operating segment for the third quarter periods ended September 30, 2002, and 2001 are as follows:

                                                Operating Profit
                                                 (In Thousands)
                                                -----------------
                                                 2002       2001
                                                -------   -------
     Polymer Chemicals                          $21,262   $14,217
     Fine Chemicals                              17,622    18,065
                                                -------   -------
     Segment totals                              38,884    32,282
     Corporate and other expenses                (7,480)   (7,026)
                                                -------   -------

     Operating profit                           $31,404   $25,256
                                                ========  ========

     Polymer Chemicals' third quarter 2002 segment operating profit was up 49.6% or $7.0 million from third quarter 2001 primarily due to higher shipments ($8.2 million), lower manufacturing costs ($2.8 million), favorable raw material costs ($1.9 million) and the favorable net effects of foreign exchange ($0.8 million) offset, in part, by lower pricing ($6.7 million).

     Fine Chemicals' third quarter 2002 segment operating profit decreased 2.5% or $0.4 million from third quarter 2001 primarily due to lower pricing ($4.2 million) and shipments ($1.9 million) offset, in part, by favorable raw material costs ($2.8 million, plant utilization and production costs ($2.5 million), and the favorable net effects of foreign exchange ($0.4 million).

     Corporate and other expenses for the third quarter of 2002 were up 6.5%, or $0.5 million from third quarter 2001, primarily due to higher employee related costs in the 2002 period.

     Interest and Financing Expenses

     Interest and financing expenses for third quarter 2002 decreased $0.7 million from $2.0 million in third quarter 2001 due to lower interest rates, offset, in part, by higher average outstanding debt in third quarter 2002.

     Other (Expense) Income, Net

     Other (expense) income, net for the third quarter 2002 amounted to $(0.8) million expense, a net change of $1.8 million from $1.0 million in other income, net for the corresponding period in 2001. Third quarter 2002 reflects the writedown of a minority interest in a joint venture amounting to $1.0 million and the writeoff of an investment in ACTA Technology, Inc. totaling $.5 million.

     Income Taxes

     The third quarter 2002 effective income tax rate was 30.4%, down from 30.8% for the corresponding period in 2001.


     Results of Operations
     ---------------------
     Nine Months 2002 Compared with Nine Months 2001
     -----------------------------------------------

     Net sales for the first nine months of 2002 amounted to $733.0 million, up 8.2% or $55.3 million from net sales of $677.7 million for the corresponding period of 2001. The increase in net sales was primarily attributable to $63.4 million in net sales in the 2002 period from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc., and higher shipments ($34.1 million) partially offset by lower prices ($15.9 million) in flame retardants, offset, in part, by lower pricing and shipments of agrichemicals and fine chemistry services ($18.0 million) and product mix in performance chemicals ($9.2 million).

     The gross profit margin was 24.4% for the first nine months of 2002, which was relatively constant with the 24.3% margin for the corresponding period in 2001. The first nine months of 2002 operating profit was up 4.8% or $3.7 million from the 2001 period. The first nine months of 2002 includes a charge of approximately $2.8 million ($6.8 million, net of a probable insurance recovery of $4.0 million) to cost of sales related to the discontinuance of product support for and the withdrawal from a water treatment venture as well as a $0.9 million charge for workforce reductions as the Company continues to aggressively pursue its cost reduction efforts. Favorable plant utilization and production costs in performance chemicals, pharmachemicals and flame retardants and favorable raw material costs offset lower pricing in flame retardants for the nine months of 2002 versus the corresponding 2001 period.

     SG&A expenses and R&D expenses increased 10.8% or $9.5 million in the first nine months of 2002 versus the 2001 period, primarily due to costs related to the businesses acquired in 2001 of $4.7 million as well as higher employee-related costs in the current period. As a percentage of net sales, SG&A expenses and R&D expenses were 13.2% in the first nine months 2002 versus 12.9% in the corresponding period of 2001.

     Operating Segments

     Net sales by reportable business operating segment for the nine-months periods ended September 30, 2002 and 2001 are as follows:

                                                   Net Sales
                                                 (In Thousands)
                                        ------------------------------
                                             2002               2001
                                        ------------       -----------
     Polymer Chemicals                      $398,070          $347,430
     Fine Chemicals                          334,933           330,283
                                        ------------       -----------
     Segment totals                         $733,003          $677,713
                                        ============       ===========

     Polymer Chemicals' net sales for the first nine months of 2002 increased 14.6% or $50.6 million from the corresponding period in 2001 primarily due to the increase in net sales of $29.7 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH and higher shipments ($34.1 million) in flame retardants partially offset by lower pricing ($15.9 million) and higher shipments ($4.2 million)in catalysts and additives partially offset by lower pricing ($1.8 million).

     Fine Chemicals' net sales for the first nine months of 2002 increased 1.4% or $4.7 million from the corresponding period in 2001, primarily due to the increase in net sales of $33.7 million resulting from the mid-year 2001 acquisitions of Martinswerk GmbH and the custom and fine chemicals businesses of ChemFirst Inc. offset, in part, by lower pricing and shipments in agrichemicals and fine chemistry services ($18.0 million), product mix in performance chemicals ($9.2 million), and lower shipments in pharmachemicals ($1.6 million).

     Operating  profit  by  reportable   business   operating  segment  for  the
     nine-months periods ended September 30, 2002, and 2001 are as follows:

                                               Operating Profit
                                                (In Thousands)
                                         -----------------------------
                                            2002                2001
                                         ---------          ----------
    Polymer Chemicals                     $52,019             $50,363
    Fine Chemicals                         46,314              42,155
                                         ---------          ----------
    Segment totals                         98,333              92,518
    Corporate and other expenses          (17,280)            (15,171)
                                         ---------          ----------
      Operating profit                    $81,053             $77,347
                                         =========          ==========

     Polymer Chemicals' first nine months of 2002 segment operating profit was up 3.3% or $1.7 million from the corresponding period in 2001, primarily due to higher shipments ($12.4 million) and favorable raw material costs ($10.1 million) offset by lower pricing ($15.0 million), higher SG&A expenses and R&D expenses on the 2001 mid-year acquisitions ($2.6 million), a first quarter 2002 reclassification of bad debt expense to the Polymer Chemicals' segment from corporate and other expenses ($2.0 million), higher manufacturing costs ($1.0 million) and the unfavorable net effects of foreign exchange ($0.4 million).

     Fine Chemicals' first nine months of 2002 segment operating profit increased 9.9% or $4.1 million from the corresponding period in 2001 primarily due to favorable plant utilization and production costs ($17.8 million) and favorable raw material costs ($13.5 million), offset, in part, by lower shipments ($10.6 million) and pricing ($11.8 million) and a charge of $2.8 million

     ($6.8 million, net of a probable insurance recovery of $4.0 million) that related to the discontinuance of product support for and the withdrawal from a water treatment venture as well as higher SG&A expenses and R&D expenses on the 2001 mid-year acquisitions ($2.1 million).

     Corporate and other expenses for the first nine months of 2002 were up 13.9%, or $2.1 million, from the corresponding period in 2001, primarily due to higher employee related costs and a first quarter 2002 workforce reduction charge of $0.9 million, offset, in part, by a first quarter 2002 reclassification of bad debt expense to the Polymer Chemicals segment operating profit from corporate and other expenses ($2.0 million).

     Interest and Financing Expenses

     Interest and financing expenses for the first nine months of 2002 decreased $0.4 million from $4.2 million in the corresponding period of 2001 primarily due to a lower average interest rate offset, in part, by higher average outstanding debt in the 2002 period.

     Other Income, Net

     Other income, net for the first nine months of 2002 amounted to $2.2 million, down $1.6 million from the corresponding period in 2001. Nine months 2002 reflects the writedown of a minority interest in a joint venture amounting to $1.0 million and the writeoff of an investment in ACTA Technology, Inc. totaling $0.5 million.

     Income Taxes

     Income taxes for the first nine months of 2002 were lower compared to the same period in 2001 due to a Federal income tax settlement, amounting to $2.5 million, that was received in April 2002, and lower income before taxes in the 2002 period, partially offset by the reversal in 2001 of a deferred tax valuation allowance associated with one of the Company's foreign subsidiaries. The effective income tax rate for the first nine months of 2002 was 27.2%, down from 29.7% in the corresponding period of 2001. Excluding the income tax settlement, the nine months 2002 effective income tax rate was 30.3%. The Company expects to maintain its targeted income tax rate of 30% for the fourth quarter of 2002 and a blended income tax rate for the year of approximately 28%.


     Financial Condition and Liquidity
     ---------------------------------

     Cash and cash equivalents at September 30, 2002, were $36.1 million, representing an increase of $5.5 million from $30.6 million at year-end 2001.

     Cash flows provided from operating activities of $127.9 million, together with $104.0 million of proceeds from borrowings, primarily from the Company's primary credit agreements, were used primarily to cover repayment of debt, the purchase of approximately 4 million shares of the Company's common stock, capital expenditures, payment of dividends and increase cash and cash equivalents by $5.5 million. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

     The change in the Company's accumulated other comprehensive income from December 31, 2001, was primarily due to net foreign currency adjustments, net of related deferred taxes, primarily related to the strengthening of the Euro and Japanese Yen versus the U.S. Dollar.

     On September 10, 2002, the Company entered into a new three-year unsecured Credit Agreement with a group of lenders providing for $375 million in revolving credit facilities to replace its former Competitive Advance and Revolving Credit Facility Agreement which matured on September 29, 2002.
     Borrowing under the credit facility is conditioned upon compliance with financial and other covenants set forth in the related agreement, including covenants relating to leverage (measured as the ratio of debt and interest to adjusted earnings). We currently are in compliance with all such covenants. An increase in pricing level based on the Company's debt to capitalization ratio would not accelerate the maturity of our indebtedness thereunder. However, an increase in our debt to capitalization ratio would result in an increase in the interest rate and fees payable under the credit facility.

     The noncurrent portion of the Company's long-term debt amounted to $177.6 million at September 30, 2002, compared to $12.4 million at the end of 2001. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 24.3% at September 30, 2002. The Company is guarantor of $17.2 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 26.0% at September 30, 2002.

     The Company's capital expenditures in the first nine months of 2002 were lower than the same period of 2001. For the year, capital expenditures are forecasted to be lower than the 2001 level. Capital spending will be financed primarily with cash flow from operations with additional cash needed, if any, to be provided from debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

     The Company operates with defined pension benefit plans that have historically been over-funded. With the present situation in U.S. equity markets and current interest rates, which affect actuarial discount rates and, in turn, the accumulated benefit obligation of our pension plans, it is likely that the Company will have to make cash contributions that range between $10 million and $20 million to maintain a fully funded position and avoid an other comprehensive income adjustment to shareholders' equity. Should a cash contribution be required this calendar year, it will be financed through our new Credit Agreement. Of course, this is all dependent on the future performance of the equity markets.

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

     Additional Information
     ----------------------
     Summary of Critical Accounting Policies:
     ----------------------------------------

     Consolidation

     The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its majority-owned and controlled subsidiaries.  The Company  applies  the equity  method of  accounting  for
     investments   between  20%  and  50%  owned  over  which  the  Company  has
     significant   influence.   All   significant   intercompany   accounts  and
     transactions are eliminated in consolidation. Minority shareholders' interest in controlled subsidiaries is included in other noncurrent liabilities in the balance sheet and other (expense) income, net in the consolidated statements of income for periods ended September 30, 2002.

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

     Pension Plans and Other Postretirement Benefits

     Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No.
     106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The policy of the Company is to fund post-retirement health benefits for retirees on a pay-as-you-go basis. There are significant assumptions used in determining amounts including the discount rate, expected return on plan assets, rate of compensation increase and assumed health care trend rate.

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

     Stock-Based Compensation

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

     Outlook
     -------

     FINE CHEMICALS
     In the Company's end markets for agrichemicals , there has continued to be volatility. Poor growing conditions in the United States and economic instabilities in Latin America have combined to decrease the demand for the Company's products by its agrichemicals customers. At the present time, the Company expects this downturn will continue into the fourth quarter, thus negating the significant seasonal agrichemicals performance that normally occurs at the end of the year. The Company's pharmachemicals business is expected to be up and to some extent should offset some or all of the agrichemicals business weakness.

     The Company's Jordan joint venture has established bromine production and begun initial shipments. This venture will be ramping up production into next year and beyond.

     As the Company moves forward toward the close of 2002, and into 2003, it will remain cautious about its outlook, recognizing poor agrichemicals prospects as well as generally increasing raw material prices for fine chemicals. However, the Company will continue to drive controllable costs down and where possible work toward selective opportunities for increased pricing in the markets, still believing that 2002 can show an improvement over 2001.

     POLYMER CHEMICALS
     The Company's flame retardants business has seen good volume growth in the previous two quarters on a year-over-year basis. This relatively high level of volume has been maintained since the second quarter of this year, with the third quarter essentially flat sequentially and with continued good volumes in this business so far this quarter. However, the Company remains cautious in its outlook due to the uncertainty in end-market demand of many of its customers (especially in the relatively anemic consumer electronics business sector, its major end use) and with general concerns about the global economy.

     The recent labor actions resulting in the West Coast dock situation has caused delays in the Company's shipments, primarily to Asia. The Company is working diligently, using other alternatives to assure it maintains supply continuity, but recognizes it could incur additional costs that might amount to as much as $1 million as a result. In addition, the Company has certain plant turnarounds planned in the fourth quarter that will increase its factory costs in some of its Catalyst and Additives businesses.

     Overall, the Company has had a strong start in its fourth quarter business, continuing with strong volumes in most areas. The Company remains confident with its position and its ability to continue to deliver quarterly earnings this year that are an improvement over those of 2001 and, at this point, are comfortable with the published range of earnings estimates for the year before any special items or unusual global events.

     As mentioned earlier in the Financial Condition and Liquidity section, due to the Company's historical overfunded position, it recorded pension income in 2001 and will record a lower amount in 2002. This is expected to unwind further over the next few years.

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


     ITEM 4. Controls and Procedures
             -----------------------

     Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of Albemarle's management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective for the third quarter 2002. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

     ITEM 5. Other Information
             -----------------

     During the third quarter, Mark C. Rohr was elected President and Chief Executive Officer of the Company, effective October 1, 2002. After that date, Floyd D. Gottwald, Jr., began serving as Vice Chairman of the Board and continued as Chairman of the Executive Committee. On October 23, 2002, the Company announced that Rohr would relocate to the Company's headquarters in Richmond, Virginia.

     In addition, the Company announced that Michael J. Zobrist, Vice President, Investor Relations and External Affairs had elected to retire at the end of the year and that Michael D. Whitlow, Vice President - Americas Sales and Global Accounts, would assume the responsibilities currently undertaken by Zobrist, effective January 1, 2003. The Company also announced that Anthony
     S. Parnell has been promoted to the position of Division Vice President, Americas Sales effective November 1, 2002, succeeding Mr. Whitlow. Whitlow will report to Paul F. Rocheleau, Senior Vice President and Chief Financial Officer, and in that role will relocate to Richmond.

     Albemarle's Board of Directors elected Lloyd B. Andrew to the Board, effective October 1. Andrew, 79, served on Albemarle's Board from March 1994 until December 1995. Previously, he had been Executive Vice President and Chief Financial Officer of Ethyl Corporation, retiring in 1989.


     ITEM 6. Exhibits and Reports on Form 8-K
             ---------------------------------

           (a) Exhibits

               The following documents are filed as exhibits to this Form 10-Q pursuant to Item 601 of Regulation S-K:

               3(ii) By-laws of the registrant, amended in October 2002.

               10.1  Credit Agreement dated September 10, 2002.

               99.   List of Albemarle Corporation Officers.


           (b) The Company submitted a form 8-K document on August 14, 2002, with which it submitted sworn certifications of its chief executive officer and chief financial officer to the Securities and Exchange Commission ("SEC") pursuant to the SEC's Order 4-460 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                 ALBEMARLE CORPORATION
                                                 ---------------------
                                                      (Registrant)



     Date: November 12, 2002            By: s/ ROBERT G. KIRCHHOEFER
                                          -------------------------
                                          Robert G. Kirchhoefer
                                          Treasurer and Chief Accounting Officer
                                          (Principal Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------

     I, Mark C. Rohr,  certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Albemarle Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 11, 2002

        /S/ MARK C. ROHR
     ------------------------
     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                    ----------------------------------------

     I, Paul F.  Rocheleau,  certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Albemarle Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 11, 2002

       /S/ PAUL F. ROCHELEAU
     ------------------------
     Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------
                                                                        Page
                                                                      Number(s)
                                                                      ---------

3(ii) By-laws of the registrant amended in October 2002                  34-56

10.1  Credit Agreement dated September 10, 2002.                        57-200

99.   List of Albemarle Corporation Officers                               201

EXHIBIT 3(ii)
-------------

                              ALBEMARLE CORPORATION


                                     BY-LAWS



                                    ARTICLE I

                             Meeting of Shareholders


     Section 1. Places of Meetings.

     All meetings of the shareholders shall be held at such place, either within or without the Commonwealth of Virginia, as may, from time to time, be fixed by the Board of Directors.

     Section 2. Annual Meetings.

     The annual meeting of the shareholders, for the election of directors and transaction of such other business as may come before the meeting, shall be held each year at 11:00 a.m. EST on the fourth Wednesday in March or at such other date and time as the Board of Directors of the Corporation may designate from time to time.

     Section 3.  Special  Meetings.

     Special meetings of shareholders for any purpose or purposes may be called at any time by the Chief Executive Officer, the Chairman of the Board or by a majority of the Board of Directors. At a special meeting, no business shall be transacted and no corporate action shall be taken other than that stated in the notice of the meeting.

     Section 4. Notice of Meetings.

     Except as otherwise required by law or these By-laws, written or printed notice stating the place, day and hour of every meeting of the shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be mailed not less than ten (10) nor more than sixty (60) days before the date of the meeting to each shareholder of record entitled to vote at such meeting, at his or her address which appears in the share transfer books of the Corporation. Meetings may be held without notice if all the shareholders entitled to vote at the meeting are present in person or by proxy or if notice is waived in writing by those not present, either before or after the meeting.

     Section  5.  Quorum.

     Except as otherwise required by the Articles of Incorporation, any number of shareholders together holding at least a majority of the outstanding shares of capital stock entitled to vote with respect to the business to be transacted, who shall be present in person or represented by proxy at any meeting duly called, shall constitute a quorum for the transaction of business. If less than a quorum shall be in attendance at the time for which a meeting shall have been called, the meeting may be adjourned from time to time by a majority of the shareholders present or represented by proxy without notice other than by announcement at the meeting.

     Section 6. Voting.

     At any meeting of the shareholders each shareholder of a class entitled to vote on the matters coming before the meeting shall have one vote, in person or by proxy, for each share of capital stock standing in his or her name on the books of the Corporation at the time of such meeting or on any date fixed by the Board of Directors not more than seventy (70) days prior to the meeting.

     Section 7. Voting  List.

     The officer or agent having charge of the stock transfer books for shares of the Corporation shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number of shares held by each. Such list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the Corporation or at its principal place of business or at the office of its transfer agent or registrar and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders. If the requirements of this section have not been substantially complied with, the meeting shall, on the demand of any shareholder in person or by proxy, be adjourned until the requirements are complied with.

     Section 8. Shareholder Proposals.

     (a)  Annual Meetings of Shareholders.

     (i) Nominations of persons for election to the Board of Directors of the Corporation and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders only (A) pursuant to the Corporation's notice of meeting (or any supplement thereto), (B) by or at the direction of the Board of Directors or (C) by any shareholder of the Corporation who was a shareholder of record of the Corporation who is entitled to vote at the meeting at the time the notice provided for in this section is delivered to the Secretary of the Corporation and who complies with the notice procedures set forth in this section.

     (ii) For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (C) of paragraph (a)(i) of this section, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation and any such proposed business other than the nominations  of  persons  for  election  to the  Board  of  Directors  must constitute  a  proper  matter  for  shareholder  action.  To be  timely,  a shareholder's notice shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the ninetieth day nor earlier than the close of business on the one hundred twentieth day prior to the first anniversary of the preceding year's annual meeting (provided, however, that in the event that the date of the annual meeting is more than thirty days before or more than seventy days after such anniversary date, notice by the shareholder must be so delivered not earlier than the close of business on the one hundred twentieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Corporation). In no event shall the public announcement of an adjournment or postponement of an annual meeting commence a new time period (or extend any time period) for the giving of a shareholder's notice as described above. Such shareholder's notice shall set forth: (A) as to each person whom the shareholder proposes to nominate for election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (and such person's written consent to being named in the proxy statement as a nominee and to serving as such a director if elected); (B) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the text of the proposal or business (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the By-laws of the Corporation, the language of the proposed amendment), the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and for the beneficial owner, if any, on whose behalf the proposal is made; and (C) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (1) the name and address of such shareholder, as they appear on the Corporation's books, and of such beneficial owner, (2) the class and number of shares of capital stock of the Corporation that are owned beneficially and of record by such shareholder and such beneficial owner, (3) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination, and (4) a representation whether the shareholder or the beneficial owner, if any, intends or is part of a group that intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Corporation's outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (b) otherwise to solicit proxies from shareholders in support of such proposal or nomination. The foregoing notice requirements shall be deemed satisfied by a shareholder if the shareholder has notified the Corporation of his intention to present a proposal at an annual meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such shareholder's proposal has been included in a proxy statement that has been prepared by the Corporation to solicit proxies for such annual meeting. The Corporation may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

     (iii) Notwithstanding anything in the second sentence of paragraph (a)(ii) of this section to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation at an annual meeting is increased and there is no public announcement by the Corporation naming the nominees for the additional directorships at least one hundred days prior to the first anniversary of the preceding year's annual meeting, a shareholder's notice required by this section shall also be considered timely, but only with respect to nominees for the additional directorships, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the tenth day following the day on which such public announcement is first made by the Corporation.

     (b) Special Meetings of Shareholders.

     Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Corporation's notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Corporation's notice of meeting
     (i) by or at the direction of the Board of Directors or (ii) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any shareholder of the Corporation who is a shareholder of record at the time the notice provided for in this section is delivered to the Secretary of the Corporation, who is entitled to vote at the meeting and upon such election and who complies with the notice procedures set forth in this section. In the event the Corporation calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any such shareholder entitled to vote in such election of directors may nominate a person or persons, as the case may be, for election to such position(s) as specified in the Corporation's notice of meeting, if the shareholder's notice required by paragraph (a)(ii) of this section is delivered to the Secretary at the principal executive offices of the Corporation not earlier than the close of business on the one hundred twentieth day prior to such special meeting, and not later than the close of business on the later of the ninetieth day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment or postponement of a special meeting commence a new time period (or extend any time period) for giving of a shareholder's notice as described above.

     (c) General.

     (i) Only such persons who are nominated in accordance with the procedures set forth in this section shall be eligible at an annual or special meeting of shareholders of the Corporation to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this section. Except as otherwise provided by law, the Chairman of the meeting shall have the power and duty (A) to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this section (including whether the shareholder or beneficial owner, if any, on whose behalf the nomination or proposal is made solicited (or is part of a group which solicited) or did not so solicit, as the case may be, proxies in support of such shareholder's nominee or proposal in compliance with such shareholder's representation as required by clause (a)(ii)(C) of this section) and (B) to declare that such nomination shall be disregarded or that such proposed business shall not be transacted. Notwithstanding the foregoing provisions of this section, if the shareholder (or a designated representative of the shareholder) does not appear at the annual or special meeting of shareholders of the Corporation to present a nomination or business, such nomination shall be disregarded and such proposed business shall not be transacted, notwithstanding that proxies in respect of such vote may have been received by the Corporation.

     (ii) For purposes of this section, "public announcement" shall include disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

     (iii) Notwithstanding the foregoing provisions of this section, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this section. Nothing in this section shall be deemed to affect any rights (A) of shareholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (B) of the holders of any series of preferred stock to elect directors pursuant to any applicable provisions of the articles of incorporation.

     Section 9. Inspectors.

     An appropriate number of inspectors for any meeting of shareholders shall be appointed by the Chairman of such meeting. Inspectors so appointed will open and close the polls, will receive and take charge of proxies and ballots, and will decide all questions as to the qualifications of voters, validity of proxies and ballots, and the number of votes properly cast.


                                   ARTICLE II

                                    Directors

     Section 1. General Powers.

     The property, affairs and business of the Corporation shall be managed under the direction of the Board of Directors, and except as otherwise expressly provided by law, the Articles of Incorporation or these By-laws, all of the powers of the Corporation shall be vested in such Board.

     Section 2. Number of Directors.

     The Board of Directors shall be eleven (11) in number. By amendment of these By-laws the Board of Directors or the shareholders may increase or decrease the number of directors; provided, however, that the Board of Directors may not increase or decrease the number of directors by more than thirty percent of the number of directors last elected by the shareholders.

     Section 3.  Election of Directors.

     (a) Directors shall be elected each year at the annual meeting of shareholders.

     (b) Directors shall hold their offices until the next annual meeting of the shareholders and until their successors are elected. Any director may be removed from office as set forth in the Articles of Incorporation.

     (c) Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of the majority of the remaining directors though less than a quorum of the Board of Directors.

     (d) A majority of the number of directors fixed by these By-laws shall constitute a quorum for the transaction of business. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

     Section 4. Meetings of Directors.

     Meetings of the Board of Directors shall be held at places within or without the Commonwealth of Virginia and at times fixed by resolution of the Board or upon call of the Chief Executive Officer or the Chairman of the Board, and the Secretary or officer performing the Secretary's duties shall give not less than twenty-four (24) hours' notice by letter, telegraph or telephone (or in person) of all meetings of the directors, provided that notice need not be given of regular meetings held at times and places fixed by resolution of the Board. An annual meeting of the Board of Directors shall be held as soon as practicable after the adjournment of the annual meeting of shareholders. Meetings may be held at any time without notice if all of the Directors are present, or if those not present waive notice in writing either before or after the meeting. Directors may be allowed, by resolution of the Board, a reasonable fee and expenses for attendance at meetings.


                                  ARTICLE III


                                   Committees

     Section 1. Executive Committee.

     The Board of Directors shall, by vote of a majority of the number of Directors fixed by these By-laws, designate an Executive

     Committee. The members of the Executive Committee shall serve until their successors are designated by the Board of Directors, until removed or until the Executive Committee is dissolved by the Board of Directors. All vacancies which may occur in the Executive Committee shall be filled by the Board of Directors.

     When the Board of Directors is not in session, the Executive Committee shall have all power vested in the Board of Directors by law, the Articles of Incorporation or these By-laws, except as otherwise provided in the Virginia Stock Corporation Act. The Executive Committee shall report at the next regular or special meeting of the Board of Directors all action which the Executive Committee may have taken on behalf of the Board since the last regular or special meeting of the Board of Directors.

     Meetings of the Executive Committee shall be held at such places and at such times fixed by resolution of the Committee, or upon call of the Chief Executive Officer, the Chairman of the Board or the Chairman of the Executive Committee. Not less than twelve (12) hours' notice shall be given by letter, telegraph or telephone (or in person) of all meetings of the Executive Committee, provided that notice need not be given of regular meetings held at times and places fixed by resolution of the Committee and that meetings may be held at any time without notice if all of the members of the Committee are present or if those not present waive notice in writing either before or after the meeting. A majority of the members of the Executive Committee then serving shall constitute a quorum for the transaction of business at any meeting.

     Section 2. Executive Compensation Committee.

     The Board of Directors, at its regular annual meeting, shall designate an Executive Compensation Committee which shall consist of three or more Directors who shall not be eligible for bonus, stock option or stock appreciation rights. In addition, the Board at any time may designate one or more alternate members of such Committee who shall be Directors not eligible for bonus, stock option or stock appreciation rights who may act in place of any absent regular member upon invitation by the Chairman or Secretary of the Committee.

     With respect to bonuses, the Executive Compensation Committee shall have and may exercise the powers to determine the amounts annually available for bonuses pursuant to any bonus plan or formula approved by the Board, to determine, after receiving the recommendations of the Chief Executive Officer and other members of management, bonus awards to executive officers and to exercise such further powers with respect to bonuses as may from time to time be conferred by the Board of Directors.

     With respect to salaries, the Executive Compensation Committee, after receiving the recommendations of the Chief Executive Officer and other members of management, shall have and may exercise the power to fix and determine from time to time all salaries of the executive officers of the Corporation, and such further powers with respect to salaries as may from time to time be conferred by the Board of Directors.

     The Executive Compensation Committee shall administer the Corporation's Incentive Stock Option Plan (the "Plan") and from time to time may grant, consistent with the Plan, stock options and stock appreciation rights and authorize the granting of restricted stock awards.

     Vacancies in the Executive Compensation Committee shall be filled by the Board of Directors, and members shall be subject to removal by the Board at any time.

     The Executive Compensation Committee shall fix its own rules of procedure. A majority of the number of regular members then serving shall constitute a quorum; and regular and alternate members present shall be counted to determine whether there is a quorum. The Executive Compensation Committee shall keep minutes of its meetings, and all action taken by it shall be reported to the Board of Directors.

     Section 3. Audit Committee.

     The Board of Directors at its regular annual meeting shall designate an Audit Committee which shall consist of three or more Directors whose membership on the Committee shall meet the requirements set forth in the rules of the New York Stock Exchange, as amended from time to time.

     The primary function of the Committee shall be to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing and overseeing (i) the financial reports and other financial information provided by the Corporation to any governmental body or the public, (ii) the Corporation's system of internal controls regarding finance and accounting that the Corporation's management and the Board have established, (iii) the independence of the Corporation's outside auditors and the performance of the Corporation's internal and outside auditors and
     (iv) the Corporation's auditing, accounting and financial reporting processes generally. The Committee shall review the reports and minutes of any audit committees of the Corporation's subsidiaries. The Committee shall review the Corporation's financial reporting process, including accounting policies and procedures. The Committee shall examine the report of the Corporation's outside auditors, consult with them with respect to their report and the standards and procedures employed by them in their audit, report to the Board the results of its study and recommend the selection of auditors for each fiscal year.

     Vacancies in the Committee shall be filled by the Board of Directors with Directors meeting the requirements set forth above, giving consideration to continuity of the Committee, and members shall be subject to removal by the Board at any time.

     The Committee shall fix its own rules of procedure and a majority of the members serving shall constitute a quorum. The Committee shall meet at least twice a year with both the Corporation's internal and outside auditors present. The Committee shall keep minutes of all of its meetings and all action taken shall be reported to the Board of Directors.

     Section 4. Nominating  Committee.

     The Board of Directors shall designate a Nominating Committee which shall consist of three or more Directors. The Committee shall make recommendations to the Board regarding nominees for election as Directors by the shareholders at each Annual Shareholders' Meeting and make such other recommendations regarding the Board of Directors as the Committee may deem advisable from time to time. The Committee shall fix its own rules of procedure and a majority of the members serving shall constitute a quorum.

     Section 5. Other Committees of the Board.

     The Board of Directors, by resolution duly adopted, may establish such other committees of the Board as it may deem advisable and the members, terms and authority of such committees shall be as set forth in the resolutions establishing the same.


                                   ARTICLE IV

                                    Officers

     Section 1. Election.

     The officers of the Corporation may consist of a Chief Executive Officer, a Chairman of the Board, a Vice Chairman of the Board, a President, one or more Vice Presidents (any one or more of whom may be designated as Executive Vice Presidents or Senior Vice Presidents), a Secretary and a Treasurer. In addition, such other officers as are provided in Section 3 of this Article may from time to time be elected by the Board of Directors. All officers shall hold office until the next annual meeting of the Board of Directors or until their successors are elected. The Chairman of the Board and the Vice Chairman of the Board shall be chosen from among the Directors. Any two officers may be combined in the same person as the Board of Directors may determine.

     Section 2. Removal of Officers; Vacancies.

     Any officer of the Corporation may be removed summarily with or without cause, at any time by a resolution passed at any meeting by affirmative vote of a majority of the number of Directors fixed by these By-laws. Vacancies may be filled at any meeting of the Board of Directors.

     Section 3. Other Officers.

     Other officers may from time to time be elected by the Board, including, without limitation, one or more Assistant Secretaries and Assistant Treasurers.

     Section 4. Duties.

     The officers of the Corporation shall have such duties as generally pertain to their offices, respectively, as well as such powers and duties as are hereinafter provided and as from time to time shall be conferred by the Board of Directors. The Board of Directors may require any officer to give such bond for the faithful performance of his duties as the Board may see fit.

         Section 5. Duties of the Chief Executive Officer.

     The Chief Executive Officer shall be responsible for the execution of the policies of the Board of Directors and shall have supervision over the business of the Corporation and its several officers, subject to the authority of the Board of Directors. In the incapacity or absence of the President, the Chief Executive Officer shall perform the duties and have the authority of the President. The Chief Executive Officer may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these By-laws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the Chief Executive Officer and such other duties as from time to time may be assigned to him by the Board of Directors.


     Section 6. Chairman of the Board.

     The Chairman of the Board shall preside at all meetings of shareholders, the Board of Directors and, unless there is a Chairman of the Executive Committee, the Executive Committee.

     The Chairman of the Board may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these By-laws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the Chairman of the Board and such other duties as from time to time may be assigned to him by the Board of Directors.

     Section 7. Duties of the Vice Chairman of the Board.

     The Vice Chairman of the Board shall perform all duties incident to the office of the Vice Chairman of the Board and shall have such other powers and duties as may from time to time be assigned to him by the Board of Directors, the Chief Executive Officer or the Chairman of the Board.

     The Vice Chairman of the Board may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these By-laws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed.

     Section 8. Duties of the President.

     The President shall be the Chief Operating Officer of the Corporation and shall have direct supervision over the business of the Corporation subject to the authority of the Board of Directors, the Chief Executive Officer and the Chairman of the Board. The President may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these By-laws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the President and such other duties as from time to time may be assigned to him.

     Section 9. Duties of the Vice Presidents.

     Each Vice President of the Corporation (including any Executive Vice President and Senior Vice President) shall have powers and duties that are customary for that office and such other powers and duties as may from time to time be assigned to him. Any Vice President of the Corporation may sign and execute in the name of the Corporation deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these

     By-laws to some other officer or agent of the Corporation or shall be required by law otherwise to be signed or executed.

     Section 10. Duties of the Treasurer.

     The Treasurer shall have charge and custody of and be responsible for all funds and securities of the Corporation, and shall cause all such funds and securities to be deposited in such banks and depositories as the Board of Directors from time to time may direct. He shall maintain adequate accounts and records of all assets, liabilities and transactions of the Corporation in accordance with generally accepted accounting practices; shall exhibit his accounts and records to any of the Directors of the Corporation at any time upon request at the office of the Corporation; shall render such statements of his accounts and records and such other statements to the Board of Directors and officers as often and in such manner as they shall require; and shall make and file (or supervise the making and filing of) all tax returns required by law. He shall in general perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him.

     Section 11. Duties of the Secretary.

     The Secretary shall act as secretary of all meetings of the Board of Directors and the shareholders of the Corporation, and shall keep the minutes thereof in the proper book or books to be provided for that purpose. He shall see that all notices required to be given by the Corporation are duly given and served; shall have custody of the seal of the Corporation and shall affix the seal or cause it to be affixed to all certificates for stock of the Corporation and to all documents the execution of which on behalf of the Corporation under its corporate seal is duly authorized in accordance with the provisions of these By-laws; shall have custody of all deeds, leases, contracts and other important corporate documents; shall have charge of the books, records and papers of the Corporation relating to its organization and management as a Corporation; shall see that the reports, statements and other documents required by law (except tax returns) are properly filed; and shall, in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him.

     Section 12. Other Duties of Officers.

     Any officer of the Corporation shall have, in addition to the duties prescribed herein or by law, such other duties as from time to time shall be prescribed.


                                    ARTICLE V

                                  Capital Stock

     Section 1. Certificates.

     The shares of capital stock of the Corporation shall be evidenced by certificates in forms prescribed by the Board of Directors and executed by the Chief Executive Officer or the Chairman of the Board and by the Secretary or an Assistant Secretary and stating thereon the information required by law. Transfer agents and/or registrars for one or more classes of the stock of the Corporation may be appointed by the Board of Directors and may be required to countersign certificates representing stock of such class or classes. In the event that any officer whose signature or facsimile thereof shall have been used on a stock certificate shall for any reason cease to be an officer of the Corporation and such certificate shall not then have been delivered by the Corporation, the Board of Directors may nevertheless adopt such certificate and it may then be issued and delivered as though such person had not ceased to be an officer of the Corporation.

     Section 2. Lost, Destroyed and Mutilated Certificates.

     Holders of the stock of the Corporation shall immediately notify the Corporation of any loss, destruction or mutilation of the certificate therefor, and the Board of Directors may, in its discretion, cause one or more new certificates for the same number of shares in the aggregate to be issued to such shareholder upon the surrender of the mutilated certificate or upon satisfactory proof of such loss or destruction, and the deposit of a bond in such form and amount and with such surety as the Board of Directors may require.

     Section 3. Transfer of Stock.

     The stock of the Corporation shall be transferable or assignable only on the books of the Corporation by the holders in person or by attorney on surrender of the certificate for such shares duly endorsed and, if sought to be transferred by attorney, accompanied by a written power of attorney to have the same transferred on the books of the Corporation. The Corporation will recognize the exclusive right of the person registered on its books as the owner of shares to receive dividends and to vote as such owner.

     Section 4. Fixing Record Date.

     For the purpose of determining shareholders entitled to notice of or to vote at any meeting of the shareholders or any adjournment thereof, or entitled to receive payment for any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy (70) days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. Except as otherwise required by law, when a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section such determination shall apply to any adjournment thereof.


                                   ARTICLE VI

                            Miscellaneous Provisions

     Section 1. Seal.

     The seal of the Corporation shall consist of a flat-face circular die, of which there may be any number of counterparts, on which there shall be engraved in the center the words "Albemarle Corporation."

     Section 2. Fiscal Year.

     The fiscal year of the Corporation shall end on December 31st of each year.

     Section 3. Books and Records.

     The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors; and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar a record of its shareholders, giving the names and addresses of all shareholders, and the number, class and series of the shares being held.

     Section 4. Checks, Notes and Drafts.

     Checks, notes, drafts and other orders for the payment of money shall be signed by such persons as the Board of Directors from time to time may authorize. When the Board of Directors so authorizes, however, the signature of any such person may be a facsimile.

     Section 5. Amendment of By-laws.

     These By-laws may be amended or altered at any meeting of the Board of Directors. The shareholders entitled to vote in respect of the election of directors, however, shall have the power to rescind, alter, amend or repeal any By-laws and to enact By-laws which, if expressly so provided, may not be amended, altered or repealed by the Board of Directors.

     Section 6. Voting of Stock Held.

     The Chief Executive Officer, the Chairman of the Board or such other officer or officers as may be designated by the Board of Directors or the Executive Committee shall from time to time appoint an attorney or attorneys or agent or agents of this Corporation, in the name and on behalf of this Corporation, to cast the vote which this Corporation may be entitled to cast as a shareholder or otherwise in any other corporation any of whose stock or securities may be held in this Corporation, at meetings of the holders of the stock or other securities of such other corporation, or to consent in writing to any action by any of such other corporation, and shall instruct the person or persons so appointed as to the manner of casting such votes or giving such consent and may execute or cause to be executed on behalf of this Corporation and under its corporate seal or otherwise, such written proxies, consents, waivers or other instruments as may be necessary or proper in the premises; or, in lieu of such appointment, the Chief Executive Officer, the Chairman of the Board or any such designated officer or officers may attend in person any meetings of the holders of stock or other securities of any such other corporation and there vote or exercise any or all power of this Corporation as the holder of such stock or other securities of such other corporation.

     Section 7. Control Share Acquisition Statute.

     Article 14.1 of the Virginia Stock Corporation Act ("Control Share Acquisitions") shall not apply to acquisitions of shares of stock of the Corporation.

EXHIBIT 10.1
------------


                                CREDIT AGREEMENT

                         Dated as of September 10, 2002

                                      among

                             ALBEMARLE CORPORATION,
                                as the Borrower,

               THE SUBSIDIARIES OF THE BORROWER IDENTIFIED HEREIN,
                               as the Guarantors,

                            The Lenders Party Hereto,

                             BANK OF AMERICA, N.A.,
           as Administrative Agent, Swing Line Lender and L/C Issuer,

                            FORTIS (USA) FINANCE LLC,
                              as Syndication Agent

                                       and

                     SUNTRUST BANK AND THE BANK OF NEW YORK,
                           as Co-Documentation Agents


                                  Arranged By:

                         BANC OF AMERICA SECURITIES LLC,
                   as Sole Lead Arranger and Sole Book Manager

                                TABLE OF CONTENTS

Section                                                                   Page
--------                                                                  -----

Article I.        DEFINITIONS AND ACCOUNTING TERMS...........................1
         1.01     Defined Terms..............................................1
         1.02     Other Interpretive Provisions............ ................25
         1.03     Accounting Terms..........................................25
         1.04     Rounding..................................................26
         1.05     References to Agreements and Laws.........................26
         1.06     Times of Day..............................................26
         1.07     Letter of Credit Amounts..................................27
         1.08     Exchange Rates; Currency Equivalents......................27
         1.09     Additional Alternative Currencies.........................27
         1.10     Redenomination of Certain Alternative Currencies..........28

Article II.       THE COMMITMENTS AND CREDIT EXTENSIONS.....................28
         2.01     Committed Loans; Increase in Commitments..................28
         2.02     Borrowings, Conversions and Continuations of
                  Committed Loans...........................................29
         2.03     Letters of Credit.........................................31
         2.04     Swing Line Loans..........................................41
         2.05     Prepayments...............................................44
         2.06     Termination or Reduction of Commitments...................45
         2.07     Repayment of Loans........................................45
         2.08     Interest..................................................46
         2.09     Fees......................................................46
         2.10     Computation of Interest and Fees..........................49
         2.11     Evidence of Debt..........................................49
         2.12     Payments Generally........................................50
         2.13     Sharing of Payments.......................................52

Article III.      TAXES, YIELD PROTECTION AND ILLEGALITY....................53
         3.01     Taxes.....................................................53
         3.02     Illegality................................................55
         3.03     Inability to Determine Rates..............................55
         3.04     Increased Cost and Reduced Return; Capital Adequacy.......56
         3.05     Funding Losses............................................57
         3.06     Matters Applicable to all Requests for Compensation.......57
         3.07     Survival..................................................58

Article IV.       GUARANTY..................................................58
         4.01     The Guaranty..............................................58
         4.02     Obligations Unconditional.................................58
         4.03     Reinstatement.............................................60
         4.04     Certain Additional Waivers................................60
         4.05     Remedies..................................................60
         4.06     Rights of Contribution....................................60
         4.07     Guarantee of Payment; Continuing Guarantee................61

Article V.        CONDITIONS PRECEDENT TO CREDIT EXTENSIONS.................62
         5.01     Conditions of Initial Credit Extension....................62
         5.02     Conditions to all Credit Extensions.......................63

Article VI.       REPRESENTATIONS AND WARRANTIES............................64
         6.01     Existence, Qualification and Power; Compliance with Laws..64
         6.02     Authorization; No Contravention...........................65
         6.03     Governmental Authorization; Other Consents................65
         6.04     Binding Effect............................................65
         6.05     Financial Statements......................................65
         6.06     Litigation................................................66
         6.07     No Default................................................66
         6.08     Ownership of Property; Liens..............................66
         6.09     Environmental Compliance..................................66
         6.10     Insurance.................................................67
         6.11     Taxes.....................................................67
         6.12     ERISA Compliance..........................................67
         6.13     Margin Regulations; Investment Company Act; Public Utility
                  Holding Company Act.......................................68
         6.14     Disclosure................................................69
         6.15     Compliance with Laws......................................69
         6.16     Intellectual Property; Licenses, Etc......................69

Article VII.      AFFIRMATIVE COVENANTS.....................................70
         7.01     Financial Statements......................................70
         7.02     Certificates; Other Information...........................71
         7.03     Notices...................................................72
         7.04     Payment of Obligations....................................73
         7.05     Preservation of Existence, Etc............................73
         7.06     Maintenance of Properties.................................73
         7.07     Maintenance of Insurance..................................74
         7.08     Compliance with Laws......................................74
         7.09     Books and Records.........................................74
         7.10     Inspection Rights.........................................74
         7.11     Use of Proceeds...........................................75
         7.12     Joinder of Guarantors.....................................75
         7.13     ERISA Compliance..........................................75

Article VIII.     NEGATIVE COVENANTS........................................75
         8.01     Liens.....................................................75
         8.02     Investments...............................................77
         8.03     Mergers, Dispositions, etc................................77
         8.04     Change in Nature of Business..............................78
         8.05     Transactions with Affiliates..............................78
         8.06     Use of Proceeds...........................................78
         8.07     Financial Covenants.......................................79
         8.08     ERISA.....................................................79

Article IX.       EVENTS OF DEFAULT AND REMEDIES............................79

         9.01     Events of Default.........................................79
         9.02     Remedies Upon Event of Default............................82
         9.03     Application of Funds......................................82

Article X.        ADMINISTRATIVE AGENT......................................83
         10.01    Appointment and Authorization of Administrative Agent.....83
         10.02    Delegation of Duties......................................84
         10.03    Liability of Administrative Agent.........................84
         10.04    Reliance by Administrative Agent..........................85
         10.05    Notice of Default.........................................85
         10.06    Credit Decision; Disclosure of Information by
                  Administrative Agent......................................86
         10.07    Indemnification of Administrative Agent...................86
         10.08    Administrative Agent in its Individual Capacity...........87
         10.09    Successor Administrative Agent............................87
         10.10    Administrative Agent May File Proofs of Claim.............88
         10.11    Guaranty Matters..........................................89
         10.12    Other Agents; Arrangers and Managers......................89

Article XI.       MISCELLANEOUS.............................................89
         11.01    Amendments, Etc...........................................89
         11.02    Notices and Other Communications; Facsimile Copies........91
         11.03    No Waiver; Cumulative Remedies............................92
         11.04    Attorney Costs, Expenses and Taxes........................93
         11.05    Indemnification by the Borrower...........................93
         11.06    Payments Set Aside........................................94
         11.07    Successors and Assigns....................................94
         11.08    Confidentiality...........................................97
         11.09    Set-off...................................................98
         11.10    Interest Rate Limitation..................................99
         11.11    Counterparts..............................................99
         11.12    Integration...............................................99
         11.13    Survival of Representations and Warranties...............100
         11.14    Severability.............................................100
         11.15    Tax Forms................................................100
         11.16    Replacement of Lenders...................................102
         11.17    Source of Funds..........................................103
         11.18    Governing Law............................................103
         11.19    Waiver of Right to Trial by Jury.........................104
         11.20    Judgment Currency........................................104

                                    SCHEDULES
                                    ---------

         1.01     Mandatory Cost Rate
         2.01     Commitments and Pro Rata Shares
         2.03     Existing Letters of Credit - none
         6.09     Environmental Matters - none
         8.01     Existing Liens - not attached
         11.02    Eurocurrency and Domestic Lending Offices; Notice Addresses


                                    EXHIBITS
                                    --------

         A        Form of Committed Loan Notice
         B        Form of Swing Line Loan Notice
         C        Form of Note
         D        Form of Compliance Certificate
         E        Form of Assignment and Assumption
         G        Form of Joinder Agreement
         H        Form of Lender Joinder Agreement

                                CREDIT AGREEMENT


     This CREDIT AGREEMENT is entered into as of September 10, 2002 among ALBEMARLE CORPORATION, a Virginia corporation (the "Borrower"), the Guarantors (defined herein), the Lenders (defined herein), BANK OF AMERICA, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, FORTIS
     (USA) FINANCE LLC, as Syndication Agent, and SUNTRUST BANK and THE BANK OF NEW YORK, as Co-Documentation Agents.

     The Borrower has requested that the Lenders provide $375,000,000 in revolving credit facilities, and the Lenders are willing to do so on the terms and conditions set forth herein.

     In consideration of the mutual covenants and agreements herein contained, the parties hereto covenant and agree as follows:


                                   ARTICLE I.

                        DEFINITIONS AND ACCOUNTING TERMS

     1.01 Defined Terms.

     As used in this Agreement, the following terms shall have the meanings set forth below:

     "Administrative   Agent"   means  Bank  of  America  in  its   capacity  as
     administrative agent under any of the Loan Documents, or any successor administrative agent.

     "Administrative Agent's Office" means, with respect to any currency, the Administrative Agent's address and, as appropriate, account as set forth on
     Schedule 11.02 with respect to such currency or such other address or account with respect to such currency as the Administrative Agent may from time to time notify the Borrower and the Lenders.

     "Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

     "Adjusted Eurocurrency Rate" means for any Interest Period with respect to any Eurocurrency Rate Loan, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the Administrative Agent to be equal to the quotient obtained by dividing (a) the Eurocurrency Rate for such Eurocurrency Loan for such Interest Period by (b) one minus the Eurocurrency Reserve Percentage for such Eurocurrency Loan for such Interest Period.

     "Affiliate" means, with respect to any Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified. "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto. Without limiting the generality of the foregoing, a Person shall be deemed to be Controlled by another Person if such other Person possesses, directly or indirectly, power to vote 10% or more of the securities having ordinary voting power for the election of directors, managing general partners or the equivalent.

     "Agent-Related Persons" means the Administrative Agent, together with its Affiliates (including, in the case of Bank of America in its capacity as the Administrative Agent, the Arranger), and the officers, directors, employees, agents and attorneys-in-fact of such Persons and Affiliates.

     "Aggregate Commitments" means the Aggregate Domestic Commitments and the Aggregate Multicurrency Commitments.

     "Aggregate Domestic Commitments" means the aggregate amount of Domestic Commitments of all the Domestic Lenders. The initial Aggregate Domestic Commitment is referenced in Section 2.01(a). "Aggregate Multicurrency Commitments" means the aggregate amount of Multicurrency Commitments of all the Multicurrency Lenders. The initial Aggregate Multicurrency Commitment is referenced in Section 2.01(b). "Agreement" means this Credit Agreement.

     "Alternative Currency" means each of British Pounds Sterling, Canadian Dollars, Euro, Japanese Yen and Swiss Francs and each other lawful currency (other than Dollars) that is freely available and freely transferable and convertible into Dollars and that is approved by all the Lenders in accordance with Section 1.09.

     "Alternative Currency Equivalent" means, at any time, with respect to any amount denominated in Dollars, the equivalent amount thereof in the applicable Alternative Currency as determined by the Administrative Agent at such time on the basis of the Spot Rate (determined in respect of the most recent Revaluation Date) for the purchase of such Alternative Currency with Dollars.

     "Applicable Currency" means Dollars or Alternative Currency, as applicable.

     "Applicable Rate" means, from time to time, the following percentages per annum, based upon the Debt Rating as set forth below (or, if no Debt Rating is issued by S&P or Moody's, then based upon the Debt to Capitalization Ratio as set forth below):


                                                            Applicable Rate
                                                                  for
                                            Debt to          Eurocurrency
 Pricing           Debt Rating          Capitalization      Rate Loans and     Rate for Base   Utilization  Facility
  Level            S&P/Moody's               Ratio        Letters of Credit     Rate Loans         Fee         Fee
----------- -------------------------- ------------------ ------------------- ---------------- ------------ ----------
    1            A/A2 or better              <15%               0.400%            0.000%         0.125%      0.100%
    2                 A-/A3             > 15% but <25%          0.500%            0.000%         0.125%      0.125%
    3               BBB+/Baa1           > 25% but <40%          0.600%            0.000%         0.125%      0.150%
    4               BBB/Baa2            > 40% but <50%          0.700%            0.000%         0.125%      0.175%
    5               BBB-/Baa3           > 50% but <60%          1.025%            0.025%         0.125%      0.225%
    6         worse than BBB-/Baa3           > 60%              1.200%            0.200%         0.250%      0.300%
----------- -------------------------- ------------------ ------------------- ---------------- ------------ ----------

     "Debt Rating" means, as of any date of determination, the rating as determined by either S&P or Moody's of the Borrower's non-credit-enhanced, senior unsecured long-term debt; provided that if there is a split in the Debt Rating of S&P and Moody's, then (a) in the case of a split between Pricing Levels 1, 2, 3, 4 and 5, the higher (better) of such Debt Ratings shall apply and (b) in the case of a split between Pricing Levels 5 and 6, the lower (worse) of such Debt Ratings shall apply.

     Initially, the Applicable Rate shall be determined based upon:

     (i) if rated, the Debt Rating specified in the certificate delivered pursuant to Section 5.01(a)(viii). Thereafter, each change in the Applicable Rate resulting from a publicly announced change in the Debt Rating shall be effective, in the case of an upgrade, during the period commencing on the date of delivery by the Borrower to the Administrative Agent of notice thereof pursuant to Section 7.03(f) and ending on the date immediately preceding the effective date of the next such change and, in the case of a downgrade, during the period commencing on the date of the public announcement thereof and ending on the date immediately preceding the effective date of the next such change.

     (ii) if unrated, the Debt to Capitalization Ratio specified in the certificate delivered pursuant to Section 5.01(a)(viii). Thereafter, each change in the Applicable Rate resulting from a change in the Debt to Capitalization Ratio shall be effective as of the first Business Day immediately following the date a Compliance Certificate is delivered pursuant to Section 7.02(b); provided, however, that if a Compliance Certificate is not delivered when due in accordance with such Section, then Pricing Level 6 shall apply as of the first

     Business Day after the date on which such Compliance Certificate was required to have been delivered until the first Business Day immediately following the date such Compliance Certificate is received by the Administrative Agent.

     Determinations by the Administrative Agent of the appropriate Pricing Level shall be conclusive absent manifest error.

     "Applicable Time" means, with respect to any borrowings and payments in Alternative Currencies, the local times in the place of settlement for such Alternative Currencies as may be determined by the Administrative Agent to be necessary for timely settlement on the relevant date in accordance with normal banking procedures in the place of payment.

     "Approved Fund" means any Person (other than a natural person) that is (or will be) engaged in making, purchasing, holding or otherwise investing in commercial loans and similar extensions of credit in the ordinary course of its business and that is administered or managed by (a) a Lender, (b) an Affiliate of a Lender or (c) an entity or an Affiliate of an entity that administers or manages a Lender.

     "Arranger" means Banc of America Securities LLC, in its capacity as sole lead arranger and sole book manager.

     "Assignment   and   Assumption"   means  an   Assignment   and   Assumption
     substantially in the form of Exhibit E.

     "Attorney Costs" means and includes all reasonable fees, expenses and disbursements of any law firm or other external counsel and, following the occurrence and during the continuation of an Event of Default, shall also include the allocated cost of internal legal services and all expenses and disbursements of internal counsel.

     "Attributable Principal Amount" means (a) in the case of capital leases, the amount of capital lease obligations determined in accordance with GAAP,
     (b) in the case of Synthetic Leases, an amount determined by capitalization of the remaining lease payments thereunder as if it were a capital lease determined in accordance with GAAP, (c) in the case of Securitization Transactions, the outstanding principal amount of such financing, after taking into account reserve accounts and making appropriate adjustments, as determined by the Administrative Agent in its reasonable judgment and (d) in the case of any Sale and Lease Back Transaction, the present value (discounted in accordance with GAAP at the debt rate implied in the applicable lease) of the obligations of the lessee for rental payments during the term of such lease. "Availability Period" means the period from and including the Closing Date to the earliest of (a) the Maturity Date,
     (b) the  date of  termination  of the  Aggregate  Commitments  pursuant  to
     Section 2.06, and (c) the date of termination of the commitment of each Lender to make Loans and of the obligation of the L/C Issuer to make L/C Credit Extensions pursuant to Section 9.02.

     "Bank of America" means Bank of America, N.A. and its successors.

     "Base Rate" means for any day a fluctuating rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its "prime rate." The "prime rate" is a rate set by Bank of America based upon various factors including Bank of America's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate. Any change in the "prime rate" announced by Bank of America shall take effect at the opening of business on the day specified in the public announcement of such change.

     "Base Rate Loan" means a Loan that bears interest based on the Base Rate.

     "Borrower" has the meaning specified in the introductory paragraph hereto.

     "Borrowing" means a Committed Borrowing or a Swing Line Borrowing, as the context may require.

     "Business Day" means any day other than a Saturday, Sunday or other day on which commercial banks are authorized to close under the Laws of, or are in fact closed in, the state where the Administrative Agent's Office with respect to Obligations denominated in Dollars is located and (a) if such day relates to any Eurocurrency Rate Loan denominated in a currency other than Euro, means any such day on which dealings in deposits in the relevant currency are conducted by and between banks in the London or other applicable offshore interbank market for such currency or (b) if such day relates to any Eurocurrency Rate Loan denominated in Euro, means a TARGET Day.

     "Cash Collateralize" has the meaning specified in Section 2.03(g).

     "Change of Control" means an event or series of events by which (a) any "person" or "group" (as such terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) other than Floyd D. Gottwald, Jr. or members of his family (together, the "Gottwalds"), or any investment entities owned by them, shall own directly or indirectly, beneficially or of record, shares representing more than the greater of (i) 20% and (ii) the percentage owned by the Gottwalds of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower or any Person directly or indirectly Controlling the Borrower; or
     (b) a majority of the seats (other than vacant seats) on the board of directors of the Borrower or any Person directly or indirectly Controlling the Borrower shall at any time be occupied by persons who were neither (i) nominated by the management of the Borrower or by persons who were members of the board of directors as of the Closing Date or members elected by two thirds of such members, nor (ii) appointed by directors so nominated.

     "Closing Date" means the date hereof.

     "Commitment"   means  the  Domestic   Commitment   and  the   Multicurrency
     Commitment.

     "Committed   Borrowing"   means  a  Domestic   Committed   Borrowing  or  a
     Multicurrency Committed Borrowing, as appropriate.

     "Committed Loan" means a Domestic Committed Loan or a Multicurrency Committed Loan, as appropriate.

     "Committed Loan Notice" means a notice of (a) a Committed Borrowing, (b) a conversion of Committed Loans from one Type to the other, or (c) a continuation of Eurocurrency Rate Loans, pursuant to Section 2.02(a), which, if in writing, shall be substantially in the form of Exhibit A.

     "Compliance Certificate" means a certificate substantially in the form of Exhibit D.

     "Consolidated EBITDA" means, for any period, for the Consolidated Group, an amount equal to Consolidated Net Income for such period plus the following to the extent deducted in calculating such Consolidated Net Income: (a) Consolidated Interest Charges for such period, (b) the provision for federal, state, local and foreign income taxes payable by the Consolidated Group for such period and (c) the amount of depreciation and amortization expense for such period.

     "Consolidated Funded Debt" means Funded Debt of the Consolidated Group determined on a consolidated basis in accordance with GAAP. "Consolidated Group" means the Borrower and its consolidated Subsidiaries as determined in accordance with GAAP.

     "Consolidated Interest Charges" means, for any period, for the Consolidated Group, all interest expense, including the amortization of debt discount and premium, the interest component under capital leases and the implied interest component under Securitization Transactions, in each case on a consolidated basis determined in accordance with GAAP.

     "Consolidated Interest Coverage Ratio" means, as of any date of determination, the ratio of (a) Consolidated EBITDA for the period of the four prior fiscal quarters ending on such date to (b) Consolidated Interest Charges for such period.

     "Consolidated Leverage Ratio" means, as of any date of determination, the ratio of (a) Consolidated Funded Debt as of such date to (b) Consolidated EBITDA for the period of the four fiscal quarters most recently ended for which the Borrower has delivered financial statements pursuant to Section 7.01(a) or (b).

     "Consolidated Net Income" means, for any period for the Consolidated Group, the net income of the Consolidated Group (excluding extraordinary items and related tax effects) for that period.

     "Consolidated Net Worth" means, as of any date of determination, consolidated shareholders' equity of the Consolidated Group as of that date determined in accordance with GAAP (excluding, for purposes hereof, changes in the cumulative foreign currency translation adjustment and any mark to market of a derivative or hedging instrument (or any other adjustment related thereto) required under FAS 133).

     "Consolidated Tangible Domestic Assets" means, as of any date, the total book value of assets of members of the Consolidated Group that are organized under the laws of any political subdivision of the United States, which assets are located in the United States, minus (i) intercompany loans and advances from such members of the Consolidated Group to other members of the Consolidated Group and (ii) the book value of intangible assets of such members of the Consolidated Group, including goodwill, patents, trade names, trademarks, copyrights, franchises, experimental expense, organizational expense, unamortized debt discount and expense and deferred assets (other than prepaid insurance and prepaid taxes), determined in accordance with GAAP.

     "Contractual Obligation" means, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

     "Control" has the meaning specified in the definition of "Affiliate."

     "Credit Extension" means each of the following: (a) a Borrowing and (b) an L/C Credit Extension.

     "Debt Rating" has the meaning set forth in the definition of "Applicable Rate."

     "Debt to Capitalization Ratio" means, as of any date of determination, the ratio of (a) Consolidated Funded Debt as of such date to (b) the sum of Consolidated Net Worth as of such date plus Consolidated Funded Debt as of such date.

     "Debtor Relief Laws" means the Bankruptcy Code of the United States, and all other liquidation, conservatorship, bankruptcy, assignment for the benefit of creditors, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief Laws of the United States or other applicable jurisdictions from time to time in effect and affecting the rights of creditors generally.

     "Default" means any event or condition that constitutes an Event of Default or that, with the giving of any notice, the passage of time, or both, would be an Event of Default.

     "Default Rate" means an interest rate equal to (a) the Base Rate plus (b) the Applicable Rate, if any, applicable to Base Rate Loans plus (c) 2% per annum; provided, however, that with respect to a Eurocurrency Rate Loan, the Default Rate shall be an interest rate equal to the interest rate (including any Applicable Rate) otherwise applicable to such Loan plus 2% per annum, in each case to the fullest extent permitted by applicable Laws.

     "Defaulting Lender" means any Lender that (a) has failed to fund any portion of the Committed Loans, participations in L/C Obligations or participations in Swing Line Loans required to be funded by it hereunder within one Business Day of the date required to be funded by it hereunder,
     (b) has otherwise failed to pay over to the Administrative Agent or any other Lender any other amount required to be paid by it hereunder within one Business Day of the date when due, unless the subject of a good faith dispute, or (c) has been deemed insolvent or become the subject of a bankruptcy or insolvency proceeding.

     "Disposition" or "Dispose" means the sale, transfer, license, lease or other disposition (including any Sale and Leaseback Transaction) of any property by any Person, including any sale, assignment, transfer or other disposal, with or without recourse, of any notes or accounts receivable or any rights and claims associated therewith.

     "Dollar" and "$" mean lawful money of the United States.

     "Dollar Equivalent" means, at any time, (a) with respect to any amount denominated in Dollars, such amount, and (b) with respect to any amount denominated in any Alternative Currency, the equivalent amount thereof in Dollars as determined by the Administrative Agent at such time on the basis of the Spot Rate (determined in respect of the most recent Revaluation
     Date) for the purchase of Dollars with such Alternative Currency.

     "Domestic Commitment" means, as to each Domestic Lender, the commitment of such Lender to make Domestic Committed Loans and to participate in Domestic L/C Obligations and Swing Line Loans in an aggregate principal amount at any one time outstanding not to exceed the amount set forth as such Domestic Lender's "Domestic Commitment" on Schedule 2.01. "Domestic Committed Loans" has the meaning provided in Section 2.01(a).

     "Domestic Committed Borrowing" means a borrowing consisting of simultaneous Domestic Committed Loans of the same Type and, in the case of Eurocurrency Rate Loans, having the same Interest Period made by each of the Domestic Lenders as provided herein.

     "Domestic L/C Advance" means, with respect to each Domestic Lender, such Lender's funding of its participation in a Domestic L/C Borrowing.

     "Domestic L/C Borrowing" means an extension of credit resulting from a drawing under any Domestic Letter of Credit that has not been reimbursed on the date when made or refinanced as a Domestic Committed Borrowing.

     "Domestic L/C Issuer" means Bank of America in its capacity as issuer of the Domestic Letters of Credit, and its successors in such capacity.

     "Domestic L/C Obligations" means as of any date of determination, the aggregate undrawn amount of all outstanding Domestic Letters of Credit, plus the aggregate amount of all Unreimbursed Amounts in respect of Domestic Letters of Credit, including Domestic L/C Borrowings.

     "Domestic Lenders" means each of the Lenders with Domestic Commitments hereunder.

     "Domestic Letter of Credit" means (i) those Existing Letters of Credit identified as "Domestic Letters of Credit" on Schedule 2.03 and (ii) any letter of credit issued under the Domestic Commitments under the provisions of Section 2.03(a). Domestic Letters of Credit may be commercial letters of credit or standby letters of credit.

     "Domestic Letter of Credit Sublimit" shall have the meaning given such term in Section 2.03(a)(i).

     "Domestic Loan Obligations" means Domestic Committed Loans, Domestic L/C Obligations and Swing Line Loans.

     "Domestic Pro Rata Share" means, with respect to each Domestic Lender, a fraction (expressed as percentage, carried out to the ninth decimal place), the numerator of which is the amount of the Domestic Commitment of such Lender at such time and the denominator of which is the amount of the Aggregate Domestic Commitments at such time; provided that if the Domestic Commitments shall have been terminated pursuant to Section 9.02, then the Domestic Pro Rata Share of each Lender shall be determined based on the Domestic Pro Rata Share of such Domestic Lender immediately prior to such termination and after giving effect to any subsequent assignments made pursuant to the terms hereof. The initial Domestic Pro Rata Share of each Domestic Lender is set forth as such Domestic Lender's "Domestic Pro Rata Share" on Schedule 2.01.

     "Domestic Subsidiary" means any Subsidiary that is organized under the laws of any political subdivision of the United States.

     "Eligible Assignee" means (a) a Lender; (b) an Affiliate of a Lender (other than an Affiliate that is a Foreign Lender); (c) an Approved Fund (other than an Approved Fund that is a Foreign Lender); and (d) any other Person (other than a natural person) approved by (i) the Administrative Agent, the L/C Issuer and the Swing Line Lender, and (ii) unless an Event of Default has occurred and is continuing, the Borrower (each such approval not to be unreasonably withheld or delayed, provided that it shall be reasonable for the Borrower to withhold consent if such Person does not provide to the Borrower the information required under Section 11.15). Notwithstanding the foregoing, "Eligible Assignee" shall not include the Borrower or any of the Borrower's Affiliates or Subsidiaries.

     "EMU" means the economic and monetary union in accordance with the Treaty of Rome 1957, as amended by the Single European Act 1986, the Maastricht Treaty of 1992 and the Amsterdam Treaty of 1998, as amended from time to time.

     "EMU Legislation" means the legislative measures of the European Council for the introduction of, changeover to or operation of a single or unified European currency (whether known as the "euro" or otherwise).

     "Environmental Laws" means any and all federal, state, local, and foreign statutes, laws, regulations, ordinances, rules, judgments, orders, decrees, permits, concessions, grants, franchises, licenses, agreements or governmental restrictions relating to pollution and the protection of the environment or the release of any materials into the environment, including those related to hazardous substances or wastes, air emissions and discharges to waste or public systems.

     "Environmental  Liability"  means any  liability,  contingent  or otherwise
     (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower, any other Loan Party or any of their respective Subsidiaries directly or indirectly resulting from or based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

     "ERISA" means the Employee Retirement Income Security Act of 1974.

     "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Borrower within the meaning of Section 414(b) or (c) of the Internal Revenue Code (and Sections 414(m) and (o) of the Internal Revenue Code for purposes of provisions relating to Section 412 of the Internal Revenue Code).

     "ERISA Event" means (a) a Reportable  Event with respect to a Pension Plan;
     (b) a withdrawal by the Borrower or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations that is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Borrower or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Sections 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition that constitutes grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than for PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Borrower or any ERISA Affiliate.

     "Euro" and "EUR" mean the lawful currency of the Participating Member States introduced in accordance with the EMU Legislation.

     "Eurocurrency Rate" means, for such Interest Period:

     (a) the rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the rate determined by the Administrative Agent to be the offered rate that appears on the page of the Telerate screen (or any successor thereto) that displays an average British Bankers Association Interest Settlement Rate for deposits in the relevant currency (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, or

     (b) if the rate referenced in the preceding clause (a) does not appear on such page or service or such page or service shall not be available, the rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the rate determined by the Administrative Agent to be the offered rate on such other page or other service that displays an average British Bankers Association Interest Settlement Rate for deposits in the relevant currency (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period, or

     (c) if the rates referenced in the preceding clauses (a) and (b) are not available, the rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined by the Administrative Agent as the rate of interest at which deposits in relevant currency for delivery on the first day of such Interest Period in same day funds in the approximate amount of the Eurocurrency Rate Loan being made, continued or converted by Bank of America and with a term equivalent to such Interest Period would be offered by Bank of America's London Branch or London Affiliate to major banks in the offshore interbank market for such currency at their request at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period.

     "Eurocurrency Rate Loan" means a Committed Loan that bears interest at a rate based on the Adjusted Eurocurrency Rate.

     "Eurocurrency Reserve Percentage" means, for any day during any Interest Period, the reserve percentage (expressed as a decimal, carried out to five decimal places) in effect on such day, whether or not applicable to any particular Lender, under regulations issued from time to time by the FRB for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as "Eurocurrency liabilities"). The Adjusted Eurocurrency Rate for each outstanding Eurocurrency Rate Loan shall be adjusted automatically as of the effective date of any change in the Eurocurrency Reserve Percentage.

     "Event of Default" has the meaning specified in Section 9.01.

     "Existing Credit Agreement" means the Competitive Advance and Revolving Credit Facility Agreement dated as of September 24, 1996 among the Borrower, the banks named therein, NationsBank, N.A. (now known as Bank of America, N.A.), as Administrative Agent, and Bank of America Illinois (now known as Bank of America, N.A.), The Bank of New York and The Chase
     Manhattan Bank (now known as JPMorgan Chase Bank), as Co-Agents, as amended.

     "Existing Letters of Credit" means the letters of credit outstanding on the Closing Date and identified on Schedule 2.03.

     "Federal Funds Rate" means, for any day, the rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers on such day, as published by the Federal Reserve Bank on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate (rounded upward, if necessary, to the next 1/100th of 1%) charged to Bank of America on such day on such transactions as determined by the Administrative Agent.

     "Fee Letter" means the letter agreement, dated July 15, 2002, among the Borrower, the Administrative Agent and the Arranger.

     "Foreign Lender" has the meaning specified in Section 11.15(a)(i).

     "FRB" means the Board of Governors of the Federal Reserve System of the United States.

     "Funded Debt" means, as to any Person at a particular time, without duplication, all of the following, whether or not included as indebtedness or liabilities in accordance with GAAP:

     (a) all obligations for borrowed money, whether current or long-term (including the Obligations hereunder), and all obligations evidenced by bonds, debentures, notes, loan agreements or other similar instruments;

     (b) all purchase money indebtedness (including indebtedness and obligations in respect of conditional sales and title retention arrangements, except for customary conditional sales and title retention arrangements with suppliers that are entered into in the ordinary course of business) and all indebtedness and obligations in respect of the deferred purchase price of property or services (other than trade accounts payable incurred the ordinary course of business and payable on customary trade terms);

     (c) all direct obligations under letters of credit (including standby and commercial), bankers' acceptances, bank guaranties, surety bonds and similar instruments;

     (d) the  Attributable  Principal  Amount of capital  leases  and  Synthetic
     Leases;

     (e) the Attributable Principal Amount of Securitization Transactions;

     (f) all preferred stock and comparable equity interests providing for mandatory redemption, sinking fund or other like payments within three years of the date thereof;

     (g) Guarantees in respect of Funded Debt of another Person;

     (h) Funded Debt of any partnership or joint venture or other similar entity in which such Person is a general partner or joint venturer, and, as such, has personal liability for such obligations, but only to the extent there is recourse to such Person for payment thereof.

     For purposes hereof, the amount of Funded Debt shall be determined based on the outstanding principal amount in the case of borrowed money indebtedness under clause (a) and purchase money indebtedness and the deferred purchase obligations under clause (b), based on the maximum amount available to be drawn in the case of letter of credit obligations and the other obligations under clause (c), and based on the outstanding principal amount of Funded Debt that is the subject of the Guarantees in the case of Guarantees under clause (g).

     "GAAP" means generally accepted accounting principles in the United States as in effect from time to time set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board, subject to the provisions of Section 1.03.

     "Governmental Authority" means any nation or government, any state or other political subdivision thereof, any agency, authority, instrumentality, regulatory body, court, administrative tribunal, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

     "Guarantee" means, as to any Person, any (a) any obligation, contingent or otherwise, of such Person guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation payable or performable by another Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of such Person, direct or indirect, (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation, (ii) to purchase or lease property, securities or services for the purpose of assuring the obligee in respect of such Indebtedness or other obligation of the payment or performance of such Indebtedness or other obligation, (iii) to maintain working capital, equity capital or any other financial statement condition or liquidity or level of income or cash flow of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation, or (iv) entered into for the purpose of assuring in any other manner the obligee in respect of such Indebtedness or other obligation of the payment or performance thereof or to protect such obligee against loss in respect thereof (in whole or in part), or (b) any Lien on any assets of such Person securing any Indebtedness or other obligation of any other Person, whether or not such Indebtedness or other obligation is assumed by such Person. The amount of any Guarantee shall be deemed to be an amount equal to the stated or determinable amount of the related primary obligation, or portion thereof, in respect of which such Guarantee is made or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof as determined by the guaranteeing Person in good faith. The term "Guarantee" as a verb has a corresponding meaning.

     "Guarantors"  means each  Person  that  joins as a  Guarantor  pursuant  to
     Section 7.12, together with their successors and permitted assigns.

     "Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos-containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

     "Indebtedness" means, as to any Person at a particular time, without duplication, all of the following, whether or not included as indebtedness or liabilities in accordance with GAAP:

     (a) all Funded Debt;

     (b) all contingent obligations under letters of credit (including standby and commercial letters of credit), bankers' acceptances, bank guaranties, surety bonds and similar instruments;

     (c) net obligations under any Swap Contract;

     (d) Guarantees in respect of Indebtedness of another Person; and

     (e) Indebtedness of any partnership or joint venture or other similar entity in which such Person is a general partner or joint venturer, and, as such, has personal liability for such obligations, but only to the extent there is recourse to such Person for payment thereof.

     For purposes hereof, the amount of Indebtedness shall be determined based on Swap Termination Value in the case of net obligations under Swap Contracts under clause (c) and based on the outstanding principal amount of Indebtedness that is the subject of the Guarantees in the case of Guarantees under clause (d).

     "Indemnified Liabilities" has the meaning set forth in Section 11.05.

     "Indemnitees" has the meaning set forth in Section 11.05.

     "Interest Payment Date" means (a) as to any Loan other than a Base Rate Loan, the last day of each Interest Period applicable to such Loan and the Maturity Date; provided, however, that if any Interest Period for a Eurocurrency Rate Loan exceeds three months, the respective dates that fall every three months after the beginning of such Interest Period shall also be Interest Payment Dates; and (b) as to any Base Rate Loan (including a Swing Line Loan), the last Business Day of each March, June, September and December and the Maturity Date.

     "Internal Revenue Code" means the Internal Revenue Code of 1986.

     "Interest Period" means, as to each Eurocurrency Rate Loan, the period commencing on the date such Eurocurrency Rate Loan is disbursed or converted to or continued as a Eurocurrency Rate Loan and ending on the date one, two, three or six months thereafter, as selected by the Borrower in its Committed Loan Notice; provided that:

     (a) any Interest Period that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Business Day;

     (b) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

     (c) no Interest Period shall extend beyond the Maturity Date.

     "Investment" means, as to any Person, any direct or indirect acquisition or investment by such Person, whether by means of (a) the purchase or other acquisition of capital stock or other securities of another Person, (b) a loan, advance or capital contribution to, Guarantee or assumption of debt of, or purchase or other acquisition of any other debt or equity participation or interest in, another Person, including any partnership or joint venture interest in such other Person, or (c) the purchase or other acquisition (in one transaction or a series of transactions) of assets of another Person that constitute a business unit. For purposes of covenant compliance, the amount of any Investment shall be the amount actually invested, without adjustment for subsequent increases or decreases in the value of such Investment.

     "IP Rights" has the meaning set forth in Section 6.16.

     "IRS" means the United States Internal Revenue Service.

     "Joinder Agreement" means a joinder agreement substantially in the form of Exhibit G executed and delivered by a Material Domestic Subsidiary in accordance with the provisions of Section 7.12.

     "Laws" means, collectively, all international, foreign, federal, state and local statutes, treaties, rules, guidelines, regulations, ordinances, codes and administrative or judicial precedents or authorities, including the interpretation or administration thereof by any Governmental Authority charged with the enforcement, interpretation or administration thereof, and all applicable administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authority, in each case whether or not having the force of law.

     "L/C Advance" means a Domestic L/C Advance or a Multicurrency L/C Advance, as appropriate.

     "L/C  Borrowing"   means  a  Domestic  L/C  Borrowing  or  a  Multicurrency
     Borrowing, as appropriate.

     "L/C Credit Extension" means, with respect to any Letter of Credit, the issuance thereof or extension of the expiry date thereof, or the renewal or increase of the amount thereof.

     "L/C Issuer" means the Domestic L/C Issuer or the Multicurrency L/C Issuer, as appropriate.

     "L/C Obligations" means the Domestic L/C Obligations or the Multicurrency L/C Obligations, as appropriate.

     "Lender" means each of the Persons identified as a "Lender" on the signature pages hereto and their successors and assigns and, as the context requires, includes the L/C Issuer and the Swing Line Lender.

     "Lender Joinder Agreement" means a joinder agreement substantially in the form of Exhibit H executed and delivered in accordance with the provisions of Section 2.01(c).

     "Lending Office" means, as to any Lender, the office or offices of such Lender described as such in such Lender's Administrative Questionnaire, or such other office or offices as a Lender may from time to time notify the Borrower and the Administrative Agent.

     "Letter of Credit" means a Domestic Letter of Credit or a Multicurrency Letter of Credit, as appropriate.

     "Letter of Credit Application" means an application and agreement for the issuance or amendment of a letter of credit in the form from time to time in use by the L/C Issuer.

     "Letter of Credit Expiration Date" means the day that is seven days prior to the Maturity Date then in effect (or, if such day is not a Business Day, the next preceding Business Day).

     "Lien" means any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge, or preference, priority or other security interest or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement, and any financing lease having substantially the same economic effect as any of the foregoing).

     "Loan"  means an  extension  of credit by a Lender  to the  Borrower  under
     Article II in the form of a Committed Loan or a Swing Line Loan.

     "Loan Documents" means this Agreement, each Note, each Letter of Credit, each Letter of Credit Application, each Joinder Agreement, each Request for Credit Extension, each Compliance Certificate, the Fee Letter and each other document, instrument or agreement from time to time executed by the Borrower or any of its Subsidiaries or any Responsible Officer thereof and delivered in connection with this Agreement.

     "Loan   Obligations"   means  the  Domestic   Loan   Obligations   and  the
     Multicurrency Loan Obligations.

     "Loan Parties" means, collectively, the Borrower and each Guarantor.

     "Loan Party Tangible Domestic Assets" means, as of any date, the total book value of assets of the Loan Parties that are organized under the laws of any political subdivision of the United States, which assets are located in the United States, minus (i) intercompany loans and advances from such Loan Parties to other members of the Consolidated Group and (ii) the book value of intangible assets of such Loan Parties, including goodwill, patents, trade names, trademarks, copyrights, franchises, experimental expense, organizational expense, unamortized debt discount and expense and deferred assets (other than prepaid insurance and prepaid taxes), determined in accordance with GAAP. "Mandatory Cost Rate" means, with respect to any period, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) determined in accordance with Schedule 1.01.

     "Mandatory Cost Reference Lender" means Bank of America.

     "Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, liabilities (actual or contingent) or condition (financial or otherwise) of the Borrower or the Consolidated Group taken as a whole; (b) a material impairment of the ability of any Loan Party to perform its obligations under any Loan Document to which it is a party; or (c) a material adverse effect upon the legality, validity, binding effect or enforceability against any Loan Party of any Loan Document to which it is a party.

     "Material Domestic Subsidiary" means any Domestic Subsidiary that constitutes more than 5% of consolidated assets for the Consolidated Group as of the end of the immediately preceding fiscal quarter or generates more than 5% of consolidated revenues for the Consolidated Group for the period of four consecutive fiscal quarters ending as of the end of the immediately preceding fiscal quarter.

     "Maturity Date" means September 10, 2005.

     "Moody's" means Moody's Investors Service, Inc. and any successor thereto.

     "Multicurrency Commitment" means, as to each Multicurrency Lender, the commitment of such Lender to make Multicurrency Committed Loans and to participate in Multicurrency L/C Obligations in an aggregate principal amount at any one time outstanding not to exceed the amount set forth as such Multicurrency Lender's "Multicurrency Commitment" on Schedule 2.01.

     "Multicurrency Committed Borrowing" means a borrowing consisting of simultaneous Multicurrency Committed Loans of the same Type, in the same currency and, in the case of Eurocurrency Rate Loans, having the same Interest Period made by each of the Multicurrency Lenders as provided herein.

     "Multicurrency  Committed  Loans"  has  the  meaning  provided  in  Section
     2.01(b).

     "Multicurrency L/C Advance" means, with respect to each Multicurrency Lender, such Lender's funding of its participation in a Multicurrency L/C Borrowing.

     "Multicurrency L/C Borrowing" means an extension of credit resulting from a drawing under any Multicurrency Letter of Credit that has not been reimbursed on the date when made or refinanced as a Multicurrency Committed Borrowing.

     "Multicurrency L/C Issuer" means Bank of America in its capacity as issuer of the Multicurrency Letters of Credit, and its successors in such capacity.

     "Multicurrency L/C Obligations" means as of any date of determination, the aggregate undrawn amount of all outstanding Multicurrency Letters of Credit, plus the aggregate amount of all Unreimbursed Amounts in respect of Multicurrency Letters of Credit, including Multicurrency L/C Borrowings.

     "Multicurrency Lenders" means each of the Lenders with Multicurrency Commitments hereunder.

     "Multicurrency Letter of Credit" means (i) those Existing Letters of Credit identified as "Multicurrency Letters of Credit" on Schedule 2.03 and (ii) any letter of credit issued under the Multicurrency Commitments under the provisions of Section 2.03(a). Multicurrency Letters of Credit may be commercial letters of credit or standby letters of credit.

     "Multicurrency Letter of Credit Sublimit" shall have the meaning given such term in Section 2.03(a)(ii).

     "Multicurrency Loan Obligations" means Multicurrency Committed Loans and Multicurrency L/C Obligations.

     "Multicurrency Pro Rata Share" means, with respect to each Multicurrency Lender, a fraction (expressed as percentage, carried out to the ninth decimal place), the numerator of which is the amount of the Multicurrency Commitment of such Lender at such time and the denominator of which is the amount of the Aggregate Multicurrency Commitments at such time; provided that if the Multicurrency Commitments shall have been terminated pursuant to Section 9.02, then the Multicurrency Pro Rata Share of each Lender shall be determined based on the Multicurrency Pro Rata Share of such Multicurrency Lender immediately prior to such termination and after giving effect to any subsequent assignments made pursuant to the terms hereof. The initial Multicurrency Pro Rata Share of each Multicurrency Lender is set forth as such Multicurrency Lender's "Multicurrency Pro Rata Share" on
     Schedule 2.01.

     "Multiemployer Plan" means any employee benefit plan of the type described in Section 4001(a)(3) of ERISA, to which the Borrower or any ERISA Affiliate makes or is obligated to make contributions, or during the
     preceding   five  plan  years,   has  made  or  been   obligated   to  make
     contributions.

     "Note" means a promissory note made by the Borrower in favor of a Lender evidencing Loans made by such Lender, substantially in the form of Exhibit C.

     "Obligations" means, without duplication, (i) the Domestic Loan Obligations, (ii) the Multicurrency Loan Obligations, (iii) all advances to, and debts, liabilities, obligations, covenants and duties of, any Loan Party arising under any Loan Document or otherwise with respect to any Loan or Letter of Credit, whether direct or indirect (including those acquired by assumption), absolute or contingent, due or to become due, now existing or hereafter arising and including interest and fees that accrue after the commencement by or against any Loan Party or any Affiliate thereof of any proceeding under any Debtor Relief Laws naming such Person as the debtor in such proceeding, regardless of whether such interest and fees are allowed claims in such proceeding, and (iv) any Swap Contract of any Loan Party to which a Lender or any Affiliate of such Lender is a party.

     "Organization Documents" means, (a) with respect to any corporation, the certificate or articles of incorporation and the bylaws (or equivalent or comparable constitutive documents with respect to any non-U.S. jurisdiction); (b) with respect to any limited liability company, the certificate or articles of formation or organization and operating agreement; and (c) with respect to any partnership, joint venture, trust or other form of business entity, the partnership, joint venture or other applicable agreement of formation or organization and any agreement, instrument, filing or notice with respect thereto filed in connection with its formation or organization with the applicable Governmental Authority in the jurisdiction of its formation or organization and, if applicable, any certificate or articles of formation or organization of such entity.

     "Outstanding Amount" means (i) with respect to Committed Loans and Swing Line Loans on any date, the aggregate outstanding principal Dollar Equivalent thereof after giving effect to any borrowings and prepayments or repayments of Committed Loans and Swing Line Loans, as the case may be, occurring on such date; and (ii) with respect to any L/C Obligations on any date, the Dollar Equivalent of such L/C Obligations on such date after giving effect to any L/C Credit Extension occurring on such date and any other changes in the aggregate amount of the L/C Obligations as of such date, including as a result of any reimbursements of outstanding unpaid drawings under any Letters of Credit or any reductions in the maximum amount available for drawing under Letters of Credit taking effect on such date.

     "Overnight Rate" means, for any day, (a) with respect to any amount denominated in Dollars, the Federal Funds Rate and (b) with respect to any amount denominated in an Alternative Currency, the rate of interest per annum at which overnight deposits in the applicable Alternative Currency, in an amount approximately equal to the amount with respect to which such rate is being determined, would be offered for such day by a branch or Affiliate of Bank of America located in the applicable interbank market for such currency to major banks in such interbank market.

     "Participant" has the meaning specified in Section 11.07(d).

     "Participating Member State" means each state so described in any EMU Legislation.

     "PBGC" means the Pension Benefit Guaranty Corporation.

     "Pension Plan" means any "employee pension benefit plan" (as such term is defined in Section 3(2) of ERISA), other than a Multiemployer Plan, that is subject to Title IV of ERISA and is sponsored or maintained by the Borrower or any ERISA Affiliate or to which the Borrower or any ERISA Affiliate contributes or has an obligation to contribute, or in the case of a multiple employer or other plan described in Section 4064(a) of ERISA, has made contributions at any time during the immediately preceding five plan years.

     "Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

     "Plan" means any "employee benefit plan" (as such term is defined in Section 3(3) of ERISA) established by the Borrower or, with respect to any such plan that is subject to Section 412 of the Internal Revenue Code or Title IV of ERISA, any ERISA Affiliate.

     "Pro Forma Basis" means, for purposes of determining the applicable pricing level under the definition of "Applicable Percentage" (if the Borrower is unrated) and determining compliance with the financial covenants hereunder, that the subject transaction shall be deemed to have occurred as of the first day of the period of four consecutive fiscal quarters ending as of the end of the most recent fiscal quarter for which annual or quarterly financial statements shall have been delivered in accordance with the provisions hereof. Further, for purposes of making calculations on a "Pro Forma Basis" hereunder, (i) in the case of any Disposition, (A) income statement items (whether positive or negative) attributable to the property, entities or business units that are the subject of the disposition shall be excluded to the extent relating to any period prior to the date of subject transaction, and (B) Indebtedness paid or retired in connection with the subject transaction shall be deemed to have been paid and retired as of the first day of the applicable period; and (ii) in the case of any acquisition, (A) income statement items (whether positive or negative) attributable to the property, entities or business units that are the subject of the acquisition shall be included to the extent relating to any period prior to the date of subject transaction, and (B) Indebtedness incurred in connection with the subject transaction shall be deemed to have been incurred as of the first day of the applicable period (and interest expense shall be imputed for the applicable period assuming prevailing interest rates hereunder).

     "Pro Rata Share" means (i) in respect of the Domestic Commitments and the Domestic Loan Obligations, the Domestic Pro Rata Share, and (ii) in respect of the Multicurrency Commitments and the Multicurrency Loan Obligations, the Multicurrency Pro Rata Share.

     "Register" has the meaning set forth in Section 11.07(c).

     "Reportable Event" means any of the events set forth in Section 4043(c) of ERISA, other than events for which the thirty-day notice period has been waived.

     "Request for Credit Extension" means (a) with respect to a Borrowing, conversion or continuation of Committed Loans, a Committed Loan Notice, (b) with respect to an L/C Credit Extension, a Letter of Credit Application, and (c) with respect to a Swing Line Loan, a Swing Line Loan Notice.

     "Required Lenders" means, as of any date of determination, Lenders having more than 50% of the Aggregate Commitments or, if the commitment of each Lender to make Loans and the obligation of the L/C Issuer to make L/C Credit Extensions have been terminated pursuant to Section 9.02, Lenders holding in the aggregate more than 50% of the Loan Obligations (including, in each case, the aggregate amount of each Lender's risk participation and funded participation in L/C Obligations and Swing Line Loans); provided that the Commitment of, and the portion of the Loan Obligations held or deemed held by, any Defaulting Lender shall be excluded for purposes of making a determination of Required Lenders.

     "Responsible Officer" means the chief executive officer, president, chief financial officer, treasurer or assistant treasurer of a Loan Party. Any document delivered hereunder that is signed by a Responsible Officer of a Loan Party shall be conclusively presumed to have been authorized by all necessary corporate, partnership and/or other action on the part of such Loan Party and such Responsible Officer shall be conclusively presumed to have acted on behalf of such Loan Party.

     "Revaluation Date" means each of the following: (a) each date of a Borrowing of a Eurocurrency Rate Loan denominated in an Alternative Currency, (b) each date of a continuation of a Eurocurrency Rate Loan denominated in an Alternative Currency pursuant to Section 2.02; (c) each date of issuance of a Letter of Credit denominated in an Alternative Currency, (d) each date of an amendment of any such Letter of Credit having the effect of increasing the amount thereof, and (e) such additional dates as the Administrative Agent or the Required Lenders shall specify.

     "Sale and Leaseback Transaction" means, with respect to the Borrower or any Subsidiary, any arrangement, directly or indirectly, with any person whereby the Borrower or such Subsidiary shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property being sold or transferred.

     "Same Day Funds" means (a) with respect to disbursements and payments in Dollars, immediately available funds, and (b) with respect to disbursements and payments in an Alternative Currency, same day or other funds as may be determined by the Administrative Agent to be customary in the place of disbursement or payment for the settlement of international banking transactions in the relevant Alternative Currency.

     "S&P" means Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. and any successor thereto.

     "SEC" means the Securities and Exchange Commission, or any Governmental Authority succeeding to any of its principal functions.

     "Securitization Transaction" means any financing or factoring or similar transaction (or series of such transactions) that has been or may be entered into by a member of the

     Consolidated Group pursuant to which such member of the Consolidated Group may sell, convey or otherwise transfer, or may grant a security interest in, any accounts receivable, notes receivable, rights to future lease payments or residuals or other similar rights to payment (the "Securitization Receivables") to a special purpose Subsidiary or Affiliate or any other Person.

     "Special Notice Currency" means at any time an Alternative Currency, other than the currency of Japan or of a country that is a member of the Organization for Economic Cooperation and Development at such time located in North America or Europe.

     "Spot Rate" means, for a currency, the rate quoted by Bank of America as the spot rate for the purchase by Bank of America of such currency with another currency through its principal foreign exchange trading office at approximately 11:00 a.m. on the date two Business Days prior to the date as of which the foreign exchange computation is made.

     "Subsidiary" of a Person means a corporation, partnership, joint venture, limited liability company or other business entity of which a majority of the shares of securities or other interests having ordinary voting power for the election of directors or other governing body (other than securities or interests having such power only by reason of the happening of a contingency) are at the time beneficially owned, or the management of which is otherwise controlled, directly, or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise specified, all references herein to a "Subsidiary" or to "Subsidiaries" shall refer to a Subsidiary or Subsidiaries of the Borrower. Notwithstanding anything to the contrary contained herein, Jordan Bromine Company Ltd. shall not be considered a Subsidiary of the Borrower for purposes of this Agreement.

     "Swap Contract" means (a) any and all rate swap transactions, basis swaps, credit derivative transactions, forward rate transactions, commodity swaps, commodity options, forward commodity contracts, equity or equity index swaps or options, bond or bond price or bond index swaps or options or forward bond or forward bond price or forward bond index transactions, interest rate options, forward foreign exchange transactions, cap transactions, floor transactions, collar transactions, currency swap transactions, cross-currency rate swap transactions, currency options, spot contracts, or any other similar transactions or any combination of any of the foregoing (including any options to enter into any of the foregoing), whether or not any such transaction is governed by or subject to any master agreement, and (b) any and all transactions of any kind, and the related confirmations, that are subject to the terms and conditions of, or governed by, any form of master agreement published by the International Swaps and Derivatives Association, Inc., any International Foreign Exchange Master Agreement, or any other master agreement (any such master agreement, together with any related schedules, a "Master Agreement"), including any such obligations or liabilities under any Master Agreement.

     "Swap Termination Value" means, in respect of any one or more Swap Contracts, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contracts, (a) for any date on or after the date such Swap Contracts have been closed out and termination value(s) determined in accordance therewith, such termination value(s), and (b) for any date prior to the date referenced in clause (a), the amount(s) determined as the mark-to-market value(s) for such Swap Contracts, as determined based upon one or more mid-market or other readily available quotations provided by any recognized dealer in such Swap Contracts (which may include a Lender or any Affiliate of a Lender).

     "Swing Line" means the revolving credit facility made available by the Swing Line Lender pursuant to Section 2.04.

     "Swing Line  Borrowing"  means a borrowing of a Swing Line Loan pursuant to
     Section 2.04.

     "Swing Line Lender" means Bank of America in its capacity as provider of Swing Line Loans, or any successor swing line lender hereunder.

     "Swing Line Loan" has the meaning specified in Section 2.04(a).

     "Swing Line Loan Notice" means a notice of a Swing Line Borrowing pursuant to Section 2.04(b), which, if in writing, shall be substantially in the form of Exhibit B.

     "Swing Line Sublimit" has the meaning specified in Section 2.04(a).

     "Synthetic Lease" means any synthetic, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product where such transaction is considered borrowed money indebtedness for tax purposes but is classified as an operating lease under GAAP.

     "TARGET Day" means any day on which the Trans-European Automated Real-time Gross Settlement Express Transfer (TARGET) System (or, if such clearing system ceases to be operative, such other clearing system (if any) determined by the Administrative Agent to be a suitable replacement) is operating.

     "Threshold Amount" means THIRTY-FIVE MILLION DOLLARS ($35,000,000).

     "Type" means, with respect to a Committed Loan, its character as a Base Rate Loan or a Eurocurrency Rate Loan.

     "Unfunded Pension Liability" means, the excess of a Pension Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Pension Plan's assets, determined as of the end of the most recently completed plan year in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Internal Revenue Code for the applicable plan year.

     "United States" and "U.S." mean the United States of America.

     "Unreimbursed Amount" has the meaning set forth in Section 2.03(c)(i).

     1.02 Other Interpretive Provisions.

     With reference to this Agreement and each other Loan Document, unless otherwise specified herein or in such other Loan Document:

     (a) The meanings of defined terms are equally applicable to the singular and plural forms of the defined terms.

     (b) (i) The words "herein," "hereto," "hereof" and "hereunder" and words of similar import when used in any Loan Document shall refer to such Loan Document as a whole and not to any particular provision thereof.

     (ii) Article, Section, Exhibit and Schedule references are to the Loan Document in which such reference appears unless otherwise expressly referenced.

     (iii) The term "including" is by way of example and not limitation.

     (iv) The term "documents" includes any and all instruments, documents, agreements, certificates, notices, reports, financial statements and other writings, however evidenced, whether in physical or electronic form.

     (c) In the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including"; the words "to" and "until" each mean "to but excluding"; and the word "through" means "to and including."

     (d) Section headings herein and in the other Loan Documents are included for convenience of reference only and shall not affect the interpretation of this Agreement or any other Loan Document.

     1.03 Accounting Terms.

     (a) All accounting terms not specifically or completely defined herein shall be construed in conformity with, and all financial data (including financial ratios and other financial calculations) required to be submitted pursuant to this Agreement shall be prepared in conformity with, GAAP applied on a consistent basis, as in effect from time to time, applied in a manner consistent with that used in preparing the audited financial statements for the fiscal year ended December 31, 2001, except as otherwise specifically prescribed herein.

     (b) Notwithstanding anything herein to the contrary, determinations of (i) the applicable pricing level under the definition of "Applicable Percentage" (if the Borrower is unrated) and (ii) compliance with the financial covenants hereunder shall be made on a Pro Forma Basis.

     (c) The Borrower will provide a written summary of material changes in GAAP or in the consistent application thereof with each annual and quarterly Compliance Certificate delivered in accordance with Section 7.02(b). If at any time any change in GAAP would affect the computation of any financial ratio or requirement set forth in any Loan Document, and either the
     Borrower or the Required Lenders shall so request, the Administrative Agent, the Lenders and the Borrower shall negotiate in good faith to amend such ratio or requirement to preserve the original intent thereof in light of such change in GAAP (subject to the approval of the Required Lenders); provided that, until so amended, (i) such ratio or requirement shall continue to be computed in accordance with GAAP prior to such change therein and (ii) the Borrower shall provide to the Administrative Agent and the Lenders financial statements and other documents required under this Agreement or as reasonably requested hereunder setting forth a reconciliation between calculations of such ratio or requirement made before and after giving effect to such change in GAAP.

     1.04 Rounding.

     Any financial ratios required to be maintained by the Borrower pursuant to this Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed herein and rounding the result up or down to the nearest number (with a rounding-up if there is no nearest number).

     1.05 References to Agreements and Laws.

     Unless otherwise expressly provided herein, (a) references to Organization Documents, agreements (including the Loan Documents) and other contractual instruments shall be deemed to include all subsequent amendments, restatements, extensions, supplements and other modifications thereto, but only to the extent that such amendments, restatements, extensions, supplements and other modifications are not prohibited by any Loan Document; and (b) references to any Law shall include all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting such Law.

     1.06 Times of Day.

     Unless otherwise specified, all references herein to times of day shall be references to New York time (Eastern daylight or standard, as applicable).

     1.07 Letter of Credit Amounts.

     Unless otherwise specified, all references herein to the amount of a Letter of Credit at any time shall be deemed to mean the maximum face amount of such Letter of Credit after giving effect to all increases thereof contemplated by such Letter of Credit or the Letter of Credit Application therefor, whether or not such maximum face amount is in effect at such time.

     1.08 Exchange Rates; Currency Equivalents.

     (a) The Administrative Agent shall determine the Spot Rates as of each Revaluation Date to be used for calculating Dollar Equivalent amounts of Credit Extensions and Outstanding Amounts denominated in Alternative Currencies. Such Spot Rates shall become effective as of such Revaluation Date and shall be the Spot Rates employed in converting any amounts between the applicable currencies until the next Revaluation Date to occur. Except for purposes of financial statements delivered by Loan Parties hereunder or calculating financial covenants hereunder or except as otherwise provided herein, the applicable amount of any currency for purposes of the Loan Documents shall be such Dollar Equivalent amount as so determined by the Administrative Agent.

     (b) Wherever in this Agreement in connection with a Borrowing, conversion, continuation or prepayment of a Loan or the issuance of a Letter of Credit, an amount, such as a required minimum or multiple amount, is expressed in Dollars, but such Borrowing, Loan or Letter of Credit is denominated in an Alternative Currency, such amount shall be the relevant Alternative Currency Equivalent of such Dollar amount (rounded to the nearest 1,000 units of such Alternative Currency), as determined by the Administrative Agent.

     1.09 Additional Alternative Currencies.

     The Borrower may from time to time request that Committed Loans be made in a currency other than those specifically listed in the definition of "Alternative Currency"; provided that such requested currency otherwise meets the requirements set forth in such definition. Any such request shall be made to the Administrative Agent (which shall promptly notify each Multicurrency Lender thereof) not later than 12:00 noon twelve Business Days prior to the date of the desired Credit Extension. Each Multicurrency Lender shall notify the Administrative Agent, not later than 12:00 noon ten Business Days after receipt of such request whether it consents, in its sole discretion, to making Committed Loans in such requested currency. Any failure by a Multicurrency Lender to respond to such request within the time period specified in the preceding sentence shall be deemed to be a refusal by such Lender to make Committed Loans in such requested currency. If all the Multicurrency Lenders consent to making Committed Loans in such requested currency, the Administrative Agent shall so notify the Borrower and such currency shall thereupon be deemed for all purposes to be an Alternative Currency hereunder. Upon any Multicurrency Lender's refusal to make

     Committed Loans in the additional requested currency, the Borrower may replace such Lender in accordance with Section 11.16.

     1.10 Redenomination of Certain Alternative Currencies.

     (a) Each obligation of the Borrower to make a payment denominated in the national currency unit of any member state of the European Union that adopts the Euro as its lawful currency after the date hereof shall be redenominated into Euro at the time of such adoption (in accordance with the EMU Legislation). If, in relation to the currency of any such member state, the basis of accrual of interest expressed in this Agreement in respect of that currency shall be inconsistent with any convention or practice in the London interbank market for the basis of accrual of interest in respect of the Euro, such expressed basis shall be replaced by such convention or practice with effect from the date on which such member state adopts the Euro as its lawful currency; provided that if any Borrowing in the currency of such member state is outstanding immediately prior to such date, such replacement shall take effect, with respect to such Borrowing, at the end of the then current Interest Period.

     (b) Each provision of this Agreement shall be subject to such reasonable changes of construction as the Administrative Agent may from time to time specify to be appropriate to reflect the adoption of the Euro by any member state of the European Union and any relevant market conventions or practices relating to the Euro.


                                   Article II.

                      THE COMMITMENTS AND CREDIT EXTENSIONS

     2.01 Committed Loans; Increase in Commitments.

     (a) Domestic Committed Loans. Subject to the terms and conditions set forth herein, each Domestic Lender severally agrees to make loans (each such loan a "Domestic Committed Loan") to the Borrower in Dollars from time to time on any Business Day; provided that after giving effect to any such Domestic Committed Loan, (i) with regard to the Domestic Lenders collectively, the aggregate principal amount of Domestic Loan Obligations shall not exceed TWO HUNDRED SEVENTY-FIVE MILLION DOLLARS ($275,000,000) (as such amount may be increased or decreased in accordance with the provisions hereof, the "Aggregate Domestic Commitments"), and (ii) with regard to each Domestic Lender individually, such Lender's Domestic Pro Rata Share of the Domestic Loan Obligations shall not exceed its respective Domestic Commitment. Domestic Committed Loans may consist of Base Rate Loans, Eurocurrency Rate Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof.

     (b) Multicurrency Committed Loans. Subject to the terms and conditions set forth herein, each Multicurrency Lender severally agrees to make loans (each such loan a "Multicurrency Committed Loan") to the Borrower in Dollars or Alternative Currencies from time to time on any Business Day; provided that after giving effect to any such Multicurrency Committed Loan,
     (i) with regard to the Multicurrency Lenders collectively, the aggregate principal amount of Multicurrency Loan Obligations shall not exceed ONE HUNDRED MILLION DOLLARS ($100,000,000) (as such amount may be increased or decreased in accordance with the provisions hereof, the "Aggregate Multicurrency Commitments"), and (ii) with regard to each Multicurrency Lender individually, such Lender's Multicurrency Pro Rata Share of the Multicurrency Loan Obligations shall not exceed its respective Multicurrency Commitment. Multicurrency Committed Loans may consist of Base Rate Loans, Eurocurrency Rate Loans, or a combination thereof, as the Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof.

     (c) Increase in Aggregate Commitments. Subject to the terms and conditions set forth herein, the Borrower may, upon written notice to the Administrative Agent, increase the Aggregate Commitments to an amount not to exceed FOUR HUNDRED MILLION DOLLARS ($400,000,000); provided that:

     (i) the Borrower shall obtain commitments for the amount of the increase from existing Lenders or other financial institutions reasonably acceptable to the Administrative Agent, which financial institutions shall join in this Agreement as Lenders by joinder agreement substantially in the form of Exhibit H attached hereto or other arrangement reasonably acceptable to the Administrative Agent, (ii) any such increase to the Aggregate Domestic Commitments or to the Aggregate Multicurrency Commitments shall be in a minimum aggregate principal amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof (or the remaining amount, if less), (iii) if any Committed Loans are outstanding at the time of any such increase, the Borrower shall make such payments and adjustments on the Committed Loans (including payment of any amounts owing under Section 3.05) as may be necessary to give effect to the revised Pro Rata Shares and Commitment amounts, and (iv) the conditions to the making of a Committed Loan set forth in Section 5.02 shall be satisfied.

     In connection with any such increase in the Aggregate Commitments, Schedule
     2.01 shall be revised to reflect the modified commitments and commitment percentages of the Lenders, and the Borrower shall provide supporting corporate resolutions, legal opinions, promissory notes and other items as may be reasonably requested by the Administrative Agent on behalf of any Lender in connection therewith.

     2.02 Borrowings, Conversions and Continuations of Committed Loans.

     (a) Each Committed Borrowing, each conversion of Committed Loans from one Type to the other, and each continuation of Committed Loans as the same Type shall be made upon the Borrower's irrevocable notice to the Administrative Agent, which may be given by telephone. Each such notice must be received by the Administrative Agent not later than 12:00 noon (i) three Business Days prior to the requested date of any Borrowing of, conversion to or continuation of Eurocurrency Rate Loans denominated in Dollars or of any conversion of Eurocurrency Rate Loans denominated in Dollars to Base Rate Loans, (ii) four Business Days (or five Business Days in the case of Special Notice Currency) prior to the requested date of any Borrowing of, conversion to or continuation of Eurocurrency Rate Loans denominated in Alternative Currencies and (ii) one Business Day prior to the requested date of any Borrowing of Base Rate Loans. Each telephonic notice by the Borrower pursuant to this Section 2.02(b) must be confirmed promptly by delivery to the Administrative Agent of a written Committed Loan Notice, appropriately completed and signed by a Responsible Officer of the Borrower. Each Borrowing of, conversion to or continuation of Eurocurrency Rate Loans shall be in a principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof. Except as provided in Sections 2.03(c) and 2.04(c), each Borrowing of or conversion to Base Rate Loans shall be in a principal amount of $1,000,000 or a whole multiple of $500,000 in excess thereof. Each Committed Loan Notice (whether telephonic or written) shall specify (i) whether the Borrower is requesting a Committed Borrowing, a conversion of Committed Loans from one Type to the other, or a continuation of Eurocurrency Rate Loans, (ii) the requested date of the Borrowing, conversion or continuation, as the case may be (which shall be a Business
     Day), (iii) the principal amount of Committed Loans to be borrowed, converted or continued, (iv) the Type of Committed Loans to be borrowed or to which existing Committed Loans are to be converted, (v) if applicable, the duration of the Interest Period with respect thereto and (vi) if applicable, the Alternative Currency requested with respect thereto. If the Borrower fails to specify a Type of Committed Loan in a Committed Loan Notice or if the Borrower fails to give a timely notice requesting a conversion or continuation, then the applicable Committed Loans shall be made as, or converted to, Base Rate Loans on the last day of the Interest Period applicable thereto; provided, however, that in the case of a failure to timely request a continuation of Committed Loans denominated in an Alternative Currency, such Loans shall be continued as Eurocurrency Rate Loans in their original currency with an Interest Period of one month. No Committed Loan may be converted into or continued as a Committed Loan denominated in a different currency, but instead must be prepaid in the original currency of such Loan and reborrowed in the other currency.

     (b) Following receipt of a Committed Loan Notice, the Administrative Agent shall promptly notify each Lender of the amount of its Pro Rata Share of the applicable Committed Loans, and if no timely notice of a conversion or continuation is provided by the Borrower, the Administrative Agent shall notify each Lender of the details of any automatic conversion to Base Rate Loans or continuation of Committed Loans denominated in an Alternative Currency, in each case as described in the preceding subsection. In the case of a Committed Borrowing, each Lender shall make the amount of its Committed Loan available to the Administrative Agent in Same Day Funds at the Administrative Agent's Office for the Applicable Currency not later than 1:00 p.m., in the case of any Committed Loan denominated in Dollars, and not later than the Applicable Time specified by the Administrative Agent in the case of any Committed Loan denominated in Alternative Currency, in each case on the Business Day specified in the applicable Committed Loan Notice. Upon satisfaction of the applicable conditions set forth in Section 5.02 (and, if such Borrowing is the initial Credit Extension, Section 5.01), the Administrative Agent shall make all funds so received available to the Borrower in like funds as received by the Administrative Agent either by (i) crediting the account of the Borrower on the books of Bank of America with the amount of such funds or (ii) wire transfer of such funds, in each case in accordance with instructions provided to (and reasonably acceptable to) the Administrative Agent by the Borrower; provided, however, that if, on the date of a Committed Borrowing in Dollars, there are Swing Line Loans or L/C Borrowings outstanding, then the proceeds of such Borrowing shall be applied, first, to the payment in full of any such L/C Borrowings, second, to the payment in full of any such Swing Line Loans, and third, to the Borrower as provided above.

     (c) Except as otherwise provided herein, a Eurocurrency Rate Loan may be continued or converted only on the last day of the Interest Period for such Eurocurrency Rate Loan. During the existence of a Default or Event of Default, no Loans may be requested as, converted to or continued as Eurocurrency Rate Loans without the consent of the Required Lenders, and the Required Lenders may demand that (i) any or all of the then outstanding Eurocurrency Rate Loans denominated in Dollars be converted immediately to Base Rate Loans and (ii) any or all of the then outstanding Eurocurrency Rate Loans denominated in an Alternative Currency be prepaid on the last day of the then current Interest Period with respect thereto.

     (d) The Administrative Agent shall promptly notify the Borrower and the Lenders of the interest rate applicable to any Interest Period for Eurocurrency Rate Loans upon determination of such interest rate. The determination of the Adjusted Eurocurrency Rate by the Administrative Agent shall be conclusive in the absence of manifest error. At any time that Base Rate Loans are outstanding, the Administrative Agent shall notify the Borrower and the Lenders of any change in Bank of America's prime rate used in determining the Base Rate promptly following the public announcement of such change.

     (e) After giving effect to all Committed Borrowings, all conversions of Committed Loans from one Type to the other, and all continuations of Committed Loans as the same Type, there shall not be more than ten Interest Periods in effect with respect to Committed Loans.

     2.03 Letters of Credit.

     (a) The Letter of Credit Commitment.

     (i) Domestic Letter of Credit Commitment. Subject to the terms and conditions set forth herein,

     (A) the Domestic L/C Issuer agrees, in reliance upon the agreements of the other Domestic Lenders set forth herein, (1) on any Business Day during the period from the Closing Date until the Letter of Credit Expiration Date, to issue Domestic Letters of Credit in Dollars for the account of the Borrower or any of its Subsidiaries, and to amend or renew Domestic Letters of Credit previously issued by it, in accordance with the provisions hereof, and (2) to honor drafts under Domestic Letters of Credit, and

     (B) the Domestic Lenders severally agree to participate in the Domestic Letters of Credit as provided herein; provided that (x) the aggregate principal amount of Domestic L/C Obligations shall not exceed the sum of THIRTY-FIVE MILLION DOLLARS ($35,000,000) minus the aggregate principal amount of Multicurrency L/C Obligations (as such amount may be increased or decreased in accordance with the provisions hereof, the "Domestic Letter of Credit Sublimit"), (y) with regard to the Domestic Lenders collectively, the aggregate principal amount of Domestic Loan Obligations shall not exceed the Aggregate Domestic Commitments, and (z) with regard to each Domestic Lender individually, such Lender's Domestic Pro Rata Share of the Domestic Loan Obligations shall not exceed its respective Domestic Commitment. Subject to the terms and conditions hereof, the Borrower's ability to obtain Domestic Letters of Credit shall be fully revolving and accordingly the Borrower may obtain Domestic Letters of Credit to replace Domestic Letters of Credit that have expired or that have been drawn upon and reimbursed. Existing Letters of Credit that are Domestic Letters of Credit shall be deemed to have been issued hereunder and shall be subject to and governed by the terms and conditions hereof.

     (ii) Multicurrency Letter of Credit Commitment. Subject to the terms and conditions set forth herein, (A) the Multicurrency L/C Issuer agrees, in reliance upon the agreements of the other Multicurrency Lenders set forth herein, (1) on any Business Day during the period from the Closing Date until the Letter of Credit Expiration Date, to issue Multicurrency Letters of Credit in Dollars or Alternative Currencies for the account of the Borrower or any of its Subsidiaries, and to amend or renew Multicurrency Letters of Credit previously issued by it, in accordance with the provisions hereof, and (2) to honor drafts under Multicurrency Letters of Credit, and

     (B) the Multicurrency Lenders severally agree to participate in the Multicurrency Letters of Credit as provided herein; provided that (x) the aggregate principal amount of Multicurrency L/C Obligations shall not exceed the sum of THIRTY-FIVE MILLION DOLLARS ($35,000,000) minus the aggregate principal amount of Domestic L/C Obligations (as such amount may be increased or decreased in accordance with the provisions hereof, the "Multicurrency Letter of Credit Sublimit"), (y) with regard to the Multicurrency Lenders collectively, the aggregate principal amount of Multicurrency Loan Obligations shall not exceed the Aggregate

     Multicurrency Commitments, and (z) with regard to each Multicurrency Lender individually, such Lender's Multicurrency Pro Rata Share of the
     Multicurrency Loan Obligations shall not exceed its respective Multicurrency Commitment. Subject to the terms and conditions hereof, the Borrower's ability to obtain Multicurrency Letters of Credit shall be fully revolving and accordingly the Borrower may obtain Multicurrency Letters of Credit to replace Multicurrency Letters of Credit that have expired or that have been drawn upon and reimbursed. Existing Letters of Credit that are Multicurrency Letters of Credit shall be deemed to have been issued hereunder and shall be subject to and governed by the terms and conditions hereof.

     (iii) The applicable L/C Issuer shall be under no obligation to issue any Letter of Credit if:

     (A) the issuance of such Letter of Credit would violate one or more policies of such L/C Issuer; or

     (B) such Letter of Credit is in an initial amount less than $25,000, in the case of a commercial Letter of Credit, or $100,000, in the case of a standby Letter of Credit, or (i) with respect to Domestic Letters of Credit, is to be denominated in a currency other than Dollars, and (ii) with respect to Multicurrency Letters of Credit, is to be denominated in a currency other than Dollars or Alternative Currencies.

     (iv) The applicable L/C Issuer shall not issue any Letter of Credit if:

     (A) any order, judgment or decree of any Governmental Authority or arbitrator shall by its terms purport to enjoin or restrain such L/C Issuer from issuing such Letter of Credit, or any Law applicable to such L/C Issuer or any request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over such L/C Issuer shall prohibit, or request that such L/C Issuer refrain from, the issuance of letters of credit generally or such Letter of Credit in particular or shall impose upon such L/C Issuer with respect to such Letter of Credit any restriction, reserve or capital requirement (for which such L/C Issuer is not otherwise compensated hereunder) not in effect on the Closing Date, or shall impose upon such L/C Issuer any unreimbursed loss, cost or expense that was not applicable on the Closing Date and that such L/C Issuer in good faith deems material to it;

     (B) subject to Section 2.03(b)(iii), the expiry date of such requested Letter of Credit would occur more than twelve months after the date of issuance or last renewal, unless (1) with respect to Domestic Letters of Credit, Domestic Lenders having more than 50% of the Domestic Commitments (or, if the commitment to make Loans and L/C Credit

     Extensions has been terminated, Domestic Lenders holding more than 50% of the Domestic Loan Obligations (including, in each case, the aggregate amount of such Lender's risk participation and funded participation in Domestic L/C Obligations and Swing Line Loans) have approved such expiry date, and (2) with respect to Multicurrency Letters of Credit, Multicurrency Lenders having more than 50% of the Multicurrency Commitments (or, if the commitment to make Loans and L/C Credit Extensions has been terminated, Multicurrency Lenders holding more than 50% of the Multicurrency Loan Obligations (including, in each case, the aggregate amount of such Lender's risk participation and funded participation in Multicurrency L/C Obligations) have approved such expiry date; or

     (C) the expiry date of such requested Letter of Credit would occur after the Letter of Credit Expiration Date, unless (i) with respect to Domestic Letters of Credit, all of the Domestic Lenders have approved such expiry date, and (ii) with respect to Multicurrency Letters of Credit, all of the Multicurrency Lenders have approved such expiry date.

     (v) The applicable L/C Issuer shall be under no obligation to amend any Letter of Credit if (A) such L/C Issuer would have no obligation at such time to issue such Letter of Credit in its amended form under the terms hereof, or (B) the beneficiary of such Letter of Credit does not accept the proposed amendment to such Letter of Credit.

     (vi) The applicable L/C Issuer shall not issue or amend any Letter of Credit if (A) one or more applicable conditions contained in Article V shall not then be satisfied and such L/C Issuer shall have received written notice thereof from any Lender, the Administrative Agent or any Loan Party on or prior to the Business Day prior to the requested date of issuance or amendment of such Letter of Credit, or (B) the Commitments have been terminated pursuant to Section 9.02.

     (b)   Procedures   for  Issuance  and   Amendment  of  Letters  of  Credit;
     Auto-Renewal Letters of Credit.

     (i) Each Letter of Credit shall be issued or amended, as the case may be, upon the request of the Borrower delivered to the applicable L/C Issuer (with a copy to the Administrative Agent) in the form of a Letter of Credit Application, appropriately completed and signed by a Responsible Officer of the Borrower. Such Letter of Credit Application must be received by such L/C Issuer and the Administrative Agent not later than 12:00 noon at least three Business Days (or such later date and time as such L/C Issuer may agree in a particular instance in its sole discretion) prior to the proposed issuance date or date of amendment, as the case may be. In the case of a request for an initial issuance of a Letter of Credit, such Letter of Credit Application shall specify in form and detail satisfactory to such L/C Issuer: (A) the proposed issuance date of the requested Letter of Credit (which shall be a Business Day); (B) the amount and Applicable Currency thereof; (C) the expiry date thereof; (D) the name and address of the beneficiary thereof; (E) the documents to be presented by such beneficiary in case of any drawing thereunder; (F) the full text of any certificate to be presented by such beneficiary in case of any drawing thereunder; and (G) such other matters as such L/C Issuer may require. In the case of a request for an amendment of any outstanding Letter of Credit, such Letter of Credit Application shall specify in form and detail satisfactory to such L/C Issuer (A) the Letter of Credit to be amended; (B) the proposed date of amendment thereof (which shall be a Business Day); (C) the nature of the proposed amendment; and (D) such other matters as such L/C Issuer may require.

     (ii) Promptly after receipt of any Letter of Credit Application, the applicable L/C Issuer will confirm with the Administrative Agent (by telephone or in writing) that the Administrative Agent has received a copy of such Letter of Credit Application from the Borrower and, if not, such L/C Issuer will provide the Administrative Agent with a copy thereof. Upon receipt by such L/C Issuer of confirmation from the Administrative Agent that the requested issuance or amendment is permitted in accordance with the terms hereof, then, subject to the terms and conditions hereof, such L/C Issuer shall, on the requested date, issue a Letter of Credit for the account of the Borrower or enter into the applicable amendment, as the case may be, in each case in accordance with such L/C Issuer's usual and customary business practices. Immediately upon the issuance of (A) each Domestic Letter of Credit, each Domestic Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Domestic L/C Issuer a risk participation in such Letter of Credit in an amount equal to the product of such Lender's Domestic Pro Rata Share times the amount of such Letter of Credit and (B) each Multicurrency Letter of Credit, each Multicurrency Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Multicurrency L/C Issuer a risk participation in such Letter of Credit in an amount equal to the product of such Lender's Multicurrency Pro Rata Share times the amount of such Letter of Credit.

     (iii) If the Borrower so requests in any applicable Letter of Credit Application, the applicable L/C Issuer may, in its sole and absolute discretion, agree to issue a Letter of Credit that has automatic renewal provisions (each, an "Auto-Renewal Letter of Credit"); provided that any such Auto-Renewal Letter of Credit must permit such L/C Issuer to prevent any such renewal at least once in each twelve-month period (commencing with the date of issuance of such Letter of Credit) by giving prior notice to the beneficiary thereof not later than a day (the "Nonrenewal Notice Date") in each such twelve-month period to be agreed upon at the time such Letter of Credit is issued. Unless otherwise directed by such L/C Issuer, the Borrower shall not be required to make a specific request to such L/C Issuer for any such renewal. Once an Auto-Renewal Letter of Credit has been issued, the applicable Lenders shall be deemed to have authorized (but may not require) such L/C Issuer to permit the renewal of such Letter of Credit at any time to an expiry date not later than the Letter of Credit Expiration Date; provided, however, that such L/C Issuer shall not permit any such renewal if (A) it has determined that it would have no obligation at such time to issue such Letter of Credit in its renewed form under the terms hereof (by reason of the provisions of Section 2.03(a) or otherwise), or (B) it has received notice (which may be by telephone or in writing) on or before the day that is five Business Days before the Nonrenewal Notice Date (1) from the Administrative Agent that the requisite applicable Lenders have elected not to permit such renewal or (2) from the Administrative Agent, any Lender or the Borrower that one or more of the applicable conditions specified in Section 5.02 is not then satisfied.

     (iv) Promptly after its delivery of any Letter of Credit or any amendment to a Letter of Credit to an advising bank with respect thereto or to the beneficiary thereof, the applicable L/C Issuer will also deliver to the Borrower and the Administrative Agent a true and complete copy of such Letter of Credit or amendment.

     (c) Drawings and Reimbursements; Funding of Participations.

     (i) Upon any drawing under any Letter of Credit, the applicable L/C Issuer shall notify the Borrower and the Administrative Agent thereof. Not later than 12:00 noon on the date of any payment by such L/C Issuer under a Letter of Credit (each such date, an "Honor Date"), the Borrower shall reimburse such L/C Issuer through the Administrative Agent in an amount equal to the amount of such drawing and in the Applicable Currency. If the Borrower fails to so reimburse such L/C Issuer by such time, the Administrative Agent shall promptly notify each applicable Lender of the Honor Date, the amount of the unreimbursed drawing (the "Unreimbursed Amount"), and the amount of such Lender's Pro Rata Share thereof. In the case of any Letter of Credit denominated in an Alternative Currency, the Unreimbursed Amount shall be redenominated into Dollars and equal the Dollar Equivalent Amount thereof, and the Administrative Agent shall so notify the applicable Lenders in the notice described in the preceding sentence. In such event, the Borrower shall be deemed to have requested a Committed Borrowing of Base Rate Loans to be disbursed on the Honor Date in an amount equal to the Unreimbursed Amount, without regard to the minimum and multiples specified in Section 2.02 for the principal amount of Base Rate Loans, and without regard to the amount of the unutilized portion of the Aggregate Commitments and the conditions set forth in Section 5.02. Any notice given by the L/C Issuers or the Administrative Agent pursuant to this Section 2.03(c)(i) may be given by telephone if immediately confirmed in writing; provided that the lack of such an immediate confirmation shall not affect the conclusiveness or binding effect of such notice.

     (ii) Each Lender (including any Lender acting as an L/C Issuer) shall upon any notice pursuant to Section 2.03(c)(i) make funds available to the Administrative Agent for the account of the applicable L/C Issuer at the Administrative Agent's Office for Dollar denominated payments in an amount equal to its Pro Rata Share of the Unreimbursed Amount not later than 1:00 p.m. on the Business Day specified in such notice by the Administrative Agent, whereupon, subject to the provisions of Section 2.03(c)(iii), each Lender that so makes funds available shall be deemed to have made a Committed Loan that is a Base Rate Loan to the Borrower in such amount. The Administrative Agent shall remit the funds so received to the applicable L/C Issuer.

     (iii) With respect to any Unreimbursed Amount that is not fully refinanced by a Committed Borrowing of Base Rate Loans for any reason, the Borrower shall be deemed to have incurred from the applicable L/C Issuer an L/C Borrowing in the amount of the Unreimbursed Amount that is not so refinanced, which L/C Borrowing shall be due and payable on demand (together with interest) and shall bear interest at the Default Rate. In such event, each applicable Lender's payment to the Administrative Agent for the account of such L/C Issuer pursuant to Section 2.03(c)(ii) shall be deemed payment in respect of its participation in such L/C Borrowing and shall constitute an L/C Advance from such Lender in satisfaction of its participation obligation under this Section 2.03.

     (iv) Until each applicable Lender funds its Committed Loan or L/C Advance pursuant to this Section 2.03(c) to reimburse the applicable L/C Issuer for any amount drawn under any Letter of Credit, interest in respect of such Lender's Pro Rata Share of such amount shall be solely for the account of such L/C Issuer.

     (v) Each Lender's obligation to make Committed Loans or L/C Advances to reimburse an L/C Issuer for amounts drawn under Letters of Credit, as contemplated by this Section 2.03(c), shall be absolute and unconditional and shall not be affected by any circumstance, including (A) any set-off, counterclaim, recoupment, defense or other right that such Lender may have against such L/C Issuer, the Borrower or any other Person for any reason whatsoever; (B) the occurrence or continuance of a Default or Event of Default, (C) non-compliance with the conditions set forth in Section 5.02, or (D) any other occurrence, event or condition, whether or not similar to any of the foregoing. No such making of an L/C Advance shall relieve or otherwise impair the obligation of the Borrower to reimburse the applicable L/C Issuer for the amount of any payment made by such L/C Issuer under any Letter of Credit, together with interest as provided herein.

     (vi) If any Lender fails to make available to the Administrative Agent for the account of an L/C Issuer any amount required to be paid by such Lender pursuant to the foregoing provisions of this Section 2.03(c) by the time specified in Section 2.03(c)(ii), such L/C Issuer shall be entitled to recover from such

     Lender (acting through the Administrative Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to such L/C Issuer at a rate per annum equal to the Federal Funds Rate from time to time in effect. A certificate of such L/C Issuer submitted to any applicable Lender (through the Administrative Agent) with respect to any amounts owing under this clause (vi) shall be conclusive absent manifest error.

     (d) Repayment of Participations.

     (i) At any time after either L/C Issuer has made a payment under any Letter of Credit and has received from any applicable Lender such Lender's L/C Advance in respect of such payment in accordance with Section 2.03(c), if the Administrative Agent receives for the account of such L/C Issuer any payment in respect of the related Unreimbursed Amount or interest thereon (whether directly from the Borrower or otherwise, including proceeds of Cash Collateral applied thereto by the Administrative Agent), the Administrative Agent will promptly distribute to such Lender its Pro Rata Share thereof (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's L/C Advance was outstanding) in the same funds as those received by the Administrative Agent.

     (ii) If any payment received by the Administrative Agent for the account of an L/C Issuer pursuant to Section 2.03(c)(i) is required to be returned under any of the circumstances described in Section 11.06 (including pursuant to any settlement entered into by such L/C Issuer in its discretion), each applicable Lender shall pay to the Administrative Agent for the account of such L/C Issuer its Pro Rata Share thereof on demand of the Administrative Agent, plus interest thereon from the date of such demand to the date such amount is returned by such Lender, at a rate per annum equal to the Federal Funds Rate from time to time in effect.

     (e) Obligations Absolute. The obligation of the Borrower to reimburse the applicable L/C Issuer for each drawing under each Letter of Credit and to repay each L/C Borrowing shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including the following:

     (i) any lack of validity or enforceability of such Letter of Credit, this Agreement, any other Loan Document or any other agreement or instrument relating thereto;

     (ii) the existence of any claim, counterclaim, set-off, defense or other right that the Borrower may have at any time against any beneficiary or any transferee of such Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), such L/C Issuer or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or by such Letter of Credit or any agreement or instrument relating thereto, or any unrelated transaction;

     (iii) any draft, demand, certificate or other document presented under such Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; or any loss or delay in the transmission or otherwise of any document required in order to make a drawing under such Letter of Credit;

     (iv) any payment by such L/C Issuer under such Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit; or any payment made by such L/C Issuer under such Letter of Credit to any Person purporting to be a trustee in bankruptcy, debtor-in-possession, assignee for the benefit of creditors, liquidator, receiver or other representative of or successor to any beneficiary or any transferee of such Letter of Credit, including any arising in connection with any proceeding under any Debtor Relief Law; or

     (v) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Borrower.

     The Borrower shall promptly examine a copy of each Letter of Credit and each amendment thereto that is delivered to it and, in the event of any claim of noncompliance with the Borrower's instructions or other irregularity, the Borrower will immediately notify the applicable L/C Issuer. The Borrower shall be conclusively deemed to have waived any such claim against such L/C Issuer and its correspondents unless such notice is given as aforesaid.

     (f) Role of L/C Issuer. Each Lender and the Borrower agree that, in paying any drawing under a Letter of Credit, the L/C Issuers shall not have any responsibility to obtain any document (other than any sight draft, certificates and documents expressly required by the Letter of Credit) or to ascertain or inquire as to the validity or accuracy of any such document or the authority of the Person executing or delivering any such document. None of the L/C Issuers, any Agent-Related Person nor any of the respective correspondents, participants or assignees of the L/C Issuers shall be liable to any Lender for (i) any action taken or omitted in connection herewith at the request or with the approval of the requisite applicable Lenders; (ii) any action taken or omitted in the absence of gross negligence or willful misconduct; or (iii) the due execution, effectiveness, validity or enforceability of any document or instrument related to any Letter of Credit or Letter of Credit Application. The
     Borrower hereby assumes all risks of the acts or omissions of any beneficiary or transferee with respect to its use of any Letter of Credit; provided, however, that this assumption is not intended to, and shall not, preclude the Borrower's pursuing such rights and remedies as it may have against the beneficiary or transferee at law or under any other agreement. None of the L/C

     Issuers, any Agent-Related Person, nor any of the respective correspondents, participants or assignees of the L/C Issuers, shall be liable or responsible for any of the matters described in clauses (i) through (v) of Section 2.03(e); provided, however, that anything in such clauses to the contrary notwithstanding, the Borrower may have a claim against an L/C Issuer, and such L/C Issuer may be liable to the Borrower, to the extent, but only to the extent, of any direct, as opposed to consequential or exemplary, damages suffered by the Borrower that the Borrower proves were caused by such L/C Issuer's willful misconduct or gross negligence or such L/C Issuer's willful failure to pay under any Letter of Credit after the presentation to it by the beneficiary of a sight draft and certificate(s) strictly complying with the terms and conditions of a Letter of Credit. In furtherance and not in limitation of the foregoing, the L/C Issuers may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary, and the L/C Issuers shall not be responsible for the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign a Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, that may prove to be invalid or ineffective for any reason.

     (g) Cash Collateral. (i) If an L/C Issuer has honored any full or partial drawing request under any Letter of Credit and such drawing has resulted in an L/C Borrowing, or (ii) if, as of the Letter of Credit Expiration Date, any Letter of Credit may for any reason remain outstanding and partially or wholly undrawn, the Borrower shall immediately Cash Collateralize the then Outstanding Amount of all L/C Obligations (in an amount equal to the Dollar Equivalent of such Outstanding Amount determined as of the date of such L/C Borrowing or the Letter of Credit Expiration Date, as the case may be). For purposes hereof, "Cash Collateralize" means to pledge and deposit with or deliver to the Administrative Agent, for the benefit of the L/C Issuers and the Lenders, as collateral for the L/C Obligations, cash or deposit account balances pursuant to documentation in form and substance satisfactory to the Administrative Agent and the applicable L/C Issuer (which documents are hereby consented to by the Lenders). Derivatives of such term have corresponding meanings. The Borrower hereby grants to the Administrative Agent, for the benefit of the L/C Issuers and the Lenders, a security interest in all such cash, deposit accounts and all balances therein and all proceeds of the foregoing. Cash collateral shall be maintained in blocked, non-interest bearing deposit accounts at the applicable L/C Issuer. The Administrative Agent may, at any time and from time to time after the initial deposit of Cash Collateral, request that additional Cash Collateral be provided in order to protect against the results of exchange rate fluctuations.

     (h) Applicability of ISP98 and UCP. Unless otherwise expressly agreed by the applicable L/C Issuer and the Borrower when a Letter of Credit is issued (including any such agreement applicable to an Existing Letter of Credit), (i) the rules of the "International Standby Practices 1998" published by the Institute of International Banking Law & Practice (or such later version thereof as may be in effect at the time of issuance) shall apply to each standby Letter of Credit, and (ii) the rules of the Uniform Customs and Practice for Documentary Credits, as most recently published by the

     International Chamber of Commerce (the "ICC") at the time of issuance (including the ICC decision published by the Commission on Banking Technique and Practice on April 6, 1998 regarding the European single currency (euro)) shall apply to each commercial Letter of Credit.

     (i) Letter of Credit Fees. The Borrower shall pay Letter of Credit fees as set forth in Section 2.09.

     (j) Conflict with Letter of Credit Application. In the event of any conflict between the terms hereof and the terms of any Letter of Credit Application, the terms hereof shall control.

     2.04 Swing Line Loans.

     (a) Swing Line Loans. Subject to the terms and conditions set forth herein, the Swing Line Lender agrees to make revolving loans (the "Swing Line Loans" ) to the Borrower in Dollars on any Business Day during the Availability Period; provided that (i) the aggregate principal amount of Swing Line Loans shall not exceed THIRTY-FIVE MILLION DOLLARS ($35,000,000) (as such amount may be increased or decreased in accordance with the provisions hereof, the "Swing Line Sublimit"), (ii) with regard to the Domestic Lenders collectively, the aggregate principal amount of Domestic Loan Obligations shall not exceed the Aggregate Domestic Commitments, and
     (iii) with regard to each Domestic Lender individually, such Lender's Domestic Pro Rata Share of the Domestic Loan Obligations shall not exceed its respective Domestic Commitment. Swing Line Loans shall be comprised solely of Base Rate Loans, and may be repaid and reborrowed in accordance with the provisions hereof. Immediately upon the making of a Swing Line Loan, each Domestic Lender shall be deemed to, and hereby irrevocably and unconditionally agrees to, purchase from the Swing Line Lender a participation interest in such Swing Line Loan in an amount equal to its Domestic Pro Rata Share thereof.

     (b) Borrowing Procedures. Each Swing Line Borrowing shall be made upon the Borrower's irrevocable notice to the Swing Line Lender and the Administrative Agent, which may be given by telephone. Each such notice must be received by the Swing Line Lender and the Administrative Agent not later than 2:00 p.m. on the requested borrowing date, and shall specify (i) the amount to be borrowed, which shall be a minimum of $500,000, and a multiple of $100,000 in excess thereof, and (ii) the requested borrowing date, which shall be a Business Day. Each such telephonic notice must be confirmed promptly by delivery to the Swing Line Lender and the Administrative Agent of a written Swing Line Loan Notice, appropriately completed and signed by a Responsible Officer of the Borrower. Promptly after receipt by the Swing Line Lender of any telephonic Swing Line Loan Notice, the Swing Line Lender will confirm with the Administrative Agent (by telephone or in writing) that the Administrative Agent has also received such Swing Line Loan Notice and, if not, the Swing Line Lender will notify the Administrative Agent (by telephone or in writing) of the contents thereof. Unless the Swing Line Lender has received notice (by telephone or in writing) from the Administrative Agent (including at the request of any Lender) prior to 12:00 noon on the date of the proposed Swing Line Borrowing (A) directing the Swing Line Lender not to make such Swing Line Loan as a result of the limitations set forth in the proviso to the first sentence of
     Section 2.04(a), or (B) that one or more of the applicable conditions specified in Article V is not then satisfied, then, subject to the terms and conditions hereof, the Swing Line Lender will, not later than 3:00 p.m. on the borrowing date specified in such Swing Line Loan Notice, make the amount of its Swing Line Loan available to the Borrower.

     (c) Refinancing of Swing Line Loans.

     (i) The Swing Line Lender at any time in its sole and absolute discretion may request, on behalf of the Borrower (which hereby irrevocably requests and authorizes the Swing Line Lender to so request on its behalf), that each Domestic Lender make a Domestic Committed Loan that is a Base Rate Loan in an amount equal to such Lender's Domestic Pro Rata Share of the amount of Swing Line Loans then outstanding. Such request shall be made in writing (which written request shall be deemed to be a Committed Loan Notice for purposes hereof) and in accordance with the requirements of
     Section 2.02, without regard to the minimum and multiples specified therein for the principal amount of Base Rate Loans, and without regard to the unutilized portion of the Aggregate Domestic Commitments or the conditions set forth in Section 5.02. The Swing Line Lender shall furnish the Borrower with a copy of the applicable Committed Loan Notice promptly after delivering such notice to the Administrative Agent. Each Domestic Lender shall make an amount equal to its Domestic Pro Rata Share of the amount specified in such Committed Loan Notice available to the Administrative Agent in immediately available funds for the account of the Swing Line Lender at the Administrative Agent's Office not later than 2:00 p.m. on the day specified in such Committed Loan Notice, whereupon, subject to Section 2.04(c)(ii), each Domestic Lender that so makes funds available shall be deemed to have made a Domestic Committed Loan that is a Base Rate Loan to the Borrower in such amount. The Administrative Agent shall remit the funds so received to the Swing Line Lender.

     (ii) If for any reason any Swing Line Loan cannot be refinanced by such a Domestic Committed Borrowing in accordance with Section 2.04(c)(i), the request for Domestic Committed Loans that are Base Rate Loans submitted by the Swing Line Lender as set forth herein shall be deemed to be a request by the Swing Line Lender that each of the Domestic Lenders fund its risk participation in the relevant Swing Line Loan and each Domestic Lender's payment to the Administrative Agent for the account of the Swing Line Lender pursuant to Section 2.04(c)(i) shall be deemed payment in respect of such participation.

     (iii) If any Domestic Lender fails to make available to the Administrative Agent for the account of the Swing Line Lender any amount required to be paid by such Lender pursuant to the foregoing provisions of this Section 2.04(c) by the time specified in Section 2.04(c)(i), the Swing Line Lender shall be entitled to recover from such Lender (acting through the Administrative
     Agent), on demand, such amount with interest thereon for the period from the date such payment is required to the date on which such payment is immediately available to the Swing Line Lender at a rate per annum equal to the Federal Funds Rate from time to time in effect. A certificate of the Swing Line Lender submitted to any Domestic Lender (through the Administrative Agent) with respect to any amounts owing under this clause
     (iii) shall be conclusive absent manifest error.

     (iv) Each Domestic Lender's obligation to make Domestic Committed Loans or to purchase and fund risk participations in Swing Line Loans pursuant to this Section 2.04(c) shall be absolute and unconditional and shall not be affected by any circumstance, including (A) any set-off, counterclaim, recoupment, defense or other right that such Lender may have against the Swing Line Lender, the Borrower or any other Person for any reason whatsoever, (B) the occurrence or continuance of a Default or Event of Default, (C) the conditions set forth in Section 5.02, or (D) any other occurrence, event or condition, whether or not similar to any of the foregoing. No such purchase or funding of risk participations shall relieve or otherwise impair the obligation of the Borrower to repay Swing Line Loans, together with interest as provided herein.

     (d) Repayment of Participations.

     (i) At any time after any Domestic Lender has purchased and funded a risk participation in a Swing Line Loan, if the Swing Line Lender receives any payment on account of such Swing Line Loan, the Swing Line Lender will distribute to such Lender its Domestic Pro Rata Share of such payment (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's risk participation was funded) in the same funds as those received by the Swing Line Lender.

     (ii) If any payment received by the Swing Line Lender in respect of principal or interest on any Swing Line Loan is required to be returned by the Swing Line Lender under any of the circumstances described in Section
     11.06 (including pursuant to any settlement entered into by the Swing Line Lender in its discretion), each Domestic Lender shall pay to the Swing Line Lender its Domestic Pro Rata Share thereof on demand of the Administrative Agent, plus interest thereon from the date of such demand to the date such amount is returned, at a rate per annum equal to the Federal Funds Rate. The Administrative Agent will make such demand upon the request of the Swing Line Lender.

     (e) Interest for Account of Swing Line Lender. The Swing Line Lender shall be responsible for invoicing the Borrower for interest on the Swing Line Loans. Until each Domestic Lender funds its Domestic Committed Loan or risk participation pursuant to this Section 2.04 to refinance such Lender's Domestic Pro Rata Share of any Swing

     Line Loan, interest in respect of such Pro Rata Share shall be solely for the account of the Swing Line Lender.

     (f) Payments Directly to Swing Line Lender. The Borrower shall make all payments of principal and interest in respect of the Swing Line Loans directly to the Swing Line Lender.

     2.05 Prepayments.

     (a) The Borrower may, upon notice from the Borrower to the Administrative Agent, at any time or from time to time voluntarily prepay Committed Loans in whole or in part without premium or penalty; provided that (i) such notice must be received by the Administrative Agent not later than 12:00 noon (A) three Business Days prior to any date of prepayment of Eurocurrency Rate Loans denominated in Dollars, (B) four Business Days (or five Business Days in the case of prepayment of Loans denominated in Special Notice Currencies) prior to any date of prepayment of Eurocurrency Rate Loans denominated in Alternative Currencies, and (C) on the date of prepayment of Base Rate Loans; (ii) any prepayment of Eurocurrency Rate Loans shall be in a principal amount of $5,000,000 or a whole multiple of $1,000,000 in excess thereof; and (iii) any prepayment of Base Rate Loans shall be in a principal amount of $500,000 or a whole multiple of $100,000 in excess thereof or, in each case, if less, the entire principal amount thereof then outstanding. Each such notice shall specify the date and amount of such prepayment, the Type(s) of Committed Loans to be prepaid, and the amount of such prepayment to be applied to Domestic Committed Loans and to Multicurrency Committed Loans (provided that if the Borrower does not specify the Committed Loans to which such prepayment is to be applied, such prepayment shall be applied pro rata to all Committed Loans outstanding on the date thereof). The Administrative Agent will promptly notify each applicable Lender of its receipt of each such notice, and of the amount of such Lender's Pro Rata Share of such prepayment. If such notice is given by the Borrower, the Borrower shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein. Any prepayment of a Eurocurrency Rate Loan shall be accompanied by all accrued interest thereon, together with any additional amounts required pursuant to Section 3.05. Each such prepayment shall be applied to the applicable Committed Loans of the Lenders in accordance with their respective Pro Rata Shares thereof.

     (b) The Borrower may, upon notice to the Swing Line Lender (with a copy to the Administrative Agent), at any time or from time to time, voluntarily prepay Swing Line Loans in whole or in part without premium or penalty; provided that (i) such notice must be received by the Swing Line Lender and the Administrative Agent not later than 2:00 p.m. on the date of the prepayment, and (ii) any such prepayment shall be in a minimum principal amount of $100,000. Each such notice shall specify the date and amount of such prepayment. If such notice is given by the Borrower, the Borrower shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein.

     (c) If at any time (i) the outstanding principal amount of Domestic Loan Obligations shall be in excess of the Aggregate Domestic Commitments, (ii) the outstanding principal amount of Domestic L/C Obligations shall be in excess of the Domestic Letter of Credit Sublimit, or (iii) the outstanding principal amount of Swing Line Loans shall be in excess of the Swing Line Sublimit, the Borrower shall, within two Business Days, make prepayment on or provide cash collateral in respect of the Domestic Loan Obligations in an amount sufficient to eliminate the difference.

     (d) If at any time (i) the outstanding  principal  amount of  Multicurrency
     Loan Obligations shall be in excess of the Aggregate Multicurrency Commitments, or (ii) the outstanding principal amount of Multicurrency L/C Obligations shall be in excess of the Multicurrency Letter of Credit Sublimit, the Borrower shall, within two Business Days, make prepayment on or provide cash collateral in respect of the Multicurrency Loan Obligations in an amount sufficient to eliminate the difference. The Administrative Agent may, at any time and from time to time after the initial deposit of such Cash Collateral, request additional cash collateral be provided in order to protect against the results of further exchange rate fluctuations.

     2.06 Termination or Reduction of Commitments.

     The Borrower may, upon notice from the Borrower to the Administrative Agent, terminate the Aggregate Commitments or permanently reduce the Aggregate Commitments to an amount not less than the Outstanding Amount of Loans and L/C Obligations; provided that (i) any such notice shall be received by the Administrative Agent not later than 12:00 noon five
     Business Days prior to the date of termination or reduction, (ii) such notice shall specify whether such reduction is of the Aggregate Domestic Commitments or of the Aggregate Multicurrency Commitments (provided that if the Borrower fails to specify application of such reduction, it shall be applied pro rata to the Aggregate Domestic Commitments and the Aggregate Multicurrency Commitments), and (iii) any such partial reduction shall be in an aggregate amount of $10,000,000 or any whole multiple of $1,000,000 in excess thereof. The Administrative Agent will promptly notify the Lenders of any such notice of termination or reduction of the Aggregate Commitments. Any reduction of the Aggregate Domestic Commitments or of the Aggregate Multicurrency Commitments shall be applied to the Commitment of each Lender according to its Pro Rata Share thereof. All facility fees and utilization fees accrued until the effective date of any termination of the Aggregate Commitments shall be paid on the effective date of such termination.

     2.07 Repayment of Loans.

     (a) The Borrower shall repay to the Lenders on the Maturity Date the aggregate principal amount of Committed Loans outstanding on such date.

     (b) The Borrower shall repay each Swing Line Loan on the earlier to occur of (i) the date five Business Days after such Loan is made and (ii) the Maturity Date.

     2.08 Interest.

     (a)  Subject  to  the  provisions  of  subsection   (b)  below,   (i)  each
     Eurocurrency Rate Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the sum of (A) the Adjusted Eurocurrency Rate for such Interest Period plus (B) the Applicable Rate plus (C) without duplication, for any Interest Period with respect to any Eurocurrency Rate Loan advanced by a Lender required to comply with the relevant requirements of the Bank of England and the Financial Services Authority of the United Kingdom, the Mandatory Cost Rate for such Interest Period; (ii) each Base Rate Loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus the Applicable Rate; and
     (iii) each Swing Line Loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Base Rate plus the Applicable Rate.

     (b) If any amount payable by the Borrower under any Loan Document is not paid when due (without regard to any applicable grace periods), whether at stated maturity, by acceleration or otherwise, such amount shall thereafter bear interest at a fluctuating interest rate per annum at all times equal to the Default Rate to the fullest extent permitted by applicable Laws. Furthermore, while any Event of Default exists, the Borrower shall pay interest on the principal amount of all outstanding Obligations hereunder at a fluctuating interest rate per annum at all times equal to the Default Rate to the fullest extent permitted by applicable Laws. Accrued and unpaid interest on past due amounts (including interest on past due interest) shall be due and payable upon demand.

     (c) Interest on each Loan shall be due and payable in arrears on each Interest Payment Date applicable thereto and at such other times as may be specified herein. Interest hereunder shall be due and payable in accordance with the terms hereof before and after judgment, and before and after the commencement of any proceeding under any Debtor Relief Law.

     (d) For the purposes of the Interest Act (Canada), (i) whenever a rate of interest or fee rate hereunder is calculated on the basis of a year (the "deemed year") that contains fewer days than the actual number of days in the calendar year of calculation, such rate of interest or fee rate shall be expressed as a yearly rate by multiplying such rate of interest or fee rate by the actual number of days in the calendar year of calculation and dividing it by the number of days in the deemed year, (ii) the principle of deemed reinvestment of interest shall not apply to any interest calculation hereunder and (iii) the rates of interest stipulated herein are intended to be nominal rates and not effective rates or yields.

     2.09 Fees.

     (a) Facility Fees.

     (i) Domestic Facility Fees. The Borrower shall pay to the Administrative Agent for the account of each Domestic Lender in accordance with its Domestic Pro Rata Share, a facility fee in Dollars equal to the Applicable Rate times the actual daily amount of the Aggregate Domestic Commitments (or, if the Aggregate Domestic Commitments have terminated, on the Outstanding Amount of all Domestic Loan Obligations), regardless of usage. Such facility fee shall accrue at all times during the Availability Period (and thereafter so long as any Domestic Loan Obligations remain outstanding), including at any time during which one or more of the conditions in Article V is not met.

     (ii)   Multicurrency   Facility   Fees.  The  Borrower  shall  pay  to  the
     Administrative Agent for the account of each Multicurrency Lender in accordance with its Multicurrency Pro Rata Share, a facility fee in Dollars equal to the Applicable Rate times the actual daily amount of the Aggregate Multicurrency Commitments (or, if the Aggregate Multicurrency Commitments have terminated, on the Outstanding Amount of all Multicurrency Loan Obligations), regardless of usage. Such facility fee shall accrue at all times during the Availability Period (and thereafter so long as any Multicurrency Loan Obligations remain outstanding), including at any time during which one or more of the conditions in Article V is not met.

     The facility fees set forth in this Section 2.09(a) shall be due and payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing with the first such date to occur after the Closing Date, and on the Maturity Date (and, if applicable, thereafter on demand). The facility fees shall be calculated quarterly in arrears, and if there is any change in the Applicable Rate during any quarter, the actual daily amount shall be computed and multiplied by the Applicable Rate separately for each period during such quarter that such Applicable Rate was in effect.

     (b) Utilization Fees.

     (i) Domestic Utilization Fees. The Borrower shall pay to the Administrative Agent for the account of each Domestic Lender in accordance with its Domestic Pro Rata Share, a utilization fee in Dollars equal to the Applicable Rate times the Domestic Loan Obligations on each day that the Domestic Loan Obligations exceed 40% of the actual daily amount of the Aggregate Domestic Commitments.

     (ii) Multicurrency Utilization Fees. The Borrower shall pay to the Administrative Agent for the account of each Multicurrency Lender in accordance with its Multicurrency Pro Rata Share, a utilization fee in Dollars equal to the Applicable Rate times the Multicurrency Loan Obligations on each day that the Multicurrency Loan Obligations exceed 40% of the actual daily amount of the Aggregate Multicurrency Commitments.

     The utilization fees set forth in this Section 2.09(b) shall be due and payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing with the first such date to occur after the Closing Date, and on the Maturity Date. The utilization fees shall be calculated quarterly in arrears and if there is any change in the Applicable Rate during any quarter, the daily amount shall be computed and multiplied by the Applicable Rate for each period during which such Applicable Rate was in effect. The utilization fees shall accrue at all times, including at any time during which one or more of the conditions in
     Article V is not met.

     (c) Letter of Credit Fees.

     (i) Domestic Letter of Credit Fees. The Borrower shall pay (A) to the Administrative Agent for the account of each Domestic Lender in accordance with its Domestic Pro Rata Share a Letter of Credit fee for each Domestic Letter of Credit equal to the Applicable Rate times the Dollar Equivalent of the daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit) and (B) directly to the Domestic L/C Issuer for its own account a fronting fee with respect to each Domestic Letter of Credit in an amount equal to 1/8 of 1% per annum on the Dollar Equivalent of the daily maximum amount available to be drawn thereunder.

     (ii) Multicurrency Letter of Credit Fees. The Borrower shall pay (A) to the Administrative Agent for the account of each Multicurrency Lender in accordance with its Multicurrency Pro Rata Share a Letter of Credit fee for each Multicurrency Letter of Credit equal to the Applicable Rate times the Dollar Equivalent of the daily maximum amount available to be drawn under such Letter of Credit (whether or not such maximum amount is then in effect under such Letter of Credit) and (B) directly to the Multicurrency L/C Issuer for its own account a fronting fee with respect to each Multicurrency Letter of Credit in an amount equal to 1/8 of 1% per annum on the Dollar Equivalent of the daily maximum amount available to be drawn thereunder.

     The letter of credit fees set forth in this Section 2.09(c) shall be computed on a quarterly basis in arrears and shall be due and payable on the last Business Day of each March, June, September and December (commencing with the first such date to occur after the issuance of such Letter of Credit) and on the Letter of Credit Expiration Date. If there is any change in the Applicable Rate during any quarter, the daily maximum amount of each Letter of Credit shall be computed and multiplied by the Applicable Rate separately for each period during such quarter that such Applicable Rate was in effect. In addition, the Borrower shall pay directly to the applicable L/C Issuer for its own account the customary issuance, presentation, amendment and other processing fees, and other standard costs and charges, of such L/C Issuer relating to letters of credit as from time to time in effect. Such fees and charges are due and payable on demand and are nonrefundable.

     (d) Other Fees.

     (i) The Borrower shall pay to the Arranger and the Administrative Agent for their own respective accounts fees in the amounts and at the times specified in the Fee Letter. Such fees shall be fully earned when paid and shall not be refundable for any reason whatsoever.

     (ii) The Borrower shall pay to the Lenders such fees as shall have been separately agreed upon in writing in the amounts and at the times so specified. Such fees shall be fully earned when paid and shall not be refundable for any reason whatsoever.

     2.10 Computation of Interest and Fees.

     All computations of interest for Base Rate Loans when the Base Rate is determined by Bank of America's "prime rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest shall be made on the basis of a 360-day year and actual days elapsed (which results in more fees or interest, as applicable, being paid than if computed on the basis of a 365-day year) or, in the case of interest in respect of Loans denominated in Alternative Currencies as to which market practice differs from the foregoing, in accordance with such market practice. Interest shall accrue on each Loan for the day on which the Loan is made, and shall not accrue on a Loan, or any portion thereof, for the day on which the Loan or such portion is paid, provided that any Loan that is repaid on the same day on which it is made shall, subject to Section 2.12(a), bear interest for one day.

     2.11 Evidence of Debt.

     (a) The Credit Extensions made by each Lender shall be evidenced by one or more accounts or records maintained by such Lender and by the Administrative Agent in the ordinary course of business. The accounts or records maintained by the Administrative Agent and each Lender shall be conclusive absent manifest error of the amount of the Credit Extensions made by the Lenders to the Borrower and the interest and payments thereon. Any failure to so record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Borrower hereunder to pay any amount owing with respect to the Obligations. In the event of any conflict between the accounts and records maintained by any Lender and the accounts and records of the Administrative Agent in respect of such matters, the accounts and records of the Administrative Agent shall control in the absence of manifest error. Upon the request of any Lender made through the Administrative Agent, the Borrower shall execute and deliver to such Lender (through the Administrative Agent) a Note, which shall evidence such Lender's Loans in addition to such accounts or records. Each Lender may attach schedules to its Note and endorse thereon the date, Type (if applicable), amount and maturity of its Loans and payments with respect thereto.

     (b) In addition to the accounts and records referred to in subsection (a), each Lender and the Administrative Agent shall maintain in accordance with its usual practice accounts or records evidencing the purchases and sales by such Lender of participations in Letters of Credit and Swing Line Loans. In the event of any conflict between the accounts and records maintained by the Administrative Agent and the accounts and records of any Lender in respect of such matters, the accounts and records of the Administrative Agent shall control in the absence of manifest error.

     2.12 Payments Generally.

     (a) All payments to be made by the Borrower shall be made without condition or deduction for any counterclaim, defense, recoupment or setoff. Except as otherwise expressly provided herein and except with respect to principal of and interest on Loans denominated in Alternative Currency, all payments by the Borrower hereunder shall be made to the Administrative Agent, for the account of the respective Lenders to which such payment is owed, at the Administrative Agent's Office in Dollars and in Same Day Funds not later than 2:00 p.m. on the date specified herein. Except as otherwise expressly provided herein, all payments by the Borrower hereunder with respect to principal of and interest on Loans denominated in Alternative Currency shall be made to the Administrative Agent, for the account of the respective Lenders to which such payment is owed, at the Administrative Agent's Office in such Alternative Currency and in Same Day Funds not later than the Applicable Time specified by the Administrative Agent on the dates specified herein. The Administrative Agent will promptly distribute to each Lender its Pro Rata Share (or other applicable share as provided herein) of such payment in like funds as received by wire transfer to such Lender's Lending Office. All payments received by the Administrative Agent (i) after 2:00 p.m., in the case of payments in Dollars, or (ii) after the Applicable Time specified by the Administrative Agent in the case of payments in an Alternative Currency, shall in each case be deemed received on the next succeeding Business Day and any applicable interest or fee shall continue to accrue.

     (b) Subject to the definition of "Interest Period," if any payment to be made by the Borrower shall come due on a day other than a Business Day, payment shall be made on the next following Business Day, and such extension of time shall be reflected in computing interest or fees, as the case may be.

     (c) If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal, L/C Borrowings, interest and fees then due hereunder, such funds shall be applied (i) first, toward costs and expenses (including Attorney Costs and amounts payable under Article III) incurred by the Administrative Agent and each Lender, (ii) second, toward repayment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (iii) third, toward repayment of principal and L/C Borrowings then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal and L/C Borrowings then due to such parties.

     (d) Unless the Borrower or any Lender has notified the Administrative Agent, prior to the date any payment is required to be made by it to the Administrative Agent hereunder, that the Borrower or such Lender, as the case may be, will not make such payment, the Administrative Agent may assume that the Borrower or such Lender, as the case may be, has timely made such payment and may (but shall not be so required to), in reliance thereon, make available a corresponding amount to the Person entitled thereto. If and to the extent that such payment was not in fact made to the Administrative Agent in Same Day Funds, then:

     (i) if the Borrower failed to make such payment, each Lender shall forthwith on demand repay to the Administrative Agent the portion of such assumed payment that was made available to such Lender in Same Day Funds, together with interest thereon in respect of each day from and including the date such amount was made available by the Administrative Agent to such Lender to the date such amount is repaid to the Administrative Agent in Same Day Funds at the applicable Overnight Rate from time to time in effect; and

     (ii) if any Lender failed to make such payment, such Lender shall forthwith on demand pay to the Administrative Agent the amount thereof in Same Day Funds, together with interest thereon for the period from the date such amount was made available by the Administrative Agent to the Borrower to the date such amount is recovered by the Administrative Agent (the "Compensation Period") at a rate per annum equal to the applicable Overnight Rate from time to time in effect. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Committed Loan included in the applicable Borrowing. If such Lender does not pay such amount forthwith upon the Administrative Agent's demand therefor, the Administrative Agent may make a demand therefor upon the Borrower, and the Borrower shall pay such amount to the Administrative Agent, together with interest thereon for the Compensation Period at a rate per annum equal to the rate of interest applicable to the applicable Borrowing. Nothing herein shall be deemed to relieve any Lender from its obligation to fulfill its Commitment or to prejudice any rights that the Administrative Agent or the Borrower may have against any Lender as a result of any default by such Lender hereunder.

     A notice of the Administrative Agent to any Lender or the Borrower with respect to any amount owing under this subsection (c) shall be conclusive, absent manifest error.

     (e) If any Lender makes available to the Administrative Agent funds for any Loan to be made by such Lender as provided in the foregoing provisions of this Article II, and such funds are not made available to the Borrower by the Administrative Agent because the conditions to the applicable Credit Extension set forth in Article V are not satisfied or waived in accordance with the terms hereof, the Administrative Agent shall promptly return such funds (in like funds as received from such Lender) to such Lender, without interest.

     (f) The obligations of the Lenders hereunder to make Committed Loans and to fund participations in Letters of Credit and Swing Line Loans are several and not joint. The failure of any Lender to make any Committed Loan or to fund any such participation on any date required hereunder shall not relieve any other Lender of its corresponding obligation to do so on such date, and no Lender shall be responsible for the failure of any other Lender to so make its Committed Loan or purchase its participation.

     (g) Nothing herein shall be deemed to obligate any Lender to obtain the funds for any Loan in any particular place or manner or to constitute a representation by any Lender that it has obtained or will obtain the funds for any Loan in any particular place or manner.

     2.13 Sharing of Payments.

     If, other than as expressly provided elsewhere herein, any Lender shall obtain on account of the Committed Loans made by it, or the participations in L/C Obligations or in Swing Line Loans held by it (but not including any amounts applied by the Swing Line Lender to outstanding Swing Line Loans), any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) in excess of its ratable share (or other share contemplated hereunder) thereof, such Lender shall immediately (a) notify the Administrative Agent of such fact, and (b) purchase from the other Lenders such participations in the Committed Loans made by them and/or such subparticipations in the participations in L/C Obligations or Swing Line Loans held by them, as the case may be, as shall be necessary to cause such purchasing Lender to share the excess payment in respect of such Committed Loans or such participations, as the case may be, pro rata with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from the purchasing Lender under any of the circumstances described in Section 11.06 (including pursuant to any settlement entered into by the purchasing Lender in its discretion), such purchase shall to that extent be rescinded and each other Lender shall repay to the purchasing Lender the purchase price paid therefor, together with an amount equal to such paying Lender's ratable share (according to the proportion of (i) the amount of such paying Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered, without further interest thereon. The Borrower agrees that any Lender so purchasing a participation from another Lender may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off, but subject to Section 11.09) with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation. The Administrative Agent will keep records (which shall be conclusive and binding in the absence of manifest error) of participations purchased under this Section and will in each case notify the Lenders following any such purchases or repayments. Each Lender that purchases a participation pursuant to this Section shall from and after such purchase have the right to give all notices, requests, demands, directions and other communications under this Agreement with respect to the portion of the

     Obligations purchased to the same extent as though the purchasing Lender were the original owner of the Obligations purchased.


                                  Article III.

                     TAXES, YIELD PROTECTION AND ILLEGALITY

     3.01 Taxes.

     (a) Except as otherwise expressly provided herein, any and all payments by the Borrower to or for the account of the Administrative Agent or any Lender under any Loan Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and all liabilities with respect thereto, excluding (i) in the case of the Administrative Agent and each Lender, any and all present and future taxes imposed on or measured by its income or gross receipts, and franchise taxes imposed on it, by a jurisdiction (the "Taxing Jurisdiction") as a result of
     (A) the Administrative Agent or such Lender, as the case may be, being organized under the Laws of or maintaining a lending office in the Taxing Jurisdiction or (B) the Administrative Agent or such Lender, as the case may be, booking Loans made by it in the Taxing Jurisdiction and (ii) in the case of a Foreign Lender, any taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and all liabilities with respect thereto, that are imposed on amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) or are attributable to such Foreign Lender's failure or inability (other than as a result of a change in any applicable law, treaty or governmental rule, regulation or order) to comply with Section 11.15, except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to such taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and all liabilities with respect thereto, pursuant to this Section 3.01 (all such non-excluded taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and liabilities with respect thereto being hereinafter referred to as "Taxes" and all such excluded taxes, duties, levies, imposts, deductions, assessments, fees, withholdings or similar charges, and liabilities with respect thereto being hereinafter referred to as "Excluded Taxes"). If the Borrower shall be required by any Laws to deduct any Taxes from or in respect of any sum payable under any Loan Document to the Administrative Agent or any Lender, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section), the Administrative Agent or such Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable Laws, and (iv) within thirty days after the date of such payment, the Borrower shall furnish to the Administrative

     Agent (which shall forward the same to such Lender) the original or a certified copy of a receipt evidencing payment thereof.

     (b) In addition, the Borrower agrees to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or similar levies that arise from the execution, delivery, performance (other than payment of amounts owing under the Credit Documents), enforcement or registration of, or otherwise similarly with respect to, any Loan Document (hereinafter referred to as "Other Taxes").

     (c) The Borrower agrees to indemnify the Administrative Agent and each Lender for (i) the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by the Administrative Agent and such
     Lender and (ii) any liability (including additions to tax, penalties, interest and expenses) arising therefrom or with respect thereto, in each case whether or not such Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority; provided, however, that the Borrower shall not have any obligation to indemnify any party hereunder for Taxes, Other Taxes or any other liability that arises from such party's own gross negligence or willful misconduct. Payment under this subsection (d) shall be made within sixty days after the date the Lender or the Administrative Agent makes a written demand therefor; provided, however, that notwithstanding any other provision of this Section 3.01, if the Administrative Agent or any Lender requests indemnification or compensation for Taxes or Other Taxes pursuant to this Section 3.01 more than 120 days after the earlier of (i) the date on which the Administrative Agent or such Lender, as the case may be, makes payment of such Taxes or Other Taxes, and (ii) the date on which the appropriate Governmental Authority makes written demand on the Administrative Agent or such Lender, as the case may be, for payment of such Taxes or Other Taxes, then the Borrower shall not be obligated to indemnify or reimburse the Administrative Agent or such Lender, as the case may be, for such Taxes or Other Taxes.

     (d) Treatment of Certain Refunds. If the Administrative Agent, a Lender or the Issuing Bank determines, in good faith, that it has received a refund of any Taxes or Other Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 3.01, it shall pay an amount equal to such refund to the Borrower (but only to the extent of indemnity payments made, or additional amounts paid, by the Borrower under this Section 3.01 with respect to the Taxes or Other Taxes giving rise to such refund), net of all out-of-pocket expenses of the Administrative Agent, such Lender or the Issuing Bank and without interest (other than any interest paid by the relevant Governmental Authority with respect to such refund); provided that the Borrower, upon the request of the Administrative Agent, such Lender or the Issuing Bank, agrees to repay the amount paid over to the Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to the Administrative Agent, such Lender or the Issuing Bank in the event the Administrative Agent, such Lender or the
     Issuing  Bank is  required  to  repay  such  refund  to  such  Governmental
     Authority. This paragraph shall not be construed to require the Administrative Agent, any Lender or the Issuing Bank to make available its tax returns (or any other information relating to its taxes that it deems confidential) to the Borrower or any other Person.

     3.02 Illegality.

     If any Lender determines that any Law has made it unlawful, or that any Governmental Authority has asserted that it is unlawful, for any Lender or its applicable Lending Office to make, maintain or fund Eurocurrency Rate Loans in the Applicable Currency, or to determine or charge interest rates based upon the Adjusted Eurocurrency Rate, or any Governmental Authority has imposed material restrictions on the authority of such Lender to purchase or sell, or to take deposits of, any Applicable Currency in the applicable interbank market, then, on notice thereof by such Lender to the Borrower through the Administrative Agent, any obligation of such Lender to make or continue Eurocurrency Rate Loans in the Applicable Currency or to convert Base Rate Loans to Eurocurrency Rate Loans in the Applicable Currency shall be suspended until such Lender notifies the Administrative Agent and the Borrower that the circumstances giving rise to such determination no longer exist. Upon receipt of such notice, the Borrower shall, upon demand from such Lender (with a copy to the Administrative Agent), prepay or, if applicable and such Eurocurrency Rate Loans are denominated in Dollars, convert all Eurocurrency Rate Loans of such Lender to Base Rate Loans, either on the last day of the Interest Period therefor, if such Lender may lawfully continue to maintain such Eurocurrency Rate Loans to such day, or immediately, if such Lender may not lawfully continue to maintain such Eurocurrency Rate Loans. Upon any such prepayment or conversion, the Borrower shall also pay accrued interest on the amount so prepaid or converted. Each Lender agrees to designate a different Lending Office if such designation will avoid the need for such notice and will not, in the good faith judgment of such Lender, otherwise be materially disadvantageous to such Lender. If such Lender does not designate a different Lending Office to avoid the need for such notice, the Borrower may replace such Lender in accordance with Section 11.16.

     3.03 Inability to Determine Rates.

     (a) If the Administrative Agent determines in connection with any request for a Eurocurrency Rate Loan or a conversion to or continuation thereof that (i) deposits in the Applicable Currency are not being offered to banks in the applicable offshore interbank market for such currency for the applicable amount and Interest Period of such Eurocurrency Rate Loan, (ii) adequate and reasonable means do not exist for determining the Eurocurrency Rate for such Eurocurrency Rate Loan, or (iii) the Eurocurrency Rate for such Eurocurrency Rate Loan does not adequately and fairly reflect the cost to the Lenders of funding such Eurocurrency Rate Loan, the Administrative Agent will promptly notify the Borrower and all Lenders. Thereafter, the obligation of the Lenders to make or maintain Eurocurrency Rate Loans in the Applicable Currency shall be suspended until the Administrative Agent revokes such notice. Upon receipt of such notice, the Borrower may revoke any pending request for a Borrowing, conversion or continuation of Eurocurrency Rate Loans or, failing that, will be deemed to have converted such request into a request for a Committed Borrowing of Base Rate Loans in the amount specified therein.

     (b) If any Mandatory Cost Reference Lender's Commitment shall terminate (otherwise than on termination of the Aggregate Commitments), or for any reason whatsoever any Mandatory Cost Reference Lender shall cease to be a Lender hereunder, such Mandatory Cost Reference Lender shall thereupon cease to be a Mandatory Cost Reference Lender, and, when necessary, the Mandatory Cost Rate shall be determined on the basis of the rates as notified by the remaining Mandatory Cost Reference Lenders in accordance with Schedule 1.01.

     3.04 Increased Cost and Reduced Return; Capital Adequacy.

     (a) If any Lender determines that as a result of the introduction of or any change in or in the interpretation of any Law following the date hereof, or such Lender's compliance therewith, there shall be any increase in the cost to such Lender of agreeing to make or making, funding or maintaining Eurocurrency Rate Loans or (as the case may be) issuing or participating in Letters of Credit, or a reduction in the amount received or receivable by such Lender in connection with any of the foregoing (excluding for purposes of this subsection (a) any such increased costs or reduction in amount resulting from (i) Taxes, Other Taxes and Excluded Taxes (as to which
     Section 3.01 shall govern), (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or any foreign jurisdiction or any political subdivision of either thereof under the Laws of which such Lender is organized or has its Lending Office, and
     (iii) reserve requirements utilized, as to Eurocurrency Rate Loans, in the determination of the Adjusted Eurocurrency Rate), then from time to time upon demand of such Lender (with a copy of such demand to the Administrative Agent), the Borrower shall pay to such Lender such additional amounts as will compensate such Lender for such increased cost or reduction.

     (b) If any Lender determines that the introduction of any Law regarding capital adequacy or any change therein or in the interpretation thereof following the date hereof, or compliance by such Lender (or its Lending Office) therewith, has the effect of reducing the rate of return on the capital of such Lender or any corporation controlling such Lender as a consequence of such Lender's obligations hereunder (taking into consideration its policies with respect to capital adequacy and such Lender's desired return on capital), then from time to time upon demand of such Lender (with a copy of such demand to the Administrative Agent), the Borrower shall pay to such Lender such additional amounts as will compensate such Lender for such reduction; provided that each such Lender shall make demand for compensation hereunder no later than ninety days after becoming aware of such effect.

     (c) Notwithstanding anything to the contrary in this Section 3.04, the Borrower shall not be required to pay to any Lender additional amounts under this Section 3.04 for Taxes, Other Taxes and Excluded Taxes (Section
     3.01 shall govern the obligation of the Borrower to pay additional amounts for Taxes, Other Taxes and Excluded Taxes).

     3.05 Funding Losses.

     Upon demand of any Lender (with a copy to the Administrative Agent) from time to time, the Borrower shall promptly compensate such Lender for and hold such Lender harmless from any loss, cost or expense incurred by it as a result of:

     (a) any continuation, conversion, payment or prepayment of any Loan other than a Base Rate Loan on a day other than the last day of the Interest Period for such Loan (whether voluntary, mandatory, automatic, by reason of acceleration, or otherwise);

     (b) any failure by the Borrower (for a reason other than the failure of such Lender to make a Loan) to prepay, borrow, continue or convert any Loan other than a Base Rate Loan on the date or in the amount notified by the Borrower;

     (c) any failure by the Borrower to make payment of any Loan or drawing under any Letter of Credit (or interest due thereon) denominated in an Alternative Currency on its scheduled due date or any payment thereof in a different currency; or

     (d) any assignment of a Eurocurrency Rate Loan on a day other than the last day of the Interest Period therefor as a result of a request by the Borrower pursuant to Section 11.16;

     including any foreign exchange losses and any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain such Loan or from fees payable to terminate the deposits from which such funds were obtained. The Borrower shall also pay any reasonable customary
     administrative   fees  charged  by  such  Lender  in  connection  with  the foregoing.

     For purposes of calculating amounts payable by the Borrower to the Lenders under this Section 3.05, each Lender shall be deemed to have funded each Eurocurrency Rate Loan made by it at the Eurocurrency Rate used in determining the Adjusted Eurocurrency Rate for such Loan by a matching deposit or other borrowing in the applicable offshore interbank market for such currency for a comparable amount and for a comparable period, whether or not such Eurocurrency Rate Loan was in fact so funded.

     3.06 Matters Applicable to all Requests for Compensation.

     (a) A certificate of the Administrative Agent or any Lender claiming compensation under this Article III and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive in the absence of manifest error. In determining such amount, the Administrative Agent or such Lender may use any reasonable averaging and attribution methods.

     (b) Upon any Lender's making a claim for compensation under Section 3.01 or 3.04, the Borrower may replace such Lender in accordance with Section 11.16.

     3.07 Survival.

     All of the Borrower's obligations under this Article III shall survive termination of the Aggregate Commitments and repayment of all other Obligations hereunder.

                                  Article IV.

                                    GUARANTY

     4.01 The Guaranty.

     Each of the Guarantors hereby jointly and severally guarantees to each Lender, each Affiliate of a Lender that enters into a Swap Contract, and the Administrative Agent as hereinafter provided, as primary obligor and not as surety, the prompt payment of the Obligations in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) strictly in accordance with the terms thereof. The Guarantors hereby further agree that if any of the Obligations are not paid in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise), the Guarantors will, jointly and severally, promptly pay the same, without any demand or notice whatsoever, and that in the case of any extension of time of payment or renewal of any of the Obligations, the same will be promptly paid in full when due (whether at extended maturity, as a mandatory prepayment, by acceleration, as a mandatory cash collateralization or otherwise) in accordance with the terms of such extension or renewal.

     Notwithstanding any provision to the contrary contained herein or in any other of the Loan Documents or Swap Contracts, the obligations of each Guarantor under this Agreement and the other Loan Documents shall be limited to an aggregate amount equal to the largest amount that would not render such obligations subject to avoidance under the Debtor Relief Laws or any comparable provisions of any applicable state law.

     4.02 Obligations Unconditional.

     The obligations of the Guarantors under Section 4.01 are joint and several, absolute and unconditional, irrespective of the value, genuineness, validity, regularity or enforceability of any of the Loan Documents or Swap Contracts, or any other agreement or instrument referred to therein, or any substitution, release, impairment or exchange of any other guarantee of or security for any of the Obligations, and, to the fullest extent permitted by applicable law, irrespective of any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a surety or guarantor, it being the intent of this Section 4.02 that the obligations of the Guarantors hereunder shall be absolute and unconditional under any and all circumstances. Each Guarantor agrees that such Guarantor shall have no right of subrogation, indemnity, reimbursement or contribution against the Borrower or any other Guarantor for amounts paid under this Article IV until such time as the Obligations have been paid in full and the Commitment have expired or terminated. Without limiting the generality of the foregoing, it is agreed that, to the fullest extent permitted by law, the occurrence of any one or more of the following shall not alter or impair the liability of any Guarantor hereunder, which shall remain absolute and unconditional as described above:

     (a) at any time or from time to time, without notice to any Guarantor, the time for any performance of or compliance with any of the Obligations shall be extended, or such performance or compliance shall be waived;

     (b) any of the acts mentioned in any of the provisions of any of the Loan Documents, any Swap Contract between any Loan Party and any Lender, or any Affiliate of a Lender, or any other agreement or instrument referred to in the Loan Documents or such Swap Contracts shall be done or omitted;

     (c) the maturity of any of the Obligations shall be accelerated, or any of the Obligations shall be modified, supplemented or amended in any respect, or any right under any of the Loan Documents, any Swap Contract between any Loan Party and any Lender, or any Affiliate of a Lender, or any other agreement or instrument referred to in the Loan Documents or such Swap Contracts shall be waived or any other guarantee of any of the Obligations or any security therefor shall be released, impaired or exchanged in whole or in part or otherwise dealt with;

     (d) any Lien granted to, or in favor of, the Administrative Agent or any Lender or Lenders as security for any of the Obligations shall fail to attach or be perfected; or

     (e) any of the Obligations shall be determined to be void or voidable (including, without limitation, for the benefit of any creditor of any Guarantor) or shall be subordinated to the claims of any Person (including, without limitation, any creditor of any Guarantor).

     With respect to its obligations hereunder, each Guarantor hereby expressly waives diligence, presentment, demand of payment, protest and all notices whatsoever, and any requirement that the Administrative Agent or any Lender exhaust any right, power or remedy or proceed against any Person under any of the Loan Documents, any Swap Contract between any Loan Party and any Lender, or any Affiliate of a Lender, or any other agreement or instrument referred to in the Loan Documents or such Swap Contracts, or against any other Person under any other guarantee of, or security for, any of the Obligations.

     4.03 Reinstatement.

     The obligations of the Guarantors under this Article IV shall be automatically reinstated if and to the extent that for any reason any payment by or on behalf of any Person in respect of the Obligations is rescinded or must be otherwise restored by any holder of any of the Obligations, whether as a result of any proceedings in bankruptcy or reorganization or otherwise, and each Guarantor agrees that it will indemnify the Administrative Agent and each Lender on demand for all reasonable costs and expenses (including, without limitation, fees and expenses of counsel) incurred by the Administrative Agent or such Lender in connection with such rescission or restoration, including any such costs and expenses incurred in defending against any claim alleging that such payment constituted a preference, fraudulent transfer or similar payment under any bankruptcy, insolvency or similar law.

     4.04 Certain Additional Waivers.

     Each Guarantor agrees that such Guarantor shall have no right of recourse to security for the Obligations, except through the exercise of rights of subrogation pursuant to Section 4.02 and through the exercise of rights of contribution pursuant to Section 4.06.

     4.05 Remedies.

     The Guarantors agree that, to the fullest extent permitted by law, as between the Guarantors, on the one hand, and the Administrative Agent and the Lenders, on the other hand, the Obligations may be declared to be forthwith due and payable as provided in Section 9.02 (and shall be deemed to have become automatically due and payable in the circumstances provided in said Section 9.02) for purposes of Section 4.01 notwithstanding any stay, injunction or other prohibition preventing such declaration (or preventing the Obligations from becoming automatically due and payable) as against any other Person and that, in the event of such declaration (or the Obligations being deemed to have become automatically due and payable), the Obligations (whether or not due and payable by any other Person) shall forthwith become due and payable by the Guarantors for purposes of Section 4.01.

     4.06 Rights of Contribution.

     The Guarantors hereby agree as among themselves that, if any Guarantor shall make an Excess Payment (as defined below), such Guarantor shall have a right of contribution from each other Guarantor in an amount equal to such other Guarantor's Contribution Share (as defined below) of such Excess Payment. The payment obligations of any Guarantor under this Section 4.06 shall be subordinate and subject in right of payment to the Obligations until such time as the Obligations have been paid in full and the Commitments have expired or terminated, and none of the Guarantors shall exercise any right or remedy under this Section 4.06 against any other Guarantor until such Obligations have been paid in full and the Commitments have expired or terminated. For purposes of this Section 4.06, (a) "Excess Payment" shall mean the amount paid by any Guarantor in excess of its Ratable Share of any Guaranteed Obligations; (b) "Ratable Share" shall mean, for any Guarantor in respect of any payment of Obligations, the ratio (expressed as a percentage) as of the date of such payment of Guaranteed Obligations of (i) the amount by which the aggregate present fair salable value of all of its assets and properties exceeds the amount of all debts and liabilities of such Guarantor (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder) to (ii) the amount by which the aggregate present fair salable value of all assets and other properties of all of the Loan Parties exceeds the amount of all of the debts and liabilities (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of the Loan Parties hereunder) of the Loan Parties; provided, however, that, for purposes of calculating the Ratable Shares of the Guarantors in respect of any payment of Obligations, any Guarantor that became a Guarantor subsequent to the date of any such payment shall be deemed to have been a Guarantor on the date of such payment and the financial information for such Guarantor as of the date such Guarantor became a Guarantor shall be utilized for such Guarantor in connection with such payment; (c) "Contribution Share" shall mean, for any Guarantor in respect of any Excess Payment made by any other Guarantor, the ratio (expressed as a percentage) as of the date of such Excess Payment of (i) the amount by which the aggregate present fair salable value of all of its assets and properties exceeds the amount of all debts and liabilities of such Guarantor (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of such Guarantor hereunder) to (ii) the amount by which the aggregate present fair salable value of all assets and other properties of the Loan Parties other than the maker of such Excess Payment exceeds the amount of all of the debts and liabilities (including contingent, subordinated, unmatured, and unliquidated liabilities, but excluding the obligations of the Loan Parties) of the Loan Parties other than the maker of such Excess Payment; provided, however, that, for purposes of calculating the Contribution Shares of the Guarantors in respect of any Excess Payment, any Guarantor that became a Guarantor subsequent to the date of any such Excess Payment shall be deemed to have been a Guarantor on the date of such Excess Payment and the financial information for such Guarantor as of the date such Guarantor became a Guarantor shall be utilized for such Guarantor in connection with such Excess Payment; and (d) "Guaranteed Obligations" shall mean the Obligations guaranteed by the Guarantors pursuant to this Article
     IV. This Section 4.06 shall not be deemed to affect any right of subrogation, indemnity, reimbursement or contribution that any Guarantor may have under Law against the Borrower in respect of any payment of Guaranteed Obligations. Notwithstanding the foregoing, all rights of contribution against any Guarantor shall terminate from and after such time, if ever, that such Guarantor shall be relieved of its obligations in accordance with Section 10.11.

     4.07 Guarantee of Payment; Continuing Guarantee.

     The guarantee in this Article IV is a guaranty of payment and not of collection, is a continuing guarantee, and shall apply to all Obligations whenever arising.

                                   Article V.

                   CONDITIONS PRECEDENT TO CREDIT EXTENSIONS

     5.01 Conditions of Initial Credit Extension.

     The obligation of each Lender to make its initial Credit Extension hereunder is subject to satisfaction of the following conditions precedent:

     (a) The Administrative Agent's receipt of the following, each of which shall be originals or facsimiles (followed promptly by originals) unless otherwise specified, each properly executed by a Responsible Officer of the signing Loan Party, each dated the Closing Date (or, in the case of certificates of governmental officials, a recent date before the Closing
     Date) and each in form and substance satisfactory to the Administrative Agent and its legal counsel:

     (i) executed counterparts of this Agreement by the Administrative Agent, each Lender and each Loan Party, sufficient in number for distribution to the Administrative Agent, each Lender and the Borrower;

     (ii) a Note executed by the Borrower in favor of each Lender requesting a Note;

     (iii) copies of the Organization Documents of each Loan Party certified to be true and complete as of a recent date by the appropriate Governmental Authority of the state or other jurisdiction of its incorporation or organization, where applicable, and certified by a secretary or assistant secretary of such Loan Party to be true and correct as of the Closing Date;

     (iv) such certificates of resolutions or other action, incumbency certificates and/or other certificates of Responsible Officers of each Loan Party as the Administrative Agent may require evidencing the identity, authority and capacity of each Responsible Officer thereof authorized to act as a Responsible Officer in connection with this Agreement and the other Loan Documents to which such Loan Party is a party;

     (v) such documents and certifications as the Administrative Agent may reasonably require to evidence that each Loan Party is duly organized or formed, and that each of the Borrower and the Guarantors is validly existing, in good standing and qualified to engage in business in its state of organization or formation, the state of its principal place of business and each other jurisdiction where its ownership, lease or operation of properties or the conduct of its business requires such qualification, except to the extent that failure to do so would not reasonably be expected to have a Material Adverse Effect;

     (vi) a favorable opinion of Hunton & Williams, counsel to the Loan Parties, addressed to the Administrative Agent and each Lender, dated as of the Closing Date, and in form and substance reasonably satisfactory to the Administrative Agent;

     (vii) a certificate of a Responsible Officer of each Loan Party either (A) attaching copies of all consents, licenses and approvals required in connection with the execution, delivery and performance by such Loan Party and the validity against such Loan Party of the Loan Documents to which it is a party, and such consents, licenses and approvals shall be in full force and effect, or (B) stating that no such consents, licenses or approvals are so required;

     (viii) a certificate signed by a Responsible Officer of the Borrower certifying (A) that the conditions specified in Sections 5.02(a) and (b) have been satisfied, (B) that there has been no event or circumstance since the date of the audited financial statements for the fiscal year ended December 31, 2001 that has had or would be reasonably expected to have a Material Adverse Effect; and (C)(1) if rated, the current Debt Ratings and
     (2) if unrated, the Debt to Capitalization Ratio as of the end of the fiscal quarter ending June 30, 2002;

     (ix) evidence that the loans and other obligations under the Existing Credit Agreement have been repaid (or will be repaid with the initial Loans made hereunder on the Closing Date) and the commitments thereunder have been terminated; and

     (x) such other assurances, certificates, documents, consents or opinions as the Administrative Agent, the L/C Issuer, the Swing Line Lender or the Required Lenders reasonably may require.

     (b) Any fees required to be paid on or before the Closing Date shall have been paid.

     (c) Unless waived by the Administrative Agent, the Borrower shall have paid all Attorney Costs of the Administrative Agent to the extent invoiced prior to or on the Closing Date, plus such additional amounts of Attorney Costs as shall constitute its reasonable estimate of Attorney Costs incurred or to be incurred by it through the closing proceedings (provided that such estimate shall not thereafter preclude a final settling of accounts between the Borrower and the Administrative Agent).

     5.02 Conditions to all Credit Extensions.

     The obligation of each Lender to honor any Request for Credit Extension (other than a Committed Loan Notice requesting only a conversion of Committed Loans to the other

     Type, or a continuation of Committed Loans as the same Type) is subject to the following conditions precedent:

     (a) The representations and warranties of the Borrower and each other Loan Party contained in Article VI or any other Loan Document, or that are contained in any document furnished at any time under or in connection herewith or therewith, shall be true and correct on and as of the date of such Credit Extension, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct as of such earlier date, and except that for purposes of this Section 5.02, the representations and warranties contained in subsections (a) and (b) of Section 6.05 shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section 7.01.

     (b) No Default shall exist, or would result from such proposed Credit Extension.

     (c) The Administrative Agent and, if applicable, the L/C Issuer or the Swing Line Lender shall have received a Request for Credit Extension in accordance with the requirements hereof.

     Each Request for Credit Extension (other than a Committed Loan Notice requesting only a conversion of Committed Loans to the other Type or a continuation of Eurocurrency Rate Loans) submitted by the Borrower shall be deemed to be a representation and warranty that the conditions specified in Sections 5.02(a) and (b) have been satisfied on and as of the date of the applicable Credit Extension.


                                  Article VI.

                         REPRESENTATIONS AND WARRANTIES

     The Loan Parties represent and warrant to the Administrative Agent and the Lenders that:

     6.01 Existence, Qualification and Power; Compliance with Laws.

     Each Loan Party (a) is a corporation, partnership or limited liability company duly organized or formed, validly existing and in good standing under the Laws of the jurisdiction of its incorporation or organization,
     (b) has all requisite power and authority and all requisite governmental licenses, authorizations, consents and approvals to (i) own its assets and carry on its business and (ii) execute, deliver and perform its obligations under the Loan Documents to which it is a party, (c) is duly qualified and is licensed and in good standing under the Laws of each jurisdiction where its ownership, lease or operation of properties or the conduct of its business requires such qualification or license, and (d) is in compliance with all Laws; except in each case referred to in clause (b)(i), (c) or (d), to the extent that failure to do so would not reasonably be expected to have a Material Adverse Effect.

     6.02 Authorization; No Contravention.

     The execution, delivery and performance by each Loan Party of each Loan Document to which such Person is party, have been duly authorized by all necessary corporate or other organizational action, and do not (a) contravene the terms of any of such Person's Organization Documents; (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, (i) any Contractual Obligation to which such Person is a party or (ii) any order, injunction, writ or decree of any Governmental Authority or any arbitral award to which such Person or its property is subject; or (c) violate any Law.

     6.03 Governmental Authorization; Other Consents.

     No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority or any other Person is necessary or required in connection with the execution, delivery or performance by, or enforcement against, any Loan Party of this Agreement or any other Loan Document.

     6.04 Binding Effect.

     This Agreement and each other Loan Document has been duly executed and delivered by each Loan Party that is party thereto. This Agreement and each other Loan Document constitutes a legal, valid and binding obligation of each Loan Party that is party thereto, enforceable against each such Loan Party in accordance with its terms.

     6.05 Financial Statements.

     (a) The audited consolidated balance sheet of the Consolidated Group for the fiscal year ended December 31, 2001, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal year, including the notes thereto (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein; (ii) fairly present the financial condition of the Consolidated Group as of the date thereof and their results of operations for the period covered thereby in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein; and (iii) show all material indebtedness and other liabilities, direct or contingent, of the Consolidated Group as of the date thereof, including liabilities for taxes, material commitments and Indebtedness.

     (b) The unaudited  consolidated  financial  statements of the  Consolidated
     Group for the fiscal quarter ended June 30, 2002, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal quarter

     (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein;
     (ii) fairly present the financial condition of the Consolidated Group as of the date thereof and their results of operations for the period covered thereby, subject, in the case of clauses (i) and (ii), to the absence of footnotes and to normal year-end audit adjustments; and (iii) show all material indebtedness and other liabilities, direct or contingent, of the Consolidated Group as of the date thereof, including liabilities for taxes, material commitments and Indebtedness.

     6.06 Litigation.

     There are not any actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency now pending or, to the knowledge of the Loan Parties, threatened (and reasonably likely to be commenced) against or affecting any member of the Consolidated Group or any property or rights of the Consolidated Group as to which there is a reasonable likelihood of an adverse determination and which, if adversely determined, would individually or in the aggregate materially impair the right of the Consolidated Group taken as a whole to carry on business substantially as now being conducted or would result in a Material Adverse Effect.

     6.07 No Default.

     (a) Neither the Borrower nor any Subsidiary is in default under or with respect to any Contractual Obligation that would reasonably be expected to have a Material Adverse Effect.

     (b) No Default or Event of Default has occurred and is continuing or would result from the consummation of the transactions contemplated by this Agreement or any other Loan Document.

     6.08 Ownership of Property; Liens.

     Each member of the Consolidated Group has good record and marketable title in fee simple to, or valid leasehold interests in, all real property necessary or used in the ordinary conduct of its business, except for such defects in title as would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. The property of the Consolidated Group is subject to no Liens, other than Liens permitted by
     Section 8.01.

     6.09 Environmental Compliance.

     Except as set forth in Schedule 6.09: (a) the Consolidated Group is in compliance in all material respects with all federal, state, local and other statutes, ordinances, orders, judgments, rulings and regulations relating to environmental pollution or to environmental regulation or control or to employee health or safety, except where the failure to do so would not be reasonably likely, individually or in the aggregate, to result in a Material Adverse Effect; (b) no member of the Consolidated Group has received notice of any material failure so to comply, which non-compliance neither has been remedied nor is being contested in good faith by the Borrower nor is the subject of the Borrower's good faith efforts to achieve compliance; (c) the Consolidated Group's facilities do not manage any hazardous wastes, hazardous substances, hazardous materials, toxic substances, toxic pollutants or substances similarly denominated, as those terms or similar terms are used in the Resource Conservation and Recovery Act, the Comprehensive Environmental Response Compensation and Liability Act, as amended by the Superfund Amendment and Reauthorization Act, the Hazardous Materials Transportation Act, the Toxic Substance Control Act, the Clean Air Act, as amended, the Clean Water Act, the Occupational Health and Safety Act or any other applicable law relating to environmental pollution or employee health and safety, in violation in any material respect of any law or any regulations promulgated pursuant thereto, except where the failure to do so would not reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect; and (d) the Borrower is aware of no events, conditions or circumstances involving environmental pollution or contamination or employee health or safety that would be reasonably likely to result in a Material Adverse Effect.

     6.10 Insurance.

     The properties of the Consolidated Group are insured with financially sound and reputable insurance companies not Affiliates of the Borrower, in such amounts (after giving effect to any self-insurance compatible with the following standards), with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar properties in localities where the Borrower or its Subsidiaries operate.

     6.11 Taxes.

     Each member of the Consolidated Group has filed all federal, state and other material tax returns and reports required to be filed, and have paid all federal, state and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their properties, income or assets otherwise due and payable, except those that are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP. There is no proposed tax assessment against the Borrower or any Subsidiary that would, if made, have a Material Adverse Effect.

     6.12 ERISA Compliance.

     (a) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Internal Revenue Code and other federal or state Laws. Each Plan that is intended to qualify under Section 401(a) of the Internal Revenue Code has received a favorable determination letter from the IRS or an application for such a letter is currently being processed by the IRS with respect thereto and, to the knowledge of the Borrower, nothing has occurred that would prevent, or cause the loss of, such qualification. The Borrower and each ERISA Affiliate have made all required contributions to each Plan subject to
     Section 412 of the Internal Revenue Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Internal Revenue Code has been made with respect to any Plan.

     (b) There are no pending or, to the best knowledge of the Borrower, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan that would reasonably be expected to have a Material Adverse Effect. There has been no prohibited transaction or violation of the fiduciary responsibility rules with respect to any Plan that has resulted or would reasonably be expected to result in a Material Adverse Effect.

     (c) Other than as would not reasonably be expected to result in liability in excess of $10,000,000, (i) no ERISA Event has occurred or is reasonably expected to occur, (ii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA and other contributions payable in accordance with the terms of such Pension Plan or applicable law), and
     (iii) neither the Borrower nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability (and no event has occurred that, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Sections 4201 or 4243 of ERISA with respect to a Multiemployer Plan.

     (d) No Pension Plan, individually, has any Unfunded Pension Liability in excess of $10,000,000, and the Pension Plans, on a consolidated basis, do not have any Unfunded Pension Liability.

     (e) Neither the Borrower nor any ERISA Affiliate has engaged in a transaction that is subject to Sections 4069 or 4212(c) of ERISA.


     6.13 Margin Regulations; Investment Company Act; Public Utility Holding Company Act.

     (a) The Borrower is not engaged and will not engage, principally or as one of its important activities, in the business of purchasing or carrying "margin stock" within the meaning of Regulation U issued by the FRB, as in effect from time to time, or extending credit for the purpose of purchasing or carrying "margin stock," and the Credit Extensions hereunder will not be used to purchase or carry "margin stock" in violation of Regulation U or to extend credit to others for the purpose of purchasing or carrying "margin stock," or for any purpose that would violate or be inconsistent with the provisions of Regulation X issued by the FRB, as in effect from time to time.

     (b) None of the Borrower, any Person Controlling the Borrower, or any Subsidiary (i) is a "holding company," or a "subsidiary company" of a "holding company," or an

     "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, or (ii) is or is required to be registered as an "investment company" under the Investment Company Act of 1940.

     6.14 Disclosure.

     The Borrower has disclosed to the Administrative Agent and the Lenders all agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, would reasonably be expected to result in a Material Adverse Effect. No report, financial statement, certificate or other information furnished (whether in writing or orally) by or on behalf of any Loan Party to the Administrative Agent or any Lender in connection with the transactions contemplated hereby and the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

     6.15 Compliance with Laws.

     Each of the Borrower and each Subsidiary is in compliance in all material respects with the requirements of all Laws and all orders, writs, injunctions and decrees applicable to it or to its properties, except in such instances in which (a) such requirement of Law or order, writ, injunction or decree is being contested in good faith by appropriate proceedings or (b) the failure to comply therewith would not reasonably be expected to have a Material Adverse Effect.

     6.16 Intellectual Property; Licenses, Etc.

     To the knowledge of the Loan Parties, the Consolidated Group owns, or possess the right to use, all of the trademarks, service marks, trade names, copyrights, patents, patent rights, franchises, licenses and other intellectual property rights (collectively, "IP Rights") that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the knowledge of the Loan Parties, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Borrower or any Subsidiary infringes upon any rights held by any other Person. No claim or litigation regarding any of the foregoing is pending or, to the knowledge of the Loan Parties, threatened, that would reasonably be expected to have a Material Adverse Effect.

                                  Article VII.

                             AFFIRMATIVE COVENANTS

     So long as any Lender shall have any Commitment hereunder, any Loan or other Obligation hereunder shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, the Loan Parties shall and shall cause each of their respective Subsidiaries to:

     7.01 Financial Statements.

     Deliver to the Administrative Agent and each Lender, in form and detail satisfactory to the Administrative Agent and the Required Lenders:

     (a) as soon as available, but in any event within ninety days after the end of each fiscal year of the Borrower, a consolidated balance sheet of the Consolidated Group as of the end of such fiscal year, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and prepared in accordance with GAAP, audited and accompanied by a report and opinion of an independent certified public accountant of nationally recognized standing reasonably acceptable to the Required Lenders, which report and opinion shall be prepared in accordance with generally accepted auditing standards and shall not be subject to any "going concern" or like qualification or exception or any qualification or exception as to the scope of such audit; and

     (b) as soon as available, but in any event within fifty days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, a consolidated balance sheet of the Consolidated Group as of the end of such fiscal quarter, and the related consolidated statements of income or operations, shareholders' equity and cash flows for such fiscal quarter and for the portion of the Borrower's fiscal year then ended, setting forth in each case in comparative form the figures for the corresponding fiscal quarter of the previous fiscal year and the corresponding portion of the previous fiscal year, all in reasonable detail and certified by a Responsible Officer of the Borrower as fairly presenting the financial condition, results of operations, shareholders' equity and cash flows of the Consolidated Group in accordance with GAAP, subject only to normal year-end audit adjustments and the absence of footnotes.

     As to any information contained in materials furnished pursuant to Section 7.02(d), the Borrower shall not be separately required to furnish such information under clause (a) or (b) above, but the foregoing shall not be in derogation of the obligation of the Borrower to furnish the information and materials described in subsections (a) and (b) above at the times specified therein.

     7.02 Certificates; Other Information.

     Deliver to the Administrative Agent and each Lender, in form and detail satisfactory to the Administrative Agent and the Required Lenders:

     (a) concurrently with the delivery of the financial statements referred to in Section 7.01(a), a certificate of its independent certified public accountants certifying such financial statements and stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default under the financial covenants set forth herein or, if any such Default or Event of Default shall exist, stating the nature and status of such event;

     (b) concurrently with the delivery of the financial statements referred to in Sections 7.01(a) and (b), a duly completed Compliance Certificate signed by a Responsible Officer of the Borrower, (i) setting forth computations in reasonable detail satisfactory to the Administrative Agent demonstrating
     (A) compliance with the financial covenants contained herein and (B) the amount of Consolidated Tangible Domestic Assets and the amount of Loan Party Tangible Domestic Assets, (ii) certifying that no Default or Event of Default exists as of the date thereof (or, to the extent a Default or Event of Default exists, the nature and extent thereof and the proposed actions of the Loan Parties with respect thereto) and (iii) including a summary of all material changes in GAAP and in the consistent application thereof, the effect on the financial covenants resulting therefrom, and a reconciliation between calculation of the financial covenants (and determination of the applicable pricing level under the definition of "Applicable Percentage") before and after giving effect to such changes (which certificate may be delivered by electronic mail or by facsimile, with an executed original to follow within five Business Days);

     (c) promptly after requested by the Administrative Agent on behalf of any Lender, copies of any detailed audit reports, management letters or recommendations submitted to the board of directors (or the audit committee of the board of directors) of the Borrower by independent accountants in connection with the accounts or books of the Borrower or any Subsidiary, or any audit of any of them;

     (d) promptly after the same are available, copies of each annual report, proxy or financial statement or other report or communication sent to the stockholders of the Borrower, and copies of all annual, regular, periodic and special reports and registration statements that the Borrower may file or be required to file with the SEC under Section 13 or 15(d) of the Securities Exchange Act of 1934, and not otherwise required to be delivered to the Administrative Agent pursuant hereto; and

     (e) promptly, such additional information regarding the business, financial or corporate affairs of the Borrower or any Subsidiary, or compliance with the terms of the Loan Documents, as the Administrative Agent, on behalf of any Lender, may from time to time reasonably request.

     Documents  required to be delivered  pursuant to Section  7.01(a) or (b) or
     Section 7.02(d) (to the extent any such documents are included in materials otherwise filed with the SEC) may be delivered electronically and if so delivered, shall be deemed to have been delivered on the date (i) on which the Borrower posts such documents, or provides a link thereto on the Borrower's website on the internet at the website address listed on
     Schedule 11.02; or (ii) on which such documents are posted on the Borrower's behalf on IntraLinks/IntraAgency or another relevant website, if any, to which each Lender and the Administrative Agent have access (whether a commercial, third-party website or whether sponsored by the Administrative Agent); provided that: (i) the Borrower shall deliver paper copies of such documents to the Administrative Agent or any Lender that requests the Borrower to deliver such paper copies until a written request to cease delivering paper copies is given by the Administrative Agent or such Lender and (ii) the Borrower shall notify (which may be by facsimile or electronic mail) the Administrative Agent and each Lender of the posting of any such documents and provide to the Administrative Agent by electronic mail electronic versions (i.e., soft copies) of such documents. Notwithstanding anything contained herein, in every instance the Borrower shall be required to provide paper copies of the Compliance Certificates required by Section 7.02(b) to the Administrative Agent and each of the Lenders. Except for such Compliance Certificates, the Administrative Agent shall have no obligation to request the delivery or to maintain copies of the documents referred to above, and in any event shall have no responsibility to monitor compliance by the Borrower with any such request for delivery, and each Lender shall be solely responsible for requesting delivery to it or maintaining its copies of such documents.

     7.03 Notices.

     Promptly notify the Administrative Agent and each Lender:

     (a) of the occurrence of any Default;

     (b) of any matter that has resulted or would reasonably be expected to result in a Material Adverse Effect, including (i) breach or non-performance of, or any default under, a Contractual Obligation of the Borrower or any Subsidiary; (ii) any dispute, litigation, investigation, proceeding or suspension between the Borrower or any Subsidiary and any Governmental Authority; or (iii) the commencement of, or any material development in, any litigation or proceeding affecting the Borrower or any Subsidiary, including pursuant to any applicable Environmental Laws;

     (c) of the occurrence of any ERISA Event;

     (d) of any material change in accounting policies or financial reporting practices by the Borrower or any Subsidiary;

     (e) of any litigation, investigation or proceeding affecting any Loan Party in which the amount involved would reasonably be expected to have a Material Adverse Effect, or in which injunctive relief or similar relief is sought, which relief, if granted, would reasonably be expected to have a Material Adverse Effect; and

     (f) if unrated, any announcement by Moody's or S&P of any Debt Rating, or if rated, any announcement by Moody's or S&P of any change or possible change in a Debt Rating.

     Each notice pursuant to this Section shall be accompanied by a statement of a Responsible Officer of the Borrower setting forth details of the occurrence referred to therein and stating what action the Borrower has taken and proposes to take with respect thereto. Each notice pursuant to
     Section 7.03(a) shall describe with particularity any and all provisions of this Agreement and any other Loan Document that have been breached.

     7.04 Payment of Obligations.

     Pay and discharge as the same shall become due and payable, all its obligations and liabilities, including (a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets,
     unless  the  same  are  being   contested  in  good  faith  by  appropriate
     proceedings and adequate reserves in accordance with GAAP are being maintained by the Borrower or such Subsidiary; (b) all lawful claims that, if unpaid, would by law become a Lien upon its property; and (c) all Indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

     7.05 Preservation of Existence, Etc.

     (a) Preserve, renew and maintain in full force and effect its legal existence and good standing under the Laws of the jurisdiction of its organization except in a transaction permitted by Section 8.03; (b) take all reasonable action to maintain all rights, privileges, permits, licenses and franchises necessary or desirable in the normal conduct of its business, except to the extent that failure to do so would not reasonably be expected to have a Material Adverse Effect; and (c) preserve or renew all of its registered patents, trademarks, trade names and service marks, the non-preservation of which would reasonably be expected to have a Material Adverse Effect.

     7.06 Maintenance of Properties.

     (a) Maintain, preserve and protect all of its material properties and equipment necessary in the operation of its business in good working order and condition, ordinary wear and tear excepted; (b) make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so would not reasonably be expected to have a Material Adverse Effect; and (c) use the standard of care typical in the industry in the operation and maintenance of its facilities.

     7.07 Maintenance of Insurance.

     Maintain with financially sound and reputable insurance companies not Affiliates of the Borrower, insurance with respect to its properties and business against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts (after giving effect to any self-insurance compatible with the following standards) as are customarily carried under similar circumstances by such other Persons.

     7.08 Compliance with Laws.

     Comply in all material respects with the requirements of all Laws and all orders, writs, injunctions and decrees applicable to it or to its business or property, except in such instances in which (a) such requirement of Law or order, write, injunction or decree is being contested in good faith by appropriate proceedings; or (b) the failure to comply therewith would not reasonably be expected to have a Material Adverse Effect.

     7.09 Books and Records.

     (a) Maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Borrower or such Subsidiary, as the case may be; and (b) maintain such books of record and account in material conformity with all applicable requirements of any Governmental Authority having regulatory jurisdiction over the Borrower or such Subsidiary, as the case may be.

     7.10 Inspection Rights.

     Upon the request of the Administrative Agent on behalf of any Lender, permit representatives and independent contractors of the Administrative Agent and each Lender to visit and inspect any of its properties, to examine its corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss its affairs, finances and accounts with its directors, officers, and independent public accountants, all at the expense of the Borrower and at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Borrower; provided, however, that when an Event of Default exists the Administrative Agent or any Lender (or any of their respective representatives or independent contractors) may do any of the foregoing at the expense of the Borrower at any time during normal business hours and without advance notice.

     7.11 Use of Proceeds.

     Use the proceeds of the Credit Extensions for (a) general corporate purposes, (b) to refinance existing Indebtedness, (c) to finance acquisitions, (iv) to repurchase common stock of the Borrower, (v) for working capital and (vi) for Capital Expenditures, provided that in no event shall the proceeds of the Credit Extensions be used in contravention of any Law or of any Loan Document.

     7.12 Joinder of Guarantors.

     Cause Material Domestic Subsidiaries to be joined as Guarantors hereunder, as necessary, such that Loan Party Tangible Domestic Assets are not at any time less than $750,000,000. The Borrower will, in connection with any such joinder, promptly cause to be delivered to the Administrative Agent an executed Joinder Agreement, together with supporting resolutions, incumbency certificates, organizational documents, opinions of counsel and such other information as shall be reasonably requested by the Administrative Agent, all in form and substance reasonably acceptable to the Administrative Agent.

     7.13 ERISA Compliance.

     Do, and cause each of its ERISA  Affiliates  to do, each of the  following:
     (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law;
     (b) cause each Plan that is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.


                                 Article VIII.

                               NEGATIVE COVENANTS

     So long as any Lender shall have any Commitment hereunder, any Loan or other Obligation hereunder shall remain unpaid or unsatisfied, or any Letter of Credit shall remain outstanding, no Loan Party shall nor shall it permit any of its Subsidiaries to, directly or indirectly:

     8.01 Liens.

     Create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired, other than the following:

     (a) Liens pursuant to any Loan Document;

     (b) Liens existing on the date hereof and listed on Schedule 8.01 and any renewals or extensions thereof, provided that the property covered thereby is not increased;

     (c) Liens for taxes not yet due or that are being contested in good faith and by appropriate proceedings, if adequate reserves with respect thereto are maintained on the books of the applicable Person in accordance with GAAP;

     (d) carriers,' warehousemen's, mechanics,' materialmen's, repairmen's or other like Liens arising in the ordinary course of business that are not overdue for a period of more than thirty days or that are being contested in good faith and by appropriate proceedings, if adequate reserves with respect thereto are maintained on the books of the applicable Person;

     (e) pledges or deposits in the  ordinary  course of business in  connection
     with  workers'  compensation,   unemployment  insurance  and  other  social
     security legislation, other than any Lien imposed by ERISA;

     (f) deposits to secure the performance of bids, trade contracts and leases (other than Indebtedness), statutory obligations, surety bonds (other than bonds related to judgments or litigation, which are covered in subsection
     (h) below), performance bonds and other obligations of a like nature incurred in the ordinary course of business;

     (g) easements, rights-of-way, restrictions and other similar encumbrances affecting real property that, in the aggregate, are not substantial in amount, and that do not in any case materially detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the applicable Person;

     (h) Liens securing judgments for the payment of money in an aggregate amount not in excess of the Threshold Amount (except to the extent covered by independent third-party insurance as to which the insurer has acknowledged in writing its obligation to cover), unless any such judgment remains undischarged for a period of more than forty-five consecutive days during which execution is not effectively stayed;

     (i) Liens securing, or in respect of, obligations under capital leases or Synthetic Leases and purchase money obligations for fixed or capital assets; provided that (i) such Liens do not at any time encumber any property other than the property financed by such Indebtedness and (ii) the Indebtedness secured thereby does not exceed the cost or fair market value, whichever is lower, of the property being acquired on the date of acquisition;

     (j) Liens on property or assets of the Borrower or any Subsidiary granted in connection with Sale and Leaseback Transactions, provided that the aggregate

     Attributable Principal Amount in connection with such Sale and Leaseback Transactions shall not at any time be in excess of $100,000,000;

     (k) Liens on property or assets of the Borrower or any Subsidiary granted in connection with Securitization Transactions, provided that the aggregate Attributable Principal Amount in connection with such Securitization Transactions shall not at any time be in excess of $100,000,000.

     (l) Liens on the property and assets of any Person to the extent such Liens are existing at the time such Person becomes a member of the Consolidated Group, provided such Liens are not created in contemplation thereof and do not extend to any property or assets of any other member of the Consolidated Group; and

     (m) Liens other than those referred to in subparagraphs (a) through (l) above, provided, however, that the aggregate amount of all Indebtedness that is secured or evidenced by such Liens does not at any time exceed an amount equal to 10% of Consolidated Net Worth.

     8.02 Investments.

     Make Investments in Subsidiaries, joint ventures or other entities or enterprises that are organized outside the United States and its political subdivisions, unless after giving effect thereto there are Consolidated Tangible Domestic Assets of at least $750,000,000.

     8.03 Mergers, Dispositions, etc.

     Merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) or any capital stock of any Subsidiary, except that:

     (a) Any member of the Consolidated Group may purchase and sell inventory in the ordinary course of business;

     (b) If at the time thereof and immediately after giving effect thereto no Default or Event of Default shall have occurred and be continuing: (i) any wholly owned Subsidiary or any other person may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any wholly owned Subsidiary may merge into or consolidate with any other wholly owned Subsidiary in a transaction in which the surviving entity is a wholly owned Subsidiary and no person other than the Borrower or a wholly owned Subsidiary receives any consideration therefor, provided that, if either wholly owned Subsidiary is a Domestic Subsidiary, the surviving entity is a Domestic Subsidiary, and (iii) so long as (A) the Debt Ratings of the surviving corporation are better than or equal to the Debt Ratings of the Borrower and (B) the surviving corporation agrees in writing to assume the obligations of the Borrower under this Agreement, the Borrower may merge into or consolidate with any other person;

     (c) The Borrower may sell 100% of the capital stock of any Subsidiary for fair market value, as determined in good faith by the Borrower's board of directors, provided (i) such sale does not constitute a sale of all or substantially all of the Borrower's assets and (ii) after giving effect thereto, the Borrower remains in compliance with Section 7.12; and

     (d) The Borrower may sell any portion of the capital stock of any Subsidiary in connection with the establishment of a joint venture for the purpose of developing or continuing a product or business related to any of the Borrower's existing lines of business as of the date of this Agreement.

     In connection with any disposition permitted hereunder of any Subsidiary that is a Guarantor, such Guarantor shall be released from its obligations under the Guaranty in accordance with the provisions hereof.

     8.04 Change in Nature of Business.

     Engage in any material line of business substantially different from those lines of business conducted by the Consolidated Group on the date hereof or any business substantially related or incidental thereto.

     8.05 Transactions with Affiliates.

     Enter into any transaction of any kind with any Affiliate of the Borrower, whether or not in the ordinary course of business, other than on fair and reasonable terms substantially as favorable to the Borrower or such Subsidiary as would be obtainable by the Borrower or such Subsidiary at the time in a comparable arm's length transaction with a Person other than an Affiliate, provided that the foregoing restriction shall not apply to transactions between or among the Borrower and any Guarantor or between and among any Guarantors.

     8.06 Use of Proceeds.

     Use the proceeds of any Credit Extension, whether directly or indirectly, and whether immediately, incidentally or ultimately, to purchase or carry margin stock (within the meaning of Regulation U of the FRB) or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose, in each case in violation of, or for a purpose that violates, or would be inconsistent with, Regulation T, U or X of the FRB.

     8.07 Financial Covenants.

     (a) Consolidated Interest Coverage Ratio. Permit the Consolidated Interest Coverage Ratio as of the end of any fiscal quarter of the Borrower to be less than 3.00:1.00.

     (b) Consolidated Leverage Ratio. Permit the Consolidated Leverage Ratio as of the end of any fiscal quarter of the Borrower to be greater than 3.50:1.00.

     8.08 ERISA.

     At any time engage in a transaction that is subject to Section 4069 or 4212(c) of ERISA, or permit any Plan to (a) engage in any non-exempt "prohibited transaction" (as defined in Section 4975 of the Code); (b) fail to comply with ERISA or any other applicable Laws; or (c) incur any material "accumulated funding deficiency" (as defined in Section 302 of ERISA), that, with respect to each event listed above, would reasonably be expected to have a Material Adverse Effect.


                                  Article IX.

                         EVENTS OF DEFAULT AND REMEDIES

     9.01 Events of Default.

     Any of the following shall constitute an Event of Default:

     (a) Non-Payment. The Borrower or any other Loan Party fails to pay (i) when and as required to be paid herein, in the currency required hereunder, any amount of principal of any Loan or any L/C Obligation, or (ii) within three Business Days after the same becomes due, any interest on any Loan or on any L/C Obligation, or any facility fee, utilization fee or other fee due hereunder, or (iii) within five Business Days after the same becomes due, any other amount payable hereunder or under any other Loan Document; or

     (b) Specific Covenants. The Borrower fails to perform or observe any term, covenant or agreement contained in any of Section 7.03, 7.05 or 7.11 or
     Article VIII; or

     (c) Other Defaults. Any Loan Party fails to perform or observe any other covenant or agreement (not specified in subsection (a) or (b) above) contained in any Loan Document on its part to be performed or observed and such failure continues for thirty days; or

     (d) Representations and Warranties. Any representation, warranty, certification or statement of fact made or deemed made by or on behalf of the Borrower or any other Loan Party herein, in any other Loan Document, or in any document delivered in connection herewith or therewith shall be incorrect or misleading when made or deemed made; or

     (e) Cross-Default. (i) The Borrower or any Subsidiary (A) fails to make any payment when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) in respect of any Indebtedness or Guarantee (other than Indebtedness hereunder and Indebtedness under Swap Contracts) having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than the Threshold Amount, or (B) fails to observe or perform any other agreement or condition relating to any such Indebtedness or Guarantee or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event occurs, the effect of which default or other event is to cause, or to permit the holder or holders of such Indebtedness or the beneficiary or beneficiaries of such Guarantee (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to be demanded or to become due or to be repurchased, prepaid, defeased or redeemed (automatically or otherwise), or an offer to repurchase, prepay, defease or redeem such Indebtedness to be made, prior to its stated maturity, or such Guarantee to become payable or cash collateral in respect thereof to be demanded; or (ii) there occurs under any Swap Contract an Early Termination Date (as defined in such Swap Contract) resulting from (A) any event of default under such Swap Contract as to which the Borrower or any Subsidiary is the Defaulting Party (as defined in such Swap Contract) or (B) any Termination Event (as so defined) under such Swap Contract as to which the Borrower or any Subsidiary is an Affected Party (as so defined) and, in either event, the Swap Termination Value owed by the Borrower or such Subsidiary as a result thereof is greater than the Threshold Amount; or

     (f) Insolvency Proceedings, Etc.

     (i) Any Loan Party or any of its Subsidiaries institutes or consents to the institution of any proceeding under any Debtor Relief Law, or makes an assignment for the benefit of creditors; or applies for or consents to the appointment of any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer for it or for all or any material part of its property; or

     (ii) Any receiver, trustee, custodian, conservator, liquidator, rehabilitator or similar officer is appointed without the application or consent of such Person and the appointment continues undismissed for sixty calendar days, or an order or decree approving or ordering such appointment shall continue unstayed for thirty calendar days; or any proceeding under any Debtor Relief Law relating to any such Person or to all or any material part of its property is instituted without the consent of such Person and continues undismissed for sixty calendar days, or an order or decree approving or ordering such proceeding shall continue unstayed for thirty calendar days; or

     (g) Inability to Pay Debts; Attachment.

     (i) The Borrower or any Subsidiary becomes unable or admits in writing its inability or fails generally to pay its debts as they become due; or

     (ii) Any writ or warrant of attachment or execution or similar process is issued or levied against all or any material part of the property of any such Person and such process, if not fully bonded, continues undismissed for sixty calendar days, or an order or decree approving or ordering such process shall continue unstayed for thirty calendar days; or

     (h) Judgments. There is entered against the Borrower or any Subsidiary (i) a final judgment or order for the payment of money in an aggregate amount exceeding the Threshold Amount (to the extent not covered by independent third-party insurance as to which the insurer does not dispute coverage), or (ii) any one or more non-monetary final judgments that have, or would reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect and, in either case, (A) enforcement proceedings are commenced by any creditor upon such judgment or order, or (B) there is a period of forty-five consecutive days during which a stay of enforcement of such judgment, by reason of a pending appeal or otherwise, is not in effect; or

     (i) ERISA. (i) An ERISA Event occurs with respect to a Pension Plan or Multiemployer Plan that has resulted or would reasonably be expected to result in liability of the Borrower under Title IV of ERISA to the Pension Plan, Multiemployer Plan or the PBGC in an aggregate amount in excess of the Threshold Amount, or (ii) the Borrower or any ERISA Affiliate fails to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under Section 4201 of ERISA under a Multiemployer Plan in an aggregate amount in excess of the Threshold Amount; or

     (j) Invalidity of Loan Documents. Any Loan Document, at any time after its execution and delivery and for any reason other than as expressly permitted hereunder or satisfaction in full of all the Obligations, ceases to be in full force and effect; or any Loan Party or any other Person contests in any manner the validity or enforceability of any Loan Document; or any Loan Party denies that it has any or further liability or obligation under any Loan Document, or purports to revoke, terminate or rescind any Loan Document; or

     (k) Change of Control. There occurs any Change of Control with respect to the Borrower.

     9.02 Remedies Upon Event of Default.

     If any Event of Default occurs and is continuing, the Administrative Agent shall, at the request of, or may, with the consent of, the Required Lenders, take any or all of the following actions:

     (a) declare the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions to be terminated, whereupon such commitments and obligation shall be terminated;

     (b) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower;

     (c) require that the Borrower Cash Collateralize the L/C Obligations (in an amount equal to the Dollar Equivalent of the then Outstanding Amount thereof as such amount may vary from time to time); and

     (d) exercise on behalf of itself and the Lenders all rights and remedies available to it and the Lenders under the Loan Documents or applicable law;

     provided, however, that upon the occurrence of an actual or deemed entry of an order for relief with respect to the Borrower under the Bankruptcy Code of the United States, the obligation of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions shall automatically terminate, the unpaid principal amount of all outstanding Loans and all interest and other amounts as aforesaid shall automatically become due and payable, and the obligation of the Borrower to Cash Collateralize the L/C Obligations as aforesaid shall automatically become effective, in each case without further act of the Administrative Agent or any Lender.

     9.03 Application of Funds.

     After the exercise of remedies provided for in Section 9.02 (or after the Loans have automatically become immediately due and payable and the L/C Obligations have automatically been required to be Cash Collateralized as set forth in the proviso to Section 9.02), any amounts received on account of the Obligations shall be applied by the Administrative Agent in the following order:

     First, to payment of that portion of the Obligations constituting fees, indemnities, expenses and other amounts (including Attorney Costs and amounts payable under Article III) payable to the Administrative Agent in its capacity as such;

     Second, to payment of that portion of the Obligations constituting fees, indemnities and other amounts (other than principal and interest) payable to the Lenders (including Attorney Costs and amounts payable under Article
     III), ratably among them in proportion to the amounts described in this clause Second payable to them;

     Third, to payment of that portion of the Obligations constituting accrued and unpaid interest on the Loans and L/C Borrowings, ratably among the Lenders in proportion to the respective amounts described in this clause Third payable to them;

     Fourth, to payment of that portion of the Obligations constituting unpaid principal of the Loans, L/C Borrowings and Swap Contracts, ratably among the Lenders in proportion to the respective amounts described in this clause Fourth held by them;

     Fifth, to the Administrative Agent for the account of the L/C Issuer, to Cash Collateralize that portion of L/C Obligations comprised of the aggregate undrawn amount of Letters of Credit; and

     Last, the balance, if any, after all of the Obligations have been indefeasibly paid in full, to the Borrower or as otherwise required by Law.

     Subject to Section 2.03(c), amounts used to Cash Collateralize the aggregate undrawn amount of Letters of Credit pursuant to clause Fifth above shall be applied to satisfy drawings under such Letters of Credit as they occur. If any amount remains on deposit as Cash Collateral after all Letters of Credit have either been fully drawn or expired, such remaining amount shall be applied to the other Obligations, if any, in the order set forth above.


                                   Article X.

                              ADMINISTRATIVE AGENT

     10.01 Appointment and Authorization of Administrative Agent.

     (a) Each Lender hereby irrevocably appoints, designates and authorizes the Administrative Agent to take such action on its behalf under the provisions of this Agreement and each other Loan Document and to exercise such powers and perform such duties as are expressly delegated to it by the terms of this Agreement or any other Loan Document, together with such powers as are reasonably incidental thereto.

     Notwithstanding any provision to the contrary contained elsewhere herein or in any other Loan Document, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, nor shall the Administrative Agent have or be deemed to have any fiduciary relationship with any Lender or participant, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent. Without limiting the generality of the foregoing sentence, the use of the term "agent" herein and in the other Loan Documents with reference to the Administrative Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable Law. Instead, such term is used merely as a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties.

     (b) The L/C Issuer shall act on behalf of the Lenders with respect to any Letters of Credit issued by it and the documents associated therewith, and the L/C Issuer shall have all of the benefits and immunities (i) provided to the Administrative Agent in this Article X with respect to any acts taken or omissions suffered by the L/C Issuer in connection with Letters of Credit issued by it or proposed to be issued by it and the applications and agreements for letters of credit pertaining to such Letters of Credit as fully as if the term "Administrative Agent" as used in this Article X and in the definition of "Agent-Related Person" included the L/C Issuer with respect to such acts or omissions, and (ii) as additionally provided herein with respect to the L/C Issuer.

     10.02 Delegation of Duties.

     The Administrative Agent may execute any of its duties under this Agreement or any other Loan Document by or through agents, employees or attorneys-in-fact and shall be entitled to advice of counsel and other consultants or experts concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects in the absence of gross negligence or willful misconduct.

     10.03 Liability of Administrative Agent.

     No Agent-Related Person shall (a) be liable for any action taken or omitted to be taken by any of them under or in connection with this Agreement or any other Loan Document or the transactions contemplated hereby (except for its own gross negligence or willful misconduct in connection with its duties expressly set forth herein), or (b) be responsible in any manner to any Lender or participant for any recital, statement, representation or warranty made by any Loan Party or any officer thereof, contained herein or in any other Loan Document, or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document, or the validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document, or for any failure of any Loan Party or any other party to any Loan

     Document  to  perform  its   obligations   hereunder  or   thereunder.   No
     Agent-Related Person shall be under any obligation to any Lender or participant to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of any Loan Party or any Affiliate thereof.

     10.04 Reliance by Administrative Agent.

     (a) The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, communication, signature, resolution, representation, notice, consent, certificate, affidavit, letter, telegram, facsimile, telex or telephone message, electronic mail message, statement or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper
     Person or Persons, and upon advice and statements of legal counsel (including counsel to any Loan Party), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under any Loan Document unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate and, if it so requests, it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other Loan Document in accordance with a request or consent of the Required Lenders (or such greater number of Lenders as may be expressly required hereby in any instance) and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders.

     (b) For purposes of determining compliance with the conditions specified in
     Section 5.01, each Lender that has signed this Agreement shall be deemed to have consented to, approved or accepted or to be satisfied with, each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to a Lender unless the Administrative Agent shall have received notice from such Lender prior to the proposed Closing Date specifying its objection thereto.

     10.05 Notice of Default.

     The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default, except with respect to defaults in the payment of principal, interest and fees required to be paid to the Administrative Agent for the account of the Lenders, unless the Administrative Agent shall have received written notice from a Lender or the Borrower referring to this Agreement, describing such Default and stating that such notice is a "notice of default." The Administrative Agent will notify the Lenders of its receipt of any such notice. The Administrative Agent shall take such action with respect to such Default as may be directed by the Required Lenders in accordance with Article IX; provided, however, that unless and until the Administrative Agent has received any such direction, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable or in the best interest of the Lenders.

     10.06 Credit Decision; Disclosure of Information by Administrative Agent.

     Each Lender acknowledges that no Agent-Related Person has made any representation or warranty to it, and that no act by the Administrative Agent hereafter taken, including any consent to and acceptance of any assignment or review of the affairs of any Loan Party or any Affiliate thereof, shall be deemed to constitute any representation or warranty by any Agent-Related Person to any Lender as to any matter, including whether Agent-Related Persons have disclosed material information in their possession. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon any Agent-Related Person and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, prospects, operations, property, financial and other condition and creditworthiness of the Loan Parties and their respective Subsidiaries, and all applicable bank or other regulatory Laws relating to the transactions contemplated hereby, and made its own decision to enter into this Agreement and to extend credit to the Borrower and the other Loan Parties hereunder. Each Lender also represents that it will, independently and without reliance upon any Agent-Related Person and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Loan Documents, and to make such investigations as it deems necessary to inform itself as to the business, prospects, operations, property, financial and other condition and creditworthiness of the Borrower and the other Loan Parties. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent herein, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, prospects, operations, property, financial and other condition or creditworthiness of any of the Loan Parties or any of their respective Affiliates that may come into the possession of any Agent-Related Person.

     10.07 Indemnification of Administrative Agent.

     Whether or not the transactions contemplated hereby are consummated, the Lenders shall indemnify upon demand each Agent-Related Person (to the extent not reimbursed by or on behalf of any Loan Party and without limiting the obligation of any Loan Party to do so), pro rata, and hold harmless each Agent-Related Person from and against any and all Indemnified Liabilities incurred by it; provided, however, that no Lender shall be liable for the payment to any Agent-Related Person of any portion of such Indemnified Liabilities to the extent determined in a final, nonappealable judgment by a court of competent jurisdiction to have resulted from such Agent-Related Person's own gross negligence or willful misconduct; provided, however, that no action taken in accordance with the directions of the Required Lenders shall be deemed to constitute gross negligence or willful misconduct for purposes of this Section. Without limitation of the foregoing, each Lender shall reimburse the Administrative Agent upon demand for its ratable share of any costs or out-of-pocket expenses (including Attorney Costs) incurred by the Administrative Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, any other Loan Document, or any document contemplated by or referred to herein, to the extent that the Administrative Agent is not reimbursed for such expenses by or on behalf of the Borrower. The undertaking in this Section shall survive termination of the Aggregate Commitments, the payment of all other Obligations and the resignation of the Administrative Agent.

     10.08 Administrative Agent in its Individual Capacity.

     Bank of America and its Affiliates may make loans to, issue letters of credit for the account of, accept deposits from, acquire equity interests in and generally engage in any kind of banking, trust, financial advisory, underwriting or other business with each of the Loan Parties and their respective Affiliates as though Bank of America were not the Administrative Agent or the L/C Issuer hereunder and without notice to or consent of the Lenders. The Lenders acknowledge that, pursuant to such activities, Bank of America or its Affiliates may receive information regarding any Loan Party or its Affiliates (including information that may be subject to confidentiality obligations in favor of such Loan Party or such Affiliate) and acknowledge that the Administrative Agent shall be under no obligation to provide such information to them. With respect to its Loans, Bank of America shall have the same rights and powers under this Agreement as any other Lender and may exercise such rights and powers as though it were not the Administrative Agent or the L/C Issuer, and the terms "Lender" and "Lenders" include Bank of America in its individual capacity.

     10.09 Successor Administrative Agent.

     The Administrative Agent may resign as Administrative Agent upon thirty days' notice to the Lenders; provided that any such resignation by Bank of America shall also constitute its resignation as L/C Issuer and Swing Line Lender. If the Administrative Agent resigns under this Agreement, the Required Lenders shall appoint from among the Lenders a successor administrative agent for the Lenders, which successor administrative agent shall be consented to by the Borrower at all times other than during the existence of an Event of Default (which consent of the Borrower shall not be unreasonably withheld or delayed). If no successor administrative agent is appointed prior to the effective date of the resignation of the Administrative Agent, the Administrative Agent may appoint, after consulting with the Lenders and the Borrower, a successor administrative agent from among the Lenders. Upon the acceptance of its appointment as successor administrative agent hereunder, the Person acting as such successor administrative agent shall succeed to all the rights, powers and duties of the retiring Administrative Agent, L/C Issuer and Swing Line Lender and the respective terms "Administrative Agent," "L/C Issuer" and "Swing Line Lender" shall mean such successor administrative agent, Letter of Credit issuer and swing line lender, and the retiring Administrative Agent's appointment, powers and duties as Administrative Agent shall be terminated and the retiring L/C Issuer's and Swing Line Lender's rights, powers and duties as such shall be terminated, without any other or further act or deed on the part of such retiring L/C Issuer or Swing Line Lender or any other Lender, other than the obligation of the successor L/C Issuer to issue letters of credit in substitution for the Letters of Credit, if any, outstanding at the time of such succession or to make other arrangements satisfactory to the retiring L/C Issuer to effectively assume the obligations of the retiring L/C Issuer with respect to such Letters of Credit. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this
     Article X and Sections 11.04 and 11.05 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement. If no successor administrative agent has accepted appointment as Administrative Agent by the date thirty days following a retiring Administrative Agent's notice of resignation, the retiring Administrative Agent's resignation shall nevertheless thereupon become effective and the Lenders shall perform all of the duties of the Administrative Agent hereunder until such time, if any, as the Required Lenders appoint a successor agent as provided for above.

     10.10 Administrative Agent May File Proofs of Claim.

     In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to any Loan Party, the Administrative Agent (irrespective of whether the principal of any Loan or L/C Obligation shall then be due and payable as herein expressed or by declaration or otherwise and irrespective of whether the Administrative Agent shall have made any demand on the Borrower) shall be entitled and empowered, by intervention in such proceeding or otherwise:

     (a) to file and prove a claim for the whole amount of the principal and interest owing and unpaid in respect of the Loans, L/C Obligations and all other Obligations (other than Swap Contracts) that are owing and unpaid and to file such other documents as may be necessary or advisable in order to have the claims of the Lenders and the Administrative Agent (including any claim for the reasonable compensation, expenses, disbursements and advances of the Lenders and the Administrative Agent and their respective agents and counsel and all other amounts due the Lenders and the Administrative Agent under Sections 2.03(i) and (j), 2.09 and 11.04) allowed in such judicial proceeding; and

     (b) to collect and receive any monies or other property payable or deliverable on any such claims and to distribute the same;and any custodian, receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Lender to make such payments to the Administrative Agent and, in the event that the Administrative Agent shall consent to the making of such payments directly to the Lenders, to pay to the Administrative Agent any amount due for the reasonable compensation, expenses, disbursements and advances of the Administrative Agent and its agents and counsel, and any other amounts due the Administrative Agent under Sections
     2.09 and 11.04.

     Nothing contained herein shall be deemed to authorize the Administrative Agent to authorize or consent to or accept or adopt on behalf of any Lender any plan of reorganization, arrangement, adjustment or composition affecting the Obligations or the rights of any Lender or to authorize the Administrative Agent to vote in respect of the claim of any Lender in any such proceeding.

     10.11 Guaranty Matters.

     The Lenders irrevocably authorize the Administrative Agent, at its option and in its discretion, to release any Guarantor from its obligations under the Guaranty if such Person ceases to be a Subsidiary as a result of a transaction permitted hereunder. Upon request by the Administrative Agent at any time, the Required Lenders will confirm in writing the
     Administrative Agent's authority to release any Guarantor from its obligations under the Guaranty pursuant to this Section 10.12.

     10.12 Other Agents; Arrangers and Managers.

     None of the Lenders or other Persons identified on the facing page or signature pages of this Agreement as a "syndication agent," "documentation agent," "co-agent," "book manager," "lead manager," "arranger," "lead arranger" or "co-arranger" shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than, in the case of such Lenders, those applicable to all Lenders as such. Without limiting the foregoing, none of the Lenders or other Persons so identified shall have or be deemed to have any fiduciary relationship with any Lender. Each Lender acknowledges that it has not relied, and will not rely, on any of the Lenders or other Persons so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.


                                  Article XI.

                                 MISCELLANEOUS

     11.01 Amendments, Etc.

     No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent to any departure by the Borrower or any other Loan Party therefrom, shall be effective unless in writing signed by the Required Lenders and the Borrower and the Loan Parties, and acknowledged by the Administrative Agent, and each such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such amendment, waiver or consent shall, unless in writing and signed by each of the Lenders directly affected thereby and by the Borrower, and acknowledged by the Administrative Agent, do any of the following:

     (a) extend or increase the Commitment of any Lender (or reinstate any Commitment terminated pursuant to Section 9.02), it being understood that a waiver of an Event of Default or a mandatory reduction in Commitments is not considered an increase in Commitments;

     (b) postpone any date fixed by this Agreement or any other Loan Document for any payment of principal, interest, fees or other amounts due to any Lender hereunder or under any other Loan Document;

     (c) reduce the principal of, or the rate of interest specified herein on, any Loan or L/C Borrowing, or (subject to clause (vi) of the second proviso to this Section 11.01) any fees or other amounts payable hereunder or under any other Loan Document without the written consent of each Lender directly affected thereby; provided, however, that only the consent of the Required Lenders shall be necessary to amend the definition of "Default Rate" or to waive any obligation of the Borrower to pay interest at the Default Rate;

     (d) change any provision of this Agreement regarding pro rata sharing or pro rata funding with respect to (i) the making of advances (including participations), (ii) the manner of application of payments or prepayments of principal, interest, the Facility Fee, the Utilization Fee and the Letter of Credit Fees (other than fronting fees for the account of the L/C Issuers), (iii) the manner of application of reimbursement obligations from drawings under Letters of Credit, or (iv) the manner of reduction of the respective commitments and committed amounts;

     (e) change any provision of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to amend, waive or otherwise modify any rights hereunder or make any determination or grant any consent hereunder;

     (f) amend the definition of "Alternative Currency" to add additional currencies; or

     (g) release all or substantially all of the Guarantors from their obligations hereunder; and, provided further, that (i) no amendment, waiver or consent shall, unless in writing and signed by Lenders having more than 50% of the Aggregate Domestic Commitments or, if the Domestic Commitments have been terminated, Lenders holding more than 50% of the Domestic Loan Obligations (including, in each case, the aggregate amount of such Lender's risk participation and funded participation in Domestic L/C Obligations and Swing Line Loans), waive any of the conditions in Section 5.02 to Credit Extensions of Domestic Loan Obligations or extend the time for, or reduce the amount, or otherwise alter the manner of application of proceeds (with respect to prepayments under Section 2.05 or otherwise) in respect of Domestic Commitments, (ii) no amendment, waiver or consent shall, unless in writing and signed by Lenders having more than 50% of the Aggregate Multicurrency Commitments or, if the Multicurrency Commitments have been terminated, Lenders holding more than 50% of the Multicurrency Loan Obligations (including, in each case, the aggregate amount of such Lender's risk participation and funded participation in Multicurrency L/C Obligations), waive any of the conditions in Section 5.02 to Credit Extensions of Multicurrency Loan Obligations or extend the time for, or reduce the amount, or otherwise alter the manner of application of proceeds (with respect to prepayments under Section 2.05 or otherwise) in respect of Multicurrency Commitments, (iii) no amendment, waiver or consent shall, unless in writing and signed by the L/C Issuer in addition to the Lenders required above, affect the rights or duties of the L/C Issuer under this Agreement or any Letter of Credit Application relating to any Letter of Credit issued or to be issued by it; (iv) no amendment, waiver or consent shall, unless in writing and signed by the Swing Line Lender in addition to the Lenders required above, affect the rights or duties of the Swing Line Lender under this Agreement; (v) no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Lenders required above, affect the rights or duties of the Administrative Agent under this Agreement or any other Loan Document; and (vi) the Fee Letter may be amended, or rights or privileges thereunder waived, in a writing executed only by the parties thereto. Notwithstanding anything to the contrary herein, no Defaulting Lender shall have any right to approve or disapprove any amendment, waiver or consent hereunder, except that the Commitment of such Lender may not be increased or extended without the consent of such Lender.

     11.02 Notices and Other Communications; Facsimile Copies.

     (a) General. Unless otherwise expressly provided herein, all notices and other communications provided for hereunder shall be in writing (including by facsimile transmission). All such written notices shall be mailed, faxed or delivered to the applicable address, facsimile number or (subject to subsection (c) below) electronic mail address, and all notices and other communications expressly permitted hereunder to be given by telephone shall be made to the applicable telephone number, as follows: if to the Borrower, the Administrative Agent, the L/C Issuer, the Swing Line Lender or any
     Lender, to the address, facsimile number, electronic mail address or telephone number specified for such Person on Schedule 11.02 or to such other address, facsimile number, electronic mail address or telephone number as shall be designated by such party in a notice to the other parties.

     All such notices and other communications shall be deemed to be given or made upon the earlier to occur of (i) actual receipt by the relevant party hereto and (ii) (A) if delivered by hand or by courier, when signed for by or on behalf of the relevant party hereto; (B) if delivered by mail, four Business Days after deposit in the mails, postage prepaid; (C) if delivered by facsimile, when sent and receipt has been confirmed by telephone; and
     (D) if delivered by electronic mail (which form of delivery is subject to the provisions of subsection (c) below), when delivered; provided, however, that notices and other communications to the Administrative Agent, the L/C Issuer and the Swing Line Lender pursuant to Article II shall not be effective until actually received by such Person. In no event shall a voicemail message be effective as a notice, communication or confirmation hereunder.

     (b) Effectiveness of Facsimile Documents and Signatures. Loan Documents may be transmitted and/or signed by facsimile. The effectiveness of any such documents and signatures shall, subject to applicable Law, have the same force and effect as manually signed originals and shall be binding on all Loan Parties, the Administrative Agent and the Lenders. The Administrative Agent may also require that any such documents and signatures be confirmed by a manually signed original thereof; provided, however, that the failure to request or deliver the same shall not limit the effectiveness of any facsimile document or signature.

     (c) Limited Use of Electronic Mail. Electronic mail and internet and intranet websites may be used only to distribute routine communications, such as financial statements and other information as provided in Section 7.02, and to distribute Loan Documents for execution by the parties thereto, and may not be used for any other purpose.

     (d) Reliance by Administrative Agent and Lenders. The Administrative Agent and the Lenders shall be entitled to rely and act upon any notices (including telephonic Committed Loan Notices and Swing Line Loan Notices) purportedly given by or on behalf of the Borrower and received by the Administrative Agent and the Lenders in good faith even if (i) such notices were not made in a manner specified herein, were incomplete or were not preceded or followed by any other form of notice specified herein, or (ii) the terms thereof, as understood by the recipient, varied from any confirmation thereof. The Borrower shall indemnify each Agent-Related Person and each Lender from all losses, costs, expenses and liabilities resulting from the reliance by such Person on each notice purportedly given by or on behalf of the Borrower. All telephonic notices to and other communications with the Administrative Agent may be recorded by the Administrative Agent, and each of the parties hereto hereby consents to such recording.

     11.03 No Waiver; Cumulative Remedies

     No failure by any Lender or the Administrative Agent to exercise, and no delay by any such Person in exercising, any right, remedy, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

     11.04 Attorney Costs, Expenses and Taxes

     The Borrower  agrees (a) to pay or reimburse the  Administrative  Agent for all reasonable costs and expenses incurred in connection with the preparation, negotiation and execution of this Agreement and the other Loan Documents and any amendment, waiver, consent or other modification of the provisions hereof and thereof (whether or not the transactions contemplated hereby or thereby are consummated), and the consummation and administration of the transactions contemplated hereby and thereby, including all Attorney Costs and costs and expenses in connection with the use of Intralinks, Inc. or other similar information transmission systems in connection with this Agreement, and (b) to pay or reimburse the Administrative Agent and each Lender for all costs and expenses incurred in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies under this Agreement or the other Loan Documents (including all such costs and expenses incurred during any "workout" or restructuring in respect of the Obligations and during any legal proceeding, including any proceeding under any Debtor Relief Law), including all Attorney Costs. The foregoing costs and expenses shall include out-of-pocket expenses incurred by the Administrative Agent and the cost of independent public accountants and other outside experts retained by the Administrative Agent or any Lender; provided that, so long as no Default or Event of Default exists and is continuing under this Agreement, such costs and expenses shall not include independent audits on behalf of the Administrative Agent or any Lender. All amounts due under this Section 11.04 shall be payable within ten Business Days after demand therefor. The agreements in this Section shall survive the termination of the Aggregate Commitments and repayment of all other Obligations.

     11.05 Indemnification by the Borrower.

     Whether or not the transactions contemplated hereby are consummated, the Borrower agrees to indemnify and hold harmless each Agent-Related Person, each Lender and their respective Affiliates, directors, officers, employees, counsel, agents and attorneys-in-fact (collectively the "Indemnitees") from and against any and all liabilities, obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses and disbursements (including Attorney Costs) of any kind or nature whatsoever (other than Taxes, Other Taxes and Excluded Taxes (as to which Section 3.01 governs)) that may at any time be imposed on, incurred by or asserted against any such Indemnitee in any way relating to or arising out of or in connection with (a) the execution, delivery, enforcement, performance or administration of any Loan Document or any other agreement, letter or instrument delivered in connection with the transactions contemplated thereby or the consummation of the transactions contemplated thereby, (b) any Commitment, Loan or Letter of Credit or the use or proposed use of the proceeds therefrom (including any refusal by the L/C Issuer to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), or (c) any actual or alleged presence or release of Hazardous Materials on or from any property currently or formerly owned or operated by the Borrower, any other Loan Party, or any of their Subsidiaries, or any Environmental Liability related in any way to the Borrower, any other Loan Party, or any of their Subsidiaries, that has arisen because of such Indemnitee's relationship with the Borrower, any other Loan Party, or any of their Subsidiaries, or (d) any actual or threatened claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory (including any investigation of, preparation for, or defense of any pending or threatened claim, investigation, litigation or proceeding) and regardless of whether any Indemnitee is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities"); provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such liabilities, obligations, losses, damages, penalties, claims, demands, actions, judgments, suits, costs, expenses or disbursements are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee. Except to the extent directly resulting from an Indemnitee's gross negligence or willful misconduct, such Indemnitee (i) shall not be liable for any damages arising from the use by others of any information or other materials obtained through IntraLinks or other similar information transmission systems in connection with this Agreement, and (ii) shall not have any liability for any indirect or consequential damages relating to this Agreement or any other Loan Document or arising out of its activities in connection herewith or therewith (whether before or after the Closing Date). All amounts due under this
     Section 11.05 shall be payable within ten Business Days after demand therefor. The agreements in this Section shall survive the resignation of the Administrative Agent, the replacement of any Lender, the termination of the Aggregate Commitments and the repayment, satisfaction or discharge of all the other Obligations.

     11.06 Payments Set Aside.

     To the extent that any payment by or on behalf of the Borrower is made to the Administrative Agent or any Lender, or the Administrative Agent or any Lender exercises its right of set-off, and such payment or the proceeds of such set-off or any part thereof (or the Dollar Equivalent amount thereof) is subsequently invalidated, declared to be fraudulent or preferential, set aside or required (including pursuant to any settlement entered into by the Administrative Agent or such Lender in its discretion) to be repaid to a trustee, receiver or any other party, in connection with any proceeding under any Debtor Relief Law or otherwise, then (a) to the extent of such recovery, the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such set-off had not occurred, and (b) each Lender severally agrees to pay to the Administrative Agent upon demand its applicable share of any amount so recovered from or paid by the Administrative Agent, plus interest thereon from the date of such demand to the date such payment is made at a rate per annum equal to the Federal Funds Rate from time to time in effect, in the applicable currency of such recovery or payment.

     11.07 Successors and Assigns.

     (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender and no Lender may assign or otherwise transfer any of its rights or obligations hereunder except (i) to an Eligible Assignee in accordance with the provisions of subsection (b) of this Section, (ii) by way of participation in accordance with the provisions of subsection (d) of this Section or (iii) by way of pledge or assignment of a security interest subject to the restrictions of subsection (f) of this Section (and any other attempted assignment or transfer by any party hereto shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby, Participants to the extent provided in subsection (d) of this Section and, to the extent expressly contemplated hereby, the Indemnitees) any legal or equitable right, remedy or claim under or by reason of this Agreement.

     (b) Any Lender may at any time assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans (including for purposes of this subsection (b), participations in L/C Obligations and in Swing Line Loans) at the time owing to it); provided that (i) except in the case of an assignment of the entire remaining amount of the assigning Lender's
     Commitment and the Loans at the time owing to it or in the case of an assignment to a Lender or an Affiliate of a Lender or an Approved Fund (as defined in subsection (g) of this Section) with respect to a Lender, the aggregate amount of the Commitment (which for this purpose includes Loans outstanding thereunder) subject to each such assignment, determined as of the date the Assignment and Assumption with respect to such assignment is delivered to the Administrative Agent or, if "Trade Date" is specified in the Assignment and Assumption, as of the Trade Date, shall not be less than $5,000,000 unless each of the Administrative Agent and, so long as no Event of Default has occurred and is continuing, the Borrower otherwise consents (each such consent not to be unreasonably withheld or delayed); (ii) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement with respect to the Loans or the Commitment assigned, except that this clause (ii) shall not apply to rights in respect of Swing Line Loans; (iii) any assignment of a Commitment must be approved by the Administrative Agent, the L/C Issuer and the Swing Line Lender unless the Person that is the proposed assignee is itself a Lender (whether or not the proposed assignee would otherwise qualify as an Eligible Assignee); and (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Assumption, together with a processing and recordation fee payable by the Assignor (or as otherwise provided in
     Section 11.16 hereof) of $3,500. Subject to acceptance and recording thereof by the Administrative Agent pursuant to subsection (c) of this Section, from and after the effective date specified in each Assignment and Assumption, the Eligible Assignee thereunder shall be a party to this Agreement and, to the extent of the interest assigned by such Assignment and Assumption, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Assumption, be released from its obligations under this Agreement (and, in the case of an Assignment and Assumption covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 3.01, 3.04, 3.05, 11.04 and 11.05 with respect to facts and circumstances occurring prior to the effective date of such assignment). Upon request, the Borrower (at its expense) shall execute and deliver a Note to the assignee Lender. Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this subsection shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with subsection (d) of this Section.

     (c) The Administrative Agent, acting solely for this purpose as an agent of the Borrower, shall maintain at the Administrative Agent's Office a copy of each Assignment and Assumption delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitments of, and principal amounts of the Loans and L/C Obligations owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

     (d) Any Lender may at any time, without the consent of, or notice to, the Borrower or the Administrative Agent, sell participations to any Person (other than a natural person or the Borrower or any of the Borrower's Affiliates or Subsidiaries) (each, a "Participant") in all or a portion of such Lender's rights and/or obligations under this Agreement (including all or a portion of its Commitment and/or the Loans (including such Lender's participations in L/C Obligations and/or Swing Line Loans) owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, waiver or other modification described in the first proviso to
     Section 11.01 that directly affects such Participant. Subject to subsection
     (e) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 3.01, 3.04 and 3.05 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to subsection (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 11.09 as though it were a Lender, provided such Participant agrees to be subject to
     Section 2.13 as though it were a Lender.

     (e) A Participant shall not be entitled to receive any greater payment under Section 3.01 or 3.04 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 3.01 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section
     11.15 as though it were a Lender.

     (f) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement (including under its Note, if any) to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank; provided that no such pledge or assignment shall release such Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

     (g) At the time of each assignment pursuant to Section 11.07(b) to a Foreign Lender that is not already a Lender hereunder, the assignee shall provide to the Administrative Agent and to the Borrower certification as to exemption for deduction or withholding of Taxes in accordance with Section
     11.15 and shall be subject to the provisions thereof.

     (h) Notwithstanding anything to the contrary contained herein, if at any time Bank of America assigns all of its Commitment and Loans pursuant to subsection (b) above, Bank of America may, (i) upon thirty days' notice to the Borrower and the Lenders, resign as L/C Issuer and/or (ii) upon thirty days' notice to the Borrower, resign as Swing Line Lender. In the event of any such resignation as L/C Issuer or Swing Line Lender, the Borrower shall be entitled to appoint from among the Lenders a successor L/C Issuer or Swing Line Lender hereunder; provided, however, that no failure by the Borrower to appoint any such successor shall affect the resignation of Bank of America as L/C Issuer or Swing Line Lender, as the case may be. If Bank of America resigns as L/C Issuer, it shall retain all the rights and obligations of the L/C Issuer hereunder with respect to all Letters of Credit outstanding as of the effective date of its resignation as L/C Issuer and all L/C Obligations with respect thereto (including the right to require the Lenders to make Base Rate Loans or fund risk participations in Unreimbursed Amounts pursuant to Section 2.03(c)). If Bank of America resigns as Swing Line Lender, it shall retain all the rights of the Swing Line Lender provided for hereunder with respect to Swing Line Loans made by it and outstanding as of the effective date of such resignation, including the right to require the Lenders to make Base Rate Loans or fund risk participations in outstanding Swing Line Loans pursuant to Section 2.04(c).

     11.08 Confidentiality.

     Each of the Administrative Agent and the Lenders agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential); (b) to the extent requested by any regulatory authority; (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process;
     (d) to any other party to this Agreement; (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder; (f) subject to an agreement containing provisions substantially the same as those of this Section, to (i) any Eligible Assignee of or Participant in, or any prospective Eligible Assignee of or Participant in, any of its rights or obligations under this Agreement or (ii) any direct or indirect contractual counterparty or prospective counterparty (or such contractual counterparty's or prospective counterparty's professional advisor) to any credit derivative transaction relating to obligations of the Loan Parties;
     (g) with the consent of the  Borrower;  (h) to the extent such  Information
     (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Borrower; or (i) to the National Association of Insurance Commissioners or any other similar organization or any nationally recognized rating agency that requires access to information about a Lender's or its Affiliates' investment portfolio in connection with ratings issued with respect to such Lender or its Affiliates. In addition, the Administrative Agent and the Lenders may disclose the existence of this Agreement and information about this Agreement to market data collectors, similar service providers to the lending industry, and service providers to the Administrative Agent and the Lenders in connection with the administration and management of this Agreement, the other Loan Documents, the Commitments, and the Credit Extensions. For the purposes of this Section, "Information" means all information received from any Loan Party relating to any Loan Party or its business, other than any such information that is available to the Administrative Agent or any Lender on a nonconfidential basis prior to disclosure by any Loan Party; provided that, in the case of information received from a Loan Party after the date hereof, such information is clearly identified in writing at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

     11.09 Set-off.

     In addition to any rights and remedies of the Lenders provided by law, upon the occurrence and during the continuance of any Event of Default, each Lender and any Affiliate of any Lender is authorized at any time and from time to time, without prior notice to the Borrower or any other Loan Party, any such notice being waived by the Borrower (on its own behalf and on behalf of each Loan Party) to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing by, such Lender to or for the credit or the account of the respective Loan Parties against any and all Obligations owing to such Lender hereunder or under any other Loan Document, now or hereafter existing, irrespective of whether or not the

     Administrative Agent or such Lender shall have made demand under this Agreement or any other Loan Document and although such Obligations may be contingent or unmatured or denominated in a currency different from that of the applicable deposit or indebtedness. Each Lender agrees promptly to notify the Borrower and the Administrative Agent after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

     11.10 Interest Rate Limitation.

     Notwithstanding anything to the contrary contained in any Loan Document, the interest paid or agreed to be paid under the Loan Documents shall not exceed the maximum rate of non-usurious interest permitted by applicable Law (the "Maximum Rate"). If the Administrative Agent or any Lender shall receive interest in an amount that exceeds the Maximum Rate, the excess interest shall be applied to the principal of the Loans or, if it exceeds such unpaid principal, refunded to the Borrower. In determining whether the interest contracted for, charged, or received by the Administrative Agent or a Lender exceeds the Maximum Rate, such Person may, to the extent permitted by applicable Law, (a) characterize any payment that is not principal as an expense, fee, or premium rather than interest, (b) exclude voluntary prepayments and the effects thereof, and (c) amortize, prorate, allocate, and spread in equal or unequal parts the total amount of interest throughout the contemplated term of the Obligations hereunder.

     11.11 Counterparts.

     This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     11.12 Integration.

     This Agreement, together with the other Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and thereof and supersedes all prior agreements, written or oral, on such subject matter. In the event of any conflict between the provisions of this Agreement and those of any other Loan Document, the provisions of this Agreement shall control; provided that the inclusion of supplemental rights or remedies in favor of the Administrative Agent or the Lenders in any other Loan Document shall not be deemed a conflict with this Agreement.
     Each Loan Document was drafted with the joint participation of the respective parties thereto and shall be construed neither against nor in favor of any party, but rather in accordance with the fair meaning thereof.

     11.13 Survival of Representations and Warranties.

     All representations and warranties made hereunder and in any other Loan Document or other document delivered pursuant hereto or thereto or in connection herewith or therewith shall survive the execution and delivery hereof and thereof. Such representations and warranties have been or will be relied upon by the Administrative Agent and each Lender, regardless of any investigation made by the Administrative Agent or any Lender or on their behalf and notwithstanding that the Administrative Agent or any Lender may have had notice or knowledge of any Default at the time of any Credit Extension, and shall continue in full force and effect as long as any Loan or any other Obligation hereunder shall remain unpaid or unsatisfied or any Letter of Credit shall remain outstanding.

     11.14 Severability.

     If any provision of this Agreement or the other Loan Documents is held to be illegal, invalid or unenforceable, (a) the legality, validity and enforceability of the remaining provisions of this Agreement and the other Loan Documents shall not be affected or impaired thereby and (b) the parties shall endeavor in good faith negotiations to replace the illegal, invalid or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the illegal, invalid or unenforceable provisions. The invalidity of a provision in a particular jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

     11.15 Tax Forms.

     (a) (i) Each Lender that is not a "United States person" within the meaning of Section 7701(a)(30) of the Internal Revenue Code (a "Foreign Lender") shall deliver to the Administrative Agent and to the Borrower, on or prior to the date of its execution and delivery of this Agreement (or upon accepting an assignment of an interest herein), two duly signed completed copies of either IRS Form W-8BEN or any successor thereto (relating to such Foreign Lender and entitling it to an exemption from withholding tax on all payments to be made to such Foreign Lender by the Borrower pursuant to this Agreement) or IRS Form W-8ECI or any successor thereto (relating to all payments to be made to such Foreign Lender by the Borrower pursuant to this Agreement) or such other evidence satisfactory to the Borrower and the Administrative Agent that such Foreign Lender is entitled to an exemption from U.S. withholding tax, including any exemption pursuant to Sections 871(h) and 881(c) of the Internal Revenue Code. Thereafter and from time to time, each such Foreign Lender shall (A) promptly submit to the Administrative Agent and to the Borrower such additional duly completed and signed copies of one of such forms (or such successor forms as shall be adopted from time to time by the relevant United States taxing authorities) as may then be available under then current United States laws and regulations to avoid, or such evidence as is satisfactory to the Borrower and the Administrative Agent of any available exemption from United States withholding taxes in respect of all payments to be made to such

     Foreign Lender by the Borrower pursuant to this Agreement, (B) promptly notify the Administrative Agent and the Borrower of any change in circumstances that would modify or render invalid any claimed exemption, and (C) take such steps as shall not be materially disadvantageous to it, in the good faith judgment of such Lender, and as may be reasonably requested in writing by the Borrower (including filing any certificate or document or the re-designation of its Lending Office) to avoid any requirement of applicable Laws that the Borrower make any deduction or withholding for taxes from amounts payable to such Foreign Lender or to reduce the amount of any such deduction or withholding to the greatest extent possible.

     (ii) Each Foreign Lender, to the extent it does not act or ceases to act for its own account with respect to any portion of any sums paid or payable to such Lender under any of the Loan Documents (for example, in the case of a typical participation by such Lender), shall deliver to the Administrative Agent and to the Borrower on the date when such Foreign Lender ceases to act for its own account with respect to any portion of any such sums paid or payable, and at such other times as may be necessary in the determination of the Administrative Agent or the Borrower (in the reasonable exercise of their respective discretion), (A) two duly signed completed copies of the forms or statements required to be provided by such Lender as set forth above, to establish the portion of any such sums paid or payable with respect to which such Lender acts for its own account that is not subject to U.S. withholding tax, and (B) two duly signed completed copies of IRS Form W-8IMY (or any successor thereto), together with any information such Lender chooses to transmit with such form, and any other certificate or statement of exemption required under the Internal Revenue Code, to establish that such Lender is not acting for its own account with respect to a portion of any such sums payable to such Lender.

     (iii) Notwithstanding any other provision of this Agreement, the Borrower shall not be required to pay any additional amount or indemnification to any Foreign Lender under Section 3.01 (A) with respect to any Taxes required to be deducted or withheld on the basis of the information, certificates or statements of exemption such Lender transmits with an IRS Form W-8IMY pursuant to this Section 11.15(a) or (B) if such Lender shall have failed to satisfy the foregoing provisions of this Section 11.15(a); provided that if such Lender shall have satisfied the requirements of this
     Section 11.15(a) on the date such Lender became a Lender or ceased to act for its own account with respect to any payment under any of the Loan Documents, nothing in this Section 11.15(a) shall relieve the Borrower of its obligation to pay any amounts pursuant to Section 3.01 in the event that, as a result of any change in any applicable law, treaty or governmental rule, regulation or order such Lender is no longer properly entitled to deliver forms, certificates or other evidence at a subsequent date establishing the fact that such Lender or other Person for the account of which such Lender receives any sums payable under any of the Loan Documents is not subject to withholding or is subject to withholding at a reduced rate.

     (iv) The Administrative Agent may, without reduction, withhold any Taxes required to be deducted and withheld from any payment under any of the Loan Documents with respect to which the Borrower is not required to pay additional amounts under this Section 11.15(a).

     (b) Upon the request of the Administrative Agent, each Lender that is a "United States person" within the meaning of Section 7701(a)(30) of the Internal Revenue Code shall deliver to the Administrative Agent two duly signed completed copies of IRS Form W-9. If such Lender fails to deliver such forms, then the Administrative Agent may withhold from any interest payment to such Lender an amount equivalent to the applicable back-up withholding tax imposed by the Internal Revenue Code, without reduction. The Borrower shall have no liability under Section 3.01 or otherwise with respect to amounts withheld by the Administrative Agent pursuant to this
     Section 11.15(b).

     (c) If any Governmental Authority asserts that the Administrative Agent did not properly withhold or backup withhold, as the case may be, any tax or other amount from payments made to or for the account of any Lender, such Lender shall indemnify the Administrative Agent therefor, including all penalties and interest, any taxes imposed by any jurisdiction on the amounts payable to the Administrative Agent under this Section, and costs and expenses (including Attorney Costs) of the Administrative Agent. The obligation of the Lenders under this Section shall survive the termination of the Aggregate Commitments, repayment of all other Obligations hereunder and the resignation of the Administrative Agent.

     11.16 Replacement of Lenders.

     Under any circumstances set forth herein providing that the Borrower shall have the right to replace a Lender as a party to this Agreement, the Borrower may, upon notice to such Lender and the Administrative Agent, replace such Lender by causing such Lender to assign its Commitment (with the assignment fee to be paid by the Borrower in such instance) pursuant to
     Section 11.07(b) to one or more other Lenders or Eligible Assignees procured by the Borrower; provided, however, that if the Borrower elects to exercise such right with respect to any Lender pursuant to Section 1.09,
     Section 3.02 or Section 3.06(b), it shall be obligated to replace all similarly situated Lenders. The Borrower shall (x) pay in full all principal, interest, fees and other amounts owing to such Lender through the date of replacement (including any amounts payable pursuant to Section 3.05), (y) provide appropriate assurances and indemnities (which may include letters of credit) to the L/C Issuer and the Swing Line Lender as each may reasonably require with respect to any continuing obligation to fund participation interests in any L/C Obligations or any Swing Line Loans then outstanding, and (z) release such Lender from its obligations under the Loan Documents. Any Lender being replaced shall execute and deliver an Assignment and Assumption with respect to such Lender's Commitment and outstanding Loans and participations in L/C Obligations and Swing Line Loans; provided that the processing and recordation fee in connection with such Assignment and Assumption shall be paid by the Borrower.

     11.17 Source of Funds.

     Each of the Lenders hereby represents and warrants to the Borrower that at least one of the following statements is an accurate representation as to the source of funds to be used by such Lender in connection with the financing hereunder:

     (a) no part of such funds constitutes assets allocated to any separate account maintained by such Lender in which any employee benefit plan (or its related trust) has any interest;

     (b) to the extent that any part of such funds constitutes assets allocated to any separate account maintained by such Lender, such Lender has disclosed to the Borrower the name of each employee benefit plan whose assets in such account exceed 10% of the total assets of such account as of the date of such purchase (and, for purposes of this subsection (b), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan);

     (c) to the extent that any part of such funds constitutes assets of an insurance company's general account, such insurance company has complied with all of the requirements of the regulations issued under Section 401(c)(1)(A) of ERISA; or

     (d) such funds constitute assets of one or more specific benefit plans that such Lender has identified in writing to the Borrower.

     As used in this Section 11.17, the terms "employee benefit plan" and "separate account" shall have the respective meanings provided in Section 3 of ERISA.

     11.18 Governing Law.

     (a) THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, the LAW OF THE STATE OF NEW YORK applicable to agreements made and to be performed entirely within such State; PROVIDED THAT THE ADMINISTRATIVE Agent AND EACH LENDER SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

     (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK CITY OR OF THE UNITED STATES FOR THE SOUTHERN DISTRICT OF SUCH STATE, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, THE BORROWER, THE ADMINISTRATIVE Agent AND EACH LENDER CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE NON-EXCLUSIVE JURISDICTION OF

     THOSE COURTS. THE BORROWER, THE ADMINISTRATIVE Agent AND EACH LENDER IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, THAT IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF ANY LOAN DOCUMENT OR OTHER DOCUMENT RELATED THERETO. THE BORROWER, THE ADMINISTRATIVE Agent AND EACH LENDER WAIVES PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, THAT MAY BE MADE BY ANY OTHER MEANS PERMITTED BY THE LAW OF SUCH STATE.

     11.19 Waiver of Right to Trial by Jury.

     EACH PARTY TO THIS AGREEMENT HEREBY EXPRESSLY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER ANY LOAN DOCUMENT OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL TO THE DEALINGS OF THE PARTIES HERETO OR ANY OF THEM WITH RESPECT TO ANY LOAN DOCUMENT, OR THE TRANSACTIONS RELATED THERETO, IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER FOUNDED IN CONTRACT OR TORT OR OTHERWISE; AND EACH PARTY HEREBY AGREES AND CONSENTS THAT ANY SUCH CLAIM, DEMAND, ACTION OR CAUSE OF ACTION SHALL BE DECIDED BY COURT TRIAL WITHOUT A JURY, AND THAT ANY PARTY TO THIS AGREEMENT MAY FILE AN ORIGINAL COUNTERPART OR A COPY OF THIS SECTION WITH ANY COURT AS WRITTEN EVIDENCE OF THE CONSENT OF THE SIGNATORIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.

     11.20 Judgment Currency.

     If, for the purposes of obtaining judgment in any court, it is necessary to convert a sum due hereunder or any other Loan Document in one currency into another currency, the rate of exchange used shall be that at which in accordance with normal banking procedures the Administrative Agent could purchase the first currency with such other currency on the Business Day preceding that on which final judgment is given. The obligation of the Borrower in respect of any such sum due from them to the Administrative Agent or the Lenders hereunder or under the other Loan Documents shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than that in which such sum is denominated in accordance with the applicable provisions of this Agreement (the "Agreement Currency"), be discharged only to the extent that on the Business Day following receipt by the Administrative Agent of any sum adjudged to be so due in the Judgment Currency, the Administrative Agent may in accordance with normal banking procedures purchase the Agreement Currency with the Judgment Currency. If the amount of the Agreement Currency so purchased is less than the sum originally due to the Administrative Agent from the Borrower in the Agreement Currency, the Borrower agrees, as a separate obligation and notwithstanding any such judgment, to indemnify the Administrative Agent or the Person to whom such obligation was owing against such loss. If the amount of the Agreement Currency so purchased is greater than the sum originally due to the Administrative Agent in such currency, the Administrative Agent agrees to return the amount of any excess to the Borrower (or to any other Person who may be entitled thereto under applicable law).

                            [SIGNATURE PAGES FOLLOW]

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date first above written.


     BORROWER:                            ALBEMARLE CORPORATION,
                                          a Virginia corporation

                                          By:___________________
                                          Name:
                                          Title:


     GUARANTORS:                         [NONE AS OF THE CLOSING DATE]



     ADMINISTRATIVE AGENT:                BANK OF AMERICA, n.a.,
                                          as Administrative Agent

                                          By:___________________
                                          Name:
                                          Title:


     LENDERS:                             BANK OF  AMERICA,  n.a.,
                                          as a Lender,  L/C Issuer
                                          and Swing Line Lender

                                          By:___________________
                                          Name:
                                          Title:

                                          FORTIS (USA) FINANCE LLC

                                          By:___________________
                                          Name:
                                          Title:

                                          THE BANK OF NEW YORK

                                          By:___________________
                                          Name:
                                          Title:

                                          SUNTRUST BANK

                                          By:___________________
                                          Name:
                                          Title:

                                          BANK ONE, NA
                                          (Main Office, Chicago)

                                          By:___________________
                                          Name:
                                          Title:

                                          BANK OF CHINA, NEW YORK BRANCH
                                          By:___________________
                                          Name:
                                          Title:

                                          SUMITOMO MITSUI BANKING CORPORATION

                                          By:___________________
                                          Name:
                                          Title:

                                          NATIONAL CITY BANK

                                          By:___________________
                                          Name:
                                          Title:

                                          THE NORINCHUKIN BANK, NEW YORK BRANCH

                                          By:___________________
                                          Name:
                                          Title:

                                          WHITNEY NATIONAL BANK

                                          By:___________________
                                          Name:
                                          Title:

                                          MERRILL LYNCH BUSINESS
                                          FINANCIAL SERVICES INC.

                                          By:___________________
                                          Name:
                                          Title:

                                    SCHEDULES
                                    ---------


         1.01     Mandatory Cost Rate
         2.01     Commitments and Pro Rata Shares
         2.03     Existing Letters of Credit
         6.09     Environmental Matters
         8.01     Existing Liens
         11.02    Eurocurrency and Domestic Lending Offices; Notice Addresses


                                    EXHIBITS
                                    --------

         A        Form of Committed Loan Notice
         B        Form of Swing Line Loan Notice
         C        Form of Note
         D        Form of Compliance Certificate
         E        Form of Assignment and Assumption
         G        Form of Joinder Agreement
         H        Form of Lender Joinder Agreement

                                  Schedule 1.01

                               MANDATORY COST RATE

     For the  purposes  of this  Schedule:  "Act"  means the Bank of England Act
     1998.

     "Eligible Liabilities" has the meaning specified pursuant to the Act or by the Bank of England (as may be appropriate), on the day of the application of the formula. "Fee Base" has the meaning specified for the purposes of, and shall be calculated in accordance with, the Fees Regulations. "Fees Regulations" means, as appropriate, either:

     (a) the Banking Supervision (Fees) Regulations 1999; or

     (b) such other law or regulations as from time to time may be in force, relating to the payment of fees for banking supervision.

     "FSA" means the Financial Services Authority.

     "Special Deposits" has the meaning specified pursuant to the Act or by the Bank of England (as may be appropriate), on the day of the application of the formula.

     The Mandatory Cost Rate will be the percentage rate per annum determined by the Administrative Agent (rounded upward, if necessary, to four decimal places) as the rate resulting from the application (as appropriate) of the following formulae: (a) in relation to Loans or other unpaid amounts denominated in British Pounds Sterling:

                            XL + S(L - D) + F x 0.01
                            ------------------------
                                  100 - (X + S)

     (b) in relation to Loans or other unpaid amounts denominated in any currency other than British Pounds Sterling:

                                    F x 0.01
                                    --------
                                       300

     where, in each case, on the day of application of such formula:

     "X" is the percentage of Eligible Liabilities (in excess of any stated minimum) by reference to which the Mandatory Cost Reference Lender is required under or pursuant to the Act to maintain cash ratio deposits with the Bank of England; "L" is the Adjusted Eurocurrency Rate applicable to such Loan; "F" is the rate of charge payable by such Mandatory Cost Reference Lender to the FSA pursuant to paragraphs 2.02 or 2.03 (as the case may be) of the Fees Regulations (but for this purpose the figure at paragraph 2.02b or 2.03b (as the case may be) shall be deemed to be zero) and expressed in pounds per (pound)1 million of the Fee Base of the Mandatory Cost Reference Lender; "S" is the level of interest-bearing Special Deposits, expressed as a percentage of Eligible Liabilities, that such Mandatory Cost Reference Lender is required to maintain by the Bank of England (or other United Kingdom governmental authorities or agencies); and "D" is the percentage rate per annum payable by the Bank of England to the Mandatory Cost Reference Lender on Special Deposits.

     ("X," "L," "S" and "D" are to be expressed in the formula as numbers and not as percentages. A negative result obtained from subtracting "D" from "L" shall be counted as zero.)

     The Mandatory Cost Rate for any Interest Period shall be calculated at or about 11:00 a.m. (London time) on the first day of such Interest Period for the duration of such Interest Period. The determination of the Mandatory Cost Rate in relation to any Interest Period shall, in the absence of manifest error, be conclusive and binding on all parties hereto. If there is any change in circumstance (including the imposition of alternative or additional requirements, including capital adequacy requirements) that in the reasonable opinion of the Administrative Agent renders or will render the above formulae (or any element thereof, or any defined term used therein) inappropriate or inapplicable, the Administrative Agent shall promptly notify the Borrower and the Lenders thereof and (following consultation with the Required Lenders) shall be entitled to vary the same with the prior written consent of the Borrower, such consent not to be unreasonably withheld. Any such variation shall, in the absence of manifest error, be conclusive and binding on all parties and shall apply from the date specified in a notice from the Administrative Agent to the Borrower and the Lenders.

                                                                Schedule 2.01

                                                     COMMITMENTS AND PRO RATA SHARES

------------------------------------------------------------------------------------------------------------------------------------
                                                        Domestic           Domestic          Multicurrency      Multicurrency
                       Lenders                         Commitment       Pro Rata Share         Commitment        Pro Rata Share
------------------------------------------------------------------------------------------------------------------------------------
Bank of America, N.A.                             $40,645,161.29         14.7800587%         $19,354,838.71        19.35483871%
Fortis (USA) Finance LLC                          $40,645,161.29         14.7800587%         $19,354,838.71        19.35483871%
The Bank of New York                              $30,483,870.97         11.0850440%         $14,516,129.03        14.51612903%
SunTrust Bank                                     $30,483,870.97         11.0850440%         $14,516,129.03        14.51612903%
Bank One, NA (Main Office, Chicago)               $23,709,677.42          8.6217009%         $11,290,322.58        11.29032258%
Bank of China, New York Branch                    $35,000,000.00         12.7272727%                     $0                  0%
Sumitomo Mitsui Banking Corporation               $16,935,483.87          6.1583578%          $8,064,516.13         8.06451613%
National City Bank                                $13,548,387.10          4.9266862%          $6,451,612.90         6.45161290%
The Norinchukin Bank, New York Branch             $20,000,000.00          7.2727273%                     $0                  0%
Whitney National Bank                             $13,548,387.10          4.9266862%          $6,451,612.90         6.45161290%
Merrill Lynch Business Financial Services Inc.    $10,000,000.00          3.6363636%                     $0                  0%

------------------------------------------------------------------------------------------------------------------------------------
Total:                                            $275,000,000.00        100.000000000%     $100,000,000.00      100.000000000%
------------------------------------------------------------------------------------------------------------------------------------

                                                             Schedule 11.02

                                                            NOTICE ADDRESSES

Party                                       Notice Address                                        Lending Office
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (for payments and Requests for Credit Extensions)

BORROWER:                                   ALBEMARLE CORPORATION                                      N/A
                                            330 South Fourth Street
                                            P.O. Box 1335
                                            Richmond, Virginia 23210
                                            Attention:
                                            Telephone:
                                            Facsimile:
                                            Electronic Mail:  _______@_____

                                            With a copy to:
                                            ALBEMARLE CORPORATION
                                            451 Florida Street
                                            Baton Rouge, Louisiana 70801
                                            Attention: Treasurer



GUARANTORS:                                [GUARANTOR]                                                 N/A
                                            c/o Albemarle Corporation
                                            330 South Fourth Street
                                            P.O. Box 1335
                                            Richmond, Virginia 23210
                                            Attention:
                                            Telephone:
                                            Facsimile:
                                            Electronic Mail:  _______@_____

                                            With a copy to:
                                            ALBEMARLE CORPORATION
                                            451 Florida Street
                                            Baton Rouge, Louisiana 70801
                                            Attention: Treasurer


ADMINISTRATIVE AGENT:                       BANK OF AMERICA, N.A.                      BANK OF AMERICA, N.A.
                                            One Independence Center                    One Independence Center
                                            101 North Tryon Street                     101 North Tryon Street
                                            Mail Code:  NC1-001-08-19                  Mail Code:  NC1-001-15-03
                                            Charlotte, North Carolina  28255           Charlotte, North Carolina  28255-0001
                                            Attention:  Barry M. Flynn                 Attention:  Laura A. Schultz, Agency Services
                                            Telephone:  704-387-5450                   Telephone:  704-388-6484
                                            Facsimile:  704-409-0648                   Facsimile:  704-409-0008
                                                                                       Laura.a.schultz@bankofamerica.com
                                            With a copy to:                            Account No.:  1366212250600
                                            BANK OF AMERICA, N.A.                      Ref:  Albemarle Corporation
                                            335 Madison Avenue, 5th Floor              ABA # 053000196
                                            Mail Code: NY1-503-05-13
                                            New York, New York 10017
                                            Attention:  Wendy J. Gorman
                                            Telephone: 212-503-7363
                                            Facsimile: 212-503-7878
                                            Wendy.j.gorman@bankofamerica.com



L/C ISSUER:                                 BANK OF AMERICA, N.A.                      BANK OF AMERICA, N.A.
                                            Trade Operations-Los Angeles #22621        Trade Operations-Los Angeles #22621
                                            333 S. Beaudry Avenue, 19th Floor          333 S. Beaudry Avenue, 19th Floor
                                            Mail Code:  CA9-703-19-23                  Mail Code:  CA9-703-19-23
                                            Los Angeles, CA 90017-1466                 Los Angeles, CA 90017-1466
                                            Attention:  Sandra Leon, Vice President    Attention:  Sandra Leon, Vice President
                                            Telephone:  213.345.5231                   Telephone:  213.345.5231
                                            Facsimile:  213.345.6694                   Facsimile:  213.345.6694
                                            Sandra.Leon@bankofamerica.com              Sandra.Leon@bankofamerica.com

SWING LINE LENDER:                          BANK OF AMERICA, N.A.                      BANK OF AMERICA, N.A.
                                            One Independence Center                    One Independence Center
                                            101 North Tryon Street                     101 North Tryon Street
                                            Mail Code:  NC1-001-15-03                  Mail Code:  NC1-001-15-03
                                            Charlotte, North Carolina  28255-0001      Charlotte, North Carolina  28255-0001
                                            Attention:  Laura A. Schultz,              Attention:  Laura A. Schultz, Agency Services
                                            Agency Services
                                            Telephone:  704-388-6484                   Telephone:  704-388-6484
                                            Facsimile:  704-409-0008                   Facsimile:  704-409-0008
                                            Laura.a.schultz@bankofamerica.com          Laura.a.schultz@bankofamerica.com
                                            Account No.:  1366212250600                Account No.:  1366212250600
                                            Ref:  Albemarle Corporation                Ref:  Albemarle Corporation
                                            ABA # 053000196                            ABA # 053000196

LENDERS:                                    FORTIS (USA) FINANCE LLC                   FORTIS (USA) FINANCE LLC
                                            3 Stamford Plaza                           3 Stamford Plaza
                                            301 Tresser Boulevard, 9th Floor           301 Tresser Boulevard, 9th Floor
                                            Stamford, CT 06901-3239                    Stamford, CT 06901-3239
                                            Attention: Mikko Vaisanen                  Attention:  Elice Tracey/Marlene
                                                                                                   Purrier-Ellis
                                            Telephone:  203-705-5734                   Telephone:  203-705-5778
                                            Facsimile:  203-705-5919                   Facsimile:  203-705-5898
                                            Email: Mikkovaisanen@fortiscapitalusa.com  Email: Elise.Tracey@Fortiscapitalusa.com

                                            THE BANK OF NEW YORK                       THE BANK OF NEW YORK
                                            One Wall Street, 22nd Floor                One Wall Street, 22nd Floor
                                            New York, New York 10005                   New York, New York  10005
                                            Attention:  Steven Cavaluzzo               Attention:  Larry Geter
                                            Telephone:  212-635-1059                   Telephone:  212-635-6340
                                            Facsimile:  212-635-6434                   Facsimile:  212-635-6399
                                            Email:                                     Email:

                                            SUNTRUST BANK                              SUNTRUST BANK
                                            919 East Main Street                       10710 Midlothian Turnpike
                                            Richmond, VA 23219                         Richmond, VA  23235
                                            Attention:  Mark A. Flatin                 Attention:  Bonnie Brown
                                            Telephone:  804-782-5449                   Telephone:  804-594-1061
                                            Facsimile:  804-782-5413                   Facsimile:  804-594-1139
                                            Email: mark.flatin@suntrust.com            Email:

                                            BANK ONE, NA (Main Office, Chicago)        BANK ONE, NA (Main Office, Chicago)
                                            153 West 51st Street                       1 Bank One Plaza
                                            New York, New York  10019                  Chicago, IL  60670
                                            Attention:  Jules Panno                    Attention:  Deborah Turner
                                            Telephone:  212-373-1194                   Telephone:  312-732-3641
                                            Facsimile:  212-373-1180                   Facsimile:  312-732-4840
                                            Email: jules_panno@bankone.com             Email:

                                            BANK OF CHINA, NEW YORK BRANCH             THE BANK OF CHINA, NEW YORK BRANCH
                                            410 Madison Avenue                         410 Madison Avenue
                                            New York, New York  10017                  New York, New York  10017
                                            Attention:  David Haong                    Attention:  Elaine Ho
                                            Telephone: 212-935-3101                    Telephone:  212-935-3101
                                            Facsimile:  212-308-4993                   Facsimile:  646-840-1796
                                            Email:  Dhoang@bocusa.com                  Email:  Eho@bocusa.com

                                            SUMITOMO MITSUI BANKING CORPORATION        SUMITOMO MITSUI BANKING CORPORATION
                                            277 Park Avenue                            277 Park Avenue
                                            New York, New York  10172                  New York, New York  10172
                                            Attention:  Laura Buckley                  Attention:  Yvette Browne
                                            Telephone:  212-224-4170                   Telephone:  212-224-4306
                                            Facsimile:  212-224-4384                   Facsimile:  212-224-5197
                                            Email:  laura_j_buckley@smbcgroup.com      Email:  yvette_brown@smbcgroup.com

                                            NATIONAL CITY BANK                         NATIONAL CITY BANK
                                            One South Broad Street                     23000 Mill Creek Pkwy
                                            13th Floor                                 Highland Hills OH  44124
                                            Philadelphia, PA  19107                    Attention:  Vernon Johnson
                                            Attention:  Heather Gotwols                Telephone:  216-488-7099
                                            Telephone:  267-256-4052                   Facsimile:  216-488-7110
                                            Facsimile:  267-256-4001                   Email:
                                            Email:  heather.gotwols@nationalcity.com

                                            THE NORINCHUKIN BANK, NEW YORK BRANCH      THE NORINCHUKIN BANK, NEW YORK BRANCH
                                            245 Park Avenue, 29th Floor                245 Park Avenue, 29th Floor
                                            New York, New York  10167                  New York, New York  10167
                                            Attention:  Junya Morishita                Attention:  Connie Auyeung
                                            Telephone:  212-697-1717                   Telephone:  212-697-1717
                                            Facsimile:  212-697-5754                   Facsimile:  212-697-5754
                                            Email:  jmorishita@mochubank.or.jp         Email:

                                            WHITNEY NATIONAL BANK                      WHITNEY NATIONAL BANK
                                            228 St. Charles Avenue                     228 St. Charles Avenue
                                            New Orleans, LA  70130-2601                New Orleans, LA  70130-2601
                                            Attention:  M. Jesse Shannon               Attention:  Kitty Jordan
                                            Telephone:  504-552-4691                   Telephone:  504-539-7841
                                            Facsimile:  504-599-3073                   Facsimile:  504-552-4677
                                            Email:  jshannon@whitneybank.com           Email:  kjourdan@whitneybank.com

                                            MERRILL LYNCH BUSINESS                     MERRILL LYNCH BUSINESS
                                            FINANCIAL SERVICES INC.                    FINANCIAL SERVICES INC.
                                            222 North LaSalle Street, 17th Floor       222 North LaSalle Street, 17th Floor
                                            Chicago, IL  60601                         Chicago, IL  60601
                                            Attention:  Jason E. Deegan                Attention:  Jason E. Deegan
                                            Telephone:  312-269-4447                   Telephone:  312-269-4447
                                            Facsimile:  312-368-1387                   Facsimile:  312-368-1387
                                            Email:  jason_deegan@ml.com                Email:  jason_deegan@ml.com


                                    Exhibit A

                          FORM OF COMMITTED LOAN NOTICE

     Date:____________, _____

     To: Bank of America, N.A., as Administrative Agent

     Re: Credit Agreement dated as of September 10, 2002 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Credit Agreement") among Albemarle Corporation, a Virginia corporation (the "Borrower"), the Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. Capitalized terms used but not otherwise defined herein have the meanings provided in the Credit Agreement.

     Ladies and Gentlemen:

     The undersigned hereby requests (select one):

     ___ A Borrowing of [Domestic/Multicurrency] Committed Loans

     ___ A conversion or continuation of [Domestic/Multicurrency] Loans

     On ______,________ (a Business Day).

     Applicable Currency:__________ .

     In the amount of $_____________ .

     Comprised of ______________________(Type of Committed Loan requested).

     For Eurodollar Rate Loans: with an Interest Period of ________months.

     With respect to any Borrowing requested herein, the Borrower hereby represents and warrants that (i) such request complies with the requirements of Section 2.01 of the Credit Agreement and (ii) each of the conditions set forth in Section 5.02 of the Credit Agreement have been satisfied on and as of the date of such Borrowing.

                                                     ALBEMARLE CORPORATION

                                                     By:___________________
                                                     Name:
                                                     Title:

                                    Exhibit B

                         FORM OF SWING LINE LOAN NOTICE

     Date:____________ ,_________

     To: Bank of America, N.A., as Swing Line Lender Bank of America, N.A., as Administrative Agent

     Re: Credit Agreement dated as of September 10, 2002 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Credit Agreement") among Albemarle Corporation, a Virginia corporation (the "Borrower"), the Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. Capitalized terms used but not otherwise defined herein have the meanings provided in the Credit Agreement.

     Ladies and Gentlemen:

     The undersigned hereby requests a Swing Line Loan:

     On _________ ,________ (a Business Day).

     In the amount of $_____________________.

     With respect to such Swing Line Borrowing, the Borrower hereby represents and warrants that (i) such request complies with the requirements of
     Section 2.04(a) of the Credit Agreement and (ii) each of the conditions set forth in Section 5.02 of the Credit Agreement have been satisfied on and as of the date of such Swing Line Borrowing.

                                                     ALBEMARLE CORPORATION

                                                     By:___________________
                                                     Name:
                                                     Title:

                                    Exhibit C

                                  FORM OF NOTE
                                                           September 10, 2002

     FOR VALUE RECEIVED, the undersigned (the "Borrower"), hereby promises to pay to _____________________ or registered assigns (the "Lender"), in accordance with the provisions of the Credit Agreement (as hereinafter defined), the principal amount of each Loan from time to time made by the Lender to the Borrower under that certain Credit Agreement dated as of the date hereof (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Credit Agreement") among the Borrower, the Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. Capitalized terms used but not otherwise defined herein have the meanings provided in the Credit Agreement.

     The Borrower promises to pay interest on the unpaid principal amount of each Loan from the date of such Loan until such principal amount is paid in full, at such interest rates and at such times as provided in the Credit Agreement. Except as otherwise provided in Section 2.04(f) of the Credit Agreement with respect to Swing Line Loans, all payments of principal and interest shall be made to the Administrative Agent for the account of the Lender in Dollars in immediately available funds at the Administrative Agent's Office. If any amount is not paid in full when due hereunder, such unpaid amount shall bear interest, to be paid upon demand, from the due date thereof until the date of actual payment (and before as well as after judgment) computed at the per annum rate set forth in the Credit Agreement.

     This Note is one of the Notes referred to in the Credit Agreement, is entitled to the benefits thereof and may be prepaid in whole or in part subject to the terms and conditions provided therein. Upon the occurrence and continuation of one or more of the Events of Default specified in the Credit Agreement, all amounts then remaining unpaid on this Note shall become, or may be declared to be, immediately due and payable all as provided in the Credit Agreement. Loans made by the Lender shall be evidenced by one or more loan accounts or records maintained by the Lender in the ordinary course of business. The Lender may also attach schedules to this Note and endorse thereon the date, amount and maturity of its Loans and payments with respect thereto.

     The Borrower, for itself, its successors and assigns, hereby waives diligence, presentment, protest and demand and notice of protest, demand, dishonor and nonpayment of this Note.

     THIS NOTE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

                                        ALBEMARLE CORPORATION,
                                        a Virginia corporation

                                        By:___________________
                                        Name:
                                        Title:


                                                     LOANS AND PAYMENTS



                                                                                     Amount of       Outstanding
                                                  Applicable                        Principal or       Principal
              Type of Loan    Amount of Loan     Currency of         End of        Interest Paid     Balance This     Notation
    Date          Made             Made           Loan Made      Interest Period     This Date           Date          Made By
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
----------- ----------------- ----------------- ---------------- ----------------- ---------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------
------------ --------------- ----------------- ----------------- ---------------- ----------------- ---------------- ------------

                                    Exhibit D

                         FORM OF COMPLIANCE CERTIFICATE

     Financial Statement Date:_____________ , _____

     To: Bank of America, N.A., as Administrative Agent

     Re: Credit Agreement dated as of September 10, 2002 (as amended, restated, extended, supplemented or otherwise modified in writing from time to time, the "Credit Agreement") among Albemarle Corporation, a Virginia corporation (the "Borrower"), the Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender. Capitalized terms used but not otherwise defined herein have the meanings provided in the Credit Agreement.

     Ladies and Gentlemen:

     The undersigned Responsible Officer hereby certifies as of the date hereof that [he/she] is the ____________________ of the Borrower, and that, in [his/her] capacity as such, [he/she] is authorized to execute and deliver this Certificate to the Administrative Agent on the behalf of the Borrower, and that:

     [Use following paragraph 1 for fiscal year-end financial statements:]

     [1. Attached hereto as Schedule 1 are the year-end audited financial statements required by Section 7.01(a) of the Credit Agreement for the fiscal year of the Borrower ended as of the above date, together with the report and opinion of an independent certified public accountant required by such section.]

     [Use following paragraph 1 for fiscal quarter-end financial statements:]

     [1. Attached hereto as Schedule 1 are the unaudited financial statements required by Section 7.01(b) of the Credit Agreement for the fiscal quarter of the Borrower ended as of the above date. Such financial statements fairly present the financial condition, results of operations and cash flows of the Borrower and its Subsidiaries in accordance with GAAP as of such date and for such period, subject only to normal year-end audit adjustments and the absence of footnotes.]

     [select one:]

     [2. To the best knowledge of the undersigned during such fiscal period, no Default or Event of Default exists as of the date hereof.]

     [or:]

     [the following is a list of each existing Default or Event of Default, the nature and extent thereof, and the proposed actions of the Loan Parties with respect thereto:]

     3. The representations and warranties of the Borrower contained in Article VI of the Credit Agreement, or which are contained in any document furnished at any time under or in connection with the Loan Documents, are true and correct on and as of the date hereof, except to the extent that such representations and warranties specifically refer to an earlier date, in which case they are true and correct as of such earlier date, and except that for purposes of this Compliance Certificate, the representations and warranties contained in subsections (a) and (b) of Section 6.05 of the Credit Agreement shall be deemed to refer to the most recent statements furnished pursuant to clauses (a) and (b), respectively, of Section 7.01 of the Credit Agreement, including the statements in connection with which this Compliance Certificate is delivered.

     4. The financial covenant analyses and information set forth on Schedule 2 attached hereto are true and accurate on and as of the date of this Certificate.

     5. Set forth below is a summary of all material changes in GAAP and in the consistent application thereof occurring during the most recent fiscal quarter ending prior to the date hereof, the effect on the financial covenants resulting therefrom, and a reconciliation between calculation of the financial covenants (and determination of the applicable pricing level under the definition of "Applicable Percentage") before and after giving effect to such changes:

     IN WITNESS WHEREOF, the undersigned has executed this Certificate as of __________ ___, ______.

                                            ALBEMARLE CORPORATION

                                            By:___________________
                                            Name:
                                            Title:

                                    Exhibit E

                        FORM OF ASSIGNMENT AND ASSUMPTION

     This Assignment and Assumption (this "Assignment and Assumption") is dated as of the Effective Date set forth below and is entered into by and between [Insert name of Assignor] (the "Assignor") and [Insert name of Assignee] (the "Assignee"). Capitalized terms used but not defined herein have the meanings provided in the Credit Agreement identified below, receipt of a copy of which is hereby acknowledged by the Assignee. The Standard Terms and Conditions set forth in Annex 1 attached hereto are hereby agreed to and incorporated herein by reference and made a part of this Assignment and Assumption as if set forth herein in full.

     For an agreed consideration, the Assignor hereby irrevocably sells and assigns to the Assignee, and the Assignee hereby irrevocably purchases and assumes from the Assignor, subject to and in accordance with the Standard Terms and Conditions and the Credit Agreement, as of the Effective Date inserted by the Administrative Agent as contemplated below (i) all of the Assignor's rights and obligations as a Lender under the Credit Agreement and any other documents or instruments delivered pursuant thereto to the extent related to the amount and percentage interest identified below of all of such outstanding rights and obligations of the Assignor under the respective facilities identified below (including, without limitation, Letters of Credit and Swing Line Loans included in such facilities) and
     (ii) to the extent permitted to be assigned under applicable law, all claims, suits, causes of action and any other right of the Assignor (in its capacity as a Lender) against any Person, whether known or unknown, arising under or in connection with the Credit Agreement, any other documents or instruments delivered pursuant thereto or the loan transactions governed thereby or in any way based on or related to any of the foregoing, including, but not limited to, contract claims, tort claims, malpractice claims, statutory claims and all other claims at law or in equity related to the rights and obligations sold and assigned pursuant to clause (i) above (the rights and obligations sold and assigned pursuant to clauses (i) and (ii) above being referred to herein collectively as, the "Assigned Interest"). Such sale and assignment is without recourse to the Assignor and, except as expressly provided in this Assignment and Assumption, without representation or warranty by the Assignor.

     1. Assignor:

     2. Assignee: [and is an Affiliate/Approved Fund of [identify Lender]]

     3. Borrower: Albemarle Corporation, a Virginia corporation

     4. Administrative Agent: Bank of America, N.A.

     5. Credit Agreement: The Credit Agreement dated as of September 10, 2002 by and among the Borrower, the Guarantors, the Lenders parties thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender


     6. Assigned Interest:


--------------------------------- --------------------------- ----------------------------- ---------------------------
                                     Aggregate Amount of               Amount of
                                       Commitment/Loans             Commitment/Loans          Percentage Assigned of
       Facility Assigned               for all Lenders                  Assigned                 Commitment/Loans
--------------------------------- --------------------------- ----------------------------- ---------------------------
      Domestic Commitment                $______________              $______________                ________%
    Multicurrency Commitment             $______________              $______________                ________%
--------------------------------- --------------------------- ----------------------------- ---------------------------

     [7. Trade Date: __________________]

     Effective Date: __________________, _____

     The terms set forth in this Assignment and Assumption are hereby agreed to:

     ASSIGNOR:                       [NAME OF ASSIGNOR]
                                      By:___________________
                                      Name:
                                      Title:


     ASSIGNEE:                       [NAME OF ASSIGNEE]

                                      By:___________________
                                      Name:
                                      Title:

     [Consented to and]2 Accepted:


     BANK OF AMERICA, N.A., as Administrative Agent

     By:
     Name:
     Title:

     [Consented to:]3

     [_______________ ]

     [By:___________________]
     [Name:                 ]
     [Title:                ]

     1 To be inserted by Administrative Agent; shall be the effective date of recordation of transfer in the register therefor.

     2 To be added only if the consent of the Administrative Agent is required by the terms of the Credit Agreement.

     3 To be added only if the consent of the Borrower and/or other parties (e.g. Swing Line Lender, L/C Issuer) is required by the terms of the Credit Agreement.

                      Annex 1 to Assignment and Assumption

                          STANDARD TERMS AND CONDITIONS

     1. Representations and Warranties.

     1.1. Assignor. The Assignor (a) represents and warrants that (i) it is the legal and beneficial owner of the Assigned Interest, (ii) the Assigned Interest is free and clear of any lien, encumbrance or other adverse claim and (iii) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby; and (b) assumes no responsibility with respect to (i) any statements, warranties or representations made in or in connection with the Credit Agreement or any other Loan Document, (ii) the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Documents or any collateral thereunder, (iii) the financial condition of the Borrower, any of its Subsidiaries or Affiliates or any other Person obligated in respect of any Loan Document or (iv) the performance or observance by the Borrower, any of its Subsidiaries or Affiliates or any other Person of any of their respective obligations under any Loan Document.

     1.2. Assignee. The Assignee (a) represents and warrants that (i) it has full power and authority, and has taken all action necessary, to execute and deliver this Assignment and Assumption and to consummate the transactions contemplated hereby and to become a Lender under the Credit Agreement, (ii) it meets all requirements of an Eligible Assignee under the Credit Agreement (subject to receipt of such consents as may be required under the Credit Agreement), (iii) from and after the Effective Date, it shall be bound by the provisions of the Credit Agreement as a Lender thereunder and, to the extent of the Assigned Interest, shall have the obligations of a Lender thereunder, (iv) it has received a copy of the Credit Agreement, together with copies of the most recent financial statements delivered pursuant to Section 7.01 thereof, as applicable, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Assumption and to purchase the Assigned Interest on the basis of which it has made such analysis and decision independently and without reliance on the Administrative Agent or any other Lender, and (v) if it is a Foreign Lender, attached hereto is any documentation required to be delivered by it pursuant to the terms of the Credit Agreement, duly completed and executed by the Assignee; and (b) agrees that (i) it will, independently and without reliance on the Administrative Agent, the Assignor or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents, and (ii) it will perform in accordance with their terms all of the obligations which by the terms of the Loan Documents are required to be performed by it as a Lender.

     2. Payments. From and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned interest (including payments of principal, interest, fees and other amounts) to the Assignee whether such amounts have accrued prior to or on or after the Effective Date. The Assignor and the Assignee shall make all appropriate adjustments in payments by the Administrative Agent for periods prior to the Effective Date or with respect to the making of this assignment directly between themselves.

     3. General Provisions. This Assignment and Assumption shall be binding upon, and inure to the benefit of, the parties hereto and their respective successors and assigns. This Assignment and Assumption may be executed in any number of counterparts, which together shall constitute one instrument. Delivery of an executed counterpart of a signature page of this Assignment and Assumption by telecopy shall be effective as delivery of a manually executed counterpart of this Assignment and Assumption. This Assignment and Assumption shall be governed by, and construed in accordance with, the law of the State of New York.

                                    Exhibit G

                            FORM OF JOINDER AGREEMENT

     THIS JOINDER AGREEMENT (the "Agreement"), dated as of ______________ is by and between _____________________, a ___________________ (the "Material
     Domestic Subsidiary"), and Bank of America, N.A., in its capacity as Administrative Agent under that certain Credit Agreement dated as of September 10, 2002 (as amended, modified, supplemented, increased and extended from time to time, the "Credit Agreement"; terms defined therein are used herein as therein defined) among Albemarle Corporation, a Virginia corporation (the "Borrower"), the Guarantors, the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent.

     The Loan Parties are required by Section 7.12 of the Credit Agreement to cause the Material Domestic Subsidiary to become a "Guarantor" thereunder. Accordingly, the Material Domestic Subsidiary hereby agrees as follows with the Administrative Agent, for the benefit of the Lenders:

     1. The Material Domestic Subsidiary hereby acknowledges, agrees and confirms that, by its execution of this Agreement, the Material Domestic Subsidiary will be deemed to be a party to the Credit Agreement and a "Guarantor" for all purposes of the Credit Agreement, and shall have all of the obligations of a Guarantor thereunder as if it had executed the Credit Agreement. The Material Domestic Subsidiary hereby ratifies, as of the date hereof, and agrees to be bound by, all of the terms, provisions and conditions applicable to the Guarantors contained in the Credit Agreement. Without limiting the generality of the foregoing terms of this paragraph 1, the Material Domestic Subsidiary hereby jointly and severally together with the other Guarantors, guarantees to each Lender and the Administrative Agent, as provided in Section 4 of the Credit Agreement, the prompt payment and performance of the Obligations in full when due (whether at stated maturity, as a mandatory prepayment, by acceleration or otherwise) strictly in accordance with the terms thereof.

     2. The address of the Material Domestic Subsidiary for purposes of all notices and other communications is:

     [Material Domestic Subsidiary]

     Attention:
     Telephone:
     Facsimile:

     3. The Material Domestic Subsidiary hereby waives acceptance by the Administrative Agent and the Lenders of the guaranty by the Material Domestic Subsidiary under Section 4 of the Credit Agreement upon the execution of this Agreement by the Material Domestic Subsidiary.

     4. This Agreement may be executed in multiple counterparts, each of which shall constitute an original but all of which when taken together shall constitute one contract.

     5. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

     IN WITNESS WHEREOF, the Material Domestic Subsidiary has caused this Joinder Agreement to be duly executed by its authorized officer, and the Administrative Agent, for the benefit of the Lenders, has caused the same to be accepted by its authorized officer, as of the day and year first above written.

                                     [MATERIAL DOMESTIC SUBSIDIARY]
                                      By:___________________
                                      Name:
                                      Title:


     Acknowledged and accepted:

     BANK OF AMERICA, N.A., as Administrative Agent

     By:___________________
     Name:
     Title:

                                    Exhibit H

                        FORM OF LENDER JOINDER AGREEMENT

     THIS LENDER JOINDER AGREEMENT (this "Agreement") dated as of __________, _____ to the Credit Agreement referenced below is by and among [NEW LENDER] (the "New Lender"), ALBEMARLE CORPORATION, a Virginia corporation (the "Borrower"), certain Subsidiaries and Affiliates of the Borrower, as Guarantors, and BANK OF AMERICA, N.A., as administrative agent (in such capacity, the "Administrative Agent") for the Lenders. All of the defined terms of the Credit Agreement are incorporated herein by reference.

                               W I T N E S S E T H

     WHEREAS, pursuant to that Credit Agreement dated as of September 10, 2002 (as amended and modified from time to time, the "Credit Agreement") among the Borrower, the Guarantors, the Lenders and the Administrative Agent, the Lenders have agreed to provide the Borrower with a revolving credit facility;

     WHEREAS, pursuant to Section 2.1(c) of the Credit Agreement, the Borrower has requested that the New Lender provide an additional Commitment under the Credit Agreement; and

     WHEREAS, the New Lender has agreed to provide the additional Commitment on the terms and conditions set forth herein and to become a "Lender" under the Credit Agreement in connection therewith;

     NOW, THEREFORE, IN CONSIDERATION of these premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. The New  Lender  hereby  agrees  to  provide  Domestic  Commitments  and
     Multicurrency  Commitments  to the  Borrower  in the  amounts  set forth on
     Schedule 2.01 to the Credit Agreement as attached hereto. The Domestic Pro Rata Share and the Multicurrency Pro Rata Share of the New Lender are as set forth on Schedule 2.01.

     2. The New Lender shall be deemed to have purchased without recourse:

     (a) a risk participation from the Domestic L/C Issuer in all Domestic Letters of Credit issued or existing under the Credit Agreement (including Existing Letters of Credit that are Domestic Letters of Credit) and the obligations arising thereunder in an amount equal to its Domestic Pro Rata Share of the obligations under such Letters of Credit, and shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and be obligated to pay to the Domestic L/C Issuer therefor and discharge when due, its Domestic Pro Rata Share of the obligations arising under such Letter of Credit; and

     (b) a risk participation from the Multicurrency L/C Issuer in all Multicurrency Letters of Credit issued or existing under the Credit Agreement (including Existing Letters of Credit that are Multicurrency Letters of Credit) and the obligations arising thereunder in an amount equal to its Multicurrency Pro Rata Share of the obligations under such Letters of Credit, and shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and be obligated to pay to the Multicurrency L/C Issuer therefor and discharge when due, its Multicurrency Pro Rata Share of the obligations arising under such Letter of Credit.

     3. The New Lender (a) represents and warrants that it is a commercial lender, other financial institution or other "accredited" investor (as defined in SEC Regulation D) that makes or acquires loans in the ordinary course of business and that it will make or acquire Loans for its own account in the ordinary course of business, (b) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 7.01 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Agreement; (c) agrees that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement; (d) appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement as are delegated to the Administrative Agent by the terms thereof, together with such powers and discretion as are reasonably incidental thereto; and (e) agrees that, as of the date hereof, the New Lender shall (i) be a party to the Credit Agreement and the other Loan Documents, (ii) be a "Lender" for all purposes of the Credit Agreement and the other Loan Documents, (iii) perform all of the obligations that by the terms of the Credit Agreement are required to be performed by it as a "Lender" under the Credit Agreement and (iv) shall have the rights and obligations of a Lender under the Credit Agreement and the other Loan Documents.

     4. Each of the Borrower and the Guarantors agrees that, as of the date hereof, the New Lender shall (i) be a party to the Credit Agreement and the other Loan Documents, (ii) be a "Lender" for all purposes of the Credit Agreement and the other Loan Documents, and (iii) have the rights and obligations of a Lender under the Credit Agreement and the other Loan Documents.

     5. The address of the New Lender for purposes of all notices and other communications is:

     6. This Agreement may be executed in any number of counterparts and by the various parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one contract. Delivery of an executed counterpart of this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

     7. This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of New York.

                       [remainder of page intentionally left blank]

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed by a duly authorized officer as of the date first above written.

     NEW LENDER:                [NEW LENDER], as New Lender

                                By:___________________
                                Name:
                                Title:

     BORROWER:                  ALBEMARLE CORPORATION, a Virginia corporation

                                By:___________________
                                Name:
                                Title:

     GUARANTORS:               [EACH GUARANTOR]

                                By:___________________
                                Name:
                                Title:
                                of each of the foregoing

     Accepted and Agreed:

     BANK OF AMERICA, N.A.,
     as Administrative Agent

     By:___________________
     Name:
     Title:

EXHIBIT 99
----------

                          List of Albemarle Corporation Officers Effective November 1, 2002
                          -----------------------------------------------------------------

Name                                 Officers
----------------------------------------------------------------------------------------------------------------------------------
William M. Gottwald*                 Chairman of the Board and Secretary to the Executive Committee as Management Committee

Floyd D. Gottwald, Jr.*              Vice Chairman of the Board and Chairman of the Executive Committee

Charles B. Walker*                   Vice Chairman of the Board

Mark C. Rohr*                        President and Chief Executive Officer

E. Whitehead Elmore                  Executive Vice President

Paul F. Rocheleau                    Senior Vice President and Chief Financial Officer

John G. Dabkowski                    Vice President - Polymer Chemicals

Thomas F. Dominick                   Vice President

Jack P. Harsh                        Vice President - Human Resources

George P. Manson, Jr.                Vice President, General Counsel and Secretary

George A. Newbill                    Vice President - Sourcing Organization

John J. Nicols                       Vice President - Fine Chemicals

John M. Steitz                       Vice President - Business Operations

Gary L. Ter Haar                     Vice President-Health and Environment

Michael D. Whitlow                   Vice President-Americas Sales and Global Accounts

Edward G. Woods                      Vice President-Corporate Development

Michael J. Zobrist                   Vice President - Investor Relations/External Affairs

Robert G. Kirchhoefer                Treasurer and Chief Accounting Officer

Richard A. Sabalot                   Assistant Secretary

*Member of the Executive Committee
