Form 10-K
period 2002-12-31
ALBEMARLE CORP
filed 2003-02-26
CIK 915913

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

☐    Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 1-12658

ALBEMARLE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1692118 (I.R.S. Employer Identification No.)

330 South Fourth Street

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 804-788-6000

Registrant’s website address: www.albemarle.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 Par Value	NEW YORK STOCK EXCHANGE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

The Company makes available through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

Number of shares of common stock outstanding as of  December 31, 2002: 41,692,074.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2002: $926,227,019.50*

*In determining this figure, an aggregate of 9,135,764 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., William M. Gottwald, John D. Gottwald and James T. Gottwald and members of their families have been excluded and treated as shares held by affiliates. See Item 12 herein. The aggregate market value has been computed on the basis of the closing price on the New York Stock Exchange Composite Transactions on December 31, 2002, as reported by The Wall Street Journal.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Albemarle Corporation and Subsidiaries

PART I

ITEM 1.    Business

Albemarle Corporation and its subsidiaries (“the Company” or “Albemarle”) are a major producer of polymer and fine chemicals, most of which are additives to or intermediates for plastics, polymers and elastomers, cleaning products, personal care products, agricultural compounds, pharmaceuticals, photographic chemicals, drilling compounds, ceramics, refractories, paper processing, paints and coatings, and biocides. Most sales of the Company’s products are made directly to manufacturers of these aforementioned products, including chemical and polymer companies, pharmaceutical companies, agricultural companies, cleaning product manufacturers, paper and photographic companies, drilling companies and water treatment companies. The Company also performs custom research and development manufacturing campaigns for third parties at the Tyrone, Pennsylvania facility as well as the cGMP pilot plant in Dayton, Ohio. Albemarle employs approximately 3,000 people.

The following discussion of the Company’s businesses as of December 31, 2002, should be read in conjunction with the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 8.

The Company produces the majority of its products in the United States, but also has production facilities in France, Germany and the United Kingdom and has aluminum alkyls produced for it by BP, p.l.c. or its affiliates (“BP”) at the Company’s former Feluy, Belgium plant. The processes and technologies for many of these products were developed in the Company’s or its predecessor’s (Ethyl Corporation (“Ethyl”)) research and development laboratories. The Company also has interests in certain joint venture production facilities in Japan, People’s Republic of China, Jordan, and Austria.

The Company’s worldwide chemicals operations are reported as two separate and distinct operating segments, Polymer Chemicals and Fine Chemicals.

The Polymer Chemicals’ operating segment consists of a broad range of chemicals including flame retardants, catalysts and polymer additives.

Albemarle’s brominated, mineral-based and phosphorus flame retardants are manufactured to help polymer materials meet fire-safety requirements in finished products which serve a variety of end use markets including electronic enclosures, wire and cable, printed circuit boards, electrical connectors and construction.

The Company’s catalyst business is the world’s largest supplier of aluminum alkyls which are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. The Company has production units at Pasadena, Texas, Orangeburg, South Carolina, Baton Rouge, Louisiana, Feluy, Belgium, which is leased to BP, and a 50%-owned joint venture in Japan. The Company has continued to build on its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of polymers based on metallocene/single-site catalysts.

The Company also produces polymer additives, such as curatives for polyurethane and epoxy system polymerization, as well as for ultraviolet curing of various inks and coatings, which are products used to control polyurethane and epoxy system polymerization. Also produced are antioxidants and alkylated hindered phenolics that are used to maintain the performance integrity of thermoplastic resins.

The Fine Chemicals’ operating segment includes pharmachemicals, agrichemicals, fine chemistry services and intermediates and performance chemicals. Included in performance chemicals are elemental bromine, alkyl bromides, inorganic bromides, and a number of bromine fine chemicals. Applications for these bromine-based performance chemicals primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, glass making, cleaning products and photographic chemicals. The Company continues to expand its bromine production capabilities, completing the bromine and bromine derivative facilities in Safi, Jordan, with joint venture partner Arab Potash Company Limited in late 2002. The Jordan joint venture capacities will supplement the Company’s current and extensive brine field, bromine, and bromine derivatives at the Magnolia, Arkansas facilities. Other performance chemicals products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; potassium- and chlorine-based products used in glass making and various other industrial applications; zeolite A (sodium alumina silicate) used as a phosphate replacement in laundry detergent builders; alkenyl succinic anhydride (ASA) used in paper-sizing formulations; urea formaldehyde resins used in coating applications and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. These products have many varied customers. They are sold to suppliers for use in household, institutional and industrial cleaners, personal care products, coatings, automotive insulators, foundry bricks and other industrial products.

The Company’s pharmachemicals bulk actives, ibuprofen and naproxen, are widely used to provide fever reduction and temporary relief of aches and pains and menstrual cramps. Bulk ibuprofen and naproxen are formulated by pharmaceutical companies who sell to customers in both

Albemarle Corporation and Subsidiaries

the prescription and over-the-counter markets. Ibuprofen- and naproxen-based products accounted for approximately 31% and 8% of the U.S. over-the-counter analgesic market in 2002 on a volume basis, respectively. They compete against other painkillers, including aspirin and acetaminophen. The Company is one of the world’s largest producers of ibuprofen. Albemarle produces pharmaceutical intermediates at several plant sites. Subsidiary Albemarle PPC SAS (“APPC”) operates a plant in Thann, France which produces more than thirty different intermediates used in the production of pharmaceutical actives and intermediates. The intermediates produced at this facility are primarily, but not exclusively, brominated products. The Company’s cGMP pilot plant in Dayton, Ohio produces pharmaceutical intermediates for a wide array of potential drugs under clinical trial.

The Dayton, Ohio facility, the pilot plant at the Tyrone, Pennsylvania facility, the Process Development Center in Baton Rouge, Louisiana and the plant in Thann, France form the capability base for the Company’s contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies. The flexible custom manufacturing capabilities of the commercial units at the Tyrone, Pennsylvania plant are well suited for the scale-up of many of these and other product offerings. The later stages of these products can be standardized in Tyrone or be targeted for manufacturing in one of the Company’s dedicated production sites. This breadth of scale-up capability across a variety of sites positions Albemarle to access new fine chemicals opportunities in the life sciences and other major end markets.

The Company’s agrichemicals are sold to chemical companies that supply finished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops; methyl bromide with its primarily use as a soil fumigant; and organophosphorus products for insecticide use. The Company is in year two of a five-year Environmental Protection Agency (“EPA”) program to phase down the home use of certain end-market products that use Albemarle’s organophosphorus agrichemical intermediates. In addition, methyl bromide is regulated based on the Montreal Protocol of 1991 and the subsequent phase-out amendment in the EPA Clean Air Act.

APPC is one of the world’s largest producers of organic and inorganic brominated compounds used mainly in pharmaceutical, photographic and agricultural chemical intermediates. APPC also operates an electrolysis unit to produce high-purity caustic potash and potassium carbonate used in the glass, water treatment, cleaning product and food industries. APPC strengthens the Company’s position in Fine Chemicals and provides additional manufacturing capabilities in Europe.

In the Fine Chemicals’ product lines, most plants operated at similar rates to those experienced in 2001, with the largest exception being the Magnolia, Arkansas, bromine-based performance chemicals’ facilities, which have improved to near full utilization in 2002.

In Polymer Chemicals’ product lines, most of the Company’s plants operated at somewhat higher capacity utilization in 2002 than during 2001; however, the aluminum alkyls plants operated at rates below those in 2001.

The Company operates on a worldwide basis with (i) manufacturing plants located in France, Germany and the United Kingdom, in addition to facilities in the United States, and has interest in certain joint venture production facilities in Japan, People’s Republic of China, Jordan and Austria, (ii) offices and distribution terminals in Belgium, France, Japan and Singapore, as well as the United States and (iii) offices in Shanghai and Beijing, China. The Company does not believe it has significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Note 17, “Operating Segments and Geographic Area Information” of notes to the consolidated financial statements in Item 8 on page 39.

Competition

Albemarle operates in a highly competitive marketplace, competing against a number of other companies in most of its product lines. Some markets involve a significant number of competitors, while others involve only a few. The competitors of the Company are varied in terms of size, resources and market share. Competition generally is based on product performance and availability, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.

In general, the Company competes on the basis of the quality and price of its products and customer services by maintaining a broad range of products and by focusing resources on products in which the Company has a competitive advantage. It endeavors to improve its reputation for quality products, competitive prices and excellent customer service and support. Competition in connection with the Company’s products requires continuing investments in research and development, product and process improvements and specialized customer services. Through research and development, the Company continues to seek to increase margins by introducing value-added products and products based on proprietary technologies.

Albemarle Corporation and Subsidiaries

Raw Materials and Significant Supply Contracts

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

The Company also produces bromine in Arkansas from its extensive brine reserves supported by an active leasing program. The Company has supply agreements with the Dead Sea Bromine group of companies. The contracts essentially cover the bromine requirements for the production of bromine fine chemicals for Thann. In addition, the Company, through its interest in Jordan Bromine Company Limited (“JBC”), produces bromine from extensive brine reserves in the Dead Sea Evaporation Pan System. This bromine is supplied to part of the Company’s European operations and to derivative plants in Jordan.

The Company’s subsidiary Martinswerk GmbH (“Martinswerk”) has certain contracts which require Martinswerk to purchase certain minimum annual quantities of aluminum trihydrate from its suppliers. This is expected to continue as the Company or its subsidiaries expect to continue or expand purchases of aluminum trihydrate.

Major Customers

Due to the diversity of product lines in which Albemarle competes, no major portion of overall sales or earnings was generated by one customer nor is the Company overly reliant on contracts with any one public, private or governmental entity, although loss of one or more major customers could have a substantial financial impact.

A number of the Company’s customers manufacture products for cyclical industries such as the agricultural, pharmaceutical, automotive, electronics and building and construction industries. As a result, demand for the products of the Company from customers in such industries also is cyclical. However, due to the diversity and size of the Company’s operations, there is little seasonal variation in revenues or earnings, except for certain agricultural and pharmaceutical products and certain electronics-related flame retardants. In addition, the profitability of sales of certain products depends on the level of industry growth and our plant capacity utilization.

Other Matters

On January 21, 2003, Albemarle acquired Ethyl’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $27 million in cash plus Albemarle will pay to Ethyl a total of $1.5 million in additional consideration during 2003 if Ethyl’s purchases of antioxidant products from Albemarle and Albemarle’s sales of antioxidant products to third parties for fuel and lubricant additive use meet certain specified performance criteria. The acquisition included the family of antioxidants and blends used to extend the service and the storage life and thermal stability of a broad range of fuel and lubricant products. In addition, pursuant to an amended supply agreement, Albemarle will supply Ethyl substantially all of its requirements for phenolic antioxidants through at least December 31, 2009. The effect of the acquisition on 2003 earnings will be finalized upon completion of an external third party valuation, including appropriate amortization periods if any, of the intellectual property acquired.

Research & Development and Patents

Albemarle’s research and development (“R&D”) efforts support each operating segment under the direction of the two segment vice presidents. With respect to Polymer Chemicals, the research focus is divided between new and improved flame retardants, polymerization catalysts and new polymer additives and blends. Flame retardant research is targeted to satisfy increasing market needs for performance and quality in products manufactured from polystyrene, acrylonitrilebutadiene-styrene (ABS) and engineered thermoplastics. Catalysts research is targeted to meet the market needs for cost-effective metallocene catalyst systems for the production of improved polyolefin polymers and elastomers. Development efforts are focused on efficiently debottlenecking pilot plant capacity to meet the expected demand for these businesses and to inventory new molecules to meet the expanding needs of our customers. These efforts are expected to continue into 2003 and beyond.

The primary focus of the Company’s Fine Chemicals’ research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These efforts are expected to continue into 2003 and beyond. In addition to the U.S. research facilities in Baton Rouge, Louisiana, Dayton, Ohio, and Tyrone, Pennsylvania, the Company’s European businesses are supported by the research and development facilities in Louvain-la-Neuve, Belgium, Bergheim, Germany and Thann, France.

The Company spent approximately $16.5 million, $21.9 million and $26.2 million in accordance with FAS No. 2 in 2002, 2001 and 2000, respectively, on research and development. Total R&D department spending was $26.4 million, $27.2 million and $31.4 million in 2002,

Albemarle Corporation and Subsidiaries

(2001 and 2000, respectively. Total R&D spending for 2002 included $9.9 million related to technical services support to customers and the Company’s plants, testing of existing products, quality improvement and environmental studies. In addition, the Company benefits from its contract manufacturing and research through increased know-how.

The Company considers patents, licenses and trademarks to be of significance to its business. As of December 31, 2002, the Company owned 1,260 active United States and foreign patents, including 26 U.S. patents and 83 foreign patents issued in 2002. Some of the Company’s patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company’s patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

Environmental Regulation

The Company maintains and operates manufacturing and distribution facilities and equipment which are used in the Polymer and Fine Chemicals’ segments. These are subject to environmental risks and regulations, which are discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Environmental Matters” on page 15.

Financial Information as to Industry Segments and

Geographic Areas

Albemarle’s operations are substantially all in the chemicals industry. Industry segments and geographic area information for the Company’s operations for the three years ended December 31, 2002, is presented in Note 17, “Operating Segments and Geographic Area Information” of the notes to the consolidated financial statements in Item 8 on page 39.

Financial Information about Foreign and Domestic

Operations and Export Sales

Financial information about the Company’s foreign and domestic operations and export sales for the three years ended December 31, 2002, is set forth in Note 17, “Operating Segments and Geographic Area Information” of the notes to the consolidated financial statements in Item 8 on page 39. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pacific region and Europe. Foreign unaffiliated net sales are primarily in Europe, the Middle East, Japan and the Asia Pacific region.

ITEM 2.    Properties

The Company’s principal executive offices are located at 330 South Fourth Street, Richmond, Virginia, 23219, and its principal operations offices are located at 451 Florida Street, Baton Rouge, Louisiana, 70801. The Company leases its executive offices and operations offices in Richmond, Virginia and Baton Rouge, Louisiana, respectively; and its regional offices in Singapore; Tokyo, Japan; and Shanghai and Beijing, China; as well as various other offices.

The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

Location	Principal Operations

Baton Rouge, Louisiana (2 facilities, one on leased land)	Research and product development activities, and production of flame retardants, catalysts and additives

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydroxide and aluminum oxide, and research and product development activities

Dayton, Ohio (Leased land)	Research, product development and small-scale production of fine chemicals

Feluy, Belgium (Leased by BP in 1996 under a 99-year lease but operated for the Company)	Production of aluminum alkyls

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities

Magnolia, Arkansas (South Plant)	Production of flame retardants, bromine, inorganic bromides, agrichemical intermediates and tertiary amines

Magnolia, Arkansas (West Plant)	Production of flame retardants and bromine

Albemarle Corporation and Subsidiaries

Location	Principal Operations

Magnolia, Arkansas (East Plant)	Production of bromine

Ninghai County, Zhejiang Province, China (25% joint venture with Ninghai County Jinhai Chemical and Industry Company Limited)	Production of antioxidants and polymer intermediates

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, zeolite A and other specialty chemicals

Port-de-Bouc, France	Production of flame retardants

Safi, Jordan (50% joint venture with Arab Potash Company Limited)	Production of bromine and derivatives (started up late 2002)

St. Jakobs/Breitenau, Austria (50% joint venture with TILOS Vermogensverwaltrung GmbH, Cologne, Germany and Veitsch-Radex GmbH, Vienna, Austria)	Production of specialty magnesium hydroxide products

Takaishi City, Osaka, Japan (50% joint venture with Mitsui Chemicals, Inc.)	Production of aluminum alkyls

Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters

Thann, France	Production of organic and inorganic brominated pharmaceutical intermediates, photographic and agrichemical intermediates, high-purity caustic potash, potassium carbonate and chlorine

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities

The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 2003. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

Certain Agreements Between Albemarle and Ethyl Corporation

Albemarle and Ethyl entered into agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas and Feluy, Belgium. Effective March 1, 1996, certain of these agreements or portions thereof were transferred to BP as part of the olefins business sale, as discussed under “Pasadena, Texas Agreements.” In addition, Albemarle and Ethyl entered into agreements (Ethyl has extended the agreements through February 28, 2014) dated as of February 28, 1994, providing for the blending by Albemarle for Ethyl of certain products and the production of others at the Company’s Orangeburg, South Carolina, plant. See Subsequent Event footnote on page 40. Also since February 28, 1994, Albemarle has leased certain property from Ethyl in Baton Rouge, Louisiana, which is used by Albemarle as its Process Development Center. Albemarle has extended this lease through February 28, 2014. Albemarle has the right to extend this lease for an additional five ten-year terms after February 28, 2014. Albemarle also has the right of first refusal to purchase the property, which is the subject of the lease. Finally, as a result of the spin-off of the Company from Ethyl in 1994, Ethyl and the Company entered into an Indemnification Agreement dated as of February 28, 1994 whereby the two companies indemnify one another under certain circumstances for liabilities relating to their respective businesses.

Albemarle Corporation and Subsidiaries

Certain Agreements Between Albemarle and MEMC Pasadena, Inc. (“MEMC”)

Albemarle and MEMC entered into agreements, dated as of July 31, 1995, and subsequently revised effective May 31, 1997, pursuant to which Albemarle provides support services to MEMC at its Pasadena, Texas, plant which consists of facilities for the production of electronic materials products. Albemarle supplies certain utilities and services to the MEMC Pasadena plant site pursuant to a utilities and services agreement (the “Utilities and Services Agreement”). All of the utilities and services are supplied at Albemarle’s cost plus a percentage fee. Albemarle has the right to terminate certain utilities and services on a minimum of twenty-four months’ notice. Albemarle will make available to MEMC certain other utilities and services for the duration of MEMC’s lease of the property upon which the MEMC Pasadena plant site is located. MEMC has the right to terminate any one or more utilities or services on twelve months’ notice.

Certain Agreements Between Albemarle and BP

Albemarle and BP entered into agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to BP, and BP provides operating and support services, certain utilities and products to Albemarle.

Pasadena, Texas Agreements

After the Company’s sale of the olefins business to BP on March 1, 1996, BP owns and operates the linear alpha olefins and synthetic alcohols facilities (“BP Pasadena plant”). Albemarle owns and operates all remaining Albemarle plants (“Albemarle Pasadena plant”). As a result of the sale, Albemarle supplies to the BP Pasadena plant certain utilities and the BP Pasadena plant supplies certain utilities to the Albemarle Pasadena plant. Virtually all of the utilities, services and products supplied by the Albemarle Pasadena plant to the BP Pasadena plant and by the BP Pasadena plant to the Albemarle Pasadena plant, are supplied at the provider’s cost plus a percentage fee. Most of the utilities, services and products supplied by Albemarle and BP have an initial term of 10 years, with an automatic extension for an additional 10-year term, unless terminated by either party at the end of the initial term upon two years notice.

With respect to products supplied by Albemarle to BP, and conversely by BP to Albemarle, each may terminate the supply of such product to the other on 180 days notice. BP ceased operations of its Pasadena synthetic alcohols facility on November 4, 2002, resulting in an operating profit impact of approximately $1 million per quarter to Albemarle. BP continues to operate the linear alpha olefins facility and Albemarle continues to supply BP at the Albemarle Pasadena plant.

Feluy, Belgium Agreements

After the olefins business sale, BP’s Belgian affiliate (“BP Belgium”) possesses (under a 99-year lease, with certain purchase options) and operates the linear alpha olefins and poly alpha olefin facilities. In addition, BP Belgium possesses (under the same lease) and operates the aluminum alkyls facilities exclusively for Albemarle (term: 10 years—Albemarle has the right to extend for one additional 10-year term). Albemarle supplies aluminum alkyl products to BP Belgium for use in the linear alpha olefins facility (term: 10 years—BP Belgium has the right to extend for one additional 10-year term). The services and products supplied by Albemarle to BP Belgium and by BP Belgium to Albemarle are at the provider’s cost plus a percentage fee.

ITEM 3.    Legal Proceedings

The Company is involved from time to time in legal proceedings of types regarded as common in the Company’s businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.

The Company maintains a financial accrual for these proceedings which includes defense costs and potential damages, as estimated by its General Counsel. This accrual was adjusted at year-end 2002 to reflect both new and resolved matters and to include amounts to defend against asbestos premises liability litigation. With respect to the latter, the Company believes that its predecessor, Ethyl, is responsible for any related premises liability costs; the Company is also insured, in whole or in part, for any such liability.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company’s opinion they will not result ultimately in any liability that is likely to have a material adverse effect upon the results of operations or financial condition of the Company on a consolidated basis.

ITEM 4.    Submission of Matters to a Vote of Security Holders

NONE.

Albemarle Corporation and Subsidiaries

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange under the symbol ALB. The market price highs and lows (per the New York Stock Exchange) by quarters for the years 2002 and 2001 are listed below:

	2002		2001

Quarter	High	Low	High	Low

First	$27.73	$21.90	$25.69	$21.20
Second	33.00	26.67	23.90	21.20
Third	31.95	24.80	23.35	16.50
Fourth	31.36	23.60	24.73	17.36

There were 41,692,074 shares of common stock held by 5,438 shareholders of record as of December 31, 2002.

On July 31, 2002, the Company’s Board of Directors increased the quarterly dividend rate by 8%, from $.13 per share to $.14 per share or $.56 per share on an annual basis, payable October 1, 2002 to shareholders of record September 13, 2002.

Shareholders’ equity per share at December 31, 2002, was $13.67, up 5% from $13.04 at December 31, 2001, which was up 7% from $12.20 at December 31, 2000.

ITEM 6.    Selected Financial Data

The information for the five years ended December 31, 2002, is contained in the “Five-Year Summary” included in Part IV, Item 14, Exhibit 99 on page 48.

ITEM 7.    Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

The following financial data and discussion provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 2002, 2001 and 2000. In addition, a discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 14.

Some of the information presented in the following discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that could cause actual results to differ from expectations include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company’s products, increases in the cost of the product, changes in the markets in general, fluctuations in foreign currencies and significant changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending.

Albemarle Corporation and Subsidiaries

Results of Operations

Net sales by operating segments for the three years ended December 31, are as follows:

(In Thousands)

Net Sales by Segment	2002	2001	2000
Polymer Chemicals	$526,446	$461,930	$500,899
Fine Chemicals	453,769	454,969	416,650

Segment totals	$980,215	$916,899	$917,549

Net Sales

Net sales for 2002 grew to $980.2 million, up $63.3 million (6.9%), from $916.9 million in 2001. Polymer Chemicals’ net sales in 2002 were up $64.5 million (14.0%) due to higher shipments ($46.1 million) partially offset by lower pricing ($15.7 million) in flame retardants and the increase in net sales of $29.7 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH (“Martinswerk”) and higher shipments ($6.9 million) offset, in part, by lower pricing ($2.5 million) in catalysts and additives. Fine Chemicals’ net sales in 2002 were down $1.2 million (0.3%), primarily due to lower shipments in agrichemicals and fine chemistry services ($29.1 million), product mix in performance chemicals ($6.1 million); offset, in part, by the Company’s mid-year 2001 acquisitions of Martinswerk and the custom and fine chemicals businesses of ChemFirst Inc. (“ChemFirst”) ($33.7 million).

Net sales for 2001 amounted to $916.9 million, down $0.6 million (0.1%), from $917.5 million in 2000. Polymer Chemicals’ net sales were down $39.0 million in 2001 (7.8%), primarily due to lower shipments ($47.0 million) and pricing ($4.2 million), which includes the unfavorable net effects of foreign exchange in flame retardants and lower shipments in catalysts and additives ($25.3 million) offset, in part, by higher net sales of $39.5 million, resulting from the May 31, 2001, acquisition of Martinswerk. Fine Chemicals’ net sales in 2001 were up $38.3 million (9.2%), due to the Company’s May 31, 2001 and July 1, 2001, acquisitions of Martinswerk and the custom and fine chemicals businesses of ChemFirst ($59.4 million) offset, in part, by lower shipments and unfavorable pricing in surface actives (zeolites) and the unfavorable net effects of foreign exchange.

Operating Costs and Expenses

Cost of goods sold in 2002 increased $49.4 million (7.1%), from 2001. The increase is primarily due to operating costs associated with increased shipments over 2001 in flame retardants and the Company’s acquisitions of Martinswerk and the ChemFirst custom and fine chemicals businesses, lower pension income as well as a charge of approximately $2.6 million ($8.3 million, net of probable insurance recovery of $5.7 million) related to the discontinuance of product support for and the withdrawal from a water treatment venture. This increase is partially offset by favorable plant utilization and production costs and the favorable effects of foreign exchange transaction gains of approximately $1.7 million in 2002 versus foreign exchange transaction gains of approximately $0.5 million in 2001. Gross profit margin decreased to 24.0% in 2002 from 24.1% in 2001. Overall, Albemarle’s average 2002 raw material costs were significantly lower than 2001. Energy costs in 2002 were lower than 2001.

Cost of goods sold in 2001 increased $49.5 million (7.7%), from 2000, primarily due to higher costs related to lower utilization of existing plant facilities and the higher costs associated with the Company’s acquisitions of Martinswerk and the ChemFirst custom and fine chemicals businesses, offset, in part, by lower employee-related costs in 2001 resulting from workforce reductions which occurred during 2000 and the favorable effects of foreign exchange transaction gains of approximately $0.5 million in 2001 versus foreign exchange transaction losses of approximately $0.8 million in 2000, with the result that the gross profit margin decreased to 24.1% in 2001 from 29.6% in 2000. Overall, Albemarle’s average 2001 raw material costs were comparable to 2000. Energy costs in 2001 were slightly higher than 2000.

Selling, general and administrative expenses, combined with research and development expenses (“SG&A”) in 2002 increased $7.3 million (6.1%) from 2001. Higher employee-related costs for 2002 as well as a $3.5 million increase in recurring SG&A associated with the Company’s mid-year 2001 acquisitions of Martinswerk and the custom and fine chemicals businesses of ChemFirst are the primary reasons for this increase. The 2002 increase in SG&A compares to a decrease of $8.6 million (6.6%) in 2001 from 2000 primarily due to lower employee incentive award costs and the realignment of corporate research and development efforts as well as the benefits of cost reduction efforts, offset, in part, by a $7.9 million increase in recurring SG&A associated with the Company’s mid-year acquisitions in 2001. As a percentage of net sales, SG&A were 13.1% in 2002 versus 13.2% in 2001 and 14.1% in 2000.

Operating Profit

Operating profit by operating segments for the three years ended December 31, are as follows:

(In Thousands)

Operating Profit	2002	2001	2000
Polymer Chemicals	$67,355	$59,691	$103,817
Fine Chemicals	60,681	61,466	70,736
Corporate and other expenses	(22,511)	(22,707)	(24,391)

Totals	$105,525	$98,450	$150,162

Albemarle Corporation and Subsidiaries

The Company’s operating profit in 2002 increased $7.1 million (7.2%) from 2001. Reduced raw material and favorable manufacturing costs and plant utilization, higher shipments in flame retardants as well as the favorable integration of Martinswerk contributed to this increase. The increase is partially offset by lower pricing, lower shipments in Fine Chemicals agrichemicals and fine chemistry services product lines, a charge of approximately $2.6 million related to the discontinuance of product support for and the withdrawal from a water treatment venture and a charge of $1.5 million related to workforce reductions. SG&A in 2002 increased $7.3 million (6.1%) from 2001 primarily due to higher employee-related costs as well as a $3.5 million increase in recurring SG&A associated with the midyear 2001 acquisitions.

The Company’s operating profit in 2001, including a 2001 workforce reduction charge of $2.1 million, decreased $51.7 (34.4%) from 2000 primarily due to lower shipments, the effects of lower utilization of existing plant facilities and the negative net effects of foreign exchange in the Company’s European and Asia Pacific regions versus 2000, offset, in part, by an increase in operating profit associated with the Company’s acquisitions of Martinswerk and the ChemFirst custom and fine chemicals businesses. The operating profit decrease in 2001 versus 2000 was also impacted by the net effect of 2000 special items consisting of a one-time $15.0 million noncash pension settlement gain (“pension settlement gain”) and a workforce reduction charge of $6.9 million. Excluding special items in the 2001 and 2000 periods, 2001 operating profit decreased $41.5 million from 2000. SG&A decreased $8.6 million (6.6%) from 2000 primarily due to lower employee incentive award costs and the realignment of corporate research and development efforts as well as the benefits of cost reduction efforts, offset, in part, by a $7.9 million increase in recurring SG&A associated with the Company’s mid-year acquisitions during 2001.

Polymer Chemicals’ operating results for 2002 increased $7.7 million (12.8%) versus 2001, primarily due to higher shipments in flame retardants ($15.9 million), which includes the impact of the acquisition of Martinswerk and favorable raw material costs ($13.2 million). The increase was partially offset by lower pricing ($19.8 million) primarily in flame retardants and a first quarter 2002 reclassification of bad debt expense from corporate and other expenses ($2.0 million).

Polymer Chemicals’ operating results in 2001 decreased $44.1 million (42.5%) primarily due to lower shipments in flame retardants ($18.7 million) and catalyst and additives ($12.2 million), the effects of lower utilization of existing plant facilities, net of lower spending ($10.1 million) and the unfavorable results of foreign exchange ($7.0 million) offset, in part, by the impact of the acquisition of Martinswerk ($4.7 million) in 2001 versus 2000. Polymer Chemicals’ operating results for 2000 included allocations for a pension settlement gain of $5.5 million and a workforce reduction charge of $3.1 million. Excluding the special items in 2001 and 2000, Polymer Chemicals’ operating results for 2001 decreased $41.4 million (40.8%) from the corresponding period in 2000.

Fine Chemicals’ operating results for 2002 decreased $0.8 million (1.3%) versus 2001. Lower pricing ($13.7 million) primarily in performance chemicals, lower shipments ($10.9 million) primarily in agrichemicals and fine chemistry services, and a charge of approximately $2.6 million ($8.3 million, net of probable insurance recovery of $5.7 million) related to the discontinuance of product support for and the withdrawal from a water treatment venture were the major factors in the decrease. The decrease was partially offset by favorable raw material ($13.7 million) and manufacturing costs ($12.8 million), primarily due to increased production in the detergent builders product line.

Fine Chemicals’ operating results in 2001 decreased $9.3 million (13.1%) primarily due to lower shipments and lower pricing in surface actives (zeolites) and the unfavorable results of foreign exchange ($1.6 million) offset, in part, by improved performance in agrichemicals and pharmachemicals ($11.9 million) as well as the impact of the acquisitions of Martinswerk and the ChemFirst custom and fine chemicals businesses. Fine Chemicals’ operating results for 2000 included allocations of a pension settlement gain of $5.7 million and a workforce reduction charge of $3.1 million. Excluding the special items in 2001 and 2000, Fine Chemicals’ operating results for 2001 decreased $6.6 million (9.7%) from the corresponding period in 2000.

Corporate and other expenses in 2002 decreased $0.2 million (0.9%) versus 2001. This decrease is attributable to a first quarter 2002 reclassification of bad debt expense to the Polymer Chemicals’ segment operating profit ($2.0 million) partially offset by a higher employee incentive provision and a charge of $1.5 million related to workforce reductions in 2002.

Corporate and other expenses in 2001, which included a charge of $1.5 million related to the fourth quarter workforce reduction, decreased $1.7 million (6.9%) versus 2000, primarily due to lower employee incentive award costs and the benefit of cost reduction efforts in 2001. Corporate and other expenses for 2000 included higher incentive award costs, higher consulting costs, and a $.7 million workforce-reduction charge in 2000, offset, in part, by the allocation of $3.8 million related to the pension settlement gain. Excluding the workforce reduction charges in both periods and the pension settlement gain in 2000, corporate and other expenses decreased $6.5 million

Albemarle Corporation and Subsidiaries

(23.6%) in 2001. (See Note 17, “Operating Segments and Geographic Area Information” of the notes to the consolidated financial statements in Item 8 on page 39.)

Interest and Financing Expenses

Interest and financing expenses in 2002 decreased $0.5 million from 2001 which followed a $0.5 million decrease from 2000 to 2001. 2002 interest and financing expenses were impacted by an overall lower average interest rate for the year versus 2001 partially offset by higher average debt outstanding during 2002. The higher debt in 2002 reflected the impact of the two acquisitions during 2001 as well as the repurchase of 4,000,000 common shares in February 2002. 2001 interest and financing expenses were significantly impacted by an overall lower average interest rate for the year versus 2000 despite higher average debt outstanding during 2001. The higher debt in 2001 was associated with the two acquisitions during the year.

Other Income, Net

Other income, net decreased to $3.4 million in 2002 from $4.3 million in 2001, primarily due to the minority interest of $2.1 million in the Company’s majority-owned subsidiary, Stannica LLC (“Stannica”), partially offset by interest received in the amount of $2.0 million related to a favorable income tax settlement in 2002. Other income, net, increased to $4.3 million in 2001 from $3.3 million in 2000 primarily due to earnings from investments. See Note 1, “Summary of Significant Accounting Policies—Investments” of the notes to the consolidated financial statements in Item 8 on page 22.

Income Taxes

Income taxes in 2002 were relatively unchanged compared to 2001. 2002 income taxes included a Federal income tax settlement in the amount of $2.5 million offset by higher pre-tax income in 2002. 2001 income taxes decreased $16.7 million (36.5%) compared to 2000 due primarily to lower pre-tax income in 2001. The effective tax rate for 2002 was 28%, which was down from 29.9% in 2001 and 31% in 2000.

See Note 12, “Income Taxes” of the notes to the consolidated financial statements in Item 8 on page 35 for details of changes in effective income tax rates.

Additional Information

Summary of Critical Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that the Company considers to be significant in the preparation of the financial statements.

Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables.

Recovery of Long-Lived Assets — The Company evaluates the recovery of its long-lived assets on a segment basis by periodically analyzing its operating results and considering significant events or changes in the business environment.

Acquisition Accounting — The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

Income Taxes — The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

Legal Accruals — The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments.

Environmental Remediation Liabilities — The Company estimates and accrues the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of the Company’s contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and (iii) the extent of other parties’ share of responsibility.

Insurance Accruals/Receivables — The Company records and assumes the recoverability of insurance receivables and potential impact of insurance claims based on the Company’s estimates after considering advice from in-house and outside legal counsel as well as outside consultants.

Actual results could differ materially from the estimates and assumptions that the Company uses in the preparation of its financial statements.

Revenue Recognition

Sales revenue is recognized when (1) ownership and all rewards and risks of loss have been transferred to the buyer, (2) the price is fixed and determinable, and (3) collectibility is reasonably assured. Revenue from services is recognized when performance of the services has been completed.

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

Albemarle Corporation and Subsidiaries

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

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

Pension Plans and Other Postretirement Benefits

Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The policy of the Company is to fund post-retirement health benefits for retirees on a pay-as-you-go basis. There are significant assumptions used in determining amounts including the discount rate, expected return on plan assets, rate of compensation increase and assumed health care trend rate. These assumptions are based on the Company’s estimates after considering advice from a major actuarial consulting firm and using the consistent application of certain indexes.

Income Taxes

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

Investments

The Company has investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of the Company’s investments are in joint ventures. Since the Company has the ability to exercise significant influence over the operating and financial policies of these joint ventures, they are accounted for using the equity method of accounting. The Company’s share of the investee’s (losses) earnings are included in the consolidated statement of operations as a component of other income, net. Investments in marketable securities are accounted for as available-for-sale securities with changes in fair value included in “accumulated other comprehensive loss” in the shareholders’ equity section of the consolidated balance sheets. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

2003 Outlook

As we began 2002, we noted the slow global economy and the significant effect during 2001 on our Polymer Chemicals’ segment, particularly the electronics and the plastics markets which suffered from diminishing consumer demand throughout 2001. At that time, we were hopeful that market conditions would improve in 2002 after a difficult first half.

This situation again appears to be the case as we enter 2003. During 2002 we successfully overcame many of the obstacles thrown in our path by the economy and heightened global competition. The Company saw an increase in demand generally for the flame retardants sold into the polymer markets in 2002; however, a sluggish 2002 holiday season in the United States raises concern about the prospects of a difficult first half in 2003. Added to the concern of the global economy for the Polymer Chemicals’ segment is the continuing uncertainty in the agricultural market that began to affect Albemarle’s Fine Chemicals’ segment in the second half of 2002. Albemarle management cautions that the first half of 2003 will likely resemble the fourth quarter of 2002—a good period for shipments, but presenting a challenge to the Company to maintain focus on cost reductions, selective price increases and volume gains in order to deliver growth.

Albemarle actively manages contract and spot buying programs for raw materials and energy costs to limit the risks and maximize the benefits of such purchases to the Company. In 2002, the environment was favorable for many raw materials, and the Company posted significant savings compared to 2001. As we enter 2003, many suppliers are reviewing their pricing, and while the Company is protected in many cases by long-term contracts, the 2002 performance of our sourcing team will be harder to replicate in 2003. Generally, the following key raw materials and energy cost annualized effects, exclusive of any corresponding increases in selling price, should be considered:

Albemarle Corporation and Subsidiaries

ethylene – a $.01/lb price increase would impact earnings per share (“EPS”) by 1.5 cents; chlorine similarly – $10/ton change = 2 cents EPS and natural gas – $1/MM BTU change = 10 cents EPS change (including electricity impacts).

The Company continues to generate good cash flow. Albemarle ended the year with a strong balance sheet and our net debt of $143 million is similar to the start of the year. During 2002, we paid dividends of approximately $23 million, made stock purchases of about $93 million, incurred capital spending of $41 million, including the investment in JBC and made a year-end contribution of $17 million to our pension fund. This is a total of $176 million. We believe we can continue to sustain such a level going forward, and we remain cautious in our approach to uses of cash in 2003 and beyond. Priorities for investing in the business include capital expenditures and quality acquisitions that are synergistic to the Company. We will also maintain our strong dividend policy and will evaluate the repurchase of outstanding shares. The Company currently has authorization to repurchase over 4 million shares.

In 2002, we continued workforce reductions, where appropriate, as part of Albemarle’s ongoing efforts to control costs. The Company will continue to search for similar opportunities. During 2003 capital spending should be similar to 2002 levels in the range of $40 million, and the effective income tax rate will remain around 30%. Albemarle forecasts a continuing reduction of pension income for 2003 compared to 2002. However, modifications in other areas of employee benefits programs could offset a portion of this impact.

Going into 2003, we will continue to monitor the effect that currency fluctuations could have on our business.

Our Polymer Chemicals’ segment’s potential in 2003 is colored by an uncertain world. For example, the electronic printed wiring board book-to-bill ratio remains below one (an important production ratio for the industry), but the number of shipments and bookings used in the calculation increased at the end of 2002. Even though “demand uncertainty” is the watchphrase of the day, the Company believes that first quarter 2003 will show improvement over the fourth quarter of 2002.

Albemarle’s JBC joint venture began 2003 as a bromine plant; however JBC is poised to bring on additional capacity of a key flame retardant if market conditions dictate. The Company is expanding the diversification benefits from the halogen-free flame retardant products added through the Martinswerk acquisition and our joint venture, PolymerAdditives.com. The markets for mineral flame retardants include a number of areas that are not currently being served with brominated flame retardants.

In the organometallics area, specifically new catalysts, the Company is optimistic that it will see continued growth as the polyolefin producers commercialize new products. Albemarle’s technical expertise and manufacturing position in single-site activators provides a platform for success in this business. In the base business in 2002, the Company overcame the loss of certain aluminum alkyls business with additional sales in new catalysts and a number of other products. Stannica, a 60% majority-owned subsidiary that supplies organotin intermediates, became operational on April 1, 2002. Stannica has more than met Albemarle’s high expectations, giving the Company access to an important heat stabilizer market.

Albemarle’s sales in Asia were up 17% in 2002, compared with 2001. This geographical region is an important growth area for both the Polymer and Fine Chemicals’ segments. There is an active program to enhance growth initiatives in the area, and a great percentage of business leadership time will be committed to the region in 2003. 2003 will be the first full-year of operation of the Albemarle Chemicals (Shanghai) Company, Ltd., a Chinese company, which the Company believes will have a much larger impact in the region in coming years based upon existing sales and supply efforts, joint ventures in the region and the anticipated growth of the market in China.

Albemarle acquired Ethyl’s phenolic antioxidant business as we entered 2003. This business is a $20-million revenue product area. The acquisition builds upon the Company’s core strength in orthoalkylation chemistry and is a natural fit with the existing customer base. Albemarle previously served this business as a contract manufacturer for Ethyl; this acquisition allows us to go further downstream to drive growth in this product area. It is an example of the momentum our bolt-on acquisition program has seen over the last several years, and we are very pleased with this business as we begin integrating it into our additives portfolio.

In the Fine Chemicals segment, Albemarle made important strategic progress in 2002 despite the flat profit results. In 2003, agricultural products face a downturn in the overall agricultural economy, and the Company remains cautious regarding whether this market has seen its bottom. In addition, tough conditions in the custom chemicals manufacturing market provided a challenge for this product area. Performance chemicals and pharmaceutical products continue to provide good growth prospects in 2003. Higher chlorine costs have continued to confront this business. Overall pricing, while mixed in 2002, is expected to improve in 2003.

Uncertain agricultural chemicals demand, raw material price inflation and competitive custom manufacturing markets could affect our efforts. This leads us to be cautiously

Albemarle Corporation and Subsidiaries

optimistic about delivering profit increases for Fine Chemicals. However, continued discipline in driving cost reductions, selective price increases and volume gains will be required to offset these headwinds. The Company has plans to address each of these areas. Albemarle believes that increased benefits from its new product efforts and success in filling flexible manufacturing assets also can be accomplished, leading the Company to forecast positive performance in Fine Chemicals in 2003.

Fine Chemicals ended 2002 with three straight quarters of sequential sales growth, an expanded new product pipeline, the full integration of the ChemFirst custom fine chemicals business and Martinswerk acquisitions, and a successful startup of the JBC bromine and derivatives manufacturing capacities. Albemarle began to market commercial sales from JBC, which the Company believes will gather momentum in 2003. This startup was ahead of schedule and under budget and marks a major milestone in the strategy of global leadership in bromine-related businesses. Additionally, the non-flame retardant products from the Martinswerk acquisition, the aluminum specialties, should continue to be important contributors to overall Fine Chemicals’ profit growth.

The acquisition of ChemFirst custom fine chemicals manufacturing products and assets has enabled significant and positive fundamental changes to the way Albemarle is driving its Fine Chemicals’ business. The Company’s previously limited offering to the global life sciences market is now much more substantial, covering a broad array of offerings and services—active ingredients, intermediates, custom manufacturing, and contract research. Albemarle’s reception with customers has grown, the new product pipeline has filled, and the global flexible manufacturing assets are poised to benefit. Despite less-than-targeted profit results in 2002 from the acquired assets, the capabilities have led the Company to pull similar, global capabilities together into a new business area, fine chemistry services & intermediates, which it believes holds significant promise for profitable growth for Albemarle.

Finally, Albemarle has focused great attention on the recently enacted Sarbanes-Oxley Act and related rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange. As one example, the Company has installed an internal disclosure and controls committee, and it intends to stay at the forefront of any corporate governance and financial control initiatives.

Financial Condition and Liquidity

Cash and cash equivalents at December 31, 2002 were $37.6 million, which represents an increase of $7.0 million from $30.6 million at year-end 2001.

         Cash flows provided from operating activities were $144.8 million, which together with $281.3 million of proceeds from borrowings, primarily from the Company’s primary credit agreements, and an increase in working capital of approximately $5.4 million (excluding foreign currency translation) were used to cover operating activities in 2002, payoff the Company’s previous revolving credit facility of $160 million, cover repayment of debt of $112.8 million, purchase approximately 4 million shares of the Company’s common stock for $93.1 million, fund capital expenditures of $38.4 million, pay dividends to common shareholders of $23.0 million and increase cash and cash equivalents by $7.0 million.

Cash and cash equivalents at December 31, 2001 were $30.6 million, which represented an increase of $11.3 million from $19.3 million at year-end 2000.

Cash provided from operating activities was $143.9 million, which together with $128.2 million of proceeds from borrowings were used to cover operating activities in 2001, including an increase in working capital of $4.5 million (excluding foreign currency translation), and acquire Martinswerk and the custom and fine chemicals businesses of ChemFirst Inc. ($113.2 million), fund capital expenditures, repay $54.1 million of long-term debt, pay quarterly dividends to common shareholders of $23.8 million, fund the Company’s additional investment in joint ventures, purchase 417,505 shares of the Company’s common stock for $7.6 million and increase year-end cash and cash equivalents by $11.3 million.

The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obligations, dividend payments to common shareholders and to fund most, if not all, of its capital expenditures.

On September 10, 2002, the Company entered into a new three-year unsecured Credit Agreement with a group of lenders providing for $375 million in revolving credit facilities (the “Credit Agreement”) to replace its former Competitive Advance and Revolving Credit Facility Agreement (“Credit Facility”) which matured on September 29, 2002. Borrowing under the Credit Agreement is conditioned upon compliance with financial and other covenants as set forth in the related agreement, including covenants relating to leverage (measured as the ratio of debt and interest to adjusted earnings). An increase in pricing level based on the Company’s debt-to-capitalization ratio would not accelerate the maturity of our indebtedness thereunder. However, an increase in our debt-to-capitalization ratio would result in an increase in the interest rate and fees payable under the Credit Agreement.

Albemarle Corporation and Subsidiaries

In addition, at December 31, 2002, the Company had the flexibility to borrow up to a total of $82 million ($33.5 million outstanding at December 31, 2002) under its various other credit arrangements.

The noncurrent portion of the Company’s long-term debt amounted to $180.1 million at December 31, 2002, compared to $12.4 million at the end of 2001. The debt level at December 31, 2001, amounting to $157.9 million, was reflected as current due to the maturity date of the credit facility. At December 31, 2002, the Company had the ability to refinance its borrowings through uncommitted credit lines with domestic financial institutions and foreign banks with borrowings under its Credit Agreement which matures on September 10, 2005.

The Company’s total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2002, was approximately 24.1%. In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2002, amounted to $20.8 million) of its 50%-owned joint venture company, JBC. JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of the total loans, which loans could amount to $81.1 million if JBC makes all of its allowable draws.

At December 31, 2002, the Company’s foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive loss in the consolidated statement of changes in shareholders’ equity on page 20, increased from December 31, 2001, primarily due to the weakening of the U.S. dollar against the Euro.

Capital expenditures in 2002 of $38.4 million were lower than the 2001 level of $49.9 million. The Company’s capital spending program is expected to be in the $40-$55 million range over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be more in 2003 than the current year. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where our know-how adds value.

The following table summarizes the Company’s contractual obligations for capital projects, lines of credit, investments and various take or pay and throughput agreements:

Contractual Obligations	Payments Due By Period

	1-3 Years	3-5 Years	More than 5 Years
Take or pay / throughput agreements	$65,453	$9,820	$9,625
Unused lines of credit	17,839	—	—
Additional investment commitment payments	12,731	—	—
Capital projects	2,003	—	—
Other	2,769	—	—

Total	$100,795	$9,820	$9,625

Environmental Matters

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company’s knowledge, it is currently complying and expects to continue to comply in all material respects with existing environmental laws, regulations, statutes and ordinances such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party (“PRP”) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company’s participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled by the Company or its predecessor company, Ethyl. In de minimis PRP matters, the Company’s policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company’s records indicate that unresolved exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

The Company’s environmental and safety operating costs charged to expense were approximately $17.7 million in 2002 versus approximately $14.4 million in 2001 and $12.2 million in 2000, excluding depreciation of previous

Albemarle Corporation and Subsidiaries

capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2002, totaled approximately $32.1 million, up $2.4 million, from December 31, 2001.

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

Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $4.4 million, $2.6 million and $4.2 million in 2002, 2001 and 2000, respectively. For each of the next few years, capital expenditures for these types of projects are likely to be equivalent to current year expenditures. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

During July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. This statement was effective for years beginning after December 15, 2001, with the exception of goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization and amortization provisions of the statement. For financial reporting purposes, the Company discontinued amortization of goodwill as of January 1, 2002, with the exception of goodwill associated with the July 2001 acquisition of the custom and fine chemicals businesses of ChemFirst Inc., for which amortization, in accordance with SFAS No. 142, never began. The Company completed its transitional goodwill impairment testing and has determined that goodwill is not impaired at December 31, 2002. See Note 1, “Summary of Significant Accounting Policies,” “Goodwill and Other Intangibles” on page 23 for net income, basic earnings per share and diluted earnings per share, exclusive of goodwill amortization expense, for all periods presented for which the standard had not been adopted.

During June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this Statement on January 1, 2003. The Company is evaluating the effect this Statement will have on the Company’s future financial statements.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement did not have an impact on the Company’s financial statements as of December 31, 2002.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This Statement is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” which amended SFAS 123, providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends Accounting Principles Board (APB) Opinion No 28, “Interim Financial Reporting,” to require disclosure about those effects in a company’s interim financial information. The disclosure requirements of this Statement are effective for fiscal years ending after December 15, 2002; therefore, the Company has complied with all related disclosure requirements in the current year.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to changes in financial market conditions due to the denomination of its business transactions in diverse foreign currencies and the Company’s ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to uncertainty. The Company has established policies, procedures and internal processes governing its management of

Albemarle Corporation and Subsidiaries

uncertain market conditions, and uses both operational and financial market actions in its risk management activities, which include the use of derivative instruments. The Company does not use derivative instruments for trading purposes. The Company only enters into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

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

The Company’s financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of $.03 million at December 31, 2002. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2002, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $0.4 million in the fair value of foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies would result in a decrease of $0.4 million in the fair value of foreign currency exchange hedging contracts.

The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2002, without reflecting the effects of underlying anticipated transactions.

When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

The Company is exposed to changes in interest rates that could impact its results of operations and financial condition. The Company manages the worldwide exposure of its interest rate risks and foreign exchange exposure through its regular operations and financing activities. The Company utilizes a Credit Agreement as its primary source of financing, which could expose the Company to changes in interest rates, if various financial covenants are not met. The Company manages its ratio of debt-to-capitalization with the objective of achieving the lowest interest rate possible.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company does not use futures, options and swap contracts to manage the volatility related to the above exposures. However, management seeks to limit its exposure by entering into long-term contracts when available.

Albemarle Corporation and Subsidiaries

ITEM 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars Except Share Data)

December 31	2002	2001

Assets
Current assets:
Cash and cash equivalents	$37,636	$30,585
Accounts receivable, less allowance for doubtful accounts (2002—$2,368; 2001—$4,193)	197,089	175,160
Inventories:
Finished goods	116,164	114,337
Raw materials	21,385	19,551
Stores, supplies and other	23,256	25,773

	160,805	159,661
Deferred income taxes and prepaid expenses	17,534	18,255

Total current assets	413,064	383,661

Property, plant and equipment, at cost	1,497,989	1,425,203
Less accumulated depreciation and amortization	978,918	895,531

Net property, plant and equipment	519,071	529,672

Prepaid pension assets	166,287	136,992
Other assets and deferred charges	59,363	56,199
Goodwill and other intangibles net of amortization	35,171	31,748

Total assets	$1,192,956	$1,138,272

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$75,092	$63,559
Long-term debt, current portion	343	157,862
Accrued expenses	65,051	59,978
Dividends payable	5,426	5,915
Income taxes payable	19,095	16,523

Total current liabilities	165,007	303,837

Long-term debt	180,137	12,353
Postretirement benefits	64,943	65,413
Other noncurrent liabilities	84,280	63,653
Deferred income taxes	128,849	99,714
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $.01 par value (authorized 150,000,000 shares) issued and outstanding—41,692,074 in 2002 and 45,498,201 in 2001	417	455
Additional paid-in capital	2,286	51,025
Accumulated other comprehensive loss	(4,514)	(18,453)
Retained earnings	571,551	560,275

Total shareholders’ equity	569,740	593,302

Total liabilities and shareholders’ equity	$1,192,956	$1,138,272

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per-Share Amounts)

Years Ended December 31	2002	2001	2000

Net sales	$980,215	$916,899	$917,549
Cost of goods sold	744,979	695,564	646,086

Gross profit	235,236	221,335	271,463

Special items	1,550	2,051	(8,134)
Selling, general and administrative expenses	111,676	98,915	103,234
Research and development expenses	16,485	21,919	26,201

Operating profit	105,525	98,450	150,162

Interest and financing expenses	(5,070)	(5,536)	(5,998)
Other income, net	3,358	4,282	3,337

Income before income taxes	103,813	97,196	147,501
Income taxes	29,068	29,029	45,725

Net income	$74,745	$68,167	$101,776

Basic earnings per share	$1.78	$1.49	$2.22
Shares used to compute basic earnings per share	42,104	45,766	45,882

Diluted earnings per share	$1.73	$1.47	$2.18
Shares used to compute diluted earnings per share	43,137	46,524	46,606

Cash dividends declared per share of common stock	$.54	$.52	$.46

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands of Dollars Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at January 1, 2000	46,199,639	$462	$63,904	$(9,013)	$435,211	$490,564

Comprehensive income:
Net income for 2000					101,776	101,776
Foreign currency translation (net of deferred tax benefit of $3,803)				(6,680)		(6,680)
Change in unrealized gain, net on marketable equity securities (net of deferred taxes of $573)				1,005		1,005

Total comprehensive income						96,101
Cash dividends declared for 2000					(21,073)	(21,073)
Exercise of stock options and SARs	132,045	1	2,060			2,061
Shares purchased and retired	(574,091)	(5)	(9,793)			(9,798)
Issuance of restricted stock	66,150		1,052			1,052

Balance at December 31, 2000	45,823,743	458	57,223	(14,688)	515,914	558,907

Comprehensive income:
Net income for 2001					68,167	68,167
Foreign currency translation (net of deferred tax benefit of $2,019)				(3,538)		(3,538)
Change in unrealized (loss), net on marketable equity securities (net of deferred tax benefit of $129)				(227)		(227)

Total comprehensive income						64,402
Cash dividends declared for 2001					(23,806)	(23,806)
Exercise of stock options and SARs	68,809	1	935			936
Shares purchased and retired	(417,505)	(4)	(7,581)			(7,585)
Issuance of restricted stock	23,154		448			448

Balance at December 31, 2001	45,498,201	455	51,025	(18,453)	560,275	593,302

Comprehensive income:
Net income for 2002					74,745	74,745
Foreign currency translation (net of deferred tax expense of $10,224)				17,933		17,933
Minimum pension liability				(3,110)		(3,110)
Reclassification adjustment for realized gain on sale of marketable equity securities (net of deferred tax benefit of $525)				(924)		(924)
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $22)				40		40

Total comprehensive income						88,684
Cash dividends declared for 2002					(22,490)	(22,490)
Exercise of stock options and SARs	177,556	2	2,518			2,520
Shares purchased and retired	(4,015,578)	(40)	(52,055)		(40,979)	(93,074)
Issuance of restricted stock	31,895		798			798

Balance at December 31, 2002	41,692,074	$417	$2,286	$(4,514)	$571,551	$569,740

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Years Ended December 31	2002	2001	2000
Cash and cash equivalents at beginning of year	$30,585	$19,300	$48,621

Cash flows from operating activities:
Net income	74,745	68,167	101,776
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	80,603	77,610	73,750
Increase in prepaid pension assets	(29,295)	(16,658)	(13,436)
Deferred income taxes	10,888	3,517	13,405
Noncash pension settlement gain	—	—	(14,990)
Change in assets and liabilities, net of effects of the purchase of businesses:
(Increase) decrease in accounts receivable	(12,755)	22,098	(22,759)
Decrease in inventories	6,268	2,094	3,423
Increase (decrease) in accounts payable	5,841	(20,884)	11,215
Increase in accrued expenses and income taxes	6,068	1,225	445
Other, net	2,408	6,695	2,058

Net cash provided from operating activities	144,771	143,864	154,887

Cash flows from investing activities:
Capital expenditures	(38,382)	(49,903)	(52,248)
Acquisition of businesses, net of cash acquired	—	(113,245)	(35,006)
Investments in joint ventures and nonmarketable securities	(4,368)	(12,370)	(10,733)
Other, net	1,741	(116)	980

Net cash used in investing activities	(41,009)	(175,634)	(97,007)

Cash flows from financing activities:
Proceeds from borrowings	281,285	128,230	19,786
Repayments of long-term debt	(272,779)	(54,091)	(79,492)
Purchases of common stock	(93,074)	(7,585)	(9,798)
Dividends paid	(22,979)	(23,844)	(19,752)
Other, net	2,455	862	1,313

Net cash (used in) provided from financing activities	(105,092)	43,572	(87,943)

Net effect of foreign exchange on cash and cash equivalents	8,381	(517)	742

Increase (decrease) in cash and cash equivalents	7,051	11,285	(29,321)

Cash and cash equivalents at end of year	$37,636	$30,585	$19,300

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 1—Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts and operations of Albemarle Corporation and its subsidiaries (“the Company” or “Albemarle”). The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50% owned. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholder’s interest in controlled subsidiaries is included in other noncurrent liabilities in the consolidated balance sheets and other income, net in the consolidated statements of income.

Estimates, Assumptions and Reclassifications

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

Revenue Recognition

Sales revenue is recognized when (1) ownership and all rewards and risks of loss have been transferred to the buyer, (2) the price is fixed and determinable and (3) collectibility is reasonably assured. Revenue from services is recognized when performance of the services has been completed.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risks and with original maturities of three months or less.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis for substantially all domestic inventories except stores and supplies, and on either the weighted-average or first-in, first-out cost basis for remaining inventories.

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

The Company evaluates historical and expected undiscounted operating cash flows of the related business units or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business. Recorded property, plant and equipment is reevaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field. On a yearly basis for all fields, this approximates a unit-of-production method based upon estimated reserves and production volumes.

Investments

The Company’s investments include joint ventures, nonmarketable securities and marketable equity securities. The following table details the Company’s investment balances at December 31, 2002 and 2001.

Investments	2002	2001
Joint ventures	$32,963	$31,941
Nonmarketable securities	7,424	8,003
Marketable equity securities	222	3,743

Total	$40,609	$43,687

        At December 31, 2002, the Company has equity interest in nine joint ventures and six nonmarketable securities at amounts stated above. The Company’s investment in any single investee is less than $15,000 and is accounted for under the equity method. The Company’s share of the investee’s (losses) earnings included in the consolidated statement of operations as a component of other income, net totaled ($1,257), ($645), and $1,339 for the years ended December 31, 2002, 2001 and 2000, respectively.

Investments in marketable equity securities at December 31, 2002 and 2001, as stated above are accounted for as available-for-sale securities, with changes in fair value included in “accumulated other comprehensive loss” in the shareholders’ equity section of the consolidated balance sheets. Net unrealized gains (losses) totaled $40, ($227) and $1,005 at December 31, 2002, 2001, and 2000, respectively.

These investments are included in the balance sheets under the caption “Other assets and deferred charges”.

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

Goodwill and Other Intangibles

Goodwill and other intangibles consist principally of goodwill, product licenses and patents.

Intangibles	2002	2001
Goodwill	$29,620	$26,704
Other intangibles	5,550	5,044

Total	$35,170	$31,748

The goodwill amounts stated above are net of additions, the 2002 write-down of goodwill related to a joint venture and the effects of foreign currency translation adjustments. Other intangibles, which consist primarily of product licenses and patents, net of accumulated amortization and effects of foreign currency translation adjustments, are amortized on a straight-line basis over periods from three to 17 years. Amortization of goodwill and other intangibles amounted to $1,565, $2,400 and $2,694 for 2002, 2001 and 2000, respectively. As of January 1, 2002, the Company discontinued amortizing goodwill in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “ Goodwill and Other Intangible Assets.” Assuming the statement had been implemented by the Company on January 1, 2000, net income and diluted earnings per share for the years ended December 31, 2001 and 2000, would have been $69,300, $102,700, $1.49 and $2.20, respectively.

Accumulated amortization of goodwill and other intangibles was $23,545 and $21,980 at December 31, 2002 and 2001, respectively.

The Company evaluates historical and expected undiscounted operating cash flows of the related business segments to determine the future recoverability of any goodwill recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business segment or circumstances occur which might impair recoverability.

Research and Development Expenses

The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred. The Company’s Dayton, Ohio facility, the pilot plant at the Tyrone, Pennsylvania facility, and the Process Development Center in Baton Rouge, Louisiana and Thann, France form the capability base for the Company’s contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Pension Plans and Other Postretirement Benefits

Annual costs of pension plans are determined actuarially based on FASB SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). The Company’s policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The policy of the Company is to fund post-retirement health benefits for retirees on a pay-as-you-go basis.

Employee Savings Plan

Certain Company employees participate in the Albemarle-defined contribution 401(k) employee savings plan which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.

The plan is funded with contributions by participants and the Company. The Company’s contributions to the

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

401(k) amounted to $5,337, $5,205, and $4,860 in 2002, 2001 and 2000, respectively.

Income Taxes

The Company files consolidated U.S. Federal income tax returns and individual foreign income tax returns.

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. It is the Company’s policy to record deferred income taxes on any undistributed earnings of foreign subsidiaries that are not deemed to be, or are not intended to be, permanently reinvested in those subsidiaries.

In connection with the spin-off of Ethyl Corporation’s (“Ethyl”) olefins and derivatives, bromine chemicals, and specialty chemicals businesses (“the predecessor businesses”) into Albemarle Corporation in 1994, the Company and Ethyl entered into a tax sharing agreement whereby Ethyl agreed to indemnify and hold harmless the Company against all taxes attributable to the predecessor businesses prior to the spin-off, with the exception of certain of the Company’s subsidiaries which remained responsible for their taxes.

Accumulated Other Comprehensive Loss

SFAS No. 130 “Reporting Comprehensive Income,” established rules for the reporting of comprehensive income. Comprehensive income is defined as net income and other comprehensive income and is displayed in the shareholders’ equity section of the consolidated balance sheets.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average rates for the periods presented. Translation adjustments have no effect on net income. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in gains (losses) of $1,655, $492, and ($798) in 2002, 2001 and 2000, respectively. Foreign currency transaction gains and losses herein are net of the foreign exchange gains and losses from financial instruments activity below.

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

While these hedging contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward contracts are recognized currently in income. At December 31, 2002, the Company had outstanding forward exchange contracts hedging US dollar payables in its Japanese subsidiary, with a notional value totaling $914. The Company had outstanding forward exchange contracts at December 31, 2001, hedging US dollar payables in its Japanese subsidiary, with a notional value totaling $1,553. At December 31, 2000, the Company had outstanding forward exchange contracts hedging Belgian francs receivables with a notional value totaling $2,691. For the years ended December 31, 2002, 2001 and 2000, the Company recognized (losses) gains of ($250), ($43), and $447, respectively, in income before income taxes on its exchange contracts.

Derivatives

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s transition adjustment and related cumulative effect of a change in accounting principle relating to the adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations in 2001. In connection with the adoption of SFAS No. 133, the Company elected not to utilize hedge accounting for then existing derivatives. Subsequently, changes in the fair value of derivatives are recognized in the Company’s consolidated statements of income.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record at fair value, compensation cost for stock-based

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations (See Note 9, “Capital Stock”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

If compensation cost had been determined based on the fair value at the grant date for awards made in 2002 and 2001 under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2002	2001

Net income	as reported	$74,745	$68,167
	pro forma	$73,051	$66,524

Basic earnings per share	as reported	$1.78	$1.49
	pro forma	$1.74	$1.45

Diluted earnings per share	as reported	$1.73	$1.47
	pro forma	$1.69	$1.43

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2002, 2001 and 2000, respectively: dividend yield 2.54%, 3.02% and 2.43%; expected volatility of 31.03%, 31.71% and 32.90%; risk-free interest rate of 4.18%, 5.51% and 5.14%; and expected lives of eight years.

Patents

The Company considers patents, licenses and trademarks to be of significance to its business. As of December 31, 2002, the Company owned 1,260 active United States and foreign patents, including 26 U.S. patents and 83 foreign patents issued in 2002. Some of the Company’s patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company’s patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

Recently Issued Accounting Pronouncements

During July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. SFAS No. 142 also requires that goodwill be allocated at the reporting unit level. The Company discontinued amortization of goodwill as of January 1, 2002, and has completed its transitional goodwill impairment testing and has determined that goodwill is not impaired at December 31, 2002.

During June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement on January 1, 2003. The Company is evaluating the effect this Statement will have on the Company’s future financial statements.

During October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. This Statement has not had an impact on the Company’s financial statements as of December 31, 2002.

On June 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This Statement is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” which amended SFAS 123, providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of SFAS 123, to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, the Statement amends Accounting Principles Board (APB) Opinion No 28, “Interim Financial Reporting,” to require disclosure about those effects in a company’s interim financial information. The disclosure requirements of this Statement are effective for fiscal years ending after December 15, 2002; therefore, the Company has complied with all related disclosure requirements in the current year.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows:

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

	2002	2001	2000

Cash paid during the year for:
Income taxes	$13,343	$17,684	$35,670
Interest and financing expenses (net of capitalization)	4,225	5,383	5,944

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows:

	2002	2001	2000

Basic earnings per share
Numerator:
Income available to stockholders, as reported	$74,745	$68,167	$101,776

Denominator:
Average number of shares of common stock outstanding	42,104	45,766	45,882

Basic earnings per share	$1.78	$1.49	$2.22

Diluted earnings per share
Numerator:
Income available to stockholders, as reported	$74,745	$68,167	$101,776

Denominator:
Average number of shares of common stock outstanding	42,104	45,766	45,882
Shares issuable upon exercise of stock options and other common stock equivalents	1,033	758	724

Total shares	43,137	46,524	46,606

Diluted earnings per share	$1.73	$1.47	$2.18

At December 31, 2002, 2001 and 2000, respectively, there were 67,000, 1,071,500 and 624,000 common stock equivalents not included in the computation of diluted earnings per share that could have potentially diluted basic earnings.

NOTE 4—Inventories:

Domestic inventories stated on the LIFO basis amounted to $85,618 and $90,282 at December 31, 2002 and 2001, respectively, which are below replacement cost by approximately $24,211 and $24,655, respectively. During 2002, the Company’s domestic inventory declined resulting in the liquidation of a portion of 2001’s LIFO layer. The liquidation effect on income before income taxes was approximately $444 for 2002.

NOTE 5—Deferred Income Taxes and Prepaid Expenses:

Deferred income taxes and prepaid expenses consist of the following:

	2002	2001

Deferred income taxes—current	$12,632	$13,878
Prepaid expenses	4,902	4,377

Total	$17,534	$18,255

NOTE 6—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following:

	2002	2001

Land	$21,583	$21,156
Land improvements	34,376	29,868
Buildings	104,547	90,003
Machinery and equipment	1,322,251	1,259,318
Construction in progress	15,232	24,858

Total	$1,497,989	$1,425,203

The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements—5 to 30 years; buildings—10 to 40 years; and machinery and equipment—3 to 60 years.

Interest capitalized on significant capital projects in 2002, 2001 and 2000 was $325, $773 and $1,192, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2002, 2001 and 2000 was $1,419, $1,484 and $1,495, respectively.

NOTE 7—Accrued Expenses:

Accrued expenses consist of the following:

	2002	2001

Employee benefits, payroll and related taxes	$34,128	$30,454
Taxes other than income and payroll	6,728	7,211
Other	24,195	22,313

Total	$65,051	$59,978

NOTE 8—Long-Term Debt:

Long-term debt consists of the following:

	2002	2001

Variable-rate bank loans	$163,015	$144,600
Industrial revenue bonds	11,000	11,000
Foreign borrowings	5,470	13,584
Miscellaneous	995	1,031

Total	180,480	170,215
Less amounts due within one year	343	157,862

Long-term debt	$180,137	$12,353

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Maturities of long-term debt are as follows: 2003—$343; 2004—$164; 2005—$168,108; 2006—$51; 2007—$56 and 2008 through 2021—$11,758.

On September 10, 2002, the Company entered into a new three-year unsecured Credit Agreement with a group of lenders providing for $375 million in revolving credit facilities (the “Credit Agreement”) to replace its former Competitive Advance and Revolving Credit Facility Agreement (“Credit Facility”). At December 31, 2002, $135,000 in borrowings was outstanding under the Credit Agreement. At December 31, 2001, $125,000 in borrowings was outstanding under the Credit Facility.

Borrowing under the current Credit Agreement is conditioned upon compliance with financial and other covenants as set forth in the related agreement, including covenants relating to leverage (measured as the ratio of debt and interest to adjusted earnings). An increase in pricing level based on the Company’s debt-to-capitalization ratio would not accelerate the maturity of our indebtedness thereunder. However, an increase in the debt-to-capitalization ratio would result in an increase in the interest rate and fees payable under the Credit Agreement.

The average interest rate on 2002 borrowings under the Credit Agreement and the Credit Facility was 2.11%, with a year-end interest rate on the Credit Agreement of 2.03% at December 31, 2002. The average interest rate on borrowings in 2001 under the Credit Facility was 3.82%, with a year-end interest rate of 2.23% at December 31, 2001.

The Company has an additional agreement with a domestic financial institution which provides immediate, uncommitted credit lines, on a short-term basis, at the individual financial institution’s money market rate, up to a maximum of $20,000. At December 31, 2002, $15,400 in borrowings under this agreement was outstanding. The average interest rate on borrowings under this agreement was 2.04%, with a year-end interest rate of 1.85%.

In 2001, the Company had an agreement with a domestic financial institution which provided immediate, uncommitted credit lines, on a short-term basis, at the individual financial institution’s money market rate, up to a maximum of $35,000. At December 31, 2001, $19,600 in borrowings under this agreement was outstanding. The average interest rate on borrowings under this agreement was 4.48%, with a year-end interest rate of 2.0%. This agreement expired on September 10, 2002.

During 2002, the Company entered into an additional agreement with a foreign financial institution that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $30,000 at the individual financial institution’s money market rate. At December 31, 2002, $12,615 was outstanding under this agreement. The average interest rate on borrowings under the agreement was 1.3%, with a year-end interest rate of 1.3%.

One of the Company’s foreign subsidiaries has an existing agreement with a foreign bank, which provides an immediate uncommitted credit line, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($21,025) at the individual bank’s money market rate. At December 31, 2002 and 2001, borrowings under this agreement were 0.6 billion Japanese yen ($5,046) and 1.7 billion Japanese yen ($12,971), respectively. The average interest rate on borrowings under this agreement was 1.52% and 1.43% in 2002 and 2001, respectively with a year-end interest rate of 1.75% and 1.38% at December 31, 2002 and 2001, respectively.

Certain of the Company’s remaining foreign subsidiaries have four additional agreements with foreign institutions which provide immediate uncommitted credit lines, on a short term basis, up to a maximum of approximately $10,505 at the individual institution’s money market rate. These agreements have been guaranteed by the Company. At December 31, 2002 and 2001, borrowings under these agreements were $0.

Additional foreign borrowings at December 31, 2002 and 2001, consisted of $407 Euro and 4.6 million French Francs ($424 and $613, respectively). The average interest rate on these borrowings was 0.50% at December 31, 2002 and 2001. The year-end interest rate was 0.50% at December 31, 2002 and 2001.

The Company has the ability to refinance its borrowings under uncommitted credit lines with borrowings from the Credit Agreement, therefore, these amounts are classified as long-term debt at December 31, 2002. At December 31, 2001, these amounts were reflected in the accompanying financial statements as current debt due to the maturity of the Credit Facility.

The Company has a Loan Agreement with Columbia County, Arkansas (“the County”), which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds (“Tax-Exempt Bonds”) for the purpose of financing various solid waste disposal facilities at the Company’s Magnolia, Arkansas South Plant. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The average interest rate was 1.56% and 2.84% in 2002 and 2001, respectively, with a year-end interest rate of 1.70% and 1.75%. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 9—Capital Stock:

Preferred Stock

The Company has the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. No shares of the Company’s preferred stock have been issued to date.

Stock Purchases

During 2002, the Company purchased 4,015,578 common shares for $93,074, at an average price of $23.18. Of the shares purchased in 2002, 4,000,000 were purchased from Bruce C. Gottwald and members of his immediate family for an aggregate price of $92,680. In 2001, the Company purchased, in market transactions, 417,505 common shares for $7,585, at an average price of $18.17 per share. The Company purchased 574,091 common shares, in market transactions, for $9,798, at an average price of $17.07 per share during 2000. The Company had authorization at December 31, 2002, to purchase an additional 4,586,970 shares of its common stock.

Incentive Plans

At December 31, 2002, the Company has two incentive plans (1994 and 1998 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), and restricted stock awards and performance awards (“stock awards”). Under the 1994 plan, a maximum of 3,200,000 shares of the Company’s common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. No further grants or awards can be made under the 1994 plan. Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of the Company’s common stock may be issued as incentive awards, stock options, SARs or stock awards subject to limitations set forth in the preceding sentence, the maximum aggregate number of shares that may be issued pursuant to the exercise of options is 2,600,000. At December 31, 2002, 822,005 shares are available under the 1998 plan. Total compensation expense associated with the Company’s incentive plans in 2002, 2001 and 2000 amounted to $5,881, $3,299 and $9,595, respectively.

Stock options outstanding under the two plans have been granted at prices which are equal to the market value of the stock on the date of grant and expire 7 to 10 years after issuance. The stock options become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings, (b) the increase in fair market value (“FMV”) of the Company’s common stock, during a specified period, from the FMV on the date of grant, or (c) at the end of a fixed period as defined in the agreements.

Below is a summary of the activity in the 1994 and 1998 plans:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price

January 1, 2000	2,858,939	2,169,339	$10.36—$25.75	$18.62
Non-qualifying stock options granted	(445,500)	445,500 *	$15.94—$22.31	$17.12
Exercised		(237,368)	$10.36—$13.47	$13.06
Non-qualifying stock options canceled and lapsed	97,000	(97,000)	$13.13—$25.75	$23.14
Restricted stock awards	(206,000)
Restricted stock awards canceled	69,350

December 31, 2000	2,373,789	2,280,471	$12.12—$25.75	$18.70
Non-qualifying stock options granted	(472,500)	472,500 *	$21.32—$24.38	$24.31
Exercised		(80,139)	$12.12—$15.94	$13.12
Non-qualifying stock options canceled and lapsed	28,000	(28,000)	$15.94—$25.75	$22.23
Restricted stock awards	(10,000)
Restricted stock awards canceled	4,346

December 31, 2001	1,923,635	2,644,832	$13.13—$25.75	$19.84
Non-qualifying stock options granted	(605,000)	605,000 *	$23.45—$32.26	$24.44
Exercised		(185,280)	$13.13—$20.31	$13.96
Non-qualifying stock options canceled and lapsed	28,500	(28,500)	$15.94—$25.75	$23.16
Restricted stock awards canceled	72,105
Conversion of restricted stock to performance unit awards	97,250
Cancellation of shares available under 1994 plan	(557,485)
Performance based unit awards	(129,000)
Restricted incentive awards	(8,000)

December 31, 2002	822,005	3,036,052	$13.13—$32.26	$21.08

*	The weighted average fair values of options granted during 2002, 2001 and 2000 were $10.50, $8.07, and $10.99, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Contingent restricted stock awards were granted to certain employees of the Company in 2001 and 2000. Issuance of restricted stock was determined based on certain performance criteria over periods which could have resulted in as many as twice the number of shares being issued as restricted stock, or none could have been issued if the performance criteria are not met. Upon issuance, the restricted stock vested over a period of three years.

In January 2002, the Company’s Executive Compensation Committee approved the conversion of certain performance based restricted stock awards to performance based unit awards, reducing the potential number of shares to be issued upon meeting the original performance criteria. If the original performance criteria is met, 50 percent of the value of the incentive award is payable in cash and 50 percent of the value of the incentive award is payable in shares of Albemarle common stock, based on the closing market price of Albemarle common stock on the date of vesting. The cash and stock awards vest over a three-year period.

The following table summarizes the performance based unit awards and contingent restricted stock awards outstanding in 2000, 2001 and 2002:

Performance Based Unit Awards and Contingent Restricted Shares

Awards outstanding—January 1, 2000	263,500
Restricted stock issued to retirees	(4,860)
Restricted stock issued to employees	(61,290)
Awards canceled	(69,350)
Awards granted	146,000

Awards outstanding—December 31, 2000	274,000
Restricted stock issued to retirees	(3,154)
Awards canceled	(4,346)
Awards granted	10,000

Awards outstanding—December 31, 2001	276,500
Restricted stock issued to employee	(4,380)
Restricted stock issued to retirees	(7,515)
Awards canceled	(70,105)
Awards granted	258,000

Awards outstanding—December 31, 2002	452,500

In 2002, 16,000 other restricted incentive awards were granted and vest over a fixed period as defined in the agreements. In addition, restricted stock for 62,000 shares was granted in previous years which vest over a fixed period. Of these 62,000 shares, 20,000 shares were vested and issued in 2002 and 2001, and 2,000 shares were cancelled in 2002.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following table summarizes information about fixed-price stock options at December 31, 2002:

	Options Outstanding				Options Exercisable

Month/Year of Grants	Exercise Prices	Number Outstanding @ 12/31/02	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable @ 12/31/02	Weighted Average Exercise Price
3 / 1994	$13.13	420,052	1.2 years	$13.13	420,052	$13.13
8 / 1996	17.38	293,000	3.7 years	17.38	293,000	17.38
3 / 1998	25.25	50,000	5.3 years	25.25	10,000	25.25
4 / 1998	25.75	409,000	5.3 years	25.75	—	25.75
11 / 1998	25.75	40,000	5.3 years	25.75	—	25.75
3 / 1999	25.75	100,000	5.3 years	25.75	—	25.75
6 / 1999	20.00	257,250	6.5 years	20.00	128,625	20.00
1 / 2000	19.19	50,000	7.0 years	19.19	37,500	19.19
2 / 2000	15.94	301,250	4.2 years	15.94	225,938	15.94
7 / 2000	22.31	50,000	7.5 years	22.31	12,500	22.31
1 / 2001	24.38	384,500	8.1 years	24.38	—	24.38
5 / 2001	24.38	50,000	8.3 years	24.38	—	24.38
7 / 2001	24.38	15,000	8.5 years	24.38	—	24.38
8 / 2001	21.32	10,000	8.7 years	21.32	—	21.32
12 / 2001	24.00	5,000	9.0 years	24.00	—	24.00
1 / 2002	23.45	528,000	9.1 years	23.45	—	23.45
4 / 2002	27.63	6,000	9.3 years	27.63	—	27.63
6 / 2002	32.26	50,000	9.4 years	32.26	—	32.26
7 / 2002	31.58	2,000	9.5 years	31.58	—	31.58
7 / 2002	31.45	15,000	9.5 years	31.45	—	31.45

		3,036,052			1,127,615

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 10—Commitments and Contingencies:

Contractual Obligations and Contingencies

The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused lines of credit and various take or pay and throughput agreements:

Contractual Obligations	Payments Due By Period

	1-3 Years	3-5 Years	More than 5 Years
Take or pay / throughput agreements	$65,453	$9,820	$9,625
Unused lines of credit	17,839	—	—
Additional investment commitment payments	12,731	—	—
Capital projects	2,003	—	—
Other	2,769	—	—

Total	$100,795	$9,820	$9,625

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2002, amounted to $20,815) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of the total loans, which loans could amount up to $81,130 if JBC makes all of its allowable draws.

Service Agreements

The Company and Ethyl are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, Baton Rouge, Louisiana and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl’s additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. The Company’s billings to Ethyl in 2002, 2001 and 2000 in connection with these agreements amounted to $22,638, $23,776 and $28,409, respectively. Ethyl’s billings to the Company in 2002, 2001 and 2000, in connection with these agreements, amounted to $1,566, $1,438 and $1,808, respectively. On January 21, 2003, the Company purchased Ethyl’s antioxidants working capital, patents and other intellectual property. At December 31, 2002, the Company had receivables from Ethyl of $1,902 and payables to Ethyl of $44.

         The Company and MEMC Pasadena, Inc. (“MEMC Pasadena”) are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site which is located at Albemarle’s Pasadena plant and on which the electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company’s billings to MEMC Pasadena, in connection with these agreements amounted to $7,402 in 2002, $7,882 in 2001 and $6,824 in 2000. MEMC’s billings to the Company in 2002, 2001 and 2000, in connection with these agreements, amounted to $1,120, $2,964 and $2,536, respectively. At December 31, 2002, the Company had receivables from MEMC of $1,646 and payables to MEMC of $410.

The Company and BP, p.l.c. or its affiliates (“BP”) are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to BP, and BP provides operating and support services, certain utilities and products to Albemarle. Certain of the BP services provided by the Company were discontinued in the fourth quarter of 2002, resulting in an operating profit impact of approximately $1 million per quarter. The Company’s billings to BP in 2002, 2001 and 2000, in connection with these agreements, amounted to $34,907, $53,488 and $47,343, respectively. BP’s billings to the Company in 2002, 2001 and 2000, in connection with these agreements, amounted to $15,036, $16,330 and $15,382, respectively. At December 31, 2002, the Company had receivables from BP of $3,041 and payables to BP of $940.

Environmental

The Company has the following recorded environmental liabilities at December 31, 2002, 2001, and 2000:

	2002	2001	2000

Beginning balance	$29,745	$11,033	$9,524
Additions	1,600	20,862	1,735
Expenditures	(2,332)	(2,836)	(227)
Foreign exchange	3,131	686	—

Ending balance	$32,144	$29,745	$11,032

Recorded liabilities increased $2,399 from December 31, 2001, primarily due to foreign exchange. The amounts recorded represent management’s best estimate of the Company’s future remediation and other anticipated environmental costs relating to past operations.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, there is a reasonable possibility that future environmental remediation costs to be incurred over a period of time associated with the Company’s past operations in excess of amounts already recorded, could be up to $10,595 before income taxes. However, the Company believes that most of the amount it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded will not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

Rental Expense

The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future minimum lease payments for the next five years:

Year	Minimum Lease Payments
2003	$ 5,231
2004	$ 2,962
2005	$ 2,416
2006	$ 2,055
2007	$ 1,986
Thereafter	$12,227

Rental expense was approximately $14,600 for 2002, $13,540 for 2001, and $13,280 for 2000. Rental expense is shown net of rental income of $476 and $239 for 2002 and 2001, respectively.

Litigation

The Company is, from time to time, subject to routine litigation incidental to its businesses. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company’s results of operations or financial condition.

NOTE 11—Pension Plans and Other Postretirement Benefits:

The Company has noncontributory defined-benefit pension plans covering most U.S. employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. Plan assets consist principally of common stock, U.S. government and corporate obligations and group annuity contracts. The pension information for all periods presented includes amounts related to salaried and hourly plans. The net prepaid (accrued) benefit cost related to pensions is included in “Prepaid pension assets” and “Other noncurrent liabilities” in the consolidated balance sheets.

The Company provides postretirement medical benefits and life insurance for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on Company payments announced in 2002. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage, subject to a cap on Company payments announced in 2002. Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. The accrued postretirement benefit cost is included in “Other noncurrent liabilities” in the consolidated balance sheets.

Pension coverage for employees of the Company’s foreign subsidiaries is provided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company’s other pension disclosure information presented.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions:

	Pension Benefits		Other Postretirement Benefits

	2002	2001	2002	2001

Change in benefit obligations

Benefit obligation at January 1	$348,258	$304,864	$75,062	$59,766
Service cost	9,819	8,579	1,445	2,067
Interest cost	25,223	22,792	3,508	4,514
Plan amendments	155	307	(16,483)	—
Assumption changes	19,930	10,121	4,271	9,661
Actuarial loss	11,819	2,328	2,863	2,398
Benefits paid	(17,534)	(15,332)	(3,597)	(3,344)
Acquisition of Martinswerk GmbH	—	14,412	—	—
Employee contributions	12	—	—	—
Foreign exchange loss	3,787	187	—	—

Benefit obligation at December 31	$401,469	$348,258	$67,069	$75,062

Change in plan assets

Fair value of plan assets at January 1	$392,019	$467,945	$7,275	$6,363
Actual (loss) return on plan assets	(62,001)	(61,116)	1,081	1,892
Employer contributions	19,689	1,495	2,741	2,364
Benefits paid	(16,542)	(15,332)	(3,597)	(3,344)
Transfer to 401(h) account	—	(970)	—	—
Foreign exchange gain (loss)	302	(69)	—	—
Employee contributions	98	66	—	—

Fair value of plan assets at December 31	$333,565	$392,019	$7,500	$7,275

Funded status of plans

Over (under) funded status	$(67,903)	$43,760	$(59,569)	$(67,787)
Unrecognized net loss	195,495	58,262	7,801	1,553
Unrecognized prior service cost (benefit)	4,842	6,198	(13,485)	597
Unrecognized net transition asset	(115)	(615)	—	—

Net prepaid (accrued) benefit cost at December 31	$132,319	$107,605	$(65,253)	$(65,637)

Assumption percentages as of December 31

Discount rate	6.60%	7.25%	6.60%	7.25%
Expected return on plan assets	9.25%	9.50%	7.00%	7.00%
Rate of compensation increase	3.75%	4.50%	3.75%	4.50%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The components of pension and postretirement benefits (income) expense are as follows:

	Pension Benefits			Other Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$9,819	$8,579	$8,737	$1,445	$2,067	$1,887
Interest cost	25,223	22,792	21,064	3,508	4,514	4,142
Expected return on assets	(44,556)	(44,708)	(40,998)	(476)	(414)	(476)
Plan curtailments, termination benefits and termination of insurer contracts	842	—	(14,836)	—	—	—
Amortization of prior service cost (benefit)	1,529	1,780	1,759	(2,401)	99	99
Amortization of loss (gain)	109	(2,322)	(1,188)	282	(303)	(415)
Amortization of transition asset	(499)	(2,070)	(2,070)	—	—	—
Employee contributions	(80)	(77)	—	—	—	—

Benefits (income) expense	$(7,613)	$(16,026)	$(27,532)	$2,358	$5,963	$5,237

The Company has a Supplemental Executive Retirement Plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the SERP of $1,301, $1,225 and $1,288 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively. In addition to the SERP expenses noted above, the Company recorded a special termination benefit charge of $842 for the year ending December 31, 2002. The accumulated benefit obligation recognized in the Company’s consolidated balance sheet at December 31, 2002 and 2001 was $8,429 and $5,736, respectively. The benefit expenses and obligations of this SERP are included in the tables above.

In 2000, the Company recognized a one-time noncash pension settlement gain related to a change in election in certain pension annuity contracts of $14,990. In 2000, the Company recognized curtailment losses and special termination benefits charges related to pension plans of $154. The 2000 curtailment losses and special termination benefits charges are both included in special charges (See Note 13, “Special Items”) reflecting the voluntary separation offers accepted by 76 employees throughout the Company in 2000.

The assumed health care cost trend rate for 2002 for pre 65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post 65 coverage was 13% per year, dropping by 1% per year to an ultimate rate of 6%. The trend rate for the indemnity plans was 7% per year in 2001 for both pre 65 and post 65 coverage. The trend rate for the managed care plans for pre 65 coverage was 6% per year in 2001. For 2003, the trend rate for pre 65 coverage is 10% per year, dropping by 1% per year to an ultimate rate of 6%; the trend rate for post 65 coverage is 12% per year, dropping by 1% per year to an ultimate rate of 6%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates at December 31, 2002 would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease

Effect on total of service and interest cost components	$266	$(227)

Effect on postretirement benefit obligation	$390	$(499)

Other Postemployment Benefits

The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $993 and $1,216 at December 31, 2002 and 2001, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 12—Income Taxes:

Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

	Years Ended December 31

	2002		2001		2000

Income before income taxes:
Domestic	$86,499		$90,528		$137,616
Foreign	17,314		6,668		9,885

Total	$103,813		$97,196		$147,501

Current income taxes:
Federal	$10,073	(a)	$19,481		$25,908
State	963		1,039		1,454
Foreign	7,144		4,992		4,958

Total	$18,180		25,512		32,320

Deferred income taxes (benefits):
Federal	$10,540		$5,965		$14,798
State	683		597		1,048
Foreign	(335)		(3,045	)(b)	(2,441)

Total	$10,888		$3,517		$13,405

Total income taxes	$29,068		$29,029		$45,725

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes

	2002		2001		2000

Federal statutory rate	35.0%		35.0%		35.0%
Foreign sales corporation benefit	(2.6)		(1.9)		(2.2)
State taxes, net of federal tax benefit	0.9		1.1		1.1
Depletion	(1.7)		(1.8)		(1.0)
Valuation allowance	—		(2.6	)(b)	—
Export benefit adjustment	(2.4	)(a)	—		—
Other items, net	(1.2)		0.1		(1.9)

Effective income tax rate	28.0%		29.9%		31.0%

Notes to Income Taxes Tables:

(a)	On April 25, 2002, the Company received a favorable tax settlement of $4,509, which included interest of $2,017 (reflected in other income, net), from the Internal Revenue Service on its claims for adjustments of export benefits for the years 1994 and 1995.
(b)	In 2001, the Company released a valuation allowance amounting to $2,551 that was required on a deferred tax asset related to the Company’s facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company’s olefins business was sold.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 2002 and 2001, consist of the following:

	2002	2001

Deferred tax assets:
Postretirement benefits other than pensions	$23,683	$23,884
Inventories	8,164	9,073
Accrued employee benefits	7,004	6,553
Environmental accruals	4,967	4,309
Accrued liabilities	1,494	1,732
Subsidiaries’ net operating loss carryforwards	942	904
Foreign currency translation adjustments	881	11,105
Other	4,291	3,543

Deferred tax assets	51,426	61,103

Deferred tax liabilities:
Depreciation	109,127	93,806
Pensions	49,853	44,012
Gain on Belgian intercompany loan	6,321	6,321
Capitalization of interest	2,157	2,403
Other	185	397

Deferred tax liabilities	167,643	146,939

Net deferred tax liabilities	$116,217	$85,836

Reconciliation to consolidated balance sheets:
Current deferred tax assets	$12,632	$13,878
Deferred tax liabilities	128,849	99,714

Net deferred tax liabilities	$116,217	$85,836

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 13—Special Items:

In 2002, the Company continued its efforts to reduce operating costs through another separation program that resulted in a special charge of $1,550. The 2002 programs impacted a total of 18 salaried employees.

During 2001, the Company reduced operating costs through an involuntary separation program that resulted in a special charge of $2,051. The program impacted 26 salaried employees throughout the Company.

In early 2000, the Company made a change in election in certain of its pension annuity contracts. This election resulted in the recognition of a one-time noncash pension settlement gain of $14,990.

In December 2000, the Company incurred a special charge of $6,856 from workforce reductions at certain of the Company’s facilities. The program impacted a total of 76 salaried and wageroll employees.

The following table summarizes the activity of the special item charges outlined above.

	2002		2001	2000

Beginning accrual balance	$2,319		$2,714	$1,492
Workforce reduction charges, net	1,550		2,051	6,856
Payments	(3,108)		(2,446)	(5,634)
Amount reversed to income	—		—	—

Ending accrual balance	$761	*	$2,319	$2,714

*	Balance is expected to be paid in 2003

NOTE 14—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company’s financial instruments is as follows:

Cash and Cash Equivalents—The carrying value approximates fair value due to their short-term nature.

Long-Term Debt—The carrying value of the Company’s long-term debt reported in the accompanying consolidated balance sheets at December 31, 2002 and 2001 approximates fair value since substantially all of the Company’s long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.

Foreign Currency Exchange Contracts—The fair values of the Company’s forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represent a net liability position of $26 at December 31, 2002. At December 31, 2001, the fair value of the forward contracts represented a net asset position of $99.

NOTE 15—Acquisitions:

On May 31, 2001, the Company, through its wholly-owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH for approximately $34,000 in cash plus expenses and the assumption of approximately $55,000 in current and long-term liabilities. The assets acquired included Martinswerk’s manufacturing facilities and headquarters in Bergheim, Germany and its 50-percent stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs/Breitenau, Austria. The acquisition was financed through the Company’s existing Credit Facility. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Footnote 16, “Pro Forma Financial Information—unaudited.”

Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash plus expenses and the assumption of certain current liabilities. The acquisition was financed through the Company’s existing Credit Facility. The Asset Purchase Agreement provides for additional contingent payments to ChemFirst Inc. which are dependant upon the contribution margin of certain products and are not expected to exceed $10,000. Additional payments, if any, will be recorded as goodwill. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Footnote 16, “Pro Forma Financial Information—unaudited.” The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical knowhow. The assets acquired also included a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio. Albemarle’s new businesses focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries. They also included additives for ultraviolet light-cured polymer coatings, which should broaden the portfolio of Albemarle’s polymer chemicals business.

A summary of the assets acquired and liabilities assumed for Martinswerk GmbH and Martinswerk’s 50-

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively is presented as follows.

Current assets	$82,623
Property, plant & equipment	67,269
Goodwill and intangibles	9,691
Other assets	9,560
Current liabilities	24,971
Noncurrent environmental accruals	16,224
Other noncurrent liabilities	14,703

Net cash paid	$113,245

On June 29, 2000, the Company acquired from Ferro Corporation the PYRO-CHEK® Flame Retardant business (“Ferro”), along with a plant at Port-de-Bouc, France, for a purchase price of approximately $35,000. The purchase price was allocated between property, plant, and equipment, inventory, identifiable intangibles with the remaining balance to goodwill.

No pro forma financial information was provided for the Ferro acquisition for the periods presented since their impact was immaterial to the Company’s consolidated results of operations and financial position.

NOTE 16—Pro Forma Financial Information—unaudited

The pro forma information presented below for Martinswerk GmbH and Martinswerk’s 50-percent stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively, includes adjustments for interest expense, depreciation, amortization of intangibles as well as various other income statement accounts in order to properly present results of operations for the Company as if the acquisitions were made on January 1, 2000.

	For the Years Ended December 31

	2001	2000

Net sales	$987,398	$1,093,567
Net income	$70,527	$107,789
Diluted earnings per share	$1.52	$2.31

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 17—Operating Segments and Geographic Area Information:

The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals’ operating segment is comprised of flame retardants, catalysts and polymer additives product areas. The Fine Chemicals’ operating segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals product areas.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based on operating profit which represents income before income taxes, and before interest and financing expenses and other income, net. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Corporate & Other” column includes corporate-related items not allocated to the reportable segments.

Operating Segment Results	Polymer Chemicals	Fine Chemicals	Corporate & Other	Total

2002
Net Sales	$526,446	$453,769	$—	$980,215
Operating profit(a)	67,355	60,681	(22,511)	105,525
Identifiable assets	404,825	500,335	287,796	1,192,956
Goodwill	9,962	19,658	—	29,620
Depreciation and amortization	33,849	46,066	688	80,603
Capital expenditures	15,332	22,445	605	38,382

2001
Net Sales	$461,930	$454,969	$—	$916,899
Operating profit(a)	59,691	61,466	(22,707)	98,450
Identifiable assets	353,855	532,921	251,496	1,138,272
Goodwill	9,994	16,710	—	26,704
Depreciation and amortization	28,246	48,542	822	77,610
Capital expenditures	14,537	35,134	232	49,903

2000
Net sales	$500,899	$416,650	$—	$917,549
Operating profit(a)	103,817	70,736	(24,391)	150,162
Identifiable assets	350,811	433,380	197,612	981,803
Goodwill	8,413	13,072	—	21,485
Depreciation and amortization	28,804	43,819	1,127	73,750
Capital expenditures	11,216	40,614	418	52,248

Net Sales(b)(c)	2002	2001	2000
United States	$473,019	$498,141	$504,373
Foreign	507,196	418,758	413,176

Total	$980,215	$916,899	$917,549

Long-Lived Assets as of December 31	2002	2001	2000
United States	$399,821	$428,808	$406,169
France	87,725	82,539	93,508
Other foreign countries	66,696	50,073	12,852

Total	$554,242	$561,420	$512,529

Notes:

(a)	Includes the effects of foreign exchange transaction gains (losses) of $1,655, $492 and ($798) in 2002, 2001 and 2000, respectively.

(b)	No sales in a foreign country exceed 10% of the Company’s total net sales.

(c)	Net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 18—Quarterly Financial Summary—unaudited:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Net sales	$224,628	$245,051	$263,324	$247,212
Gross profit	$55,760	$58,155	$64,974	$56,347
Special items(a)	$850	$—	$—	$700
Net income(b)	$16,798	$20,694	$20,352	$16,901
Basic earnings per share	$.39	$.50	$.49	$.41
Shares used to compute basic earnings per share(c)	43,438	41,618	41,676	41,684
Diluted earnings per share	$.38	$.48	$.48	$.40
Shares used to compute diluted earnings per share(c)	44,190	42,822	42,796	42,741

2001
Net sales	$224,410	$211,286	$242,017	$239,186
Gross profit	$59,455	$48,736	$56,681	$56,463
Special items(d)	$—	$—	$—	$(2,051)
Net income	$22,545	$14,805	$16,761	$14,056
Basic earnings per share	$.49	$.32	$.37	$.31
Shares used to compute basic earnings per share	45,838	45,873	45,870	45,485
Diluted earnings per share	$.48	$.32	$.36	$.30
Shares used to compute diluted earnings per share	46,686	46,667	46,539	46,204

Notes:

(a)	Special charges for the first and fourth quarters of 2002, totaled $850 ($541 after income taxes) and $700 ($445 after income taxes), respectively. These charges resulted from workforce reduction programs at certain of the Company’s facilities.

(b)	On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service on its claims for adjustments of export benefits for the years 1994 and 1995.

(c)	On February 13, 2002, the Company purchased 4,000,000 shares of its outstanding common stock from Bruce C. Gottwald and members of his immediate family for an aggregate price of $92,680.

(d)	A special charge in 2001 totaled $2,051 ($1,306 after income taxes) for the fourth quarter. This charge resulted from workforce reduction programs which impacted a total of 26 salaried employees throughout the Company.

NOTE 19—Subsequent Event:

On January 21, 2003, Albemarle acquired Ethyl’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $27 million in cash plus Albemarle will pay to Ethyl a total of $1.5 million in additional consideration during 2003 if Ethyl’s purchases of antioxidant products from Albemarle and Albemarle’s sales of antioxidant products to third parties for fuel and lubricant additive use meet certain specified performance criteria. The acquisition included the family of antioxidants and blends used to extend the service and the storage life and thermal stability of a broad range of fuel and lubricant products. In addition, pursuant to an amended supply agreement, Albemarle will supply Ethyl substantially all of its requirements for phenolic antioxidants through at least December 31, 2009. The effect of the acquisition on 2003 earnings will be finalized upon completion of an external third party valuation, including appropriate amortization periods if any, of the intellectual property acquired.

Albemarle Corporation and Subsidiaries

MANAGEMENT’S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

Albemarle Corporation’s management has prepared the consolidated financial statements and related notes appearing on pages 18 through 40 in conformity with accounting principles generally accepted in the United States. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management’s judgments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.

Albemarle maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.

         These consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was made in accordance with auditing standards generally accepted in the United States and included an evaluation of Albemarle’s internal accounting controls to the extent considered necessary to determine audit procedures.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Albemarle Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

January 24, 2003

Richmond, Virginia

Albemarle Corporation and Subsidiaries

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

The information contained in the Proxy Statement under the caption “Election of Directors” concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The names and ages of all officers of the Company as of February 26, 2003 are set forth below:

Name	Age	Officers
William M. Gottwald*	55	Chairman of the Board and Secretary to the Executive Committee

Floyd D. Gottwald, Jr.*	80	Vice Chairman of the Board and Chairman of the Executive Committee

Mark C. Rohr*	51	President and Chief Executive Officer

E. Whitehead Elmore	64	Executive Vice President

Paul F. Rocheleau	49	Senior Vice President and Chief Financial Officer

John G. Dabkowski	54	Vice President—Polymer Chemicals

Thomas F. Dominick	55	Vice President

Jack P. Harsh	50	Vice President—Human Resources

George P. Manson, Jr.	49	Vice President, General Counsel and Secretary

George A. Newbill	59	Vice President—Manufacturing Operations

John J. Nicols	38	Vice President—Fine Chemicals

John M. Steitz	44	Vice President—Business Operations

Michael D. Whitlow	51	Vice President—Investor Relations/External Affairs

Edward G. Woods	61	Vice President—Corporate Development

Michael J. Zobrist	60	Vice President

Ronald C. Zumstein	41	Vice President—Health, Safety & Environment

Robert G. Kirchhoefer	62	Treasurer and Chief Accounting Officer

Richard A. Sabalot	47	Assistant Secretary

*	Member of the Executive Committee

Albemarle Corporation and Subsidiaries

Additional Information—Officers of the Company

The term of office of each such officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (March 26, 2003). All such officers have been employed by the Company or its predecessor for at least the last five years, with the exception of Jack P. Harsh, George P. Manson, Jr., Paul F. Rocheleau, Mark C. Rohr, and John M. Steitz.

Jack P. Harsh joined Albemarle effective November 16, 1998, from Union Carbide Corporation in Danbury, Connecticut, where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization. He was elected vice president—human resources, effective December 1, 1998.

George P. Manson, Jr. joined Albemarle effective May 1, 2001 as vice president, general counsel and secretary. Prior to that, he was vice president, general counsel and secretary of Hamilton Beach/Proctor-Silex, Inc. in Richmond, Virginia.

Paul F. Rocheleau joined Albemarle effective June 15, 2002 as senior vice president and chief financial officer. Prior to joining Albemarle as CFO, he was appointed to the Board and had served as a consultant to the Company and to CCA Industries, Inc., a private equity firm. From 1997 to 2000, Rocheleau served as chief executive officer of Albright & Wilson plc (United Kingdom).

Mark C. Rohr joined the Company March 22, 1999 and was elected chief executive officer and president effective October 1, 2002, Rohr served as president and chief operating officer from January 1, 2000 until his election as chief executive officer. Prior to that Rohr served as executive vice president—operations from March 22, 1999 until January 1, 2000. Prior to joining Albemarle, Rohr was senior vice president for the Specialty Chemicals group of Occidental Chemical Corporation in Dallas, Texas.

John M. Steitz joined Albemarle effective July 17, 2000 and was elected vice president—business operations effective October 1, 2002. Prior to that Steitz served as vice president—fine chemicals on a global basis from August 1, 2000 until October 1, 2002. Prior to joining Albemarle, he was associated with Mallinckrodt, Incorporated, in St. Louis, Missouri for twenty years where he was vice president and general manager—pharmaceutical chemicals.

ITEM 11.     Executive Compensation

This information is contained in the Proxy Statement under the caption “Compensation of Executive Officers” and is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information is contained in the Proxy Statement under the caption “Stock Ownership” and is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

This information is contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Stock Ownership” and is incorporated herein by reference.

ITEM 14.     Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of Albemarle’s management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective for the year ended December 31, 2002. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Albemarle Corporation and Subsidiaries

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 18 to 40:

Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements
Management’s Report on the Consolidated Financial Statements
Report of Independent Accountants

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.1	Amendment to Restated Articles of Incorporation of the registrant [filed as Exhibit 3.1 to the Company’s Form 10-K for 1994 (No. 1-12658), and incorporated herein by reference].

3.2	By-laws of the registrant amended effective February 1, 2003, are filed herewith.

10.1

Credit Agreement, dated as of September 10, 2002, between the Company, Bank of America, N.A., as administrative agent and Fortis USA Finance LLC, Suntrust Bank and The Bank of New York, as co-agents and certain commercial banks [filed as Exhibit 10.1 to the Company’s Third Quarter 2002 Form 10-Q (No. 1-12658) and incorporated herein by reference].

10.2	The Company’s 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Form S-1 (No. 33-77452), and incorporated herein by reference].

10.2.1	Amendment to the Company’s 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002, is filed herewith.

10.3	The Company’s Bonus Plan, adopted on February 8, 1994 [filed as Exhibit 10.8 to the Company’s Form 10 (No. 1-12658), and incorporated herein by reference].

10.4

Savings Plan for the Employees of the Company, adopted on February 8, 1994, amended January 1, 2001 [filed as Exhibit 10.4 to the Company’s Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.5	The Company’s Supplemental Executive Retirement Plan dated April 26, 2000 [filed as Exhibit 10.5 to the Company’s Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.6

The Company’s Non-Employee Outside Directors’ Stock Compensation Plan dated November 1, 1999 [filed as Exhibit 10.6 to the Company’s Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.7	The Company’s Agreement between Certain Executives [filed as Exhibit 10.12 to the Company’s Form 10 (No. 1-12658), and incorporated herein by reference].

10.8	The Company’s 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003, is filed herewith.

10.9	The Company’s compensation arrangement with Mark C. Rohr dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Form 10-K for 1999 (No. 1-12658), and incorporated herein by reference].

10.10	The Company’s Executive Deferred Compensation Plan, adopted December 18, 2001, [filed as Exhibit 10.10 to the Company’s Form 10-K for 2001 (No. 1-12658) and incorporated herein by reference].

10.11	The Company’s ESOP Amendment to the Savings Plan, adopted December 14, 2001, [filed as Exhibit 10.11 to the Company’s Form 10-K for 2001 (No. 1-12658) and incorporated herein by reference].

11.	Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 2002 and 2001.

21.	Significant Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.	Five-Year Summary (see page 48).

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits—The response to this portion of Item 14 is submitted as a separate section of this report.

Note: Part IV Item 14(1) 6 documents 3.2, 10.2.1, 10.8, 11, 21, 23.1 and Item 14(c) are not included herein. They will be filed in the Securities and Exchange Commission EDGAR filing of the Form 10-K document only.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/s/ WILLIAM M. GOTTWALD
(William M. Gottwald) Chairman of the Board

Dated: February 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2003.

Signature	Title

/s/ WILLIAM M. GOTTWALD (William M. Gottwald)	Chairman of the Board, Secretary to the Executive Committee and Director

/s/ FLOYD D. GOTTWALD, JR. (Floyd D. Gottwald, Jr.)	Vice Chairman of the Board, Chairman of the Executive Committee and Director

/s/ MARK C. ROHR (Mark C. Rohr)	President, Chief Executive Officer and Director

/s/ PAUL F. ROCHELEAU (Paul F. Rocheleau)	Senior Vice President and Chief Financial Officer

/s/ ROBERT G. KIRCHHOEFER (Robert G. Kirchhoefer)	Treasurer and Chief Accounting Officer (Principal Accounting Officer)

/s/ LLOYD B. ANDREW (Lloyd B. Andrew)	Director

/s/ JOHN D. GOTTWALD (John D. Gottwald)	Director

/s/ RICHARD L. MORRILL (Richard L. Morrill)	Director

/s/ SEYMOUR S. PRESTON III (Seymour S. Preston III)	Director

/s/ CHARLES E. STEWART (Charles E. Stewart)	Director

/s/ ANNE M. WHITTEMORE (Anne M. Whittemore)	Director

Albemarle Corporation and Subsidiaries

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark C. Rohr, certify that:

1.	I have reviewed this annual report on Form 10-K of Albemarle Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

/s/ MARK C. ROHR
President and Chief Executive Officer

Albemarle Corporation and Subsidiaries

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul F. Rocheleau, certify that:

1.	I have reviewed this annual report on Form 10-K of Albemarle Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003

/s/ PAUL F. ROCHELEAU
Senior Vice President and Chief Financial Officer

Albemarle Corporation and Subsidiaries

FIVE-YEAR SUMMARY

(In Thousands Except Per-Share Amounts)
Years Ended December 31	2002	2001	2000	1999	1998
Results of Operations
Net sales	$980,215	$916,899	$917,549	$845,925	$820,862
Costs and expenses(a)	874,690	818,449	767,387	731,799	695,147

Operating profit	105,525	98,450	150,162	114,126	125,715
Interest and financing expenses	5,070	5,536	5,998	8,379	4,487
Gain on sale of investment(b)	—	—	—	(22,054)	—
Other income, net(c)	(3,358)	(4,282)	(3,337)	(937)	(1,570)

Income before income taxes	103,813	97,196	147,501	128,738	122,798
Income taxes(c)	29,068	29,029	45,725	39,909	38,066

Net income	$74,745	$68,167	$101,776	$88,829	$84,732

Financial Position and Other Data
Total assets(d)	$1,192,956	$1,138,272	$981,803	$954,094	$937,797
Operations:
Working capital	$248,057	$79,824	$173,038	$201,246	$203,594
Current ratio	2.50 to 1	1.26 to 1	2.22 to 1	2.53 to 1	2.89 to 1
Depreciation and amortization	$80,603	$77,610	$73,750	$75,750	$75,012
Capital expenditures	$38,382	$49,903	$52,248	$77,569	$76,747
Investments in joint ventures	$3,014	$11,166	$6,890	$5,307	$—
Acquisitions of businesses	$—	$113,245	$35,006	—	$15,229
Research and development expenses	$16,485	$21,919	$26,201	$34,288	$29,655
Gross margin as a % of net sales	24.0	24.1	29.6	30.4	30.9
Total long-term debt	$180,480	$170,215	$97,980	$159,760	$192,938
Equity(e)	$569,740	$593,302	$558,907	$490,564	$451,667
Total long-term debt as a % of total capitalization	24.1	22.3	14.9	24.6	29.9

Common Stock
Basic earnings per share	$1.78	$1.49	$2.22	$1.89	$1.64
Shares used to compute basic earnings per share(e)	42,104	45,766	45,882	46,889	51,558
Diluted earnings per share	$1.73	$1.47	$2.18	$1.87	$1.63
Shares used to compute diluted earnings per share(e)	43,137	46,524	46,606	47,513	52,136
Cash dividends declared per share	$.54	$.52	$.46	$.40	$.37
Shareholders’ equity per share(e)	$13.67	$13.04	$12.20	$10.62	$9.61
Return on average shareholders’ equity	12.9%	11.8%	19.4%	18.9%	17.5%

(a)	Special charges for 2002 and 2001, respectively totaled $1,550 and $2,051($986 and $1,306, after income taxes) resulting from workforce reductions; 2000 includes a special charge of $6,856 ($4,367 after income taxes) for workforce reductions and a one-time noncash pension settlement gain of $14,990 ($9,549 after income taxes) resulting from a change in election made in certain pension annuity contracts; and 1999 includes a special charge of $10,692 ($6,717 after income taxes) from workforce reductions.

(b)	Relates to the 1999 gain on the sale of investment in Albright & Wilson stock ($14,381 after income taxes).

(c)	On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service that related to export benefits for the years 1994 and 1995.

(d)	Certain amounts in 2001 prepaid pension assets and noncurrent liabilities have been reclassified to conform to the current presentation.

(e)	Shareholders’ equity includes the purchase of common shares amounting to: 2002 —4,015,578; 2001—417,505; 2000—574,091; 1999—857,400; 1998—6,912,741.