Form 10-K/A
period 2002-12-31
ALBEMARLE CORP
filed 2003-05-12
CIK 915913

FORM 10-K/A

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PURPOSE OF AMENDMENT:

This Form 10-K/A is being filed to restate the Company’s net sales in compliance with the consensus reached by the Emerging Issues Task Force in Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” In accordance with Issue No. 00-10, billings to customers for shipping and handling costs are included as a component of net sales. This amendment reclassifies all costs incurred related to shipping and handling from a reduction of net sales to cost of goods sold for the years 2002, 2001 and 2000. This amendment to adopt EITF Issue No. 00-10 did not have an effect on gross profit, operating profit or net income.

The following pages have been changed as a result of this amendment:

•	Page 9—Management’s Discussion and Analysis comments under Results of Operations, Net Sales and Operating Costs and Expenses
•	Page 19—Consolidated Statements of Income
•	Page 22—Note 1—Summary of Significant Accounting Policies
•	Page 38—Note 16—Pro Forma Financial Information
•	Page 39—Note 17—Operating Segments and Geographic Area Information
•	Page 40—Note 18—Quarterly Financial Summary
•	Page 41—Report of Independent Accountants
•	Page 44—Part IV, Item 15—Exhibits
•	Page 45—Signatures
•	Page 46—Certification of Chief Executive Officer
•	Page 47—Certification of Chief Financial Officer
•	Page 48—Five-Year Summary

Also attached is Exhibit 23.1, the consent from our independent accountants, PricewaterhouseCoopers LLP, dated May 12, 2003.

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

Albemarle Corporation and Subsidiaries

Results of Operations

Net sales by operating segments for the three years ended December 31, are as follows:

(In Thousands)

Net Sales by Segment	2002	2001	2000
Polymer Chemicals	$542,022	$473,315	$512,508
Fine Chemicals	469,412	469,437	428,941

Segment totals	$1,011,434	$942,752	$941,449

Net Sales

Net sales for 2002 grew to $1,011.4 million, up $68.7 million (7.3%), from $942.7 million in 2001. Polymer Chemicals’ net sales in 2002 were up $68.7 million (14.5%) due to higher shipments ($47.9 million) partially offset by lower pricing ($15.7 million) in flame retardants and the increase in net sales of $31.8 million resulting from the May 31, 2001, acquisition of Martinswerk GmbH (“Martinswerk”) and higher shipments ($7.2 million) offset, in part, by lower pricing ($2.5 million) in catalysts and additives. Fine Chemicals’ net sales in 2002 were essentially unchanged from 2001. Fine Chemicals’ net sales included an increase in net sales from the Company’s mid-year 2001 acquisitions of Martinswerk and the custom and fine chemicals businesses of Chemfirst Inc, (“Chemfirst”) ($34.5 million); offset by lower shipments in agrichemicals and fine chemistry services ($29.1 million) and product mix in performance chemicals ($5.7 million).

Net sales for 2001 amounted to $942.7 million, up $1.3 million (0.1%), from $941.4 million in 2000. Polymer Chemicals’ net sales were down $39.2 million in 2001 (7.6%), primarily due to lower shipments ($49.3 million) and pricing ($4.2 million), which includes the unfavorable net effects of foreign exchange in flame retardants and lower shipments in catalysts and additives ($25.4 million) offset, in part, by higher net sales of $41.7 million, resulting from the May 31, 2001, acquisition of Martinswerk. Fine Chemicals’ net sales in 2001 were up $40.5 million (9.4%), due to the Company’s May 31, 2001 and July 1, 2001, acquisitions of Martinswerk and the custom and fine chemicals businesses of ChemFirst ($60.3 million) offset, in part, by lower shipments and unfavorable pricing in surface actives (zeolites) and the unfavorable net effects of foreign exchange.

Operating Costs and Expenses

Cost of goods sold in 2002 increased $54.8 million (7.6%), from 2001. The increase is primarily due to operating costs associated with increased shipments over 2001 in flame retardants and the Company’s acquisitions of Martinswerk and the ChemFirst custom and fine chemicals businesses, lower pension income as well as a charge of approximately $2.6 million ($8.3 million, net of probable insurance recovery of $5.7 million) related to the discontinuance of product support for and the withdrawal from a water treatment venture. This increase is partially offset by favorable plant utilization and production costs and the favorable effects of foreign exchange transaction gains of approximately $1.7 million in 2002 versus foreign exchange transaction gains of approximately $0.5 million in 2001. Gross profit margin decreased to 23.3% in 2002 from 23.5% in 2001. Overall, Albemarle’s average 2002 raw material costs were significantly lower than 2001. Energy costs in 2002 were lower than 2001.

Cost of goods sold in 2001 increased $51.4 million (7.7%), from 2000, primarily due to higher costs related to lower utilization of existing plant facilities and the higher costs associated with the Company’s acquisitions of Martinswerk and the ChemFirst custom and fine chemicals businesses, offset, in part, by lower employee-related costs in 2001 resulting from workforce reductions which occurred during 2000 and the favorable effects of foreign exchange transaction gains of approximately $0.5 million in 2001 versus foreign exchange transaction losses of approximately $0.8 million in 2000, with the result that the gross profit margin decreased to 23.5% in 2001 from 28.8% in 2000. Overall, Albemarle’s average 2001 raw material costs were comparable to 2000. Energy costs in 2001 were slightly higher than 2000.

Selling, general and administrative expenses, combined with research and development expenses (“SG&A”) in 2002 increased $7.3 million (6.1%) from 2001. Higher employee-related costs for 2002 as well as a $3.5 million increase in recurring SG&A associated with the Company’s mid-year 2001 acquisitions of Martinswerk and the custom and fine chemicals businesses of ChemFirst are the primary reasons for this increase. The 2002 increase in SG&A compares to a decrease of $8.6 million (6.6%) in 2001 from 2000 primarily due to lower employee incentive award costs and the realignment of corporate research and development efforts as well as the benefits of cost reduction efforts, offset, in part, by a $7.9 million increase in recurring SG&A associated with the Company’s mid-year acquisitions in 2001. As a percentage of net sales, SG&A were 12.7% in 2002 versus 12.8% in 2001 and 13.7% in 2000.

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

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per-Share Amounts)

Years Ended December 31	Restated 2002	Restated 2001	Restated 2000

Net sales	$1,011,434	$942,752	$941,449
Cost of goods sold	776,198	721,417	669,986

Gross profit	235,236	221,335	271,463

Special items	1,550	2,051	(8,134)
Selling, general and administrative expenses	111,676	98,915	103,234
Research and development expenses	16,485	21,919	26,201

Operating profit	105,525	98,450	150,162

Interest and financing expenses	(5,070)	(5,536)	(5,998)
Other income, net	3,358	4,282	3,337

Income before income taxes	103,813	97,196	147,501
Income taxes	29,068	29,029	45,725

Net income	$74,745	$68,167	$101,776

Basic earnings per share	$1.78	$1.49	$2.22
Shares used to compute basic earnings per share	42,104	45,766	45,882

Diluted earnings per share	$1.73	$1.47	$2.18
Shares used to compute diluted earnings per share	43,137	46,524	46,606

Cash dividends declared per share of common stock	$.54	$.52	$.46

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

Shipping and Handling Costs

In accordance with the consensus reached by the Emerging Issues Task Force in Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, billings to customers for shipping and handling costs are included as a component of net sales. Effective January 1, 2000, the Company reclassified all costs incurred related to shipping and handling from a reduction of net sales to costs of goods sold for the periods reflected herein. The financial statements included herein have been restated to reflect this matter. The adoption of EITF Issue No. 00-10 did not have an effect on gross profit, operating profit or net income. Shipping and handling costs reclassified totaled $31,219, $25,853 and $23,900 for the years 2002, 2001 and 2000, respectively.

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

Goodwill and Other Intangibles

Goodwill and other intangibles consist principally of goodwill, product licenses and patents.

Intangibles	2002	2001
Goodwill	$29,621	$26,704
Other intangibles	5,550	5,044

Total	$35,171	$31,748

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

	For the Years Ended December 31

	2001	2000

Net sales	$1,015,687	$1,125,001
Net income	$70,527	$107,789
Diluted earnings per share	$1.52	$2.31

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

Operating Segment Results	Polymer Chemicals	Fine Chemicals	Corporate & Other	Total

2002
Net sales	$542,022	$469,412	$—	$1,011,434
Operating profit(a)	67,355	60,681	(22,511)	105,525
Identifiable assets	404,825	500,335	287,796	1,192,956
Goodwill	9,962	19,659	—	29,621
Depreciation and amortization	33,849	46,066	688	80,603
Capital expenditures	15,332	22,445	605	38,382

2001
Net sales	$473,315	$469,437	$—	$942,752
Operating profit(a)	59,691	61,466	(22,707)	98,450
Identifiable assets	353,855	532,921	251,496	1,138,272
Goodwill	9,994	16,710	—	26,704
Depreciation and amortization	28,246	48,542	822	77,610
Capital expenditures	14,537	35,134	232	49,903

2000
Net sales	$512,508	$428,941	$—	$941,449
Operating profit(a)	103,817	70,736	(24,391)	150,162
Identifiable assets	350,811	433,380	197,612	981,803
Goodwill	8,413	13,072	—	21,485
Depreciation and amortization	28,804	43,819	1,127	73,750
Capital expenditures	11,216	40,614	418	52,248

Net Sales(b)(c)	2002	2001	2000
United States	$481,164	$508,521	$510,750
Foreign	530,270	434,231	430,699

Total	$1,011,434	$942,752	$941,449

Long-Lived Assets as of December 31	2002	2001	2000
United States	$399,821	$428,808	$406,169
France	87,725	82,539	93,508
Other foreign countries	66,696	50,073	12,852

Total	$554,242	$561,420	$512,529

Notes:

(a)	Includes the effects of foreign exchange transaction gains (losses) of $1,655, $492 and ($798) in 2002, 2001 and 2000, respectively.

(b)	No sales in a foreign country exceed 10% of the Company’s total net sales.

(c)	Net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 18—Quarterly Financial Summary—unaudited:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Net sales	$231,822	$252,706	$271,714	$255,192
Gross profit	$55,760	$58,155	$64,974	$56,347
Special items(a)	$850	$—	$—	$700
Net income(b)	$16,798	$20,694	$20,352	$16,901
Basic earnings per share	$.39	$.50	$.49	$.41
Shares used to compute basic earnings per share(c)	43,438	41,618	41,676	41,684
Diluted earnings per share	$.38	$.48	$.48	$.40
Shares used to compute diluted earnings per share(c)	44,190	42,822	42,796	42,741

2001
Net sales	$230,593	$217,470	$249,111	$245,578
Gross profit	$59,455	$48,736	$56,681	$56,463
Special items(d)	$—	$—	$—	$(2,051)
Net income	$22,545	$14,805	$16,761	$14,056
Basic earnings per share	$.49	$.32	$.37	$.31
Shares used to compute basic earnings per share	45,838	45,873	45,870	45,485
Diluted earnings per share	$.48	$.32	$.36	$.30
Shares used to compute diluted earnings per share	46,686	46,667	46,539	46,204

Notes:

(a)	Special charges for the first and fourth quarters of 2002, totaled $850 ($541 after income taxes) and $700 ($445 after income taxes), respectively. These charges resulted from workforce reduction programs at certain of the Company’s facilities.

(b)	On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service on its claims for adjustments of export benefits for the years 1994 and 1995.

(c)	On February 13, 2002, the Company purchased 4,000,000 shares of its outstanding common stock from Bruce C. Gottwald and members of his immediate family for an aggregate price of $92,680.

(d)	A special charge in 2001 totaled $2,051 ($1,306 after income taxes) for the fourth quarter. This charge resulted from workforce reduction programs which impacted a total of 26 salaried employees throughout the Company.

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

As further discussed in Note 1, paragraph 5, the financial statements have been restated to reflect the adoption of Emerging Issues Task Force Issue No. 00-10.

January 24, 2003, except for Note 1, paragraph 5, as to which the date is May 8, 2003.

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

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.1	Amendment to Restated Articles of Incorporation of the registrant [filed as Exhibit 3.1 to the Company’s Form 10-K for 1994 (No. 1-12658), and incorporated herein by reference].

3.2	By-laws of the registrant amended effective February 1, 2003, [filed as Exhibit 3.2 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

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

10.2.1

Amendment to the Company’s 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002, [filed as Exhibit 10.2.1 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

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

10.8

The Company’s 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003, [filed as Exhibit 10.8 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

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

11.

Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 2002 and 2001 [filed as Exhibit 11 to the Company’s Form
10-K for 2002 (No. 1-12658), and incorporated herein by reference].

21.	Significant Subsidiaries of the Company [filed as Exhibit 21 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

23.1	Consent of PricewaterhouseCoopers LLP.

99.	Five-Year Summary (see page 48).

(b) No report on Form 8-K was filed in the last quarter of the period covered by this report.

(c) Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report.

Note: Part IV Item 15(a)(3), one document, Exhibit 23.1 and Item 15(c) are not included herein. They will be filed in the Securities and Exchange Commission EDGAR filing of the Form 10-K/A document only.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau Senior Vice President and Chief Financial Officer

Dated: May 12, 2003

Albemarle Corporation and Subsidiaries

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark C. Rohr, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Albemarle Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 12, 2003

/s/ MARK C. ROHR
President and Chief Executive Officer

Albemarle Corporation and Subsidiaries

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul F. Rocheleau, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Albemarle Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 12, 2003

/s/ PAUL F. ROCHELEAU
Senior Vice President and Chief Financial Officer

Albemarle Corporation and Subsidiaries

FIVE-YEAR SUMMARY

(In Thousands Except Per-Share Amounts)
Years Ended December 31	2002	2001	2000	1999	1998
Results of Operations
Net sales	$1,011,434	$942,752	$941,449	$865,937	$840,196
Costs and expenses(a)	905,909	844,302	791,287	751,811	714,481

Operating profit	105,525	98,450	150,162	114,126	125,715
Interest and financing expenses	5,070	5,536	5,998	8,379	4,487
Gain on sale of investment(b)	—	—	—	(22,054)	—
Other income, net(c)	(3,358)	(4,282)	(3,337)	(937)	(1,570)

Income before income taxes	103,813	97,196	147,501	128,738	122,798
Income taxes(c)	29,068	29,029	45,725	39,909	38,066

Net income	$74,745	$68,167	$101,776	$88,829	$84,732

Financial Position and Other Data
Total assets(d)	$1,192,956	$1,138,272	$981,803	$954,094	$937,797
Operations:
Working capital	$248,057	$79,824	$173,038	$201,246	$203,594
Current ratio	2.50 to 1	1.26 to 1	2.22 to 1	2.53 to 1	2.89 to 1
Depreciation and amortization	$80,603	$77,610	$73,750	$75,750	$75,012
Capital expenditures	$38,382	$49,903	$52,248	$77,569	$76,747
Investments in joint ventures	$3,014	$11,166	$6,890	$5,307	$—
Acquisitions of businesses	$—	$113,245	$35,006	—	$15,229
Research and development expenses	$16,485	$21,919	$26,201	$34,288	$29,655
Gross margin as a % of net sales	23.3	23.5	28.8	29.7	30.2
Total long-term debt	$180,480	$170,215	$97,980	$159,760	$192,938
Equity(e)	$569,740	$593,302	$558,907	$490,564	$451,667
Total long-term debt as a % of total capitalization	24.1	22.3	14.9	24.6	29.9

Common Stock
Basic earnings per share	$1.78	$1.49	$2.22	$1.89	$1.64
Shares used to compute basic earnings per share(e)	42,104	45,766	45,882	46,889	51,558
Diluted earnings per share	$1.73	$1.47	$2.18	$1.87	$1.63
Shares used to compute diluted earnings per share(e)	43,137	46,524	46,606	47,513	52,136
Cash dividends declared per share	$.54	$.52	$.46	$.40	$.37
Shareholders’ equity per share(e)	$13.67	$13.04	$12.20	$10.62	$9.61
Return on average shareholders’ equity	12.9%	11.8%	19.4%	18.9%	17.5%

(a)	Special charges for 2002 and 2001, respectively totaled $1,550 and $2,051($986 and $1,306, after income taxes) resulting from workforce reductions; 2000 includes a special charge of $6,856 ($4,367 after income taxes) for workforce reductions and a one-time noncash pension settlement gain of $14,990 ($9,549 after income taxes) resulting from a change in election made in certain pension annuity contracts; and 1999 includes a special charge of $10,692 ($6,717 after income taxes) from workforce reductions.

(b)	Relates to the 1999 gain on the sale of investment in Albright & Wilson stock ($14,381 after income taxes).

(c)	On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service that related to export benefits for the years 1994 and 1995.

(d)	Certain amounts in 2001 prepaid pension assets and noncurrent liabilities have been reclassified to conform to the current presentation.

(e)	Shareholders’ equity includes the purchase of common shares amounting to: 2002 —4,015,578; 2001—417,505; 2000—574,091; 1999—857,400; 1998—6,912,741.