Form 10-Q
period 2003-03-31
ALBEMARLE CORP
filed 2003-05-15
CIK 915913


                                                                                                Page 1 of 30 Pages

                                           SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, D. C. 20549
                                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003

         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from                         to                             .
                           ----------------------      ------------------------

Commission File Number 1-12658

                                               ALBEMARLE CORPORATION
                                               ---------------------
                               (Exact Name of Registrant as Specified in its Charter)

           VIRGINIA                                                                           54-1692118
 ------------------------------                                                             -----------------
(State or Other Jurisdiction of                                                             (I.R.S. Employer
Incorporation or Organization)                                                              Identification No.)

330 SOUTH FOURTH STREET
RICHMOND, VIRGINIA                                                                              23219
---------------------------------------                                                      ----------
(Address of Principal Executive Offices)                                                      (Zip Code)

                                  Registrant's telephone number, including area code - (804) 788-6000
                                            Registrant's website address: www.albemarle.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                                          No
           -----                                      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

       Yes   X                                          No
           -----                                      -----
The Company makes available through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2003:
41,199,599





                                ALBEMARLE CORPORATION

                                    I N D E X
                                                                                   Page
                                                                                  Number(s)

PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

               Consolidated Balance Sheets - March 31, 2003 and
               December 31, 2002                                                   3-4

               Consolidated Statements of Income - Three-
               Months Ended March 31, 2003 and 2002                                 5

               Consolidated Statements of Comprehensive Income - Three-
               Months Ended March 31, 2003 and 2002                                 6

               Condensed Consolidated Statements of Cash Flows - Three Months
               Ended March 31, 2003 and 2002                                        7

               Notes to the Consolidated Financial Statements                      8-15

  ITEM 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition and Additional
               Information                                                         16-24

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk               24

  ITEM 4.  Controls and Procedures                                                  24

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                        24

  ITEM 4.  Submission to a Vote of Security Holders                                24-25

  ITEM 6.  Exhibits and Reports on Form 8-K                                         25

SIGNATURES                                                                          26

CERTIFICATIONS                                                                     27-30


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                   March 31,                 December 31,
                                                                                     2003                       2002
                                                                                --------------            ----------------
                                                                                 (Unaudited)

ASSETS

Current assets:

Cash and cash equivalents                                                       $     40,287              $      37,636

Accounts receivable, less allowance for doubtful

    accounts (2003 - $2,592;  2002 - $2,368)                                         190,972                    197,089

Income tax receivable                                                                 11,083                          -

Inventories:

          Finished goods                                                             117,730                    116,164

          Raw materials                                                               21,751                     21,385

          Stores, supplies and other                                                  23,844                     23,256
                                                                                --------------            ---------------
                                                                                     163,325                    160,805

Deferred income taxes and prepaid expenses                                            18,686                     17,534
                                                                                --------------            ---------------

          Total current assets                                                       424,353                    413,064
                                                                                --------------            ---------------

Property, plant and equipment, at cost                                             1,520,768                  1,497,989

      Less accumulated depreciation and amortization                               1,004,535                    978,918
                                                                                --------------            ---------------

          Net property, plant and equipment                                          516,233                    519,071

Prepaid pension assets                                                               167,636                    166,287

Other assets and deferred charges                                                     56,862                     59,363

Goodwill                                                                              29,852                     29,621

Other intangibles, net of amortization                                                30,837                      5,550
                                                                                --------------            ---------------
Total assets                                                                    $  1,225,773              $   1,192,956
                                                                                ==============            ===============


                                See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                   March 31,                December 31,
                                                                                     2003                      2002
                                                                                ---------------           -----------------
                                                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable                                                          $     81,977              $       75,092

      Long-term debt, current portion                                                    168                         343

      Accrued expenses                                                                61,266                      65,051

      Dividends payable                                                               11,044                       5,426

      Income taxes payable                                                            28,199                      19,095
                                                                                ---------------           -----------------
          Total current liabilities                                                  182,654                     165,007
                                                                                ---------------           -----------------
Long-term debt                                                                       184,408                     180,137

Postretirement benefits                                                               65,535                      64,943

Other noncurrent liabilities                                                          90,818                      82,139

Deferred income taxes                                                                130,676                     128,849

Minority interest in Stannica LLC                                                      1,719                       2,141

Shareholders' equity:

Common stock, $.01 par value, issued and outstanding-
41,197,010 in 2003 and 41,692,074 in 2002                                                412                         417

     Additional paid-in capital                                                           16                       2,286

     Accumulated other comprehensive loss                                             (1,264)                     (4,514)

     Retained earnings                                                               570,799                     571,551
                                                                                ---------------           -----------------
          Total shareholders' equity                                                 569,963                     569,740
                                                                                ---------------           -----------------
Total liabilities and shareholders' equity                                      $  1,225,773              $    1,192,956
                                                                                ===============           =================



                           See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)



                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                           ------------------------------------

                                                                                                    2003               2002
                                                                                           ----------------    -----------------

Net sales                                                                                  $        265,570     $        231,822

Cost of goods sold                                                                                  207,928              176,062
                                                                                           -----------------    ----------------
     Gross profit                                                                                    57,642               55,760

Selling, general and administrative expenses                                                         27,626               25,704

Research and development expenses                                                                     4,942                4,776

Special item                                                                                              -                  850
                                                                                           ------------------   ----------------

     Operating profit                                                                                25,074               24,430

Interest and financing expenses                                                                      (1,337)              (1,225)


Minority interest in Stannica LLC                                                                      (694)                   -

Other income, net                                                                                     4,267                  792
                                                                                           ------------------   -----------------

Income before income taxes                                                                           27,310               23,997

Income taxes                                                                                          4,096                7,199
                                                                                           ------------------   -----------------

Income before cumulative effect of a change in accounting                                            23,214               16,798
  principle

Cumulative effect of a change in accounting principle, net                                           (2,220)                  -

                                                                                           -------------------  -----------------

Net income                                                                                 $         20,994     $         16,798
                                                                                           ===================  =================
Basic earnings per share:

Income before cumulative effect of a change in accounting                                  $           0.56     $           0.39
  principle

Cumulative effect of a change in accounting principle, net                                            (0.05)                   -
                                                                                           -------------------  ------------------

Net income                                                                                             0.51                 0.39
                                                                                           =================== ===================
Diluted earnings per share:

Income before cumulative effect of a change in accounting                                 $            0.55    $            0.38
  principle

Cumulative effect of a change in accounting principle, net                                            (0.05)                   -
                                                                                          -------------------  -------------------
Net income                                                                                $            0.50    $            0.38
                                                                                          ===================  ===================

Cash dividends declared per share of common stock                                         $            0.28    $            0.13
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

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)




                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                    --------------------------------------------
                                                                                            2003                    2002
                                                                                    ---------------------   --------------------

Net income                                                                             $        20,994          $      16,798

Other comprehensive income (loss), net of tax:

   Unrealized (loss) gain on securities available for sale                                         (18)                    27

   Foreign currency translation                                                                  3,268                   (951)
                                                                                    -------------------      -------------------

Other comprehensive income (loss)                                                                3,250                   (924)
                                                                                    -------------------      -------------------

Comprehensive income                                                                   $        24,244          $      15,874

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


                                               ALBEMARLE CORPORATION AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Dollars In Thousands)
                                                           (Unaudited)



                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                       --------------------------------------

                                                                                                  2003                 2002
                                                                                       -----------------     ----------------
Cash and cash equivalents at beginning of year                                           $       37,636       $       30,585
                                                                                       -----------------     ----------------

Cash flows from operating activities:

  Net income                                                                                     20,994               16,798
  Cumulative effect of a change in accounting principle, net                                      2,220                    -
                                                                                       -----------------     ----------------
  Income before cumulative effect of a change in accounting principle                            23,214               16,798

  Adjustments to reconcile net income before cumulative effect of a change in accounting principle to cash flows from operating activities:
   Depreciation and amortization                                                                 20,138               20,269
   Working capital decrease excluding cash and cash equivalents                                  13,561                1,057
   Increase in income tax receivable                                                            (11,083)                   -
   Other, net                                                                                     3,331               (2,580)
                                                                                       -----------------     ----------------
      Net cash provided from operating activities                                                49,161               35,544
                                                                                       -----------------     ----------------

Cash flows from investing activities:
  Acquisition of assets                                                                         (27,020)                   -
  Capital expenditures                                                                           (8,857)              (8,182)
  Proceeds from liquidation of nonmarketable security                                             4,216                    -
  Investments in joint ventures and nonmarketable securities                                     (1,813)              (1,277)
  Restricted cash from industrial revenue bond proceeds                                               -                1,741
                                                                                       -----------------     ----------------
       Net cash used in investing activities                                                    (33,474)              (7,718)
                                                                                       -----------------     ----------------

Cash flows from financing activities:
  Proceeds from borrowings                                                                       42,033              100,099
  Repayments of long-term debt                                                                  (37,767)             (31,164)
  Purchases of common stock                                                                     (13,213)             (92,943)
  Dividends paid                                                                                 (5,918)              (5,918)
  Proceeds from exercise of stock options                                                             -                  445
                                                                                       -----------------     ----------------
      Net cash used in financing activities                                                     (14,865)             (29,481)
                                                                                       -----------------     ----------------
Net effect of foreign exchange on cash and cash equivalents                                       1,829                  568
                                                                                       -----------------     ----------------
Increase (decrease) in cash and cash equivalents                                                  2,651               (1,087)
                                                                                       -----------------     ----------------
Cash and cash equivalents at end of period                                               $       40,287      $        29,498
                                                                                       =================     ================



Supplemental noncash disclosures due to a cumulative change in accounting principle:
------------------------------------------------------------------------------------

    Increase in property, plant and equipment                                            $       (6,520)      $            -
    Increase in accumulated depreciation                                                          3,083                    -
    Increase in other noncurrent liabilities                                                      6,922                    -
    Decrease in deferred tax liabilities                                                         (1,265)                   -
                                                                                       -----------------     ----------------
    Cumulative effect of a change in accounting principle, net                           $        2,220       $            -
                                                                                       =================     ================


                                              See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In Thousands Except Share and Per-Share Amounts)
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its subsidiaries ("Albemarle" or "the Company") contain all adjustments necessary for a fair presentation, in all material respects, of the Company's consolidated financial position as of March 31, 2003, and December 31, 2002, the consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2003, and 2002, and condensed consolidated cash flows for the three-month periods ended March 31, 2003, and 2002. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report & Form 10-K as amended on May 12, 2003. The December 31, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Long-term debt consists of the following:

                                            March 31,               December 31,
                                              2003                       2002
                                        ------------                ------------

Variable-rate bank loans                $    167,495                $    163,015
Industrial revenue bonds                      11,000                      11,000
Foreign borrowings                             5,124                       5,470
Miscellaneous                                    957                         995
                                        ------------               -------------
    Total                                    184,576                     180,480
Less amounts due within one year                 168                         343
                                        ------------                ------------

    Long-term debt                      $    184,408                $    180,137
                                        ============                ============



3. Cost of goods sold includes foreign exchange transaction gains of $61 and $791 for the three-month periods ended March 31, 2003 and 2002, respectively.

ALBEMARLE  CORPORATION  AND  SUBSIDIARIES
NOTES TO THE  CONSOLIDATED  FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

4. Basic and diluted earnings per share for the three-month period ended March 31, 2003 and 2002, are calculated as follows:


                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                        2003                 2002
Basic earnings per share:                                                           ------------          ------------

Numerator:
----------
    Income before cumulative effect of a change in accounting                   $       23,214         $       16,798
       principle

    Cumulative effect of a change in accounting principle, net                          (2,220)                     -
                                                                                    ------------          ------------
    Income available to stockholders, as reported                               $       20,994         $       16,798
                                                                                    ============          ============


Denominator:
------------
  Average number of shares of common stock outstanding                                  41,496                 43,438
                                                                                    ============          ============


Basic earnings per share:
-------------------------
    Income before cumulative effect of a change in accounting                   $         0.56         $         0.39
       principle

    Cumulative effect of a change in accounting principle, net                           (0.05)                     -
                                                                                    ------------          ------------
    Basic earnings per share                                                    $         0.51         $         0.39
                                                                                    ============          ============

Diluted earnings per share:

Numerator:
----------
    Income before cumulative effect of a change in accounting
       principle                                                                $       23,214         $       16,798

    Cumulative effect of a change in accounting principle, net                          (2,220)                     -
                                                                                    ------------          ------------
    Income available to stockholders, as reported                               $       20,994         $       16,798
                                                                                    ============          ============


Denominator:
------------
    Average number of shares of common stock
       outstanding                                                                      41,496                 43,438

    Shares issuable upon exercise of stock
       options and other common stock equivalents                                          790                    752
                                                                                    ------------          ------------
    Total shares                                                                        42,286                 44,190
                                                                                    ============         =============

Diluted earnings per share:
---------------------------
    Income before cumulative effect of a change in accounting principle         $         0.55         $         0.38

    Cumulative effect of a change in accounting principle, net                           (0.05)                     -
                                                                                    ------------         -------------
    Diluted earnings per share                                                  $         0.50         $         0.38
                                                                                    ============         =============

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

5. The following table reflects the changes in consolidated shareholders' equity from December 31, 2002 through March 31, 2003:

                                                                                    Accumulated                         Total
                                                                    Additional         Other                            Share-
                                              Common Stock            Paid-In      Comprehensive       Retained        holders'
                                        Shares          Amounts       Capital           Loss           Earnings         Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002            41,692,074    $     417    $      2,286     $    (4,514)       $   571,551     $  569,740

Net income                                                                                                  20,994         20,994

Foreign currency translation, net                                                         3,268                             3,268

Change in unrealized (loss) on
   marketable equity securities, net                                                        (18)                              (18)

Cash dividends declared                                                                                    (11,536)       (11,536)

Shares purchased and retired             (528,600)           (5)         (2,998)                           (10,210)       (13,213)

Issuance of incentive award stock          33,536                           728                                               728
                                     --------------   ------------   -----------    --------------     -------------   ------------
Balance at March 31, 2003              41,197,010     $     412     $        16     $    (1,264)       $   570,799     $  569,963
                                     ==============   ============   ===========    ==============     =============   ============



6. Cash dividends declared for the three-month period ended March 31, 2003 totaled 28 cents per share, which included a dividend of 14 cents per share declared on January 31, 2003, payable on April 1, 2003, as well as a dividend of 14 cents per share declared March 26, 2003, payable July 1, 2003.

7. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2003 and 2002, respectively, are as follows:
                                        ----------------------------------------
                                               Three Months Ended March 31,
                                        ----------------------------------------
                                           2003                           2002
                                        ---------                      ---------

Federal statutory rate                     35.0 %                         35.0 %
ETI benefit                                (2.4)                          (2.4)
State taxes, net of federal tax benefit     1.0                            1.0
Depletion                                  (1.9)                          (1.9)
Other                                      (0.3)                          (1.7)
Internal Revenue Service settlement       (16.4)                             -
                                        ---------                      ---------

Effective income tax rate                  15.0 %                         30.0 %
                                        =========                      =========

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

In March 2003, the Company recorded a receivable for an income tax refund of $11,083. The refund related to the Internal Revenue Service's examination of the Company's 1996 and 1997 tax returns. The net effect of the refund on the consolidated statement of income for the period ended March 31, 2003 amounted to $7,092 or 17 cents per diluted share, including interest of $4,113 ($2,620 after income taxes) and a refund of $6,970, offset by the reversal of a deferred tax asset previously recognized, totaling $2,498.

8. On January 21, 2003, Albemarle acquired Ethyl Corporation's ("Ethyl's") fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $27,020. In addition, Albemarle will pay to Ethyl a total of $2,500 in additional consideration during 2003 if Ethyl's purchases of antioxidant products from Albemarle and Albemarle's sales of antioxidant products to third parties for fuel and lubricant additive use meet certain specified performance criteria. A summary of the assets acquired and liabilities assumed is as follows:

  Current assets                                                         $4,798
  Property, plant and equipment                                             300
  Other assets                                                              300
  Intangibles                                                            25,622
  Current liabilities                                                    (3,000)
  Noncurrent liabilities                                                 (1,000)
                                                                       ---------
  Net cash paid                                                          $27,020
                                                                       =========

9. During the first quarter of 2002, the Company continued its efforts to reduce operating costs through an involuntary separation program that resulted in a special charge of $850 ($541 after income taxes or 1 cent per share on a diluted basis). The program impacted a total of 12 salaried employees throughout the Company. The following table summarizes the total special charges related to the 2002 involuntary separation program:

                                                             Three Months Ended
                                                                 March 31, 2002
                                                            --------------------

  Total 2002 workforce reduction charge                                   $1,114

  Less: reversal of over accrual from
     prior years' accruals                                                   264
                                                            --------------------
  Net workforce reductions charged
     for 2002                                                             $  850
                                                            ====================


Approximately $733 of the total workforce accrual was paid in the period ended March 31, 2002.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

10. During the first quarter ended March 31, 2002, the Company recorded a net charge of $2,000 ($1,274 after income taxes or 3 cents per share on a diluted basis) to cost of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture. The Company's balance sheet at March 31, 2003, included the accrual of a probable insurance recovery of $5,781 in other assets and deferred charges and an accrual totaling $500 in accrued expenses.

11. On February 13, 2002, the Company completed the purchase of 4,000,000 shares of its common stock from Bruce C. Gottwald and his related immediate family interests for an aggregate price of $92,680. At that time, the Company retired the shares and reduced retained earnings by $40,979 after eliminating the balance in additional paid-in capital. The Company's purchase price was 25 cents per share less than the weighted average trading price for New York Stock Exchange transactions in Albemarle common stock during the 10 business days' period beginning with the third business day following the announcement of Albemarle's 2001 year-end earnings.

12. The Company has the following recorded environmental liabilities at March 31, 2003 and December 31, 2002:

  Beginning balance at December 31,2002                            $     32,144
  Additions                                                                 385
  Expenditures                                                             (114)
  Foreign exchange                                                          635
  SFAS No. 143 reclassification                                          (4,053)
                                                                   -------------
  Ending balance at March 31, 2003                                 $     28,997
                                                                   =============

Recorded liabilities decreased $3,147 primarily as a result of the reclassification of certain environmental obligations previously accounted for under AICPA Statement of Position 96-1 to other noncurrent liabilities upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 143. See Footnote 13.

The amounts recorded represent management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, that there is a reasonable possibility that future environmental remediation costs associated with the Company's past operations, in excess of amounts already recorded, could be up to approximately $8,247 before income taxes, to be incurred over a period of time. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

13. Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, catalysts and polymer additives. The Fine Chemicals operating segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items not allocated to the reportable segments.


                                                                           Three Months Ended March 31,
                                                     -------------------------------------------------------------------------------

                                                                     2003                                       2002
                                                     ------------------------------------       ------------------------------------

Summary of Segment Results                                Revenues              Income               Revenues             Income
---------------------------                          -----------------    ---------------       -----------------   ----------------

Polymer Chemicals                                    $     147,228        $     16,349          $     122,167       $      11,924

Fine Chemicals                                             118,342              13,387                109,655              16,308
                                                     -----------------    ---------------       -----------------   ----------------
   Segment totals                                    $     265,570              29,736          $     231,822              28,232
                                                     =================                          =================
Corporate and other expenses                                                    (4,662)                                    (3,802)
                                                                          ---------------                            ---------------
   Operating profit                                                             25,074                                     24,430

Interest and financing expenses                                                 (1,337)                                    (1,225)

Minority interest in Stannica LLC                                                 (694)                                         -

Other income, net                                                                4,267                                        792
                                                                          ----------------                          ----------------
Income before income taxes                                                $     27,310                              $      23,997
                                                                          ===============                           ================

14. Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs on January 1, 2003. At the time of adoption, the Company identified certain assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The cumulative effect of this Statement on the Company's consolidated statements of income is reflected as a cumulative effect of a change in accounting principle of $2,220, net of taxes of $1,265. The current quarter depreciation and accretion expense of $194 is reflected in cost of goods sold. The consolidated balance sheet reflects future asset retirement costs of $7,020, including current quarter accretion of $98 in other noncurrent liabilities, related long-lived assets of $6,520 in property, plant and equipment and accumulated depreciation of $3,179, including current quarter depreciation of $96 in accumulated depreciation and amortization.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

15. The Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" on January 1, 2003. The Company reclassified all costs incurred for shipping and handling from a reduction of net sales to cost of sales for the periods reflected herein. The presentation of prior period information has been reclassified to conform to the current year presentation. On May 12, 2003, the Company filed an amendment to its Form 10-K for the year 2002. This change does not have an effect on gross profit, operating profit or net income. Shipping and handling costs reclassified totaled $8,352 and $7,194 for the three months ended March 31, 2003 and 2002, respectively.

16. During January 2003, the FASB issued Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities ("VIEs"). This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a Company holds interest acquired before February 1, 2003. The Company will adopt this Interpretation effective July 1, 2003. The Company is evaluating the effect the Interpretation will have on the Company's future financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

17. SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  ("SFAS No. 123")
encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date for awards made in 2003 and 2002 under the plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                                     Three Months Ended

                                                                                                          March 31,
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  2003                  2002
                                                                                           -----------------------------------------

Income before cumulative effect of                                 as reported             $          23,214     $         16,798
   a change in accounting principle                                pro forma               $          22,763     $         16,367
====================================================================================================================================

Net income                                                         as reported             $          20,994     $         16,798
                                                                   pro forma               $          20,543     $         16,367
====================================================================================================================================

Basic earnings per share on                                        as reported             $            0.56     $           0.39
   income before cumulative effect
   of a change in accounting principle                             pro forma               $            0.55     $           0.38
====================================================================================================================================

Basic earnings per share on                                        as reported             $            0.51     $           0.39
   net income                                                      pro forma               $            0.50     $           0.38
====================================================================================================================================

Diluted earnings per share on                                      as reported             $            0.55     $           0.38
   income before cumulative effect
   of a change in accounting principle                             pro forma               $            0.54     $           0.37
====================================================================================================================================

Diluted earnings per share on                                      as reported             $            0.50     $           0.38
   net income                                                      pro forma               $            0.48     $           0.37
====================================================================================================================================

The weighted average fair values of options granted during the three-month periods ending March 31, 2003 and 2002 were $7.77 and $10.74, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three months ended March 31, 2003 and 2002, respectively: dividend yield 2.54% and 2.54%; expected volatility of 31.23% and 31.03%; risk-free interest rate of 4.21% and 4.13%; and expected lives of eight years.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Additional Information
         ----------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation and its subsidiaries ("Albemarle" or "the Company") during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 2002.

Some of the information presented in the following discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the Company's current expectations, which are in turn based on the Company's reasonable assumptions within the bounds of its knowledge of its business and operations. There can be no assurance, however, that the Company's actual results will not differ materially from the results and expectations in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company's products, increases in the cost of products, increases in the cost of energy and raw materials (notably, ethylene, chlorine and natural gas), changes in the Company's markets in general, fluctuations in foreign currencies, changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending, changes in laws and regulations, unanticipated claims or litigation, the inability to obtain current levels of product or premises liability insurance or the denial of such coverage, political unrest affecting the global economy and changes in accounting standards. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operations
First Quarter 2003 Compared with First Quarter 2002
---------------------------------------------------

Net sales for first quarter 2003 of $265.6 million, a record for the Company since the sale of the olefins businesses in March 1996, were up 14.6% or $33.8 million from first quarter 2002 net sales of $231.8 million. The increase in net sales was primarily due to the favorable impact of foreign exchange ($15.5 million), higher shipments in flame retardants ($11.4 million), the addition of the fuel and lube additives products acquired in mid-January from Ethyl Corporation ($5.5 million) and increased sales from the Stannica LLC joint venture ($5.0 million), higher shipments in pharma actives ($2.6 million) and performance chemicals ($2.5 million), offset, in part by lower shipments and unfavorable pricing in catalysts and additives ($5.3 million) and unfavorable pricing in performance chemicals($3.5 million).

The gross profit margin decreased to 21.7% in first quarter 2003 from 24.1% for the corresponding period in 2002. First quarter 2003 operating profit was up 2.6% or $0.6 million from first quarter 2002 operating profit primarily due to favorable manufacturing costs ($5.8 million), higher shipments ($3.4 million), the overall effects of foreign exchange ($3.0 million) and the absence of a $2.0 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period offset, in part, by higher energy and raw material costs ($8.5 million) and lower pricing ($5.1 million).

Selling, general and administrative ("SG&A") expenses and research and development ("R&D") expenses increased 6.9% or $2.1 million in the first quarter of 2003 versus first quarter 2002, primarily due to higher employee-related costs and outside services in the current period versus the corresponding 2002 period and unfavorable impact of foreign exchange. As a percentage of net sales, SG&A expenses and R&D expenses were 12.3% in 2003 versus 13.1% in the 2002 quarter.

Operating  Segments
Net sales by reportable business operating segment for the first quarter period ended March 31, 2003 and 2002 are as follows:

                                                         Net Sales
                                                      (In Thousands)
                                          ------------------------------------

                                                 2003                  2002
                                          ---------------       --------------

     Polymer Chemicals                         $147,228              $122,167
     Fine Chemicals                             118,342               109,655
                                          ---------------       --------------
     Segment totals                            $265,570              $231,822
                                          ===============       ==============

Polymer Chemicals' net sales for the first quarter 2003 increased 20.5%, or $25.1 million, from first quarter 2002 net sales. The increase is primarily due to the favorable impact of foreign exchange ($8.9 million), higher shipments in flame retardants ($11.4 million), the addition of the fuel and lube additives products acquired in mid-January from Ethyl Corporation ($5.5 million) and increased sales from the Stannica LLC joint venture ($5.0 million) offset, in part, by lower shipments and unfavorable prices in catalysts and additives ($5.3 million).

Fine Chemicals' net sales for first quarter 2003 increased 7.9% or $8.7 million from first quarter 2002. The increase is primarily due to the favorable impact of foreign exchange ($6.6 million), higher shipments in pharma actives ($2.6 million) and performance chemicals ($2.5 million) and favorable product mix in fine chemistry services and intermediates ($0.6 million) offset, in part, by lower pricing in performance chemicals ($3.5 million).

Operating profit by reportable business operating segment for the first quarter period ended March 31, 2003, and 2002 are as follows:

                                                      Operating Profit
                                                       (In Thousands)
                                          ------------------------------------
                                                 2003                  2002
                                          --------------       ---------------
     Polymer Chemicals                         $16,349               $11,924
     Fine Chemicals                             13,387                16,308
                                          --------------       ---------------
     Segment totals                             29,736                28,232
     Corporate and other expenses               (4,662)               (3,802)
                                          --------------       ---------------
     Operating profit                          $25,074               $24,430
                                          ==============       ===============

Polymer Chemicals' first quarter 2003 segment operating profit was up 37.1% or $4.4 million from first quarter 2002 primarily due to favorable manufacturing costs ($3.8 million), the overall effects of foreign exchange ($3.0 million), a reclassification of bad debt expense from Corporate and other expenses in the 2002 period ($2.0 million) and higher shipments ($1.6 million) offset, in part, by unfavorable energy and raw material costs ($4.5 million) and lower pricing ($1.5 million).

Fine Chemicals' first quarter 2003 segment operating profit decreased 17.9% or $2.9 million from first quarter 2002 primarily due to unfavorable energy and raw material costs ($4.0 million) and lower prices ($3.6 million) partially offset by the absence of a $2.0 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period, higher shipments ($1.8 million) and favorable manufacturing costs ($0.9 million).

Corporate and other expenses for the first quarter of 2003 were up 22.6%, or $0.9 million from first quarter 2002, primarily due to a reclassification of bad debt expense to Polymer Chemicals in the 2002 period ($2.0 million), offset, in part, by a $0.9 million first quarter 2002 workforce reduction charge.

Interest  and  Financing  Expenses
Interest and financing expenses for first quarter 2003 amounted to $1.3 million, up $0.1 million from $1.2 million in first quarter 2002.

Other Income,  Net
Other income, net for the first quarter 2003 amounted to $4.3 million, up $3.5 million from the 2002 corresponding period. First quarter 2003 includes interest income of $4.1 million from the Internal Revenue Service ("IRS") income tax settlement mentioned in Income Taxes below.

Income Taxes
First quarter 2003 income taxes were lower compared to the same period in 2002 primarily due to an IRS income tax settlement recorded in March 2003 in the amount of $7.1 million offset, in part, by the reversal of a deferred tax asset previously recognized of $2.5 million and income taxes of $1.5 million on the interest accrued on the tax settlement. Consequently, the first quarter 2003 effective income tax rate was 15.0%, excluding the taxes associated with the cumulative effect of a change in accounting principle amount of $1.3 million, down from 30.0% for the corresponding period in 2002. The Company expects to maintain a tax rate between 30.0% and 31.0% for the remainder of 2003.


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at March 31, 2003, were $40.3 million, representing an increase of $2.7 million from $37.6 million at year-end 2002.

Cash flows provided from operating activities of $49.2 million, together with $42.0 million of proceeds from borrowings were used to purchase Ethyl Corporation's fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $27 million, to cover repayment of debt, purchase approximately 500,000 shares of the Company's common stock, pay the quarterly dividend, fund capital expenditures and increase cash and cash equivalents by $2.7 million. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive loss from December 31, 2002, was primarily due to net foreign currency translation adjustments, net of related deferred taxes, related primarily to the strengthening of the Euro and Japanese Yen versus the U.S. Dollar.

The noncurrent portion of the Company's long-term debt amounted to $184.4 million at March 31, 2002, compared to $180.1 million at the end of 2002. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 24.5% at March 31, 2003. The Company is guarantor of $21.6 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 26.6% at March 31, 2003.

The Company's capital expenditures in the first three months of 2003 were up slightly from the same period of 2002. For the year, capital expenditures are forecasted to be greater than the 2002 level. Capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, to be provided from debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

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


Additional Information
----------------------

Summary of Critical Accounting Policies:
----------------------------------------

Consolidation
The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its majority-owned and controlled subsidiaries. The Company applies the equity method of accounting for investments between 20% and 50% owned over which the Company has significant influence. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholder's interest in controlled subsidiaries is included in other noncurrent liabilities in the consolidated balance sheets for the periods presented and in the consolidated statement of income for the period ended March 31, 2003.

Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that the Company considers to be significant in the preparation of its financial statements.

Allowance   for  Doubtful   Accounts  --  The  Company   estimates   losses  for
uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables.

Recovery of Long-Lived Assets -- The Company evaluates the recovery of its long-lived assets on a segment basis by periodically analyzing its operating results and considering significant events or changes in the business environment.

Acquisition Accounting -- The Company estimates the fair value of assets and liabilities when allocating the purchase price of an acquisition.

Income Taxes -- The Company assumes the deductibility of certain costs in its income tax filings and estimates the future recovery of deferred tax assets.

Legal Accruals -- The Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments.

Environmental Remediation Liabilities -- The Company estimates and accrues the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of the Company's contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and
(iii) the extent of other parties' share of responsibility.

Insurance Accruals/Receivables -- The Company records and assumes the recoverability of insurance receivables and potential impact of insurance claims based on the Company's estimates after considering advice from in-house and outside legal counsel as well as outside consultants.

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

Pension Plans and Other Postretirement Benefits Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board
("FASB")   Statement  of  Financial   Accounting   Standard  ("SFAS")  No.  87,
"Employers' Accounting for Pensions" ("SFAS No. 87"). The Company's policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under its foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The policy of the Company is to fund post-retirement health benefits for retirees on a pay-as-you-go basis. There are significant assumptions used in determining amounts including the discount rate, expected return on plan assets, rate of compensation increase and assumed health care trend rate. These assumptions are based on the Company's estimates after considering advice from a major actuarial consulting firm and using the consistent application of certain indexes.

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

Investments
The Company has investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of the Company's investments are in joint ventures. Since the Company has the ability to exercise significant influence over the operating and financial policies of these joint ventures, they are accounted for using the equity method of accounting. The Company's share of the investee's (losses) earnings are included in the consolidated statement of operations as a component of other income, net. Investments in marketable securities are accounted for as available-for-sale securities with changes in fair value included in "accumulated other comprehensive loss" in the shareholders' equity section of the consolidated balance sheets. Joint ventures' and nonmarketable securities' results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

Outlook
-------

Fine Chemicals
The increase in Fine Chemicals' raw materials costs that occurred in the first quarter of 2003, is likely to continue into fourth-quarter 2003. During the remainder of 2003, the Company will likely face cost pressures with respect to the Fine Chemicals' segment that will gradually subside and give way to favorable comparative performance in the second half of the year. Additionally, second-quarter 2003, will include a larger allocation of energy and raw materials costs compared to second-quarter 2002, resulting from reduced production associated with a third party service contract at our Pasadena, Texas, site.

Looking ahead to the second half of 2003, the Company should begin to see improvements in its results based upon business initiatives, including cost reductions and price increases that have been undertaken to meet the challenges of this operating environment. The performance of the Company's agricultural chemicals products is seasonal, and we expect the second half of 2003 to be an improvement over the first half of the year.

In addition, Albemarle should continue to benefit from penetration of its new products into their respective markets, and from improved utilization of its multi-purpose manufacturing assets. Currently, the Company is generating over 40 inquiries per month for new business in fine chemistry services and intermediates. The pursuit of new business in this area is generating significant positive changes in the Company's approach and is a key component of its growth plans in Fine Chemicals. This initiative requires the sales and marketing teams to continue to find new prospects for products that fit with the Company's manufacturing assets. Success in the contract development and manufacturing aspect of Fine Chemicals is measured by the number of products that can be moved through the multiple stages of production.

Polymer  Chemicals
Volume improvement in Polymer Chemicals for second quarter 2003 and thereafter, particularly in flame retardants, will be dependent upon the economy. One of the indicators for this segment in the electronics market is the production of printed wiring boards, reported through the IPC--Association Connecting Electronics Industries'(R) "book-to-bill" ratio. While this number has moved back above a ratio of one-to-one for the third month in a row--indicating bookings are greater than shipments--the overall number of bookings and shipments continues to reflect an electronics market that is seeking to equilibrate following a very strong 2000 and very weak 2001.

Flame-retardants' production is running at a high rate for many products this year. The Company began to see some success with price increases toward the end of last year which have continued into the first half of 2003. However, these increases have compensated for higher raw materials costs only to this point. Additionally, energy costs have affected flame retardant profitability, and provide yet another reason why the Company continues to announce price increases as we enter the second quarter. China serves as an important growth driver of this business, and the Sudden Acute Respiratory Syndrome (SARS) outbreak could slow consumer demand, manufacturing or distribution activities that would negatively affect flame retardant sales. Transportation in the region is hampered due to SARS quarantine periods and may affect the Company's sales and marketing efforts.

In catalysts and additives, both our internal new product development and our alliance and acquisition efforts reflect continuing improvement in the Company's results from single-site catalysis products, improved performance in the Stannica LLC joint venture and immediate favorable results from the antioxidant products acquired from Ethyl Corporation. These new efforts, combined with our ongoing success in managing the base business to broaden the Company's alkyl, antioxidant, and curative product lines, gives us confidence for a solid year's performance.

Overview
The resolution of the conflict in Iraq is an important factor in the world economy as well as Albemarle's business. The Jordan Bromine Company joint-venture team at Safi, Jordan, has continued to produce bromine and derivatives from the Dead Sea. The Company looks forward to many years of fruitful and productive relationships with its Jordanian partners, and to taking its place as an increasingly important supply source for these products for Europe and Asia.

Energy costs, primarily related to natural gas price increases, created an additional $3.5 million in costs in the first quarter of 2003 versus the same quarter in 2002. While dramatic price increases have moderated somewhat, it appears certain that the new price levels will continue to produce negative comparisons into the second half of 2003. Each $1/MM BTUs price increase is equal to a $0.10/share impact on Albemarle annualized earnings. The Company continues to address this issue with cost reductions and price increases wherever possible. Foreign exchange impacts on Albemarle's operations, primarily European currencies, have been offset by plant and other investments made in the European Community. The Company realizes only modest effects of changes in valuations of the U.S. dollar against the Japanese yen for the most part, but a weak dollar, as seen in recent weeks, does provide some positive effects.

In an effort to expand accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board has issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Many variable interest entities have commonly been referred to as "special-purpose" entities or "off-balance sheet" structures. FIN 46 may will require the Company to consolidate the results of one or more of its alliances and ventures after further study by the Company. FIN 46 requires a variable interest entity to be consolidated if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to entities established prior to February 1, 2002, beginning with the first fiscal year or interim period that begins after June 15, 2003.

Finally, the Company continues to generate good cash flow which will continue to be used as follows. First, the Company will invest in internal development and acquisitions to profitably grow the business. Second, dividends will continue to be paid from cash flow from operations. Third, the value of the equity will be reviewed periodically and selected stock repurchases will be made when opportunities are there to generate additional shareholder value.

Additional  information  regarding  the  Company,  its  products,   markets  and
financial   performance  is  provided  at  the  Company's   Internet  web  site,
www.albemarle.com.

ITEM  3.   Quantitative   and   Qualitative   Disclosures   About   Market  Risk
           ---------------------------------------------------------------------
There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 2002.

ITEM 4. Controls and Procedures
        -----------------------
Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of Albemarle's management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective for the first quarter 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION
---------------------------

ITEM 1. Legal  Proceedings
        ------------------
The Company is involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they should not result ultimately in any liability that is likely to have a material adverse effect upon the results of operations or financial condition of the Company on a consolidated basis.

ITEM 4.  Submission  to a Vote of  Security  Holders
         -------------------------------------------
At the annual meeting of shareholders held on March 26, 2003, there were 41,606,530 shares of common stock outstanding and entitled to vote, of which 37,722,155 were represented in person or by proxy. The voting shareholders elected the directors nominated in the Proxy Statement with the following affirmative votes and votes withheld:

     Director                            Affirmative Votes        Votes Withheld
     --------                            -----------------        --------------
     Mark C. Rohr                           36,233,256                 1,488,899
     Lloyd B. Andrew                        28,707,185                 9,014,970
     Charles E. Stewart                     35,011,002                 2,711,153
     William M. Gottwald                    36,150,727                 1,571,428
     Seymour S. Preston III                 35,019,410                 2,702,745
     Floyd D. Gottwald, Jr.                 36,133,347                 1,588,808
     Richard L. Morrill                     36,323,906                 1,398,249
     Anne M. Whittemore                     28,456,825                 9,265,330
     John D. Gottwald                       36,152,967                 1,569,188

Shareholders also approved the Albemarle Corporation 2003 Incentive Plan as described in the 2003 Proxy Statement. A copy of the Plan was filed with the Securities and Exchange Commission along with the Company's Proxy Statement. The Plan received 27,409,583 affirmative votes, 5,117,713 negative votes, with 673,679 abstentions and 4,521,180 broker non-votes.

The shareholders also approved the appointment of PricewaterhouseCoopers LLP as the Company's auditors for 2003 with 34,214,900 affirmative votes, 3,482,746 negative votes and 24,509 abstentions.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

               (a)  Exhibits - none

               (b)  Reports on Form 8-K

                    The Company filed a Form 8-K on April 23, 2003, which included the Company's earnings press release for the quarter ended March 31, 2003.

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


                                                           ALBEMARLE CORPORATION
                                                           ---------------------
                                                               (Registrant)




Date:  May 14, 2003                                By: /S/ ROBERT G. KIRCHHOEFER
                                                      --------------------------
                                                           Robert G. Kirchhoefer
                                          Treasurer and Chief Accounting Officer
                                                  (Principal Accounting Officer)

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

Date: May 14, 2003

/S/ MARK C. ROHR
----------------
President and
Chief Executive Officer

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

Date:  May 14, 2003

/S/ PAUL F. ROCHELEAU
----------------------
Senior  Vice President
and Chief Financial Officer