Form 10-Q
period 2003-06-30
ALBEMARLE CORP
filed 2003-08-04
CIK 915913

                                                             Page 1 of 47 Pages

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For Quarterly Period Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        For Transition Period from to __________.

                         Commission File Number 1-12658

                              ALBEMARLE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                           54-1692118
          --------                                           ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

       330 SOUTH FOURTH STREET
       RICHMOND, VIRGINIA                                        23219
       ------------------                                        -----
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

                                    Yes X   No
                                       ----   ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes X   No
                                       ----   ----

The Company makes available through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practical after such material is electronically filed with the Securities and Exchange Commission.

Number of shares of common stock, $.01 par value, outstanding as of July 31, 2003: 41,236,509
                ----------


                              ALBEMARLE CORPORATION

                                    I N D E X
                                                                                  Page
                                                                                 Number(s)

PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

               Consolidated Balance Sheets - June 30, 2003 and
               December 31, 2002                                                   3-4

               Consolidated Statements of Income - Three- and Six-
               Months Ended June 30, 2003 and 2002                                  5

               Consolidated Statements of Comprehensive Income - Three-
               and Six- Months Ended June 30, 2003 and 2002                         6

               Condensed Consolidated Statements of Cash Flows - Six Months
                 Ended June 30, 2003 and 2002                                       7

               Notes to the Consolidated Financial Statements                      8-16

  ITEM 2.  Management's Discussion and Analysis of Results
               of Operations and Financial Condition and Additional
               Information                                                        17-27

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk               28

  ITEM 4.  Controls and Procedures                                                  28

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                        29

  ITEM 6.  Exhibits and Reports on Form 8-K                                         29

SIGNATURES                                                                          30

EXHIBITS                                                                          31-47




PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                June 30,                    December 31,
                                                                                  2003                          2002
                                                                         ------------------------    ------------------------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $            49,993          $            37,636
   Accounts receivable, less allowance for doubtful
     accounts (2003 - $2,331;  2002 - $2,368)                                        193,010                      197,089
   Income tax receivable                                                              11,278                            -
   Inventories:
      Finished goods                                                                 127,841                      116,164
      Raw materials                                                                   21,862                       21,385
      Stores, supplies and other                                                      23,947                       23,256
                                                                         --------------------        ---------------------
                                                                                     173,650                      160,805
   Deferred income taxes and prepaid expenses                                         15,829                       17,534
                                                                         --------------------        ---------------------
          Total current assets                                                       443,760                      413,064
                                                                         --------------------        ---------------------
Property, plant and equipment, at cost                                             1,546,336                    1,497,989
      Less accumulated depreciation and amortization                               1,030,367                      978,918
                                                                         --------------------        ---------------------
          Net property, plant and equipment                                          515,969                      519,071

Prepaid pension assets                                                               168,799                      166,287
Other assets and deferred charges                                                     61,005                       59,363
Goodwill                                                                              30,667                       29,621
Other intangibles, net of amortization                                                28,982                        5,550
                                                                         --------------------        ---------------------
Total assets                                                             $         1,249,182          $         1,192,956
                                                                         ====================        =====================


                                   See accompanying notes to the consolidated financial statements.

                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                   June 30,               December 31,
                                                                                     2003                     2002
                                                                             ---------------------    -------------------
                                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $            85,603      $          75,092
   Long-term debt, current portion                                                            176                    343
   Accrued expenses                                                                        62,481                 65,051
   Dividends payable to shareholders                                                       11,070                  5,426
   Income taxes payable                                                                    23,258                 19,095
                                                                             ---------------------    -------------------
          Total current liabilities                                                       182,588                165,007
                                                                             ---------------------    -------------------
Long-term debt                                                                            175,183                180,137
Postretirement benefits                                                                    66,596                 64,943
Other noncurrent liabilities                                                               95,914                 84,280
Deferred income taxes                                                                     134,501                128,849

Shareholders' equity:
   Common stock, $.01 par value, issued and
      outstanding- 41,214,982 in 2003 and
      41,692,074 in 2002                                                                      412                    417
   Additional paid-in capital                                                                 128                  2,286
   Accumulated other comprehensive income (loss)                                            6,250                 (4,514)
   Retained earnings                                                                      587,610                571,551
                                                                             ---------------------    -------------------
          Total shareholders' equity                                                      594,400                569,740
                                                                             ---------------------    -------------------
Total liabilities and shareholders' equity                                    $         1,249,182      $       1,192,956
                                                                             =====================    ===================


                           See accompanying notes to the consolidated financial statements.



                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except Per-Share Amounts)
                                   (Unaudited)


                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                ---------------------------------------------------------------------------
                                                        2003               2002               2003               2002
                                                ------------------  ------------------ -----------------  -----------------
Net sales (see Note 15)                         $         269,476   $         252,706  $        535,046   $        484,528
Cost of goods sold                                        211,050             194,551           418,978            370,613
                                                ------------------  ------------------ -----------------  -----------------
     Gross profit                                          58,426              58,155           116,068            113,915
Selling, general and administrative
   expenses                                                29,435              28,916            57,061             54,620
Research and development
   expenses                                                 4,421               4,020             9,363              8,796
Special item                                                   --                  --                --                850
                                                ------------------  ------------------ -----------------  -----------------
     Operating profit                                      24,570              25,219            49,644
                                                                                                                    49,649
Interest and financing expenses                            (1,257)             (1,235)           (2,594)            (2,460)
Other income and (expenses),
   including minority interest                               (316)              2,276             3,257              3,068
                                                ------------------  ------------------ -----------------  -----------------
Income before income taxes                                 22,997              26,260            50,307
                                                                                                                    50,257

Income taxes                                                  414               5,566             4,510             12,765
                                                ------------------  ------------------ -----------------  -----------------
Income before cumulative effect                            22,583              20,694            45,797             37,492
   of a change in accounting
   principle, net
Cumulative effect of a change in
   accounting principle, net                                   --                  --            (2,220)                --
                                                ------------------  ------------------ -----------------  -----------------
Net income                                      $          22,583   $          20,694  $         43,577   $         37,492
                                                ==================  ================== =================  =================

Basic earnings per share:
Income before cumulative effect of
   a change in accounting principle             $            0.55   $            0.50  $           1.10   $           0.88
Cumulative effect of a change in
   accounting principle, net                                   --                  --             (0.05)                --
                                                ------------------  ------------------ -----------------  -----------------
Net income                                      $            0.55   $            0.50  $            1.05   $           0.88
                                                ==================  ================== =================  =================
Diluted earnings per share:
Income before cumulative effect of
   a change in accounting principle             $            0.54   $            0.48  $           1.08   $           0.86
Cumulative effect of a change in
   accounting principle, net                                   --                  --             (0.05)                --
                                                ------------------  ------------------ -----------------  -----------------
Net income                                      $            0.54   $            0.48  $           1.03   $           0.86
                                                ==================  ================== =================  =================
Cash dividends declared per share
   of common stock                              $            0.14   $            0.13  $           0.42   $           0.26
                                                ==================  ================== =================  =================

                                   See accompanying notes to the consolidated financial statements.



                       ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars In Thousands)
                                   (Unaudited)



                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                    ----------------  -----------------  -----------------  -----------------
                                                         2003               2002               2003               2002
                                                    ----------------  -----------------  -----------------  -----------------
Net income                                          $        22,583    $        20,694    $        43,577    $        37,492
Other comprehensive income (loss),
   net of tax:
   Unrealized gain (loss) on securities
      available for sale                                         24               (123)                 6                (96)
   Unrealized loss on hedging
      derivatives                                               (30)                 -                (30)                 -
   Foreign currency translation                               7,520             12,380             10,788             11,429
                                                    ----------------  -----------------  -----------------  -----------------
Other comprehensive income                                    7,514             12,257             10,764             11,333
                                                    ----------------  -----------------  -----------------  -----------------
Comprehensive income                                $        30,097    $        32,951    $        54,341    $        48,825
                                                    ================  =================  =================  =================





                See accompanying notes to the consolidated financial statements.




                     ALBEMARLE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                               Six Months Ended June 30,
                                                                                               2003                 2002
                                                                                       -----------------     -----------------
Cash and cash equivalents at beginning of year                                           $       37,636       $       30,585
                                                                                       -----------------     ----------------
Cash flows from operating activities:
   Net income                                                                                    43,577               37,492
   Cumulative effect of a change in accounting principle, net (a)                                 2,220                    -
                                                                                       -----------------     ----------------
   Income before cumulative effect of a change in accounting principle                           45,797               37,492
   Adjustments to reconcile net income before cumulative effect of a change in accounting principle, net to cash flows from operating activities:
        Depreciation and amortization                                                            40,779               40,475
        Working capital decrease, net of the effects of acquisition                               9,812                7,959
        Increase in income tax receivable                                                       (11,278)                   -
   Other, net                                                                                       223               (5,198)
                                                                                       -----------------     ----------------
      Net cash provided from operating activities                                                85,333               80,728
                                                                                       -----------------     ----------------

Cash flows from investing activities:
  Acquisition of assets                                                                         (26,579)                   -
  Capital expenditures                                                                          (19,278)             (19,267)
  Proceeds from liquidation of nonmarketable security                                             4,419                    -
  Investments in joint ventures and nonmarketable securities                                     (6,410)              (3,164)
  Restricted cash from industrial revenue bond proceeds                                               -                1,741
                                                                                       -----------------     ----------------
       Net cash used in investing activities                                                    (47,848)             (20,690)
                                                                                       -----------------     ----------------

Cash flows from financing activities:
  Proceeds from borrowings                                                                       47,332              103,995
  Repayments of long-term debt                                                                  (52,441)             (64,969)
  Purchases of common stock                                                                     (13,474)             (92,943)
  Dividends paid to shareholders                                                                (11,664)             (11,316)
  Dividends paid to minority interest                                                            (1,501)                   -
  Proceeds from exercise of stock options                                                           372                2,156
                                                                                       -----------------     ----------------
     Net cash used in financing activities                                                      (31,376)             (63,077)
                                                                                       -----------------     ----------------
Net effect of foreign exchange on cash and cash equivalents                                       6,248                5,858
                                                                                       -----------------     ----------------

Increase in cash and cash equivalents                                                            12,357                2,819
                                                                                       -----------------     ----------------

Cash and cash equivalents at end of period                                               $       49,993      $        33,404
                                                                                       =================     ================

(a) Supplemental noncash disclosures due to a cumulative change in accounting principle:
    Increase in property, plant and equipment                                            $       (6,520)      $            -
    Increase in accumulated depreciation                                                          3,083                    -
    Increase in other noncurrent liabilities                                                      6,922                    -
    Decrease in deferred tax liabilities                                                         (1,265)                   -
                                                                                       -----------------     ----------------
    Cumulative effect of a change in accounting principle, net                           $        2,220       $            -
                                                                                       =================     ================

                                    See accompanying notes to the consolidated financial statements.

`
ALBEMARLE  CORPORATION  AND  SUBSIDIARIES
NOTES TO THE  CONSOLIDATED  FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly owned subsidiaries
("Albemarle" or the "Company") contain all adjustments necessary for a fair presentation, in all material respects, of the Company's consolidated financial position as of June 30, 2003, and December 31, 2002, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2003, and 2002, and condensed consolidated cash flows for the six-month periods ended June 30, 2003, and 2002. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report & Form 10-K as amended on May 12, 2003. The December 31, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Long-term debt consists of the following:

                                      June 30,                  December 31,
                                        2003                        2002
                                ---------------------      ---------------------
Variable-rate bank loans        $             159,040      $             163,015
Industrial revenue bonds                       11,000                     11,000
Foreign borrowings                              4,362                      5,470
Miscellaneous                                     957                        995
                                ---------------------      ---------------------
    Total                                     175,359                    180,480
Less amounts due within one year                  176                        343
                                ---------------------      ---------------------
    Long-term debt              $             175,183      $             180,137
                                =====================      =====================



3. Cost of goods sold includes foreign exchange transaction gains of $748 and $283 and $809 and $1,074 for the three- and six-month periods ended June 30, 2003 and 2002, respectively.

ALBEMARLE  CORPORATION  AND  SUBSIDIARIES
NOTES TO THE  CONSOLIDATED  FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

4. Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2003 and 2002, are calculated as follows:

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                         ----------------------------------- ------------------------------------
Basic earnings per share                                       2003               2002               2003              2002
------------------------                                 ---------------- ------------------ -----------------  -----------------
Numerator:
Income before cumulative effect of a change in
   accounting principle                                           22,583             20,694            45,797             37,492
Cumulative effect of a change in accounting
   principle, net                                                     --                 --            (2,220)                --
                                                         ---------------- ------------------ -----------------  -----------------
Income available to stockholders, as reported            $        22,583   $         20,694   $        43,577   $         37,492
                                                         ================ ================== =================  =================

Denominator:
Average number of shares of common stock
   outstanding                                                    41,208             41,618            41,352             42,528
                                                         ================ ================== =================  =================
Basic earnings per share:
Income before cumulative effect of a change in
   accounting principle                                  $          0.55  $            0.50  $           1.10   $           0.88
Cumulative effect of a change in accounting
   principle, net                                                     --                 --             (0.05)                --
                                                         ---------------- ------------------ -----------------  -----------------
Basic earnings per share                                 $          0.55  $            0.50  $           1.05   $           0.88
                                                         ================ ================== =================  =================

Diluted earnings per share
--------------------------
Numerator:
Income before cumulative effect
   of a change in accounting principle                   $        22,583  $          20,694  $         45,797   $         37,492
Cumulative effect of a change in accounting
   principle, net                                                     --                 --            (2,220)                --
                                                         ---------------- ------------------ -----------------  -----------------
Income available to shareholders, as reported            $        22,583  $          20,694  $         43,577   $         37,492
                                                         ================ ================== =================  =================

Denominator:
Average number of shares of common stock
   outstanding                                                    41,208             41,618            41,352             42,528
Shares issuable upon exercise of stock options
   and other common stock equivalents                                838              1,204               814                978
                                                         ---------------- ------------------ -----------------  -----------------
Total shares                                                      42,046             42,822            42,166             43,506
                                                         ================ ================== =================  =================

Diluted earnings per share:
Income before cumulative effect of a change in
   accounting principle                                  $          0.54  $            0.48  $           1.08   $           0.86
Cumulative of a change in accounting principle,
   net                                                                --                 --             (0.05)                --
                                                         ---------------- ------------------ -----------------  -----------------
Diluted earnings per share                               $          0.54     $         0.48     $        1.03     $         0.86
                                                         ================ ================== =================  =================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

5. The following table reflects the changes in consolidated shareholders' equity from December 31, 2002 through June 30, 2003:

                                                                                    Accumulated                          Total
                                                                   Additional          Other                            Share-
                                             Common Stock            Paid-In       Comprehensive       Retained        holders'
                                         Shares        Amounts       Capital       Income (Loss)       Earnings         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            41,692,074  $       417  $       2,286   $        (4,514)    $    571,551   $      569,740
Net income                                       -            -              -                 -           43,577           43,577
Foreign currency translation, net                -            -              -            10,788                -           10,788
Change in unrealized gain on
   marketable equity securities,
   net                                           -            -              -                 6                -                6
Change in unrealized (loss) on
   hedging derivatives, net                      -            -              -               (30)               -              (30)
Cash dividends declared                          -            -              -                 -          (17,308)         (17,308)
Shares repurchased and retired            (528,600)          (5)        (2,999)                -          (10,210)         (13,214)
Shares repurchased upon
   exercise of stock options                (9,794)            -          (260)                -                -             (260)
Shares issued upon exercise of
   stock options                            27,766            -            372                 -                -              372
Issuance of incentive award
   stock                                    33,536            -            729                 -                -              729
                                      ------------    ----------   -----------   ---------------     ------------   --------------
Balance at June 30, 2003                41,214,982  $        412  $        128   $         6,250     $    587,610   $      594,400
                                      ============  ============  ============   ===============     ============   ==============


6. Cash dividends declared for the six-month period ended June 30, 2003 totaled 42 cents per share, which includes dividends of 14 cents per share declared on January 31, 2003, paid on April 1, 2003; March 26, 2003, payable on July 1, 2003 and June 25, 2003, payable on October 1, 2003.

7. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and six-month periods ended June 30, 2003 and 2002, respectively, are as follows:

                                                                        % of Income Before Income Taxes
                                                     -----------------------------------------------------------------------
                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                               June 30,
                                                     -----------------------------------------------------------------------
                                                          2003               2002             2003               2002
                                                          ----               ----             ----               ----
Federal statutory rate                                    35.0%             35.0%            35.0%              35.0%
Revaluation of reserve requirements                      (28.7)               -              (13.1)               -
Federal income tax settlement                               -               (9.5)            (8.9)              (5.0)
Extraterritorial income exclusion                         (2.4)             (2.4)            (2.5)              (2.4)
State taxes, net of federal tax benefit                    0.9               1.0              0.9                1.0
Depletion                                                 (1.9)             (1.7)            (1.8)              (1.8)
Other, net                                                (1.1)             (1.2)            (0.6)              (1.4)
                                                     ----------------  ----------------  -----------------  ----------------
Effective income tax rate                                 1.8%              21.2%             9.0%              25.4%
                                                     ================  ================  =================  ================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

During the quarter ended June 30, 2003, the Company received notification of the finalization of the Internal Revenue Service's examination of its Federal income tax returns for the years ended December 31, 1998 and 1999. As a result, the Company evaluated its tax reserves and released $6.6 million to earnings.

In March 2003, the Company recorded a receivable for an income tax refund of $11,083. The refund related to the Internal Revenue Service's examination of the Company's 1996 and 1997 tax returns. In addition, the Company recorded interest income of $195 ($124 after income taxes) for the three months ended June 30, 2003. The net effect of the refund on the Consolidated Statement of Income for the six month period ended June 30, 2003 amounted to $7,216 or 17 cents per diluted share, including interest of $4,308 ($2,744 after income taxes).

On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service on its claims for adjustment of export benefits for the years 1994 and 1995.

8. On January 21, 2003, Albemarle acquired Ethyl Corporation's ("Ethyl's") fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $26,579. In addition, Albemarle agreed pay to Ethyl a total of $1,500 ($750 outstanding as of June 30) in additional consideration during 2003 if Ethyl's purchases of antioxidant products from Albemarle and Albemarle's sales of antioxidant products to third parties for fuel and lubricant additive use meet certain specified performance criteria. A summary of the final purchase price allocation is as follows:

Current assets                                                        $   4,685
Property, plant and equipment                                               300
Other assets                                                                 50
Intangibles (range of lives: 1 - 35 years)                               24,161
In-process R&D                                                              250
Current liabilities                                                      (2,230)
Noncurrent liabilities                                                     (637)
                                                              ------------------
Net cash paid                                                           $26,579
                                                              ==================

9. During the first quarter of 2002, the Company recorded a special charge of $850 ($541 after income taxes) through an involuntary separation program. In the fourth quarter of 2002, the Company continued its efforts to reduce operating costs through another separation adjustment of $700 ($446 after income taxes). The 2002 program impacted a total of 18 salaried employees throughout the Company. The following table summarizes the total special charges outlined above related to the 2002 involuntary separation program:

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

                                                           Six Months Ended
                                                            June 30, 2003
                                                    ----------------------------
Beginning accrual balance, January 1, 2003        $                         761
Workforce reduction charges, net                                              -
Payments                                                                    523
Amounts reversed to income                                                  210
                                                    ----------------------------
Ending accrual balance                            $                          28
                                                    ============================

10. During the first quarter ended March 31, 2002, the Company recorded a net charge of $2,000 ($1,274 after income taxes) to cost of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture. The Company's balance sheet at June 30, 2003, included the accrual of a probable insurance recovery of $5,781 in other assets and deferred charges and an accrual totaling $500 in accrued expenses.

11. On February 13, 2002, the Company completed the purchase of 4,000,000 shares of its common stock from Bruce C. Gottwald and his related immediate family interests for an aggregate price of $92,680. At that time, the Company retired the shares and reduced retained earnings by $40,979 after eliminating the balance in additional paid-in capital.

12. The net change in the Company's recorded environmental liabilities at June 30, 2003 follows:
Beginning balance at December 31,2002                     $              32,144
Net additions                                                               325
Expenditures                                                               (716)
Foreign exchange                                                          1,865
SFAS No. 143 reclassification                                            (4,053)
                                                          ----------------------
Ending balance at June 30, 2003                           $              29,565
                                                          ======================

Recorded liabilities decreased $2,579 primarily due to the reclassification of certain environmental obligations previously accounted for under Financial Accounting Standards Board ("FASB") Statement of Position 96-1 to other noncurrent liabilities upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 143. See Footnote 14.

The amounts recorded represent management's best estimate of the Company's future remediation and other anticipated environmental costs relating to past operations. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, there is a reasonable possibility that future environmental remediation costs associated with the Company's

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

past operations, in excess of amounts already recorded, could be up to approximately $9,760 before income taxes, to be incurred over a period of time. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon results of operations, financial condition or cash flows of the Company on a consolidated basis but could have a material adverse impact in a particular quarterly reporting period.

13. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, catalysts and polymer additives. The Fine Chemicals segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. The corporate and other expenses
include  certain   corporate-related  items  not  allocated  to  the  reportable segments.


                                                                             Three Months Ended June 30,
                                               -----------------------------------------------------------------------------------
Summary of Segment Results                                        2003                                      2002*
                                               -----------------------------------------------------------------------------------
                                                      Revenues              Income               Revenues             Income
                                               --------------------  ------------------   -------------------- -------------------
Polymer Chemicals                               $          150,128    $         18,750     $          142,955   $          17,927
Fine Chemicals                                             119,348              11,769                109,751              13,290
                                               --------------------  ------------------   -------------------- -------------------
   Segment totals                               $          269,476              30,519     $          252,706              31,217
                                               ====================                       ====================
Corporate and other expenses                                                   (5,949)                                    (5,998)
                                                                     ------------------                        -------------------
   Operating profit                                                             24,570                                     25,219
Interest and financing expenses                                                 (1,257)                                    (1,235)
Other income and (expenses), including
  minority interest                                                               (316)                                     2,276
                                                                     ------------------                        -------------------
Income before income taxes                                            $         22,997                          $          26,260
                                                                     ==================                        ===================

                                                                             Six Months Ended June 30,
                                               -----------------------------------------------------------------------------------
Summary of Segment Results                              2003                                                2002*
                                               ----------------------------------------   ----------------------------------------
                                                     Revenues              Income               Revenues             Income
                                               --------------------  ------------------   -------------------- -------------------
Polymer Chemicals                               $          297,356    $         35,099     $          265,122   $          29,851
Fine Chemicals                                             237,690              25,156                219,406              29,598
                                               --------------------  ------------------   -------------------- -------------------
   Segment totals                               $          535,046              60,255     $          484,528              59,449
                                               ====================                       ====================
Corporate and other expenses                                                   (10,611)                                    (9,800)
                                                                     ------------------                        -------------------
   Operating profit                                                             49,644                                     49,649
Interest and financing expenses                                                 (2,594)                                    (2,460)
Other income and (expenses), including
  minority interest                                                              3,257                                      3,068
                                                                     ------------------                        -------------------
Income before income taxes                                            $         50,307                          $          50,257
                                                                     ==================                        ===================
* See footnote 15 for an explanation of the restatements for 2002.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

14. On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of this Statement on the Company's consolidated statements of income is reflected as a cumulative effect of a change in accounting principle amounting to $2,220, net of taxes of $1,265.

15. On January 1, 2003, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and
Handling Fees and Costs". The Company reclassified all costs incurred for shipping and handling from a reduction of net sales to cost of sales for the periods reflected herein. The presentation of prior period information has been reclassified to conform to the current year presentation. On May 12, 2003, the Company filed an amendment to its Form 10-K for the year 2002 to reflect the adoption of this EITF. This change does not have an effect on gross profit, operating profit or net income. Shipping and handling costs reclassified totaled $7,655 and $14,849 for the three- and six-month periods ended June 30, 2002, respectively.

16. During January 2003, the FASB issued Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities ("VIEs"). This interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The Company did not create a VIE during this period. FIN 46 applies to VIEs in the first fiscal year or interim period beginning after June 15, 2003, in which a Company holds the interest acquired before February 1, 2003. The Company is evaluating the effect that FIN 46 will have on the Company's consolidated financial statements effective July 1, 2003.

17. SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  ("SFAS No. 123")
encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                         -----------------------------------------
                                                                                                  2003                  2002
                                                                                         -------------------   -------------------
Net income                                                       as reported              $          22,583     $          20,694
                                                                 pro forma                $          22,146     $          20,391
---------------------------------------------------------------  -----------------       -------------------   -------------------

Basic earnings per share on net income                           as reported              $            0.55     $            0.50
                                                                 pro forma                $            0.54     $            0.49
---------------------------------------------------------------  -----------------       -------------------   -------------------

Diluted earnings per share on net income                         as reported              $            0.54     $            0.48
                                                                 pro forma                $            0.53     $            0.47
---------------------------------------------------------------  -----------------       -------------------   -------------------

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                         -----------------------------------------
                                                                                                2003                  2002
                                                                                         -------------------   -------------------
Income before cumulative effect of a change                      as reported              $          45,797     $          37,492
   in accounting principle, net                                  pro forma                $          44,909     $          36,757
---------------------------------------------------------------  -----------------       -------------------   -------------------

Net income                                                       as reported              $          43,577     $          37,492
                                                                 pro forma                $          42,689     $          36,757
---------------------------------------------------------------  -----------------       -------------------   -------------------

Basic earnings per share on income before
   cumulative effect of a change in                              as reported              $            1.10     $            0.88
   accounting principle, net                                     pro forma                $            1.09     $            0.86
---------------------------------------------------------------  -----------------       -------------------   -------------------

Basic earnings per share on                                      as reported              $            1.05     $            0.88
   net income                                                    pro forma                $            1.03     $            0.86
---------------------------------------------------------------  -----------------       -------------------   -------------------

Diluted earnings per share on income before
   cumulative effect of a change in                              as reported              $            1.08     $            0.86
   accounting principle, net                                     pro forma                $            1.06     $            0.84
---------------------------------------------------------------  -----------------       -------------------   -------------------

Diluted earnings per share on net income                         as reported              $            1.03     $            0.86
                                                                 pro forma                $            1.01     $            0.84
---------------------------------------------------------------  -----------------       -------------------   -------------------


The weighted average fair values of options granted during the three- and six-month periods ending June 30, 2003 and 2002 were $7.77 and $9.65, and $7.77 and $10.73, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three- and six-months ended June 30, 2003 and 2002, respectively: dividend yield 2.54% in all periods; expected volatility of 31.23% and 31.03%, and 31.23% and 31.03%; risk-free interest rate of 4.21% and 4.20%,and 4.21% and 4.17%; and expected lives of eight years.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

18. Effective June 30, 2003, Albemarle adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard will have an immaterial impact on the Company's financial statements.

19. In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. At the time of adoption, this standard has no impact on the Company's financial statements.

20. On July 24, 2003, the Company finalized an agreement with Rhodia SA to acquire Rhodia's global organophosphorus and ammonium polyphosphate flame retardants business for applications in rigid and flexible polyurethane foams. This addition to Albemarle's polymer business segment is expected to generate sales of approximately $65 million in its first year. As part of this transaction, Albemarle is acquiring a production site in Avonmouth, United Kingdom. Albemarle will be supplied with flame retardants and intermediates manufactured at Rhodia's sites in Charleston, S.C., and Oldbury and Widnes in the United Kingdom. About 75 employees will join Albemarle as part of this transaction. The allocation of the purchase price is expected to be completed by the end of the fourth quarter of 2003.

ITEM 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
--------------------------------------------------------------------------------
Financial Condition and Additional Information -
------------------------------------------------

The following is management's discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation and its subsidiaries ("Albemarle" or the "Company"), during the periods included in the accompanying consolidated statements of income and changes in the Company's financial condition since December 31, 2002.

Some of the information presented in the following discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on our reasonable assumptions within the bounds of its knowledge of its business and operations. There can be no assurance, however, that our actual results will not differ materially from the results and expectations in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for our products, increases in the cost of products, increases in the cost of energy and raw materials (notably, ethylene, chlorine and natural gas), changes in our markets in general, fluctuations in foreign currencies, changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending, changes in laws and regulations, unanticipated claims or litigation, the inability to obtain current levels of product or premises liability insurance or the denial of such coverage, political unrest affecting the global economy and changes in accounting standards. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operations
---------------------
Second Quarter 2003 Compared with Second Quarter 2002
-----------------------------------------------------

Net sales for second quarter 2003 of $269.5 million, a record second quarter for the Company since the sale of the olefins businesses in March 1996, were up 6.6% or $16.8 million from second quarter 2002 net sales of $252.7 million, as restated. The increase in net sales was primarily due to the favorable impact of foreign exchange ($16.4 million), the addition of the fuel and lube additives products acquired in mid-January 2003 from Ethyl Corporation ($6.1 million), higher shipments in performance chemicals ($3.3 million) and favorable prices and higher shipments in fine chemistry services and intermediates ($2.5 million), offset, in part by lower shipments in catalysts and additives ($4.6 million), flame retardants ($2.8 million) and pharma actives ($2.2 million), and unfavorable pricing in performance chemicals ($1.5 million).

The gross profit margin decreased to 21.7% in second quarter 2003 from 23.0% for the corresponding period in 2002. Second quarter 2003 operating profit was down 2.6% or $0.6 million from second quarter 2002 operating profit primarily due to higher energy and raw material costs ($7.0 million), lower pricing ($1.3 million) and unfavorable manufacturing costs ($1.0 million) offset, in part, by the overall effects of foreign exchange ($4.0 million), higher shipments ($2.7 million) and the favorable impact of the fuel and lube additives products acquired from Ethyl ($1.9 million).

Selling, general and administrative ("SG&A") expenses and research and development ("R&D") expenses increased 2.8% or $0.9 million in the second quarter of 2003 versus second quarter 2002 primarily due to the unfavorable impact of foreign exchange. As a percentage of net sales, SG&A expenses and R&D expenses were 12.6% in 2003 versus 13.0%, as restated, in the 2002 quarter.

Operating  Segments
Net sales by reportable business operating segment for the second quarter period ended June 30, 2003 and 2002 are as follows:

                                                          Net Sales
                                                       (In Thousands)
                                         ---------------------------------------
                                                  2003                   2002 *
                                         -----------------     -----------------
     Polymer Chemicals                           $150,128              $142,955
     Fine Chemicals                               119,348               109,751
                                         -----------------     -----------------
     Segment Totals                              $269,476              $252,706
                                         =================     =================

* Restated to reflect shipping and handling costs in conformity with EITF 00-10.

Polymer Chemicals' net sales for the second quarter 2003 increased 5.0%, or $7.2 million, from second quarter 2002 net sales. The increase is primarily due to the favorable impact of foreign exchange ($8.7 million), the addition of the fuel and lube additives products acquired in mid-January 2003 from Ethyl Corporation ($6.1 million) offset, in part, by lower shipments in catalysts and additives ($4.6 million) and flame retardants ($2.8 million).

Fine Chemicals' net sales for second quarter 2003 increased 8.7% or $9.6 million from second quarter 2002. The increase is primarily due to the favorable impact of foreign exchange ($7.7 million), higher shipments in performance chemicals ($3.3 million) and favorable prices and higher shipments in fine chemistry services and intermediates ($2.5 million) offset, in part, by lower shipments in pharma actives ($2.2 million) and unfavorable pricing in performance chemicals ($1.5 million).

Operating profit by reportable business operating segment for the second-quarter period ended June 30, 2003, and 2002 is as follows:

                                                    Operating Profit
                                                     (In Thousands)
                                          --------------------------------------
                                                  2003                 2002
                                          ----------------     -----------------
     Polymer Chemicals                            $18,750               $17,927
     Fine Chemicals                                11,769                13,290
                                          ----------------     -----------------
     Segment Totals                                30,519                31,217
     Corporate and Other Expenses                  (5,949)               (5,998)
                                          ----------------     -----------------
     Operating Profit                             $24,570               $25,219
                                          ================     =================

Polymer Chemicals' second quarter 2003 segment operating profit was up 4.6% or $0.8 million from second quarter 2002 primarily due to the overall effects of foreign exchange ($3.0 million), favorable manufacturing costs ($1.9 million) and the favorable impact of the fuel and lube additives products acquired ($1.9 million), offset, in part, by unfavorable raw material and energy costs ($3.7 million), lower shipments ($2.0 million) and lower pricing ($0.3 million).

Fine Chemicals' second quarter 2003 segment operating profit decreased 11.4% or $1.5 million from second quarter 2002 primarily due to unfavorable manufacturing costs ($3.4 million), unfavorable raw material and energy costs ($3.3 million) and lower prices ($0.9 million) partially offset by favorable product mix ($4.7 million) and the overall effects of foreign exchange ($1.4 million).

Corporate and other expenses for the second quarter of 2003 decreased 0.8% or $0.1 million from second quarter 2002.

Interest  and  Financing  Expenses
Interest and financing expenses for second quarter 2003 amounted to $1.3 million, up slightly from $1.2 million in second quarter 2002 due primarily to higher commitment fees under the Company's new Credit Agreement offset, in part, by lower interest rates on lower average outstanding debt.

Other Income and (Expenses), Including Minority Interest
Other income and (expenses) for the second quarter 2003 amounted to $(0.3) million, down $2.6 million from the 2002 corresponding period primarily due to the absence of interest income of $2.0 million from the Internal Revenue Service income tax settlement received in 2002.

Income Taxes
The second quarter 2003 effective income tax rate was 1.8% down from 21.2% for the corresponding period in 2002. The 2003 period benefited from a favorable income tax adjustment of $6.6 million due to the revaluation of reserve requirements as the IRS closed audits related to tax years 1998 and 1999 in mid-2003. The 2002 second quarter included a favorable IRS income tax settlement of $2.5 million which related to export benefits for the years 1994 and 1995. The Company expects to maintain a tax rate of about 30.0% for the remainder of 2003.

Results of Operations
---------------------
Six Months 2003 Compared with Six Months 2002
---------------------------------------------

Net sales for the first six months of 2003 amounted to $535.0 million, up 10.4% or $50.5 million from net sales of $484.5 million, as restated, for the corresponding period of 2002. The increase in net sales is primarily due to the favorable impact of foreign exchange ($32.7 million), the addition of the fuel and lube additives products acquired in mid-January 2003 from Ethyl Corporation ($11.3 million), higher shipments in flame retardants ($8.1 million) and performance chemicals ($4.5 million) and higher shipments and favorable pricing in fine chemistry services and intermediates ($2.9 million) offset, in part, by lower shipments and unfavorable prices in catalysts and additives ($4.1 million) and unfavorable prices in performance chemicals ($4.1 million).

The gross profit margin decreased to 21.7% in the first six months of 2003 from 23.5%, as restated, for the corresponding period in 2002. The first six months of 2003 operating profit was relatively unchanged from the 2002 period due to the overall favorable effects of foreign exchange ($7.3 million), and favorable production and manufacturing costs ($5.8 million), higher volumes ($4.2 million) and the favorable impact of the fuel and lube additives products acquired ($3.3 million), offset, in part, by unfavorable raw material and energy costs ($15.5 million) and lower selling prices ($6.5 million). The first six months of 2002 includes a $2.3 million charge to cost of sales related to the discontinuance and withdrawal from a water treatment venture as well as a $0.9 million charge for workforce reductions.

SG&A and R&D increased 4.7% or $3.0 million in the first six months of 2003 versus the 2002 period primarily due to the unfavorable impact of foreign exchange ($2.4 million) and higher SFAS No. 2 R&D costs ($0.6 million). As a percentage of net sales, SG&A and R&D were 12.4% in the first six months 2003 versus 13.1%, as restated, in the corresponding period of 2002.

Operating Segments
Net sales by reportable business operating segment for the six-months periods ended June 30, 2003 and 2002 are as follows:
                                                         Net Sales
                                                      (In Thousands)
                                         ---------------------------------------
                                                    2003                 2002 *
                                         -----------------     -----------------
     Polymer Chemicals                           $297,356              $265,122
     Fine Chemicals                               237,690               219,406
                                         -----------------     -----------------
       Segment Totals                            $535,046              $484,528
                                         =================     =================

* Restated to reflect shipping and handling costs in conformity with EITF 00-10.

Polymer Chemicals' net sales for the first six months of 2003 increased 12.2% or $32.2 million from the corresponding period in 2002. The increase is primarily due to the favorable impact of foreign exchange ($17.9 million), the addition of the fuel and lube additives products acquired in mid-January 2003 from Ethyl Corporation ($11.3 million), higher shipments in flame retardants ($8.1 million) offset, in part, by lower shipments and unfavorable prices in catalysts and additives ($4.1 million) and unfavorable prices in flame retardants ($0.9 million).

Fine Chemicals' net sales for the first six months of 2003 increased 8.3% or $18.3 million from the corresponding period in 2002. The increase is primarily due to the favorable impact of foreign exchange ($14.8 million), higher shipments in performance chemicals ($4.5 million) and agricultural actives ($1.3 million), higher shipments and favorable pricing in fine chemistry services and intermediates ($2.9 million) offset, in part, by unfavorable prices in performance chemicals ($4.1 million) and agricultural and pharma actives ($1.2 million).

Operating profit by reportable business operating segment for the six-months periods ended June 30, 2003, and 2002 is as follows:

                                                      Operating Profit
                                                       (In Thousands)
                                         ---------------------------------------
                                                   2003                  2002
                                         ----------------     ------------------
    Polymer Chemicals                            $35,099                $29,851
    Fine Chemicals                                25,156                 29,598
                                         ----------------     ------------------
     Segment Totals                               60,255                 59,449
    Corporate and Other Expenses                 (10,611)                (9,800)
                                         ----------------     ------------------
      Operating Profit                           $49,644                $49,649
                                         ================     ==================

Polymer Chemicals' first six months of 2003 segment operating profit increased 17.6% or $5.2 million from the corresponding period in 2002 primarily due to the favorable net effects of foreign exchange ($6.6 million), favorable manufacturing and production costs ($5.5 million), a reclassification of bad debt expense from corporate and other expenses in the 2002 period ($2.0 million) and the favorable impact of the fuel and lube additives products acquired ($3.3 million) offset, in part, by higher raw material and energy costs ($8.2 million), lower selling prices ($2.2 million) and lower shipments ($1.8 million).

Fine Chemicals' first six months of 2003 segment operating profit decreased 15.0% or $4.4 million from the corresponding period in 2002 primarily due to higher raw material and energy costs ($7.3 million), lower selling prices ($4.7 million) and unfavorable manufacturing costs ($2.3 million) offset, in part, by favorable product mix ($6.0 million), the absence of a $2.3 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period and the favorable net effects of foreign exchange ($1.6 million).

Corporate and other expenses for the first six months of 2003 were up 8.3%, or $0.8 million, from the corresponding period in 2002, primarily due to the following adjustments that occurred in 2002 and did not recur in 2003. Excluding the 2002 adjustments, corporate and other expenses were down approximately $0.3 million in the first six months of 2003 due primarily to lower employee related costs.


                                                                          Corporate and Other Expenses
                                                                                 (In Thousands)
                                                            ----------------------------------------------------------
                                                                                                         Increase/
                                                                  2003                 2002              Decrease
                                                            -----------------    -----------------    ----------------
      Balance at June 30, 2003                                       $10,611               $9,800                $811
      Reclassification of Bad Debt Reserve
         to Polymer Chemicals Segment                                      -                2,000              (2,000)
      2002 Workforce Reduction                                             -                 (850)                850
                                                            -----------------    -----------------    ----------------
      Net Change Excluding 2002 Adjustments                          $10,611              $10,950               ($339)
                                                            =================    =================    ================


Interest and Financing  Expenses
Interest and financing expenses for the first six months of 2003 increased $0.1 million from $2.5 million in the corresponding period of 2002 due primarily to higher commitment fees under the Company's new Credit Agreement offset, in part, by lower interest rates on lower average outstanding debt.

Other  Income and  (Expenses),  Including  Minority  Interest
Other income and (expenses) for the first six months of 2003 amounted to $3.3 million, up $0.2 million from the corresponding period in 2002 primarily due to an increase in interest on income tax settlements in 2003 over 2002 of $2.3 million offset, in part, by the full-year effect of higher minority interest related to the Stannica LLC joint venture.

Income Taxes
The effective income tax rate for the first six months of 2003 was 9.0%, down from 25.4% in the corresponding period of 2002. The 2003 period includes the impact of an IRS income tax settlement recorded in the amount of $4.5 million as well as a favorable benefit of $6.6 million related to the revaluation of reserve requirements as the IRS closed audits related to tax years 1998 and 1999 in mid-2003. The 2002 period included an IRS income tax settlement of $2.5 million that related to an adjustment of export benefits for the years 1994 and 1995. The Company expects to maintain a tax rate of about 30.0% for the remainder of 2003.


Financial Condition and Liquidity
---------------------------------

Cash and cash equivalents at June 30, 2003, were $50 million, representing an increase of $12.4 million from $37.6 million at year-end 2002.

Cash flows provided from operating activities of $85.3 million, together with $47.3 million of proceeds from borrowings and $4.4 million of proceeds from the liquidation of a marketable security were used to purchase Ethyl Corporation's fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $26.6 million, to cover repayment of debt, purchase approximately 500,000 shares of the Company's common stock, pay quarterly dividends to shareholders, fund capital expenditures, fund investments in joint ventures and nonmarketable securities, and increase cash and cash equivalents by $12.4 million. We anticipate that cash provided from operations in the future will be sufficient to pay our operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company's accumulated other comprehensive loss from December 31, 2002, was due primarily to net foreign currency translation adjustments (strengthening of the Euro and Japanese Yen versus the U.S. Dollar), net of related deferred taxes.

The noncurrent portion of the Company's long-term debt amounted to $175.2 million at June 30, 2003, compared to $180.1 million at the end of 2002. The Company's long-term debt, including the current portion, as a percentage of total capitalization amounted to 22.8% at June 30, 2003. The Company is guarantor of $26.1 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company's long-term debt, including the guarantee, as a percent of total capitalization amounted to 25.3% at June 30, 2003.

Borrowings under the Company's Credit Agreement dated September 10, 2002, are conditioned upon compliance with the following financial covenants: (a) consolidated interest coverage ratio, as defined, must be greater or equal to 3.00:1.00, (b) consolidated leverage ratio, as defined, must be less than or equal to 3.50:1.00, (c) consolidated tangible domestic assets, as defined, must be equal to or greater than $750 million for the Company to make investments in entities and enterprises that are organized outside the United States, (d) with the exception of liens specified in the Credit Agreement, liens may not attach to assets with a value of more than 10% of consolidated net worth, as defined in the agreement. As of June 30, 2003, the Company is in compliance with these covenants.

The Company's capital expenditures in the first six months of 2003 were about the same as the six-month period of 2002. For the year, capital expenditures are forecasted to be greater than the 2002 level. Capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided from debt. The amount and timing of any additional borrowings will depend on the Company's specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying, and expecting to continue to comply, in all material respects with existing environmental laws, regulations, statutes and ordinances. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

Additional Information
----------------------

Summary of Critical Accounting Policies:
----------------------------------------

Consolidation
The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its majority-owned and controlled subsidiaries. The Company applies the equity method of accounting for investments between 20% and 50% owned over which we have significant influence. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholder's interest in controlled subsidiaries is included in other noncurrent liabilities in the consolidated balance sheets for the periods presented and in the consolidated statement of income for the period ended June 30, 2003.

Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be significant in the preparation of our financial statements.

Allowance for Doubtful Accounts -- We estimate losses for uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables.

Recovery of Long-Lived Assets -- We evaluate the recovery of our long-lived assets on a segment basis by periodically analyzing our operating results and considering significant events or changes in the business environment.

Acquisition Accounting -- We estimate the fair value of assets and liabilities when allocating the purchase price of an acquisition.

Income Taxes -- We assume the deductibility of certain costs in our income tax filings and estimate the future recovery of deferred tax assets.

Legal Accruals -- We estimate the amount of potential exposure with respect to litigation, claims and assessments.

Environmental Remediation Liabilities -- We estimate and accrue the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of the Company's contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and
(iii) the extent of other parties' share of responsibility.

Insurance Accruals/Receivables -- We record and assume the recoverability of insurance receivables and potential impact of insurance claims based on our estimates after considering advice from in-house and outside legal counsel as well as outside consultants.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

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

We evaluate historical and expected undiscounted operating cash flows of the related business segments or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. Recorded property, plant and equipment is re-evaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

Pension Plans and Other Postretirement Benefits
Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"). Our policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under our foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Our policy is to fund post-retirement health benefits for retirees on a pay-as-you-go basis. There are significant assumptions used in determining amounts including the discount rate, expected return on plan assets, rate of compensation increase and assumed health care trend rate. These assumptions are based on our estimates after considering advice from a major actuarial consulting firm and using the consistent application of certain indexes.

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

Investments
We have investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of our investments are in joint ventures. Since we do not have the ability to exercise significant influence over the operating and financial policies and are not the "primary beneficiary" of these joint ventures, they are accounted for using the equity method of accounting. The
Company's share of the investee's (losses) earnings are included in the consolidated statement of operations as a component of other income and (expenses), including minority interest. Investments in marketable securities are accounted for as available-for-sale securities with changes in fair value included in "accumulated other comprehensive income (loss)" in the shareholders' equity section of the consolidated balance sheets. Joint ventures' and nonmarketable securities' results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

We accrue for environmental remediation costs and post-remediation costs on an undiscounted basis at facilities or off-plant disposal sites that relate to existing conditions caused by past operations in the accounting period in which responsibility is established and when the related costs are estimable. In developing these cost estimates, evaluation is given to currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. These estimates are reviewed periodically, with adjustments to the accruals recorded as necessary.

Outlook
-------

Fine Chemicals
Looking ahead to the second half of 2003, we should begin to see improvements in our Fine Chemicals' results based upon business initiatives that have been undertaken to meet the challenges of the current operating environment, including cost reductions and price increases. Higher raw materials and energy costs, as compared to last year, will continue to adversely affect profits and the performance of selected products sold into paper, home care and agricultural markets could stay depressed if the economy does not improve. The increase in Fine Chemicals' raw materials costs that occurred in the second quarter of 2003 is likely to continue into fourth-quarter 2003. During the remainder of 2003, we believe that we will face cost pressures with respect to the Fine Chemicals' segment that will gradually subside and give way to favorable comparative performance in the second half of the year versus the first half.

The normal seasonal performance of our agricultural chemicals products occur in the second half of 2003, which should provide an improvement in our Fine Chemicals' results over the first half of the year. However, we expect that many of the profit pressures we have experienced in Fine Chemicals in the first half will continue to some extent into the second half of 2003.

Throughout the Fine Chemicals sector there are significant efforts to overcome these economic issues and position the segment for a profit rebound as markets improve. Our bromine product area, highlighted by our Jordan investment, has delivered improved performance in the second quarter of 2003. There is optimism that it could continue to provide profitable growth for us going forward. Biocides for industrial and recreational water treatment are also providing profits for the segment. Finally, we are generating over 70 inquiries per month for new business in fine chemistry services and intermediates, a 50 percent increase from the early months of 2003.

Polymer Chemicals
Volume improvement in Polymer Chemicals for the second half of 2003 and thereafter, particularly in flame retardants, is dependent upon general economic conditions. Printed wiring board shipments, television production, construction starts and production of polyolefin products (sheet, film and other plastics) are critical to sales in this segment.

Flame retardants production is mixed. While large volume products such as tetrabrom and decabrom are running behind last year, many of our proprietary mineral- and phosphorus-based products are running at increased rates. With higher raw material and energy costs impacting flame retardants profitability, one of the Company's major efforts is to increase prices. The Company began to see some success toward the end of last year, and has continued this push into the first half of 2003. Asia Pacific serves as an important growth driver for this business, and the lingering effects of the Iraqi war and Sudden Acute Respiratory Syndrome (SARS ) slowed demand in this region. Early third-quarter 2003 sales have been similar to the pattern of recent months, with some pockets of strength and renewed orders, balanced by areas of weakness, all indicative of the uncertain pace of economic improvement.

In catalysts and additives, both new product development and continuing strong performance from the recently acquired antioxidant products line have brought improved results. Curatives, now finding favor in various construction coating applications, have shown improvement.

On July 24, 2003, we closed on the acquisition of Rhodia's polyurethane flame retardants business. The funding was provided by our existing $375 million Credit Agreement. This acquisition should increase our sales on an annual basis by approximately $65 million. This acquisition is projected to be accretive to earnings and cash flow, beginning in the fourth quarter of 2003.

Overview
The second half of 2003 is predicted to offer continuous macro-economic uncertainty. The good news is that inventories appear to be reasonable across much of our customer base because of the intense focus on keeping working capital costs down. This points the way to a quick turnaround should conditions improve.

Raw material and energy costs are projected to continue to produce negative comparisons into the second half of 2003. The Company continues to address this issue with cost reductions and price increases wherever possible.

Foreign exchange rate changes created favorable revenue and margin comparisons during the second quarter, and these favorable comparisons are expected to continue into the third quarter. The Company generates over 30% of revenue in Euro or Sterling. The Company realizes only modest effects of changes in valuations of the U.S. dollar against the Japanese yen for the most part, but a weak dollar, as seen recently, does provide some positive effects on revenues and earnings.

Over the past five quarters we have closed out the U.S. Internal Revenue Service reviews from 1994 through 1999, and we have announced over $17 million of favorable tax adjustments including interest. Based on our current tax planning, we think we should be able to maintain an effective tax rate of about 30 percent in coming years.

The Company continues to generate good cash flow. In addition, we believe the time is right to consider either a bond issue or other lines of finance to enhance the current credit facilities. Proceeds could be used to repurchase shares to generate additional shareholder value, support acquisitions to profitably grow the business, or replace some of our floating rate debt.

Additional  information  regarding  the  Company,  its  products,   markets  and
financial   performance  is  provided  at  the  Company's   Internet  web  site,
www.albemarle.com.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 2002, except as noted below.

The operations of the Company are exposed to market risk from changes in natural gas prices. The Company purchases natural gas to meet its production requirements. In the second quarter of 2003, the Company began hedging a portion of its 12 month rolling forecast for North American natural gas requirements, by entering into natural gas futures contracts, to help mitigate uncertainty and volatility.

Hedging decisions are subject to the management, direction and control of the Company's Natural Gas Risk Management Committee ("NGRMC"), and are supported by a third-party consultant. The NGRMC is composed of the chief executive officer, chief financial officer, treasurer, vice president of supply chain, director of external reporting and director of purchasing and logistics. The chief executive officer also exercises an independent right to review and change the hedging policy. The scope of the derivative activities are to be communicated to the Board of Directors. Extensive controls are in place to govern all aspects of the hedging process.

Hedge transactions are executed with a major financial institution by the Company's purchasing personnel. Such derivatives are held to secure natural gas at fixed prices and not for trading.

The natural gas contracts qualify as cash flow hedges under SFAS 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in Other Comprehensive Income to the extent that the unrealized gains and losses are offset by the forecasted transaction. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings. At June 30, 2003, the Company recorded unrealized losses of approximately $47 ($30 net of tax) in Other Comprehensive Income.

ITEM 4. Controls and Procedures
        -----------------------
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Albemarle's management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective for the second quarter of 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - OTHER INFORMATION
---------------------------

ITEM 1. Legal Proceedings
        -----------------
The Company is involved from time to time in legal proceedings of types regarded as common in the Company's businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company's opinion they should not result ultimately in any liability that is likely to have a material adverse effect upon the results of operations, financial condition or cash flows of the Company on a consolidated basis.

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

    (a)      Exhibits

           3(ii)   Bylaws of the registrant amended June 25, 2003

             31    Section 302 Certifications of Chief Executive Officer and
                      Chief Financial Officer

             32    Section 906 Certifications of Chief Executive Officer and
                      Chief Financial Officer




    (b) Reports on Form 8-K


       (1) The Company filed a Form 8-K on April 23, 2003, which included the Company's earnings press release for the quarter ended March 31, 2003.

       (2) The Company filed a Form 8-K on June 19, 2003, which included the Company's press release regarding the Company's intent to acquire phosphorus flame retardants in agreement with Rhodia SA.

       (3) The Company filed a Form 8-K on July 23, 2003, which included the Company's earnings press release for the quarter ended June 30, 2003.

       (4) The Company filed a Form 8-K on July 24, 2003, which included the Company's press release regarding the Company's completion of the acquisition of Rhodia's polyurethane flame retardant business.

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

                                                          ALBEMARLE CORPORATION
                                                          ---------------------
                                                          (Registrant)




Date:  August 1, 2003                                 By: /s/ PAUL F. ROCHELEAU
                                                         ----------------------
                                                            Paul F. Rocheleau
                                                       Senior Vice President and
                                                         Chief Financial Officer



                                  EXHIBIT INDEX
                                  -------------

                                                                                Page
                                                                               Numbers
                                                                               -------

3(ii)      Bylaws of the registrant amended June 25, 2003                       32-43

  31       Section 302 Certifications of Chief Executive Officer and
             Chief Financial Officer                                            44-45

  32       Section 906 Certifications of Chief Executive Officer and
             Chief Financial Officer                                            46-47


