Form 10-Q
period 2003-09-30
ALBEMARLE CORP
filed 2003-10-31
CIK 915913

Page 1 of 52 Pages

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For Transition Period from _____________ to _____________ .

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

Registrant’s telephone number, including area code — (804) 788-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X                                          No
             --                                            --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

       Yes   X                                          No
             --                                            --

Number of shares of common stock, $.01 par value, outstanding as of September 30, 2003: 41,138,008

ALBEMARLE CORPORATION
I N D E X

                                                                         Page
                                                                       Number(s)

PART I.    FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 2003 and
           December 31, 2002                                               3-4

           Consolidated Statements of Income - Three- and Nine-
           Months Ended September 30, 2003 and 2002                          5

           Consolidated Statements of Comprehensive Income - Three-
           and Nine- Months Ended September 30, 2003 and 2002                6

           Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 2003 and 2002                          7

           Notes to the Consolidated Financial Statements                  8-18

  ITEM 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition, Additional
           Information, and Recent Developments                           19-30

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       31

  ITEM 4.  Controls and Procedures                                          31

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                32

  ITEM 5.  Other Information                                                32

  ITEM 6.  Exhibits and Reports on Form 8-K                               32-33

SIGNATURES                                                                  34

EXHIBITS                                                                  35-52

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,789	$37,636
Accounts receivable, less allowance for doubtful
accounts (2003 - $2,338; 2002 - $2,368)	212,829	197,089
Income tax receivable	9,685	--
Inventories:
Finished goods	139,942	116,164
Raw materials	21,653	21,385
Stores, supplies and other	24,418	23,256

	186,013	160,805
Deferred income taxes and prepaid expenses	20,323	17,534

Total current assets	449,639	413,064

Property, plant and equipment, at cost	1,582,195	1,497,989
Less accumulated depreciation and amortization	1,050,656	978,918

Net property, plant and equipment	531,539	519,071
Prepaid pension assets	171,195	166,287
Other assets and deferred charges	61,558	59,363
Goodwill	40,526	29,621
Other intangibles, net of amortization	71,794	5,550

Total assets	$1,326,251	$1,192,956

        See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,179	$75,092
Long-term debt, current portion	178	343
Accrued expenses	75,632	65,051
Dividends payable to shareholders	5,296	5,426
Income taxes payable	24,095	19,095

Total current liabilities	200,380	165,007

Long-term debt	226,287	180,137
Postretirement benefits	66,941	64,943
Other noncurrent liabilities	93,792	84,280
Deferred income taxes	135,863	128,849
Commitments and contingencies (Note 21)
Shareholders' equity:
Common stock, $.01 par value, issued and
outstanding- 41,138,008 in 2003 and
41,692,074 in 2002	411	417
Additional paid-in capital	303	2,286
Accumulated other comprehensive income (loss)	7,987	(4,514)
Retained earnings	594,287	571,551

Total shareholders' equity	602,988	569,740

Total liabilities and shareholders' equity	$1,326,251	$1,192,956

        See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per-Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales (see Note 16)	$276,551	$271,714	$811,597	$756,242
Cost of goods sold	220,543	206,740	639,521	577,353

Gross profit	56,008	64,974	172,076	178,889
Selling, general and administrative
expenses	27,965	29,450	85,026	84,070
Research and development
expenses	4,770	4,120	14,133	12,916
Special items	7,503	--	7,503	850

Operating profit	15,770	31,404	65,414	81,053
Interest and financing expenses	(1,449)	(1,315)	(4,043)	(3,775)
Other (expense) income,
including minority interest	(2,663)	(841)	594	2,227

Income before income taxes	11,658	29,248	61,965	79,505
Income taxes	1,802	8,896	6,312	21,661

Income before cumulative effect	9,856	20,352	55,653	57,844
of a change in accounting
principle, net
Cumulative effect of a change in
accounting principle, net	--	--	(2,220)	--

Net income	$9,856	$20,352	$53,433	$57,844

Basic earnings per share:
Income before cumulative effect of
a change in accounting principle	$0.24	$0.49	$1.34	$1.37
Cumulative effect of a change in
accounting principle, net	--	--	(0.05)	--

Net income	$0.24	$0.49	$1.29	$1.37

Diluted earnings per share:
Income before cumulative effect of
a change in accounting principle	$0.23	$0.48	$1.32	$1.34
Cumulative effect of a change in
accounting principle, net	--	--	(0.05)	--

Net income	$0.23	$0.48	$1.27	$1.34

Cash dividends declared per share
of common stock	$0.14	$0.14	$0.42	$0.40

        See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income	$9,856	$20,352	$53,433	$57,844
Other comprehensive income (loss),
net of tax:
Unrealized gain (loss) on securities
available for sale	37	(342)	43	(439)
Unrealized (loss) on hedging
derivatives	(123)	--	(153)	--
Foreign currency translation	1,823	(456)	12,611	10,974

Other comprehensive income (loss)	1,737	(798)	12,501	10,535

Comprehensive income	$11,593	$19,554	$65,934	$68,379

        See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash and cash equivalents at beginning of year	$37,636	$30,585

Cash flows from operating activities:
Net income	53,433	57,844
Cumulative effect of a change in accounting principle, net (a)	2,220	--

Income before cumulative effect of a change in accounting
principle, net	55,653	57,844
Adjustments to reconcile net income before cumulative effect of a change in accounting principle, net to cash flows from
operating activities:
Depreciation and amortization	61,765	60,646
Working capital increase net of the effects of acquisitions	3,395	21,873
Increase in income tax receivable	(9,685)	--
Increase in prepaid pension assets	(4,908)	(8,929)
Other, net	1,543	(3,513)

Net cash provided from operating activities	107,763	127,921

Cash flows from investing activities:
Acquisitions of businesses	(106,579)	--
Capital expenditures	(30,307)	(27,906)
Investments in joint ventures and nonmarketable securities	(6,967)	(3,785)
Proceeds from liquidation of nonmarketable security	4,419	--
Restricted cash from industrial revenue bond proceeds	--	1,741
Other, net	--	3,139

Net cash used in investing activities	(139,434)	(26,811)

Cash flows from financing activities:
Proceeds from borrowings	102,378	103,995
Repayments of long-term debt	(57,705)	(97,426)
Purchases of common stock	(17,588)	(92,943)
Dividends paid to shareholders	(17,426)	(17,231)
Dividends paid to minority interest	(2,700)	--
Proceeds from exercise of stock options	1,446	2,196

Net cash provided from (used in) financing activities	8,405	(101,409)

Net effect of foreign exchange on cash and cash equivalents	6,419	5,807

(Decrease) increase in cash and cash equivalents	(16,847)	5,508

Cash and cash equivalents at end of period	$20,789	$36,093

(a) Supplemental noncash disclosures due to a cumulative change in accounting principle:
Increase in property, plant and equipment	$(6,520)	$--
Increase in accumulated depreciation	3,083	--
Increase in other noncurrent liabilities	6,922	--
Decrease in deferred tax liabilities	(1,265)	--

Cumulative effect of a change in accounting principle, net	$2,220	$--

        See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of September 30, 2003, and December 31, 2002, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2003, and 2002, and condensed consolidated cash flows for the nine-month periods ended September 30, 2003, and 2002. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report & Form 10-K/A as amended on May 12, 2003. The December 31, 2002 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Long-term debt consists of the following:

	September 30,	December 31,
	2003	2002
Variable-rate bank loans	$208,085	$163,015
Industrial revenue bonds	11,000	11,000
Foreign borrowings	6,423	5,470
Miscellaneous	957	995

Total	226,465	180,480
Less amounts due within one year	178	343

Long-term debt	$226,287	$180,137

3. Cost of goods sold includes foreign exchange transaction (losses) gains of ($901) and $548 and ($92) and $1,622 for the three- and nine-month periods ended September 30, 2003 and 2002, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

4. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2003 and 2002, are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic earnings per share
Numerator:
Income before cumulative effect of a change in
accounting principle, net	$9,856	$20,352	$55,653	$57,844
Cumulative effect of a change in accounting
principle, net	--	--	(2,220)	--

Income available to stockholders, as reported	$9,856	$20,352	$53,433	$57,844

Denominator:
Average number of shares of common stock
outstanding	41,177	41,676	41,293	42,244

Basic earnings per share:
Income before cumulative effect of a change in
accounting principle, net	$0.24	$0.49	$1.34	$1.37
Cumulative effect of a change in accounting
principle, net	--	--	(0.05)	--

Basic earnings per share	$0.24	$0.49	$1.29	$1.37

Diluted earnings per share
Numerator:
Income before cumulative effect
of a change in accounting principle, net	$9,856	$20,352	$55,653	$57,844
Cumulative effect of a change in accounting
principle, net	--	--	(2,220)	--

Income available to shareholders, as reported	$9,856	$20,352	$53,433	$57,844

Denominator:
Average number of shares of common stock
outstanding	41,177	41,676	41,293	42,244
Shares issuable upon exercise of stock options
and other common stock equivalents	960	1,120	863	1,026

Total shares	42,137	42,796	42,156	43,270

Diluted earnings per share:
Income before cumulative effect of a change in
accounting principle, net	$0.23	$0.48	$1.32	$1.34
Cumulative of a change in accounting principle,
net	--	--	(0.05)	--

Diluted earnings per share	$0.23	$0.48	$1.27	$1.34

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

5. The following table reflects the changes in consolidated shareholders’ equity from December 31, 2002 through September 30, 2003:

				Accumulated		Total
			Additional	Other		Share-
	Common Stock		Paid-In	Comprehensive	Retained	holders'
	Shares	Amounts	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2002	41,692,074	$417	$2,286	$(4,514)	$571,551	$569,740
Net income	--	--	--	--	53,433	53,433
Foreign currency translation, net	--	--	--	12,611	--	12,611
Change in unrealized gain on
marketable equity securities,
net	--	--	--	43	--	43
Change in unrealized (loss) on
hedging derivatives, net	--	--	--	(153)	--	(153)
Cash dividends declared	--	--	--	--	(17,296)	(17,296)
Shares repurchased and retired	(684,000)	(7)	(3,924)	--	(13,401)	(17,332)
Shares repurchased upon
exercise of stock options	(9,794)	--	(260)	--	--	(260)
Shares issued upon exercise of
stock options	105,165	1	1,445	--	--	1,446
Issuance of incentive award
stock	34,563	--	756	--	--	756

Balance at September 30, 2003	41,138,008	$411	$303	$7,987	$594,287	$602,988

6. At September 30, 2003, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at			Amortization		Balances at
	Beginning of Year	Additions at Cost		Charged to Expense	SFAS 52 Adjustments	September 30, 2003
Goodwill	$29,621	9,661	(a)	--	1,244	$40,526

Other intangibles	$5,550	67,780	(b)	2,166	630	$71,794

(a)	The addition to goodwill stated above relates to the preliminary allocation of the 2003 acquisition costs over net assets of the phosphorus-based polyurethane flame retardants businesses of Rhodia.

(b)	Other intangibles, which consist primarily of assets relating to the acquisitions of Ethyl Corporation’s (“Ethyl”) fuel and lubricant antioxidants assets (mainly relating to customer lists ($8,185), patents ($6,021), supply agreements ($4,474), and other ($5,481)); and the preliminary allocation of the phosphorus-based polyurethane flame retardants businesses of Rhodia (mainly trade name ($21,289), patents ($7,674), customer list ($7,040) and other ($7,616), and effects of foreign currency translation adjustments, are amortized on a straight-line basis over periods from three to 35 years).

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

7. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and nine-month periods ended September 30, 2003 and 2002, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Revaluation of reserve requirements	(7.9)	--	(12.1)	--
Federal income tax settlement	--	--	(7.2)	(3.1)
Extraterritorial income exclusion	(5.4)	(2.9)	(3.0)	(1.7)
State taxes, net of federal tax benefit	0.9	1.0	0.9	1.0
Depletion	(3.9)	(1.5)	(2.2)	(2.6)
Other, net	(3.2)	(1.2)	(1.2)	(1.4)

Effective income tax rate	15.5%	30.4%	10.2%	27.2%

During the quarter ended June 30, 2003, the Company received notification of the finalization of the Internal Revenue Service’s examination of its Federal income tax returns for the years ended December 31, 1998 and 1999. As a result, the Company evaluated its remaining tax reserves and released $6.6 million to earnings. The Company released another $916 for the quarter ended September 30, 2003.

In March 2003, the Company recorded a receivable for an income tax refund, including estimated interest, related to the Internal Revenue Service’s examination of the Company’s 1996 and 1997 tax returns. As a result of communications with the Internal Revenue Service during the third quarter, the Company reduced the interest on the estimated refund effective September 30, 2003. The net effect of the adjustment on the Condensed Consolidated Statement of Income for the three-month period ended September 30, 2003 amounted to $1,594 ($1,015 after income taxes or two cents per diluted share). Nine months ended September 30, 2003, earnings include the benefit of the refund totaling $6,199 or 15 cents per diluted share including interest of $2,711 ($1,727 after income taxes).

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the Internal Revenue Service on its claims for adjustment of export benefits for the years 1994 and 1995.

8. On January 21, 2003, the Company acquired Ethyl’s fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $26,579. In addition, Albemarle agreed pay to Ethyl a total of $1,500 ($750 outstanding as of September 30, 2003) in additional consideration during 2003 if Ethyl’s purchases of antioxidant products from Albemarle and Albemarle’s sales of antioxidant products to third parties for fuel and lubricant additive use meet certain specified performance criteria. A summary of the final purchase price allocation is as follows:

           Current assets                                $           4,685
           Property, plant and equipment                               300
           Other assets                                                 50
           Intangibles (range of lives: 1 - 35 years)               24,161
           In-process R&D                                              250
           Current liabilities                                      (2,230)
           Noncurrent liabilities                                     (637)
                                                         ------------------
           Net cash paid                                 $           26,579
                                                         ==================

9. On July 23, 2003, the Company acquired the phosphorus-based polyurethane flame retardants businesses of Rhodia, which included a production site in Avonmouth in the United Kingdom, and supply contracts for flame retardants and intermediates manufactured at Rhodia’s sites in Charleston S.C., and in Oldbury and Widnes in the United Kingdom. As part of this transaction, 72 employees will join Albemarle. The acquisition purchase price, which totaled approximately $80 million in cash, consisted primarily of intellectual assets, inventory and fixed assets. In addition, the Company established accrued costs for certain environmental liabilities associated with the property acquired. The final allocation of the purchase price will be completed in the fourth quarter. The preliminary allocation at September 30, 2003 is as follows:

           Current assets                                $            4,200
           Property, plant and equipment                             23,595
           Intangibles (range of lives: 1 - 30 years)                53,280
           Noncurrent liabilities                                    (1,075)
                                                         -------------------
           Net cash paid                                 $           80,000
                                                         ===================

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

10. During the third quarter of 2003, the Company recorded a special charge of $7,503 ($4,780 after income taxes) through a voluntary separation program. The 2003 program impacted a total of 89 salaried employees throughout the Company. During the first quarter of 2002, the Company recorded a special charge of $850 ($541 after income taxes) through an involuntary separation program. In the fourth quarter of 2002, the Company continued its efforts to reduce operating costs through another separation adjustment of $700 ($446 after income taxes). The 2002 program impacted a total of 18 salaried employees throughout the Company. The following table summarizes the total special charges outlined above related to the 2002 involuntary and 2003 voluntary separation programs:

           Beginning accrual balance, January 1, 2003    $              761
           Workforce reduction charges, net                           7,503
           Payments                                                  (2,678)
           Amounts reversed to income                                  (210)
                                                         -------------------
           Ending accrual balance, September 30, 2003    $            5,376*
                                                         ===================

           * The remaining 2003 amount will be paid in the next 2 quarters.

11. During the first quarter ended March 31, 2002, the Company recorded a net charge of $2,000 ($1,274 after income taxes) to cost of sales that related to the discontinuance of product support for and the withdrawal from a water treatment venture. The Company’s balance sheet at September 30, 2003, included the accrual of a probable insurance recovery of $5,783 in other assets and deferred charges and an accrual totaling $500 in accrued expenses.

12. On February 13, 2002, the Company completed the purchase of 4,000,000 shares of its common stock from Bruce C. Gottwald and his related immediate family interests for an aggregate price of $92,680. At that time, the Company retired the shares and reduced retained earnings by $40,979 after eliminating the balance in additional paid-in capital.

13. The net change in the Company’s recorded environmental liabilities at September 30, 2003 follows:

         Beginning balance at December 31, 2002          $           32,144
         Net (reversals) additions                                     (801)
         Payments                                                      (976)
         Foreign exchange                                             3,049
         SFAS No. 143 reclassification                               (4,053)
                                                         -------------------
         Ending balance at September 30, 2003            $           29,363
                                                         ===================

Recorded liabilities decreased $2,781 primarily due to the reclassification of certain environmental obligations previously accounted for under Financial Accounting Standards

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

Board (“FASB”) Statement of Position 96-1 to other noncurrent liabilities upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143. See Footnote 15.

The amounts recorded represent management’s best estimate of the Company’s future remediation and other anticipated environmental costs relating to past operations. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $13,519 before income taxes, to be incurred over a period of time. However, the Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon results of operations, financial condition or cash flows of the Company on a consolidated basis but could have a material adverse impact in a particular quarterly reporting period.

14. The Company is a global manufacturer of specialty polymer and fine chemicals, currently grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, catalysts and polymer additives. The Fine Chemicals segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items not allocated to the reportable segments. The three- and nine-months ended 2003 segment income, reflected in the tables below, include the allocation of the $7,503 voluntary separation charge of which $2,931 was allocated to Polymer Chemicals, $1,814 to Fine Chemicals and $2,758 to Corporate and other expenses.

	Three Months Ended September 30,
	2003		2002*
	Revenues	Income	Revenues	Income
Summary of Segment Results
Polymer Chemicals	$162,232	$16,927	$151,699	$20,613
Fine Chemicals	114,319	6,340	120,015	18,271

Segment totals	$276,551	23,267	$271,714	38,884

Corporate and other expenses		(7,497)		(7,480)

Operating profit		15,770		31,404
Interest and financing expenses		(1,449)		(1,315)
Other (expenses),
including minority interest		(2,663)		(841)

Income before income taxes		$11,658		$29,248

* See footnote 16 for an explanation of the restatements for 2002.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

	Nine Months Ended September 30,
	2003		2002*
	Revenues	Income	Revenues	Income
Summary of Segment Results
Polymer Chemicals	$459,588	$52,026	$416,821	$50,464
Fine Chemicals	352,009	31,496	339,421	47,869

Segment totals	$811,597	83,522	$756,242	98,333

Corporate and other expenses		(18,108)		(17,280)

Operating profit		65,414		81,053
Interest and financing expenses		(4,043)		(3,775)
Other income,
including minority interest		594		2,227

Income before income taxes		$61,965		$79,505

* See footnote 16 for an explanation of the restatements for 2002.

15. On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of this Statement on the Company’s consolidated statements of income has been reflected as a cumulative effect of a change in accounting principle amounting to $2,220, net of taxes of $1,265.

16. On January 1, 2003, the Company adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. The Company reclassified all costs incurred for shipping and handling from a reduction of net sales to cost of sales for the periods reflected herein. The presentation of prior period information has been reclassified to conform to the current year presentation. On May 12, 2003, the Company filed an amendment to its Form 10-K for the year 2002 to reflect the adoption of this EITF. This change does not have an effect on gross profit, operating profit or net income. Shipping and handling costs reclassified totaled $8,390 and $23,239 for the three- and nine-month periods ended September 30, 2002, respectively.

17. During January 2003, the FASB issued Interpretation No. 46 (“FIN 46” or the “Interpretation”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", which provided guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (“VIEs).

ALBEMARLE CORPORATION AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

Effective October 9, 2003, the FASB elected to defer the effective date for applying the provisions of FIN 46 for interests held or potential VIEs created before February 1, 2003, until December 31, 2003. The Company has determined, that FIN 46 will not have a material impact on the Company’s consolidated financial statements.

18. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                   Three Months Ended
                                                      September 30,
                                           --------------------------------
                                                 2003             2002
                                           --------------   ---------------
Net income                   as reported    $      9,856     $      20,352
                             pro forma      $      8,150     $      19,239
--------------------------  ------------   --------------   ---------------
Basic earnings per share     as reported    $       0.24     $        0.49
  on net income              pro forma      $       0.20     $        0.46
--------------------------  ------------   --------------   ---------------
Diluted earnings per share   as reported    $       0.23     $        0.48
  on net income              pro forma      $       0.19     $        0.45
--------------------------  ------------   --------------   ---------------

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                           2003           2002
                                                         ---------     ---------
Income before cumulative effect of a     as reported    $   55,653    $   57,844
   change in accounting principle, net   pro forma      $   53,059    $   55,915
--------------------------------------  -----------     -----------   -----------

Net income                               as reported    $   53,433    $   57,844
                                         pro forma      $   50,839    $   55,915
--------------------------------------  -----------     -----------   -----------

Basic earnings per share on income
   before cumulative effect of a change  as reported    $     1.34    $     1.37
   inaccounting principle, net           pro forma      $     1.28    $     1.32
--------------------------------------  -----------     -----------   -----------

Basic earnings per share on              as reported    $     1.29    $     1.37
   net income                            pro forma      $     1.23    $     1.32
--------------------------------------  -----------     -----------  -----------

Diluted earnings per share on income
   before cumulative effect of a change  as reported    $     1.32    $     1.34
   in accounting principle, net          pro forma      $     1.25    $     1.29
--------------------------------------  -----------    -----------   -----------

Diluted earnings per share on net        as reported    $     1.27    $     1.34
   income                                pro forma      $     1.20    $     1.29
--------------------------------------  ----------------- ---------   -----------

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three- and nine- months ended September 30, 2003 and 2002.

                                       Three Months Ended      Nine Months Ended
                                           September 30,           September 30,
                                       ------------------     ------------------
                                         2003      2002         2003        2002
                                         ----      ----         ----        ----
Fair values of options granted          $9.08     $10.65        $8.66      $8.08
Dividend Yield                           2.54%      2.54%        2.54%      2.54%
Volatility                              31.23%     31.03%       31.23%     31.03%
Average expected life (in years)          8          8            8          8
Risk-free interest rate                  4.31%      4.22%        4.21%      4.18%

19. Effective September 30, 2003, Albemarle adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard will have an immaterial impact on the Company’s financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Share and Per-Share Amounts)
(Unaudited)

20. In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective July 1, 2003. At the time of adoption, this standard had no impact on the Company’s financial statements.

21. The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused lines of credit and various take or pay and throughput agreements:

	4Q						There-
	2003	2004	2005	2006	2007	2008	after
Take or pay / throughput agreements	$18,088	$19,697	$12,514	$10,290	$8,637	$7,037	$31,397
Additional investment
commitment payments	$7,784	$6,555	$6,433	$6,275	--	--	--
Capital projects	$276	$3,184	$700	$700	$700	$700	--
Letters of credit and guarantees	$171	$20,106	$61	--	--	--	$49

Total	$26,319	$49,542	$19,708	$17,265	$9,337	$7,737	$31,446

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at September 30, 2003, amounted to $28,885) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of the total loans, which loans could amount up to $86,800 if JBC makes all of its allowable draws.

22. On October 23, 2003, the Company announced its intention to acquire Atofina S.A.‘s bromine fine chemicals business. The Company has entered into an agreement to acquire Atofina’s production site in Port de Bouc, France, and providing that Atofina will supply Albemarle with additional fine chemicals under a long-term agreement. The transaction is expected to be completed in the fourth quarter of 2003, subject to union consultation and regulatory approvals.

ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, ADDITIONAL INFORMATION AND RECENT DEVELOPMENTS

 The following is management’s discussion and analysis of certain significant factors affecting the results of operations of Albemarle Corporation and its subsidiaries (“Albemarle” or the “Company”), during the periods included in the accompanying consolidated statements of income and changes in the Company’s financial condition since December 31, 2002. Certain reclassifications have been made to net sales and cost of sales for the three- and nine-month periods ended September 30, 2002 to reflect the Form 10-K amendment dated May 12, 2003.

Some of the information presented in the following discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on our reasonable assumptions within the bounds of our knowledge of our business and operations. There can be no assurance, however, that our actual results will not differ materially from the results and expectations in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for our products, increases in the cost of products, increases in the cost of energy and raw materials (notably, ethylene, chlorine and natural gas), changes in our markets in general, fluctuations in foreign currencies, changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending, changes in laws and regulations, unanticipated claims or litigation, the inability to obtain current levels of product or premises liability insurance or the denial of such coverage, political unrest affecting the global economy and changes in accounting standards. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

         Results of Operations

         Third Quarter 2003 Compared with Third Quarter 2002

Net sales for third quarter 2003 of $276.5 million, a record quarter for the Company since the sale of the olefins businesses in March 1996, were up 1.8% or $4.8 million from third quarter 2002 net sales of $271.7 million, as restated. The increase in net sales was primarily due to the contributions made by the Company’s 2003 acquisitions ($17.9 million) and the favorable impact of foreign exchange ($9.0 million), offset, in part by lower shipments ($20.0 million) and unfavorable prices ($2.1 million).

The gross profit margin decreased 360 basis points to 20.3% in third quarter 2003 from 23.9% for the corresponding period in 2002. Third quarter 2003 operating profit, including a $7.5 million charge related to a voluntary severance program for 89 US salaried employees, was down 49.8% or $15.6 million from third quarter 2002 operating profit. Excluding the charge, third quarter 2003 operating profit decreased 25.9% or $8.1 million from the 2002 period primarily due to higher raw material and energy costs ($6.1 million), lower shipments ($4.0 million) and lower pricing ($2.1 million) offset, in part, by the favorable impact of the Company’s 2003 acquisitions ($2.2 million) and lower employee related costs.

Selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses decreased 2.5% or $0.8 million in the third quarter of 2003 versus third quarter 2002 primarily due to lower employee incentive costs ($3.0 million) and the Company’s overall cost reduction efforts offset, in part, by higher SFAS No. 2 R&D costs ($0.7 million), unfavorable impact of foreign exchange ($0.7 million) and higher outside services. As a percentage of net sales, SG&A expenses and R&D expenses were 11.8% in 2003 versus 12.4%, as restated, in the 2002 quarter.

         Operating Segments

Net sales by reportable business operating segment for the third quarter period ended September 30, 2003 and 2002 are as follows:

                                                     Net Sales
                                                   (In Thousands)
                                        ---------------------------------
                                              2003               2002
                                        --------------     --------------
         Polymer Chemicals                   $162,232           $151,699
         Fine Chemicals                       114,319            120,015
                                        --------------     --------------
         Segment Totals                      $276,551           $271,714
                                        ==============     ==============

Polymer Chemicals’ net sales for the third quarter 2003 increased 6.9%, or $10.5 million, from third quarter 2002 net sales. The increase is primarily due to the contributions made by the Company’s 2003 acquisitions ($17.9 million), the favorable impact of foreign exchange ($4.7 million) and pricing in catalysts and additives ($1.9 million), offset, in part by lower shipments in catalysts and additives ($12.3 million) and flame retardants ($2.0 million).

Fine Chemicals’ net sales for third quarter 2003 decreased 4.7% or $5.7 million from third quarter 2002. The decrease is primarily due to lower shipments and product mix in performance chemicals ($6.2 million), unfavorable pricing in fine chemistry services and intermediates ($4.0 million) and lower shipments in pharma actives ($2.1 million), offset, in part by the favorable impact of foreign exchange ($4.3 million) and higher shipments in fine chemistry services and intermediates ($2.5 million).

Operating profit by reportable business operating segment for the third-quarter period ended September 30, 2003, and 2002 is as follows:

                                                 Operating Profit
                                                  (In Thousands)
                                         ------------------------------
                                              2003              2002
                                         ------------     -------------
         Polymer Chemicals                   $16,927           $20,613
         Fine Chemicals                        6,340            18,271
                                         ------------     -------------
         Segment Totals                       23,267            38,884
         Corporate and Other Expenses         (7,497)           (7,480)
                                         ------------     -------------
         Operating Profit                    $15,770           $31,404
                                         ============     =============

Polymer Chemicals’ third quarter 2003 segment operating profit, including a $2.9 million allocation charge related to the voluntary severance program, was down 17.9% or $3.7 million from third quarter 2002. Excluding the allocation, third quarter 2003 segment operating profit decreased 3.7% or $0.8 million from third quarter 2002 primarily due to lower shipments ($6.1 million) and unfavorable raw material and energy costs ($3.6 million), offset, in part by the overall favorable effects of foreign exchange ($0.7 million), lower manufacturing costs ($4.0 million), higher pricing ($2.0 million) and the impact of the Company’s 2003 acquisitions ($2.2 million).

Fine Chemicals’ third quarter 2003 segment operating profit, including a $1.8 million allocation charge related to the voluntary severance program, decreased 65.3% or $11.9 million from third quarter 2002. Excluding the allocation, third quarter 2003 segment operating profit decreased 55.4% or $10.1 million from third quarter 2002 primarily due to unfavorable manufacturing costs ($4.8 million), lower pricing ($4.1 million), higher raw material and energy costs ($2.5 million), and the overall unfavorable effects of foreign exchange ($0.8 million) partially offset by favorable product mix ($2.1 million).

Corporate and other expenses for the third quarter of 2003 was virtually unchanged from third quarter 2002. The third quarter 2003 period includes a $2.7 million allocation charge related to the voluntary severance program. Excluding the allocation, corporate and other expenses for the third quarter of 2003 decreased $2.7 million from third quarter 2002 primarily due to lower estimated employee incentive costs and the Company’s overall cost reduction efforts.

         Interest and Financing Expenses

Interest and financing expenses for third quarter 2003 amounted to $1.4 million, up slightly from $1.3 million in third quarter 2002 due to higher average outstanding long term debt in the 2003 period offset by lower average interest rates.

         Other (Expenses) and Income, Including Minority Interest

Other income and (expenses) for the third quarter 2003 amounted to $(2.7) million, down $1.8 million from the 2002 corresponding period primarily due to the reduction of interest on the estimated income tax refund which was recorded during the first quarter of 2003.

         Income Taxes

The third quarter 2003 effective income tax rate was 15.5% down from 30.4% for the corresponding period in 2002. Income taxes for the 2003 period were lower due to lower income before income taxes and the benefit related to the finalization of certain income tax related adjustments.

         Results of Operations

         Nine Months 2003 Compared with Nine Months 2002

Net sales for the first nine months of 2003 amounted to $811.6 million, up 7.3% or $55.4 million from net sales of $756.2 million, as restated, for the corresponding period of 2002. The increase in net sales is primarily due to the favorable impact of foreign exchange ($41.8 million), the addition of the Company’s 2003 acquisitions ($34.0 million), higher shipments in fine chemistry services and intermediates ($4.8 million) and flame retardants ($4.7 million) offset, in part by lower shipments in catalysts and additives ($19.9 million), unfavorable pricing in certain businesses ($7.1 million) and product mix in performance chemicals ($3.0 million).

The gross profit margin decreased approximately 240 basis points to 21.2% in the first nine months of 2003 from 23.6%, as restated, for the corresponding period in 2002. The first nine months of 2003 operating profit decreased 19.3% or $15.6 million from the 2002 period. The 2003 period included a $7.5 million charge related to a voluntary severance program for 89 US salaried employees, while the 2002 period included a $0.9 million charge for involuntary workforce reductions. Excluding these items, the 2003 operating profit decreased 11.0% or $9.0 million from the 2002 period due primarily to unfavorable raw material and energy costs ($21.7 million) and lower selling prices ($8.9 million), offset, in part, by the overall favorable effects of foreign exchange ($7.2 million), the favorable impact of the Company’s 2003 acquisitions ($7.2 million), lower manufacturing costs ($5.5 million) and the absence of a $2.3 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period.

SG&A and R&D increased 2.2% or $2.2 million in the first nine months of 2003 versus the 2002 period primarily due to the unfavorable impact of foreign exchange ($3.2 million), higher outside services approximating $2.0 million and higher SFAS No. 2 R&D costs ($1.2 million) partially offset by lower employee incentive costs ($3.9 million) and the Company’s overall cost reduction efforts. As a percentage of net sales, SG&A and R&D were 12.2% in the first nine months of 2003 versus 12.8%, as restated, in the corresponding period of 2002.

         Operating Segments

Net sales by reportable business operating segment for the nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                       Net Sales
                                                    (In Thousands)
                                        ---------------------------------------
                                               2003                  2002
                                        -----------------     -----------------
     Polymer Chemicals                       $459,588              $416,821
     Fine Chemicals                           352,009               339,421
                                        -----------------     -----------------
     Segment Totals                          $811,597              $756,242
                                        =================     =================

Polymer Chemicals’ net sales for the first nine months of 2003 increased 10.3% or $42.8 million from the corresponding period in 2002. The increase is primarily due to the favorable impact of foreign exchange ($22.7 million), the addition of the Company’s 2003 acquisitions ($34.0 million), higher shipments in flame retardants ($4.7 million) and favorable pricing in catalysts and additives ($2.0 million), offset, in part by lower shipments in catalysts and additives ($19.9 million) and lower pricing in flame retardants ($0.9 million).

Fine Chemicals’ net sales for the first nine months of 2003 increased 3.7% or $12.6 million from the corresponding period in 2002. The increase is primarily due to the favorable impact of foreign exchange ($19.1 million) and higher shipments in fine chemistry services and intermediates ($4.8 million), offset, in part by unfavorable pricing ($3.5 million) and product mix ($3.0 million) in performance chemicals and unfavorable pricing in fine chemistry services and intermediates ($3.1 million) as well as in pharma and agricultural actives ($1.6 million).

Operating profit by reportable business operating segment for the nine-month periods ended September 30, 2003, and 2002 is as follows:

                                                   Operating Profit
                                                    (In Thousands)
                                        ---------------------------------------
                                               2003                  2002
                                        ----------------      -----------------
    Polymer Chemicals                        $52,026                $50,464
    Fine Chemicals                            31,496                 47,869
                                        ----------------      -----------------
    Segment Totals                            83,522                 98,333
    Corporate and Other Expenses             (18,108)               (17,280)
                                        ----------------      -----------------
    Operating Profit                         $65,414                $81,053
                                        ================      =================

Polymer Chemicals’ first nine months of 2003 segment operating profit, including a $2.9 million allocation charge related to the voluntary severance program, increased 3.1% or $1.6 million from the corresponding period in 2002. Excluding the allocation, 2003 segment operating profit increased 8.9% or $4.5 million from the corresponding 2002 period primarily due to the lower manufacturing costs ($9.1 million), favorable net effects of foreign exchange ($6.9 million), the favorable impact of the Company’s 2003 acquisitions ($7.2 million) and a 2002 period reclassification from corporate and other expenses ($2.0 million) offset, in part, by higher raw material and energy costs ($11.9 million) and lower shipments ($8.7 million).

Fine Chemicals’ first nine months of 2003 segment operating profit, including a $1.8 million allocation charge related to the voluntary severance program, decreased 34.2% or $16.4 million from the corresponding period in 2002. Excluding the allocation, 2003 segment operating profit decreased 30.4% or $14.6 million from the corresponding 2002 period primarily due to higher raw material and energy costs ($9.8 million), lower pricing ($8.8 million) and manufacturing costs ($7.2 million) offset, in part by favorable volumes and product mix ($8.1 million), the absence of a $2.3 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period and the favorable net effects of foreign exchange ($0.8 million).

Corporate and other expenses for the first nine months of 2003 were up 4.8%, or $0.8 million, from the corresponding period in 2002, primarily due to the following adjustments recorded in the respective periods. Excluding the adjustments, corporate and other expenses were down approximately $3.1 million in the first nine months of 2003 due primarily to lower employee incentive costs and the Company’s overall cost reduction efforts.

                                                 Corporate and Other Expenses
                                                       (In Thousands)
                                            -----------------------------------
                                                                      Increase/
                                              2003        2002       Decrease
                                            --------     --------   -----------
      Expenses for the Nine-Months
         Ended September 30                 $18,108      $17,280        $828
      2003 Voluntary Severance Program       (2,758)           -      (2,758)
      Reclassification of Bad Debt Reserve
         to Polymer Chemicals Segment             -        2,000      (2,000)
      2002 Workforce Reduction                    -         (850)        850
                                            --------     --------   -----------
      Net Change Excluding 2002
         Adjustment and Voluntary
         Severance Program                  $15,350      $18,430     ($3,080)
                                            ========     ========   ===========

         Interest and Financing Expenses

Interest and financing expenses for the first nine months of 2003 increased $0.3 million from $3.8 million in the corresponding period of 2002 due primarily to higher commitment fees under the Company’s Credit Agreement offset, in part, by lower average interest rates on lower average outstanding long term debt.

         Other Income and (Expenses), Including Minority Interest

Other income and (expenses) for the first nine months of 2003 amounted to $0.6 million, down $1.6 million from the corresponding period in 2002 primarily due to lower operating results on joint venture investments offset, in part by an increase in interest on income tax settlements ($0.7 million) in the nine months of 2003 over the corresponding period of 2002.

         Income Taxes

The effective income tax rate for the first nine months of 2003 was 10.2%, down from 27.2% in the corresponding period of 2002. The 2003 period includes the favorable benefit of $7.5 million related to the revaluation of reserve requirements as the IRS closed audits related to tax years 1998 and 1999 as well as the impact of an IRS income tax settlement recorded in the amount of $4.5 million. The 2002 period included an IRS income tax settlement of $2.5 million that related to an adjustment of export benefits for the years 1994 and 1995. The Company expects to maintain a tax rate of about 29.0% for the remainder of 2003.

         Financial Condition and Liquidity

Cash and cash equivalents at September 30, 2003, were $20.8 million, representing a decrease of $16.8 million from $37.6 million at year-end 2002.

Cash flows provided from operating activities of $107.8 million, together with $102.4 million of proceeds from borrowings, $16.8 million of existing cash and cash equivalents, and $4.4 million of proceeds from the liquidation of a nonmarketable security were used to purchase the organophosphorus and ammonium polyurethane flame retardants business of Rhodia for approximately $80 million and to purchase Ethyl Corporation’s fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $26.6 million, to cover repayment of debt, purchase approximately 700,000 shares of the Company’s common stock, pay quarterly dividends to shareholders, fund capital expenditures and fund investments in joint ventures and nonmarketable securities. We anticipate that cash provided from operations in the future will be sufficient to pay our operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company’s accumulated other comprehensive loss from December 31, 2002, was due primarily to net foreign currency translation adjustments (strengthening of the Euro and Japanese Yen versus the U.S. Dollar), net of related deferred taxes.

The noncurrent portion of the Company’s long-term debt amounted to $226.3 million at September 30, 2003, compared to $180.1 million at the end of 2002. The Company’s long-term debt, including the current portion, as a percentage of total capitalization amounted to 27.3% at September 30, 2003. The Company is guarantor of $29.0 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company’s long-term debt, including the guarantee, as a percent of total capitalization amounted to 29.8% at September 30, 2003.

Borrowings under the Company’s Credit Agreement dated September 10, 2002, are conditioned upon compliance with the following financial covenants: (a) consolidated interest coverage ratio, as defined, must be greater or equal to 3.00:1.00, (b) consolidated leverage ratio, as defined, must be less than or equal to 3.50:1.00, (c) consolidated tangible domestic assets, as defined, must be equal to or greater than $750 million for the Company to make investments in entities and enterprises that are organized outside the United States, (d) with the exception of liens specified in the Credit Agreement, liens may not attach to assets with a value of more than 10% of consolidated net worth, as defined in the agreement. As of September 30, 2003, the Company was in compliance with these covenants.

The Company’s capital expenditures in the first nine months of 2003 were up 8.6% over the nine-month period of 2002. For the year, capital expenditures are forecasted to be greater than the 2002 level. Capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided from debt. The amount and timing of any additional borrowings will depend on the Company’s specific cash requirements.

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

         Additional Information

        Summary of Critical Accounting Policies:

         Consolidation

The consolidated financial statements include the accounts and operations of Albemarle Corporation and all of its majority-owned and controlled subsidiaries. The Company applies the equity method of accounting for investments between 20% and 50% owned over which we have significant influence. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholder’s interest in controlled subsidiaries is included in other noncurrent liabilities in the consolidated balance sheets for the periods presented and in the consolidated statement of income for the period ended September 30, 2003.

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

Allowance for Doubtful Accounts — We estimate losses for uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables. Recovery of Long-Lived Assets — We evaluate the recovery of our long-lived assets on a segment basis by periodically analyzing our operating results and considering significant events or changes in the business environment.

Acquisition Accounting — We estimate the fair value of assets and liabilities when allocating the purchase price of an acquisition. Income Taxes — We assume the deductibility of certain costs in our income tax filings and estimate the future recovery of deferred tax assets.

Legal Accruals — We estimate the amount of potential exposure with respect to litigation, claims and assessments. Environmental Remediation Liabilities — We estimate and accrue the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of the Company’s contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and (iii) the extent of other parties’ share of responsibility.

Insurance Accruals/Receivables — We record and assume the recoverability of insurance receivables and potential impact of insurance claims based on our estimates after considering advice from in-house and outside legal counsel as well as outside consultants.

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

We evaluate historical and expected undiscounted operating cash flows of the related business segments or fair value of property, plant and equipment to determine the future recoverability of any property, plant and equipment recorded. Recorded property, plant and equipment are re-evaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

         Pension Plans and Other Postretirement Benefits

Annual costs of pension plans are determined actuarially based on Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”). Our policy is to fund U.S. pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and generally for obligations under our foreign plans to deposit funds with trustees and/or under insurance policies. Annual costs of other postretirement plans are accounted for based on SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”Our policy is to fund post-retirement health benefits for retirees on a pay-as-you-go basis. There are significant assumptions used in determining amounts including the discount rate, expected return on plan assets, rate of compensation increase and assumed health care trend rate. These assumptions are based on our estimates after considering advice from a major actuarial consulting firm and using the consistent application of certain indexes.

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

         Investments

We have investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of our investments are in joint ventures. Since we do not have the ability to exercise significant influence over the operating and financial policies and are not the “primary beneficiary” of these joint ventures, they are accounted for using the equity method of accounting. The Company’s share of the investee’s (losses) earnings are included in the consolidated statement of operations as a component of other income and (expenses), including minority interest. Investments in marketable securities are accounted for as available-for-sale securities with changes in fair value included in “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets. Joint ventures’and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis. We have reviewed each of our investments and have determined that we do not have any variable interest entities according to the definition of FIN 46.

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

         Outlook

         Overview

The rising cost of raw materials and energy continued this quarter to limit the Company’s ability to generate higher quarter-to-quarter earnings, amounting to about $17 million in additional costs that we are unable to pass on to our customers.

In order to protect the Company from energy price swings, hedges have been purchased to cover about 25 percent of our demand for natural gas for the next 12 months. As we move into 2004, we are positioned to increase our hedge position to 50 percent of forecasted demand, should the market give the Company a good opportunity to do so. As to raw materials, we expect 2004 to be less inflationary than 2003, but this outlook is heavily influenced by basic energy and feedstock costs.

The current specialty chemical industry environment is such that many of our competitors are attempting to fill idle manufacturing capacity, thus keeping our pricing improvement possibilities at a lower percentage than is necessary to offset current raw materials and energy cost increases.

We continue our cost-cutting measures when and where appropriate. The Company took a $7.5 million charge in the third quarter related to a Voluntary Separation Incentive Program for salaried employees. When fully implemented in 2004, this VSIP program is expected to generate about $10 million in annual savings as part of an overall program to decrease costs by $50 million through 2005.

Our strategy of acquiring new businesses that will be accretive to earnings, has been successful. Our recent purchases of Ethyl Corporation’s antioxidant business and Rhodia’s phosphorus flame retardants business will be supplemented by the planned purchase of the bromine fine chemicals business of Atofina S.A., expected to be completed in the fourth quarter. We would expect to continue such “bolt-on” acquisitions even as we continue to look for larger acquisitions. Acquisitions made within the most recent three years account for more than 25 percent of our revenues. However, there can be no assurance that we will successfully implement and integrate future acquisitions.

Our new product development continues at a pace that we expect will allow the Company to increase our net sales in our portfolio; our percentage of sales from products introduced in the past five years accounts for 15 percent of total revenue. We continue to fund development programs to run this figure higher.

We also have efforts underway to further strengthen our international position. One example is Greater China, where our goal is to build sales to a level behind only our sales in US and European markets. In support of this effort, we have formed a new polyolefin catalyst venture with plant construction nearing completion, established a trading company in the Shanghai free trade zone to facilitate direct sales and sourcing, and are developing repackaging facilities to provide more efficient supply channels to our customers.

The Company continues on a strategy to develop more diversity in its product lines while also increasing growth potential. We expect such diversity to provide an even greater ability to translate revenue growth to the bottom line.

         Polymer Chemicals

The Polymer Chemicals business of the Company is largely related to the polyolefin and electronics industries marketplace, and, as such, is highly dependent on consumer demand for its growth. The base businesses in this segment remain profitable, and they have been strengthened by the successful additions of mineral and phosphorus flame retardants and fuel and lubricant antioxidants through recent acquisitions, and continued growth in organotin intermediates, and in our metallocene related new catalyst program.

World economic uncertainties make demand for our products difficult to predict, as order patterns continue to move up and down in relation to customer confidence in their businesses. October 2003 demand is encouraging in flame retardants, and there are some industry indicators, including printed wiring board book-to-bill ratios, that point to demand increasing in coming months. However, the Company will continue its efforts in this market to protect market share, develop new products and make quality acquisitions that will support our customer growth programs.

Recently, there have been a number of newspaper articles and electronic media stories about polybrominated diphenyl ether flame retardants or PBDEs. Albemarle does not make the products of major concern in these stories (octabrom and pentabrom), but we do make decabrom, a PDBE. We believe decabrom is an environmentally safe product that has withstood years of testing; however, there can be no assurance that sales of decabrom will not be adversely impacted by the negative publicity.

          Fine Chemicals

The profitability of the Fine Chemicals segment was negatively impacted during the third quarter of 2003, by raw material and energy cost issues, plant-related issues, lower volumes of naproxen analgesic, and zeolites for powdered laundry detergents and oil well completion fluids and one-time costs associated with the VSIP program.

During the fourth quarter, the Company believes it will be able to fulfill requirements for the fine chemistry services and intermediates campaigns delayed by customers in the third quarter, and expects to see continuing demand strength in ibuprofen, among other key products. Longer term, the Company expects its bromine strategy, highlighted by the new plant facilities at our joint venture in Jordan on the Dead Sea, and recent industry consolidations, including plant closures in Europe by a competitor and the Company’s proposed acquisition of the Atofina, S.A. bromine fine chemicals business to firmly place Albemarle’s Fine Chemicals in a world leadership position in bromine chemistry.

The Company expects the evolution of its bromine strategy, its success in new products, as evidenced by the 81 products currently in the pipeline, and the continuing stream of product manufacturing inquiries, now at over 70 per month coming into the Albemarle fine chemistry services and intermediates team to result in future product sales. The Company believes that delivering exceptional speed and service for the global pharmaceutical and agrichemical companies has been and will continue to be the key factor in building a life sciences growth platform for the future.

Additional information regarding the Company, its products, markets and financial performance is provided at the Company’s Internet web site, www.albemarle.com.

         Recent Developments

On October 23, 2003, the Company announced its intention to acquire Atofina S.A.‘s bromine fine chemicals business. The Company has entered into an agreement to acquire Atofina’s production site in Port de Bouc, France, and providing that Atofina will supply Albemarle with additional fine chemicals under a long-term agreement. The transaction is expected to be completed in the fourth quarter of 2003, subject to union consultation and regulatory approvals.

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K/A for the year ended December 31, 2002, except as noted below.

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

Hedging decisions are subject to the management, direction and control of the Company’s Natural Gas Risk Management Committee (“NGRMC”), and are supported by a third-party consultant. The NGRMC is composed of the chief executive officer, chief financial officer, vice president of supply chain, corporate controller, director of external reporting and director of purchasing and logistics. The chief executive officer also exercises an independent right to review and change the hedging policy. The scope of the derivative activities are to be communicated with the Board of Directors. Extensive controls are in place to govern all aspects of the hedging process.

Hedge transactions are executed with a major financial institution by the Company’s purchasing personnel. Such derivatives are held to secure natural gas at fixed prices and not for trading.

The natural gas contracts qualify as cash flow hedges under SFAS 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in Other Comprehensive Income to the extent that the unrealized gains and losses are offset by the forecasted transaction. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings. At September 30, 2003, the Company recorded unrealized losses of approximately $240 ($153 net of tax) in Other Comprehensive Income.

          ITEM 4. Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

         Part II — OTHER INFORMATION

         ITEM 1. Legal Proceedings

The Company is involved from time to time in legal proceedings of types regarded as common in the Company’s businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, and products liability litigation.

While it is not possible to predict or determine the outcome of the proceedings presently pending, in the Company’s opinion they should not result ultimately in any liability that is likely to have a material adverse effect upon the results of operations, financial condition or cash flows of the Company on a consolidated basis.

         ITEM 5. Other Information

On September 24, 2003, the Company’s Board of Directors amended the Company’s bylaws to increase the number of directors to 10 and elected John Sherman, Jr. to the Board, as well as to the Audit and Executive Compensation Committees. Mr. Sherman, 57, has served as Vice Chairman of Scott & Stringfellow, Inc., a brokerage and investment firm, since 2002. Previously, he was Scott & Stringfellow’s President and CEO. Mr. Sherman is a director of Anthem, Inc. and is a member of Anthem’s Audit Committee.

        ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3(ii) Bylaws of the registrant amended September 24, 2003

31(a) Section 302 Certification of Chief Executive Officer
31(b)         Section 302 Certification of Chief Financial Officer
32(a)         Section 906 Certification of Chief Executive Officer
32(b) Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

(1) The Company furnished a Form 8-K, on July 23, 2003 under Item 9 thereof, which included the Company’s earnings press release for the quarter ended June 30, 2003. The information included in this Current Report on Form 8-K shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in this filing.

(2) The Company filed a Form 8-K on July 24, 2003, which included the Company’s press release regarding the Company’s completion of the acquisition of Rhodia’s polyurethane flame retardant business.

(3) The Company furnished a Form 8-K, on October 21, 2003 under Item 9 thereof, which included the Company’s earnings press release for the quarter ended September 30, 2003. The information included in this Current Report on Form 8-K shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in this filing.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: October 31, 2003

By: /s/ PAUL F. ROCHELEAU
PAUL F. ROCHELEAU
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Page Numbers

3(ii) Bylaws of the registrant amended September 24, 2003 36-48
31(a)Section 302 Certification of Chief Executive Officer                                                   49
31(b)Section 302 Certification of Chief Financial Officer                                                    50
32(a)Section 906 Certification of Chief Executive Officer                                                   51
32(b)Section 906 Certification of Chief Financial Officer 52

EXHIBIT 3(ii)

ALBEMARLE CORPORATION

BYLAWS

ARTICLE I

Meeting of Shareholders

        Section 1       Places of Meetings. All meetings of the shareholders shall be held at such place, either within or without the Commonwealth of Virginia, as may, from time to time, be fixed by the Board of Directors.

        Section 2       Annual Meetings. The annual meeting of the shareholders, for the election of directors and transaction of such other business as may come before the meeting, shall be held each year at 11:00 a.m. EST on the fourth Wednesday in March or at such other date and time as the Board of Directors of the Company may designate from time to time.

        Section 3       Special Meetings. Special meetings of shareholders for any purpose or purposes may be called at any time by the Chief Executive Officer, the Chairman of the Board or by a majority of the Board of Directors. At a special meeting, no business shall be transacted and no corporate action shall be taken other than that stated in the notice of the meeting.

        Section 4       Notice of Meetings. Except as otherwise required by law or these Bylaws, written or printed notice stating the place, day and hour of every meeting of the shareholders and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be mailed not less than ten (10) nor more than sixty (60) days before the date of the meeting to each shareholder of record entitled to vote at such meeting, at his or her address which appears in the share transfer books of the Company.

        Section 5       Quorum. Except as otherwise required by the Articles of Incorporation, any number of shareholders together holding at least a majority of the outstanding shares of capital stock entitled to vote with respect to the business to be transacted, who shall be present in person, or represented by proxy at any meeting duly called, shall constitute a quorum for the transaction of business. If less than a quorum shall be in attendance at the time for which a meeting shall have been called, the meeting may be adjourned from time to time by a majority of the shareholders present or represented by proxy without notice other than by announcement at the meeting.

        Section 6       Voting. At any meeting of the shareholders each shareholder of a class entitled to vote on the matters coming before the meeting shall have one vote, in person or by proxy, for each such share standing in his or her name on the books of the Company at the record date for such meeting, provided that the record date shall not be more than seventy (70) days prior to the meeting.

        Section 7       Voting List. The officer or agent having charge of the stock transfer books for shares of the Company shall make, at least ten (10) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, with the address of and the number of shares held by each. Such list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the Company or at its principal place of business or at the office of its transfer agent or registrar and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders. If the requirements of this section have not been substantially complied with, the meeting shall, on the demand of any shareholder in person or by proxy, be adjourned until the requirements are complied with.

Section 8       Shareholder Proposals.

(a)     Annual Meetings of Shareholders.

    (i)        Nominations of persons for election to the Board of Directors of the Company and the proposal of business to be considered by the shareholders may be made at an annual meeting of shareholders only (A) pursuant to the Company’s notice of meeting (or any supplement thereto), (B) by or at the direction of the Board of Directors or (C) by any shareholder of the Company who was a shareholder of record of the Company who is entitled to vote at the meeting at the time the notice provided for in this section is delivered to the Secretary of the Company and who complies with the notice procedures set forth in this section.

    (ii)        For nominations or other business to be properly brought before an annual meeting by a shareholder pursuant to clause (C) of paragraph (a)(i) of this section, the shareholder must have given timely notice thereof in writing to the Secretary of the Company and any such proposed business other than the nominations of persons for election to the Board of Directors must constitute a proper matter for shareholder action. To be timely, a shareholder’s notice shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the ninetieth day nor earlier than the close of business on the one hundred twentieth day prior to the first anniversary of the preceding year’s annual meeting (provided, however, that in the event that the date of the annual meeting is more than thirty days before or more than seventy days after such anniversary date, notice by the shareholder must be so delivered not earlier than the close of business on the one hundred twentieth day prior to such annual meeting and not later than the close of business on the later of the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Company). In no event shall the public announcement of an adjournment or postponement of an annual meeting commence a new time period (or extend any time period) for the giving of a shareholder’s notice as described above. Such shareholder’s notice shall set forth: (A) as to each person whom the shareholder proposes to nominate for election as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise, required in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (and such person’s written consent to being named in the proxy statement as a nominee and to serving as such a director if elected); (B) as to any other business that the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the text of the proposal or business (including the text of any resolutions proposed for consideration and in the event that such business includes a proposal to amend the Bylaws of the Company, the language of the proposed amendment), the reasons for conducting such business at the meeting and any material interest in such business of such shareholder and for the beneficial owner, if any, on whose behalf the proposal is made; and (C) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (1) the name and address of such shareholder, as they appear on the Company’s books, and of such beneficial owner, (2) the class and number of shares of capital stock of the Company that are owned beneficially and of record by such shareholder and such beneficial owner, (3) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination, and (4) a representation whether the shareholder or the beneficial owner, if any, intends or is part of a group that intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (b) otherwise to solicit proxies from shareholders in support of such proposal or nomination. The foregoing notice requirements shall be deemed satisfied by a shareholder if the shareholder has notified the Company of his intention to present a proposal at an annual meeting in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such shareholder’s proposal has been included in a proxy statement that has been prepared by the Company to solicit proxies for such annual meeting. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Company.

    (iii)        Notwithstanding anything in the second sentence of paragraph (a)(ii) of this section to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Company at an annual meeting is increased and there is no public announcement by the Company naming the nominees for the additional directorships at least one hundred days prior to the first anniversary of the preceding year’s annual meeting, a shareholder’s notice required by this section shall also be considered timely, but only with respect to nominees for the additional directorships, if it shall be delivered to the Secretary at the principal executive offices of the Company not later than the close of business on the tenth day following the day on which such public announcement is first made by the Company.

        (b)       Special Meetings of Shareholders. Only such business shall be conducted at a special meeting of shareholders as shall have been brought before the meeting pursuant to the Company’s notice of meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of shareholders at which directors are to be elected pursuant to the Company’s notice of meeting (i) by or at the direction of the Board of Directors or (ii) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any shareholder of the Company who is a shareholder of record at the time the notice provided for in this section is delivered to the Secretary of the Company, who is entitled to vote at the meeting and upon such election and who complies with the notice procedures set forth in this section. In the event the Company calls a special meeting of shareholders for the purpose of electing one or more directors to the Board of Directors, any such shareholder entitled to vote in such election of directors may nominate a person or persons, as the case may be, for election to such position(s) as specified in the Company’s notice of meeting, if the shareholder’s notice required by paragraph (a)(ii) of this section is delivered to the Secretary at the principal executive offices of the Company not earlier than the close of business on the one hundred twentieth day prior to such special meeting, and not later than the close of business on the later of the ninetieth day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting. In no event shall the public announcement of an adjournment or postponement of a special meeting commence a new time period (or extend any time period) for giving of a shareholder’s notice as described above.

    (c)        General.

    (i)        Only such persons who are nominated in accordance with the procedures set forth in this section shall be eligible at an annual or special meeting of shareholders of the Company to serve as directors and only such business shall be conducted at a meeting of shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this section. Except as otherwise provided by law, the Chairman of the meeting shall have the power and duty (A) to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this section (including whether the shareholder or beneficial owner, if any, on whose behalf the nomination or proposal is made solicited (or is part of a group which solicited) or did not so solicit, as the case may be, proxies in support of such shareholder’s nominee or proposal in compliance with such shareholder’s representation as required by clause (a)(ii)(C) of this section) and (B) to declare that such nomination shall be disregarded or that such proposed business shall not be transacted. Notwithstanding the foregoing provisions of this section, if the shareholder (or a designated representative of the shareholder) does not appear at the annual or special meeting of shareholders of the Company to present a nomination or business, such nomination shall be disregarded and such proposed business shall not be transacted, notwithstanding that proxies in respect of such vote may have been received by the Company.

    (ii)        For purposes of this section, “public announcement” shall include disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Company with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

    (iii)        Notwithstanding the foregoing provisions of this section, a shareholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this section. Nothing in this section shall be deemed to affect any rights (A) of shareholders to request inclusion of proposals in the Company’s proxy statement pursuant to Rule 14a-8 under the Exchange Act or (B) of the holders of any series of preferred stock to elect directors pursuant to any applicable provisions of the articles of incorporation.

        Section 9       Inspectors. An appropriate number of inspectors for any meeting of shareholders shall be appointed by the Chairman of such meeting. Inspectors so appointed will open and close the polls, will receive and take charge of proxies and ballots, and will decide all questions as to the qualifications of voters, validity of proxies and ballots, and the number of votes properly cast.

ARTICLE II

Directors

        Section 1       General Powers. The property, affairs and business of the Company shall be managed under the direction of the Board of Directors, and except as otherwise expressly provided by law, the Articles of Incorporation or these Bylaws, all of the powers of the Company shall be vested in such Board.

        Section 2       Number of Directors. The Board of Directors shall be ten (10) in number. By amendment of these Bylaws the Board of Directors or the shareholders may increase or decrease the number of directors; provided, however, that the Board of Directors may not increase or decrease the number of directors by more than thirty percent of the number of directors last elected by the shareholders.

Section 3       Election of Directors.

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

        (d)       A majority of the number of directors fixed by these Bylaws shall constitute a quorum for the transaction of business. The act of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 4       Meetings of Directors.

        (a)       Meetings of the Board of Directors shall be held at places within or without the Commonwealth of Virginia and at times fixed by resolution of the Board or upon call of the Chief Executive Officer or the Chairman of the Board, and the Secretary or officer performing the Secretary’s duties shall give not less than twenty-four (24) hours’ notice by letter, telegraph, telephone, in person, or other form of electronic transmission as provided by Virginia Code 13.1-686(c) as amended from time to time, of all meetings of the Directors, provided that notice need not be given of regular meetings held at times and places fixed by resolution of the Board. An annual meeting of the Board of Directors shall be held as soon as practicable after the adjournment of the annual meeting of shareholders. Meetings may be held at any time without notice if all of the Directors are present, or if those not present waive notice in writing either before or after the meeting. Directors may be allowed, by resolution of the Board, a reasonable fee and expenses for attendance at meetings.

        (b)       The Board of Directors may permit any or all Directors to participate in a regular or special meeting by, or conduct the meeting through the use of, any means of communication by which all Directors participating may simultaneously hear each other during the meeting. A Director participating in a meeting by this means is deemed to be present at the meeting.

        (c)       Action required to be taken at a Board of Directors’ meeting may be taken without a meeting if the action is taken by all Directors. The action shall be evidenced by one or more consents stating the action taken, signed by each Director either before or after the action taken, and included in the minutes or filed with the corporate records reflecting the action taken. Any written consent and the signing thereof may be accomplished by one or more electronic transmissions, as provided by Virginia Code Section 13.1-603 as amended from time to time.

ARTICLE III

Committees

Section 1       Executive Committee.

        (a)       On recommendation of the Nominating and Governance Committee, the Board of Directors shall, by vote of a majority of the number of Directors fixed by these Bylaws, designate an Executive Committee. The members of the Executive Committee shall serve until their successors are designated by the Board of Directors, until removed or until the Executive Committee is dissolved by the Board of Directors. All vacancies on the Executive Committee shall be filled by the Board of Directors.

        (b)       When the Board of Directors is not in session, the Executive Committee shall have all power vested in the Board of Directors by law, the Articles of Incorporation or these Bylaws, except as otherwise provided in the Virginia Stock Corporation Act. The Executive Committee shall report at the next regular or special meeting of the Board of Directors all action which the Executive Committee may have taken on behalf of the Board since the last regular or special meeting of the Board of Directors.

Section 2       Executive Compensation Committee.

        (a)       On recommendation of the Nominating and Governance Committee, the Board of Directors, at its regular annual meeting, shall designate an Executive Compensation Committee, which shall consist of three or more Directors who shall not be eligible for bonus, stock option or stock appreciation rights and each of whom shall satisfy the independence requirements of the New York Stock Exchange (“NYSE”), as amended from time to time. The responsibilities of the Executive Compensation Committee shall be set forth in its charter as approved by the Board of Directors.

        (b)       The Executive Compensation Committee shall fix its own rules of procedure. The Committee shall keep minutes of its meetings, and all action taken shall be reported to the Board of Directors. Vacancies on the Executive Compensation Committee shall be filled by the Board of Directors, and members shall be subject to removal by the Board at any time.

Section 3       Audit Committee.

        (a)       On recommendation of the Nominating and Governance Committee, the Board of Directors, at its regular annual meeting, shall designate an Audit Committee, which shall consist of three or more Directors whose membership on the Committee shall meet the requirements set forth in the rules of the NYSE, as amended from time to time. The responsibilities of the Audit Committee shall be set forth in its charter as approved by the Board of Directors.

        (b)       The Audit Committee shall fix its own rules of procedure. The Committee shall keep minutes of all of its meetings, and all action taken shall be reported to the Board of Directors. Vacancies on the Audit Committee shall be filled by the Board of Directors, and members shall be subject to removal by the Board at any time.

Section 4       Nominating and Governance Committee.

        (a)       On recommendation of the Nominating and Governance Committee, the Board of Directors shall, at its regular annual meeting, designate a Nominating and Governance Committee, which shall consist of three or more Directors each of whom shall satisfy the independence requirements of the NYSE, as amended from time to time. The responsibilities of the Nominating and Governance Committee shall be set forth in its charter as approved by the Board of Directors.

        (b)       The Nominating and Governance Committee shall fix its own rules of procedure. The Committee shall keep minutes of its meetings, and all action taken shall be reported to the Board of Directors. Vacancies on the Nominating and Governance Committee shall be filled by the Board of Directors, and members shall be subject to removal by the Board at any time.

        Section 5       Other Committees of the Board. The Board of Directors, by resolution duly adopted, may establish such other committees of the Board as it may deem advisable and the members, terms and authority of such committees shall be as set forth in the resolutions establishing the same.

        Section 6       Notice of Committee Meetings; Quorum. Meetings of any Committee shall be held at such places and at such times fixed by resolution of the Committee, or upon call of the Chief Executive Officer, the Chairman of the Board or the Chairman of the Committee. Not less than twelve (12) hours’ notice shall be given by letter, telegraph, telephone, in person, or, in the manner provided in Section 4 of Article II, electronically, of all meetings of any Committee, provided that notice need not be given of regular meetings held at times and places fixed by resolution of the Committee and meetings may be held at any time without notice if all of the members of the Committee are present or if those not present waive notice in writing either before or after the meeting. A majority of the members of the Committee then serving shall constitute a quorum for the transaction of business at any meeting.

ARTICLE IV

Officers

        Section 1       Election. The officers of the Company may consist of a Chief Executive Officer, a Chairman of the Board, a Vice Chairman of the Board, a President, one or more Vice Presidents (any one or more of whom may be designated as Executive Vice Presidents or Senior Vice Presidents), a Secretary and a Treasurer. In addition, such other officers may from time to time be elected by the Board of Directors, including, without limitation, one or more Assistant Secretaries and Assistant Treasurers. All officers shall hold office until the next annual meeting of the Board of Directors or until their successors are elected. The Chairman of the Board and the Vice Chairman of the Board shall be chosen from among the Directors. Any two offices may be combined in the same person as the Board of Directors may determine.

        Section 2       Removal of Officers; Vacancies. Any officer of the Company may be removed summarily with or without cause, at any time by a resolution passed at any meeting by affirmative vote of a majority of the number of Directors fixed by these Bylaws. Vacancies may be filled at any meeting of the Board of Directors.

        Section 3       Duties. The officers of the Company shall have such duties as generally pertain to their offices, respectively, as well as such powers and duties as are hereinafter provided and as from time to time shall be conferred by the Board of Directors. The Board of Directors may require any officer to give such bond for the faithful performance of his duties as the Board may see fit.

        Section 4       Duties of the Chief Executive Officer. The Chief Executive Officer shall be responsible for the execution of the policies of the Board of Directors and shall have supervision over the business of the Company and its several officers, subject to the authority of the Board of Directors. Unless the Board of Directors provides otherwise, the Chief Executive Officer also shall be the President of the Company. The Chief Executive Officer may sign and execute in the name of the Company deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Company or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the Chief Executive Officer and such other duties as from time to time may be assigned to him by the Board of Directors.

Section 5       Chairman of the Board.

        (a)       The Chairman of the Board shall preside at all meetings of shareholders, the Board of Directors and, unless there is a Chairman of the Executive Committee, the Executive Committee.

        (b)       The Chairman of the Board may sign and execute in the name of the Company deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Company or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the Chairman of the Board and such other duties as from time to time may be assigned to him by the Board of Directors.

        Section 6       Duties of the Vice Chairman of the Board. The Vice Chairman of the Board shall perform all duties incident to the office of the Vice Chairman of the Board and shall have such other powers and duties as may from time to time be assigned to him by the Board of Directors, the Chief Executive Officer or the Chairman of the Board. The Vice Chairman of the Board may sign and execute in the name of the Company deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Company or shall be required by law otherwise to be signed or executed.

        Section 7       Duties of the President. The President shall have direct supervision over the business of the Company subject to the authority of the Board of Directors, the Chief Executive Officer (if the President is not also Chief Executive Officer) and the Chairman of the Board. The President may sign and execute in the name of the Company deeds, mortgages, bonds, contracts or other instruments, except in cases where the signing and the execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Company or shall be required by law otherwise to be signed or executed. In addition, he shall perform all duties incident to the office of the President and such other duties as from time to time may be assigned to him.

        Section 8       Duties of the Vice Presidents. Each Vice President of the Company (including any Executive Vice President and Senior Vice President) shall have powers and duties that are customary for that office and such other powers and duties as may from time to time be assigned to him. Any Vice President of the Company may sign and execute in the name of the Company deeds, mortgages, bonds, contracts and other instruments, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Company or shall be required by law otherwise to be signed or executed.

        Section 9       Duties of the Treasurer. The Treasurer shall have charge and custody of and be responsible for all funds and securities of the Company, and shall cause all such funds and securities to be deposited in such banks and depositories as the Board of Directors from time to time may direct. He shall maintain adequate accounts and records of all assets, liabilities and transactions of the Company in accordance with generally accepted accounting practices; shall exhibit his accounts and records to any of the Directors of the Company at any time upon request at the office of the Company; shall render such statements of his accounts and records and such other statements to the Board of Directors and officers as often and in such manner as they shall require; and shall make and file (or supervise the making and filing of) all tax returns required by law. He shall in general perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him.

        Section 10       Duties of the Secretary. The Secretary shall act as secretary of all meetings of the Board of Directors and the shareholders of the Company, and shall keep the minutes thereof in the proper book or books to be provided for that purpose. He shall see that all notices required to be given by the Company are duly given and served; shall have custody of the seal of the Company and shall affix the seal or cause it to be affixed to all certificates for stock of the Company and to all documents the execution of which on behalf of the Company under its corporate seal is duly authorized in accordance with the provisions of these Bylaws; shall have custody of all deeds, leases, contracts and other important corporate documents; shall have charge of the books, records and papers of the Company relating to its organization and management as a Company; shall see that the reports, statements and other documents required by law (except tax returns) are properly filed; and shall, in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him.

        Section 11       Other Duties of Officers. Any officer of the Company shall have, in addition to the duties prescribed herein or by law, such other duties as from time to time shall be prescribed.

ARTICLE V

Capital Stock

        Section 1       Certificates. The shares of capital stock of the Company shall be evidenced by certificates in forms prescribed by the Board of Directors and executed by the Chief Executive Officer or the Chairman of the Board and by the Secretary or an Assistant Secretary and stating thereon the information required by law. Transfer agents and/or registrars for one or more classes of the stock of the Company may be appointed by the Board of Directors and may be required to countersign certificates representing stock of such class or classes. In the event that any officer whose signature or facsimile thereof shall have been used on a stock certificate shall for any reason cease to be an officer of the Company and such certificate shall not then have been delivered by the Company, the Board of Directors may nevertheless adopt such certificate and it may then be issued and delivered as though such person had not ceased to be an officer of the Company.

        Section 2       Lost, Destroyed and Mutilated Certificates. Holders of the stock of the Company shall immediately notify the Company of any loss, destruction or mutilation of the certificate therefor, and the Board of Directors may, in its discretion, cause one or more new certificates for the same number of shares in the aggregate to be issued to such shareholder upon the surrender of the mutilated certificate or upon satisfactory proof of such loss or destruction, and the deposit of a bond in such form and amount and with such surety as the Board of Directors may require.

        Section 3       Transfer of Stock. The stock of the Company shall be transferable or assignable only on the books of the Company by the holders in person or by attorney on surrender of the certificate for such shares duly endorsed and, if sought to be transferred by attorney, accompanied by a written power of attorney to have the same transferred on the books of the Company. The Company will recognize the exclusive right of the person registered on its books as the owner of shares to receive dividends and to vote as such owner.

        Section 4       Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of the shareholders or any adjournment thereof, or entitled to receive payment for any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than seventy (70) days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken. If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. Except as otherwise required by law, when a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section such determination shall apply to any adjournment thereof.

ARTICLE VI

Miscellaneous Provisions

        Section 1       Seal. The seal of the Company shall consist of a flat-face circular die, of which there may be any number of counterparts, on which there shall be engraved in the center the words “Albemarle Corporation.”

        Section 2       Fiscal Year. The fiscal year of the Company shall end on December 31st of each year.

        Section 3       Books and Records. The Company shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors. The Company shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar a record of its shareholders, giving the names and addresses of all shareholders, and the number, class and series of the shares being held.

        Section 4       Checks, Notes and Drafts. Checks, notes, drafts and other orders for the payment of money shall be signed by such persons as the Board of Directors from time to time may authorize. When the Board of Directors so authorizes, however, the signature of any such person may be a facsimile.

        Section 5       Amendment of Bylaws. These Bylaws may be amended or altered at any meeting of the Board of Directors. The shareholders entitled to vote in respect of the election of directors, however, shall have the power to rescind, alter, amend or repeal any Bylaws and to enact Bylaws which, if expressly so provided, may not be amended, altered or repealed by the Board of Directors.

        Section 6       Voting of Stock Held. The Chief Executive Officer, the Chairman of the Board or such other officer or officers as may be designated by the Board of Directors or the Executive Committee shall from time to time appoint an attorney or attorneys or agent or agents of this Company, in the name and on behalf of this Company, to cast the vote which this Company may be entitled to cast as a shareholder or otherwise in any other company any of whose stock or securities may be held in this Company, at meetings of the holders of the stock or other securities of such other company, or to consent in writing to any action by any of such other company, and shall instruct the person or persons so appointed as to the manner of casting such votes or giving such consent and may execute or cause to be executed on behalf of this Company and under its corporate seal or otherwise, such written proxies, consents, waivers or other instruments as may be necessary or proper in the premises; or, in lieu of such appointment, the Chief Executive Officer, the Chairman of the Board or any such designated officer or officers may attend in person any meetings of the holders of stock or other securities of any such other company and there vote or exercise any or all power of this Company as the holder of such stock or other securities of such other company.

        Section 7       Control Share Acquisition Statute. Article 14.1 of the Virginia Stock Corporation Act (“Control Share Acquisitions”) shall not apply to acquisitions of shares of stock of the Company.

EXHIBIT 31(a)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark C. Rohr, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Albemarle Corporation for the period ending September 30, 2003;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 31, 2003

/s/ MARK C. ROHR
Mark C. Rohr,
President and
Chief Executive Officer

EXHIBIT 31(b)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul F. Rocheleau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Albemarle Corporation for the period ending September 30, 2003;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 31, 2003

/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau,
Senior Vice President and
Chief Financial Officer

EXHIBIT 32(a)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Albemarle Corporation (the “Company”) for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark C. Rohr, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MARK C. ROHR
Mark C. Rohr
President and
Chief Executive Officer
October 31, 2003

EXHIBIT 32(b)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report on Form 10-Q of Albemarle Corporation (the “Company”) for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Paul F. Rocheleau, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    (2)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau
Senior Vice President and
Chief Financial Officer
October 31, 2003