Form 10-K
period 2003-12-31
ALBEMARLE CORP
filed 2004-03-01
CIK 915913

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐    Transition Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-12658

ALBEMARLE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Number of shares of common stock outstanding as of February 13, 2004: 41,419,000.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $898,135,048, based on the reported last sale price of common stock on June 30, 2003, the last business day of the registrant’s most recently completed second quarter.

*In determining this figure, an aggregate of 9,104,326 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., William M. Gottwald, John D. Gottwald and James T. Gottwald and members of their families have been excluded and treated as shares held by affiliates. See Item 12 herein.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Albemarle Corporation and Subsidiaries

PART I

ITEM 1.    Business

Albemarle Corporation is a Virginia corporation with its principal executive offices located at 330 South Fourth Street, Richmond, Virginia 23219 and its principal operations offices located at 451 Florida Street, Baton Rouge, Louisiana 70801. References to “Albemarle” or the “Company” refer to Albemarle Corporation and its consolidated subsidiaries.

Albemarle is a major worldwide producer of specialty chemicals. Its operations are managed and reported as two separate and distinct operating segments: Polymer Chemicals and Fine Chemicals. Most of Albemarle’s products are additives to or intermediates for plastics, polymers and elastomers, cleaning products, personal care products, agricultural compounds, pharmaceuticals, drilling compounds, paper processing chemicals, and biocides. The Company’s sales primarily are made directly to manufacturers of these products. The Company also performs custom research and development manufacturing campaigns for third parties.

Albemarle employs approximately 3,000 people.

Polymer Chemicals:    The Polymer Chemicals operating segment consists of a broad range of chemicals, including flame retardants, catalysts and polymer additives.

Albemarle’s brominated, mineral-based and phosphorus flame retardants are manufactured to help materials meet fire-safety requirements in finished products that serve a variety of end-use markets including electronic enclosures, wire and cable, printed circuit boards, electrical connectors, construction and textiles.

The Company’s catalyst business is the world’s largest manufacturer and marketer of aluminum alkyls that are used as co-catalysts in the production of polyolefins, such as polyethylene and polypropylene, elastomers, alpha olefins such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. The Company continues to build on its organometallics base and expand the portfolio of products and capabilities it offers its customers pursuing the development and commercialization of polymers based on metallocene/single-site catalysts.

Albemarle also produces polymer additives, such as curatives for polyurethane and epoxy system polymerization, as well as for ultraviolet curing of various inks and coatings. Antioxidants and alkylated hindered phenolics are produced to maintain the performance integrity of thermoplastic resins.

Fine Chemicals:    The Fine Chemicals operating segment includes a broad range of chemicals, including pharmachemicals, agrichemicals, fine chemistry services and intermediates and performance chemicals.

The Company’s bulk actives, ibuprofen and naproxen, are widely used to provide fever reduction and temporary pain relief. Bulk ibuprofen and naproxen are formulated by pharmaceutical companies who sell to customers in both the prescription and over-the-counter markets. Ibuprofen- and naproxen-based products accounted for approximately 31% and 6% of the U.S. over-the-counter analgesic market in 2003 on a volume basis, respectively. These products compete against other painkillers, including aspirin and acetaminophen. The Company is one of the world’s largest producers of ibuprofen.

The Company’s agrichemicals are sold to chemical companies that supply finished products to farmers, governments and others. These products include orthoalkylated anilines for the acetanilide family of pre-emergent herbicides used on corn, soybeans and other crops; methyl bromide used as a soil fumigant; and organophosphorus products used as an insecticide. Methyl bromide, one of the Company’s products, is regulated based on the Montreal Protocol of 1991 and the subsequent phase-out amendment in the EPA Clean Air Act.

Included in performance chemicals are elemental bromine, alkyl bromides, inorganic bromides, and a number of bromine fine chemicals. Applications for these bromine-based performance chemicals primarily exist in chemical synthesis, oil and gas well drilling and completion fluids, water purification, television glass making, cleaning products and photographic chemicals.

Other performance chemicals products include tertiary amines for surfactants and biocides, disinfectants and sanitizers; potassium- and chlorine-based products used in television glass making and various other industrial applications; alkenyl succinic anhydride (ASA) used in paper-sizing formulations; and urea formaldehyde resins used in coating applications and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. These products have many varied customers and are sold to suppliers for use in household, institutional and industrial cleaners, personal care products, coatings, automotive insulators and other industrial products.

International Operations

The Company operates on a worldwide basis with (i) manufacturing plants located in the United States and Western Europe, (ii) interests in certain joint-venture production facilities in Japan, People’s Republic of China, Jordan and Austria, and (iii) offices and distribution terminals in Western Europe, Asia and the United States. The Company

Albemarle Corporation and Subsidiaries

does not believe it has significant assets in countries in which those assets would be deemed to be exposed to substantial risk. See Item II, Properties and Note 18, “Operating Segments and Geographic Area Information” of notes to the consolidated financial statements in Item 8 on page 46.

Competition

Albemarle operates in a highly competitive marketplace, competing against a number of other companies in most of its product lines. In recent years, Albemarle has experienced increased competition from companies in Asia and India. Competition is based on several key criteria, dependent upon the product area, including: product performance and quality; product price; product availability and security of supply; product development in cooperation with customers; and customer service.

To remain competitive, the Company invests in research and development, product and process improvements and specialized customer services. Through research and development, the Company continues to introduce value-added products and products based on proprietary technologies. The Company’s ability to compete will be dictated by its expertise and willingness to respond to the varied needs of industry through selective investment in its flexible manufacturing centers and through adaptations in current facilities to make new products. These capabilities fit well with Albemarle’s process technology background.

In the Polymer Chemicals arena, competition can come from different polymers being substituted for use in end products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, and Albemarle has expanded its product portfolio to include bromine, mineral and phosphorus chemistries that are common in over 80% of end uses today. For catalysts and additives, competition is introduced by low-cost suppliers in antioxidants and other commodity-like products and by new methods of polymer production. The Company has begun to offer its basic products from lower cost sources, and has pursued new blending technology to produce better, more easily processed forms of antioxidant blends. Albemarle has been a leader in developing single-site catalysts to assist major polymer producers in altering the properties of polymers to meet market needs.

In the Fine Chemicals segment there is increasing competition from large-scale, generic pharmaceutical products, particularly from Asian and Indian sources. The Company is developing products for pharmaceuticals at early stages, well prior to the phase where the product will be marketed generically, in order to develop relationships and processes that may provide an opportunity to produce the larger quantities needed for patient sales. Initial successes in this area are promising. While there are few physical barriers to entry in this approach, Albemarle’s reputation for research expertise, and its strong history of developing process technology are important components in generating new opportunities for the Company.

Raw Materials and Significant Supply Contracts

Raw materials used by the Company include potassium chloride, bisphenol-A, chlorine, ethylene, caustic soda, aluminum trihydrate, alpha olefins, as well as electricity and natural gas as fuels, most of which are readily available from numerous suppliers and are purchased or provided under contracts at prices the Company believes are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to offset short-term price fluctuations.

The Company also produces bromine in Arkansas from its extensive brine reserves supported by an active brine rights leasing program. In addition, the Company, through its interest in Jordan Bromine Company Limited (“JBC”), produces bromine from extensive brine reserves in the Dead Sea Evaporation Pan System. This bromine is used in derivative plants in Jordan and in various regions in the world, particularly in Asia.

The Company’s subsidiary Martinswerk GmbH (“Martinswerk”) has certain contracts that require Martinswerk to purchase certain minimum annual quantities of aluminum trihydrate from its suppliers. The Company also entered into a range of phosphorus intermediate supply agreements with Rhodia S.A. and certain of its affiliated companies (“Rhodia”) as part of the acquisition of the Rhodia polyurethane flame retardants business.

Major Customers

Due to the diversity of product lines in which Albemarle competes, no major portion of overall sales or earnings was generated by one customer nor is the Company overly reliant on contracts with any one public, private or governmental entity, although loss of one or more major customers could have a substantial financial impact.

A number of the Company’s customers manufacture products for cyclical industries such as the agricultural, pharmaceutical, automotive, electronics and building and construction industries. As a result, demand for the products of the Company from customers in such industries also is cyclical. However, due to the diversity and size of the Company’s operations, there is little seasonal variation in revenues or earnings, except for certain agricultural and pharmaceutical products and certain electronics-related

Albemarle Corporation and Subsidiaries

flame retardants. In addition, the profitability of sales of certain products depends on the level of industry growth and plant capacity utilization.

Other Matters

On January 21, 2003, Albemarle acquired Ethyl Corporation’s (“Ethyl”) fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $27 million in cash. On July 23, 2003, the Company acquired the phosphorus-based polyurethane flame retardants businesses of Rhodia, which included a production site in Avonmouth in the United Kingdom, and supply contracts for flame retardants and intermediates manufactured at Rhodia’s sites in Charleston S.C., and in Oldbury and Widnes in the United Kingdom. The acquisition purchase price totaled approximately $80 million in cash in exchange for intellectual property, inventory and fixed assets. On December 2, 2003, the Company acquired Atofina’s bromine fine chemicals business (“Atofina”) for approximately $11 million. The transaction includes working capital and the transfer to the Company of Atofina’s production site in Port de Bouc, France.

Effective January 1, 2004, Albemarle acquired the business assets, customer lists and other intangibles of Taerim International Corporation (“Taerim”) and formed Albemarle Korea Corporation, which is located in Seoul. Taerim was Albemarle’s Korean distributor and representative for twelve years, and has developed a substantial polymer additives business.

Research & Development and Patents

Albemarle’s research and development (“R&D”) efforts support both the Polymer Chemicals and Fine Chemicals operating segments.

The Polymer Chemicals research focus is divided among new and improved flame retardants, polymerization catalysts and cocatalysts, polymer additives and blends, and curing agents. Flame retardant research is focused on developing new and improving existing flame retardants to meet higher performance requirements required by today’s polymer producers, formulators, and original equipment manufacturers. Catalysts research is primarily focused on providing to polymer producers catalysts, cocatalysts, and finished catalyst systems they require to meet the market’s demand for improved polyolefin polymers and elastomers. Polymer Additives research is focused on developing improved capabilities to deliver to the polymer market commodity and value added polymer additive blends. Curatives research is primarily focused on improving and extending our line of curing agents and formulations. These efforts are expected to continue into 2004 and beyond.

The focus of the Company’s Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry. These efforts are expected to continue into 2004 and beyond.

The Company spent approximately $18.4 million, $16.5 million and $21.9 million in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2 (“SFAS No. 2”), “Accounting for Research and Development Costs,” in 2003, 2002 and 2001, respectively, on research and development. Total R&D department spending was $29.2 million, $26.4 million and $27.2 million in 2003, 2002 and 2001, respectively, including $28.3 million in 2003 related to technical services support to customers and the Company’s plants, testing of existing products, quality improvement and environmental studies.

The Company considers patents, licenses and trademarks to be of significance to its business. As of December 31, 2003, the Company owned 1,437 active United States and foreign patents, including 31 U.S. patents and 143 foreign patents issued in 2003. In addition, 12 U.S. patents and 102 foreign patents were obtained through acquisitions during 2003. Some of the Company’s patents are licensed to others. In addition, rights under the patents and inventions of others have been acquired by the Company through licenses. The Company’s patent position is actively managed and is deemed by it to be adequate for the conduct of its business.

Environmental Regulation

The Company maintains and operates manufacturing and distribution facilities and equipment that are used in the Polymer and Fine Chemicals segments. These are subject to environmental risks and regulations, which are discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Restated under the heading “Environmental Matters” on page 16.

Financial Information as to Industry Segments and Geographic Areas

Albemarle’s operations are substantially all in the chemicals industry. Industry segments and geographic area information for the Company’s operations for the three years ended December 31, 2003, is presented in Note 18, “Operating Segments and Geographic Area Information” of the notes to the consolidated financial statements in Item 8 on page 46.

Albemarle Corporation and Subsidiaries

Financial Information about Foreign and Domestic Operations and Export Sales

Financial information about the Company’s foreign and domestic operations and export sales for the three years ended December 31, 2003, is set forth in Note 18, “Operating Segments and Geographic Area Information” of the notes to the consolidated financial statements in Item 8 on page 46. Domestic export sales to non-affiliates may be made worldwide but are made primarily in the Asia Pacific region and Europe. Foreign unaffiliated net sales are primarily in Europe, the Middle East, Japan and the Asia Pacific region.

Available Information

The Company’s Internet Website address is: www.albemarle.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as the annual report to shareholders and Section 16 reports on Forms 3, 4 and 5, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

The Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation and Nominating and Governance Committees are also available on the Company’s website and are available in print to any shareholder upon request by writing to Investor Relations, 330 South Fourth Street, Richmond, Virginia 23219, or by calling (804) 788-6091.

ITEM 2.    Properties

The Company leases its executive offices and operations offices in Richmond, Virginia and Baton Rouge, Louisiana, respectively; and its regional offices in Singapore; Tokyo, Japan; and Shanghai and Beijing, China; as well as various other offices.

The following is a brief description of the principal plants and related facilities of the Company, all of which are owned except as stated below.

Location	Principal Operations

Avonmouth, United Kingdom	Production of flame retardants

Baton Rouge, Louisiana (2 facilities, one on leased land)	Research and product development activities, and production of flame retardants, catalysts and additives

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities

Dayton, Ohio (Leased land)	Research, product development and small-scale production of fine chemicals

Feluy, Belgium (Leased by BP in 1996 under a 99-year lease but operated for the Company)	Production of aluminum alkyls

Jin Shan District, Shanghai, China (30% joint venture with Shanghai BoNing Investment and Development Company, Ltd, and Shanghai Yonghui Science and Technology Company, Limited)	Production and marketing of catalysts and related specialty products, by-products and derivatives

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities

Magnolia, Arkansas (South Plant)	Production of flame retardants, bromine, inorganic bromides, agrichemical intermediates and tertiary amines

Magnolia, Arkansas (West Plant)	Production of flame retardants and bromine

Magnolia, Arkansas (East Plant)	Production of bromine

Albemarle Corporation and Subsidiaries

Location	Principal Operations

Ninghai County, Zhejiang Province, China (25% joint venture with Ninghai County Jinhai Albemarle Chemical and Industry Company Limited)	Production of antioxidants and polymer intermediates

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals

Port-de-Bouc, France	Production of flame retardants, fine chemicals and bromine

Safi, Jordan (50% joint venture with Arab Potash Company Limited)	Production of bromine and derivatives

St. Jakobs/Breitenau, Austria (50% joint venture with TILOS Vermogensverwaltrung GmbH, Cologne, Germany and Veitsch-Radex GmbH, Vienna, Austria)	Production of specialty magnesium hydroxide products

Takaishi City, Osaka, Japan (50% joint venture with Mitsui Chemicals, Inc.)	Production of aluminum alkyls

Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters

Thann, France	Production of fine chemicals including pharmaceutical and agrichemical intermediates, photographic intermediates, high-purity caustic potash, potassium carbonate and chlorine

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities

Most of the Company’s plants operated in 2003 at rates similar to those experienced in 2002, with the largest exception being the Magnolia, Arkansas, bromine-based performance chemicals’ facilities, which improved utilization in 2003.

The Company believes that its plants, including planned expansions, will be adequate at projected sales levels for 2004. Operating rates of certain plants vary with product mix and normal seasonal sales swings. The Company believes that its plants generally are well maintained and in good operating condition.

The Company has shared services agreements with third parties at certain of its locations at cost plus a percentage fee. The shared services include utilities and services related to facilities management.

ITEM 3.    Legal Proceedings

The Company is involved from time to time in legal proceedings of types regarded as common in the Company’s businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation.

The Company maintains a financial accrual for these proceedings which includes defense costs and potential damages, as estimated by its General Counsel. The Company also maintains insurance to mitigate such risks. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

ITEM 4.    Submission of Matters to a Vote of Security Holders

NONE.

Albemarle Corporation and Subsidiaries

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the New York Stock Exchange under the symbol ALB. The market price highs and lows (per the New York Stock Exchange) by quarters for the years 2003 and 2002 are listed below:

	2003		2002
Quarter	High	Low	High	Low
First	$29.88	$22.10	$27.73	$21.90
Second	28.62	23.72	33.00	26.67
Third	29.22	25.99	31.95	24.80
Fourth	30.70	25.63	31.36	23.60

There were 41,153,008 shares of common stock held by 5,125 shareholders of record as of December 31, 2003.

On November 19, 2003, the Company’s Board of Directors increased the quarterly dividend rate by 4%, from $.14 per share to $.145 per share or $.58 per share on an annual basis, payable January 1, 2004 to shareholders of record December 15, 2003.

Shareholders’ equity per share at December 31, 2003, was $15.46, up 12% from $13.78 at December 31, 2002, which was up 5% from $13.18 at December 31, 2001.

ITEM 6.    Selected Financial Data—Restated

The information for the five years ended December 31, 2003, is contained in the “Five-Year Summary—Restated” included in Part IV, Item 15, Exhibit 99 on page 57. Certain amounts for the periods December 31, 1999 through December 31, 2002 have been restated (see Note 20, “Restatements” of the notes to the consolidated financial statements in Item 8 on page 49).

ITEM 7.    Management’s Discussion and Analysis Of Financial Condition and Results Of Operations—Restated

The following financial data and discussion provides an analysis of certain significant factors affecting the results of operations of the Company for years ended December 31, 2003, 2002 and 2001. In addition, a discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 15.

Some of the information presented in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the Company’s current expectations, which are in turn based on the Company’s reasonable assumptions within the bounds of its knowledge of its business and operations. There can be no assurance, however, that the Company’s actual results will not differ materially from the results and expectations in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company’s products, increases in the cost of products, increases in the cost of energy and raw materials (notably, ethylene, chlorine and natural gas), changes in the Company’s markets in general, fluctuations in foreign currencies, changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending, changes in laws and regulations, unanticipated claims or litigation, the inability to obtain current levels of product or premises liability insurance or the denial of such coverage, political unrest affecting the global economy and changes in accounting standards. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Overview and Outlook

As Albemarle enters 2004, the Company is well positioned to further expand and diversify operations. In 2003, revenue increased by 10%, up $102 million, from 2002, driven by our acquisitions, favorable foreign exchange movement, and the development and expansion of our base business. This momentum is expected to continue in 2004; however, the growth is expected to be moderated due to continued margin pressure and the maturation of selected products. Albemarle is in a strong financial position to capture new opportunities and further build our diversified global platform.

We expect to continue to strengthen our global platform through organic growth and acquisitions. About 27% of our 2003 sales originated from businesses we acquired within the past five years. These acquisitions were strategically aligned to support our product portfolio and were accretive to earnings within a year. We continue to look for acquisitions that meet our strategic and financial objectives.

During 2004, we plan to provide resources to fuel the continuing research and development essential for growth. New products developed within the past five years now account for almost 15% of net sales, up from 12% in 2002. This past success has prompted a re-evaluation of our earlier goal of 15%, which may be increased to 20% of our portfolio by 2006.

Our research programs not only include development of new products, but also extend to the introduction of efficient process technology to support our manufacturing expertise. Our history in organometallic and bromine chemistry provides the foundation to serve new polymer, pharmaceutical and other product areas. We expect new

Albemarle Corporation and Subsidiaries

opportunities to result from the combination of our technical expertise coupled with our global marketing and distribution. New developments include innovative bromine-based products for use in water treatment, catalysts for the next generation of ultra-thin, ultra-clear, ultra-strong polyolefin films and intermediates that support promising advances in drug delivery systems.

Albemarle continues to grow geographically, expanding our footprint in key growth regions of the world through acquisitions, joint ventures, new distribution channels and other methods. In Asia we have recently formed and launched our trading company to support growth in China, and although our starting point is relatively low, we have seen an 80% increase in Chinese sales in 2003 versus 2002. Further, we are in the process of starting up our joint-venture polyolefins catalyst plant near Shanghai. In January of 2004, we acquired a distribution and marketing company in Korea, providing direct access to many important customers in the region. It is our belief that sales into Asia will grow at a faster rate than other parts of the world.

The search for growth across a wide front is critical. In recent years, chemical industry earnings have been pinched between low demand caused by a worldwide economic slump and increasing raw material and energy prices. For example, our raw material and energy costs were up over $24 million compared to 2002. It is difficult to forecast the level and direction of pricing trends in raw materials and energy, but we do see a continued bias toward higher costs in these areas as the economic recovery continues.

The Company frequently reviews the impact of key raw materials and energy costs on our business and reports on their impact, excluding any costs passed through to our customers. Ethylene increases of one cent per pound impact earnings per share (“EPS”) by one and one-half cents on an annual basis. Similarly, chlorine increases of $10 per ton lower EPS by two cents, and a change in the price of alumina trihydrate of $10 per ton change EPS by about seven cents. Natural gas increases of $1 per million BTUs reduce earnings about 10 cents per share, including the impact on electricity costs. All of these costs are calculated before taxes.

For many years we have faced ever-increasing competition from Asian manufacturers. This trend is expected to continue. Our margins have been affected by more aggressive global competition, and when this is combined with price pressures related to the slow economic recovery in the U.S. manufacturing sector, it is easy to see the need for a relentless pursuit of cost control and innovation. We have also experienced the loss of key customers for certain of our products. Albemarle will continue the systematic construction of a global, low-cost portfolio based on new technology—both internally developed and acquired—and serving our customers well. This is the key to our future performance as we seek to realign our activities to these global changes.

As we enter 2004, the strength of the economy is one of the primary drivers of our business, particularly as it relates to growth in consumer electronics and construction, two important end-use markets for Polymer Chemicals. This business is also expected to be positively influenced by a combination of internal development, cost improvements and bolt-on acquisitions.

We also are monitoring closely the financial and competitive impact of foreign exchange movements. Overall, the recent weakening of the United States dollar is positive for the Company, but this volatility always has sequential ramifications, and the impact can change over time. Based on the 2003 sales mix, Albemarle has calculated the impact on net sales of movement in exchange rates of the dollar against significant sales currencies for the Company: A movement of 1% in the Japanese yen will affect dollar sales figures by about $700,000 on an annual basis. The European Union’s Euro’s fluctuation of 1% against the dollar will change Albemarle sales by about $3 million on an annual basis.

Fine Chemicals

Our Fine Chemicals business is expected to be influenced by many of the same factors in 2004 as in 2003, raw material and energy cost issues and the continued decline of certain product volumes in the U.S.

On the positive side, we expect continued improvement in our inorganic bromine business, where Albemarle has attained a strong global position.

Our bromine-based products are now integrated back to key raw materials in two major regions of the world, which gives us the flexibility to serve customers from Arkansas in the United States or Safi in Jordan. In addition, the many fine chemicals that have bromine as a component are being developed and supplemented by our research and development teams in the U.S., Europe and Asia, and we expect to continue to benefit from the focus on bromine compounds. With a second-half rise in demand for bromine in 2003, we were able to increase prices for some of our products. This is a very positive sign for 2004, should the broader economic recovery continue.

Our Jordan Bromine Company joint venture on the Dead Sea continues to perform above expectations. This venture will provide the Company with low cost raw materials and derivatives for many years, serving as an important geographic base to support Albemarle’s sales into Europe and Asia. Also, the December 2003 acquisition of the AtoFina bromine chemicals business will provide an enhanced manufacturing base and additional products.

Albemarle Corporation and Subsidiaries

The other key growth element in Fine Chemicals is the investment we are making in the development of potential new products, many in conjunction with major pharmaceutical firms. We have evolved our own strategy to focus earlier in the process, particularly on pharmaceuticals, and we have found strong interest among a growing list of customers, as evidenced by inquiries and quotes offered for our services. We now have a pipeline of over 80 new opportunities in pre-commercial products. While there is no guarantee that any of these products have commercial viability, our experience suggests that these efforts will drive much of our organic growth.

This development pipeline provides Albemarle with several channels to participate in different points of a product life cycle, and creates opportunities to manufacture the next generation of large-volume products. The Company’s contract research, laboratory, scale-up and flexible manufacturing capabilities provide the infrastructure to produce high-value niche products in our pipeline.

In addition to general economic pressures, shipments of certain Fine Chemicals segment products, such as methyl bromide and other agricultural chemicals, are expected to decline over the next few years based on regulatory decisions that impact the marketing life or distribution reach of these products. For example, methyl bromide, a soil fumigant, is scheduled to be phased out of use in the United States by the beginning of 2005, except for critical uses and other limited exemptions. There are efforts underway to postpone the phase out, based on the lack of available substitutes in the market. In addition, in January 2004 our zeolites unit serving the U.S. domestic detergent builders industry was idled. The Company is evaluating alternative uses for this asset.

The increasing strength of Asian competitors most directly affects the Fine Chemicals segment, particularly in the larger quantity, generic pharmaceutical products. Just as the Company has done in the United States, we are seeking to combat these competitive issues through increased marketing efforts, product enhancements, cost control, sourcing initiatives, and joint ventures. These competitive pressures are not new issues to the Company or the chemical industry, but it is often difficult to predict the impact on our customers.

Polymer Chemicals

The Polymer Chemicals segment is expected to continue strong growth due to favorable economic conditions, a broad product range and a series of strategic acquisitions over the past few years. In 2003, two of the Company’s three acquisitions involved the Polymer Chemicals segment.

In the catalysts and additives area, the new fuel and lube antioxidants business brought in approximately $23 million in annual net sales to the Albemarle portfolio. The new phosphorus flame retardant business, with sales of about $55 million annually, was added in July. The two lines were quickly integrated into the Company’s portfolio, and both are expected to achieve the goal of being accretive to earnings within one year of their purchase.

In the second half of 2003, catalysts and curatives volumes improved, reflecting strength in downstream polyvinyl chloride (PVC), polyethylene, and other related plastics markets. Overall, flame retardant volumes were up at double-digit levels compared to the corresponding period in 2002. Pricing for flame retardants held steady for the year versus the prior year. Strong volume trends in Polymer Chemicals may indicate overall economic improvement, and there are signs the trend could continue into 2004.

In light of the improving economic environment, we completed construction of a tetrabrom flame retardant production unit in Jordan, and provided qualification samples to many European and Asian customers. Capacity in this unit is about 12,000 metric tons, and the successful start-up in Jordan gives Albemarle, through its joint venture, substantial flexibility in meeting customer needs around the world.

Also the acquisition of the phosphorus flame retardant business added a third, critical technology to Albemarle’s flame retardant line. Our bromine, mineral and phosphorus based products provide us with the ability to offer a variety of solutions to our flame retardant customers, and solidifies our strategy to become the premier, full-service flame retardant company.

We continue to look for acquisitions in the Polymer Chemicals segment that provide a strategic and financial fit.

Corporate

Our drive to expand our global business platform is supported by a strong balance sheet and cash flow. During 2003, the cash flow from operations provided the fuel for $118 million in acquisitions, $53 million of new capital (including joint ventures), $18 million of stock repurchases and $26 million dividends paid. We continue to have adequate financial headroom to pursue acquisitions and are positioned to raise additional funding if the need arises.

The outlook for 2004 is to follow similar themes—growth-oriented expenditures for acquisitions and capital, dividend payments and selective stock repurchases when warranted.

Our pension plan is well funded with pension assets of $406 million at the end of 2003-up from $334 million at the start of the year. We have been able to take advantage of good stock and bond market performance during 2003.

Albemarle Corporation and Subsidiaries

We also have taken steps to reduce our future pension liability by closing the defined pension benefit plan to new employees in the United States beginning in April 2004. New employees will have the opportunity to participate in a defined contribution plan.

Management continues to exercise control over costs in all areas, and expects to increase funding for research and development as administrative costs are diminished in other areas. There is significant activity around improving and streamlining our transaction capabilities through the formation of an Alliance Services group within the company. As one example of the benefits of this program, we were able to generate orders from Albemarle systems within 18 hours of the closing of one recent acquisition in Europe.

We have continued to evaluate many acquisition opportunities brought to the market as the industry continues to restructure. While we will consider equity dilution for larger acquisitions, we are steadfast in our focus on adding value. This approach results in conservative valuations for possible acquisitions, and an intention to preserve a strong balance sheet. Our dedication to creating wealth for our shareholders is a constant.

In summary, as Albemarle enters the next decade we believe the Company is well positioned to grow and create additional value for our shareholders. The Company has the underlying technologies, products and organization to participate in the ever-changing global chemical industry. The Company has put in place strategies to grow the business and control costs, and believes there is an equal balance between the positive developments within the Company and the external forces that moderate growth and profitability.

Restatements and Reclassifications

The 2002 financial statements have been restated to move the recognition of revenue of a fourth quarter 2002 transaction from December 31, 2002 results to the first quarter and second quarter of 2003. See Note 20 to the consolidated financial statements and the following chart for the impact of the restatement on the management discussion and analysis presented herein:

Period	Net Sales	Gross Profit	Income Taxes	Net Income	Diluted EPS
Fourth Quarter 2002
As Reported	$255,192	$56,347	$(7,407)	$16,901	$0.40
Adjustments	(3,516)	(2,706)	982	(1,724)	(0.04)

Restated	$251,676	$53,641	$(6,425)	$15,177	$0.36

Twelve Months 2002
As Reported	$1,011,434	$235,236	$(29,068)	$74,745	$1.73
Adjustments	(3,516)	(2,706)	982	(1,724)	(0.04)

Restated	$1,007,918	$232,530	$(28,086)	$73,021	$1.69

First Quarter 2003
As Reported	$265,570	$57,642	$(4,096)	$20,994	$0.50
Adjustments	1,169	900	(327)	573	0.01

Restated	$266,739	$58,542	$(4,423)	$21,567	$0.51

Second Quarter 2003
As Reported	$269,476	$58,426	$(414)	$22,583	$0.54
Adjustments	2,347	1,806	(655)	1,151	0.02

Restated	$271,823	$60,232	$(1,069)	$23,734	$0.56

Twelve Months 2003
Amounts Before Adjustments	$1,106,721	$235,804	$(12,908)	$70,221	$1.67
Adjustments	3,516	2,706	(982)	1,724	0.04

Amounts Reported Herein	$1,110,237	$238,510	$(13,890)	$71,945	$1.71

Effective January 1, 2003, product net sales from the Fine Chemicals segment amounting to $10,020 and $6,058 for the years ended December 31, 2002 and 2001, respectively, and their related operating loss of $2,601 in 2002 and gain of $430 in 2001 were reclassified for synergy purposes to the Polymer Chemicals segment.

Albemarle Corporation and Subsidiaries

Results of Operations—Restated

Net sales by operating segments for the three years ended December 31, are as follows:

(In Thousands)
Net Sales by Segment	2003	2002 Restated*	2001
Polymer Chemicals	$629,856	$552,042	$479,373
Fine Chemicals	480,381	455,876	463,379

Segment Totals	$1,110,237	$1,007,918	$942,752

*	See “Restatements and Reclassifications” on page 10.

Net Sales—Restated

Net sales for 2003 were $1,110.2 million, up $102.3 million (10.2%) from net sales of $1,007.9 million in 2002. Polymer Chemicals’ net sales in 2003 increased $77.8 million (14.1%) due to the favorable impact of foreign exchange ($30.6 million), the addition of the Company’s acquisitions ($54.9 million), higher shipments in flame retardants ($13.5 million) and favorable pricing in catalysts and additives ($3.2 million). The increase was partially offset by lower shipments in catalysts and additives ($21.9 million) and lower prices in flame retardants ($2.4 million). Fine Chemicals, net sales for 2003 increased $24.5 million (5.4%) due to the favorable impact of foreign exchange ($26.0 million), higher shipments in agricultural chemicals ($8.2 million) and fine chemistry services and intermediates ($6.1 million) and the addition of the Company’s Atofina acquisition ($1.9 million). The increase was partially offset by unfavorable product mix ($3.7 million) and prices ($3.0 million) in performance chemicals, lower shipments ($6.3 million) and unfavorable pricing ($0.8 million) in bulk active pharmaceuticals, as well as unfavorable pricing in fine chemistry services and intermediates ($3.6 million).

Net sales for 2002 amounted to $1,007.9 million, up $65.2 million (6.9%), from $942.7 million in 2001. Polymer Chemicals’ net sales in 2002 were up $72.7 million (15.2%) due to higher shipments ($47.9 million) partially offset by lower pricing ($15.7 million) in flame retardants and the increase in net sales of $37.4 million resulting from the mid-year 2001 acquisitions of Martinswerk GmbH (“Martinswerk”) and the custom and fine chemicals businesses of ChemFirst Inc. (“ChemFirst businesses”) and higher shipments ($7.2 million) offset, in part, by lower pricing ($3.8 million) in catalysts and additives. Fine Chemicals’ net sales in 2002 were down $7.5 million (1.6%) due to lower shipments ($32.6 million) partially offset by higher pricing ($1.3 million) in agricultural chemicals and fine chemistry services and intermediates and product mix in performance chemicals ($5.7 million); offset by an increase in net sales from the Company’s mid-year 2001 acquisitions of Martinswerk and ChemFirst businesses ($28.9 million).

Operating Costs and Expenses—Restated

Cost of goods sold in 2003 increased $96.3 million (12.4%) from 2002. The increase was primarily due to operating costs associated with the Company’s 2003 acquisitions, the favorable impact of foreign exchange of $12.7 million as well as the effects of raw material and energy costs of $24.0 million. This increase is partially offset by the absence of a $2.6 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period. The gross profit margin decreased approximately 160 basis points to 21.5% for 2003 from 23.1% in 2002. Overall, Albemarle’s average 2003 raw material costs were significantly higher than 2002. Energy costs in 2003 were also higher than 2002.

Cost of goods sold in 2002 increased $54.0 million (7.5%) from 2001. The increase was primarily due to operating costs associated with increased shipments over 2001 in flame retardants and the Company’s acquisitions of Martinswerk and the ChemFirst businesses, lower pension income as well as a charge of approximately $2.6 million ($8.3 million, net of probable insurance recovery of $5.7 million) related to the discontinuance of product support for and the withdrawal from a water treatment venture. This increase is partially offset by favorable plant utilization and production costs and the favorable effects of foreign exchange transaction gains of approximately $1.7 million in 2002 versus foreign exchange transaction gains of approximately $0.5 million in 2001. Gross profit margin decreased to 23.1% in 2002 from 23.5% in 2001. Overall, Albemarle’s average 2002 raw material costs were significantly lower than 2001. Energy costs in 2002 were lower than 2001.

Selling, general and administrative expenses, combined with research and development expenses (“SG&A”) in 2003 increased $7.5 million (5.8%) from 2002 primarily due to the unfavorable impact of foreign exchange ($4.4 million), lower pension income ($2.7 million), higher outside services approximating $3.0 million and higher SFAS No. 2 R&D costs ($1.9 million) partially offset by lower employee incentive costs ($2.8 million) and the Company’s overall cost reduction efforts. The 2003 increase in SG&A compares to an increase of $7.3 million (6.1%) in 2002 from 2001 primarily due to higher employee-related costs as well as a $3.5 million increase in recurring SG&A associated with the Company’s mid-year 2002 acquisitions of Martinswerk and ChemFirst businesses. As a percentage of net sales, SG&A was 12.2% in 2003 versus 12.7% in 2002 and 12.8% in 2001.

Albemarle Corporation and Subsidiaries

Operating Profit—Restated

Operating profit by operating segments for the three years ended December 31, are as follows:

(In Thousands)
Operating Profit	2003	2002 Restated*	2001
Polymer Chemicals	$70,370	$64,754	$60,121
Fine Chemicals	48,988	60,576	61,036
Corporate and Other Expenses	(26,534)	(22,511)	(22,707)

Totals	$92,824	$102,819	$98,450

* See “Restatements and Reclassifications” on page 10.

The Company’s operating profit in 2003, including a $7.5 million voluntary separation charge and a $2.5 million impairment charge relating to real estate held for sale, decreased $10.0 million (9.7%) from the 2002 period. Higher raw material and energy costs were significant contributors to this decrease. The decrease is partially offset by the favorable net effects of foreign exchange, the impact of the Company’s 2003 acquisitions and the absence of a $2.6 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period.

The Company’s operating profit in 2002 increased $4.4 million (4.4%) from 2001. Reduced raw material and favorable manufacturing costs and plant utilization, higher shipments in flame retardants as well as the favorable integration of Martinswerk contributed to this increase. The increase was partially offset by lower pricing, lower shipments in Fine Chemicals’ agricultural chemicals and fine chemistry services and intermediates product lines, a charge of approximately $2.6 million related to the discontinuance of product support for and the withdrawal from a water treatment venture and a charge of $1.5 million related to workforce reductions. SG&A in 2002 increased $7.3 million (6.1%) from 2001 primarily due to higher employee-related costs as well as a $3.5 million increase in recurring SG&A associated with the mid-year 2001 acquisitions.

Polymer Chemicals’ operating profit for 2003, including a $2.9 million allocation charge related to a voluntary severance program, increased $5.6 million (8.7%) from 2002. Excluding the above charge, 2003 operating profit increased $8.5 million primarily due to the favorable net effects of foreign exchange ($10.4 million), the favorable impact of the Company’s acquisitions ($9.8 million), lower production costs ($3.9 million) and a 2002 period reclassification from corporate and other expenses ($2.0 million) offset, in part, by higher raw material and energy costs ($10.1 million) and lower shipments in catalysts and additives ($7.2 million) and flame retardants ($1.0 million).

Polymer Chemicals’ operating results for 2002 increased $4.6 million (7.7%) versus 2001, primarily due to higher shipments in flame retardants ($15.9 million), which includes the impact of the acquisition of Martinswerk and favorable raw material costs ($13.2 million). The increase was partially offset by lower pricing ($21.1 million) primarily in flame retardants and a first quarter 2002 reclassification of bad debt expense from corporate and other expenses ($2.0 million).

Fine Chemicals’ operating profit for 2003, including a $1.8 million allocation charge related to a voluntary severance program, decreased $11.6 million (19.1%) from 2002. Excluding the above charge, 2003 operating profit decreased $9.8 million (16.1%) primarily due to higher raw material and energy costs ($13.9 million), unfavorable manufacturing costs ($7.8 million), lower prices ($3.0 million) and product mix ($2.5 million) in performance chemicals, and lower prices in fine chemistry services and intermediates ($3.6 million) as well as bulk active pharmaceuticals ($0.8 million). This decrease was partially offset by higher shipments in fine chemistry services and intermediates ($7.4 million), agricultural chemicals ($5.7 million), and bulk active pharmaceuticals ($3.0 million), the absence of a $2.6 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in the 2002 period and the favorable net effects of foreign exchange ($3.1 million).

Fine Chemicals’ operating results for 2002 decreased $0.5 million (0.8%) versus 2001 primarily due to lower pricing ($13.7 million) primarily in performance chemicals, lower shipments ($10.9 million) primarily in agricultural chemicals and fine chemistry services and intermediates, and a charge of approximately $2.6 million ($8.3 million, net of probable insurance recovery of $5.7 million) related to the discontinuance of product support for and the withdrawal from a water treatment venture. The decrease was partially offset by favorable raw material ($13.7 million) and manufacturing costs ($12.8 million), primarily due to increased production in the detergent builders product line.

Corporate and other expenses for 2003 increased $4.0 million (17.9%) from 2002, primarily due to the following adjustments recorded in the respective periods. Excluding the adjustments, corporate and other expenses were down approximately $1.7 million in 2003 due primarily to lower

Albemarle Corporation and Subsidiaries

employee incentive costs and the Company’s overall cost reduction efforts.

Corporate and Other Expenses
(In Thousands)
	2003	2002	Increase/ (Decrease)
Expenses for the Years Ended December 31	$26,534	$22,510	$4,024
2003 Voluntary Severance Program	(2,758)	—	(2,758)
Impairment Charge on Real Estate Held for Sale	(2,546)	—	(2,546)
Reclassification of Bad Debt Reserve to Polymer Chemicals Segment	—	2,000	(2,000)
2002 Workforce Reduction	—	(1,550)	1,550

Net Change Excluding 2002 Adjustment and Voluntary Severance Program	$21,230	$22,960	$(1,730)

Corporate and other expenses in 2002 decreased $0.2 million (0.9%) versus 2001. This decrease is attributable to a first quarter 2002 reclassification of bad debt expense to the Polymer Chemicals’ segment operating profit ($2.0 million) partially offset by a higher employee incentive provision and a charge of $1.5 million related to workforce reductions in 2002.

Interest and Financing Expenses

Interest and financing expenses for 2003 increased $0.3 million from $5.1 million in 2002 due primarily to higher commitment fees under the Company’s Credit Agreement offset, in part, by lower average interest rates on higher average outstanding long term debt. Interest and financing expenses for 2002 were impacted by an overall lower average interest rate for the year versus 2001 partially offset by higher average debt outstanding during 2002. The higher debt in 2002 reflected the impact of the two acquisitions during 2001 as well as the repurchase of 4,000,000 common shares in February 2002.

Other Income, Net Including Minority Interest

Other income, net including minority interest for 2003 amounted to $0.6 million, down $2.7 million from 2002 primarily due to higher operating losses on joint venture investments offset, in part, by an increase in interest on income tax settlements ($0.7 million) in 2003 versus 2002. Other income, net including minority interest decreased to $3.4 million in 2002 from $4.3 million in 2001, primarily due to the minority interest of $2.1 million in the Company’s majority-owned subsidiary, Stannica LLC (“Stannica”), partially offset by interest received in the amount of $2.0 million related to a favorable income tax settlement in 2002. See Note 1, “Summary of Significant Accounting Policies—Investments” of the notes to the consolidated financial statements in Item 8 on page 23.

Income Taxes—Restated

Income taxes in 2003 decreased $14.2 million from 2002. The 2003 period includes the favorable benefit of $7.5 million related to the revaluation of reserve requirements as the IRS closed audits related to tax years 1998 and 1999 as well as the impact of an IRS income tax settlement related to tax years 1996 and 1997 received in the amount of $4.5 million. Income taxes in 2002 were relatively unchanged compared to 2001. Income taxes in 2002 included an IRS settlement in the amount of $2.5 million offset by higher pre-tax income in 2002. The effective tax rate for 2003 was 15.8%, which was down from 27.8% in 2002 and 29.9% in 2001. See Note 13, “Income Taxes” of the notes to the consolidated financial statements in Item 8 on page 42 for details of changes in effective income tax rates.

Additional Information

Summary of Critical Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that the Company considers to be significant in the preparation of the financial statements.

Allowance for Doubtful Accounts — The Company estimates losses for uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables.

Depreciation — Book depreciation is estimated based upon internal engineering studies, which are conducted periodically. Engineering and manufacturing, with the advice of specific product management, review each project to make sure that assets to be capitalized are depreciated based upon the estimated product life and/or individual asset life, whichever is less.

Inventory Obsolescence — Inventories are viewed on a monthly basis to determine age, movement and turnover. Reserves are setup periodically based upon estimates to adjust inventory values in line with their net realizable value.

Albemarle Corporation and Subsidiaries

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

Legal Accruals — The Company estimates the amount of potential exposure and anticipated cost to defend that it may incur with respect to litigation, claims and assessments.

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

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Net sales are recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of the Company’s sales are sold FOB (“free on board”) shipping point or on an equivalent basis, other transactions are based upon specific contractual arrangements. Albemarle’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Revenue from services is recognized when performance of the services has been completed. The Company has a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

Pension Plans and Other Postretirement Benefits

The Company follows the guidance of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

•	Discount Rate — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.

•	Expected Return on Plan Assets — The Company projects the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs recorded currently.

•	Rate of Compensation Increase — For salary-related plans the Company projects employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita of Covered Health Care Benefits — The Company projects the expected increases in the cost of covered health care benefits.

During 2003, the Company made changes to the assumptions related to the discount rate, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered health care benefits. The Company consults with actuaries when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, specifically high quality bonds (Moody’s Aa corporate bond rate). At December 31, 2003, the discount rate was reduced for the plans from 6.60% to 6.15% as a result of decreased yields for long-term high quality bonds.

In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2003, the expected rate of return on pension plan assets was reduced from 9.25% to 8.75% and there was no change in the expected 7.00% return on other postretirement benefit plan assets.

Albemarle Corporation and Subsidiaries

In projecting the rate of compensation increase, the Company considers past experience in light of movements in inflation rates. At December 31, 2003, the assumed rate of compensation increase was reduced from 3.75% to 2.56% for the plans.

In selecting the rate of increase in the per capita cost of covered health care benefits, the Company considers past performance and forecasts of future health care cost trends. At December 31, 2003, the previously assumed rate of increase in the per capita cost of covered health care benefits was decreased. The assumed health care cost trend rate for 2003 for pre-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 12% per year, dropping by 1% per year to an ultimate rate of 6%. The assumed health care cost trend rate for 2002 for pre-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 13% per year, dropping by 1% per year to an ultimate rate of 6%.

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

Investments

The Company has investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of the Company’s investments are in joint ventures. Since the Company has the ability to exercise significant influence over the operating and financial policies of these joint ventures, they are accounted for using the equity method of accounting. The Company’s shares of the investee’s earnings (losses) are included in the consolidated statement of operations as a component of “other income, net including minority interest.” Investments in marketable securities are accounted for as available-for-sale securities with changes in fair value included in “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

Financial Condition and Liquidity

Cash and cash equivalents at December 31, 2003 were $35.2 million, down $12.6 million from $47.8 million at year-end 2002.

Cash flows provided from operating activities, which rose for the third straight year, amounted to $150.1 million, together with $119.6 million of proceeds from borrowings from credit agreements, $4.4 million of proceeds from the liquidation of a nonmarketable security, and $12.6 million of existing cash and cash equivalents, were used to cover operating activities in 2003, make three acquisitions totaling $117.8 million (see Other Matters on page 4 for details of the acquisitions), repay debt of $83.7 million, fund capital expenditures and investments in joint ventures and nonmarketable securities of $41.1 million and $12.0 million, respectively, pay dividends to common shareholders of $23.2 million and purchase approximately 700,000 shares of the Company’s common stock for $17.6 million.

Cash and cash equivalents at December 31, 2002 were $47.8 million, which represented an increase of $17.2 million from $30.6 million at year-end 2001.

For 2002, cash flows provided from operating activities were $144.8 million, which together with $281.3 million of proceeds from borrowings, primarily from the Company’s primary credit agreements, and an increase in working capital of approximately $7.1 million (excluding foreign currency translation) were used to cover operating activities in 2002, payoff the Company’s previous revolving credit facility of $160 million, cover repayment of debt of $102.6 million, purchase approximately 4 million shares of the Company’s common stock for $93.1 million, fund capital expenditures of $38.4 million, pay dividends to common shareholders of $23.0 million and increase cash and cash equivalents by $17.2 million.

The Company anticipates that cash provided from operating activities in the future will be sufficient to cover its operating expenses, debt service obligations, dividend payments to common shareholders and to fund most, if not all, of its capital expenditures.

The Company has a three-year unsecured Credit Agreement, dated September 10, 2002, with a group of lenders providing for $375 million in revolving credit facilities (the “Credit Agreement”). Borrowings under the Company’s Credit Agreement are conditioned upon compliance with the following financial covenants: (a) consolidated interest coverage ratio, as defined, must be greater than or equal to 3.00:1.00, (b) consolidated leverage ratio, as defined, must be less than or equal to 3.50:1.00, (c) consolidated tangible domestic assets, as defined, must be equal to or greater than $750 million for the Company to make investments in entities and enterprises that are organized outside the United States, (d) with the exception of liens specified in the Credit Agreement, liens may not attach to assets with a value of more than 10% of consolidated net worth, as defined in the agreement. As of December 31, 2003, the Company was in compliance with

Albemarle Corporation and Subsidiaries

these covenants. An increase in pricing level for outstanding interest rates and commitment fees which are based on the Company’s debt-to-capitalization ratio would not accelerate the maturity of our indebtedness thereunder. However, an increase in our debt-to-capitalization ratio would result in an increase in the interest rate and fees payable under the Credit Agreement.

In addition, at December 31, 2003, the Company had the flexibility to borrow up to a total of $83.7 million ($24.6 million outstanding at December 31, 2003) under its various other credit arrangements.

The noncurrent portion of the Company’s long-term debt amounted to $228.4 million at December 31, 2003, compared to $190.3 million at the end of 2002. At December 31, 2003 and 2002, the Company had the ability to refinance its borrowings through credit lines with domestic financial institutions and foreign banks with borrowings under its Credit Agreement which matures on September 10, 2005.

The Company’s total long-term debt, including the current portion, as a percentage of total capitalization at December 31, 2003, was approximately 26.4%. In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2003, amounted to $28.3 million) of its 50%-owned joint venture company, JBC. JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of the JBC’s total loans, which could amount to $46 million if JBC makes all of its allowable draws.

At December 31, 2003, the Company’s foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity on page 21, increased from December 31, 2002, primarily due to the weakening of the U.S. dollar against the Euro.

Capital expenditures in 2003 of $41.1 million were higher than the 2002 level of $38.4 million. The Company’s capital spending program is expected to be in the $50-$60 million range over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be slightly more in 2004 than the current year. Future capital spending is expected to be financed primarily with cash provided from operating activities, with the balance, if necessary, provided by additional debt. The Company continues to evaluate potential acquisitions of facilities and/or businesses, particularly in areas where its know-how adds value.

The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements:

	2004	2005	2006	2007	2008	There- after
Take or pay / throughput agreements	$37,804	$13,639	$11,113	$9,384	$7,735	$34,861
Letters of credit and guarantees	24,418	24,410	—	—	—	—
Capital projects	7,583	700	700	700	700	—
Additional investment commitment payments	6,805	1,035	805	805	30	199
Natural gas contracts	32	—	—	—	—	—
Other	12	12	—	—	—	—

Total	$76,654	$39,796	$12,618	$10,889	$8,465	$35,060

Environmental Matters

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company’s knowledge, it is currently complying and expects to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle, but increased legal or regulatory requirements could have an adverse effect on our results.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party (“PRP”) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, the Company’s participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in

Albemarle Corporation and Subsidiaries

many cases settled. In de minimis situations, the Company’s policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling the Company to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, the Company’s records indicate that unresolved PRP exposures should be immaterial. The Company accrues and expenses its proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, the Company is able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

The Company’s environmental and safety operating costs charged to expense were approximately $21 million in 2003 versus approximately $17.7 million in 2002 and $14.4 million in 2001, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2003, totaled approximately $29.1 million, down $2.3 million, from December 31, 2002.

The Company believes that most of the amount it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded, if any, should occur over a period of time and should not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in any particular quarterly reporting period.

Capital expenditures for pollution-abatement and safety projects for the Company, including such costs that are included in other projects, were approximately $4.5 million, $4.4 million and $2.6 million in 2003, 2002 and 2001, respectively. For each of the next few years, capital expenditures for these types of projects may increase due to more stringent regulatory requirements. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of this Statement on the Company’s consolidated statements of income is reflected as a cumulative effect of a change in accounting principle amounting to $3,485 or $2,220 after income taxes.

During January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIE”). FIN 46 applies immediately to all VIEs created after January 31, 2003 and is effective as of December 31, 2003 for any VIEs deemed to be special purpose entities (“SPE”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company is not required to adopt FIN 46 since it has no SPEs. The Company will implement the provisions of FIN 46-R in the first quarter of fiscal year 2004, and is evaluating the effect this Interpretation will have on its financial statements.

Effective June 30, 2003, Albemarle adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard had an immaterial impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. At the time of adoption, this standard had no impact on the Company’s financial statements.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The new rules require additional

Albemarle Corporation and Subsidiaries

disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company has implemented SFAS No. 132 (revised 2003) for the year ended December 31, 2003.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, the Company is exposed to changes in financial market conditions due to the denomination of its business transactions in diverse foreign currencies and the Company’s ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to market risk. The Company has established policies, procedures and internal processes governing its management of uncertain market conditions, and uses both operational and financial market actions in its risk management activities, which include the use of derivative instruments. The Company does not use derivative instruments for trading purposes. The Company only enters into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. The Company does not hedge its exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. The Company covers certain known and anticipated operating exposures by using forward contracts.

The primary currencies for which the Company has foreign currency exchange rate exposure are the Euro, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, the Company has increased the degree of risk management activities to minimize the impact on earnings of future periods.

The Company’s financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of less than $0.01 million at December 31, 2003. The Company conducted a sensitivity analysis on the fair value of its foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2003, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $0.4 million in the fair value of foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies would result in a decrease of $0.5 million in the fair value of foreign currency exchange hedging contracts. The sensitivity in fair value of the foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2003, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on earnings and cash flows in future periods.

The Company is exposed to changes in interest rates that could impact its results of operations and financial condition. The Company manages the worldwide exposure of its interest rate risks and foreign exchange exposure through its regular operations and financing activities. The Company utilizes a Credit Agreement as its primary source of financing supplemented by several uncommitted line agreements, which could expose the Company to changes in interest rates, if various financial covenants are not met. The Company manages its ratio of debt-to-capitalization with the objective of achieving the lowest interest rate possible. A hypothetical change of 100 basis points in the Company’s effective interest rate on its variable interest rate long-term debt at December 31, 2003, would increase or decrease interest expense by approximately $2.3 million.

Raw materials used by the Company are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. The Company does not use futures, options and swap contracts to manage the volatility related to the above exposures. However, management seeks to limit its exposure by entering into long-term contracts when available, and seeks price increase limitations through contracts.

The Company is exposed to market risk from changes in natural gas prices related to its production requirements. During 2003, the Company began entering into natural gas futures contracts (“contracts”) of up-to 50% of its 12 month rolling forecast of its North American consumption to help manage its exposure. The contracts qualify as cash flow hedges under SFAS 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2003, there were unrealized gains of approximately $0.08 million ($0.05 million after tax) in accumulated other comprehensive income. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings.

Albemarle Corporation and Subsidiaries

ITEM 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars Except Share Data)
December 31	2003	Restated 2002

Assets
Current assets:
Cash and cash equivalents	$35,173	$47,784
Accounts receivable, less allowance for doubtful accounts (2003—$2,287; 2002—$2,368)	226,026	193,573
Inventories:
Finished goods	154,594	116,974
Raw materials	22,384	21,385
Stores, supplies and other	27,725	23,256

	204,703	161,615
Deferred income taxes and prepaid expenses	15,467	17,534

Total current assets	481,369	420,506

Property, plant and equipment, at cost	1,605,048	1,497,989
Less accumulated depreciation and amortization	1,078,043	978,918

Net property, plant and equipment	527,005	519,071

Prepaid pension assets	185,531	166,287
Other assets and deferred charges	74,802	59,363
Goodwill	36,832	27,516
Other intangibles, net of amortization	81,752	7,655

Total assets	$1,387,291	$1,200,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$111,431	$75,092
Long-term debt, current portion	190	343
Accrued expenses	70,610	65,051
Dividends payable	5,494	5,426
Income taxes payable	22,346	18,113

Total current liabilities	210,071	164,025

Long-term debt	228,389	190,285
Postretirement benefits	66,969	64,943
Other noncurrent liabilities	101,976	84,280
Deferred income taxes	143,665	122,528
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.01 par value (authorized 150,000,000 shares) issued and outstanding—41,153,008 in 2003 and 41,692,074 in 2002	412	417
Additional paid-in capital	736	2,286
Accumulated other comprehensive income (loss)	23,643	(4,514)
Retained earnings	611,430	576,148

Total shareholders’ equity	636,221	574,337

Total liabilities and shareholders’ equity	$1,387,291	$1,200,398

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per-Share Amounts)
Years Ended December 31	2003	Restated 2002	2001

Net sales	$1,110,237	$1,007,918	$942,752
Cost of goods sold	871,727	775,388	721,417

Gross profit	238,510	232,530	221,335

Special items	10,049	1,550	2,051
Selling, general and administrative expenses	117,226	111,676	98,915
Research and development expenses	18,411	16,485	21,919

Operating profit	92,824	102,819	98,450

Interest and financing expenses	(5,376)	(5,070)	(5,536)
Other income, net including minority interest	607	3,358	4,282

Income before income taxes	88,055	101,107	97,196
Income taxes	13,890	28,086	29,029

Income before cumulative effect of a change in accounting principle, net	74,165	73,021	68,167
Cumulative effect of a change in accounting principle, net (Note 21)	(2,220)	—	—

Net income	$71,945	$73,021	$68,167

Basic earnings per share
Income before cumulative effect of a change in accounting principle, net	$1.79	$1.73	$1.49
Cumulative effect of a change in accounting principle, net	(0.05)	—	—

Net income	$1.74	$1.73	$1.49

Shares used to compute basic earnings per share	41,255	42,104	45,766

Diluted earnings per share
Income before cumulative effect of a change in accounting principle, net	$1.76	$1.69	$1.47
Cumulative effect of a change in accounting principle, net	(0.05)	—	—

Net income	$1.71	$1.69	$1.47

Shares used to compute diluted earnings per share	42,146	43,137	46,524

Cash dividends declared per share of common stock	$.565	$.54	$.52

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands of Dollars Except Share Data)
	Common Stock		Additional Paid-in Capital Restated	Accumulated Other Comprehensive Income (Loss)	Retained Earnings Restated	Total Share- holders’ Equity Restated
	Shares	Amounts
Balance at January 1, 2001—previously stated	45,823,743	$458	$57,223	$(14,688)	$515,914	$558,907
Restatement (Note 20)			6,321			6,321

Balance at January 1, 2001—Restated	45,823,743	458	63,544	(14,688)	515,914	565,228

Comprehensive income:
Net income for 2001					68,167	68,167
Foreign currency translation (net of deferred tax benefit of $2,019)				(3,538)		(3,538)
Net change in unrealized (loss) on marketable equity securities (net of deferred tax benefit of $129)				(227)		(227)

Total comprehensive income						64,402
Cash dividends declared for 2001					(23,806)	(23,806)
Exercise of stock options and SARs	68,809	1	935			936
Shares purchased and retired	(417,505)	(4)	(7,581)			(7,585)
Issuance of restricted stock	23,154		448			448

Balance at December 31, 2001—Restated	45,498,201	455	57,346	(18,453)	560,275	599,623

Comprehensive income:
Net income for 2002					73,021	73,021
Foreign currency translation (net of deferred tax expense of $10,224)				17,933		17,933
Minimum pension liability				(3,110)		(3,110)
Reclassification adjustment for realized gain on sale of marketable equity securities (net of deferred tax benefit of $525)				(924)		(924)
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $22)				40		40

Total comprehensive income						86,960
Cash dividends declared for 2002					(22,490)	(22,490)
Exercise of stock options and SARs	177,556	2	2,518			2,520
Shares purchased and retired	(4,015,578)	(40)	(58,376)		(34,658)	(93,074)
Issuance of restricted stock	31,895		798			798

Balance at December 31, 2002—Restated	41,692,074	417	2,286	(4,514)	576,148	574,337

Comprehensive income:
Net income for 2003					71,945	71,945
Foreign currency translation (net of deferred tax expense of $15,086)				26,476		26,476
Minimum pension liability				1,586		1,586
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $25)				44		44
Change in unrealized gain on hedging derivatives (net of deferred tax expense of $29)				51		51

Total comprehensive income						100,102
Cash dividends declared for 2003					(23,262)	(23,262)
Exercise of stock options	120,165	1	1,661			1,662
Shares purchased and retired	(693,794)	(7)	(4,180)		(13,401)	(17,588)
Issuance of restricted stock	34,563	1	755			756
Tax benefit from stock options			214			214

Balance at December 31, 2003	41,153,008	$412	$736	$23,643	$611,430	$636,221

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)
Years Ended December 31	2003	Restated 2002	2001
Cash and cash equivalents at beginning of year	$47,784	$30,585	$19,300

Cash flows from operating activities:
Net income	71,945	73,021	68,167
Cumulative effect of a change in accounting principle, net (Note 21)	2,220	—	—

Income before cumulative effect of a change in accounting principle, net	74,165	73,021	68,167
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	84,014	80,603	77,610
Increase in prepaid pension assets	(19,244)	(29,295)	(16,658)
Deferred income taxes	4,165	10,888	3,517
Change in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in accounts receivable	(15,522)	(9,239)	22,098
(Increase) decrease in inventories	(16,309)	5,458	2,094
Increase (decrease) in accounts payable	28,705	5,841	(20,884)
Increase in accrued expenses and income taxes	1,180	5,086	1,225
Other, net	8,944	2,408	6,695

Net cash provided from operating activities	150,098	144,771	143,864

Cash flows from investing activities:
Capital expenditures	(41,058)	(38,382)	(49,903)
Acquisitions, net of cash acquired	(117,767)	—	(113,245)
Investments in joint ventures and nonmarketable securities	(11,986)	(4,368)	(12,370)
Proceeds from liquidation of equity method investment	4,419	—	—
Other, net	—	1,741	(116)

Net cash used in investing activities	(166,392)	(41,009)	(175,634)

Cash flows from financing activities:
Proceeds from borrowings	119,552	281,285	128,230
Repayments of long-term debt	(83,681)	(262,631)	(54,091)
Purchases of common stock	(17,588)	(93,074)	(7,585)
Dividends paid to shareholders	(23,194)	(22,979)	(23,844)
Dividends paid to minority interest	(3,034)	—	—
Proceeds from exercise of stock options	1,665	2,455	862

Net cash (used in) provided from financing activities	(6,280)	(94,944)	43,572

Net effect of foreign exchange on cash and cash equivalents	9,963	8,381	(517)

(Decrease) increase in cash and cash equivalents	(12,611)	17,199	11,285

Cash and cash equivalents at end of year	$35,173	$47,784	$30,585

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 1—Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts and operations of Albemarle Corporation and its wholly-owned and its majority-owned subsidiaries (“the Company” or “Albemarle”). The Company consolidates its majority-owned and controlled subsidiary (Stannica LLC) and applies the equity method of accounting for investments between 20% and 50% owned. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholder’s interest in controlled subsidiary is included in “other noncurrent liabilities” in the consolidated balance sheets and “other income, net including minority interest” in the consolidated statements of income.

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Net sales are recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of the Company’s sales are sold FOB (“free on board”) shipping point or on an equivalent basis, other transactions are based upon specific contractual arrangements. Albemarle’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Revenue from services is recognized when performance of the services has been completed. The Company has a limited amount of consignment sales that are billed to the customer upon monthly notification of use by the customer.

The Company herein has restated its results for the year ended December 31, 2002 and quarters ended March 31, 2003 and June 30, 2003 to reflect changes in the time of recognition of certain transactions for the aforementioned periods. See Note 20, “Restatements.”

Estimates, Assumptions and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

Shipping and Handling Costs

Amounts billed to customers in a sales transaction related to shipping and handling have been classified as net sales and the cost incurred by the Company for shipping and handling has been classified as cost of goods sold in the accompanying consolidated statements of income.

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

Property, Plant and Equipment

Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets. The Company has a policy where its internal Engineering Group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project, and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.

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

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field on a straight-line basis. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

Investments

The Company’s investments include joint ventures, nonmarketable securities and marketable equity securities.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following table details the Company’s investment balances at December 31, 2003 and 2002.

Investments	2003	2002
Joint ventures	$42,764	$32,663
Nonmarketable securities	3,567	7,724
Marketable equity securities	292	222

Total	$46,623	$40,609

At December 31, 2003, the Company has equity interests in seven joint ventures and seven nonmarketable securities at amounts stated above. The Company’s investment in any single investee is less than $20,000 and is accounted for under the equity method. The Company’s share of the investee’s losses included in the consolidated statement of income as a component of “other income, net including minority interest” totaled ($824), ($1,257) and ($645) for the years ended December 31, 2003, 2002 and 2001, respectively.

Investments in marketable equity securities at December 31, 2003 and 2002, as stated above are accounted for as available-for-sale securities, with changes in fair value included in “accumulated other comprehensive income (loss)” in shareholders’ equity. Net unrealized gains (losses) totaled $44, $40 and ($227) at December 31, 2003, 2002, and 2001, respectively.

These investments are included in the consolidated balance sheets under the caption “Other assets and deferred charges.”

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

Research and Development Expenses

The Company-sponsored research and development expenses related to present and future products are expensed currently as incurred. The Company’s Dayton, Ohio facility, the pilot plants at the Tyrone, Pennsylvania facility and the Process Development Center in Baton Rouge, Louisiana and Thann, France form the capability base for the Company’s contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Goodwill and Other Intangible Assets

The Company allocates its acquired additions to goodwill and other intangibles in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized.

The Company evaluates historical and expected undiscounted operating cash flows of the related business segments to determine the future recoverability of any goodwill and indefinite-lived intangible assets recorded. For purposes of determining these evaluations, undiscounted cash flows are grouped at levels which management uses to operate the business. Recorded goodwill is reevaluated on the same basis at the end of each accounting period whenever any significant, permanent changes in business segment or triggering event occurs which might impair recoverability. Impairment losses will be recorded as a part of income before income taxes.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trademarks are amortized over their estimated useful lives, generally for periods ranging from 5 to 35 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See Note 7, “Goodwill and Other Intangibles.”

Pension Plans and Other Postretirement Benefits

The Company follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

•	Discount Rate — The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.

•	Expected Return on Plan Assets — The Company projects the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs recorded currently.

•	Rate of Compensation Increase — For salary-related plans the Company projects employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita of Covered Health Care Benefits — The Company projects the expected increases in the cost of covered health care benefits.

During 2003, the Company made changes to the assumptions related to the discount rate, the rate of compensation increase (for salary-related plans) and the rate of increase in the per capita cost of covered health care benefits. The Company consults with actuaries when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, specifically high quality bonds (Moody’s Aa corporate bond rate). At December 31, 2003, the discount rate was reduced for the plans from 6.60% to 6.15% as a result of decreased yields for long-term high quality bonds.

In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2003, the expected rate of return on pension plan assets was reduced from 9.25% to 8.75% and there was no change in the expected 7.00% return on other postretirement benefit plan assets.

In projecting the rate of compensation increase, the Company considers past experience in light of movements in inflation rates. At December 31, 2003, the assumed rate of compensation increase was reduced from 3.75% to 2.56% for the plans.

In selecting the rate of increase in the per capita cost of covered health care benefits, the Company considers past performance and forecasts of future health care cost trends. At December 31, 2003, the previously assumed rate of increase in the per capita cost of covered health care benefits was decreased. The assumed health care cost trend rate for 2003 for pre 65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post 65 coverage was 12% per year, dropping by 1% per year to an ultimate rate of 6%. The assumed health care cost trend rate for 2002 for pre 65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post 65 coverage was 13% per year, dropping by 1% per year to an ultimate rate of 6%.

Employee Savings Plan

Certain Company employees participate in the Albemarle defined contribution 401(k) employee savings plan which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.

The plan is funded with contributions by participants and the Company. The Company’s contributions to the 401(k) amounted to $5,382, $5,337 and $5,205 in 2003, 2002 and 2001, respectively.

Income Taxes

The Company files consolidated U.S. Federal income tax returns and individual foreign income tax returns.

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. It is the Company’s policy to record deferred income taxes on any undistributed earnings of foreign subsidiaries that are not deemed to be permanently reinvested in those subsidiaries.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income comprises net income and other items, principally foreign currency translation adjustments.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of shareholders’ equity. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in net gains of $1,424, $1,652 and $492 in 2003, 2002 and 2001, respectively. Foreign currency transaction gains and losses herein are net of the foreign exchange gains and losses from financial instruments activity below.

Derivative Financial Instruments

The Company manages its foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use from time-to-time of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual agreements are major financial institutions with which the Company generally also has other financial relationships. The Company is exposed to credit loss in the event of nonperformance by these counterparties. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance.

The Company enters into forward currency exchange contracts, which expire within one year, in the regular course of business to assist in managing its exposure against foreign currency fluctuations on sales and intercompany transactions.

While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward currency contracts are recognized currently in income.

At December 31, 2003 and 2002, the Company had outstanding forward currency contracts hedging Japanese Yen receivables with notional values totaling $4,673 and $4,184, respectively. At December 31, 2002 and 2001, the Company had outstanding forward currency exchange contracts hedging US dollar payables in its Japanese subsidiary, with notional values totaling $914 and $1,553, respectively. There were no such contracts at December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, the Company recognized gains (losses) of $40, ($250) and ($43), respectively, in income before income taxes on its exchange contracts.

The Company is exposed to market risk from changes in natural gas prices related to its production requirements. During 2003, the Company began entering into natural gas futures contracts (“contracts”) of up-to 50% of its 12 month rolling forecast of its North American consumption to help manage its exposure. These contracts are designated as cash flow hedges and mature over the next twelve months. To the extent that these contracts are effective in hedging the Company’ exposure to price changes, changes in the fair value of the hedge contracts are deferred in accumulated other comprehensive income and reclassified to cost of sales when the natural gas is purchased. At December 31, 2003, there were unrealized gains of approximately $80 ($51 net of tax) in accumulated other comprehensive income. The amount of ineffectiveness, which was not material, is included in “other income, net including minority interest” in the accompanying consolidated statement of income for the year ended December 31, 2003.

Stock Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (See Note 10, “Capital Stock”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

If compensation cost had been determined based on the fair value at the grant date for awards made under the plans consistent with the method of SFAS No. 123, the Company’s stock based compensation expense, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Twelve Months Ended December 31,
		2003	2002 Restated	2001
Stock based compensation expense, net of taxes	as reported	$695	$792	$132
	pro forma	$4,202	$3,415	$1,823

Income before cumulative effect of a change in accounting principle, net	as reported	$74,165	$73,021	$68,167
	pro forma	$70,658	$70,398	$66,476

Net income	as reported	$71,945	$73,021	$68,167
	pro forma	$68,438	$70,398	$66,476

Basic earnings per share on income before cumulative effect of a change in accounting principle, net	as reported	$1.79	$1.73	$1.49
	pro forma	$1.71	$1.67	$1.45

Basic earnings per share on net income	as reported	$1.74	$1.73	$1.49
	pro forma	$1.66	$1.67	$1.45

Diluted earnings per share on income before cumulative effect of a change in accounting principle, net	as reported	$1.76	$1.69	$1.47
	pro forma	$1.67	$1.63	$1.43

Diluted earnings per share on net income	as reported	$1.71	$1.69	$1.47
	pro forma	$1.62	$1.63	$1.43

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the twelve-months ended December 31, 2003, 2002 and 2001.

	Twelve Months Ended December 31,
	2003	2002	2001
Fair values of options granted	$8.66	$8.08	$8.25
Dividend yield	2.54%	2.54%	3.02%
Volatility	31.17%	31.03%	31.71%
Average expected life (in years)	10	10	10
Risk-free interest rate	4.21%	4.13%	5.47%

Recently Issued Accounting Pronouncements

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of this Statement on the Company’s consolidated statements of income is reflected as a cumulative effect of a change in accounting principle amounting to $3,485 or $2,220 after income taxes.

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46” or the “Interpretation”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIEs”). FIN 46 applies immediately to all VIEs created after January 31, 2003 and is effective as of December 31, 2003 for any VIEs deemed to be special purpose entities (“SPEs”) created prior to February 1, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company is not required to adopt FIN 46 since it has no SPEs. The Company will implement the provisions of FIN 46-R in the first quarter of fiscal year 2004, and is evaluating the effect this Interpretation will have on the Company’s financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Effective June 30, 2003, Albemarle adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard had an immaterial impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. At the time of adoption, this standard had no impact on the Company’s financial statements.

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106,” and a revision of FASB Statement No. 132. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Company has implemented SFAS No. 132 (revised 2003) for the year ended December 31, 2003.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows:

	2003	2002	2001
Cash paid during the year for:
Income taxes	$11,549	$13,343	$17,684
Interest and financing expenses (net of capitalization)	4,712	4,576	5,889

Supplemental noncash disclosures due to the cumulative effect of a change in accounting principle, net:
Increase in property, plant and equipment	$(6,520)	$—	$—
Increase in accumulated depreciation	3,083	—	—
Increase in other noncurrent liabilities	6,922	—	—
Decrease in deferred tax liabilities	(1,265)	—	—

Cumulative effect of a change in accounting principle, net	$2,220	$—	$—

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows:

	2003	2002 Restated	2001
Basic earnings per share
Numerator:
Income before cumulative effect of a change in accounting principle, net	$74,165	$73,021	$68,167
Cumulative effect of a change in accounting principle, net	(2,220)	—	—

Income available to stockholders, as reported	$71,945	$73,021	$68,167

Denominator:
Average number of shares of common stock outstanding	41,255	42,104	45,766

Income before cumulative effect of a change in accounting principle, net	$1.79	$1.73	$1.49
Cumulative effect of a change in accounting principle, net	(0.05)	—	—

Basic earnings per share	$1.74	$1.73	$1.49

Diluted earnings per share
Numerator:
Income before cumulative effect of a change in accounting principle, net	$74,165	$73,021	$68,167
Cumulative effect of a change in accounting principle, net	(2,220)	—	—

Income available to stockholders, as reported	$71,945	$73,021	$68,167

Denominator:
Average number of shares of common stock outstanding	41,255	42,104	45,766
Shares issuable upon exercise of stock options and other common stock equivalents	891	1,033	758

Total shares	42,146	43,137	46,524

Income before cumulative effect of a change in accounting principle, net	$1.76	$1.69	$1.47
Cumulative effect of a change in accounting principle, net	(0.05)	—	—

Diluted earnings per share	$1.71	$1.69	$1.47

At December 31, 2003, 2002 and 2001, respectively, there were 67,000, 67,000 and 1,071,500 common stock equivalents not included in the computation of diluted earnings per share that could have potentially diluted basic earnings.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 4—Inventories:

Domestic inventories stated on the LIFO basis amounted to $98,385 and $85,618 at December 31, 2003 and 2002, respectively, which are below replacement cost by approximately $27,567 and $24,211, respectively. During 2002, the Company’s domestic inventory declined resulting in the liquidation of a portion of 2001’s LIFO layer. The liquidation effect on income before income taxes was approximately $444 for 2002.

NOTE 5—Deferred Income Taxes and Prepaid Expenses:

Deferred income taxes and prepaid expenses consist of the following:

	2003	2002
Deferred income taxes—current	$8,978	$12,632
Prepaid expenses	6,489	4,902

Total	$15,467	$17,534

NOTE 6—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following:

	2003	2002
Land	$23,099	$21,583
Land improvements	38,052	34,376
Buildings	106,998	104,547
Machinery and equipment	1,412,906	1,322,251
Construction in progress	23,993	15,232

Total	$1,605,048	$1,497,989

The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements—5 to 30 years; buildings—10 to 40 years; and machinery and equipment—3 to 60 years.

Interest capitalized on significant capital projects in 2003, 2002 and 2001 was $155, $325 and $773, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2003, 2002 and 2001 was $1,287, $1,419 and $1,484, respectively.

NOTE 7—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions at Cost		SFAS No. 52 Adjustments	Balances at December 31, 2003
Changes in goodwill by operating segment:
Polymer Chemicals	$13,238	$6,427	(a)	$945	$20,610
Fine Chemicals	14,278	—		1,944	16,222

	$27,516	$6,427		$2,889	$36,832

(a)	The addition to goodwill stated above relates to the preliminary allocation of the 2003 acquisition costs over net assets of the phosphorus-based polyurethane flame retardants businesses of Rhodia S.A. and its affiliated companies (“Rhodia”).

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Other Intangible Assets at December 31, 2003 and 2002:

	2003
	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	$26,736	$(1,308)	$1,585	$27,013
Tradenames	20,538	(321)	1,618	21,835
Patents	14,901	(1,865)	773	13,809
Manufacturing contracts and supply/service agreements	12,503	(1,596)	440	11,347
Mil spec approvals	4,345	(114)	—	4,231
Noncompete agreements	1,499	(117)	89	1,471
Licenses	213	(69)	(2)	142
Other	6,771	(4,556)	(311)	1,904

Total	$87,506	$(9,946)	$4,192	$81,752

	2002
	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	$1,602	$(435)	$(72)	$1,095
Patents	3,855	(750)	(114)	2,991
Manufacturing contracts and supply/service agreements	2,264	(159)	—	2,105
Licenses	109	(55)	35	89
Other	6,087	(4,399)	(313)	1,375

Total	$13,917	$(5,798)	$(464)	$7,655

The following table provides a summary of intangible assets acquired during the year 2003:

	Acquisition Cost	Weighted-Average Amortization Period
Customer lists	$25,246	25 years
Tradenames	20,538	29.9 years
Patents	11,046	17.2 years
Manufacturing contracts and supply/service agreements	10,239	9.2 years
Mil spec approvals	4,345	35 years
Noncompete agreements	1,499	7 years
Other	679	20 years

Total	$73,592

Other intangibles are amortized on a straight-line basis over periods from three to 35 years. Amortization of goodwill (for the 2001 period) and other intangibles amounted to $4,149, $1,565 and $2,400 for 2003, 2002 and 2001, respectively. Total estimated amortization of other intangibles expense for the next five fiscal years is as follows:

Estimated Amortization Expense
2004	$5,148
2005	5,145
2006	4,891
2007	4,284
2008	3,951

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 8—Accrued Expenses:

Accrued expenses consist of the following:

	2003	2002
Employee benefits, payroll and related taxes	$33,191	$34,321
Taxes other than income and payroll	7,911	6,728
Other	29,508	24,002

Total	$70,610	$65,051

NOTE 9—Long-Term Debt:

Long-term debt consists of the following:

	2003	2002
Variable-rate bank loans	$207,935	$173,163
Industrial revenue bonds	11,000	11,000
Foreign borrowings	8,687	5,470
Miscellaneous	957	995

Total	228,579	190,628
Less amounts due within one year	190	343

Long-term debt	$228,389	$190,285

Maturities of long-term debt are as follows: 2004—$190; 2005—$215,547; 2006—$51; 2007—$56; 2008—$61 and 2009 through 2021—$12,674.

The Company has a three-year unsecured Credit Agreement with a group of lenders providing for $375 million in revolving credit facilities (the “Credit Agreement”) with a maturity date of September 10, 2005. At December 31, 2003 and 2002, $185,000 and $135,000, respectively, in borrowings were outstanding under the Credit Agreement. Borrowing under the Credit Agreement is conditioned upon compliance with financial and other covenants as set forth in the related agreement, including covenants relating to leverage (measured as the ratio of debt and interest to adjusted earnings). An increase in pricing level based on the Company’s debt-to-capitalization ratio would not accelerate the maturity of our indebtedness thereunder. However, an increase in the debt-to-capitalization ratio could result in an increase in the interest rate and fees payable under the Credit Agreement.

The average interest rates on borrowings under the Credit Agreement for the years ended December 31, 2003 and 2002 were 1.81% and 2.11%, respectively, with year-end interest rates of 1.75% and 2.03%, respectively, for the same periods.

The Company has an additional agreement with a domestic financial institution that provides immediate, uncommitted credit lines, on a short-term basis, at the individual financial institution’s money market rate, up to a maximum of $20,000. At December 31, 2003 and 2002, borrowings of $1,500 and $15,400, respectively, were outstanding under this agreement.

The average interest rates on borrowings for the years ended December 31, 2003 and 2002 were 1.52% and 2.04%, respectively. Year- end interest rates for the same periods were 1.38% and 1.85%, respectively.

The Company has an agreement with a European bank that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $30,000 at the individual financial institution’s money market rate. At December 31, 2003 and 2002, $12,097 and $10,148, respectively were outstanding under this agreement. The average interest rates on transactions under this pooling account arrangement for the years ended December 31, 2003 and 2002 were 1.05% and 2.23%, respectively. Year-end interest rates for the same periods were 1.63% and 1.92%, respectively.

The Company has an agreement with a European Bank to borrow on a short-term basis up to a maximum of 1 billion Japanese yen ($9,340). At December 31, 2003, $9,338 was outstanding under this agreement. The average and year-end interest rates on borrowings under the agreement were both 1.39%. At December 31, 2002, $12,615 was outstanding under this agreement. The average and year-end interest rates on borrowings under the agreement were both 1.3%.

One of the Company’s foreign subsidiaries has an existing agreement with a foreign bank, which provides an immediate uncommitted credit line, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($23,350) at the individual bank’s money market rate. At December 31, 2003 and 2002, borrowings under this agreement were 0.8 billion Japanese yen ($7,565) and 0.6 billion Japanese yen ($5,046), respectively. The average interest rates on borrowings under this agreement were 1.75% and 1.52% in 2003 and 2002, respectively, with a year-end interest rate of 1.75% at both December 31, 2003 and 2002.

Certain of the Company’s remaining foreign subsidiaries have five additional agreements with foreign institutions which provide immediate uncommitted credit lines, on a short term basis, up to a maximum of approximately $10,351 at the individual institution’s money market rate. These agreements have been guaranteed by the Company. At December 31, 2003 and 2002, there were no borrowings under these agreements.

Additional foreign borrowings at December 31, 2003 and 2002 consisted of 890 Euro and 407 Euro ($1,122 and $424, respectively). These borrowings were interest free during 2003. The average and year-end interest rates on these borrowings were both 0.50% at December 31, 2002.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The Company has the ability to refinance its borrowings under credit lines with borrowings from the Credit Agreement. Therefore, these amounts are classified as long-term debt at December 31, 2003 and 2002.

The Company has a Loan Agreement with Columbia County, Arkansas (“the County”), which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds (“Tax-Exempt Bonds”) for the purpose of financing various solid waste disposal facilities at the Company’s Magnolia, Arkansas South Plant. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The average interest rates were 1.20% and 1.56% in 2003 and 2002, respectively, with year-end interest rates of 1.40% and 1.70%. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit.

NOTE 10—Capital Stock:

Preferred Stock

The Company has the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. No shares of the Company’s preferred stock have been issued to date.

Stock Purchases

During 2003, the Company purchased 693,794 common shares for $17,588, at an average price of $25.35 per share. During 2002, the Company purchased 4,015,578 common shares for $93,074, at an average price of $23.18 per share. Of the shares purchased in 2002, 4,000,000 were purchased from Bruce C. Gottwald and members of his immediate family for an aggregate price of $92,680. In 2001, the Company purchased, in market transactions, 417,505 common shares for $7,585, at an average price of $18.17 per share. The Company had authorization at December 31, 2003, to purchase an additional 3,902,970 shares of its common stock.

Incentive Plans

At December 31, 2003, the Company has three incentive plans (1994, 1998 and 2003 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), and restricted stock awards and performance awards (“stock awards”). Under the 1994 plan, a maximum of 3,200,000 shares of the Company’s common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. No further grants or awards can be made under the 1994 plan. Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of the Company’s common stock could be issued as incentive awards, stock options, SARs or stock awards subject to certain limitations, the maximum aggregate number of shares that could be issued pursuant to the exercise of options is 2,600,000. No further grants or awards can be made under the 1998 plan. Under the 2003 Plan, a maximum aggregate number of 3,000,000 shares of the Company’s common stock may be issued as incentive awards, stock options, SARs or stock awards. At December 31, 2003, 2,945,000 shares were available under the 2003 plan. Total compensation expense associated with the Company’s incentive plans in 2003, 2002 and 2001 amounted to $2,682, $5,881 and $3,299, respectively. Stock options outstanding under the three plans have been granted at prices which are equal to the market value of the stock on the date of grant and expire 7 to 10 years after issuance. The stock options become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings, (b) the increase in fair market value of the Company’s common stock, during a specified period, from the fair market value on the date of grant, or (c) at the end of a fixed period as defined in the agreements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Below is a summary of the activity in the 1994, 1998 and 2003 plans:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
January 1, 2001	2,373,789	2,280,471	$12.12—$25.75	$18.70
Non-qualifying stock options granted	(472,500)	472,500 *	$21.32—$24.38	$24.31
Exercised		(80,139)	$12.12—$15.94	$13.12
Non-qualifying stock options canceled and lapsed	28,000	(28,000)	$15.94—$25.75	$22.23
Restricted stock awards	(10,000)
Restricted stock awards canceled	4,346

December 31, 2001	1,923,635	2,644,832	$13.13—$25.75	$19.84
Non-qualifying stock options granted	(605,000)	605,000 *	$23.45—$32.26	$24.44
Exercised		(185,280)	$13.13—$20.31	$13.96
Non-qualifying stock options canceled and lapsed	28,500	(28,500)	$15.94—$25.75	$23.16
Restricted stock awards canceled	72,105
Conversion of restricted stock to performance unit awards	97,250
Cancellation of shares available under 1994 plan	(557,485)
Performance based unit awards granted	(129,000)
Restricted incentive awards	(8,000)

December 31, 2002	822,005	3,036,052	$13.13—$32.26	$21.08
Non-qualifying stock options granted	(564,000)	564,000 *	$25.83—$27.45	$25.97
Exercised		(120,165)	$13.13—$20.00	$13.82
Non-qualifying stock options canceled and lapsed	27,750	(53,750)	$15.94—$25.83	$23.94
Performance based unit awards canceled	6,142
Performance based unit awards granted	(5,000)
2003 Plan adoption	3,000,000
Cancellation of shares available under the 1998 plan	(341,897)

December 31, 2003	2,945,000	3,426,137	$13.13—$32.26	$22.10

*	The weighted average fair values of options granted during 2003, 2002 and 2001 were $8.66, $8.08 and $8.25, respectively.

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

In January 2002, the Company’s Executive Compensation Committee approved the conversion of certain performance based restricted stock awards to performance based unit awards, reducing the potential number of shares to be issued upon meeting the original performance criteria. If the original performance criteria is met, 50% of the value of the incentive award is payable in cash and 50% of the value of the incentive award is payable in shares of Albemarle common stock, based on the closing market price of Albemarle common stock on the date of vesting. The cash and stock awards vest over a three-year period.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following table summarizes the performance based unit awards and contingent restricted stock awards outstanding in 2001, 2002 and 2003:

Performance Based Unit Awards and Contingent Restricted Shares
Awards outstanding—January 1, 2001	274,000
Restricted stock issued to retirees	(3,154)
Awards canceled	(4,346)
Awards granted	10,000

Awards outstanding—December 31, 2001	276,500
Restricted stock issued to employee	(4,380)
Restricted stock issued to retirees	(7,515)
Awards canceled	(70,105)
Awards granted	258,000

Awards outstanding—December 31, 2002	452,500
Awards issued to employees	(17,333)
Awards issued to retirees	(5,215)
Awards canceled	(12,285)
Awards granted	10,000

Awards outstanding—December 31, 2003	427,667

In 2002, 16,000 other restricted incentive awards were granted and vest over a fixed period as defined in the agreements. Of the 16,000 awards granted in 2002, 5,333 of these awards were vested and issued during 2003. In addition, non-performance based restricted stock for 62,000 shares was granted in previous years which vest over a fixed period. Of these 62,000 shares, 20,000 shares were vested and issued in 2003, 2002 and 2001, and 2,000 shares were cancelled in 2002. In December 2003, performance based unit awards granted in 1998 and 2000 were modified by the Executive Compensation Committee to waive further vesting after the earned awards were determined for the performance period. Total awards of 28,364 shares and equivalent values in cash were awarded to eligible participants in early 2004 and 94,850 performance unit awards contingent on performance criteria were cancelled.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following table summarizes information about fixed-price stock options at December 31, 2003:

	Options Outstanding				Options Exercisable

Month/Year of Grants	Exercise Prices	Number Outstanding @ 12/31/03	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable @ 12/31/03	Weighted Average Exercise Price
3 / 1994	$13.13	321,762	0.2 years	$13.13	321,762	$13.13
8 / 1996	17.38	293,000	2.7 years	17.38	293,000	17.38
3 / 1998	25.25	50,000	4.3 years	25.25	10,000	25.25
4 / 1998	25.75	383,000	4.3 years	25.75	—	25.75
11 / 1998	25.75	40,000	4.3 years	25.75	—	25.75
3 / 1999	25.75	100,000	4.3 years	25.75	—	25.75
6 / 1999	20.00	245,750	5.5 years	20.00	122,875	20.00
1 / 2000	19.19	50,000	6.0 years	19.19	50,000	19.19
2 / 2000	15.94	280,625	3.2 years	15.94	280,625	15.94
7 / 2000	22.31	50,000	6.5 years	22.31	25,000	22.31
1 / 2001	24.38	379,000	7.1 years	24.38	—	24.38
5 / 2001	24.38	50,000	7.3 years	24.38	—	24.38
7 / 2001	24.38	15,000	7.5 years	24.38	—	24.38
8 / 2001	21.32	10,000	7.7 years	21.32	—	21.32
12 / 2001	24.00	5,000	8.0 years	24.00	—	24.00
1 / 2002	23.45	522,000	8.1 years	23.45	—	23.45
4 / 2002	27.63	6,000	8.3 years	27.63	—	27.63
6 / 2002	32.26	50,000	8.4 years	32.26	—	32.26
7 / 2002	31.58	2,000	8.5 years	31.58	—	31.58
7 / 2002	31.45	15,000	8.5 years	31.45	—	31.45
1 / 2003	25.83	458,000	9.1 years	25.83	—	25.83
1 / 2003	25.83	50,000	9.1 years	25.83	—	25.83
9 / 2003	27.45	50,000	9.8 years	27.45	—	27.45

		3,426,137			1,103,262

NOTE 11—Commitments and Contingencies:

Contractual Obligations and Contingencies

The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused lines of credit, and various take or pay and throughput agreements:

	2004	2005	2006	2007	2008	There after
Take or pay / throughput agreements	$37,804	$13,639	$11,113	$9,384	$7,735	$34,861
Letters of credit and guarantees	24,418	24,410	—	—	—	—
Capital projects	7,583	700	700	700	700	—
Additional investment commitment payments	6,805	1,035	805	805	30	199
Natural gas contracts	32	—	—	—	—	—
Other	12	12	—	—	—	—

Total	$76,654	$39,796	$12,618	$10,889	$8,465	$35,060

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2003, amounted to $28.3 million) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of the JBC’s total loans, which could amount up to $46 million if JBC makes all of its allowable draws.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Service Agreements

The Company and Ethyl are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and Ethyl agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, Baton Rouge, Louisiana and Feluy, Belgium. In addition, the Company and Ethyl are parties to agreements providing for the blending by the Company of Ethyl’s additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. On January 21, 2003, the Company purchased Ethyl’s antioxidants working capital, patents and other intellectual property. The Company’s billings to Ethyl in 2003, 2002 and 2001 in connection with their agreements amounted to $9,166, $22,638 and $23,776, respectively. Ethyl’s billings to the Company in 2003, 2002 and 2001, in connection with these agreements, amounted to $1,478, $1,566 and $1,438, respectively. At December 31, 2003, the Company had receivables from Ethyl of $1,273 and payables to Ethyl of $334.

The Company and MEMC Pasadena, Inc. (“MEMC Pasadena”) are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site that is located at Albemarle’s Pasadena plant and on which MEMC Pasadena’s electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company’s billings to MEMC Pasadena, in connection with these agreements amounted to $10,022 in 2003, $7,402 in 2002 and $7,882 in 2001. MEMC’s billings to the Company in 2003, 2002 and 2001, in connection with these agreements, amounted to $2,463, $1,120 and $2,964, respectively. At December 31, 2003, the Company had receivables from MEMC of $2,392 and payables to MEMC of $992.

The Company and BP, p.l.c. or its affiliates (“BP”) are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to BP, and BP provides operating and support services, certain utilities and products to Albemarle. The Company’s billings to BP in 2003, 2002 and 2001, in connection with these agreements, amounted to $39,436, $34,907 and $53,488, respectively. BP’s billings to the Company in 2003, 2002 and 2001, in connection with these agreements, amounted to $14,592, $15,036 and $16,330, respectively. At December 31, 2003, the Company had receivables from BP of $3,443 and payables to BP of $1,399.

The Company and Rhodia or its affiliates are parties to numerous operating and service agreements, dated July 23, 2003, pursuant to which the Company provides operating and support services, certain utilities and products to Rhodia, and Rhodia provides operating and support services, certain utilities and products to Albemarle. The Company’s billings to Rhodia in 2003 in connection with these agreements amounted to $4,986 million. Rhodia’s billings to the Company in 2003 in connection with these agreements, amounted to $4,196. At December 31, 2003, the Company had receivables from Rhodia of $1,756 and payables to Rhodia of $920.

Environmental

The Company has the following recorded environmental liabilities at December 31, 2003, 2002, and 2001:

	2003	2002	2001
Beginning balance	$31,443	$30,245	$11,533
Additions	1,163	400	20,862
Expenditures	(1,396)	(2,332)	(2,836)
Change in estimate	(1,801)	—	—
Foreign exchange	3,766	3,130	686
SFAS No. 143 reclassification	(4,053)	—	—

Ending balance	$29,122	$31,443	$30,245

Recorded liabilities decreased $2,321 from December 31, 2002, after adoption of SFAS No. 143, due in part to a reclassification of certain environmental obligations previously accounted for under FASB Statement of Position 96-1 to other noncurrent liabilities. See Note 21, “Cumulative Effect of a Change in Accounting Principle, Net.” The amounts recorded represent management’s best estimate of the Company’s future remediation and other anticipated environmental costs relating to past operations.

Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates, based on the latest available information, there is a reasonable possibility that future environmental remediation costs to be incurred over a period of time associated with the Company’s past operations in excess of amounts already recorded, could be up to $10,529 before income taxes. However, the Company believes that most of the amount it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded will not have a material adverse impact on its financial condition or results of operations, but could have a material adverse impact in a particular quarterly reporting period.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Rental Expense

The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future minimum lease payments for the next five years and thereafter:

Year	Minimum Lease Payments

2004	$6,921
2005	5,228
2006	4,267
2007	2,885
2008	2,719
thereafter	12,947

Rental expense was approximately $16,250 for 2003, $14,600 for 2002 and $13,540 for 2001. Rental expense is shown net of rental income of $365, $476 and $239 for 2003, 2002 and 2001, respectively.

Litigation

The Company is involved from time to time in legal proceedings of types regarded as common in the Company’s businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation.

The Company maintains a financial accrual for these proceedings which includes defense costs and potential damages, as estimated by its General Counsel. The Company also maintains insurance to mitigate such risks. The Company is not party to any pending litigation proceedings that are expected to have a material adverse effect on the Company’s results of operations, financial position or cash flows.

NOTE 12—Pension Plans and Other Postretirement Benefits:

The Company has noncontributory defined-benefit pension plans covering most U.S. employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

The Company provides postretirement medical benefits and life insurance for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on Company payments. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage, subject to a cap on Company payments. Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. Pension coverage for employees of the Company’s foreign subsidiaries is provided through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees or under insurance policies. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company’s other pension disclosure information presented.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligations

Benefit obligation at January 1	$401,469	$348,258	$67,069	$75,062
Service cost	10,226	9,819	1,685	1,445
Interest cost	25,146	25,223	4,149	3,508
Plan amendments	81	155	—	(16,483)
Assumption changes	7,787	19,930	3,556	4,271
Actuarial (return) loss	(8,517)	11,819	(2,674)	2,863
Benefits paid	(18,966)	(17,534)	(3,099)	(3,597)
Acquisition of businesses	420	—	—	—
Plan curtailments and settlements	(6)	—	—	—
Employee contributions	120	12	—	—
Foreign exchange loss	5,423	3,787	—	—

Benefit obligation at December 31	$423,183	$401,469	$70,686	$67,069

Change in plan assets

Fair value of plan assets at January 1	$333,565	$392,019	$7,500	$7,275
Actual return (loss) on plan assets	76,738	(62,001)	1,322	1,081
Employer contributions	12,967	19,689	2,152	2,741
Benefits paid	(17,772)	(16,542)	(3,099)	(3,597)
Foreign exchange gain	497	302	—	—
Employee contributions	120	98	—	—

Fair value of plan assets at December 31	$406,115	$333,565	$7,875	$7,500

Funded status of plans

Under funded status	$(17,068)	$(67,904)	$(62,811)	$(59,569)
Adjustment to accrued position	(329)	—	—	—
Unrecognized net loss	159,316	195,496	7,507	7,801
Unrecognized prior service cost (benefit)	3,413	4,842	(12,137)	(13,485)
Unrecognized net transition asset	(67)	(115)	—	—

Net prepaid (accrued) benefit cost at December 31	$145,265	$132,319	$(67,441)	$(65,253)

Assumption percentages as of December 31

Discount rate	6.15%	6.60%	6.15%	6.60%
Expected return on plan assets	8.75%	9.25%	7.00%	7.00%
Rate of compensation increase	2.56%	3.75%	2.56%	3.75%

In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected long term allocation of plan assets to these investments. The expected rate of return on pension plan assets was reduced from 9.25% at December 31, 2002 to 8.75% at December 31, 2003. No change was made in the expected 7.00% return on other postretirement benefit plan assets.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$184,508	$165,536	$—	$—
Accrued benefit cost	(41,635)	(38,677)	(67,441)	(65,253)
Intangible assets	—	417	—	—
Accumulated other comprehensive income	2,392	5,043	—	—

Net amount recognized	$145,265	$132,319	$(67,441)	$(65,253)

The accumulated benefit obligation for all defined benefit pension plans was $390,477 and $355,502 at December 31, 2003 and 2002, respectively. The net prepaid (accrued) benefit cost related to pensions is included in “prepaid pension assets” and “other noncurrent liabilities” in the consolidated balance sheets. The accrued postretirement benefit cost is included in “postretirement benefits” in the consolidated balance sheets.

The components of pension and postretirement benefits (income) expense are as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$10,226	$9,819	$8,579	$1,685	$1,445	$2,067
Interest cost	25,146	25,223	22,792	4,149	3,508	4,514
Expected return on assets	(41,939)	(44,556)	(44,708)	(490)	(476)	(414)
Plan curtailments, termination benefits and termination of insurer contracts	3	842	—	—	—	—
Amortization of prior service cost (benefit)	1,529	1,529	1,780	(1,349)	(2,401)	99
Amortization of loss (gain)	969	109	(2,322)	345	282	(303)
Amortization of transition asset	(49)	(499)	(2,070)	—	—	—
Employee contributions	—	(80)	(77)	—	—	—

Benefits (income) expense	$(4,115)	$(7,613)	$(16,026)	$4,340	$2,358	$5,963

Assumption percentages

Discount rate	6.60%	7.25%	7.50%	6.60%	7.25%	7.50%
Expected return on plan assets	9.25%	9.50%	9.50%	7.00%	7.00%	7.00%
Rate of compensation increase	3.75%	4.50%	4.50%	3.75%	4.50%	4.50%

The Company’s pension and other postretirement benefit plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Asset Category:
Domestic equity	49%	69%	—%	—%
International equity	13	12	—	—
Fixed income	13	15	100	100
Absolute return aggressive	9	2	—	—
Absolute return conservative	9	2	—	—
Cash	7	—	—	—

Total	100%	100%	100%	100%

The investment objective of the pension plan assets is maximum return with a strong emphasis on preservation of capital. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset allocations include 60% in long equity managers and the remaining 40% in asset classes that provide diversification from traditional long equity holdings. Depending on market conditions, the broad asset class targets may range +/- 10%. These asset classes include, but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield equities and distressed debt.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Equity securities include Albemarle common stock in the amounts of $0.5 million (0.1% of total plan assets) at December 31, 2003 for pension benefits. There were no investments in Albemarle common stock at December 31, 2003 for other postretirement benefits or at December 31, 2002 for pension or other postretirement benefits.

The information presented above including actual allocation of plan assets, description of investment strategies, and description of basis used to determine the overall expected rate-of-return-on-assets assumption, is provided only for domestic plans. The domestic and foreign amounts are presented for the following:

	2003 Pension Benefits		2003 Other Postretirement Benefits
	Foreign	Domestic	Foreign	Domestic
Total fair value of plan assets as of the measurement date	$3,052	$403,063	Not applicable	$7,875
Overall expected long-term rate of return on assets	5.00%	8.75%	Not applicable	7.00%

	2002 Pension Benefits		2002 Other Postretirement Benefits
	Foreign	Domestic	Foreign	Domestic
Total fair value of plan assets as of the measurement date	$2,090	$331,475	Not applicable	$7,500
Overall expected long-term rate of return on assets	5.00%	9.25%	Not applicable	7.00%

The Company has not determined the expected 2004 pension funding; however, there are no required minimum contributions to the plan. The Company expects to contribute $2.9 million to its other postretirement benefit plan in 2004.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the SERP of $1,481, $1,301 and $1,225 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively. In addition to the SERP expenses noted above, the Company recorded a special termination benefit charge of $842 for the year ending December 31, 2002. The accumulated benefit obligation recognized in the Company’s consolidated balance sheet at December 31, 2003 and 2002 was $10,265 and $8,429, respectively. The benefit expenses and obligations of this SERP are included in the tables above. The Company expects to contribute $1,321 to the SERP in 2004.

The assumed health care cost trend rate for 2003 for pre-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 6%, while the trend rate for post-65 coverage was 12% per year, dropping by 1% per year to an ultimate rate of 6%. The assumed health care cost trend rate for 2002 for pre-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 13% per year, dropping by 1% per year to an ultimate rate of 6%. The trend rate for the indemnity plans was 7% per year in 2001 for both pre-65 and post-65 coverage. The trend rate for the managed care plans for pre-65 coverage was 6% per year in 2001. For 2004, the trend rate for pre-65 coverage is 9% per year, dropping by 1% per year to an ultimate rate of 6%; the trend rate for post-65 coverage is 11% per year, dropping by 1% per year to an ultimate rate of 6%.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions:

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(45,034)	$(1,172)	$55,072	$1,290
Other postretirement benefits	(7,643)	(170)	8,653	140
Expected return on plan assets:
Pension	Not applicable	(4,851)	Not applicable	4,851
Other postretirement benefits	Not applicable	(75)	Not applicable	75
Rate of increase (decrease) in per capita cost of covered health care benefits	426	28	(545)	(38)

Other Postemployment Benefits

The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $915 and $993 at December 31, 2003 and 2002, respectively.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. The Company has deferred the recognition of the new Medicare provisions’ impact as permitted by FASB Staff Position 106-1 due to open guidance about certain matters. The final accounting guidance could require changes to previously reported information.

NOTE 13—Income Taxes—Restated:

Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

	Years Ended December 31
	2003		2002 Restated		2001
Income before income taxes:
Domestic	$66,012		$83,793		$90,528
Foreign	22,043		17,314		6,668

Total	$88,055		$101,107		$97,196

Current income taxes (benefits):
Federal	$(3,776	)(a)	$9,145	(b)	$19,481
State	810		909		1,039
Foreign	12,691		7,144		4,992

Total	$9,725		$17,198		$25,512

Deferred income taxes (benefits):
Federal	$6,077		$10,540		$5,965
State	437		683		597
Foreign	(2,349)		(335)		(3,045	)(c)

Total	$4,165		$10,888		$3,517

Total income taxes	$13,890		$28,086		$29,029

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2003		2002 Restated		2001
Federal statutory rate	35.0%		35.0%		35.0%
Foreign sales corporation/Extraterritorial income tax benefit	(2.7)		(2.7)		(1.9)
State taxes, net of federal tax benefit	0.9		0.9		1.1
Depletion	(2.0)		(1.8)		(1.8)
Valuation allowance	—		—		(2.6	)(c)
Revaluation of reserve requirements	(8.5	)(a)	—		—
Export benefit adjustment & IRS tax settlement	(5.1)		(2.5	)(b)	—
Other items, net	(1.8)		(1.1)		0.1

Effective income tax rate	15.8%		27.8%		29.9%

Notes to Income Taxes Tables:

(a)	During 2003, the Company received a $6,199 tax refund including interest of $2,711 ($1,727 after income taxes) relating to the IRS’s examination of the Company’s 1996 and 1997 tax returns and released $7,516 to earnings upon finalization of IRS’s examination of the Company’s 1998 and 1999 tax returns.
(b)	On April 25, 2002, the Company received a favorable tax settlement of $4,509, which included interest of $2,017 (reflected in other income, net including minority interest), from the IRS on its claims for adjustments of export benefits for the years 1994 and 1995.
(c)	In 2001, the Company released a valuation allowance amounting to $2,551 that was required on a deferred tax asset related to the Company’s facilities in Louvain-la-Neuve, Belgium, which was established in 1996 when the Company’s olefins business was sold.

The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 2003 and 2002, consist of the following:

	2003	2002 Restated
Deferred tax assets:
Postretirement benefits other than pensions	$24,419	$23,683
Inventories	13,195	8,164
Accrued employee benefits	4,019	7,004
Environmental accruals	3,692	4,967
Asset retirement obligations	3,018	—
Accrued liabilities	1,256	1,494
Subsidiaries’ net operating loss carryforwards	1,002	942
Foreign currency translation adjustments	—	881
Other	4,089	4,291

Deferred tax assets	54,690	51,426

Deferred tax liabilities:
Depreciation	115,316	109,127
Pensions	57,559	49,853
Foreign currency translation adjustments	14,205	—
Capitalization of interest	1,746	2,157
Other	551	185

Deferred tax liabilities	189,377	161,322

Net deferred tax liabilities	$134,687	$109,896

Reconciliation to consolidated balance sheets:
Current deferred tax assets	$8,978	$12,632
Deferred tax liabilities	143,665	122,528

Net deferred tax liabilities	$134,687	$109,896

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

In connection with the Company’s 1994 spin-off from Ethyl Corporation, a deferred income tax liability of $6,321 was inadvertently recorded in connection with permanent investments in the Company’s international subsidiaries. The December 31, 2002 and prior years’ consolidated balance sheets and statements of changes in shareholders’ equity have been restated via an increase in additional paid in capital and a decrease in deferred income tax liability in the amount of $6,321. This change had no effect on net income nor cash flows for any period.

NOTE 14—Special Items:

In 2003, the Company continued its efforts to reduce operating costs through another separation program that resulted in a special charge of $7,503. The 2003 program impacted a total of 89 salaried employees.

In 2002 and 2001, the Company reduced operating costs through involuntary separation programs that resulted in special charges of $1,550 and 2,051, respectively. The 2002 and 2001 programs impacted a total of 18 and 26 salaried employees, respectively.

The following table summarizes the special item charges outlined above.

	2003	2002	2001
Beginning accrual balance	$761	$2,319	$2,714
Workforce reduction charges, net	7,503	1,550	2,051
Payments	(6,861)	(3,108)	(2,446)
Amount reversed to income	(210)	—	—

Ending accrual balance	$1,193 *	$761	$2,319

*	Balance is expected to be paid in 2004

At December 31, 2003, the Company recorded a SFAS No. 144 charge for real estate held for sale of $2,546 or $1,622 after $924 in income taxes. The charge resulted from a transaction whereby the State of Louisiana, through its Department of Economic Development (“LED”) and the Company entered into a Cooperative Endeavor Agreement (“CEA”) whereby LED can purchase 157 acres of land and thirteen buildings located in East Baton Rouge Parish, Louisiana in three increments. The total cash payment for the facilities, part of which is subject to the appropriation of funds by the State Legislature, will be paid out in three phases over two years and will amount to $6 million. There are certain restrictions that could affect the Company on or about December 31, 2005, if the state completes the funding of the CEA. Upon the date of transfer of all assets, i.e. December 31, 2005, the Company will commit to maintain certain payroll levels in the State through 2012. Should Company payroll fall below certain thresholds, the State would be entitled to a penalty payment. At December 31, 2003, the Company recognized the loss on the sale of Phase I of the CEA totaling $2,546. Phase I is expected to be completed on or before March 31, 2004.

NOTE 15—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company’s financial instruments is as follows:

Cash and Cash Equivalents—The carrying value approximates fair value due to their short-term nature.

Long-Term Debt—The carrying value of the Company’s long-term debt reported in the accompanying consolidated balance sheets at December 31, 2003 and 2002 approximates fair value since substantially all of the Company’s long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.

Foreign Currency Exchange Contracts—The fair values of the Company’s forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represent a net liability position of less than $1 at December 31, 2003. At December 31, 2002, the fair value of the forward contracts represented a net asset position of $26.

NOTE 16—Acquisitions:

On January 21, 2003, the Company acquired Ethyl’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $26,579, including $1,500 ($1,250 paid through December 31) in additional consideration if Ethyl’s purchases of antioxidant products from Albemarle and Albemarle’s sales of antioxidant products to third parties for fuel and lubricant additive use meet certain specified performance criteria. The Company acquired the antioxidants assets to further leverage core strengths in alkyls and orthoalkylation. The purchase price was allocated among intangible assets, including customer list, patents, a supply agreement and other intangibles, working capital, fixed assets and an immaterial amount of in - process research and development costs that were expensed in 2003. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition.

On July 23, 2003, the Company, through its wholly-owned subsidiary Albemarle Virginia Corporation, acquired Rhodia S.A. and its affiliated companies’ global

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

organophosphorus and ammonium polyphosphate flame retardants business (“Rhodia”) for $80,024. This acquisition strengthened Albemarle’s position in rigid and flexible polyurethane foams. The Antiblaze flame retardant product portfolio that was acquired allows Albemarle to be a significant provider of flame retardants for the polyurethane foam industry. It also complements the NcendX™ phosphorus-based flame retardants capability Albemarle has developed for thermoplastic applications. As part of this transaction, Albemarle acquired a production site in Avonmouth, United Kingdom. Albemarle will be supplied with flame retardants and intermediates manufactured at Rhodia’s sites in Charleston, S.C., and Oldbury and Widnes in the United Kingdom. The preliminary purchase price allocation is complete except for the effects of several minor contractual issues with the seller that are expected to be completed in the first quarter of 2004. The purchase price was allocated among fixed assets, intangible assets, including the customer list, trade name, patents, a supply agreement and other intangibles, working capital and goodwill. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Note 17, “Pro Forma Financial Information—unaudited.”

On December 2, 2003, the Company, through its wholly-owned subsidiary Albemarle Chemicals SAS, acquired Atofina’s bromine fine chemicals business (“Atofina”) for $11,164. The transaction included the transfer to Albemarle of Atofina’s production site in Port de Bouc, France, and Atofina will supply Albemarle with additional fine chemicals under a long-term agreement. The acquisition provides Albemarle with flexibility in raw material supply and complements its existing network of bromine-based facilities in Jordan and the United States. The preliminary purchase price allocation has not been finalized at December 31, 2003 due to the timing of the acquisition. It is expected to be completed by the end of the second quarter of 2004. The acquisition is being accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Note 17, “Pro Forma Financial Information—unaudited.”

On May 31, 2001, the Company, through its wholly-owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH for approximately $34,000 in cash plus expenses and the assumption of approximately $55,000 in current and long-term liabilities. The assets acquired included Martinswerk’s manufacturing facilities and headquarters in Bergheim, Germany and its 50% stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs/Breitenau, Austria. The acquisition was financed through the Company’s former Credit Facility. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Note 17, “Pro Forma Financial Information—unaudited.”

Martinswerk produces mineral-based flame retardants for the plastics and rubber markets, brightening pigments for high-quality paper applications and specialty aluminum oxides for polishing, catalyst and niche ceramic applications. Magnifin produces high-purity magnesium hydroxide flame retardant products used in applications requiring higher processing temperatures.

On July 1, 2001, the Company acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79,000 in cash plus expenses and the assumption of certain current liabilities. The acquisition was financed through the Company’s existing Credit Facility. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Note 17, “Pro Forma Financial Information—unaudited.” The assets acquired included working capital, property, plant and equipment and certain intangibles, including goodwill and technical know how. The assets acquired also included a multi-functional manufacturing plant in Tyrone, Pennsylvania, and a cGMP (current Good Manufacturing Practices) pilot plant in Dayton, Ohio. Albemarle acquired the businesses to focus on the manufacture of custom and proprietary fine chemicals and chemical services for the pharmaceutical and life sciences industries as well as additives for ultraviolet light-cured polymer coatings, to broaden the portfolio of Albemarle’s Polymer Chemicals business.

A summary of the assets acquired and liabilities assumed for the Ethyl, Rhodia, and Atofina acquisitions, which were acquired on January 21, 2003, July 23, 2003, and December 2, 2003, respectively is presented as follows.

2003

Current assets	$21,406
Property, plant & equipment	19,701
Goodwill and intangibles	80,019
Other assets	3,334
Current liabilities	4,959
Noncurrent environmental accruals	1,034
Other noncurrent liabilities	700

Net cash paid	$117,767

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

A summary of the assets acquired and liabilities assumed for Martinswerk GmbH and Martinswerk’s 50% stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively is presented as follows.

2001

Current assets	$82,623
Property, plant & equipment	67,269
Goodwill and intangibles	9,691
Other assets	9,560
Current liabilities	24,971
Noncurrent environmental accruals	16,224
Other noncurrent liabilities	14,703

Net cash paid	$113,245

NOTE 17—Pro Forma Financial Information—unaudited:

The pro forma information presented below for the Rhodia and Atofina business acquisitions, which were acquired on July 23, 2003, and December 2, 2003, respectively, includes adjustments for interest expense, depreciation, amortization of intangibles as well as various other income statement accounts in order to properly present results of operations for the Company as if the acquisitions were made on January 1, 2001. The pro forma information for the year ended December 31, 2001 also includes the pro forma effects of Martinswerk GmbH and Martinswerk’s 50% stake in Magnifin Magnesiaprodukte GmbH, and the custom and fine chemicals businesses of ChemFirst, Inc., which were acquired on May 31, 2001, and July 1, 2001, respectively.

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001

Net sales	$1,158,316	$1,094,931	$1,101,286
Income before cumulative effect of a change in accounting principle	$72,835	$77,610	$72,678
Net income	$70,615	$77,610	$72,678
Diluted earnings per share	$1.68	$1.80	$1.56

NOTE 18—Operating Segments and Geographic Area Information:

The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals operating segment is comprised of flame retardants, catalysts and polymer additives product areas. The Fine Chemicals operating segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals product areas. Net sales, operating profit and identifiable assets have been restated for the Fine Chemicals segment and total for the year of 2002 to move the recognition of revenue of certain bill and hold transactions related to a Fine Chemical segment product for the fourth quarter 2002. The restatement (see Note 20, “Restatements”) resulted in $3,516 of net sales and $2,706 of operating profit shifting from fourth quarter 2002 to first and second quarter 2003 results. Identifiable assets have also been restated to reflect the effect of the recordation of accounts receivable, inventory and income taxes related to the restated sales amounts.

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

Operating Segment Results	Polymer Chemicals	Fine Chemicals	Corporate & Other	Total
2003
Net sales	$629,856	$480,381	$—	$1,110,237
Operating profit(a)	70,370	48,988	(26,534)	92,824
Identifiable assets	574,125	498,650	314,516	1,387,291
Goodwill	20,610	16,222	—	36,832
Depreciation and amortization	36,742	46,617	655	84,014
Capital expenditures	19,914	20,829	315	41,058

2002—Restated
Net sales	$552,042	$455,876	$—	$1,007,918
Operating profit(a)	64,754	60,576	(22,511)	102,819
Identifiable assets	428,080	474,374	297,944	1,200,398
Goodwill	13,238	14,278	—	27,516
Depreciation and amortization	33,849	46,066	688	80,603
Capital expenditures	15,657	22,120	605	38,382

2001
Net sales	$479,373	$463,379	$—	$942,752
Operating profit(a)	60,121	61,036	(22,707)	98,450
Identifiable assets	353,855	532,921	251,496	1,138,272
Goodwill	9,994	16,710	—	26,704
Depreciation and amortization	28,246	48,542	822	77,610
Capital expenditures	14,537	35,134	232	49,903

Net Sales(b)(c)	2003	2002 Restated	2001
United States	$475,221	$477,648	$508,521
Foreign	635,016	530,270	434,231

Total	$1,110,237	$1,007,918	$942,752

Long-Lived Assets as of December 31	2003	2002	2001
United States	$384,818	$399,821	$428,808
France	98,207	87,725	82,539
United Kingdom	89,874	9,823	9,487
Other foreign countries	72,690	56,873	40,586

Total	$645,589	$554,242	$561,420

Notes:

(a)	Includes the effects of foreign exchange transaction gains (losses) of $1,424, $1,652 and $492 in 2003, 2002 and 2001, respectively.

(b)	No sales in a foreign country exceed 10% of the Company’s total net sales.

(c)	Net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 19—Quarterly Financial Summary—unaudited:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003	Restated	Restated
Net sales(a)	$266,739	$271,823	$276,551	$295,124
Gross profit(a)	$58,542	$60,232	$56,008	$63,728
Special items(b)	$—	$—	$7,503	$2,546
Income before cumulative effect of a change in accounting principle, net	$23,787	$23,734	$9,856	$16,788
Net income(a)(c)(d)	$21,567	$23,734	$9,856	$16,788
Basic earnings per share on income before cumulative effect of a change in accounting principle, net	.57	.58	.24	.41
Basic earnings per share(a)(c)	$.52	$.58	$.24	$.41
Shares used to compute basic earnings per share	41,496	41,208	41,177	41,141
Diluted earnings per share on income before cumulative effect of a change in accounting principle, net	.56	.56	.23	.40
Diluted earnings per share(a)(c)	$.51	$.56	$.23	$.40
Shares used to compute diluted earnings per share	42,286	42,046	42,137	42,113

2002				Restated
Net sales(a)	$231,822	$252,706	$271,714	$251,676
Gross profit(a)	$55,760	$58,155	$64,974	$53,641
Special items(e)	$850	$—	$—	$700
Net income(a)(f)	$16,798	$20,694	$20,352	$15,177
Basic earnings per share(a)	$.39	$.50	$.49	$.36
Shares used to compute basic earnings per share(g)	43,438	41,618	41,676	41,684
Diluted earnings per share(a)	$.38	$.48	$.48	$.36
Shares used to compute diluted earnings per share(g)	44,190	42,822	42,796	42,741

Notes:

(a)	Fourth quarter 2002 has been restated to move the recognition of revenue of a $3,516 sales transaction related to a Fine Chemical segment product. The restatement resulted in the reduction of $3,516 of net sales and $1,724 of net income from fourth quarter 2002 and an increase in the first quarter 2003 (net sales of $1,169 and net income $573) and second quarter 2003 (net sales of $2,347 and net income of $1,151) results.

(b)	Special items charge for the third quarter of 2003 totaled $7,503 ($4,780 after income taxes). This charge resulted from workforce reduction programs at certain of the Company’s facilities. The fourth quarter special charge related to a SFAS No. 144 charge for real estate held for sale, totaling $2,546 ($1,622 after income taxes).

(c)	On January 1, 2003, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations.” The cumulative effect of the change in accounting principle, net resulting from the implementation of the standard was $3,485 ($2,220 after income taxes).

(d)	During 2003, the Company received a $6,199 tax refund including interest of $2,711 ($1,727 after income taxes) relating to the IRS’s examination of the Company’s 1996 and 1997 tax returns and released $7,516 in valuation reserves to earnings during the quarter ended June 30, 2003, upon finalization of IRS’s examination of the Company’s 1998 and 1999 tax returns.

(e)	Special items charges for the first and fourth quarters of 2002 totaled $850 ($541 after income taxes) and $700 ($445 after income taxes), respectively. These charges resulted from workforce reduction programs at certain of the Company’s facilities.

(f)	On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the IRS on its claims for adjustments of export benefits for the years 1994 and 1995.

(g)	On February 13, 2002, the Company purchased 4,000,000 shares of its outstanding common stock from Bruce C. Gottwald and members of his immediate family for an aggregate price of $92,680.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

NOTE 20—Restatements:

The 2002 consolidated financial statements and certain 2001 amounts reported in the consolidated statement of shareholders’ equity have been restated in order to correct two matters as further discussed below.

In connection with the Company’s 1994 spin-off from Ethyl Corporation, a deferred income tax liability of $6,321 was inadvertently recorded in connection with permanent investments in the Company’s international subsidiaries. The December 31, 2002 and prior years’ consolidated balance sheets and statements of changes in shareholders’ equity have been restated via an increase in additional paid in capital and a decrease in deferred income tax liability in the amount of $6,321. This change had no effect on net income nor cash flows for any period.

The 2002 consolidated financial statements have been restated to reflect the reversal of previously reported net sales and cost of sales of $3,516 and $810, respectively, and of the related income tax provision of $982 with respect to a sales transaction originally reported in the fourth quarter of 2002. That transaction is now reported in the periods that the product was delivered to the customer, specifically the first and second quarters of 2003. The restatement resulted in the reduction of $3,516 of net sales and $1,724 of net income from the fourth quarter 2002 and an increase in the first quarter 2003 (net sales of $1,169 and net income $573) and second quarter 2003 (net sales of $2,347 and net income of $1,151) results.

The following table presents the impact of the foregoing adjustments on our previously reported consolidated balance sheet at December 31, 2002 and consolidated statement of income for the year ended December 31, 2002:

Period	As Previously Reported	As Restated

Balance sheet at December 31, 2002:
Accounts receivable	$197,089	$193,573
Inventory—finished goods	116,164	116,974
Total inventory	160,805	161,615
Total current assets	413,064	420,506	*
Total assets	1,192,956	1,200,398	*
Income taxes payable	19,095	18,113
Total current liabilities	165,007	164,025
Deferred income taxes	128,849	122,528
Retained earnings	571,551	576,148
Total shareholders’ equity	569,740	574,337

Income statement for the year ended December 31, 2002:
Net sales	$1,011,434	$1,007,918
Cost of goods sold	(776,198)	(775,388)
Gross profit	235,236	232,530
Operating profit	105,525	102,819
Income before income taxes	103,813	101,107
Income taxes	(29,068)	(28,086)
Net income	74,745	73,021
Basic earnings per share	1.78	1.73
Diluted earnings per share	1.73	1.69

*Includes	reclassifications to conform to current presentation.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars Except for Share Data and Per-Share Amounts)

Note 21—Cumulative Effect of a Change in Accounting Principle, Net:

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Upon its initial adoption, SFAS No. 143 required the Company to recognize the fair value of its liabilities for asset retirement obligations for identified assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The following table reflects the changes in the beginning and ending carrying amounts associated with the long-lived assets under SFAS 143:

	Long Lived Asset	Accumulated Depreciation	Asset Retirement Obligation	Cumulative Effect at Implementation
Balance at implementation, January 1, 2003	$6,520	$(3,083)	$(6,922)	$(3,485)
Reclassification of environmental reserve at implementation	—	—	(4,053)	—
Additional asset retirement obligations	—	—	(82)	—
Depreciation during 2003	—	(382)	—	—
Accretion interest during 2003	—	—	(394)	—
Foreign exchange impact	—	—	(2)	—

Balance at December 31, 2003	$6,520	$(3,465)	$(11,453)	$(3,485)

The financial statement impact at adoption of SFAS No. 143 on the Company’s consolidated statements of income is reflected as a cumulative effect of a change in accounting principle amounting to $3,485 ($2,220 after income taxes of 1,265).

Had SFAS No. 143 been in effect as of January 1, 2001, the impact on the Company’s consolidated statements of income would have been immaterial for the years ended December 31, 2002 and 2001 and the asset retirement obligation would have been $10,975, $10,409 and $9,873 as of December 31, 2002 and 2001 and January 1, 2001, respectively.

Albemarle Corporation and Subsidiaries

MANAGEMENT’S REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS

Albemarle Corporation’s management has prepared the consolidated financial statements and related notes appearing on pages 19 through 50 in conformity with accounting principles generally accepted in the United States. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management’s judgments and estimates. Financial data appearing elsewhere in this annual report are consistent with these consolidated financial statements.

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

The audit committee of the Board of Directors, composed only of independent directors, meets with management, the outsourced independent internal auditors and the independent auditors to review accounting, auditing and financial reporting matters. The independent auditors are retained by the audit committee.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Albemarle Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 20, the 2002 consolidated financial statements and certain 2001 amounts reported in the consolidated statement of shareholders’ equity have been restated.

As discussed in Note 21, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

Richmond, Virginia

January 30, 2004

Albemarle Corporation and Subsidiaries

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of Albemarle’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of these disclosure controls and procedures were effective for the year ended December 31, 2003. No significant changes were made in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information contained in the Proxy Statement under the caption “Election of Directors” concerning directors and persons nominated to become directors of the Company is incorporated herein by reference. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (March 31, 2004). The names, ages and biographies of all executive officers of the Company as of February 26, 2004 are set forth below:

William M. Gottwald, age 56, Chairman of the Board of Directors. Mr. Gottwald was elected Chairman of the Board of Directors on March 28, 2001, having previously served as Vice President—Corporate Strategy since September 1996.

Floyd D. Gottwald, Jr., age 81, Vice Chairman of the Board of Directors and Chairman of the Executive Committee. Mr. Gottwald was elected Vice Chairman of the Board of Directors and Chairman of the Executive Committee on October 1, 2002, having previously served as Chairman of the Executive Committee and Chief Executive Officer of the Company from March 28, 2001 through September 30, 2002, and Chairman of the Board and Executive Committee and Chief Executive Officer of the Company prior thereto.

Mark C. Rohr, age 52, President and Chief Executive Officer. Mr. Rohr was elected President and Chief Executive Officer effective October 1, 2002. Mr. Rohr served as President and Chief Operating Officer from January 1, 2000 until his election as Chief Executive Officer. Prior to that Mr. Rohr served as Executive Vice President—Operations from March 22, 1999 until January 1, 2000. Prior to joining Albemarle, Rohr was Senior Vice President for the Specialty Chemicals group of Occidental Chemical Corporation in Dallas, Texas.

Paul F. Rocheleau, age 50, Senior Vice President and Chief Financial Officer. Mr. Rocheleau joined Albemarle effective June 15, 2002 as Senior Vice President and Chief Financial Officer. Prior to joining Albemarle, he was appointed to the Board and had served as a consultant to the Company and to CCA Industries, Inc., a private equity firm. From 1997 to 2000, Mr. Rocheleau served as chief executive officer of Albright & Wilson plc (United Kingdom).

George A. Newbill, age 60, Senior Vice President—Manufacturing Operations. Mr. Newbill was promoted to Senior Vice President—Manufacturing Operation effective January 1, 2004. Prior to that, he served as Vice President—Manufacturing Operations from May 1, 2003 until his promotion, and prior to that served as Vice President—Sourcing Organization from January 1, 2000 until May 1, 2003 and Vice President-Manufacturing since 1993. Mr. Newbill joined the Company in June 1965.

John M. Steitz, age 45, Senior Vice President—Business Operations. Mr. Steitz was appointed to Senior Vice President—Business Operations effective January 1, 2004. Mr. Steitz served as Vice President—Business Operations from October 2002 until his current appointment. From July 2000 until October 2002, Mr. Steitz served as Vice President—Fine Chemicals on a global basis. Prior to joining Albemarle, he was associated with Mallinckrodt, Incorporated, in St. Louis, Missouri for twenty years where he was Vice President and General Manager—Pharmaceutical Chemicals.

William B. Allen, Jr., age 39, Corporate Controller. Mr. Allen was promoted to Corporate Controller effective September 1, 2003. Prior to that, Mr. Allen served as the Director of Financial Analysis and Planning from July 2002 until September 2003, and prior to that served as the Finance Director for European, Middle East and African operations from April 1998 until July 2002. Mr. Allen joined the Company in 1994.

John Dabkowski, age 55, Vice President—Polymer Chemicals. Mr. Dabkowski joined the Company in June 1973 and has served as the Vice President—Polymer

Albemarle Corporation and Subsidiaries

Chemicals since September 1997. Prior to that, he served as Vice President and General Manager of Specialty Chemicals from March 1994 until September 1997.

Jack P. Harsh, age 51, Vice President—Human Resources. Mr. Harsh was elected Vice President—Human Resources, effective December 1, 1998. Mr. Harsh joined Albemarle effective November 16, 1998, from Union Carbide Corporation in Danbury, Connecticut, where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization.

Luther C. Kissam, IV, age 39, Vice President, General Counsel and Secretary. Mr. Kissam joined the Company and was elected Vice President, General Counsel and Secretary effective September 30, 2003. Prior to joining Albemarle, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company in St. Louis, Missouri, and prior to that served as Associate General Counsel of Monsanto Company in St. Louis, Missouri.

John J. Nicols, age 39, Vice President—Fine Chemicals. Mr. Nicols joined the Company in February 1990 and has served as Vice President—Fine Chemicals since June 2002. Prior to that, Mr. Nicols served as a Divisional Vice President since March 2002, and Global Business Director since February 1999.

Michael D. Whitlow, age 52, Vice President—Investor Relations and External Affairs. Mr. Whitlow was elected Vice President—Investor Relations and External Affairs effective January 1, 2003. Prior to that, Mr. Whitlow served as Vice President—Americas Sales since May 1, 1999. Mr. Whitlow joined the Company in 1989.

Ronald C. Zumstein, age 42, Vice President—Health, Safety and Environment. Dr. Zumstein was elected Vice President—Health, Safety and Environment effective March 1, 2003. Prior to that, Dr. Zumstein served as Plant Manager since March 1, 1999.

Audit Committee Financial Expert

The Board of Directors of Albemarle has determined that each of John Sherman, Jr., Chair of the Audit Committee, and Seymour S. Preston III, Vice Chair of the Audit Committee, is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

Albemarle has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. The members of the Audit Committee are John Sherman, Jr., Seymour S. Preston III, and Charles E. Stewart.

Code of Conduct

Albemarle has adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available on Albemarle’s website at http://www.albemarle.com. Shareholders may also request a free copy of the Code of Conduct from: Albemarle Corporation, Attention: Investor Relations, 330 South Fourth Street, Richmond, Virginia 23219. The Company will disclose any amendments to, or waivers from, a provision of its Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on its website.

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

ITEM 14. Principal Accountant Fees and Services

This information is contained in the Proxy Statement under the caption “Audit Committee Report” and is incorporated herein by reference.

Albemarle Corporation and Subsidiaries

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 19 to 51:

Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to the Consolidated Financial Statements
Management’s Report on the Consolidated Financial Statements
Report of Independent Auditors

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.1	Amendment to Restated Articles of Incorporation of the registrant [filed as Exhibit 3.1 to the Company’s Form 10-K for 1994 (No. 1-12658), and incorporated herein by reference].

3.2	By-laws of the registrant amended effective September 24, 2003 [filed as Exhibit 3(ii) to the Company’s Form 10-Q for Third Quarter Ended September 30, 2003 (No. 1-12658), and incorporated herein by reference].

10.1	Credit Agreement, dated as of September 10, 2002, between the Company, Bank of America, N.A., as administrative agent and Fortis USA Finance LLC, Suntrust Bank and The Bank of New York, as co-agents and certain commercial banks [filed as Exhibit 10.1 to the Company’s Third Quarter 2002 Form 10-Q (No. 1-12658) and incorporated herein by reference].

10.2	The Company’s 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Form S-1 (No. 33-77452), and incorporated herein by reference].

10.2.1	Amendment to the Company’s 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002, filed as Exhibit 10.2.1 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

10.3	The Company’s Bonus Plan, adopted on February 8, 1994 [filed as Exhibit 10.8 to the Company’s Form 10 (No. 1-12658), and incorporated herein by reference].

10.4	The Company’s Supplemental Executive Retirement Plan dated April 26, 2000 [filed as Exhibit 10.5 to the Company’s Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.5	The Company’s Non-Employee Outside Directors’ Stock Compensation Plan dated November 1, 1999 [filed as Exhibit 10.6 to the Company’s Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.6	The Company’s Agreement between Certain Executives [filed as Exhibit 10.12 to the Company’s Form 10 (No. 1-12658), and incorporated herein by reference].

10.7	The Company’s 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

10.7.1	Amendment to the Company’s 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003, is filed herewith.

10.8	The Company’s compensation arrangement with Mark C. Rohr dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Form 10-K for 1999 (No. 1-12658), and incorporated herein by reference].

10.9	The Company’s Executive Deferred Compensation Plan, adopted December 18, 2001, [filed as Exhibit 10.10 to the Company’s Form 10-K for 2001 (No. 1-12658) and incorporated herein by reference].

10.10	The Company’s 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Exhibit 10.8 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

10.11	The Company’s Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996, and filed herewith.

11.	Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 2003, 2002 and 2001.

Albemarle Corporation and Subsidiaries

21.	Significant Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Five-Year Summary (see page 57).

(b) A Form 8-K was filed on October 21, 2003 for the Company’s third quarter earnings press release.

Note: Part IV Item 15(1) 7 documents 10.7.1, 10.11, 11, 21, 23.1, 32.1 and 32.2 are not included herein. They will be filed in the Securities and Exchange Commission filing of the 10-K document only.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)
By:	/s/ WILLIAM M. GOTTWALD
(William M. Gottwald) Chairman of the Board

Dated: February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2004.

Signature	Title

/s/ WILLIAM M. GOTTWALD (William M. Gottwald)	Chairman of the Board and Director

/s/ FLOYD D. GOTTWALD, JR. (Floyd D. Gottwald, Jr.)	Vice Chairman of the Board, Chairman of the Executive Committee and Director

/s/ MARK C. ROHR (Mark C. Rohr)	President, Chief Executive Officer and Director

/s/ PAUL F. ROCHELEAU (Paul F. Rocheleau)	Senior Vice President and Chief Financial Officer

/s/ WILLIAM B. ALLEN, JR. (William B. Allen, Jr.)	Corporate Controller

/s/ LLOYD B. ANDREW (Lloyd B. Andrew)	Director

/s/ JOHN D. GOTTWALD (John D. Gottwald)	Director

/s/ RICHARD L. MORRILL (Richard L. Morrill)	Director

/s/ SEYMOUR S. PRESTON III (Seymour S. Preston III)	Director

/s/ CHARLES E. STEWART (Charles E. Stewart)	Director

/s/ ANNE M. WHITTEMORE (Anne M. Whittemore)	Director

/s/ JOHN SHERMAN, JR. (John Sherman, Jr.)	Director

Albemarle Corporation and Subsidiaries

FIVE-YEAR SUMMARY—RESTATED

(In Thousands Except Per-Share Amounts)
Years Ended December 31	2003	2002 Restated	2001 Restated	2000 Restated	1999 Restated
Results of Operations
Net sales(b)	$1,110,237	$1,007,918	$942,752	$941,449	$865,937
Costs and expenses(a)(b)	1,017,413	905,099	844,302	791,287	751,811

Operating profit(b)	92,824	102,819	98,450	150,162	114,126
Interest and financing expenses	5,376	5,070	5,536	5,998	8,379
Gain on sale of investment(c)	—	—	—	—	(22,054)
Other income, net(d)	(607)	(3,358)	(4,282)	(3,337)	(937)

Income before income taxes(b)	88,055	101,107	97,196	147,501	128,738
Income taxes(b)(d)	13,890	28,086	29,029	45,725	39,909

Income before cumulative effect of a change in accounting principle(b)	74,165	73,021	68,167	101,776	88,829
Cumulative effect of a change in accounting principle, net(g)	(2,220)	—	—	—	—

Net income(b)	$71,945	$73,021	$68,167	$101,776	$88,829

Financial Position and Other Data
Total assets(e)	$1,387,291	$1,200,398	$1,138,272	$981,803	$954,094
Operations:
Working capital(b)	$271,298	$256,481	$79,824	$173,038	$201,246
Current ratio(b)	2.29 to 1	2.56 to 1	1.26 to 1	2.22 to 1	2.53 to 1
Depreciation and amortization	$84,014	$80,603	$77,610	$73,750	$75,750
Capital expenditures	$41,058	$38,382	$49,903	$52,248	$77,569
Investments in joint ventures(e)	$11,102	$2,714	$11,166	$6,890	$5,307
Acquisitions, net	$117,767	$—	$113,245	35,006	$—
Research and development expenses	$18,411	$16,485	$21,919	$26,201	$34,288
Gross margin as a % of net sales(b)	21.5	23.1	23.5	28.8	29.7
Total long-term debt	$228,579	$190,628	$170,215	$97,980	$159,760
Equity(f)(h)	$636,221	$574,337	$599,623	$565,228	$496,885
Total long-term debt as a % of total capitalization(h)	26.4	24.9	22.1	14.8	24.3

Common Stock
Basic earnings per share(g)	$1.74	$1.73	$1.49	$2.22	$1.89
Shares used to compute basic earnings per share(f)	41,255	42,104	45,766	45,882	46,889
Diluted earnings per share(g)	$1.71	$1.69	$1.47	$2.18	$1.87
Shares used to compute diluted earnings per share(f)	42,146	43,137	46,524	46,606	47,513
Cash dividends declared per share	$.565	$.54	$.52	$.46	$.40
Shareholders’ equity per share(f)(h)	$15.46	$13.78	$13.18	$12.33	$10.76
Return on average shareholders’ equity(h)	11.9%	12.4%	11.7%	19.2%	18.6%

Footnotes:

(a)	Special charges for 2003, 2002 and 2001, respectively, totaled $7,503, $1,550 and $2,051 ($4,780, $986 and $1,306, after income taxes) resulting from workforce reductions; 2003 also includes a special charge of $2,546 ($1,622 after income taxes) resulting from a SFAS 144 charge for real estate held for sale; 2000 includes a special charge of $6,856 ($4,367 after income taxes) for workforce reductions and a one-time noncash pension settlement gain of $14,990 ($9,549 after income taxes) resulting from a change in election made in certain pension annuity contracts; and 1999 includes a special charge of $10,692 ($6,717 after income taxes) from workforce reductions.

(b)	Fourth quarter 2002 has been restated to move the recognition of a $3,516 sales transaction related to a Fine Chemical segment product. The restatement resulted in the reduction of $3,516 of net sales and $1,724 of net income from fourth quarter 2002 and an increase in the first quarter 2003 (net sales of $1,169 and net income $573) and second quarter 2003 (net sales of $2,347 and net income of $1,151) results.

Albemarle Corporation and Subsidiaries

(c)	Relates to the 1999 gain on the sale of investment in Albright & Wilson stock ($14,381 after income taxes).

(d)	During 2003, the Company received a $6,199 tax refund including interest of $2,711 ($1,727 after income taxes) relating to the IRS’s examination of the Company’s 1996 and 1997 tax returns and released $7,516 to earnings upon the finalization of IRS’s examination of the Company’s 1998 and 1999 tax returns. On April 25, 2002, the Company received a favorable tax settlement of $3,777, including interest of $1,285 after income taxes, from the IRS that related to export benefits for the years 1994 and 1995.

(e)	Certain amounts in the 2002 investments in joint ventures and certain amounts in the 2001 prepaid pension assets and noncurrent liabilities have been reclassified to conform to the current presentation.

(f)	Shareholders’ equity includes the purchase of common shares amounting to: 2003—693,794; 2002—4,015,578; 2001—417,505; 2000—574,091; 1999—857,400.

(g)	On January 1, 2003, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The cumulative effect of the change in accounting principle resulting from the implementation of the standard was $3,485 ($2,220 after income taxes).

(h)	In connection with the Company’s 1994 spin-off from Ethyl Corporation, a deferred income tax liability of $6,321 was inadvertently recorded in connection with permanent investments in the Company’s international subsidiaries. The December 31, 2002 and prior years’ consolidated balance sheets and statements of changes in shareholders’ equity have been restated via an increase in additional paid in capital and a decrease in deferred income tax liability in the amount of $6,321. This change had no effect on net income nor cash flows for any period.