Form 10-Q
period 2004-03-31
ALBEMARLE CORP
filed 2004-05-07
CIK 915913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from              to             .

Commission File Number 1-12658

ALBEMARLE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 SOUTH FOURTH STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code - (804) 788-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2004: 41,527,392

ALBEMARLE CORPORATION

I  N  D  E  X

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,521	$35,173
Accounts receivable, less allowance for doubtful accounts (2004 - $1,073; 2003 - $2,287)	233,847	226,026
Inventories:
Finished goods	137,242	154,594
Raw materials	21,364	22,384
Stores, supplies and other	27,868	27,725

	186,474	204,703
Deferred income taxes and prepaid expenses	16,658	15,467

Total current assets	487,500	481,369

Property, plant and equipment, at cost	1,603,415	1,605,048
Less accumulated depreciation and amortization	1,089,903	1,078,043

Net property, plant and equipment	513,512	527,005
Prepaid pension assets	186,167	185,531
Other assets and deferred charges	77,199	74,802
Goodwill	36,700	36,832
Other intangibles, net of amortization	84,085	81,752

Total assets	$1,385,163	$1,387,291

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,179	$111,431
Long-term debt, current portion	47	190
Accrued expenses	70,597	70,610
Dividends payable to shareholders	11,556	5,494
Income taxes payable	26,406	22,346

Total current liabilities	216,785	210,071

Long-term debt	217,185	228,389
Postretirement benefits	68,299	66,969
Other noncurrent liabilities	102,875	101,976
Deferred income taxes	139,597	143,665
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding - 41,470,782 in 2004 and 41,153,008 in 2003	415	412
Additional paid-in capital	5,136	736
Accumulated other comprehensive income	21,859	23,643
Retained earnings	613,012	611,430

Total shareholders’ equity	640,422	636,221

Total liabilities and shareholders’ equity	$1,385,163	$1,387,291

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per-Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$322,009	$266,739
Cost of goods sold	261,225	208,197

Gross profit	60,784	58,542
Selling, general and administrative expenses	30,354	27,626
Research and development expenses	4,579	4,942
Special items	4,507	—

Operating profit	21,344	25,974
Interest and financing expenses	(1,559)	(1,337)
Other (expense) income, net including minority interest	(1,083)	3,573

Income before income tax and cumulative effect of a change in accounting principle, net	18,702	28,210
Income taxes	5,095	4,423

Income before cumulative effect of a change in accounting principle, net	13,607	23,787
Cumulative effect of a change in accounting principle, net	—	(2,220)

Net income	$13,607	$21,567

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.33	$0.57
Cumulative effect of a change in accounting principle, net	—	(0.05)

Net income	$0.33	$0.52

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.32	$0.56
Cumulative effect of a change in accounting principle, net	—	(0.05)

Net income	$0.32	$0.51

Cash dividends declared per share of common stock	$0.29	$0.28

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income	$13,607	$21,567

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	8	(18)
Unrealized (loss) on hedging derivatives	(51)	—
Foreign currency translation	(1,741)	3,268

Other comprehensive income (loss)	(1,784)	3,250

Comprehensive income	$11,823	$24,817

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash and cash equivalents at beginning of year	$35,173	$47,784

Cash flows from operating activities:
Net income	13,607	21,567
Cumulative effect of a change in accounting principle, net (a)	—	2,220

Income before cumulative effect of a change in accounting principle, net	13,607	23,787
Adjustments to reconcile net income before cumulative effect of a change in accounting principle, net to cash flows from operating activities:
Depreciation and amortization	21,566	20,138
Working capital changes, net of the effects of acquisitions	11,023	15,239
Increase in prepaid pension assets	(636)	—
Increase in income tax receivable	—	(11,083)
Other, net	(835)	639

Net cash provided from operating activities	44,725	48,720

Cash flows from investing activities:
Capital expenditures	(8,398)	(8,857)
Investments in joint ventures and nonmarketable securities	(4,725)	(1,813)
Acquisitions of assets	(600)	(26,579)
Proceeds from liquidation of nonmarketable security	—	4,216

Net cash used in investing activities	(13,723)	(33,033)

Cash flows from financing activities:
Proceeds from borrowings	7,965	42,033
Proceeds from exercise of stock options	3,499	—
Repayments of long-term debt	(19,369)	(35,502)
Purchases of common stock	(827)	(13,213)
Dividends paid to shareholders	(5,963)	(5,918)
Dividends paid to minority interest	(500)	—

Net cash used in financing activities	(15,195)	(12,600)

Net effect of foreign exchange on cash and cash equivalents	(459)	1,829

Increase in cash and cash equivalents	15,348	4,916

Cash and cash equivalents at end of period	$50,521	$52,700

(a) Supplemental noncash disclosures due to a cumulative change in accounting principle:
Increase in property, plant and equipment	$—	$(6,520)
Increase in accumulated depreciation	—	3,083
Increase in other noncurrent liabilities	—	6,922
Decrease in deferred tax liabilities	—	(1,265)

Cumulative effect of a change in accounting principle, net	$—	$2,220

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly-owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of March 31, 2004, and December 31, 2003, the consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2004, and 2003, and condensed consolidated cash flows for the three-month periods ended March 31, 2004, and 2003. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report & Form 10-K. The December 31, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2.	Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
Variable-rate bank loans	$200,585	$207,935
Industrial revenue bonds	11,000	11,000
Foreign borrowings	4,732	8,687
Miscellaneous	915	957

Total	217,232	228,579
Less amounts due within one year	47	190

Long-term debt	$217,185	$228,389

3.	Cost of goods sold includes foreign exchange transaction gains of $392 and $61 for the three-month periods ended March 31, 2004 and 2003, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

4.	Basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003, are calculated as follows:

	Three Months Ended March 31,
	2004	2003
Basic earnings per share

Numerator:
Income before cumulative effect of a change in accounting principle, net	$13,607	$23,787
Cumulative effect of a change in accounting principle, net	—	(2,220)

Income available to shareholders, as reported	$13,607	$21,567

Denominator:
Average number of shares of common stock outstanding	41,365	41,496

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.33	$0.57
Cumulative effect of a change in accounting principle, net	—	(0.05)

Basic earnings per share	$0.33	$0.52

Diluted earnings per share

Numerator:
Income before cumulative effect of a change in accounting principle, net	$13,607	$23,787
Cumulative effect of a change in accounting principle, net	—	(2,220)

Income available to shareholders, as reported	$13,607	$21,567

Denominator:
Average number of shares of common stock outstanding	41,365	41,496
Shares issuable upon exercise of stock options and other common stock equivalents	835	790

Total shares	42,200	42,286

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.32	$0.56
Cumulative of a change in accounting principle, net	—	(0.05)

Diluted earnings per share	$0.32	$0.51

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

5.	The following table reflects the changes in consolidated shareholders’ equity from December 31, 2003 through March 31, 2004:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at December 31, 2003	41,153,008	$412	$736	$23,643	$611,430	$636,221
Net income	—	—	—	—	13,607	13,607
Foreign currency translation, net	—	—	—	(1,741)	—	(1,741)
Change in unrealized gain on marketable equity securities, net	—	—	—	8	—	8
Change in unrealized (loss) on hedging derivatives, net	—	—	—	(51)	—	(51)
Cash dividends declared	—	—	—	—	(12,025)	(12,025)
Stock option revaluation	—	—	665	—	—	665
Shares repurchased and retired	(27,569)	—	(826)	—	—	(826)
Shares issued upon exercise of stock options	305,724	3	3,496	—	—	3,499
Issuance of incentive award stock	39,619	—	1,065	—	—	1,065

Balance at March 31, 2004	41,470,782	$415	$5,136	21,859	613,012	$640,422

6.	At March 31, 2004, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions at Cost		Amortization Charged to Expense	SFAS No. 52 Adjustments	Balances at March 31, 2004
Goodwill	$36,832	$—		$—	$(132)	$36,700

Other intangibles	$81,752	$2,694	(a)	$1,452	$1,090	$84,085

(a)	Other intangibles additions consist of a non-compete agreement ($416), an employment contract ($1,292), a customer list ($820) and other intangibles ($166) associated with the acquisition of the assets of Taerim International Corporation.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

7.	The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2004 and 2003, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2004	2003
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.9
Extraterritorial income exclusion	(3.2)	(2.5)
Depletion	(2.4)	(1.6)
Internal Revenue Service settlement	—	(15.9)
Other items, net	(3.1)	(0.2)

Effective income tax rate	27.2%	15.7%

In March 2003, the Company recorded a receivable for an income tax refund of $11,083. The refund related to the Internal Revenue Service’s examination of the Company’s 1996 and 1997 tax returns. The net effect of the refund on the Condensed Consolidated Statement of Income for the period ended March 31, 2003 amounted to $7,092 or 17 cents per diluted share, including interest $4,113 ($2,620 after income taxes) and a refund of $6,970, offset by the reversal of a deferred tax asset previously recognized, totaling $2,498.

8.	On January 21, 2003, the Company acquired Ethyl’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $26,579, including $1,500 ($1,250 paid through March 31, 2004) in additional consideration after Ethyl’s purchases of antioxidant products from Albemarle and Albemarle’s sales of antioxidant products to third parties for fuel and lubricant additive use met certain specified performance criteria. The Company acquired the antioxidants assets to further leverage core strengths in alkyls and orthoalkylation. A summary of the final purchase price allocation is as follows:

Current assets	$4,685
Property, plant and equipment	300
Other assets	613
Intangibles	24,161
Current liabilities	(2,230)
Noncurrent liabilities	(950)

Net cash paid	$26,579

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

9.	Effective January 1, 2004, the Company acquired the business assets, customer lists and other intangibles of Taerim International Corporation (“Taerim”) and formed Albemarle Korea Corporation located in Seoul. Taerim was formerly Albemarle’s Korean distributor and representative. The acquisition purchase price, which totaled approximately $600 in cash and payables due over five years amounting to $2,400 on a discounted basis, consisted primarily of intangible assets. The final allocation of the purchase price will be completed in the second quarter of 2004.

Inventory and other assets	$570
Intangibles	2,694
Liabilities	(2,664)

Net cash paid	$600

10.	During the first quarter of 2004, the Company recorded a special item charge in its Fine Chemicals segment of $4,507 ($2,871 after income taxes) that resulted from the layoff of 53 employees at the Pasadena plant zeolite facility and the related SFAS No. 88 pension curtailment charge ($898). The following table summarizes the total special charges related to the 2004 layoff and 2003 voluntary separation programs:

Beginning accrual balance, January 1, 2004	$1,193
Workforce reduction charges, net	3,449
Payments	(2,624)
Overaccrual amounts reversed to income	(519)

Ending accrual balance, March 31, 2004	$1,499 *

*	The remaining 2004 amount will be paid during the year.

11.	At March 31, 2004 and 2003, other assets and deferred charges include a receivable related to the probable insurance recovery of an insurance claim for 2002 amounting to $5,783.

12.	The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at March 31, 2004:

Beginning balance at December 31, 2003	$29,122
Payments	(93)
Foreign exchange	(652)

Ending balance at March 31, 2004	$28,377

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

13.	The Company is a global manufacturer of specialty polymer and fine chemicals, grouped into two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, catalysts and polymer additives. The Fine Chemicals segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items not allocated to the reportable segments.

Summary of Segment Results

	Three Months Ended March 31,
	2004		2003
	Revenues	Income	Revenues	Income
Polymer Chemicals	$195,383	$21,333	$147,227	$16,349
Fine Chemicals	126,626	5,286	119,512	14,288

Segment totals	$322,009	26,619	$266,739	30,637

Corporate and other expenses		(5,275)		(4,663)

Operating profit		21,344		25,974
Interest and financing expenses		(1,559)		(1,337)
Other (expense) income, net including minority interest		(1,083)		3,573

Income before income taxes and cumulative effect of a change in accounting principle, net		$18,702		$28,210

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

14.	On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of this Statement on the Company’s consolidated statements of income in 2003 is reflected as a cumulative effect of a change in accounting principle amounting to $3,485 or $2,220 after income taxes.

15.	Cash dividends declared for the three-month period ended March 31, 2004 totaled 29 cents per share, which included a dividend of 14.5 cents per share declared on January 30, 2004, payable April 1, 2004, as well as a dividend of 14.5 cents per share declared March 31, 2004, payable July 1, 2004. In 2003, the cash dividends declared for the three-month period ended March 31 totaled 28 cents per share, which included a dividend of 14 cents per share declared on January 31, 2003, payable on April 1, 2003, as well as a dividend of 14 cents per share declared March 26, 2003, payable July 1, 2003. The primary reason for the two dividend declarations in both first-quarter periods is the timing of the Board of Directors meeting dates.

16.	During January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46” or the “Interpretation”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIEs”). FIN 46 applied to all VIEs created after January 31, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R is effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company has determined that the adoption of FIN 46-R at March 31, 2004 does not impact the Company or its results for this period then ended.

17.	SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended March 31,
		2004		2003
Stock based compensation expense, net of taxes	as reported pro forma	$ $	922 1,655	$ $	174 1,051

Income before cumulative effect of a change in accounting principle, net	as reported pro forma	$ $	13,607 12,874	$ $	23,787 23,043

Net income	as reported pro forma	$ $	13,607 12,874	$ $	21,567 20,754

Basic earnings per share on income before cumulative effect of a change in accounting principle, net	as reported pro forma	$ $	0.33 0.31	$ $	0.57 0.56

Basic earnings per share on Net income	as reported pro forma	$ $	0.33 0.31	$ $	0.52 0.50

Diluted earnings per share on income before cumulative effect of a change in accounting principle, net	as reported pro forma	$ $	0.32 0.30	$ $	0.56 0.54

Diluted earnings per share on net income	as reported pro forma	$ $	0.32 0.30	$ $	0.51 0.49

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three-months periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Fair values of options granted	$10.02	$8.62
Dividend Yield	2.37%	2.54%
Volatility	30.23%	31.23%
Average expected life (in years)	10	10
Risk-free interest rate	4.15%	4.21%

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

18.	The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused letters of credit and various take or pay and throughput agreements:

	2Q 2004	3Q 2004	4Q 2004	2005	2006	2007	2008	There- after
Take or pay / throughput agreements	$10,574	$10,574	$10,573	$15,141	$11,372	$9,695	$8,147	$34,864
Additional investment commitment payments	$1,703	$283	$327	$803	$805	$805	$30	$229
Capital projects	$6,862	$969	$1,791	$1,955	$1,554	$1,554	$3,263	—
Letters of credit and guarantees	$263	$654	$1,203	$22,654	—	—	—	$52

Total	$19,402	$12,480	$13,894	$40,553	$13,731	$12,054	$11,440	$35,145

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at March 31, 2004, amounted to $28,300) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of JBC’s total loans, which could amount up to $45,000 if JBC makes all of its allowable draws.

19.	In accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits— an amendment of FASB Statements No. 87, 88, and 106”, the following information is provided for interim domestic financial statements (foreign information is excluded from the requirements until the period ended December 15, 2004):

	March 31, 2004	March 31, 2003
Net Periodic Pension Benefit Cost:
Service cost	$2,276	$1,960
Interest cost	6,230	4,962
Expected return of assets	(10,342)	(8,757)
Plan pension curtailment *	898	—
Amortization of Unrecognized Amounts:
Net transition (asset)/obligation	(2)	(10)
Prior service charge	179	318
Net (gain)/loss	638	202

Total income	$(123)	$(1,325)

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

	March 31, 2004	March 31, 2003
Net Periodic Postretirement Benefit Expense:
Service cost	$487	$456
Interest cost	1,070	1,123
Expected return of assets	(114)	(133)

Amortization of Unrecognized Amounts:
Net transition (asset)/obligation	—	—
Prior service charge	(339)	(365)
Net (gain)/loss	96	94

Total expense	$1,200	$1,175

*	During first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the Pasadena plant zeolite facility.

The Company did not make any contributions to its pension plans in the first quarter of 2004; and at this time, none are anticipated for the remainder of the year.

On December 8, 2003, U. S. Government enacted legislation that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. The Company has deferred the recognition of the new Medicare provisions’ impact as permitted by FASB Staff Position 106-1 due to open guidance about certain matters. The final accounting guidance could require changes to previously reported information.

20.	On April 19, 2004, Albemarle announced that it expects to complete an agreement with Akzo Nobel N.V. (Akzo Nobel”) to acquire its catalyst business, a leader in the production of petroleum refining catalysts, for 625 million euros in cash, subject to the advice of Akzo Nobel’s Works Council and the approval of certain regulatory authorities. The acquisition is expected to close in the second quarter of 2004.

The transaction will be financed initially through a new senior credit facility and a bridge loan.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, Additional Information and Recent Developments

The following data and discussion provides an analysis of certain significant factors affecting the results of operations of Albemarle Corporation and its subsidiaries (“Albemarle” or the “Company”), during the periods included in the accompanying consolidated statements of income and changes in the Company’s financial condition since December 31, 2003.

Some of the information presented in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the Company’s current expectations, which are in turn based on our reasonable assumptions within the bounds of our knowledge of the business and operations. There can be no assurance, however, that the Company’s actual results will not differ materially from the results and expectations in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for our products, increases in the cost of products, increases in the cost of energy and raw materials (notably, ethylene, chlorine and natural gas), changes in the Company’s markets in general, fluctuations in foreign currencies, changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending, changes in laws and regulations, unanticipated claims or litigation, the inability to obtain current levels of product or premises liability insurance or the denial of such coverage, political unrest affecting the global economy and changes in accounting standards.

The following factors, among others, could affect the consummation of the proposed transaction with Akzo Nobel: the execution of a definitive sale and purchase agreement, the advice from Akzo Nobel’s Works Council, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act and the receipt of other competition law clearances. The following factors, among others, could affect the anticipated results of that transaction: consummation of the financing on terms favorable to the Company, the ability to integrate successfully the acquired business within the expected timeframes or at all, and ongoing operations of the business. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

Net Sales

Net sales by operating segment for the first-quarter periods ended March 31, 2004 and 2003 are as follows:

	Net Sales (In Thousands)
	2004	2003
Polymer Chemicals Fine Chemicals	$195,383 126,626	$147,227 119,512

Segment Totals	$322,009	$266,739

Net sales for first quarter 2004 of $322.0 million were up $55.3 million (20.7%) from first-quarter 2003 net sales of $266.7 million. Polymer Chemicals’ net sales increased $48.2 million (32.7%) primarily due to the contributions made by the Company’s 2003 acquisitions ($17.1 million), the favorable impact of foreign exchange ($9.6 million) and higher volumes in flame retardants ($15.9 million) and catalysts and additives ($9.1 million) offset, in part, by lower prices ($3.5 million), primarily in flame retardants. Fine Chemicals’ net sales increased $7.1 million (6.0%) primarily due to the favorable impact of foreign exchange ($6.9 million), higher volumes in bulk active pharmaceuticals and agricultural chemicals ($4.5 million), the contributions made by the Company’s 2003 acquisition ($4.0 million) and higher sales prices in fine chemistry services and intermediates ($1.8 million). The increase was partially offset by an unfavorable sales mix in performance chemicals ($8.4 million) and lower prices in bulk active pharmaceuticals ($1.4 million).

Operating Costs and Expenses

Cost of goods sold in the first quarter of 2004 increased $53.0 million (25.5%) from the corresponding 2003 period. The increase was primarily due to the impact of the Company’s 2003 acquisitions and higher sales volumes in the 2004 period as well as the idling of the zeolite business assets and higher raw material costs. The gross profit margin decreased approximately 300 basis points to 18.9% in first-quarter 2004 from 21.9% for the corresponding period in 2003.

Selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses increased $2.4 million (7.3%) in the first quarter of 2004 versus first-quarter 2003 primarily due to higher employee incentive costs ($1.7 million), the unfavorable impact of foreign exchange ($1.1 million) and higher outside legal costs ($0.5 million) offset, in part, by the benefits of cost reduction efforts and a voluntary separation program implemented in the third quarter of 2003. As a percentage of net sales, SG&A expenses and R&D expenses were 10.8% in 2004 versus 12.2% in the 2003 quarter.

Operating Profit

Operating profit by reportable operating segment for the three-month period ended March 31, 2004, and 2003 is as follows:

	Operating Profit (In Thousands)
	2004	2003
Polymer Chemicals	$21,333	$16,349
Fine Chemicals	5,286	14,288

Segment Totals	26,619	30,637
Corporate and Other Expenses	(5,275)	(4,663)

Operating Profit	$21,344	$25,974

First-quarter 2004 operating profit, including a special item charge in the Fine Chemicals’ segment of $4.5 million that resulted from the layoff of 53 employees at the Pasadena plant zeolite facility and their related SFAS No. 88 pension curtailment charge ($0.9 million), was down $4.6 million (17.8%) from first-quarter 2003 operating profit. Excluding the workforce reduction, first-quarter 2004 operating profit approximated the 2003 period.

Polymer Chemicals’ first-quarter 2004 segment operating profit increased $5.0 million (30.5%) from first-quarter 2003. The increase was primarily due to higher shipments ($5.6 million) in catalysts and additives ($3.2 million) and flame retardants ($2.4 million), the overall favorable net effects of foreign exchange ($3.9 million) and favorable manufacturing and production costs ($0.8 million), offset, in part, by lower prices ($3.5 million), primarily in flame retardants, and unfavorable raw material costs ($1.8 million).

Fine Chemicals’ first-quarter 2004 segment operating profit, including a special item charge of $4.5 million that resulted from the layoff of 53 employees at the Pasadena plant zeolite facility and their related SFAS No. 88 pension curtailment charge ($0.9 million), decreased $9.0 million (63.0%) from first-quarter 2003. Excluding the special item, first-quarter 2004 segment operating profit decreased $4.5 million (31.5%) from first-quarter 2003 primarily due to unfavorable plant utilization and manufacturing costs ($6.3 million), unfavorable sales mix in performance chemicals ($1.9 million) and lower prices in bulk active pharmaceuticals ($1.4 million). The decrease was partially offset by higher shipments in bulk active pharmaceuticals ($2.8 million), higher prices in performance chemicals ($0.9 million) and the overall favorable net effects of foreign exchange ($0.9 million).

Corporate and other expenses for the first-quarter of 2004 increased $0.6 million (13.1%) from first-quarter 2003 primarily due to higher estimated employee incentive costs offset, in part, by the Company’s overall cost reduction efforts.

Interest and Financing Expenses

Interest and financing expenses for first-quarter 2004 amounted to $1.6 million, up slightly from $1.3 million in first-quarter 2003 due to higher average outstanding debt in the 2004 period.

Other (Expense) Income Net, Including Minority Interest

Other (expense) income for the first-quarter 2004 amounted to $(1.1) million, down $4.7 million from the 2003 corresponding period. First-quarter 2003 included interest income of $4.1 million from an Internal Revenue Service (“IRS”) income tax settlement mentioned in Income Taxes below.

Income Taxes

First-quarter 2004 effective income tax rate was 27.2%, up from 15.7% for the corresponding period in 2003. Income taxes for the 2003 period primarily benefited from an IRS income tax settlement detailed in the following table.

	Income Tax Expense (Benefit)	Impact on Profit (Loss)
Tax Refund	$(6,970)	$6,970
Interest on Refund	1,493	2,620
Reversal of Deferred Tax Item	2,498	(2,498)

Total	$(2,979)	$7,092

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 2004, were $50.5 million, representing an increase of $15.3 million from $35.2 million at year-end 2003.

Cash flows provided from operating activities of $44.7 million, together with approximately $8.0 million of proceeds from borrowings, were used to cover operating activities, repay debt of $19.4 million, fund capital expenditures, pay quarterly dividends to shareholders, fund investments in joint ventures and nonmarketable securities, purchase 27,569 shares of the Company’s common stock, purchase the assets and intellectual property of Taerim for approximately $0.6 million, and increase cash and cash equivalents by $15.3 million. We anticipate that cash provided from operations in the future will be sufficient to pay our operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company’s accumulated other comprehensive loss from December 31, 2003, was due primarily to net foreign currency translation adjustments (strengthening of the the U.S. Dollar versus the Euro and Japanese Yen), net of related deferred taxes.

The noncurrent portion of the Company’s long-term debt amounted to $217.2 million at March 31, 2004, compared to $228.4 million at the end of 2003. The Company’s long-term debt, including the current portion, as a percentage of total capitalization amounted to 25.3% at March 31, 2004. The Company is guarantor of $45.0 million of long-term debt, in the form of commitments, on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company’s long-term debt, including the guarantee, as a percent of total capitalization amounted to 29.1% at March 31, 2004.

Borrowings under the Company’s Credit Agreement dated September 10, 2002, are conditioned upon compliance with the following financial covenants: (a) consolidated interest coverage ratio, as defined, must be greater or equal to 3.00:1.00, (b) consolidated leverage ratio, as defined, must be less than or equal to 3.50:1.00, (c) consolidated tangible domestic assets, as defined, must be equal to or greater than $750 million for the Company to make investments in entities and enterprises that are organized outside the United States, (d) with the exception of liens specified in the Credit Agreement, liens may not attach to assets with a value of more than 10% of consolidated net worth, as defined in the agreement. As of March 31, 2004, the Company was in compliance with these covenants.

The Company’s capital expenditures in the first three months of 2004 decreased 5.2% from the three-month period of 2003. For the year, capital expenditures are forecasted to be greater than the 2003 level. Capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided from debt. The amount and timing of any additional borrowings will depend on the Company’s specific cash requirements.

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

Additional Information

Outlook

Overview

The first-quarter of 2004 marked a significant period in Albemarle’s history with the announcement of our intention to acquire the refinery catalysts business of Akzo Nobel N. V. (“Akzo”), subject to advice of their Works Council and the approval of certain regulatory authorities. Akzo has a leading market position in the refinery catalysts business in refineries around the world.

The refinery catalysts business to be acquired had sales of about $406 million in 2003 (based upon a conversion rate of 1.20 USD to Euro), with additional sales totaling $160 million in three 50 percent-owned joint ventures.

While the Akzo refinery catalysts business acquisition is the most significant corporate news this quarter, other corporate initiatives continue to progress. The status of a manufacturing cost reduction program, which began in 2003 with the intent of reducing expenses by $50 million over three years, is now marking about $15 million in savings recognized to date. The Company will continue this program and expand it to incorporate the Akzo team following the closing of the acquisition. In addition, we delivered an outstanding effort in lowering our working capital requirements in the first-quarter—our cash-to-cash measure was reduced by about 40 percent from fourth-quarter 2003 levels driven by exceptional inventory management across the business portfolio. The Company intends to continue its close management of this effort in hopes of capturing additional working capital benefits even as sales volumes climb.

Inflation in raw materials continues to be a concern as the global economy continues to make moderate growth. Alumina trihydrate, chlorine, bisphenol-A and phenol are all up in the first quarter of 2004, resulting in a negative impact of about $2 million versus last year’s same quarter. As it looks today, we believe that raw material costs will be up about $10 million in 2004 versus 2003, with energy costs adding another $2 or $3 million to that. We will continue to look for efficient purchasing methods, lowering plant costs and increasing prices across a wide array of products to help overcome these headwinds.

Asian manufacturers, and new capacity in developing countries continued to provide aggressive competition across a range of products in the first quarter of 2004, and we expect this trend to continue. Over the past five years, our margins have been affected by more aggressive global competition, but over the long-term, Albemarle’s objective is to construct a global, low-cost portfolio network of sourcing locations based on new technology—both internally developed and acquired—and, providing a high level of service to our customers. We continue to meet the global competitive changes, and expect to remain very competitive across all our chosen product lines.

Foreign exchange fluctuations affect our sales and operating profits. The weakened dollar of 2003 now seems to be rebounding. In the short-term, this is a positive for our acquisitions denominated in the relatively weakening currencies. Generally, the weaker dollar is good for Albemarle sales, however. Based on the 2003 sales mix, Albemarle calculated the impact on net sales of movement in exchange rates of the dollar against significant sales currencies for the Company: A movement of 1% in the Japanese yen will affect dollar sales figures by about $700,000 on an annual basis. The European Union’s euro’s fluctuation of 1% against the dollar will change Albemarle sales by about $3 million on an annual basis. These figures will change as we integrate the anticipated Akzo refinery catalyst acquisition in the third and fourth quarters of 2004, as we will be adding employees and facilities in The Netherlands.

Albemarle continues to forecast an effective tax rate of 29 percent.

As a further example of the cost reduction efforts in place, Albemarle limited wage and salary increases this year and instituted a variable pay program tied to improvement in earnings-per-share growth. Such programs will have an impact on costs going forward, and should provide a way to achieve additional productivity gains.

Fine Chemicals

The fine chemistry services and intermediates (“Services”) area of Fine Chemicals has developed a portfolio of about 83 products, which is up 75 percent over a two-year period. Our team quoted on over 150 projects in February and March 2004, setting a record level of proposals in February and a second highest level ever in March.

Services operating profit was up about $1 million versus the fourth quarter of 2003 in the first quarter of 2004, and up 40 percent versus last year’s first quarter as customer acceptance and new product commercialization continues to grow. In this area, we are developing a strong portfolio of new products for major global customers such as Glaxo Smith Kline, Pfizer, Schering-Plough, BASF, Dow, and Dupont. Our efforts to build a broader product and customer base are continuing, and we’re very pleased with the progress of this changeover from our traditional focus on large-scale products for a limited number of customers.

Overall Fine Chemicals volumes also improved in the first quarter of 2004 versus the first quarter of 2003, driven by bromine from our Jordan Bromine joint venture, methyl bromide, pharmaceuticals and intermediates. The expansion of our fine chemistry services and the effective development of our world-class bromine franchise are the two critically important aspects of our strategy in this segment, and we are very pleased with our progress in both areas.

The soil fumigant methyl bromide was to be phased out of use in the United States, Europe and Japan by the beginning of 2005, except for critical uses and other limited exemptions. Recent regulatory decisions have provided another year of transition, and this extension through 2005 is a very positive development.

We have been in the process of rebuilding the portfolio of Fine Chemicals for several years, and we have experienced maturation of some products. In the case of zeolites, which are used in the deteriorating powder detergent marketplace, we expect to transition these assets into other value-adding activities. The elimination of the zeolite detergent builder volume will continue to affect Fine Chemicals revenues by about $9 million quarter-to-quarter throughout 2004, and our Fine Chemicals’ team has addressed this reduction in sales with increased shipments in other areas. By the end of February, we significantly reduced our fixed costs in the zeolite plant, and the loss from this event is likely to be limited as a result—an earnings effect of about one to two cents per quarter is estimated.

Fine Chemicals also is affected by Asian competitors - particularly in the larger quantity, generic pharmaceutical products. We combat these competitive issues through increased marketing efforts, product enhancements, cost control and sourcing initiatives. These competitive pressures are not new to the Company or the chemical industry, but it is often difficult to predict the impact on our customers. In the case of ibuprofen, we have seen a nominal price decrease from the first quarter of 2003 to the present. While this will affect our margins, we continue to drive down costs in our plant, and will maintain our supply position in key accounts. Volume growth in pharmaceuticals continues to be good, and this is also helping to offset market pricing pressure. As world markets continue to develop for ibuprofen and naproxen, and as new products with combinations of these drugs with others are developed, the growth in this product area should continue at strong single digit percentages per year into the near future.

Our bromine franchise continues to generate positive results. Pricing and volumes are increasing at double-digit rates as supply is tight and demand is increasing globally. Our agricultural chemical intermediates volumes were sequentially higher in the first quarter of 2004, due to stronger volumes of intermediates for pre-emergent herbicides. While volumes are expected to continue strong in many of the agricultural chemicals for the remainder of the year, an intermediate used in Lorsban and Dursban trademarked pesticide products will decrease due to restrictions on residential use.

The Fine Chemicals’ segment team continues to work against these raw material, energy and product maturation issues with a strong development track record. While this effort is showing early signs of success in many areas, we believe the performance of the segment in 2004 will be down, with some recovery coming in 2005.

Polymer Chemicals

General indicators of the economic recovery for consumer electronics, such as the book-to-bill ratio for printed wiring boards continue strong; and television and personal computer sales continue to drive higher shipments in Albemarle’s Polymer Chemicals segment. Segment revenues and operating profit grew at 30 percent in the first quarter of 2004 versus the same quarter in 2003. Mineral flame retardants, antioxidants, and curatives all showed strengthening year-to-year performance, and we expect the strong demand to continue for the foreseeable future.

The demand strength, along with increases in raw materials and energy, has set the stage for increases in prices for our polymer chemicals. We announced price increases of 10 percent for CP-2000, our tetrabrom product, HP900 and chlorinated phosphate ester flame retardants effective in March and April. This activity to raise prices is a general trend in the industry, and we are beginning to see improvements in this area. Additionally, for the first quarter, we achieved higher pricing for key mineral flame retardants which are also in tight supply.

Albemarle’s joint venture CP-2000 tetrabrom plant in Jordan which uses a patented continuous process, has made qualification runs of the product, and customers have been qualifying the new plant’s output. The timing of our new production and the general economic recovery coincide, and we now are producing a very high quality product for the markets in Asia and Europe. The plant’s production will be increased gradually over time as customers are set up to receive from this facility. We expect to be producing at a 12,000 metric tons capacity for this plant by year-end 2004. The plant is readily expandable, and further capacity can be added as demand increases.

Performance is also strong in our recently acquired fuel and lube antioxidant business, polyurethane curatives, and intermediates for PVC stabilization.

The combination of increasing demand and the prospects of rising prices are positive indicators for the Polymer Chemicals segment in 2004, and the Company expects to continue to benefit from these trends in the near term. Significant raw material increases, particularly for alumina trihydrate, phenol and phosphorus-based products must be dealt with and success of the price increases is critical to our profitability in our Polymer Chemicals in 2004. While such raw materials concerns are not insurmountable, the success of the price increases is an important factor in improving margins in Polymer Chemicals in 2004.

Additional information regarding the Company, its products, markets and financial performance is provided at the Company’s Internet web site, www.albemarle.com.

Recent Developments

The Company and Traveler’s Insurance Company have successfully mediated a dispute related to payments to be made to the Company in connection with coverage for the period 1950 through 2000. Pursuant to the understanding reached by the parties, Travelers would pay to the Company a total of $7.425 million in the following installments: $4.675 million within 21 days of execution of the settlement agreement, $1.375 million on February 1, 2005 and $1.375 million on February 1, 2006. The Company expects the parties to enter into a definitive settlement agreement in the near future.

On April 19, 2004, Albemarle announced that it expects to complete an agreement with Akzo Nobel N.V. (“Akzo Nobel”) to acquire its catalyst business, a leader in the production of petroleum refining catalysts, for 625 million euros in cash, subject to the advice of Akzo Nobel’s Works Council and the approval of certain regulatory authorities. The acquisition is expected to close in the second quarter of 2004.

The transaction will be financed initially through a new senior credit facility and a bridge loan.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in our Form 10-K for the year ended December 31, 2003, except as noted below.

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

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in Other Comprehensive Income to the extent that the unrealized gains and losses are offset by the forecasted transaction. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings. At March 31, 2004, the Company recorded unrealized losses of approximately $80 ($51 net of tax) in Other Comprehensive Income.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

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

ITEM 2. Changes in Securities and Use of Proceeds

(e) Market for the Registrant’s Common Equity and Related Stockholder Matters

The following table provides information about purchases made by or on behalf of the issuer during the quarter ended March 31, 2004 of shares of equity securities that are registered by the issuer pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(s) (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan(s)
February 2004	27,569	$29.99	27,569	3,875,401

Total	27,569	$29.99	27,569	3,875,401

(1)	We repurchased an aggregate of 27,569 shares of our common stock pursuant to the repurchase plan that we publicly announced on October 25, 2000 (the “Repurchase Plan”). We repurchase shares of our common stock in open market transactions and in private transactions.
(2)	On October 25, 2000, our board of directors approved the repurchase by us of up to an aggregate of 5 million shares of our common stock pursuant to the Repurchase Plan. The Repurchase Plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the Repurchase Plan is earlier terminated by action of our board of directors.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on March 31, 2004, there were 41,419,000 shares of common stock outstanding and entitled to vote, of which 37,129,752 were represented in person or by proxy. The voting shareholders elected the directors nominated in the Proxy Statement with the following affirmative votes and votes withheld:

Director	Affirmative Votes
Mark C. Rohr	36,842,813
Lloyd B. Andrew	36,840,044
Charles E. Stewart	36,846,939
William M. Gottwald	36,740,188
Seymour S. Preston III	36,845,340
John Sherman, Jr.	36,846,056
Floyd D. Gottwald, Jr.	36,732,003
Richard L. Morrill	36,844,059
Anne M. Whittemore	36,848,839
John D. Gottwald	36,738,863

The shareholders also approved the ratification of PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending December 31, 2004 with 36,593,316 affirmative votes, 511,409 negative votes and 25,026 abstained.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.11	Amended and Restated Directors’ Deferred Compensation Plan

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

(1)	The Company furnished a Form 8-K, on January 29, 2004 under Item 12 thereof, which included the Company’s earnings press release for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: May 7, 2004	By:	/s/ PAUL F. ROCHELEAU

Paul F. Rocheleau
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

		Page Numbers
10.11	Amended and Restated Directors’ Deferred Compensation Plan	31-41

31.1	Section 302 Certification of Chief Executive Officer	42
31.2	Section 302 Certification of Chief Financial Officer	43

32.1	Section 906 Certification of Chief Executive Officer	44
32.2	Section 906 Certification of Chief Financial Officer	45