Form 10-Q
period 2004-06-30
ALBEMARLE CORP
filed 2004-08-09
CIK 915913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

Number of shares of common stock, $.01 par value, outstanding as of July 31, 2004: 41,568,017

ALBEMARLE CORPORATION

I N D E X

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,653	$35,173
Accounts receivable, less allowance for doubtful accounts (2004 - $932; 2003 - $2,287)	238,668	226,026
Inventories:
Finished goods	142,359	154,594
Raw materials	23,475	22,384
Stores, supplies and other	25,980	27,725

	191,814	204,703
Deferred income taxes and prepaid expenses	13,523	15,467

Total current assets	482,658	481,369

Property, plant and equipment, at cost	1,617,082	1,605,048
Less accumulated depreciation and amortization	1,107,215	1,078,043

Net property, plant and equipment	509,867	527,005
Prepaid pension assets	187,860	185,531
Other assets and deferred charges	80,060	74,802
Goodwill	36,488	36,832
Other intangibles, net of amortization	84,148	81,752

Total assets	$1,381,081	$1,387,291

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,314	$111,431
Long-term debt, current portion	44	190
Accrued expenses	74,191	70,610
Dividends payable to shareholders	11,683	5,494
Income taxes payable	33,018	22,346

Total current liabilities	237,250	210,071

Long-term debt	176,486	228,389
Postretirement benefits	68,162	66,969
Other noncurrent liabilities	109,877	101,976
Deferred income taxes	134,330	143,665
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding - 41,553,392 in 2004 and 41,153,008 in 2003	416	412
Additional paid-in capital	6,906	736
Accumulated other comprehensive income	19,912	23,643
Retained earnings	627,742	611,430

Total shareholders’ equity	654,976	636,221

Total liabilities and shareholders’ equity	$1,381,081	$1,387,291

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per-Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$326,759	$271,823	$648,768	$538,562
Cost of goods sold	260,331	211,591	521,556	419,788

Gross profit	66,428	60,232	127,212	118,774
Selling, general and administrative expenses	32,649	29,435	63,003	57,061
Research and development expenses	5,088	4,421	9,667	9,363
Special items	550	—	5,057	—

Operating profit	28,141	26,376	49,485	52,350
Interest and financing expenses	(1,359)	(1,257)	(2,918)	(2,594)
Other income (expense), net including minority interest	2,702	(316)	1,619	3,257

Income before income tax and cumulative effect of a change in accounting principle, net	29,484	24,803	48,186	53,013
Income taxes	8,716	1,069	13,811	5,492

Income before cumulative effect of a change in accounting principle, net	20,768	23,734	34,375	47,521
Cumulative effect of a change in accounting principle, net	—	—	—	(2,220)

Net income	$20,768	$23,734	$34,375	$45,301

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.50	$0.58	$0.83	$1.15
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Net income	$0.50	$0.58	$0.83	$1.10

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.49	$0.56	$0.81	$1.12
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Net income	$0.49	$0.56	$0.81	$1.07

Cash dividends declared per share of common stock	$0.145	$0.14	$0.435	$0.42

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$20,768	$23,734	$34,375	$45,301
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(34)	24	(26)	6
Unrealized (loss) on hedging derivatives	—	(30)	(51)	(30)
Foreign currency translation	(1,913)	7,520	(3,654)	10,788

Other comprehensive (loss) income	(1,947)	7,514	(3,731)	10,764

Comprehensive income	$18,821	$31,248	$30,644	$56,065

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash and cash equivalents at beginning of year	$35,173	$47,784

Cash flows from operating activities:
Net income	34,375	45,301
Cumulative effect of a change in accounting principle, net (a)	—	2,220

Income before cumulative effect of a change in accounting principle, net	34,375	47,521
Adjustments to reconcile net income before cumulative effect of a change in accounting principle, net to cash flows from operating activities:
Depreciation and amortization	42,962	40,779
Working capital changes, net of the effects of acquisitions	20,037	7,128
Increase in prepaid pension assets	(2,329)	(2,712)
Increase in income tax receivable	—	(11,278)
Other, net	(9,602)	3,895

Net cash provided from operating activities	85,443	85,333

Cash flows from investing activities:
Capital expenditures	(19,634)	(19,278)
Investments in joint ventures and nonmarketable securities	(5,030)	(6,410)
Acquisitions of assets	(203)	(26,579)
Proceeds from hedging of anticipated acquisition purchase price	2,989	—
Proceeds from liquidation of nonmarketable security	—	4,419

Net cash used in investing activities	(21,878)	(47,848)

Cash flows from financing activities:
Proceeds from borrowings	14,775	47,332
Proceeds from exercise of stock options	4,786	372
Repayments of long-term debt	(66,474)	(51,490)
Purchases of common stock	(827)	(13,474)
Dividends paid to shareholders	(11,874)	(11,664)
Dividends paid to minority interest	(1,669)	(1,501)

Net cash used in financing activities	(61,283)	(30,425)

Net effect of foreign exchange on cash and cash equivalents	1,198	6,248

Increase in cash and cash equivalents	3,480	13,308

Cash and cash equivalents at end of period	$38,653	$61,092

(a) Supplemental noncash disclosures due to a cumulative change in accounting principle:
Increase in property, plant and equipment	$—	$(6,520)
Increase in accumulated depreciation	—	3,083
Increase in other noncurrent liabilities	—	6,922
Decrease in deferred tax liabilities	—	(1,265)

Cumulative effect of a change in accounting principle, net	$—	$2,220

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly-owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of June 30, 2004, and December 31, 2003, the consolidated results of operations and comprehensive income for the three- and six-month periods ended June 30, 2004, and 2003, and condensed consolidated cash flows for the six-month periods ended June 30, 2004, and 2003. All adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. The December 31, 2003 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2.	Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
Variable-rate bank loans	$160,000	$207,935
Industrial revenue bonds	11,000	11,000
Foreign borrowings	4,618	8,687
Miscellaneous	912	957

Total	176,530	228,579
Less amounts due within one year	44	190

Long-term debt	$176,486	$228,389

3.	Cost of goods sold includes foreign exchange transaction (losses) gains of ($25) and $367, and $748 and $809 for the three- and six-month periods ended June 30, 2004 and 2003, respectively. Other income (expense), net including minority interest includes a $2.9 million realized foreign exchange hedging gain ($1.8 million after income taxes, or four cents per share on a diluted basis) associated with the Company’s acquisition of Akzo Nobel N.V’s (“Akzo Nobel”) refinery catalyst business.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

4.	Basic and diluted earnings per share for the three- and six-month periods ended June 30, 2004 and 2003, are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share

Numerator:
Income before cumulative effect of a change in accounting principle, net	$20,768	$23,734	$34,375	$47,521
Cumulative effect of a change in accounting principle, net	—	—	—	(2,220)

Income available to shareholders, as reported	$20,768	$23,734	$34,375	$45,301

Denominator:
Average number of shares of common stock outstanding	41,538	41,208	41,451	41,352

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.50	$0.58	$0.83	$1.15
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Basic earnings per share	$0.50	$0.58	$0.83	$1.10

Diluted earnings per share

Numerator:
Income before cumulative effect of a change in accounting principle, net	$20,768	$23,734	$34,375	$47,521
Cumulative effect of a change in accounting principle, net	—	—	—	(2,220)

Income available to shareholders, as reported	$20,768	$23,734	$34,375	$45,301

Denominator:
Average number of shares of common stock outstanding	41,538	41,208	41,451	41,352
Shares issuable upon exercise of stock options	744	838	790	814

Total shares	42,282	42,046	42,241	42,166

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.49	$0.56	$0.81	$1.12
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Diluted earnings per share	$0.49	$0.56	$0.81	$1.07

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

5.	The following table reflects the changes in consolidated shareholders’ equity from December 31, 2003 through June 30, 2004:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at December 31, 2003	41,153,008	$412	$736	$23,643	$611,430	$636,221

Net income	—	—	—	—	34,375	34,375

Foreign currency translation, net	—	—	—	(3,654)	—	(3,654)

Change in unrealized gain on marketable equity securities, net	—	—	—	(26)	—	(26)

Change in unrealized (loss) on hedging derivatives, net	—	—	—	(51)	—	(51)

Cash dividends declared	—	—	—	—	(18,063)	(18,063)

Stock option remeasurement adjustments	—	—	880	—	—	880

Shares repurchased and retired	(27,569)	—	(827)	—	—	(827)

Shares issued upon exercise of stock options	379,334	4	4,782	—	—	4,786

Issuance of incentive award stock	48,619	—	1,335	—	—	1,335

Balance at June 30, 2004	41,553,392	$416	$6,906	$19,912	$627,742	$654,976

6.	At June 30, 2004, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions at Cost		Amortization Charged to Expense	Foreign Exchange	Balances at June 30, 2004
Goodwill	$36,832	$—		$—	$(344)	$36,488

Other intangibles	$81,752	$4,756	(a)	$2,864	$504	$84,148

(a)	Other intangibles additions consist of intangibles ($1,989) associated with the allocation of the purchase price of Atofina’s bromine fine chemicals business (“Atofina”), and a non-compete agreement ($416), an employment contract ($1,292), a customer list ($890) and other intangibles ($169) associated with the acquisition of the assets of Taerim International Corporation (“Taerim”).

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

7.	The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three- and six-month periods ended June 30, 2004 and 2003, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Revaluation of reserve requirements	—	(26.6)	—	(12.5)
State taxes, net of federal tax benefit	0.3	0.8	0.5	0.9
Extraterritorial income exclusion	(2.4)	(2.2)	(2.7)	(2.4)
Depletion	(1.5)	(1.8)	(1.9)	(1.7)
Federal income tax settlement	—	—	—	(8.4)
Other items, net	(1.8)	(0.9)	(2.2)	(0.5)

Effective income tax rate	29.6%	4.3%	28.7%	10.4%

During the quarter ended June 30, 2003, the Company received notification of the finalization of the Internal Revenue Service’s examination of its Federal income tax returns for the years ended December 31, 1998 and 1999. As a result, the Company evaluated its tax reserves and released $6.6 million to earnings.

In March 2003, the Company recorded a receivable for an income tax refund of $11,083. The refund related to the Internal Revenue Service’s examination of the Company’s 1996 and 1997 tax returns. In addition, at June 30, 2003, the Company recorded additional interest income of $195 ($124 after income taxes) for the three months then ended. The net effect of the refund on the Consolidated Statement of Income for the six-month period ended June 30, 2003 amounted to $7,216 or 17 cents per diluted share, including interest of $4,308 ($2,744 after income taxes).

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

8.	On January 21, 2003, the Company acquired Ethyl Corporation’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $26,579. The Company acquired the antioxidants assets to further leverage core strengths in alkyls and orthoalkylation. A summary of the final purchase price allocation is as follows:

Current assets	$4,685
Property, plant and equipment	300
Other assets	613
Intangibles	24,161
Current liabilities	(2,230)
Noncurrent liabilities	(950)

Net cash paid	$26,579

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

On December 2, 2003, the Company, through its wholly-owned subsidiary Albemarle Chemicals SAS, acquired Atofina’s bromine fine chemicals business for $10,130. The transaction included the transfer to Albemarle of Atofina’s production site in Port de Bouc, France, as well as a long-term supply agreement with Atofina for certain fine chemicals. The acquisition provides Albemarle with flexibility in raw material supply and complements the Company’s existing network of bromine-based facilities in Jordan and the United States. The current purchase price allocation as of June 30, 2004, subject to final negotiations with the seller, is summarized below.

Accounts receivable	$1,861
Inventory	7,915
Property, plant and equipment	6,120
Deferred expenses	799
Deferred tax assets	843
Other assets	1,061
Intangibles	1,989
Current liabilities	(1,440)
Other noncurrent liabilities	(7,839)
Long-term environmental liabilities	(1,179)

Net cash paid	$10,130

9.	Effective January 1, 2004, the Company acquired the business assets, customer lists and other intangibles of Taerim and formed Albemarle Korea Corporation located in Seoul. Taerim was formerly Albemarle’s Korean distributor and representative. The acquisition purchase price, which totaled $3,337 payable in cash and long-term notes due over five years, consisted primarily of intangible assets and inventory.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

10.	Special items for the three- and six-months ended June 30, 2004, includes a second-quarter 2004 additional charge totaling $550 ($350 after income taxes or 1 cent per diluted share) related to the cleanup of the Pasadena plant zeolite facility and a first-quarter 2004 charge totaling $4,507 ($2,871 after income taxes or seven cents per diluted share) consisting of layoffs of 53 employees at the zeolite facility amounting to $3,449 and related SFAS 88 curtailment charges of $898 and certain other charges of $160. The following table summarizes the total special charges related to the 2004 layoff and 2003 voluntary separation programs:

Beginning accrual balance, January 1, 2004	$1,193
Workforce reduction charges	3,449
Payments	(3,380)
Overaccrual reversed to income in first quarter	(519)

Ending accrual balance, June 30, 2004	$743 *

*	The remaining 2004 amount will be paid during the year.

11.	At June 30, 2004 and 2003, other assets and deferred charges include an insurance receivable amounting to $5,783, that was recorded in the second quarter of 2002. The receivable relates to the probable recovery of a claim from the Company’s insurers for costs incurred by the Company regarding the discontinuance of product support for and the withdrawal from a water treatment venture.

On June 4, 2004, the Company initiated a petition for breach of contract and declaratory judgment against Amerisure Insurance Company and Amerisure Mutual Insurance Company (f/k/a Michigan Mutual Insurance Company) (collectively, the “Defendants”) on the grounds of Defendants’ refusal to honor their respective obligations under certain insurance policies on which the Company was named an additional insured. See “Legal Proceedings” in Part II of this Form 10-Q.

The Company, after initiating the petition for breach of contract against its secondary insurance carrier, also initiated formal discussions regarding existing insurance coverage with its primary general commercial liability carrier, Lexington Insurance Company (“Lexington”). At this time the Company believes that it will collect the full amount of the receivable from the Defendants and/or Lexington.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

12.	The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at June 30, 2004:

Beginning balance at December 31, 2003	$29,122
Additions	1,179
Payments	(1,283)
Foreign exchange	(762)

Ending balance at June 30, 2004	$28,256

The amounts recorded represent the Company’s future remediation and other anticipated environmental costs relating to past operations. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $11,000 before income taxes.

On another matter, the Company has submitted a request for arbitration against Aventis S.A. (“Aventis”) to confirm that Aventis is obligated to indemnify the Company pursuant to the terms of a stock purchase agreement, for certain present and future claims asserted against the Company arising out of soil and groundwater contamination at the site of the Thann facility. See Note 18.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

13.	The Company is a global manufacturer of specialty polymer and fine chemicals, grouped currently in two operating segments: Polymer Chemicals and Fine Chemicals. The operating segments were determined based on management responsibility. The Polymer Chemicals segment is comprised of flame retardants, catalysts and polymer additives. The Fine Chemicals segment is comprised of agrichemicals, pharmachemicals, fine chemistry services and intermediates and performance chemicals. Segment data includes inter segment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. The corporate and other expenses include certain corporate-related items that are not allocated to the reportable segments.

	Three Months Ended June 30,
Summary of Segment Results	2004		2003
	Revenues	Income	Revenues	Income
Polymer Chemicals	$204,292	$24,921	$150,128	$18,750
Fine Chemicals	122,467	11,091	121,695	13,575

Segment totals	$326,759	36,012	$271,823	32,325

Corporate and other expenses		(7,871)		(5,949)

Operating profit		28,141		26,376
Interest and financing expenses		(1,359)		(1,257)
Other income(expense), net including minority interest		2,702		(316)

Income before income taxes and cumulative effect of a change in accounting principle, net		$29,484		$24,803

	Six Months Ended June 30,
Summary of Segment Results	2004		2003
	Revenues	Income	Revenues	Income
Polymer Chemicals	$399,675	$46,264	$297,356	$35,099
Fine Chemicals	249,093	16,382	241,206	27,862

Segment totals	$648,768	62,646	$538,562	62,961

Corporate and other expenses		(13,161)		(10,611)

Operating profit		49,485		52,350
Interest and financing expenses		(2,918)		(2,594)
Other income, net including minority interest		1,619		3,257

Income before income taxes and cumulative effect of a change in accounting principle, net		$48,186		$53,013

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

14.	On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there were future retirement obligations. These future obligations were comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at the date of adoption of SFAS No. 143 amounted to $3,485 or $2,220 after income taxes, which is reflected as a cumulative effect of a change in accounting principle, net in the Company’s consolidated statements of income in 2003.

15.	Cash dividends declared for the six-month period ended June 30, 2004 totaled 43.5 cents per share, which included a dividend of 14.5 cents per share declared on January 30, 2004, paid April 1, 2004, a dividend of 14.5 cents per share declared March 31, 2004, payable July 1, 2004, as well as a dividend of 14.5 cents per share declared June 30, 2004, payable October 1, 2004. The cash dividends declared for the six-month period ended June 30, 2003 included three dividend declarations or 42 cents per share. The primary reason for the two dividend declarations in both first-quarter periods was the timing of the Board of Directors meeting dates.

16.	During January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46” or the “Interpretation”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIEs”). FIN 46 applied to all VIEs created after January 31, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R was effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company has determined that the adoption of FIN 46-R did not impact the Company or its results for the current period.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

17.	SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2004	2003
Stock based compensation expense, net of taxes
as reported	$845	$174
pro forma	$1,615	$1,064

Net income
as reported	$20,768	$23,734
pro forma	$19,998	$22,844

Basic earnings per share on net income
as reported	$0.50	$0.58
pro forma	$0.48	$0.55

Diluted earnings per share on net income
as reported	$0.49	$0.56
pro forma	$0.47	$0.54

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Stock based compensation expense, net of taxes
as reported	$1,768	$348
pro forma	$3,271	$2,051

Income before cumulative effect of a change in accounting principle, net
as reported	$34,375	$47,521
pro forma	$32,872	$45,818

Net income
as reported	$34,375	$45,301
pro forma	$32,872	$43,598

Basic earnings per share on income before cumulative effect of a change in accounting principle, net
as reported	$0.83	$1.15
pro forma	$0.79	$1.11

Basic earnings per share on Net income
as reported	$0.83	$1.10
pro forma	$0.79	$1.05

Diluted earnings per share on income before cumulative effect of a change in accounting principle, net
as reported	$0.81	$1.12
pro forma	$0.77	$1.08

Diluted earnings per share on net income
as reported	$0.81	$1.07
pro forma	$0.77	$1.03

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three and six-months periods ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fair values of options granted	$10.38	$8.62	$10.07	$8.62
Dividend Yield	2.37%	2.54%	2.37%	2.54%
Volatility	30.03%	31.2%	30.21%	31.2%
Average expected life (in years)	10	10	10	10
Risk-free interest rate	4.96%	4.21%	4.28%	4.21%

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

18.	Commitments and Contingencies.

The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused letters of credit and various take or pay and throughput agreements:

	3Q 2004	4Q 2004	2005	2006	2007	2008	2009	There- after
Take or pay / throughput agreements	$12,348	$12,349	$22,191	$12,072	$8,431	$6,946	$6,339	$28,525

Additional investment commitment payments	$1,723	$133	$1,020	$790	$790	$30	$30	$199

Capital projects	$8,755	$4,235	$3,362	$848	$848	$2,545	—	—

Letters of credit and guarantees	$19	$1,232	$23,463	—	—	—	$7	$44

Total	$22,845	$17,949	$50,036	$13,710	$10,069	$9,521	$6,376	$28,768

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at June 30, 2004, amounted to $31,867) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company’s total loan guarantee commitment for JBC is 50% of JBC’s total loans, which could amount to up to $44,800 if JBC makes all of its allowable draws.

On April 2, 2004, Albemarle Overseas Development Company (“AODC”), a wholly-owned subsidiary of Albemarle Corporation, initiated a Request for Arbitration against Aventis S.A., through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement (“Agreement”) between a predecessor to AODC, and a predecessor to Aventis, pursuant to which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC (APPC), was acquired by AODC. The dispute relates to a chemical facility in Thann in eastern France owned by APPC. Under the terms of the Agreement, Aventis is obligated to indemnify AODC and APPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and/or groundwater contamination at the site in Thann.

Beginning in May 2000, the French Government, with respect to the management of pollution risk on the site of active industrial installations, required APPC to conduct an environmental risk study of the Thann facility. In June 2002, the French Government directed APPC to undertake a more detailed risk study of groundwater contamination. The administrative process of the French Government is still ongoing as of the present date. AODC has demanded indemnification from Aventis for the cost of the studies, but Aventis has refused to pay.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

The Request for Arbitration requests indemnification of AODC by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French Government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims.

At this time, it is not possible to predict what the French Government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled to be indemnified by Aventis for liabilities arising from this matter.

19.	In accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits— an amendment of FASB Statements No. 87, 88, and 106”, the following information is provided for interim domestic financial statements (foreign information is excluded from the requirements until the period ended December 15, 2004):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net Periodic Pension Benefit Cost:
Service cost	$2,215	$1,960	$4,491	$3,920
Interest cost	5,712	4,962	11,942	9,924
Expected return of assets	(10,256)	(8,757)	(20,598)	(17,514)
Plan pension curtailment *	—	—	898	—

Amortization of Unrecognized Amounts:
Net transition (asset)	(3)	(10)	(5)	(20)
Prior service charge	176	318	355	636
Net loss	876	202	1,514	404

Total income	$(1,280)	$(1,325)	$(1,403)	$(2,650)

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Net Periodic Postretirement Benefit Expense:
Service cost	$345	$456	$832	$912
Interest cost	1,054	1,123	2,124	2,246
Expected return of assets	(141)	(133)	(255)	(266)
Amortization of Unrecognized Amounts:
Net transition (asset)/obligation	—	—	—	—
Prior service charge	(359)	(365)	(698)	(730)
Net loss	51	94	147	188

Total expense	$950	$1,175	$2,150	$2,350

*	During first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the Pasadena plant zeolite facility.

The Company did not make any contributions to its pension plans in the first six months of 2004; and at this time, none are anticipated for the remainder of the year.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will reduce the costs for some of these programs. The Company is continuing to evaluate the impact of the legislation since guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions is still pending. In April 2004, the FASB issued Staff Position (FSP) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP No. FAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company does not expect the adoption of FSP No. FAS 106-2 to have a material impact on the Company’s financial position, results of operations or cash flows.

20.	On July 31, 2004, the Company completed the acquisition of the catalyst refinery business of Akzo Nobel for EUR 615.7 million (approximately $763 million) in cash in accordance with an International Share and Business Sale Agreement, dated as of July 16, 2004. In connection with the acquisition, the Company entered into (i) a five-year senior credit agreement, dated as of July 29, 2004 (the “Multi-Year Credit Agreement”), consisting of a $300 million revolving credit facility and a five-year $450 million term loan facility and (ii) a 364-day loan agreement consisting of a $450 million term loan facility, dated as of July 29,

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Share and Per-Share Amounts)

(Unaudited)

2004 (the “364-Day Credit Agreement”). The Company used initial borrowings under the Multi-Year Credit Agreement and the 364-Day Credit Agreement to consummate the acquisition, refinance its existing credit agreement and pay all fees and expenses in connection therewith.

The Company will operate the new business as a third segment (Catalyst), joining it with the Company’s existing Polymer Chemical and Fine Chemical segments, moving its current catalysts products into the new segment and incorporating other polymer additives and its flame retardants into a newly-named Polymer Additives segment.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Additional Information

The following data and discussion provides an analysis of certain significant factors affecting the results of operations of Albemarle Corporation and its subsidiaries (“Albemarle” or the “Company”), during the periods included in the accompanying consolidated statements of income and changes in the Company’s financial condition since December 31, 2003.

Some of the information presented in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the Company’s current expectations, which are in turn based on the Company’s reasonable assumptions within the bounds of its knowledge of its business and operations. There can be no assurance, however, that the Company’s actual results will not differ materially from the results and expectations in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation, the timing of orders received from customers, the gain or loss of significant customers, competition from other manufacturers, changes in the demand for the Company’s products, increases in the cost of products, increases in the cost of energy and raw materials (notably ethylene, chlorine and natural gas), changes in the Company’s markets in general, fluctuations in foreign currencies, changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending, changes in laws and regulations, unanticipated claims or litigation, the inability to obtain current levels of product or premises liability insurance or the denial of such coverage, political unrest affecting the global economy, changes in accounting standards, and the successful integration of the recently acquired Akzo Nobel refinery catalyst business into the Company’s operations. The Company assumes no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws.

Results of Operations

Second Quarter 2004 Compared with Second Quarter 2003

Net Sales

Net sales by operating segment for the second-quarter periods ended June 30, 2004 and 2003 are as follows:

	Net Sales (In Thousands)
	2004	2003
Polymer Chemicals	$204,292	$150,128
Fine Chemicals	122,467	121,695

Segment totals	$326,759	$271,823

Net sales for second quarter 2004 of $326.7 million were up $54.9 million (20.2%) from second-quarter 2003 net sales of $271.8 million. Polymer Chemicals’ net sales increased $54.2 million (36.1%) primarily due to higher volumes in flame retardants ($22.3 million) and catalysts and additives ($10.8 million), the contributions made by the Company’s 2003 acquisitions ($18.3 million) and the favorable impact of foreign exchange ($5.5 million) offset, in part, by lower prices ($2.6 million), primarily in flame retardants. Fine Chemicals’ net sales increased $0.8 million (0.6%) primarily due to the contributions made by the Company’s 2003 bromine fine chemicals acquisition ($5.2 million), the favorable impact of foreign exchange ($3.6 million) and higher volumes in bulk active pharmaceuticals and agricultural chemicals ($1.9 million). The increase was mostly offset by an unfavorable sales mix in performance chemicals ($6.6 million) and lower prices in bulk active pharmaceuticals ($2.9 million) and fine chemistry services and intermediates ($0.6 million).

Operating Costs and Expenses

Cost of goods sold in the second quarter of 2004 increased $48.7 million (23.0%) from the corresponding 2003 period. The increase was primarily due to the impact of the Company’s 2003 acquisitions and higher sales volumes in the 2004 period as well as higher raw material and energy costs and the idling of the zeolite business assets. The gross profit margin decreased approximately 183 basis points to 20.3% in second-quarter 2004 from 22.2% for the corresponding period in 2003.

Selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) increased $3.9 million (11.5%) in the second quarter of 2004 versus second-quarter 2003 primarily due to higher employee incentive costs ($1.8 million), higher outside service costs ($0.8 million), higher research and development costs ($0.7 million), and the unfavorable impact of foreign exchange ($0.6 million) as well as higher SG&A costs related to acquisitions ($0.4 million) offset, in part, by the benefits of cost reduction efforts and a voluntary separation program implemented in the third quarter of 2003. As a percentage of net sales, SG&A and R&D were 11.5% in 2004 versus 12.5% in the 2003 quarter.

Operating Profit

Operating profit by reportable operating segment for the three-month periods ended June 30, 2004, and 2003 is as follows:

	Operating Profit (In Thousands)
	2004	2003
Polymer Chemicals	$24,921	$18,750
Fine Chemicals	11,091	13,575

Segment totals	36,012	32,325
Corporate and Other Expenses	(7,871)	(5,949)

Operating Profit	$28,141	$26,376

Polymer Chemicals’ second-quarter 2004 segment operating profit increased $6.2 million (32.9%) from second-quarter 2003. The increase was primarily due to higher shipments in flame retardants ($10.2 million) and catalysts and additives ($3.1 million), and the overall favorable net effects of foreign exchange ($2.0 million), offset, in part, by unfavorable raw material and energy costs ($6.3 million) and lower prices ($2.6 million), primarily in flame retardants.

Fine Chemicals’ second-quarter 2004 segment operating profit, including a special item charge of $0.6 million related to the cleanup of the Pasadena plant zeolite facility, decreased

$2.5 million (18.3%) from second-quarter 2003. Excluding the special item, second-quarter 2004 segment operating profit decreased $1.9 million (14.2%) from second-quarter 2003 primarily due to lower prices ($3.6 million), primarily in bulk active pharmaceuticals, unfavorable sales mix in performance chemicals ($0.6 million), the unfavorable net effects of foreign exchange ($0.4 million) and higher energy costs ($0.5 million). The decrease was partially offset by product mix in fine chemistry services and intermediates ($3.2 million).

Corporate and other expenses for the second-quarter of 2004 increased $1.9 million (32.3%) from second-quarter 2003 primarily due to higher employee incentive costs offset, in part, by the Company’s overall cost reduction efforts.

Interest and Financing Expenses

Interest and financing expenses for second-quarter 2004 amounted to $1.4 million, up slightly from $1.3 million in second-quarter 2003 due to higher average outstanding debt in the 2004 period.

Other Income (Expense), Net Including Minority Interest

Other income (expense), net for the second-quarter 2004 amounted to $2.7 million, up $3.0 million from the 2003 corresponding period. Second-quarter 2004 includes foreign exchange hedging gains of $2.9 million related to the Company’s hedging of euros for its acquisition of the refinery catalyst business of Akzo Nobel.

Income Taxes

Second-quarter 2004 effective income tax rate was 29.6%, up from 4.3% for the corresponding period in 2003. The 2003 period benefited from a favorable income tax adjustment of $6.6 million due to the revaluation of reserve requirements resulting from IRS settlements. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended June 30, 2004 and 2003, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,
	2004	2003
Federal statutory rate	35.0%	35.0%
Revaluation of reserve requirements	—	(26.6)
State taxes, net of federal tax benefit	0.3	0.8
Extraterritorial income exclusion	(2.4)	(2.2)
Depletion	(1.5)	(1.8)
Federal income tax settlement	—	—
Other items, net	(1.8)	(0.9)

Effective income tax rate	29.6%	4.3%

Results of Operations

Six Months 2004 Compared with Six Months 2003

Net Sales

Net sales by operating segment for the six-month periods ended June 30, 2004 and 2003 are as follows:

	Net Sales (In Thousands)
	2004	2003
Polymer Chemicals	$399,675	$297,356
Fine Chemicals	249,093	241,206

Segment totals	$648,768	$538,562

Net sales for first six months of 2004 of $648.8 million were up $110.2 million (20.5%) from the first six months of 2003 net sales of $538.6 million. Polymer Chemicals’ net sales increased $102.3 million (34.4%) primarily due to higher volumes in flame retardants ($37.7 million) and catalysts and additives ($19.4 million), the contributions made by the Company’s 2003 acquisitions ($35.4 million) and the favorable impact of foreign exchange ($15.0 million) offset, in part, by lower prices ($5.1 million), primarily in flame retardants. Fine Chemicals’ net sales increased $7.9 million (3.3%) primarily due to the favorable impact of foreign exchange

($10.5 million), the contributions made by the Company’s 2003 bromine fine chemicals acquisition ($9.2 million), higher volumes in bulk active pharmaceuticals ($8.6 million) and higher volumes, offset in part, by lower prices, in fine chemistry services and intermediates ($0.8 million). The increase in Fine Chemicals’ net sales was partially offset by an unfavorable sales mix in performance chemicals ($15.2 million) and lower prices in bulk active pharmaceuticals ($5.7 million).

Operating Costs and Expenses

Cost of goods sold in the first six months of 2004 increased $101.7 million (24.2%) from the corresponding 2003 period. The increase was primarily due to the impact of the Company’s 2003 acquisitions and higher sales volumes in the 2004 period as well as the idling of the zeolite business assets and higher raw material costs. The gross profit margin decreased approximately 240 basis points to 19.6% in the 2004 period from 22.1% for the corresponding period in 2003.

SG&A and R&D increased $6.2 million (9.4%) in the first six months of 2004 versus first six months of 2003 primarily due to higher employee related costs ($5.2 million), the unfavorable impact of foreign exchange ($1.7 million), higher SG&A costs related to acquisitions ($0.9 million), higher outside legal costs ($0.4 million) as well as higher R&D costs ($0.3 million) offset, in part, by the benefits of cost reduction efforts and a voluntary separation program implemented in the third quarter of 2003. As a percentage of net sales, SG&A and R&D were 11.2% in 2004 versus 12.3% in the 2003 period.

Operating Profit

Operating profit by reportable operating segment for the six-month periods ended June 30, 2004, and 2003 is as follows:

	Operating Profit (In Thousands)
	2004	2003
Polymer Chemicals	$46,264	$35,099
Fine Chemicals	16,382	27,862

Segment totals	62,646	62,961
Corporate and Other Expenses	(13,161)	(10,611)

Operating Profit	$49,485	$52,350

Six-months 2004 operating profit, including special item charges in the Fine Chemicals’ segment of $4.5 million that resulted from the layoff of 53 employees at the Pasadena plant zeolite facility and their related SFAS No. 88 pension curtailment charge ($0.9 million) and $0.6 million for cleanup of the facility, was down $2.9 million (5.5%) from six-months 2003 operating profit. Excluding the effects of the special items, six-months 2004 operating profit increased $2.2 million (4.2%) from the corresponding 2003 period.

Polymer Chemicals’ first six months of 2004 segment operating profit increased $11.2 million (31.8%) from the first six months of 2003. The increase was primarily due to higher shipments in flame retardants ($14.0 million) and catalysts and additives ($6.7 million), the overall favorable net effects of foreign exchange ($5.5 million), offset, in part, by unfavorable raw material costs ($8.5 million), lower prices ($5.1 million), primarily in flame retardants, higher SG&A costs related to acquisitions ($0.9 million) and higher manufacturing and production costs ($0.6 million).

Fine Chemicals’ first six months of 2004 segment operating profit, including special item charges of $4.5 million that resulted from the layoff of 53 employees at the Pasadena plant zeolite facility and their related SFAS No. 88 pension curtailment charge ($0.9 million) and $0.6 million for cleanup of the facility, decreased $11.5 million (41.2%) from the first six months of 2003. Excluding the special items, first six-months 2004 segment operating profit decreased $6.4 million (23.1%) from the 2003 period primarily due to unfavorable plant utilization and manufacturing costs primarily due to the idling of the zeolite business assets ($5.8 million), lower prices, offset in part, by higher shipments in bulk active pharmaceuticals ($4.2 million), and unfavorable sales mix in performance chemicals ($1.7 million). The decrease was partially offset by higher shipments, offset in part, by lower prices in fine chemistry services and intermediates ($2.3 million) and higher shipments ($1.7 million) and prices ($1.4 million) in agricultural chemicals.

Corporate and other expenses for the first six months of 2004 increased $2.6 million (24.0%) from first six months of 2003 primarily due to higher estimated employee incentive costs.

Interest and Financing Expenses

Interest and financing expenses for the first six months of 2004 amounted to $2.9 million, up slightly from $2.6 million in the first six months of 2003 due to higher average outstanding debt in the 2004 period.

Other Income (Expense), Net Including Minority Interest

Other income (expense), net for the first six months of 2004 amounted to $1.6 million, down $1.6 million from the 2003 corresponding period. The decrease is primarily attributable to the absence of $4.3 million of interest income from an Internal Revenue Service (“IRS”) income tax settlement in the 2003 period, partially offset by foreign exchange hedging gains of $2.9 million related to the Company’s hedging of euros for its acquisition of the refinery catalyst business of Akzo Nobel in the 2004 period.

Income Taxes

The first six months of 2004 effective income tax rate was 28.7%, up from 10.4% for the corresponding period in 2003. The significant differences between the U.S. Federal statutory income tax rate on pretax income and the effective income tax rate for the six-month periods ended June 30, 2004 and 2003, respectively, are as follows:

	% of Income Before Income Taxes
	Six Months Ended June 30,
	2004	2003
Federal statutory rate	35.0%	35.0%
Revaluation of reserve requirements	—	(12.5)
State taxes, net of federal tax benefit	0.5	0.9
Extraterritorial income exclusion	(2.7)	(2.4)
Depletion	(1.9)	(1.7)
Federal income tax settlement	—	(8.4)
Other items, net	(2.2)	(0.5)

Effective income tax rate	28.7%	10.4%

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 2004, were $38.7 million, representing an increase of $3.5 million from $35.2 million at year-end 2003.

Cash flows provided from operating activities of $85.4 million, together with approximately $14.8 million of proceeds from borrowings and $3 million of realized hedging gains associated with the acquisition of Akzo Nobel’s refinery catalyst business, were used to cover operating activities, repay debt of $66.5 million, fund capital expenditures totaling $19.6 million, pay quarterly dividends to shareholders of $11.9 million, fund investments in joint ventures and nonmarketable securities of $5 million, purchase 27,569 shares of the Company’s common stock, purchase the assets and intellectual property of Taerim, and increase cash and cash equivalents by $3.5 million. The Company anticipates that cash provided from operations in the future will be sufficient to pay its operating expenses, satisfy debt-service obligations and make dividend payments.

The change in the Company’s accumulated other comprehensive loss from December 31, 2003, was due primarily to net foreign currency translation adjustments (strengthening of the U.S. Dollar versus the euro), net of related deferred taxes.

The noncurrent portion of the Company’s long-term debt amounted to $176.5 million at June 30, 2004, compared to $228.4 million at the end of 2003. The Company’s long-term debt, including the current portion, as a percentage of total capitalization amounted to 21.2% at June 30, 2004. The Company is guarantor of $44.8 million of long-term debt, in the form of commitments (of which $31.7 million was outstanding at June 30, 2004), on behalf of its 50-percent owned joint venture company, Jordan Bromine Company Limited. The Company’s long-term debt, including the guarantee, as a percent of total capitalization amounted to 24.1% at June 30, 2004.

On July 31, 2004, the Company completed the acquisition of the catalyst refinery business of Akzo Nobel N.V. (“Akzo Nobel”) for EUR 615.7 million (approximately $763 million) in cash in accordance with an International Share and Business Sale Agreement, dated as of July 16, 2004 (the “Purchase Agreement”), by and between the Company, Albemarle Catalysts International, L.L.C., a wholly-owned subsidiary of the Company (“Albemarle Catalysts”), and Akzo Nobel.

In connection with the acquisition, the Company entered into (i) a new senior credit agreement, dated as of July 29, 2004 (the “Multi-Year Credit Agreement”), among the Company, Albemarle Catalysts, certain subsidiaries of the Company, as guarantors, the banks named therein, Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, and The Bank of New York, Fortis (USA) Finance LLC and SunTrust Bank, as Co-Documentation Agents, consisting of a $300 million revolving credit facility and a $450 million term loan facility and (ii) a 364-day loan agreement, dated as of July 29, 2004 (the “364-Day Credit Agreement”), among the Company, Albemarle Catalysts, certain subsidiaries of the Company, as guarantors, the banks named therein, Banc of America Bridge LLC, as Administrative Agent, and UBS Securities LLC, as Syndication Agent, consisting of a $450 million term loan facility. The Company used the initial borrowings under the Multi-Year Credit Agreement and the 364-Day Credit Agreement to consummate the acquisition, refinance its existing Credit Agreement dated September 10, 2002 and pay all fees and expenses in connection therewith.

The Company intends to operate the new business as a third segment, to be known as Catalyst, joining it with the Company’s existing Polymer Chemical and Fine Chemical segments, moving its current catalysts products into the new segment and incorporating other polymer additives and its flame retardants into a newly-named Polymer Additives segment.

Borrowings under the Company’s new Multi-Year Credit Agreement and 364-Day Credit Agreement are conditioned upon compliance with the following financial covenants: (a) consolidated fixed charge coverage ratio, as defined, must be greater than or equal to 1.25:1.00 as of the end of any fiscal quarter, (b) consolidated debt to capitalization ratio, as defined, at the end of any fiscal quarter of the Company must be less than or equal to 65% (i) prior to the earlier of (A) the first anniversary of the closing date and (B) the first equity issuance of the Company subsequent to the closing date, and (ii) thereafter, 60%, (c) consolidated tangible domestic assets, as defined, must be or greater than or equal to $750 million for the Company to make investments in entities and enterprises that are organized outside the United States, (d) with the exception of liens specified in the new Multi-Year Credit Agreement and the 364-Day Credit Agreement, liens may not attach to assets with a value of more than 10% of consolidated net worth, as defined in the agreements.

The Company’s capital expenditures in the first six months of 2004 were up slightly from the six-month period of 2003. For the year, however, capital expenditures are forecasted to be about 20% greater than the 2003 level. Capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided from debt. The amount and timing of any additional borrowings will depend on the Company’s specific cash requirements.

The Company is subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To the Company’s knowledge, it is currently complying, and expecting to continue to comply, in all material respects with existing environmental laws, regulations, statutes and ordinances applicable to its operations. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, the Company is subject to the federal Superfund law, and similar state laws, under which the Company may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

Additional Information

Outlook

Overview

Albemarle’s second quarter results continued to reflect the strong sales growth trend that we have experienced for the past six quarters. Based on market indicators in our key segments, we expect continued growth in net sales in the third quarter, especially in our Polymer Additives and the newly formed Catalyst segments.

As noted elsewhere, we completed the acquisition of Akzo Nobel’s refinery catalysts business on July 31, for EUR 615.7 million (approximately $763 million). With this acquisition, we will add a number of foundation technologies to our portfolio including catalysts for hydro-processing and fluidized catalytic cracking, as well as new products targeting the fast growing clean fuels catalyst market. Based on first-half 2004 unaudited results to date, the new Catalyst business is performing well and is poised to further participate in the three-to-five percent per year overall growth in the $10 billion catalyst industry.

We have begun to execute on our integration plans to combine our current polyolefin catalyst business with the newly acquired refinery catalysts business. Overall, the Catalyst segment is forecasted to generate about 30 percent of Albemarle’s total sales on an annual basis (excluding JVs). However, the acquisition is not expected to be accretive to earnings for the balance of the year due to significant integration activities and financing expenses.

We continue to experience significant increases in raw material and energy costs, particularly in benzene, bisphenol-A and phenol, which impact primarily in the Polymer Additives segment. By year end, raw material costs are expected to add nearly $16 million with energy adding another $3 to 4 million to our overall cost structure. In order to offset these increases, we are seeking price increases in most product areas, and these initiatives are taking effect with various levels of success. Our manufacturing cost reduction program, which began in 2003 to capture $50 million in savings over three years, is on track and contributing to partially offset the impact of raw material cost inflation.

Acquisitions continue to play a key role in sales growth for the Company. Over 40% of the net sales growth experienced in the second quarter was related to acquisitions made in the past 12 months. With the acquisition of the refinery catalysts business, the Company will have an annual sales rate of approximately $1.75 billion. We continue to forecast an effective tax rate of about 30% looking forward.

Fine Chemicals

Second quarter sales were flat with last year’s levels and were down slightly from the first quarter of 2004. Looking forward, we expect to see increasingly tight supply, high asset utilizations and price improvement in the bromine products area. Underlying trends in Fine Chemistry Services continue to improve, based on a strong new product development pipeline. This year alone, revenue from new products is expected to increase by 7 percent versus 2003. These new activities will help to offset the loss of revenue from the zeolites business and may provide opportunities to use these idle assets for more value-adding activities.

Overall profitability is expected to be down in agricultural chemicals due to the normal seasonal downturn in the third quarter. During this timeframe we will also experience the impact of unabsorbed factory costs resulting from a plant turnaround in our ibuprofen facility designed to provide further cost reductions through automation.

We also expect competitive pricing pressure in ibuprofen. Profitability improvement plans are in place and we should begin to see better results in 2005.

Polymer Chemicals

Polymer Chemicals sales have increased to record levels for the past four quarters with a growth rate of close to eight percent per quarter. Segment revenues and income grew 36 percent and 33 percent year over year. General indicators of market recovery continue to show strength, driving shipments throughout our polymer additives product line. Flame retardants will continue to be the primary growth driver as we move into the second half of the year. The third quarter is typically the strongest for electronic equipment sales in advance of the holiday season, and we are seeing signs that recovery in this sector will continue.

Pricing in flame retardants improved sequentially 4-5 percent in the second quarter and we expect continued price improvement in third quarter, helping to offset anticipated raw material cost escalation.

With the majority of flame retardant assets running at full capacity, we expect to continue to increase production of tetrabrom at our Jordan facility in response to market demand and are expanding Martinal ATH capacity of 10%.

Overall, strength in Polymer Chemicals sales is expected to continue in 2004. Success of the price increases underway will become even more critical, however, as we face escalating raw material and energy costs in the second half of the year.

Additional information regarding the Company, its products, markets and financial performance is provided at the Company’s Internet web site, www.albemarle.com. The Company’s Internet website is not a part of this document nor is it incorporated herein by reference.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s interest rate risk, marketable security price risk or raw material price risk from the information provided in the Annual Report on Form 10-K for the year ended December 31, 2003, except as noted below.

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

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in Other Comprehensive Income to the extent that the unrealized gains and losses are offset by the forecasted transaction. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings. There were no hedges of natural gas contracts at June 30, 2004.

For the six-months ended June 30, 2004, the Company had unrealized losses of approximately $80 thousand ($51 thousand, net of tax) in Other Comprehensive Income.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 2, 2004, Albemarle Overseas Development Company (“AODC”), a wholly-owned subsidiary of Albemarle Corporation, initiated a Request for Arbitration against Aventis S.A. (“Aventis”), through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement (“Agreement”) between a predecessor to AODC, and a predecessor to Aventis pursuant to which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC (APPC), was acquired by AODC. The dispute relates to a chemical facility in Thann in eastern France owned by APPC. Under the terms of the Agreement, Aventis is obligated to indemnify AODC and APPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and/or groundwater contamination at the site in Thann.

Beginning in May 2000, the French Government, with respect to the management of pollution risk on the site of active industrial installations, required APPC to conduct an environmental risk study of the Thann facility. In June 2002, the French Government directed APPC to undertake a more detailed risk study of groundwater contamination. The administrative process of the French Government is still ongoing as of the present date. AODC has demanded indemnification from Aventis for the cost of the studies, but Aventis has refused to pay.

The Request for Arbitration requests indemnification of AODC by Aventis for all costs incurred by APPC in connection with any environmental claims of the French Government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims.

At this time, it is not possible to predict what the French Government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled be fully indemnified by Aventis for all liabilities arising from this matter.

On June 4, 2004, the Company initiated a petition for breach of contract and declaratory judgment against Amerisure Insurance Company and Amerisure Mutual Insurance Company (f/k/a Michigan Mutual Insurance Company) (collectively, the “Defendants”) in the Nineteenth Judicial District Court, Parish of Baton Rouge, Louisiana on the grounds of Defendants’ refusal to honor their respective obligations under certain insurance policies on which the Company was named an additional insured to reimburse the Company for certain damages incurred by Albemarle in the discontinuance of product support for and the withdrawal from a water treatment venture. The Company has also initiated formal discussions related to such damages with its primary general commercial liability carrier. At this time the Company believes that it will collect the full amount of the receivable from the Defendants and/or its primary general insurance carrier.

In addition, the Company is involved from time to time in legal proceedings of types regarded as common in the Company’s businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1.1	Credit Agreement dated as of July 29, 2004 among Albemarle Corporation, Albemarle Catalysts International, L.L.C. and certain other subsidiaries of the Company

10.1.2	364-Day Credit Agreement dated as of July 29, 2004 among Albemarle Catalyst International L.L.C., as Borrower, Albemarle Corporation and the subsidiaries of the Company

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

(1)	The Company filed a Form 8-K on April 19, 2004, which included the Company’s press release regarding the Company’s intent to complete an agreement with Akzo Nobel N.V. to acquire catalyst business.

(2)	The Company furnished a Form 8-K, on April 21, 2004 under Item 12 thereof, which included the Company’s earnings press release for the quarter ended March 31, 2004.

(3)	The Company filed a Form 8-K on May 4, 2004, which included a financial presentation that Mark C. Rohr, President and Chief Executive Officer made in Chicago on May 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: August 9, 2004	By:	/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

		Page Numbers
10.1.1	Credit Agreement dated as of July 29, 2004 among Albemarle Corporation, Albemarle Catalysts International, L.L.C. and certain other subisdiaries of the Company	38

10.1.2	364-Day Credit Agreement dated as of July 29, 2004 among Albemarle Catalyst International L.L.C.,as Borrower, Albemarle Corporation and the subsidiaries of the Company	131

31.1	Section 302 Certification of Chief Executive Officer	203

31.2	Section 302 Certification of Chief Financial Officer	204

32.1	Section 906 Certification of Chief Executive Officer	205

32.2	Section 906 Certification of Chief Financial Officer	206