Form 10-Q
period 2004-09-30
ALBEMARLE CORP
filed 2004-11-09
CIK 915913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

Number of shares of common stock, $.01 par value, outstanding as of October 31, 2004: 41,660,492

ALBEMARLE CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,817	$35,173
Accounts receivable, less allowance for doubtful accounts (2004 -$863; 2003 - $2,287)	373,697	226,026

Inventories:
Finished goods	201,724	154,594
Raw materials	58,119	22,384
Stores, supplies and other	29,550	27,725

	289,393	204,703
Deferred income taxes and prepaid expenses	16,459	15,467

Total current assets	740,366	481,369

Property, plant and equipment, at cost	2,019,845	1,605,048
Less accumulated depreciation and amortization	1,130,671	1,078,043

Net property, plant and equipment	889,174	527,005
Prepaid pension assets	251,669	185,531
Other assets and deferred charges	187,137	74,802
Goodwill	140,590	36,832
Other intangibles, net of amortization	220,204	81,752

Total assets	$2,429,140	$1,387,291

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$191,365	$111,431
Long-term debt, current portion	495,047	190
Accrued expenses	98,792	70,610
Dividends payable to shareholders	5,587	5,494
Income taxes payable	26,600	22,346

Total current liabilities	817,391	210,071

Long-term debt	458,219	228,389
Postretirement benefits	77,236	66,969
Pension benefits	103,796	41,790
Other noncurrent liabilities	72,743	60,186
Deferred income taxes	236,152	143,665
Commitments and contingencies (Note 18)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 41,657,017 in 2004 and 41,153,008 in 2003	417	412
Additional paid-in capital	9,432	736
Accumulated other comprehensive income	25,197	23,643
Retained earnings	628,557	611,430

Total shareholders’ equity	663,603	636,221

Total liabilities and shareholders’ equity	$2,429,140	$1,387,291

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$413,904	$276,551	$1,062,672	$815,113
Cost of goods sold	324,396	220,543	845,952	640,331
Acquisition-related cost	13,400	—	13,400	—

Gross profit	76,108	56,008	203,320	174,782
Selling, general and administrative expenses	43,075	27,965	106,078	85,026
Research and development (R & D) expenses	9,101	4,770	18,768	14,133
Reduction in force adjustments	(199)	7,503	4,858	7,503
Purchased in-process R & D charges	3,000	—	3,000	—

Operating profit	21,131	15,770	70,616	68,120
Interest and financing expenses	(6,250)	(1,449)	(9,168)	(4,043)
Equity in unconsolidated investments	1,826	(930)	2,494	(1,148)
Other income (expense), net including minority interest	(16,977)	(1,733)	(16,026)	1,742

Income before income tax and cumulative effect of a change in accounting principle, net	(270)	11,658	47,916	64,671
Income taxes	(1,097)	1,802	12,714	7,294

Income before cumulative effect of a change in accounting principle, net	827	9,856	35,202	57,377
Cumulative effect of a change in accounting principle, net	—	—	—	(2,220)

Net income	$827	$9,856	$35,202	$55,157

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.02	$0.24	$0.85	$1.39
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Net income	$0.02	$0.24	$0.85	$1.34

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.02	$0.23	$0.83	$1.36
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Net income	$0.02	$0.23	$0.83	$1.31

Cash dividends declared per share of common stock	$—	$0.14	$0.435	$0.42

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$827	$9,856	$35,202	$55,157
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities available for sale	(4)	37	(30)	43
Unrealized gain (loss) on hedging derivatives	77	(123)	26	(153)
Foreign currency translation	5,212	1,823	1,558	12,611

Other comprehensive income	5,285	1,737	1,554	12,501

Comprehensive income	$6,112	$11,593	$36,756	$67,658

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash and cash equivalents at beginning of year	$35,173	$47,784

Cash flows from operating activities:
Net income	35,202	55,157
Cumulative effect of a change in accounting principle, net (a)	—	2,220

Income before cumulative effect of a change in accounting principle, net	35,202	57,377
Adjustments to reconcile net income before cumulative effect of a change in accounting principle, net to cash flows from operating activities:
Depreciation and amortization	69,288	61,765
Loss on hedging of anticipated acquisition purchase price	12,848	—
Purchased in-process R & D charges	3,000	—
Working capital changes, net of the effects of acquisitions	15,090	4,084
Increase in prepaid pension assets	(3,923)	(5,108)
Increase in income tax receivable	—	(9,685)
Other, net	(288)	(646)

Net cash provided from operating activities	131,217	107,787

Cash flows from investing activities:
Acquisitions of assets/business, net of $34,418 cash acquired	(762,378)	(106,603)
Capital expenditures	(37,602)	(30,307)
Investments in joint ventures and nonmarketable securities	(6,742)	(6,967)
Payments on hedging of anticipated acquisition purchase price	(12,848)	—
Proceeds from liquidation of nonmarketable security	—	4,419

Net cash used in investing activities	(819,570)	(139,458)

Cash flows from financing activities:
Proceeds from borrowings	1,050,946	102,378
Proceeds from exercise of stock options	6,762	1,446
Repayments of long-term debt	(325,806)	(53,658)
Purchases of common stock	(827)	(17,588)
Dividends paid to shareholders	(17,982)	(17,426)
Dividends paid to minority interest	(3,269)	(2,700)

Net cash provided from financing activities	709,824	12,452

Net effect of foreign exchange on cash and cash equivalents	4,173	6,419

Increase (decrease) in cash and cash equivalents	25,644	(12,800)

Cash and cash equivalents at end of period	$60,817	$34,984

(a) Supplemental noncash disclosures due to a cumulative change in accounting principle:
Increase in property, plant and equipment	$—	$(6,520)
Increase in accumulated depreciation	—	3,083
Increase in other noncurrent liabilities	—	6,922
Decrease in deferred tax liabilities	—	(1,265)

Cumulative effect of a change in accounting principle, net	$—	$2,220

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly-owned and majority-owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of September 30, 2004, and December 31, 2003, the consolidated results of operations and comprehensive income for the three- and nine-month periods ended September 30, 2004, and 2003, and condensed consolidated cash flows for the nine-month periods ended September 30, 2004, and 2003. All adjustments are of a normal and recurring nature. In addition, appropriate adjustments have been recorded associated with the preliminary purchase accounting for the acquisition of the refinery catalysts business of Akzo Nobel N.V. (“Akzo Nobel”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. The December 31, 2003 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation. The reclassifications mainly related to the December 31, 2003 breakout of pension benefits from noncurrent liabilities as well as changes made to segment operating results associated with the July 31, 2004 acquisition of the refinery catalysts business of Akzo Nobel and the reorganization of the Polymer Chemicals segment into the Polymer Additives and Catalysts segments.

2. As a result of the acquisition of the Akzo Nobel refinery catalysts business, the Company’s designated Significant Critical Accounting Policies have been expanded to include the following:

Performance and Life Cycle Guarantees

The Company provides customers certain performance guarantees and life cycle guarantees. These guarantees entitle the customer to claim compensation if the product does not conform to performance standards originally agreed upon. Performance guarantees relate to minimum technical specifications that products produced with the delivered catalyst must meet, such as yield and product quality. Life cycle guarantees relate to minimum periods for which performance of the delivered catalysts is guaranteed. When either performance guarantees or life cycle guarantees are contractually agreed upon, an assessment of the appropriate revenue recognition treatment is evaluated. When testing or modeling of historical results predict that the performance or life cycle criteria will be satisfied, revenue is recognized in accordance with shipping terms at the time of delivery. When testing or modeling of historical results predict that the performance or life cycle criteria may not be satisfied, the Company bills the customer upon shipment and defers the related revenue and cost associated with these products. These deferrals are released to earnings when the contractual period expires.

3. Cost of goods sold for the three- and nine-month periods ended September 30, 2004 includes an August 26, 2004 cash settlement whereby the Company and a former insurer settled a dispute related to payments to be made to the Company in connection with certain insurance coverage for the period 1950 through 2000. Pursuant to the agreement, the Company will receive $6,945 ($4,424 after income taxes, or 10 cents per diluted share) with $4,208 paid at the settlement date and future payments to be made on February 1, 2005 and 2006.

Cost of goods sold for the three- and nine-month periods ended September 30, 2004 also includes a third-quarter charge amounting to $3,396 ($2,163 after income taxes, or five cents per diluted share) related to the establishment of a valuation reserve for the potential recoverability of a claim incurred by the Company regarding the discontinuance of product support for and withdrawal from a water treatment venture. (See legal proceedings in Part II of this document).

In addition, cost of goods sold includes foreign exchange transaction (losses) of ($625) and ($901), and ($258) and ($92) for the three- and nine-month periods ended September 30, 2004 and 2003, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

4. Acquisition-related cost totaling $13,400 ($8,536 after income taxes, or 20 cents per diluted share) for the three- and nine-month periods ended September 30, 2004, consists of the step-up increase in acquired inventory to fair value associated with the July 31, 2004 acquisition of the Akzo Nobel refinery catalysts business.

5. Purchased in-process research and development (“in-process R & D”) charges amounting to $3,000, or seven cents per diluted share, for the three- and nine-month periods ended September 30, 2004, are comprised of the write-off of the estimated research and development costs associated with the acquired refinery catalysts business deemed not to have future use.

6. Reduction in force adjustments for the three- and nine-month periods ended September 30, 2004, include a $199 adjustment of a reserve for work force reduction. Nine-months period ended September 30, 2004, also includes a second-quarter 2004 charge totaling $550 ($350 after income taxes or one cent per diluted share) related to the cleanup of the zeolite facility in Pasadena, Texas and a first-quarter 2004 charge totaling $4,507 ($2,871 after income taxes or seven cents per diluted share) for layoffs at the zeolite facility and their related SFAS 88 curtailment charge. Reduction in force charges for the three- and nine-month periods ended September 30, 2003 totaled $7,503 ($4,780 after income taxes or 12 cents per diluted share) resulted from the acceptance of a voluntary separation package offered by the Company to certain domestic salaried employees.

The following table summarizes the total special charges related to the 2004 layoff and 2003 voluntary separation programs:

Beginning accrual balance, January 1, 2004	$1,193
Workforce reduction charges	3,449
Payments	(3,578)
Overaccrual reversed to income in third quarter	(199)
Overaccrual reversed to income in first quarter	(519)

Ending accrual balance, September 30, 2004	$346 *

*	The remaining amount is expected to be paid prior to the end of 2004.

7. Other income (expense), net including minority interest for the three- and nine-month periods ended September 30, 2004 include foreign exchange hedging charges totaling $15,712 ($10,009 after income taxes, or 24 cents per diluted share) and $12,848 ($8,184 after income taxes, or 19 cents per diluted share), respectively, associated with the settlement of contracts entered into by the Company to hedge the euro-denominated purchase price for the acquisition of the Akzo Nobel refinery catalysts business. Other income (expense), net including minority interest for the three- and nine-month periods ended September 30, 2003 include interest income on tax settlements totaling $1,593 ($1,014 after income taxes, or 2 cents per diluted share) and $2,715 ($1,730 after income taxes, or 4 cents per diluted share), respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

8. Basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2004 and 2003, are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic earnings per share

Numerator:
Income before cumulative effect of a change in accounting principle, net	$827	$9,856	$35,202	$57,377
Cumulative effect of a change in accounting principle, net	—	—	—	(2,220)

Income available to shareholders, as reported	$827	$9,856	$35,202	$55,157

Denominator:
Average number of shares of common stock Outstanding	41,588	41,177	41,497	41,293

Basic earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.02	$0.24	$0.85	$1.39
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Basic earnings per share	$0.02	$0.24	$0.85	$1.34

Diluted earnings per share

Numerator:
Income before cumulative effect of a change in accounting principle, net	$827	$9,856	$35,202	$57,377
Cumulative effect of a change in accounting principle, net	—	—	—	(2,220)

Income available to shareholders, as reported	$827	$9,856	$35,202	$55,157

Denominator:
Average number of shares of common stock Outstanding	41,588	41,177	41,497	41,293
Shares issuable upon exercise of stock options	956	960	845	863

Total shares	42,544	42,137	42,342	42,156

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle, net	$0.02	$0.23	$0.83	$1.36
Cumulative effect of a change in accounting principle, net	—	—	—	(0.05)

Diluted earnings per share	$0.02	$0.23	$0.83	$1.31

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

9. The following table reflects the changes in consolidated shareholders’ equity from December 31, 2003 through September 30, 2004:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at December 31, 2003	41,153,008	$412	$736	$23,643	$611,430	$636,221
Net income	—	—	—	—	35,202	35,202
Foreign currency translation, net	—	—	—	1,558	—	1,558
Change in unrealized loss on marketable equity securities, net	—	—	—	(30)	—	(30)
Change in unrealized gain on hedging derivatives, net	—	—	—	26	—	26
Cash dividends declared	—	—	—	—	(18,075)	(18,075)
Stock option remeasurement adjustments	—	—	880	—	—	880
Shares repurchased and retired	(27,569)	—	(827)	—	—	(827)
Shares issued upon exercise of stock options	466,959	5	6,757	—	—	6,762
Issuance of incentive award stock	64,619	—	1,886	—	—	1,886

Balance at September 30, 2004	41,657,017	$417	$9,432	$25,197	$628,557	$663,603

10. At September 30, 2004, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions at Cost		Amortization Charged to Expense	Foreign Exchange	Balances at September 30, 2004
Changes by operating segment:

Goodwill
Polymer Additives	$18,040	$—		$—	$73	$18,113
Fine Chemicals	18,792	—		—	(201)	18,591
Catalysts	—	103,886	(a)	—	—	103,886

	$36,832	$103,886		$—	$(128)	$140,590

Other intangibles
Polymer Additives	$79,100	$2,929	(b)	$3,852	$673	$78,850
Fine Chemicals	2,652	—		338	(31)	2,283
Catalysts	—	140,627	(c)	1,556	—	139,071

	$81,752	$143,556		$5,746	$642	$220,204

(a)	The increase in goodwill in the Catalysts segment is associated with the estimate of the preliminary allocation of the purchase price of the Akzo Nobel refinery catalysts business.
(b)

Other intangibles additions in the Polymer Additives segment consist of a non-compete agreement ($416), an employment contract ($1,292), a customer list ($890) and other intangibles ($169) associated with the

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

acquisition of the assets of Taerim International Corporation (“Taerim”) as well as other intangibles ($162) associated with the allocation of the purchase price of Atofina Chemical, Inc’s (“Atofina”) bromine fine chemicals business.

(c)	Other intangibles additions in the Catalysts segment consist of intangibles related to the estimates of the preliminary allocation of the purchase price of the Akzo Nobel refinery catalysts business as follows: trade name ($69,013), patents ($41,137), customer list and relationships ($23,832), and non-compete agreements ($6,645). The estimated useful lives range from 8.5 to 30 years with a weighted average of approximately 15 years. Amortization for each of the next five years should approximate $9.3 million.

11. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the nine-month periods ended September 30, 2004 and 2003, respectively, are as follows:

	% of Income Before Income Taxes
	Nine Months Ended September 30,
	2004	2003
Federal statutory rate	35.0%	35.0%
Revaluation of reserve requirements	—	(12.1)
State taxes, net of federal tax benefit	0.7	0.9
Extraterritorial income exclusion	(4.1)	(2.9)
Depletion	(2.8)	(2.1)
Federal income tax settlement	—	(7.2)
Other items, net	(2.3)	(0.3)

Effective income tax rate	26.5%	11.3%

For the three month periods ended September 30, 2004 and 2003, differences between U.S. statutory tax rates and effective tax rates are attributable to differences consistent with the nine month periods mentioned above, as well as the effects of special items resulting from the refinery catalysts acquisition.

Income taxes for the nine months ended September 30, 2003, reflect favorable income tax benefits totaling $11,988 related to the reversal of certain tax reserves amounting to $7,516 for the 1998 and 1999 tax years, of which $916 relates to the three months ended September 30, 2003, and net income tax settlements amounting to $4,472 for the years 1996 and 1997.

12. Cash dividends declared for the nine-month period ended September 30, 2004 totaled 43.5 cents per share, which included a dividend of 14.5 cents per share declared on January 30, 2004, paid April 1, 2004, a dividend of 14.5 cents per share declared March 31, 2004, payable July 1, 2004, as well as a dividend of 14.5 cents per share declared June 30, 2004, payable October 1, 2004. The cash dividends declared for the nine-month period ended September 30, 2003 included three dividend declarations or 42 cents per share. The primary reason for the two dividend declarations in both first-quarter periods was the timing of the Board of Directors meeting dates.

13. On July 31, 2004, the Company completed the acquisition of the Akzo Nobel refinery catalysts business for EUR 615,700 ($762,159 at applicable exchange rates) funded by a combination of a bridge loan and long-term financing. Following this acquisition, the Company transferred the existing polyolefin catalysts business

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

from the Polymer Chemicals segment, which was renamed Polymer Additives, to a newly created Catalysts segment, which also includes the assets acquired from Akzo Nobel. The Company’s operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals. Additionally, the Company acquired 50 percent ownership of non-consolidated joint ventures in Brazil (FCC SA), Japan (Nippon Ketjen) and France (Eurecat, with affiliates in the United States, Saudi Arabia and Italy). The addition of the refinery catalysts business of Akzo Nobel provides a new platform to broaden Albemarle’s portfolio of specialty chemicals and service solutions, and expands our interaction with a global customer base that plays a key role in the world economy.

The preliminary purchase price allocation is summarized below.

Cash	$34,418
Accounts receivable	99,636
Inventory	99,355
Property, plant and equipment	380,000
Other assets	168,697
Goodwill and other intangibles	244,513
In-process research and development assets	3,000
Accounts payable	(62,766)
Other current liabilities	(58)
Non-current deferred tax liabilities	(98,828)
Other noncurrent liabilities	(71,390)

Net cash paid	796,577
Less: cash acquired	(34,418)

Net cash paid less cash acquired	$762,159

Estimated goodwill on this transaction is mainly attributable to differences between book and tax bases of acquired assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

The following unaudited pro forma data summarizes the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, as if the acquisition of the Akzo Nobel refinery catalysts business had been completed as of the beginning of each of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense and related income tax effects associated with the acquisition. Additionally, non-recurring items associated with acquired inventory step-up charges of $13,400 ($8,536 after income taxes, or 20 cents per diluted share), in-process R & D charges of $3,000, or 7 cents per diluted share and acquisition-related euro-denominated hedge contract net losses for the three- and nine-month periods ended September 30, 2004 totaling $15,712 ($10,009 after income taxes, or 24 cents per share) and $12,848 ($8,184 after income taxes, or 19 cents per diluted share), respectively are reflected in the pro forma data for each of the periods presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$447,846	$377,597	$1,345,639	$1,116,926

Income (loss) before cumulative effect of a change in accounting principle	$5,193	$(3,555)	$50,806	$60,752

Net income (loss)	$5,193	$(3,555)	$50,806	$58,532

Basic earnings (loss) per share before cumulative effect of a change in accounting principle	$0.12	$(0.09)	$1.22	$1.47

Diluted earnings (loss) per share before cumulative effect of a change in accounting principle	$0.12	$(0.08)	$1.20	$1.44

Basic earnings (loss) per share	$0.12	$(0.09)	$1.22	$1.42

Diluted earnings (loss) per share	$0.12	$(0.08)	$1.20	$1.39

The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Depreciation and amortization	$29,084	$29,201	$88,291	$86,169

Interest and financing expenses	$7,549	$7,711	$22,658	$23,104

Income taxes (benefits)	$1,195	$(5,347)	$17,620	$6,061

Effective January 1, 2004, the Company acquired the business assets, customer lists and other intangibles of Taerim and formed Albemarle Korea Corporation located in Seoul. Taerim was formerly Albemarle’s Korean distributor and representative. The acquisition purchase price, which totaled $3,337 payable in cash and long-term payables due over five years, consisted primarily of intangible assets and inventory.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

On December 2, 2003, the Company, through its wholly-owned subsidiary Albemarle Chemicals SAS, acquired Atofina’s bromine fine chemicals business for $10,146. The transaction included the transfer to Albemarle of Atofina’s production site in Port de Bouc, France, as well as a long-term supply agreement with Atofina for certain fine chemicals. The acquisition provides Albemarle with flexibility in raw material supply and complements the Company’s existing network of bromine-based facilities in Jordan and the United States. The preliminary purchase price allocation as of September 30, 2004, which is subject to final negotiations with the seller and is anticipated to conclude during the fourth quarter of 2004, is summarized below.

Accounts receivable	$1,861
Inventory	7,914
Property, plant and equipment	7,964
Deferred expenses	799
Deferred tax assets	843
Other assets	1,061
Intangibles	162
Current liabilities	(1,440)
Other noncurrent liabilities	(7,839)
Long-term environmental liabilities	(1,179)

Net cash paid	$10,146

On July 23, 2003, the Company, through its wholly-owned subsidiary Albemarle Virginia Corporation, acquired Rhodia S.A. and its affiliated companies’ global organophosphorus and ammonium polyphosphate flame retardants businesses (“Rhodia”) for $80,024. This acquisition strengthened Albemarle’s position in rigid and flexible polyurethane foams. The Antiblaze flame retardant product portfolio that was acquired allows Albemarle to be a significant provider of flame retardants for the polyurethane foam industry. It also complements the NcendX™ phosphorus-based flame retardants capability Albemarle has developed for thermoplastic applications. As part of this transaction, Albemarle acquired a production site in Avonmouth, United Kingdom. Albemarle will be supplied with flame retardants and intermediates manufactured at Rhodia’s sites in Charleston, S.C., and Oldbury and Widnes in the United Kingdom. A summary of the final purchase price allocation is as follows:

Current assets	$4,749
Property, plant and equipment	19,401
Intangibles	55,858
Other assets	1,861
Current liabilities	(811)
Noncurrent liabilities	(1,034)

Net cash paid	$80,024

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

On January 21, 2003, the Company acquired Ethyl Corporation’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $26,579. The Company acquired the antioxidants assets to further leverage core strengths of the Company and orthoalkylation. A summary of the final purchase price allocation is as follows:

Current assets	$4,685
Property, plant and equipment	300
Other assets	613
Intangibles	24,161
Current liabilities	(2,230)
Noncurrent liabilities	(950)

Net cash paid	$26,579

14. Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Variable-rate bank loans	$936,809	$207,935
Industrial revenue bonds	11,000	11,000
Foreign borrowings	4,545	8,687
Miscellaneous	912	957

Total	953,266	228,579
Less amounts due within one year	495,047	190

Long-term debt	$458,219	$228,389

Interest and financing expenses for the three- and nine-months periods ended September 30, 2004 include the write-off of deferred financing expenses totaling $528 ($336 net of income taxes, or one cent per diluted share) related to the refinancing of the Company’s prior revolving credit agreement.

In connection with the acquisition of the Akzo Nobel refinery catalysts business, the Company entered into (1) a new senior credit agreement, dated as of July 29, 2004, among Albemarle, Albemarle Catalysts International, L.L.C., a subsidiary of the Company, certain of the Company’s subsidiaries as guarantors, the lenders parties thereto, Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, and The Bank of New York, Fortis (USA) Finance LLC and SunTrust Bank, as Co-Documentation Agents, consisting of a $300,000 revolving credit facility and a $450,000 five-year term loan facility, and (2) a $450,000 364-day loan agreement, dated as of July 29, 2004, among Albemarle, Albemarle Catalysts International, L.L.C., certain of the Company’s subsidiaries as guarantors, the lendors parties thereto, Banc of America Bridge LLC, as Administrative Agent, and UBS Securities LLC, as Syndication Agent. The Company used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith.

The revolving credit facility, the five-year term loan facility, and the 364-day loan agreement bore variable interest rates at September 30, 2004 of 2.44%, 2.86% and 2.69%, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

These new credit facilities contain certain restrictive financial covenants including fixed charge coverage, debt to capitalization, and other covenants as set forth in the agreements.

The $450,000 five-year facility is payable in quarterly installments of $11,250 beginning September 30, 2004 through June 30, 2008, with three final quarterly payments of $90,000 beginning Sept. 30, 2008 through March 31, 2009.

Deferred financing costs associated with the new facilities amounted to $7,045 and are being amortized ratably over the lives of the respective facilities.

15. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at September 30, 2004:

Beginning balance at December 31, 2003	$29,122
Additions	1,179
Payments	(1,357)
Foreign exchange	(412)

Ending balance at September 30, 2004	$28,532

The amounts recorded represent the Company’s future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $11.5 million before income taxes.

On another matter, the Company has submitted a request for arbitration against Aventis S.A. (“Aventis”) to confirm that Aventis is obligated to indemnify the Company pursuant to the terms of a stock purchase agreement, for certain present and future claims asserted against the Company arising out of soil and groundwater contamination at the site of the Thann facility. See Note 20.

The Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon results of operations, financial condition or cash flows of the Company on a consolidated annual basis although any such sum could have a material adverse impact in a particular quarterly reporting period.

16. Effective August 2, 2004, following the acquisition of the Akzo Nobel refinery catalysts business, the Company reorganized its segments. The polyolefin catalysts products’ net sales, operating profit and identifiable assets were moved from the Polymer Chemicals segment into a new Catalysts segment, with the remainder of the Polymer Chemicals segment businesses being renamed Polymer Additives. The Polymer Additives and Catalysts segment data herein have been recast for all periods presented to reflect this reorganization. After this reorganization, the Company operates as a global developer, manufacturer and marketer of specialty polymer chemicals, catalysts and fine chemicals, grouped into three segments: Polymer Additives, Catalysts and Fine Chemicals. After the reorganization, the Polymer Additives segment is comprised of the flame retardants and polymer additives product areas; the Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas; and the Fine Chemicals segment is comprised of performance chemicals, pharmachemicals, agrichemicals, and fine chemistry services and intermediates product areas.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

In addition, net sales, operating profit and identifiable assets have been restated for the Fine Chemicals segment and in total for the year of 2002, to move the recognition of revenue of certain bill and hold transactions related to a Fine Chemicals segment product for the fourth-quarter 2002 into the first and second quarters of 2003. The Fine Chemicals restatement resulted in $3,516 of net sales and $2,706 of operating profit shifting from fourth-quarter 2002 to the first and second quarter 2003 results. Fine Chemicals identifiable assets have also been restated to reflect the effect of the recordation of accounts receivable, inventory and income taxes related to the restated sales amounts for the 2002 period.

The Company evaluates the performance of its segments based on operating profit (loss) which represents income (loss) before income taxes, and before interest and financing expenses and other income, net. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate & other expenses includes corporate-related items not allocated to the reportable segments.

	Three Months Ended September 30,
	2004		2003
Summary of Segment Results	Net Sales	Income	Net Sales	Income
Polymer Additives	$185,902	$24,279	$141,605	$14,083
Catalysts	106,518	(2,962)	20,768	2,985
Fine Chemicals	121,484	9,830	114,178	6,199

Segment totals	$413,904	31,147	$276,551	23,267

Corporate and other expenses		(10,016)		(7,497)

Operating profit		21,131		15,770
Interest and financing expenses		(6,250)		(1,449)
Equity in unconsolidated investments		1,826		(930)
Other income (expense), net including minority interest		(16,977)		(1,733)

(Loss) income before income taxes and cumulative effect of a change in accounting principle, net		$(270)		$11,658

	Nine Months Ended September 30,
	2004		2003
Summary of Segment Results	Net Sales	Income	Net Sales	Income
Polymer Additives	$538,631	$65,687	$397,002	$44,064
Catalysts	153,795	2,227	62,970	8,244
Fine Chemicals	370,246	25,885	355,141	33,924

Segment totals	$1,062,672	93,799	$815,113	86,232

Corporate and other expenses		(23,183)		(18,112)

Operating profit		70,616		68,120
Interest and financing expenses		(9,168)		(4,043)
Equity in unconsolidated investments		2,494		(1,148)
Other income (expense), net including minority interest		(16,026)		1,742

Income before income taxes and cumulative effect of a change in accounting principle, net		$47,916		$64,671

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

As a result of the refinery catalysts acquisition, and the subsequent reorganization of the Company’s existing segments, the Company’s identifiable assets by operating segment are provided below:

	September 30, 2004	December 31, 2003
Polymer Additives	$515,519	$504,263
Catalysts	892,110	69,862
Fine Chemicals	509,906	498,650
Corporate and other	511,605	314,516

	$2,429,140	$1,387,291

17. On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. At the time of adoption, the Company identified certain assets for which there were future retirement obligations. These future obligations were comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at the date of adoption of SFAS No. 143 amounted to $2,220 net of taxes of $1,265, or five cents per diluted share, which is reflected as a cumulative effect of a change in accounting principle, net in the Company’s consolidated statements of income in 2003.

18. During January 2003, the FASB issued Interpretation No. 46 (“FIN 46” or the “Interpretation”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties; such entities are known as variable interest entities (“VIEs”). FIN 46 applied to all VIEs created after January 31, 2003. The FASB issued a revision to FIN 46 (“FIN 46-R”) in December 2003. FIN 46-R was effective for the interim period ending March 31, 2004 for all new or existing VIEs. The Company has determined that the adoption of FIN 46-R did not impact the Company or its results.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

19. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record at fair value, compensation cost for stock-based employee compensation plans. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended September 30,
		2004		2003
Stock based compensation expense, net of taxes	as reported pro forma	$ $	935 1,752	$ $	174 1,065

Net income	as reported pro forma	$ $	827 10	$ $	9,856 8,965

Basic earnings per share on net income	as reported pro forma	$ $	0.02 0.00	$ $	0.24 0.22

Diluted earnings per share on net income	as reported pro forma	$ $	0.02 0.00	$ $	0.23 0.21

Nine Months Ended September 30,
		2004		2003
Stock based compensation expense, net of taxes	as reported pro forma	$ $	2,703 5,023	$ $	522 3,116

Income before cumulative effect of a change in accounting principle, net	as reported pro forma	$ $	35,202 32,882	$ $	57,377 54,783

Net income	as reported pro forma	$ $	35,202 32,882	$ $	55,157 52,563

Basic earnings per share on income before cumulative effect of a change in accounting principle, net	as reported pro forma	$ $	0.85 0.79	$ $	1.39 1.33

Basic earnings per share on net income	as reported pro forma	$ $	0.85 0.79	$ $	1.34 1.27

Diluted earnings per share on income before cumulative effect of a change in accounting principle, net	as reported pro forma	$ $	0.83 0.77	$ $	1.36 1.29

Diluted earnings per share on net income	as reported pro forma	$ $	0.83 0.77	$ $	1.31 1.24

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three and nine-months periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Fair values of options granted	$10.61	$8.62	$10.41	$8.62
Dividend Yield	2.37%	2.54%	2.37%	2.54%
Volatility	29.74%	31.2%	29.91%	31.2%
Average expected life (in years)	10	10	10	10
Risk-free interest rate	4.42%	4.21%	4.36%	4.21%

20. Commitments and Contingencies.

The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused letters of credit and various take or pay and throughput agreements:

	4Q 2004	2005	2006	2007	2008	2009	There- after
Take or pay / throughput agreements	$29,389	$67,012	$32,792	$9,063	$7,066	$6,366	$27,372

Additional investment commitment payments	$3,883	$1,020	$790	$790	$30	$30	$210

Capital projects	$13,652	$7,325	$616	$622	$2,525	—	—

Letters of credit and guarantees	$4,162	$31,378	$6,788	$3,146	$3,508	$3,007	$4,772

Total	$51,086	$106,735	$40,986	$13,621	$13,129	$9,403	$32,354

The Company executes, through financial institutions, contracts with certain of its customers which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at September 30, 2004, amounted to $36,685) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company also has guarantee commitments for 100% of certain operating loans outstanding (which at September 30, 2004, amounted to $385) of its joint venture company, Eurecat U.S., Inc. (“Eurecat”).

On April 2, 2004, Albemarle Overseas Development Company (“AODC”), a wholly-owned subsidiary of Albemarle Corporation, initiated a Request for Arbitration against Aventis S.A., through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement (“Agreement”) between a predecessor to AODC, and a predecessor to Aventis, pursuant to

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC (“APPC”), was acquired by AODC. The dispute relates to a chemical facility in Thann in eastern France owned by APPC. The Company believes that under the terms of the Agreement, Aventis is obligated to indemnify AODC and APPC, and hold them harmless from claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and/or groundwater contamination at the site in Thann.

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

At this time, it is not possible to predict what the French Government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled to be indemnified by Aventis for liabilities arising from this matter, but no assurance can be given that it will prevail in this matter. If the Company does not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

21. In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits— an amendment of FASB Statements No. 87, 88, and 106”, the following information is provided for interim domestic financial statements (foreign information is excluded from the requirements until the period ended December 15, 2004):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Periodic Pension Benefit Cost:
Service cost	$2,245	$3,101	$6,736	$7,021
Interest cost	5,971	7,850	17,913	17,774
Expected return of assets	(10,299)	(13,853)	(30,897)	(31,367)
Plan pension curtailment*	—	—	898	—

Amortization of Unrecognized Amounts:
Net transition (asset)	(2)	(16)	(7)	(36)
Prior service charge	177	503	532	1,139
Net loss	758	319	2,272	723

Total income	$(1,150)	$(2,096)	$(2,553)	$(4,746)

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In Thousands, Except Share and Per-Share Amounts)

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net Periodic Postretirement Benefit Expense:
Service cost	$417	$369	$1,249	$1,281
Interest cost	1,062	908	3,186	3,154
Expected return of assets	(128)	(107)	(383)	(373)

Amortization of Unrecognized Amounts:
Net transition (asset)/obligation	—	—	—	—
Prior service charge	(349)	(295)	(1,047)	(1,025)
Net loss	74	75	221	263

Total expense	$1,076	$950	$3,226	$3,300

*	During first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the zeolite facility in Pasadena, Texas.

The Company did not make any contributions to its pension plans in the first nine months of 2004.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company sponsors medical programs for certain of its U.S. retirees and expects that this legislation will reduce the costs for some of these programs. In April 2004, the FASB issued Staff Position (FSP) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The Company does not expect that the effects of this Act will have a material impact on our postretirement benefit obligation or our postretirement benefit expense reported in future periods.

22. The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. The Company is currently studying the impact of the law, particularly with respect to the U.S. tax treatment of domestic manufacturing activities, repatriation of foreign earnings and foreign tax credit carryforwards.

ITEM 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition and Additional Information

Forward-looking Statements

Some of the information presented in this Form 10-Q, including the documents incorporated by reference, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	the timing of orders received from customers;
•	the gain or loss of significant customers;
•	competition from other manufacturers;
•	changes in the demand for our products;
•	changes in our margins;
•	increases in the cost of raw materials and energy, and our inability to pass through such increases;
•	changes in our manufacturing processes;
•	changes in our markets in general;
•	fluctuations in foreign currencies;
•	changes in new product introductions resulting in increases in capital project requests and approvals leading to additional capital spending;
•	changes in laws and regulations;
•	the occurrence of claims or litigation;
•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;
•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;
•	changes in accounting standards;
•	the integration of the Akzo Nobel refinery catalysts business into our operations;
•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;
•	changes in interest rates, to the extent they (1) affect our ability to raise capital or increase our cost of funds, (2) have an impact on the overall performance of our pension fund investments and (3) increase our pension expense and funding obligations; and
•	the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission, or the SEC.

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including manufacturers of consumer electronics, building and construction materials, automotive parts, packaging, pharmachemicals and agrichemicals, and petroleum refiners. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, strong cash flows and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

Growth of our Polymer Additives segment is expected to be derived from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. Growth in our Catalysts segment is expected to be driven by increasing demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of anti-pollution initiatives. The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with a movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions.

Acquisition of Catalysts Refinery Business

On July 31, 2004, we acquired the refinery catalysts business of Akzo Nobel N.V. for Eur 615.7 million (approximately $762.2 million at applicable exchange rates). We believe that this acquisition significantly enhances our business by giving us a strong new operating segment. Following this acquisition, we transferred our existing polyolefin catalysts business from our Polymer Chemicals segment, which we renamed Polymer Additives, to a newly created Catalysts segment, which also includes the assets we acquired from Akzo Nobel. Our operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals.

Under the terms of the business sale agreement, we acquired two wholly owned subsidiaries of Akzo Nobel (one in the United States and one in the Netherlands), sales, marketing, intellectual property and other assets used in the acquired business, and 50% interests in three different joint ventures: Fábrica Carioca de Catalisadores S.A., a Brazilian joint venture; Nippon Ketjen Co., Ltd., a Japanese joint venture; and Eurecat S.A., a French joint venture (with affiliates in the United States, Saudi Arabia and Italy). As part of the acquisition, we also agreed to assume the liabilities of the two acquired subsidiaries and certain liabilities of Akzo Nobel and its affiliates related to the acquired business. We retained substantially all employees of the acquired business, including all of the incumbent managers.

In connection with the acquisition, we incurred during the third quarter of 2004 certain one-time after-tax costs and expenses, including foreign exchange hedging losses of $10.0 million on contracts entered into for the purpose of hedging the euro-denominated purchase price for the acquired business, additional cost of sales charges of $8.5 million as a result of inventory write-ups, $3.0 million as a result of purchased in-process R & D write-offs and unamortized financing cost write-offs of $0.3 million. We expect to finalize the acquisition purchase accounting adjustments by the end of the second quarter of 2005.

In connection with the acquisition, we entered into (1) a new senior credit agreement, dated as of July 29, 2004, among Albemarle, Albemarle Catalysts International, L.L.C., a subsidiary of our Company, certain of our subsidiaries as guarantors, the lenders parties thereto, Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, and The Bank of New York, Fortis (USA) Finance LLC and SunTrust Bank, as Co-Documentation Agents, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility, and (2) a $450 million 364-day loan agreement, dated as of July 29, 2004, among Albemarle, Albemarle Catalysts International, L.L.C., certain of our subsidiaries as guarantors, the lenders parties thereto, Banc of America Bridge LLC, as Administrative Agent, and UBS Securities LLC, as Syndication Agent. We used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance our then-existing credit agreement and pay related fees and expenses incurred in connection therewith.

Outlook

With the acquisition of the Akzo Nobel refinery catalysts business, we have added a number of foundation technologies to our portfolio, including hydroprocessing, or HPC, catalysts and fluidized catalytic cracking, or FCC, catalysts, as well as new products targeting the fast growing clean fuels catalyst market. Since the completion of the acquisition of the refinery catalysts business on July 31, 2004, the new Catalysts segment has been performing well and we believe that it is poised to participate further in expected growth in the refinery catalysts industry. As we combine our current polyolefin catalyst business with the acquired refinery catalysts business, the Catalysts segment is forecasted to add more than 35% to the historic sales level on an annual basis.

The Company’s net sales for the nine months ended September 30, 2004 were $1.06 billion as compared with $815 million in the same period of 2003.

We continue to experience significant increases in raw material and energy costs, particularly in molybdenum, which impacts the Catalysts segment, and BPA, alumina, phenol, chlorine and tin, which impact the Polymer Additives and Fine Chemicals segments. Based on our full year forecast for 2004, we expect that our raw material costs and energy costs, excluding molybdenum, will increase approximately 8% and 9%, respectively, compared to 2003. Molybdenum has experienced a steady increase in price from approximately $8 per pound on January 1, 2004 to approximately $24 per pound on October 29, 2004. In order to offset these increases, we are seeking price increases in most product areas, and these initiatives are taking effect with various levels of success. In bromine and bromine derivatives, our price increases are supported by strong global demand for our products. In addition, we began a manufacturing cost reduction program in 2002 targeting $50 million in savings over three years. We believe that we have realized approximately $27 million of these savings through the third quarter 2004 and we expect that this program will continue to help offset the impact of raw material and energy cost inflation.

Polymer Additives

Polymer Additives net sales have increased to record levels for the past four quarters with an average growth rate of close to 7% per quarter. Comparing the third quarter of 2004 to the similar period of 2003, segment revenues and income grew approximately 31% and approximately 22%, respectively. However, general indicators of market demand in the electronics sector have slowed versus the previous three quarters. While demand for our products at present remains strong and we are running our major flame retardant plants hard to meet customer needs, we believe that we must stay focused on our price increase efforts in order to catch up with inflation.

Catalysts

Catalysts net sales have increased approximately 144% in the first nine months of 2004 compared to the same period of 2003 due primarily to the acquisition of the refinery catalysts business. Sales also reflect higher prices driven by higher metals costs, volume growth in both HPC and FCC catalysts and the effects of currency movements. The inflation of metals costs, most notably molybdenum, is expected to continue to effect margins for HPC catalysts for the balance of 2004. We believe that the demand for HPC catalysts will remain firm for the rest of the year. We expect FCC catalysts volumes to remain strong through 2004 as growth in gasoline demand is tracking slightly above expectations.

The major global petroleum refineries continue to prepare for stricter fuel specifications, including the upcoming on-road diesel sulfur specifications that will be implemented in 2006. These stricter specifications are leading to new capital expenditures by petroleum refineries to expand hydroprocessing capability as well as to increased demand for high performance catalysts to be used in existing and new hydroprocessing capacity.

Fine Chemicals

First nine-months 2004 net sales were up 4.3% compared to last year’s levels despite the loss of revenue from the zeolites business, which we exited in January 2004. Revenue from new products is expected to increase compared to 2003. Looking forward, we expect to see increasingly high asset utilizations and margin improvement in the bromine products area, and we believe that underlying trends in Fine Chemistry Services are beginning to contribute to the segment profitability.

Looking forward to the fourth quarter, we expect that we will experience some unabsorbed factory costs resulting from a turnaround in our ibuprofen facility, which is associated with a cost improvement and automation project tie-ins designed to help us continue to drive down our cost of production. We expect continued competitive pricing pressure in ibuprofen as foreign producers attempt to further penetrate the U.S. market, and we are expanding our sales efforts in response to this development.

We expect continued growth in demand for bromine and derivatives, and do not anticipate any slowdown in shipments in the fourth quarter due to the relative tightness in chlorine supplies. In our agrichemicals business, we are experiencing tight supply in some important raw materials, which may impact us negatively toward the end of the fourth quarter.

We expect to complete construction of a new chlorine production unit as part of our joint venture’s bromine production plant in Jordan in the fourth quarter of 2004. This facility, which is expected to have an annual capacity of approximately 25,000 metric tonnes, should serve to lower raw material costs of this joint venture in Jordan.

Industry Conditions

We conduct a substantial portion of our business outside of the United States. As a result, our business is subject to economic cycles in different regions of the world. In addition, because many of our customers are in industries, including the consumer electronics, building and construction, and automotive industries, that are cyclical in nature and sensitive to changes in general economic conditions, our results are impacted by the effect on our customers of economic upturns and downturns, as well as our own costs to produce our products. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices.

Raw Material and Energy Costs

In 2003, our raw material and energy costs increased approximately 8% and 25%, respectively, compared to 2002. Raw material costs and energy costs have continued to increase in 2004. The increases are primarily driven by significantly tighter market conditions and major increases in pricing of basic building blocks for our products such as crude oil, chlorine and metals, including molybdenum, which is used in the refinery catalysts business. In 2003, management estimates that molybdenum represented approximately 10% of the cost of goods sold in the refinery catalysts business and from January 1, 2004 until October 29, 2004, the price of molybdenum increased from approximately $8 to approximately $24 per pound. We generally attempt to pass changes in the prices of raw materials and energy to our customers but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect the margins for our products.

In addition to raising prices, raw material suppliers may extend lead times or limit supplies. For example, in the aftermath of Hurricane Ivan, certain chlorine producers took actions that limited chlorine supplies. Constraints on the supply or delivery of critical raw materials could disrupt production and adversely affect the performance of our business.

Other Factors Impacting Our Results

In 2002, we launched a three-year $50 million manufacturing cost reduction program to reduce our fixed cost base. As of September 30, 2004, we believe that this program has yielded estimated savings of approximately $27 million. We expect to implement additional cost-saving initiatives focused on achieving operational efficiencies by investing in flexible manufacturing equipment and processes, optimizing process control technologies, reducing fixed costs through the rationalization of manufacturing capacity and the efficient management of capital spending.

Additional information:

Set forth below is a reconciliation of net income excluding special items, a non-GAAP financial measure, to net income, the most directly comparable financial measure calculated and reported in accordance with GAAP, for the third quarter and nine months ended September 30, 2004 and 2004, respectively. This information is included to provide further support of the fluctuations discussed in the results of operations below.

ALBEMARLE CORPORATION AND SUBSIDIARIES

(In thousands, except Share and Per-Share Amounts)

(Unaudited)

	Third Quarter Ended September 30, 2004				Third Quarter Ended September 30, 2003
	As Reported	Special Items*		Excluding Special Items	As Reported	Special Items*		Excluding Special Items
Net sales	$413,904	$—		$413,904	$276,551	$—		$276,551
Cost of goods sold(c)	(324,396)	(3,549	)(a,b)	(327,945)	(220,543)	—		(220,543)
Acquisition related cost	(13,400)	13,400	(d)	—	—	—		—

Gross profit	76,108	9,851		85,959	56,008			56,008
Selling, general and administrative expenses (including FAS No.2 R&D)	(52,176)	—		(52,176)	(32,735)	—		(32,735)
Reduction in force adjustments	199	(199	)(e)	—	(7,503)	7,503	(e)	—
Acquired in process research and development charges	(3,000)	3,000	(f)	—	—	—		—

Operating profit**	21,131	12,652		33,783	15,770	7,503		23,273
Interest and financing expenses	(6,250)	528	(g)	(5,722)	(1,449)	—		(1,449)
Equity in unconsolidated investments	1,826	—		1,826	(930)	—		(930)
Other income (expense), net including minority interest	(16,977)	15,712	(h)	(1,265)	(1,733)	1,593		(140)

Income (loss) before income taxes	(270)	28,892		28,622	11,658	9,096		20,754
Income tax (benefit) expense	(1,097)	9,399		8,302	1,802	4,217	(i)	6,019

Net income	$827	$19,493		$20,320	$9,856	$4,879		$14,735

Diluted earnings per share	$0.02	$0.46		$0.48	$0.23	$0.12		$0.35

* See footnotes below
**Operating profit by segment:
Polymer Additives	$24,279	$(3,583)		$20,696	$14,083	$2,931		$17,014
Catalysts	(2,962)	16,400		13,438	2,985	—		2,985
Fine Chemicals	9,830	(165)		9,665	6,199	1,814		8,013
Corporate and other expenses	(10,016)	—		(10,016)	(7,497)	2,758		(4,739)

Total	$21,131	$12,652		$33,783	$15,770	$7,503		$23,273

ALBEMARLE CORPORATION AND SUBSIDIARIES

(In thousands, except Share and Per-Share Amounts)

(Unaudited)

	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	As Reported	Special Items*		Excluding Special Items	As Reported	Special Items*	Excluding Special Items
Net sales	$1,062,672	$—		$1,062,672	$815,113	$—	$815,113
Cost of goods sold(c)	(845,952)	(3,549	)(a,b)	(849,501)	(640,331)	—	(640,331)
Acquisition related cost	(13,400)	13,400	(d)	—	—	—	—

Gross profit	203,320	9,851		213,171	174,782		174,782
Selling, general and administrative expenses (including FAS No.2 R&D)	(124,846)	—		(124,846)	(99,159)	—	(99,159)
Reduction in force adjustments	(4,858)	4,858	(e)	—	(7,503)	7,503 (e)	—
Acquired in process research and development charges	(3,000)	3,000	(f)	—	—	—	—

Operating profit**	70,616	17,709		88,325	68,120	7,503	75,623
Interest and financing expenses	(9,168)	528	(g)	(8,640)	(4,043)	—	(4,043)
Equity in unconsolidated investments	2,494	—		2,494	(1,148)	—	(1,148)
Other income (expense), net including minority interest	(16,026)	12,848	(h)	(3,178)	1,742	(2,715)	(973)

Income before income taxes and cumulative effect	47,916	31,085		79,001	64,671	4,788	69,459
Income tax expense	12,714	10,196		22,910	7,294	13,725 (i)	21,019

Income before cumulative effect	35,202	20,889		56,091	57,377	(8,937)	48,440
Cumulative effect, net of taxes	—	—		—	(2,220)	2,220 (j)	—

Net income	$35,202	$20,889		$56,091	$55,157	$(6,717)	$48,440

Diluted earnings per share	$0.83	$0.49		$1.32	$1.31	$(0.16)	$1.15

* See footnotes below
**Operating profit by segment:
Polymer Additives	$65,687	$(3,583)		$62,104	$44,064	$2,931	$46,995
Catalysts	2,227	16,400		18,627	8,244	—	8,244
Fine Chemicals	25,885	4,892		30,777	33,924	1,814	35,738
Corporate and other expenses	(23,183)	—		(23,183)	(18,112)	2,758	(15,354)

Total	$70,616	$17,709		$88,325	$68,120	$7,503	$75,623

Notes (in thousands, except per share amounts):

(a)	On August 26, 2004, the Company and a former insurer settled a dispute related to payments to be made to the Company in connection with insurance coverage for the period 1950 through 2000. Pursuant to the agreement, the Company will receive $6,945 ($4,424 after income taxes, or 10 cents per diluted share) with $4,208 paid at the settlement date and future payments to be made on February 1, 2005 and 2006.
(b)	Cost of goods sold for the three- and nine-month periods ended September 30, 2004 include a charge amounting to $3,396 ($2,163 after income taxes, or five cents per diluted share) related to the establishment of a valuation reserve for the potential recoverability of a claim.
(c)	Includes foreign exchange transaction losses of ($625) and ($901), and ($258) and ($92), for the three- and nine-month periods ended September 30, 2004, and 2003, respectively.
(d)	Acquisition-related cost totaling $13,400 ($8,536 after income taxes, or 20 cents per diluted share) for the three- and nine-month periods ended September 30, 2004, is made up of the preliminary purchase price allocation increase in inventory associated with the July 31, 2004 acquisition of the Akzo Nobel refinery catalysts business.
(e)	Reduction in force adjustments for the three- and nine-month periods ended September 30, 2004, include a $199 adjustment of a reserve for work force reduction. Nine-months period ended September 30, 2004, also includes a second-quarter 2004 charge totaling $550 ($350 after income taxes or one cent per diluted share) related to the cleanup of the zeolite facility and a first-quarter 2004 charge totaling $4,507 ($2,871 after income taxes, or seven cents per diluted share) for layoffs at the zeolite facility and their related SFAS 88 curtailment charge. Reduction in force adjustments for the three-and nine-month periods ended September 30, 2003 totaled $7,503 ($4,780 after income taxes, or 12 cents per diluted share) and resulted from the acceptance of a voluntary separation package offered by the Company to certain domestic salaried employees.
(f)	Purchased in-process research and development charges amounting to $3,000, or seven cents per diluted share, for the three- and nine-month periods ended September 30, 2004, are comprised of the estimated write-off of the deferred research and development costs associated with the acquisition of the Akzo Nobel refinery catalysts business.
(g)	Interest and financing expenses for the three- and nine-months periods ended September 30, 2004 include the write-off of deferred financing expenses totaling $528 ($336 net of income taxes, or one cent per diluted share) related to the refinancing of the Company’s previous revolving credit agreement.
(h)	Other income (expense), net for the three- and nine-month periods ended September 30, 2004 include foreign exchange hedging charges totaling $15,712 ($10,009 after income taxes, or 24 cents per share) and $12,848 ($8,184 after income taxes, or 19 cents per diluted share), respectively associated with contracts exacted by the Company to hedge the euro-denominated purchase price for the acquisition of the Akzo Nobel refinery catalysts business.
(i)	Income tax expense for the three- and nine-month periods ended September 30, 2003 benefited from the settlement and internal adjustments related to federal tax years 1996-1999 totaling $916 and $11,988, respectively.
(j)	On January 1, 2003, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The cumulative effect of the implementation of this change in accounting principle was $2,220 net of taxes of $1,265, or five cents per diluted share.

Additional information regarding the Company, our products, markets and financial performance is provided at our web site, www.albemarle.com. Our web site is not a part of this document nor is it incorporated herein by reference.

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

Third Quarter 2004 Compared with Third Quarter 2003

Net Sales

Net sales by operating segment for the third-quarter periods ended September 30, 2004 and 2003 are as follows:

	Net Sales
	Third Quarter
	2004	2003
	(in thousands)
Polymer Additives	$185,902	$141,605
Catalysts	106,518	20,768
Fine Chemicals	121,484	114,178

Segment totals	$413,904	$276,551

Net sales for third-quarter 2004 of $413.9 million were up $137.3 million (49.7%) from third-quarter 2003 net sales of $276.6 million.

Polymer Additives’ net sales increased $44.3 million (31.3%) primarily due to higher shipments and prices, respectively, in flame retardants ($18.9 million and $0.7 million) and curatives and additives ($10.9 million and $4.3 million) and the contributions made by our 2003 acquisitions ($4.5 million). Polymer Additives’ net sales were also favorably impacted by foreign exchange ($5.0 million).

Catalysts’ net sales increased $85.7 million primarily due to the impact of the refinery catalysts business acquisition ($82.9 million), higher shipments of polyolefin catalysts ($3.7 million) and the favorable impact of foreign exchange ($0.3 million), offset, in part, by lower prices of polyolefin catalysts ($1.2 million).

Fine Chemicals’ net sales increased $7.3 million (6.4%) primarily due to the contributions made by our 2003 acquisitions ($5.0 million), the positive effects of foreign exchange ($3.2 million), higher shipments ($3.1 million) and prices ($3.0 million) in fine chemistry services and intermediates and favorable prices ($0.4 million) in agricultural actives. The increase was partially offset by unfavorable sales mix in performance chemicals ($3.8 million) and unfavorable volumes ($3.6 million) in agricultural actives.

Operating Costs and Expenses

Cost of goods sold in the third quarter of 2004 increased $103.9 million (47.1%) from the corresponding 2003 period. The increase resulted from higher sales volumes in the 2004 period and the impact of the refinery catalysts acquisition as well as higher raw material and energy costs. Cost of goods sold was also affected by the establishment of a $3.4 million valuation reserve for the potential recoverability of a claim, our exit from the zeolite business and the unfavorable impact of foreign exchange on operating costs. The increase in cost of goods sold is partially offset by a $6.9 million insurance settlement from a former insurer relating to certain payments made by the Company in connection with insurance coverage for the period 1950 through 2000.

The Company incurred $13.4 million of acquisition-related charges consisting of the step-up increase in acquired inventory associated with the acquisition of the refinery catalysts business.

The gross profit margin decreased approximately 186 basis points to 18.4% in third-quarter 2004 from 20.3% for the corresponding period in 2003. Excluding the $13.4 million of acquisition-related costs mentioned above, our gross profit margin for the 2004 period increased approximately 140 basis points to 21.6%.

Selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses increased $19.4 million (59.4%) in the third quarter of 2004 versus third quarter of 2003. The increase is primarily due to higher SG&A and R&D costs related to acquisitions ($11.6 million), higher employee related costs ($5.3 million) and higher overall R&D costs ($1.4 million). SG&A costs were also adversely affected by higher outside legal costs ($0.5 million) and the unfavorable impact of foreign exchange ($0.6 million). As a percentage of net sales, SG&A and R&D were 12.6% in 2004 versus 11.8% in the 2003 quarter.

Third quarter of 2004 includes a $0.2 million adjustment to the reduction in force accrual while the 2003 period contains a $7.5 million reduction in force charge resulting from the acceptance of a voluntary separation package offered to certain domestic salaried employees. In addition, the third quarter of 2004 includes a $3.0 million purchased in-process research and development (“in-process R & D”) charge associated with our acquisition of the refinery catalysts business.

Operating Profit

Operating profit by reportable operating segment for the three-month periods ended September 30, 2004, and 2003 is as follows:

	Operating Profit
	Third Quarter
	2004	2003
	(in thousands)
Polymer Additives	$24,279	$14,083
Catalysts	(2,962)	2,985
Fine Chemicals	9,830	6,199

Segment totals	31,147	23,267
Corporate and other expenses	(10,016)	(7,497)

Operating profit	$21,131	$15,770

Polymer Additives’ third-quarter 2004 segment operating profit increased $10.2 million (72.4%) from third-quarter 2003. The 2004 period includes an allocation of $3.6 million related to an insurance settlement while the 2003 period includes a $2.9 million charge related to a voluntary separation program. Excluding these special items, third-quarter 2004 segment operating profit increased $3.7 million (21.6%) from the corresponding 2003 period primarily due to higher shipments ($8.5 million) in flame retardants and curatives and additives, higher prices ($5.3 million), primarily in curatives and additives, and the overall favorable net effects of foreign exchange ($0.9 million), offset, in part, by unfavorable raw material and energy costs ($8.7 million) and unfavorable manufacturing costs ($2.5 million).

Catalysts’ third-quarter 2004 segment operating profit decreased $5.9 million from third-quarter 2003. Third-quarter 2004 includes purchase price adjustments for the step-up accounting values assigned to the acquired refinery catalysts business inventory ($13.4 million) and the write-off of purchased in-process R&D charges associated with the acquisition ($3.0 million). Excluding these adjustments, catalysts’ third quarter operating profit increased $10.5 million from the third quarter 2003 primarily due to the impact of the refinery catalysts acquisition.

Fine Chemicals’ third-quarter 2004 segment operating profit increased $3.6 million (58.6%) from third-quarter 2003. The 2004 period includes special items of $3.3 million related to an insurance settlement and $0.2 million related to a reversal of a reduction in force accrual partially offset by the establishment of a $3.4 million valuation reserve for the potential recoverability of a claim. The 2003 period includes a $1.8 million charge related to a voluntary separation program. Excluding these special items, third-quarter 2004 segment operating profit increased $1.7 million (20.6%) from the corresponding 2003 period primarily due to higher prices ($3.1 million), primarily in fine chemistry services and favorable production, primarily in bulk active pharmaceuticals

($3.1 million), offset, in part by, higher raw materials and energy costs ($2.0 million), and lower shipments in bulk active pharmaceuticals and agricultural actives ($2.0 million) and fine chemistry services and intermediates ($0.6 million).

Corporate and other expenses for the third-quarter of 2004 increased $2.5 million (33.6%) from third-quarter 2003 primarily due to higher employee incentive costs ($5.3 million) offset, in part, by the absence of the 2003 workforce reduction accrual of ($2.8 million) allocated to the corporate segment.

Interest and Financing Expenses

Interest and financing expenses for third-quarter 2004 amounted to $6.3 million, an increase of $4.8 million from third-quarter 2003 due to higher average outstanding debt in the 2004 period principally as a result of the acquisition of the refinery catalysts business. The third-quarter 2004 expenses also reflect the write-off of deferred financing expenses ($0.5 million) relating to the refinancing of our prior revolving credit agreement.

Equity in Unconsolidated Investments

Equity in unconsolidated investments for the third-quarter 2004 amounted to $1.8 million, up $2.8 million from third quarter 2003 primarily due to the addition of unconsolidated investments from our refinery catalysts business acquisition ($1.6 million) as well as improved results from continuing unconsolidated investments.

Other Income (Expense) Net, Including Minority Interest

Other income (expense), net for the third-quarter 2004 amounted to ($17.0) million, a decrease of $15.2 million from the 2003 corresponding period. The decrease is primarily attributable to euro-denominated hedging losses associated with the acquisition of the refinery catalysts business in the 2004 period.

Income Taxes

For the three month periods ended September 30, 2004 and 2003, differences between U.S. statutory tax rates and effective tax rates are attributable to differences consistent with the nine month periods mentioned below, as well as the effects of special items resulting from the refinery catalysts acquisition.

Results of Operations

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Sales

Net sales by operating segment for the nine-month periods ended September 30, 2004 and 2003 are as follows:

	Net Sales
	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Polymer Additives	$538,631	$397,002
Catalysts	153,795	62,970
Fine Chemicals	370,246	355,141

Segment totals	$1,062,672	$815,113

Net sales for first nine months of 2004 of $1,063 million were up $247.6 million, or 30.4%, from the first nine months of 2003 net sales of $815.1 million.

Polymer Additives’ net sales increased $141.6 million, or 35.7%, primarily due to higher shipments in flame retardants ($56.6 million), the contributions made by our 2003 acquisitions ($39.4 million), higher shipments ($25.4 million) and prices ($6.2 million) in curatives and additives, as well as the favorable impact of foreign exchange ($18.4 million). The increase was partially offset by lower prices in flame retardants ($4.7 million).

Catalysts’ net sales increased $90.8 million primarily as a result of the impact of the refinery catalysts business acquisition ($82.8 million), higher shipments of polyolefin catalysts ($8.5 million) and the favorable impact of foreign exchange ($1.8 million), partially offset by lower prices for polyolefin catalysts ($2.1 million).

Fine Chemicals’ net sales increased $15.1 million, or 4.3%, primarily due to the contributions made by our 2003 Atofina bromine fine chemicals acquisition ($14.2 million), the favorable impact of foreign exchange ($13.9 million), higher shipments in fine chemistry services and intermediates ($6.5 million) and bulk active pharmaceuticals ($1.4 million) and higher prices ($3.7 million) and shipments ($1.4 million) in agricultural actives. The increase was partially offset by an unfavorable sales mix in performance chemicals ($19.4 million) and lower prices ($7.1 million), primarily in bulk active pharmaceuticals.

Operating Costs and Expenses

Cost of goods sold in the first nine months of 2004 increased $205.6 million (32.1%) from the corresponding 2003 period. This increase resulted from the higher sales volumes in the 2004 period and the impact of our 2003 and 2004 acquisitions as well as higher raw material and energy costs, the establishment of a $3.4 million valuation reserve for the potential recoverability of a claim, our exit from the zeolite business and the unfavorable impact of foreign exchange on operating costs. The increase is partially offset by a $6.9 million insurance settlement from a former insurer relating to certain payments made by us in connection with insurance coverage for the period 1950 through 2000.

In the first nine months of 2004, the Company also incurred $13.4 million of acquisition-related charges consisting of the step-up increase in acquired inventory associated with the acquisition of the refinery catalysts business.

The gross profit margin decreased approximately 230 basis points to 19.1% in the 2004 period from 21.4% for the corresponding period in 2003. Excluding the $13.4 million acquisition-related charges described, our gross profit margin for the 2004 period decreased approximately 100 basis points to 20.4%.

SG&A and R&D increased $25.7 million (25.9%) in the first nine months of 2004 as compared with the first nine months of 2003 primarily due to higher SG&A and R&D costs related to acquisitions ($12.8 million), higher employee incentive related costs ($8.7 million), the unfavorable impact of foreign exchange ($2.3 million), higher R&D costs ($1.7 million) as well as higher outside legal costs ($0.7 million), offset, in part, by the benefits of cost reduction efforts and a voluntary separation program implemented in the third quarter of 2003 and first quarter of 2004. As a percentage of net sales, SG&A and R&D were 11.7% in the first nine months of 2004 versus 12.2% in the 2003 period.

The 2004 period also includes a $4.8 million charge consisting of layoffs of 53 employees at the zeolite facility amounting to ($3.4 million) and related SFAS 88 curtailment charges of ($0.9 million) as well as costs associated with the cleanup of the zeolite facility in Pasadena, Texas ($0.5 million). The 2003 period includes a $7.5 million charge related to a voluntary severance program offered to certain domestic salaried employees. Additionally, the first nine months of 2004 includes a $3.0 million purchased in-process R & D charge associated with our acquisition of the refinery catalysts business.

Operating Profit

Operating profit by reportable operating segment for the nine-month periods ended September 30, 2004, and 2003 is as follows:

	Operating Profit
	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Polymer Additives	$65,687	$44,064
Catalysts	2,227	8,244
Fine Chemicals	25,885	33,924

Segment totals	93,799	86,232
Corporate and other expenses	(23,183)	(18,112)

Operating profit	$70,616	$68,120

Overall, nine months 2004 operating profit, including special items and acquisition-related charges, increased $2.5 million (3.7%) from the first nine months of 2003. Excluding the effects of special items and acquisition-related charges, nine months 2004 operating profit increased $12.7 million, or 16.8%, from the corresponding 2003 period.

Polymer Additives’ first nine months of 2004 segment operating profit increased $21.6 million, or 49.0%, from the first nine months of 2003. This increase includes allocations of special items attributable to an insurance settlement of $3.6 million in the third quarter 2004 and the absence of a $2.9 million charge related to a voluntary severance program in the 2003 period. Excluding the special items, operating profit for the 2004 period increased $15.1 million, or 32.2%, from the corresponding period of 2003 primarily due to higher shipments in flame retardants ($16.9 million) and curatives and additives ($8.9 million) and the overall favorable net effects of foreign exchange movements ($5.3 million), offset, in part, by unfavorable raw material costs ($14.7 million) and higher SG&A costs related to acquisitions ($1.6 million).

Catalysts’ first nine months of 2004 segment operating profit decreased $6.0 million, or 73.0%, from the first nine months of 2003. The 2004 period includes purchase price adjustments for the step-up accounting values assigned to the acquired refinery catalysts business inventory ($13.4 million) and the write-off of purchased in-process R & D charges associated with the acquisition ($3.0 million). Excluding these adjustments, Catalysts’ segment operating profit for the 2004 period increased $10.4 million from the corresponding 2003 period primarily due to the impact of the refinery catalysts business acquisition.

Fine Chemicals’ first nine months of 2004 segment operating profit decreased $8.0 million, or 23.7%, from the first nine months of 2003. The decrease included special item charges of $4.3 million that resulted from the layoff of 53 employees at the zeolite facility and the related SFAS No. 88 pension curtailment charge, $0.5 million for cleanup of the zeolite facility as well as a $3.4 million relating to the establishment of a valuation reserve for the potential recoverability of a claim, offset, in part, by an insurance settlement of $3.3 million and the absence of a $1.8 million charge related to a voluntary severance program in the 2003 period. Excluding the special items, first nine-months 2004 segment operating profit decreased $5.0 million (13.9%) from the 2003 period primarily due to lower prices in bulk active pharmaceuticals ($7.1 million), unfavorable plant utilization and manufacturing costs including our exit from the zeolite business ($3.7 million), unfavorable sales mix in performance chemicals ($2.6 million) and higher raw material and energy costs ($2.2 million). This decrease was partially offset by higher shipments in fine chemistry services and intermediates ($5.3 million) and higher prices ($3.7 million) and shipments ($1.3 million) in agricultural actives.

Corporate and other expenses for the first nine months of 2004 increased $5.1 million (28.0%) from first nine months of 2003 primarily due to higher estimated employee incentive costs offset, in part, by the absence of the 2003 workforce reduction accrual of ($2.8 million) allocated to the corporate segment.

Interest and Financing Expenses

Interest and financing expenses for the first nine months of 2004 amounted to $9.2 million, an increase of $5.1 million from first nine months of 2003 mainly due to higher average outstanding debt in the 2004 period relating to the acquisition of the refinery catalysts business and a third-quarter 2004 write-off of deferred financing expenses ($0.5 million) relating to the refinancing of our prior revolving credit agreement.

Equity in Unconsolidated Investments

Equity in unconsolidated investments for the first nine months of 2004 amounted to $2.5 million, up $3.6 million from the first nine months of 2003, primarily due to the addition of unconsolidated investments from the refinery catalysts business acquisition ($1.6 million) as well as improved results from continuing unconsolidated investments.

Other Income (Expense) Net, Including Minority Interest

Other income (expense), net for the first nine months of 2004 totaled ($16.0) million, a decrease of $17.8 million from the 2003 corresponding period. The decrease is primarily attributable to euro-denominated hedging losses associated with the acquisition of the refinery catalysts business in the 2004 period and the absence of $4.3 million of interest income from an Internal Revenue Service income tax settlement in the 2003 period.

Income Taxes

The first nine months of 2004 effective income tax rate was 26.5%, up from 11.3% for the corresponding period in 2003. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the nine-month periods ended September 30, 2004 and 2003, respectively, are as follows:

	% of Income Before Income Taxes
	Nine Months Ended September 30,
	2004	2003
Federal statutory rate	35.0%	35.0%
Revaluation of reserve requirements	—	(12.1)
State taxes, net of federal tax benefit	0.7	0.9
Extraterritorial income exclusion	(4.1)	(2.9)
Depletion	(2.8)	(2.1)
Federal income tax settlement	—	(7.2)
Other items, net	(2.3)	(0.3)

Effective income tax rate	26.5%	11.3%

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 2004, were $60.8 million, representing an increase of $25.6 million from $35.2 million at year-end 2003.

In the nine months ended September 30, 2004, cash flows provided from operating activities of $131.2 million, together with approximately $1,051 million of proceeds from borrowings, were used to cover operating activities, purchase a business and assets for $762.4 million, net of cash acquired, repay debt of $325.8 million, fund capital expenditures totaling $37.6 million, pay quarterly dividends to shareholders of $18.0 million, fund $12.8 million of realized euro-denominated hedging losses associated with the acquisition of the Akzo Nobel refinery catalysts business, fund investments in joint ventures and nonmarketable securities of $6.7 million, purchase 27,569 shares of our common stock, and increase cash and cash equivalents by $25.6 million. We anticipate that cash provided from operations in the future and borrowings under our new senior credit agreement will be sufficient to pay our operating expenses, satisfy debt-service obligations, fund capital expenditures and make dividend payments.

The change in our accumulated other comprehensive loss from December 31, 2003, was due primarily to net foreign currency translation adjustments (strengthening of the U.S. dollar versus the euro), net of related deferred taxes.

On July 31, 2004, we completed the acquisition of the Akzo Nobel refinery catalysts business for EUR 615.7 million (approximately $762.2 million at applicable exchange rates) in cash. Following this acquisition, we transferred our existing polyolefin catalysts business from our Polymer Chemicals segment, which we renamed Polymer Additives, to a newly created Catalysts segment, which also includes the assets we acquired from Akzo Nobel.

In connection with the acquisition, we entered into (1) a new senior credit agreement, dated as of July 29, 2004, among Albemarle, Albemarle Catalysts International, L.L.C., a subsidiary of our Company, certain of our subsidiaries as guarantors, the lenders parties thereto, Bank of America, N.A., as Administrative Agent, UBS Securities LLC, as Syndication Agent, and The Bank of New York, Fortis (USA) Finance LLC and SunTrust Bank, as Co-Documentation Agents, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility, and (2) a $450 million 364-day loan agreement, dated as of July 29, 2004, among Albemarle, Albemarle Catalysts International, L.L.C., certain of our subsidiaries as guarantors, the lenders parties thereto, Banc of America Bridge LLC, as Administrative Agent, and UBS Securities LLC, as Syndication Agent. We used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance our then-existing credit agreement and pay related fees and expenses incurred in connection therewith.

Borrowings under our new senior credit agreement and 364-day loan agreement are conditioned upon compliance with the following financial covenants: (a) consolidated fixed charge coverage ratio, as defined, must be greater than or equal to 1.25:1.00 as of the end of any fiscal quarter; (b) consolidated debt to capitalization ratio, as defined, at the end of any fiscal quarter must be less than or equal to 65% (i) prior to the earlier of (A) July 29, 2005 and (B) our first equity issuance subsequent to July 29, 2004, and (ii) thereafter, 60%; (c) consolidated tangible domestic assets, as defined, must be or greater than or equal to $750 million for us to make investments in entities and enterprises that are organized outside the United States; and (d) with the exception of liens specified in our new senior credit agreement and the 364-day loan agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens at any time exceeds 10% of consolidated net worth, as defined in the agreements.

The current portion of our long-term debt amounted to $495.0 million at September 30, 2004, principally reflecting amounts payable on July 28, 2005 under our 364-day loan agreement pursuant to which amounts were borrowed to finance in part the acquisition of the refinery catalysts business. The noncurrent portion of our long-term debt amounted to $458.2 million at September 30, 2004, subsequent to our financing the acquisition of the Akzo Nobel refinery catalysts business, compared to $228.4 million at the end of 2003. Our long-term debt, including the current portion, as a percentage of total capitalization amounted to 59.0% at September 30, 2004.

As of September 30, 2004, we were the guarantor of $36.7 million of outstanding long-term debt on behalf of our joint venture company, Jordan Bromine Company Limited. We were also the guarantor of $0.4 million of outstanding debt at September 30, 2004, on behalf of our joint venture company, Eurecat U.S., Inc. Our long-term debt, including the guarantees, as a percent of total capitalization amounted to 59.9% at September 30, 2004.

Our capital expenditures in the first nine months of 2004 were up by $7.3 million from the nine-month period of 2003. For the year, capital expenditures, including capital expenditures relating to the Akzo Nobel refinery catalysts business since its acquisition, are forecasted to be about 50% greater than the 2003 level. Capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on the Company’s specific cash requirements.

On October 13, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering $700 million of securities. Once the SEC declares it effective, the shelf registration statement will permit us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt. The registration statement also provides for a proposed offering of common stock. We intend to use all of the net proceeds from the offering to retire a corresponding portion of the indebtedness that we incurred under our 364-day loan agreement to finance the refinery catalysts acquisition.

We intend to repay or refinance the remaining borrowings under our 364-day loan agreement before its maturity with borrowings under our senior credit agreement, proceeds from long-term debt or additional bank financings, or a combination of the foregoing. As of September 30, 2004, we had the ability to borrow an additional $347 million under our various credit agreements.

The following table summarizes our contractual obligations at September 30, 2004 for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements.

	4Q 2004	2005	2006	2007	2008	2009	There- after
Take or pay / throughput agreements	$29,389	$67,012	$32,792	$9,063	$7,066	$6,366	$27,372

Additional investment commitment payments	$3,883	$1,020	$790	$790	$30	$30	$210

Capital projects	$13,652	$7,325	$616	$622	$2,525	—	—

Letters of credit and guarantees	$4,162	$31,378	$6,788	$3,146	$3,508	$3,007	$4,772

Total	$51,086	$106,735	$40,986	$13,621	$13,129	$9,403	$32,354

We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying, and expecting to continue to comply, in all material respects with existing environmental laws, regulations, statutes and ordinances applicable to its operations. Such compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or the competitive position of Albemarle.

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party and may be liable for a share of the costs associated with cleaning up various hazardous waste sites.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s interest rate risk, marketable security price risk or raw material price risk from the information provided in the Annual Report on Form 10-K for the year ended December 31, 2003, except as noted below.

Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we now plan to enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

The operations of the Company are exposed to market risk from changes in natural gas prices. The Company purchases natural gas to meet its production requirements. In the second quarter of 2003, the Company began hedging a portion of its 12-month rolling forecast for North American natural gas requirements, by entering into natural gas futures contracts, to help mitigate uncertainty and volatility.

Hedge transactions are executed with a major financial institution by the Company’s purchasing personnel. Such derivatives are held to secure natural gas at fixed prices and not for trading.

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2004, there were unrealized gains of approximately $121 ($77, net of tax). Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have invested significant resources to document and analyze our system of internal controls, and we are continuing our evaluation of such internal controls versus the standards adopted by the Public Company Accounting Oversight Board. In the course of our ongoing evaluation, we have identified certain areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. We believe that our efforts will allow management and our Independent Registered Public Accounting Firm to complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2004 in connection with our annual report for the fiscal year ended December 31, 2004; however, we cannot guarantee such outcome.

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 2, 2004, Albemarle Overseas Development Company, a wholly owned subsidiary of our Company, initiated a Request for Arbitration against Aventis S.A., through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 stock purchase agreement between a predecessor to Albemarle Overseas Development and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, was acquired by Albemarle Overseas Development. The dispute relates to a chemical facility in Thann, France owned by Albemarle PPC. Under the terms of the agreement, we believe that Aventis is obligated to indemnify Albemarle Overseas Development and Albemarle PPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and groundwater contamination at the site in Thann.

Beginning in May 2000, the French government, with respect to the management of pollution risk on the site of active industrial installations, required Albemarle PPC to conduct an environmental risk study of the Thann facility. In June 2002, the French government directed Albemarle PPC to undertake a more detailed risk study of groundwater contamination. The administrative process of the French government is still ongoing as of the present date. Albemarle Overseas Development has demanded indemnification from Aventis for the cost of the studies, but Aventis has refused to pay.

The Request for Arbitration requests indemnification of Albemarle Overseas Development by Aventis for all costs incurred by Albemarle PPC in connection with any environmental claims of the French government for the Albemarle PPC facility and a declaratory judgment as to the liability of Aventis under the agreement for costs to be incurred in the future by Albemarle PPC in connection with such claims.

At this time, it is not possible to predict what the French government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. We believe, however, that we are entitled to be fully indemnified by Aventis for all liabilities arising from this matter but no assurance can be given that we will prevail in this matter. If we do not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

On June 4, 2004, we initiated a petition for breach of contract and declaratory judgment against Amerisure Insurance Company and Amerisure Mutual Insurance Company (f/k/a Michigan Mutual Insurance Company) in the Nineteenth Judicial District Court, Parish of Baton Rouge, Louisiana on the grounds of the defendants’ refusal to honor their respective obligations under certain insurance policies on which we were named an additional insured to reimburse us for certain damages incurred by us in the discontinuance of product support for and the withdrawal from a water treatment venture. This proceeding has been removed to United States District Court for the Middle District of Louisiana and the parties have agreed to non-binding arbitration. We have also initiated formal discussions related to such damages with our primary general commercial liability carrier.

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our general counsel. We also maintain insurance to mitigate certain of such risks.

ITEM 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: November 9, 2004	By:	/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Page Numbers

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	43

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	44

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	45

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	46