Form 10-K
period 2004-12-31
ALBEMARLE CORP
filed 2005-03-14
CIK 915913

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☒     No ☐

Number of shares of common stock outstanding as of March 9, 2005: 46,564,405.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,027,827,831 based on the reported last sale price of common stock on June 30, 2004, the last business day of the registrant’s most recently completed second quarter. In determining this figure, an aggregate of 9,078,579 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., William M. Gottwald, John D. Gottwald and James T. Gottwald and members of their families have been excluded and treated as shares held by affiliates.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

PART I

ITEM 1.	Business Overview

Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia 23219, and our principal operations offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the company” mean Albemarle Corporation and its consolidated subsidiaries.

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including manufacturers of electronics, building and construction materials, automotive parts, packaging, pharmachemicals and agrichemicals and to petroleum refiners.

We and our joint ventures currently operate 38 production facilities, research and development facilities, and administrative and sales offices in North and South America, Europe and Asia and serve more than 3,400 customers in approximately 100 countries.

Acquisition of the Refinery Catalysts Business

On July 31, 2004, we acquired the refinery catalysts business of Akzo Nobel N.V. for approximately $763 million including expenses at applicable exchange rates pursuant to the terms of the International Share and Business Sale Agreement. The sale agreement provides for a working capital adjustment based on the acquired business’ working capital on July 31, 2004, as compared to a baseline working capital previously agreed upon by the parties. In the fourth quarter of 2004, we adjusted the purchase price by approximately $23 million due primarily to a payment to Akzo Nobel as part of the post-closing working capital adjustments. The purchase price allocation is not final at the time of this filing due to working capital and other contractual settlement issues with the seller as well as the establishment of final tangible and intangible asset values under review with third party valuation consultants. However, we do not expect the final purchase price accounting to differ materially from the amounts reported at December 31, 2004. We expect the major elements of the purchase price allocation to be completed in the first quarter of 2005, with the exception of working capital and other contractual issues, which are subject to final negotiation, and settlement procedures pursuant to the terms of the sale agreement.

Under the terms of the sale agreement, we acquired two wholly owned subsidiaries of Akzo Nobel (one in the United States and one in the Netherlands), sales, marketing, intellectual property and other assets used in the acquired business, and 50% interests in three joint ventures: Fábrica Carioca de Catalisadores S.A., a Brazilian joint venture; Nippon Ketjen Co., Ltd., a Japanese joint venture; and Eurecat S.A., a French joint venture (with affiliates in the United States, Saudi Arabia and Italy). As part of the acquisition, we also agreed to assume the liabilities of the two acquired subsidiaries and certain liabilities of Akzo Nobel and its affiliates related to the acquired business. We retained substantially all employees of the acquired business, including all of the incumbent managers. The sale agreement obligates Akzo Nobel to provide certain transition services to us for a period of up to one year following the completion of the acquisition. The cost of these transition services was included in the acquisition purchase price.

Business Segments

Following the refinery catalysts business acquisition, we transferred our existing polyolefin catalysts business from our Polymer Chemicals segment, which we renamed Polymer Additives, to a newly created Catalysts segment, which includes the assets we acquired from Akzo Nobel. Our operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals.

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 19, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 38.

Polymer Additives

Our Polymer Additives segment consists of two product categories: flame retardants and stabilizers and additives.

Flame Retardants. Our flame retardants help materials in a wide variety of finished products meet fire-safety requirements. Some of the products that benefit from our flame retardants include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, foam seating in furniture and automobiles and textiles. We compete in all the major flame retardant markets: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex® and Pyro-Chek®,

Albemarle Corporation and Subsidiaries

our mineral-based flame retardants include products such as Martinal® and Magnifin® and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application. Although bromine products are the most cost-effective option in many applications, some customers require flame retardants that do not contain bromine or chlorine. Accordingly, we acquired the mineral-based and phosphorus-based flame retardants businesses of Martinswerk GmbH and Rhodia S.A.

Stabilizers and Additives. We produce plastic and other additives, such as curatives, antioxidants and stabilizers, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our plastic additives products include curatives for polyurethane and epoxy system polymerization, as well as for ultraviolet curing of various inks and coatings. This business also produces antioxidants and stabilizers to improve the performance integrity of thermoplastic resins.

Our Ethacure® curatives are used in cast elastomers, coatings, reaction injection molding (RIM) and specialty adhesives that are incorporated into products such as wheels, tires and rollers. Our line of Ethanox® antioxidants is used by manufacturers of polyolefins to maintain physical properties during the manufacturing process, including the color of the final product. These antioxidants are found in applications such as slit film, wire and cable, food packaging and pipes.

We also produce antioxidants used in fuels and lubricants. Our line of HiTEC® fuel and lubricant antioxidants are used by refiners and fuel marketers to extend fuel storage life and protect fuel systems, and by oil marketers and lubricant manufacturers to extend the useful life of lubricating oils, fluids and greases used in engines and various types of machinery.

Major Customers

The Polymer Additives segment offers more than 95 product groups to a variety of end-markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, photographic companies and other specialty chemical companies, as well as lubricant manufacturers and refiners.

Sales of polymer additives are growing rapidly in Asia due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the United States, Europe and the Middle East. In addition, we have a joint venture manufacturing site in China.

A number of customers of our Polymer Additives segment manufacture products for cyclical industries, including the consumer electronics, building and construction, and automotive industries. As a result, demand from our customers in such industries is also cyclical. However, because our Polymer Additives products are used in many different industries and for a wide variety of uses, there is little seasonal variation in revenues or earnings, except with respect to certain consumer electronics-related flame retardants.

Competition

The markets served by our Polymer Additives segment are highly competitive. We invest in research and development, product and process improvements and specialized customer services in order to compete effectively in the Polymer Additives marketplace.

Competition also arises from the substitution of different polymers in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which has caused us to expand our product portfolio to include bromine, phosphorus and mineral chemistries that are common in over 80% of end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We have begun to offer our basic products from lower cost sources, and have pursued new blending technology to produce better, more easily processed forms of antioxidant blends.

Our most significant competitors in the brominated flame retardant business are Great Lakes Chemical Corporation and Dead Sea Bromine Group, and our most significant competitor in the phosphorus-based flame retardant business is Ripplewood Holdings LLC. Our major competitors in the mineral-based flame retardants business are Almatis, Kyowa Hakko Kogyo Co., Ltd and Nabaltec GmbH. Our most significant competitor in the plastic additives business is Ciba Specialty Chemicals.

Raw Materials and Significant Supply Contracts

The major raw materials we use in our Polymer Additives operations are bromine, bisphenol-A and phenol, caustic soda, phosphorus oxychloride, aluminum trihydrate, polystyrene, isobutylene and phosphorous derivatives, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to

Albemarle Corporation and Subsidiaries

mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.

The bromine we use in our Polymer Additives segment comes from our brine reserves in Arkansas, which are supported by an active brine rights leasing program. We believe that we have in excess of 40 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Ltd., a joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea.

Our subsidiary, Martinswerk GmbH, has certain contracts that require it to purchase certain minimum annual quantities of aluminum trihydrate from its suppliers. Our annual requirements for aluminum trihydrate currently exceed these minimum purchase requirements. We also entered into a range of phosphorus derivative supply agreements with Rhodia S.A. as part of the acquisition of the Rhodia polyurethane flame retardants business.

Catalysts

Our Catalysts segment includes refinery catalysts and polyolefin catalysts.

Refinery Catalysts. Our two main catalysts product lines are hydroprocessing, or HPC, catalysts, and fluidized catalytic cracking, or FCC, catalysts and additives.

HPC catalysts are primarily used to reduce the quantity of sulfur and other impurities in petroleum products. FCC catalysts assist in the cracking of petroleum streams into derivative, higher-value products such as gasoline, diesel and raw material components. We offer more than 90 different HPC catalysts products and more than 70 different FCC catalysts products to our customers.

Polyolefin Catalysts. We manufacture aluminum- and magnesium-alkyls, which are used as co-catalysts in the production of polyolefins, such as polypropylene and polyethylene used in plastic products, elastomers, alpha olefins, such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. We also produce metallocene/single-site catalysts, which aid in the development and production of new polymers that increase impact strength, clarity and melt characteristics of plastic films. We are continuing to build on our organometallics base, to expand the portfolio of products and capabilities we offer our customers, and to pursue the development and commercialization of polymers based on metallocene/single-site catalysts.

Major Customers

The customers of our Catalysts segment include multinational corporations such as ExxonMobil Corporation, Royal Dutch Petroleum Company and ChevronTexaco Corporation; independent petroleum refining companies such as Valero Energy Corporation and Tesoro Petroleum Corporation; and national petroleum refining companies such as Saudi Aramco Mobil Refinery Company Ltd. and Petróleos Mexicanos.

We estimate that there are currently approximately 455 FCC units being operated globally each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 2,000 HPC units being operated globally each of which typically requires replacement HPC catalysts once every one to three years. We believe that our existing relationships with global petroleum refiners developed by our other business segments present opportunities to grow the market share of our new refinery catalysts business.

Competition

In the Catalysts segment, HPC and FCC catalysts competition is primarily from a select group of major catalysts companies. Our major competitors in the HPC catalysts market are Criterion Catalysts and Technologies and W.R. Grace & Co./Advanced Refining Technologies, and our major competitors in the FCC catalysts market are W.R. Grace & Co. and Engelhard Corporation. Some of the major catalysts companies have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Basell Service Company B.V., Crompton Corporation, Tosoh Corporation, Univation Technologies and W.R. Grace & Co.

We seek to enhance our competitive position by developing product and process improvements and specialized customer services. Through our research and development, we endeavor to develop value-added products and products based on proprietary technologies.

Albemarle Corporation and Subsidiaries

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, molybdenum and cobalt carbonate, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility. For example, molybdenum prices increased more than four-fold in 2004. Our profitability may be reduced if we are unable to pass along such price increases to our customers.

Fine Chemicals

Our Fine Chemicals segment consists of four product categories: performance chemicals; pharmachemicals; agrichemicals; and fine chemistry services and intermediates.

Performance Chemicals. Performance chemicals include products such as elemental bromine, alkyl bromides, inorganic bromides and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, paper manufacturing, water purification, glass manufacturing, photography and various other industrial applications. Other performance chemicals that we produce include tertiary amines for surfactants and biocides and disinfectants and sanitizers, potassium and chlorine-based products used in glass making and various other industrial applications, alkenyl succinic anhydride used in paper-sizing formulations, and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. We sell these products to customers throughout the world for use in personal care products, automotive insulation, foundry bricks and other industrial products.

Pharmachemicals. Our bulk actives, ibuprofen and naproxen, are widely used to provide temporary pain relief and fever reduction. Bulk ibuprofen and naproxen are formulated by pharmaceutical companies for sale in both the prescription and over-the-counter markets. These products compete against other painkillers, including aspirin and acetaminophen. We are one of the largest global producers of ibuprofen. We also produce a range of intermediates used in the manufacture of a variety of over-the-counter and prescription drugs.

Agrichemicals. Our agrichemicals are sold to agrichemical manufacturers and distributors that produce and distribute finished agricultural herbicides, insecticides, fungicides and soil fumigants. Our products include orthoalkylated anilines used in the acetanilide family of pre-emergent herbicides used with corn, soybeans and other crops; methyl bromide, which is used as a soil fumigant; and organophosphorus products, which are used in the manufacture of insecticides. We also manufacture and supply a variety of custom chemical intermediates for the agricultural industry.

In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1991 and related regulation prompted by findings regarding the chemical’s potential to deplete the ozone layer. Methyl bromide is injected into the soil by our customers before planting to eliminate bacteria, soil-born pathogens, nematodes, fungus and weeds. Methyl bromide is used on high-value crops, such as strawberries, tomatoes, melons, peppers and cut flowers.

Current regulations allow us to continue to sell methyl bromide into our current markets through 2005. Current regulations contemplate completion of the phase-out of methyl bromide as a fumigant in the United States, Western Europe and Japan in 2005, although certain aspects of the phase-out have been delayed under implementing regulations in these jurisdictions that permit the use of methyl bromide on a year-to-year basis until a feasible alternative is available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemical products and performance chemicals for the pharmaceutical and agricultural uses described above, our fine chemistry services and intermediates, or FCSI, business offers custom manufacturing, research and chemical scale-up services for downstream chemical and pharmaceutical companies. We cross-sell our fine chemistry services to our existing customers to whom we supply fine chemical products and performance chemicals, while also offering fine chemistry services and intermediates to others in the FCSI markets. We believe that these services position us to support customers in developing their new products, such as new drugs.

Major Customers

The Fine Chemicals segment manufactures more than 120 product groups, which are used in a variety of end-markets. Sales of products and services are mostly to chemical manufacturers and processors, including pharmaceutical, agricultural, drilling, water treatment and photographic companies, and to other specialty chemical companies.

Albemarle Corporation and Subsidiaries

Pricing for many of our fine chemicals is based upon negotiation with customers. The critical factors that affect prices are the level of technology differentiation we provide, the maturity of the product and the level of assistance required to bring a new product through a customer’s developmental process.

Competition

Competition in the Fine Chemicals segment is intense and varies within each of our different product groups. In the bromine-based products groups, we primarily compete with two other integrated global bromine producers, Great Lakes Chemical Corporation and Dead Sea Bromine Group. In the pharmaceutical bulk actives product groups (i.e., ibuprofen and naproxen), we primarily compete with a few major Western competitors, such as BASF Corporation; however, there is increasing competition from Asian sources. We are seeking to differentiate ourselves from our competitors by developing new innovative products, offering cost reductions and enhancing the services that we offer.

Raw Materials

The major raw materials we use in our Fine Chemicals operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

The bromine that we use in our Fine Chemicals segment comes from two primary sources, Arkansas and Jordan. The Arkansas brine reserves are supported by an active brine rights leasing program, where we believe that we have in excess of 40 years of proven bromine reserves. In addition, through our 50% interest in Jordan Bromine Company Ltd., a joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea.

Sales, Marketing and Distribution

We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. We also use more than 50 selected distributors, commissioned sales representatives and specialists in specific market areas, some of which are subsidiaries of large chemical companies.

Research and Development

We believe that in order to maintain our margins and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Through research and development, we continue to seek increased margins by introducing value-added products and processes based on proprietary technologies.

Our research and development efforts support each of our business segments. The focus of research in Polymer Additives is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant research is focused primarily on developing new flame retardants and improving existing flame retardants to meet higher performance requirements required by today’s polymer producers, formulators, and original equipment manufacturers. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.

Catalysts research is focused on the needs of both our refinery catalysts customers and our polyolefin catalysts customers. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the polyolefin area, we are focused primarily on developing catalysts, cocatalysts and finished catalysts systems to polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers.

The primary focus of our Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry.

We spent $31.3 million, $18.4 million and $16.5 million in accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” in 2004, 2003 and 2002, respectively, on research and development. Total research and development department spending was $39.9 million, $29.2 million and $26.4 million in 2004, 2003 and 2002, respectively.

Albemarle Corporation and Subsidiaries

Intellectual Property

Our intellectual property, including our patents, licenses and trademarks, is an important component of our business. As of December 31, 2004, we owned approximately 1,600 active U.S. and foreign patents and had over 1,000 pending U.S. and foreign patent applications. In addition, in connection with the refinery catalysts business acquisition, we obtained 50% interests in three joint ventures, each of which has its own intellectual property portfolio. In addition, we have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act, or OSHA. We also are subject to similar state laws and regulations, and foreign laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees. We maintain an active health, safety and environmental program. We finished 2004 with a record low OHSA recordable injury rate/illness rate of 0.44. Additionally, we set a new record for consecutive days without a recordable injury of 180 days. Over the past 10 years, we have consistently achieved an OSHA recordable injury incidence rate in the top 20% of all chemical companies who are members of the American Chemistry Council.

Our business and our customers also may be subject to significant new regulations under the European Commission’s Registration, Evaluation and Authorization of Chemicals, or REACH, proposal. As proposed, REACH would impose obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, perform chemical safety assessments and obtain pre-market authorization with respect to certain substances of particularly high concern. While it is uncertain whether, when and in what form the REACH proposal will become law, the proposed new regulations would impose significant additional burdens on chemical producers and importers, and, to a lesser extent, downstream users of chemical substances and preparations. Our significant manufacturing presence and sales activities in the European Union would likely require us to incur significant additional compliance costs, including the hiring of additional employees to coordinate the additional reporting requirements, and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand.

Environmental Regulation

We are subject to numerous foreign, federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Ongoing compliance with such laws and regulations is an important consideration for us. Key aspects of our operations are subject to them, and we incur substantial capital and operating costs in our efforts to comply with them.

Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages, or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the United States, and similar foreign and state laws. Our management is actively involved in evaluating environmental matters and, based on information currently available to it, has concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not be material to operations.

We record accruals for environmental matters in accordance with the guidelines of the AICPA Statement of Position 96-1, “Environmental Remediation Liabilities,” when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Future developments, including developments affecting contractual indemnification rights we believe we have as well as contractual or other obligations that we may have, and increasingly stringent environmental laws and regulations could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in ITEM 7. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations on page 26.

Albemarle Corporation and Subsidiaries

Other Recent Acquisitions and Joint Ventures

Over the last five years, we have devoted a significant amount of resources to acquisitions, including the subsequent integration of acquired businesses, and to joint ventures. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. The following is a summary of our acquisitions and joint ventures, other than the acquisition of the refinery catalysts business and related joint ventures, during the last five years:

Effective January 1, 2004, we acquired the business assets, customer lists and other intangibles of Taerim International Corporation for approximately $3 million and formed Albemarle Korea Corporation, which is located in Seoul, South Korea.

On December 2, 2003, we acquired the bromine fine chemicals business of Atofina Chemicals, Inc. for approximately $8.5 million plus the assumption of certain liabilities. The acquisition included Atofina’s production facility in Port de Bouc, France, as well as a long-term supply agreement with Atofina for certain fine chemicals. The acquisition provided us with flexibility in raw material supply and complemented our existing network of bromine-based facilities.

On July 23, 2003, we acquired the phosphorus-based polyurethane flame retardants businesses of Rhodia S.A., which included a production site in Avonmouth in the United Kingdom, and supply contracts for flame retardants and intermediates manufactured at Rhodia’s sites in Charleston, South Carolina, and in Oldbury and Widnes in the United Kingdom. The acquisition purchase price totaled approximately $81 million in cash plus the assumption of certain liabilities.

On January 21, 2003, we acquired NewMarket Corporation’s (formerly Ethyl Corporation’s) fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $27 million in cash plus the assumption of certain liabilities.

On June 28, 2002, we formed a joint venture with Shanghai BoNing Investment Development Co. Ltd and Shanghai Yonghui Science and Technology Co. Ltd, creating the Shanghai Jinhai – Albemarle Polymer Additive Company Limited. We own 30% of this joint venture that manufactures polyolefin catalysts.

On April 1, 2002, Stannica LLC, a joint venture with Atofina was formed. This joint venture, in which we own a 60% interest, supplies organotin intermediates, which are used in polyvinyl chloride and other applications.

On July 1, 2001, we acquired the custom and fine chemicals businesses of ChemFirst Inc. for approximately $79 million in cash plus expenses and the assumption of certain liabilities.

On May 31, 2001, we acquired Martinswerk GmbH for approximately $34 million in cash plus expenses and the assumption of approximately $55 million of liabilities. The assets acquired included Martinswerk’s manufacturing facilities and headquarters in Bergheim, Germany and its 50% stake in Magnifin Magnesiaprodukte GmbH, which has manufacturing facilities at St. Jakobs/Breitenau, Austria.

On June 29, 2000, we acquired from Ferro Corporation the PYRO-CHEK® Flame Retardant business, along with a plant at Port-de-Bouc, France, for a purchase price of approximately $35 million.

On June 7, 2000, we formed a joint venture with Ninghai County Jinhai Chemical and Industry Company Limited creating the Ningbo Jinhai Albemarle Chemical and Industrial Company Limited of which we own 25%. The joint venture manufactures antioxidants and polymer intermediates and other mutually agreed upon fine chemicals for sale in China and for export.

In May 1999, we entered into a joint venture agreement with The Arab Potash Company Limited and Jordan Dead Sea Industries Company Limited to form the Jordan Bromine Company Limited, or JBC. We own 50% of JBC, which manufactures and markets bromine and bromine derivatives from a world-scale complex in Jordan, near the Dead Sea. JBC units near Safi, Jordan produce bromine, tetrabromobisphenol-A flame retardant and calcium bromide.

Employees

As of December 31, 2004, we had approximately 3,700 employees of whom approximately 2,100, or 55%, are employed in the United States, approximately 1,600, or 43%, are employed in Europe, and approximately 80, or 2%, are employed in Asia. Approximately 21% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—Paper, Allied-Industrial, Chemical & Energy Workers International Union, or PACE;

•	Orangeburg, South Carolina—International Brotherhood of Teamsters—Industrial Trades Division; and

Albemarle Corporation and Subsidiaries

•	Pasadena, Texas—PACE; Sheet Metal Workers International Association; United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry; and International Brotherhood of Electrical Workers.

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 10 years. Two of our bargaining agreements expire in 2005 and one expires in 2007.

We have four works councils representing the majority of our European sites—Amsterdam and Amersfoort, the Netherlands; Thann and Port-de-Bouc, France; and Bergheim, Germany—covering approximately 1,400 employees. In addition, we have approximately 70 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that our relationship with these councils and bargaining representatives is generally good.

Available Information

Our internet website address is http://www.albemarle.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation and Nominating and Governance Committees are also available on the our website and are available in print to any shareholder upon request by writing to Investor Relations, 330 South Fourth Street, Richmond, Virginia 23219, or by calling (804) 788-6045.

Item 2.	Properties

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained and effectively used and are adequate to operate our business.

Set forth below is information at December 31, 2004 regarding the production facilities, research and development facilities, and administrative and sales offices operated by us and our joint ventures:

Location	Principal Use	Owned/Leased
Amersfoort, the Netherlands	Administrative and marketing offices	Leased

Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Two facilities; one on leased land

Baton Rouge, Louisiana	Administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Beijing, China	Regional sales and administrative offices	Leased

Dayton, Ohio	Research, product development and small-scale production of fine chemicals	Leased land

Feluy, Belgium	Production of aluminum alkyls	Leased by BP p.l.c. (“BP”) in 1996 under a 99-year lease, but operated for us by BP

Albemarle Corporation and Subsidiaries

Gela, Italy	Catalysts regeneration services	Leased by Eco-Rigen Srl, a joint venture in which Eurecat S.A. indirectly owns 70% and ECONOVA owns 30%. Eurecat S.A. is a joint venture owned 50% by each of IFP Investissements and us

Houston, Texas	Marketing offices	Leased

Jin Shan District, Shanghai, China	Production and marketing of catalysts and related specialty products, by-products and derivatives	Owned by Shanghai Jinhai Albemarle, a joint venture with Shanghai BoNing Investment and Development Company, Ltd, and Shanghai Yonghui Science and Technology Company, Ltd., in which we own a 30% interest

Jubail, Saudi Arabia	Refinery catalysts regeneration and recycling services	Owned by Al-Bilod Catalysts Co. Ltd., a joint venture in which each of Eurecat S.A. and Partenaires Moren Orient owns a 50% interest

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by IFP Investissements and us

Magnolia, Arkansas (South Plant)	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Magnolia, Arkansas (West Plant)	Production of flame retardants and bromine	Owned

Marysville, Arkansas	Production of bromine	Owned

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Co., Ltd., a joint venture owned 50% by each of Sumitomo Metal Mining Co., Ltd. and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Leased by Ningbo Jinhai Albemarle Chemical and Industrial Company Limited, a joint venture with Ninghai County Jinhai Chemical and Industry Company Limited in which we own a 25% interest

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Albemarle Corporation and Subsidiaries

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a corporation in which we directly own a 25% interest, Eurecat S.A., a joint venture in which we own a 50% interest, owns a 65% interest and IFP Investissements, a 50% owner of Eurecat S.A., indirectly owns a 42.5% interest

Port-de-Bouc, France	Production of flame retardants, fine chemicals and bromine	Owned

Richmond, Virginia	Principal executive offices	Leased

Safi, Jordan	Production of bromine and derivatives and flame retardants	Leased by Jordan Bromine Company Ltd., a joint venture owned 50% by each of Arab Potash Company Limited and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A. and us

Seoul, South Korea	Administrative offices	Leased

Shanghai, China	Regional sales and administrative offices	Leased

Singapore	Regional sales and administrative offices	Leased

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin GmbH & Co. KG, a joint venture owned 50% by Radex Heraklith Industriebeteiligung AG and 50% by us

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by Mitsui Chemicals, Inc. and us

Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters	Owned

Thann, France	Production of fine chemicals including pharmaceutical and agrichemical intermediates, photographic intermediates, high-purity caustic potash, potassium carbonate, chlorine and research and development activities	Owned

Tokyo, Japan	Regional sales and administrative offices	Leased

Tokyo, Japan	Administrative offices	Leased by Nippon Ketjen Co., Ltd., a joint venture 50% owned by Sumitomo Metal Mining Co. Ltd. and us

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities	Owned

Albemarle Corporation and Subsidiaries

Item 3.	Legal Proceedings

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

The Request for Arbitration requests indemnification of Albemarle Overseas Development by Aventis for all costs incurred by Albemarle PPC in connection with any environmental claims of the French government for the Albemarle PPC facility and a declaratory judgment as to the liability of Aventis under the agreement for costs to be incurred in the future by Albemarle PPC in connection with such claims. Arbitration related to the question of liability is currently scheduled for June 2005.

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

On June 4, 2004, we initiated a petition for breach of contract and declaratory judgment against Amerisure Insurance Company and Amerisure Mutual Insurance Company (f/k/a Michigan Mutual Insurance Company) in the Nineteenth Judicial District Court, Parish of Baton Rouge, Louisiana on the grounds of the defendants’ refusal to honor their respective obligations under certain insurance policies on which we were named an additional insured to reimburse us for certain damages incurred by us in the discontinuance of product support for and the withdrawal from a water treatment venture. This proceeding has been removed to United States District Court for the Middle District of Louisiana where it is currently pending. We have also initiated formal discussions related to such damages with our primary general commercial liability carrier. No assurance can be given that we will prevail in this matter.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

NONE.

Albemarle Corporation and Subsidiaries

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the New York Stock Exchange, or the NYSE, under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated as reported on the NYSE composite transactions reporting system and the dividends per share declared on our common stock.

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2003
First Quarter	$29.88	$22.10	$0.14
Second Quarter	28.62	23.72	0.14
Third Quarter	29.22	25.99	0.14
Fourth Quarter	30.70	25.63	0.145

2004
First Quarter	$30.75	$27.20	$0.145
Second Quarter	31.85	26.97	0.145
Third Quarter	35.39	29.50	0.145
Fourth Quarter	40.65	32.95	0.15

There were 41,898,201 shares of common stock held by 4,832 shareholders of record as of December 31, 2004.

ITEM 6.	Selected Financial Data

The information for the five years ended December 31, 2004, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the years ended December 31, 2004, 2003 and 2002. On July 31, 2004, we acquired the refinery catalysts business of Akzo Nobel N.V. (“refinery catalysts business”). Following this acquisition, we restated our financial statements to reflect the realignment of our polyolefin catalysts business from our Polymer Chemicals segment, which we renamed Polymer Additives, to our new Catalysts operating segment. The Polymer Additives and Catalysts operating segment data herein are recast for net sales, operating profit and identifiable assets for each of the years ended December 31, 2003 and 2002 to reflect the realignment. After the realignment, the Polymer Additives operating segment is comprised of the flame retardants and stabilizers and additives product areas. The Catalysts operating segment is comprised of the refinery catalysts and polyolefin catalysts product areas. The Fine Chemicals operating segment is comprised of the performance chemicals, pharmachemicals, agrichemicals, and fine chemistry services and intermediates product areas. In addition, we restated our financial statements for the year ended December 31, 2002 to move the recognition of revenue of a fourth-quarter 2002 transaction from December 31, 2002 results to the first quarter and second quarter of 2003. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 23.

Forward-looking Statements

Some of the information presented in this Form 10-K, including the documents incorporated by reference, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our

Albemarle Corporation and Subsidiaries

current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	increases in the cost of raw materials and energy, and our inability to pass through such increases;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and regulations;

•	the occurrence of claims or litigation;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the integration of the refinery catalysts business into our operations;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in interest rates, to the extent they (1) affect our ability to raise capital or increase our cost of funds, (2) have an impact on the overall performance of our pension fund investments and (3) increase our pension expense and funding obligations; and

•	the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission, or the SEC.

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including manufacturers of consumer electronics, building and construction materials, automotive parts, packaging, pharmachemicals and agrichemicals, and petroleum refiners. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

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

Acquisition of the Refinery Catalysts Business

On July 31, 2004, we acquired the refinery catalysts business of Akzo Nobel N.V. for approximately $763 million including expenses at applicable exchange rates. In the fourth quarter of 2004, we adjusted the purchase price by approximately $23 million due primarily to a payment to Akzo Nobel as part of the post-closing working capital adjustments. We believe that this acquisition significantly enhances our business by giving us a strong new operating segment. Following this acquisition, we transferred our

Albemarle Corporation and Subsidiaries

existing polyolefin catalysts business from our Polymer Chemicals segment, which we renamed Polymer Additives, to a newly created Catalysts segment, which also includes the assets we acquired from Akzo Nobel. Our operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals.

Under the terms of the sale agreement, we acquired two wholly owned subsidiaries of Akzo Nobel (one in the United States and one in the Netherlands), sales, marketing, intellectual property and other assets used in the acquired business, and 50% interests in three different joint ventures: Fábrica Carioca de Catalisadores S.A., a Brazilian joint venture; Nippon Ketjen Co., Ltd., a Japanese joint venture; and Eurecat S.A., a French joint venture (with affiliates in the United States, Saudi Arabia and Italy). As part of the acquisition, we also agreed to assume the liabilities of the two acquired subsidiaries and certain liabilities of Akzo Nobel and its affiliates related to the acquired business. We retained substantially all employees of the acquired business, including all of the incumbent managers.

The sale agreement provides for a working capital adjustment based on the acquired business’ working capital on July 31, 2004, as compared to a baseline working capital previously agreed upon by the parties. In the fourth quarter of 2004, we adjusted the purchase price by approximately $23 million due primarily to a payment to Akzo Nobel as part of the post-closing working capital adjustments. The purchase price allocation is not final at the time of this filing due to working capital and other contractual settlement issues with the seller as well as the establishment of final tangible and intangible asset values under review with third party valuation consultants. However, we do not expect the final purchase price accounting to differ materially from the amounts reported at December 31, 2004. We expect the major elements of the purchase price allocation to be completed in the first quarter of 2005, with the exception of working capital and other contractual issues, which are subject to final negotiation, and settlement procedures pursuant to the terms of the sale agreement.

In connection with the acquisition, we entered into (1) a new senior credit agreement, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility, and (2) a $450 million 364-day loan agreement. We used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance our then-existing credit agreement and pay related fees and expenses incurred in connection therewith.

Public Offerings of Common Stock and Senior Notes

On January 14, 2005, we announced concurrent public offerings of 4,488,420 shares of its common stock and $325 million of senior notes. The common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by the Company’s underwriters, totaled 5,061,420 shares, of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family. We did not receive any proceeds from the sale of these shares by the selling shareholders. Both offerings closed on January 20, 2005 with a common stock sale price of $34.00 per share and the sale of $325 million aggregate principal amount of senior notes in the senior notes offering at the public offering price of 99.897% of par. We used the net proceeds from both offerings of $469.8 million to repay the $450 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business.

Outlook

The 2004 refinery catalysts business acquisition was a significant event in our ten-year history. The refinery catalysts business adds a number of foundation technologies to our portfolio, including HPC catalysts and FCC catalysts, as well as new products targeting the fast growing clean fuels catalysts market. We expect that sales from innovative products such as these will contribute to our ability to turnover our portfolio of sales from new products roughly every five years.

In 2005, successful execution of our price increase strategies across the majority of our businesses will remain a key focus. We expect continued pressure from raw material costs in 2005, particularly in bisphenol-A, ethylene, olefins, chlorine and caustic and metals, including molybdenum, nickel and cobalt. Based upon the full year 2005 forecast, we expect that our raw materials costs will increase approximately $40 to $50 million compared to 2004. Business fundamentals are strong which should lead to solid cash flow and strong earnings, with increases due in part to our success in increasing prices during the last half of 2004. However, we are closely watching leading indicators in the electronics market for signs of a slowdown, which could impact the extent of margin recovery.

In 2002, we launched a three-year, $50 million manufacturing cost reduction program to reduce our fixed cost base. As of fourth- quarter 2004, we achieved an annual run rate on savings equivalent to $37 million. This program is being expanded to include our newly acquired facilities.

Albemarle Corporation and Subsidiaries

With the successful completion of the common stock and notes offerings in January 2005, we substantially reduced our debt to capital rate and set interest costs by repaying the $450 million 364-day loan. At year’s end, our debt to capital rate was approximately 57%, and after the common stock and notes offerings, our debt to equity ratio has been reduced to approximately 50%. We intend to use future free cash flow to continue to reduce debt, targeting a 45% debt to capital rate over the next twelve months. We will continue to drive our business to generate cash and to further strengthen the balance sheet.

On December 16, 2004, BP announced that it will close its linear alpha olefins plant in Pasadena, Texas by the end of December 2005. According to BP, effective February 28, 2006, it will terminate certain operating and service agreements pursuant to which we provide operating and support services and certain utilities to BP and BP provides operating and support services and certain utilities to us at our facilities in Pasadena, Texas. For the year ended December 31, 2004, these agreements resulted in net payments to us from BP of approximately $27,264. We are currently negotiating with BP regarding the terms of the termination. In addition, we are working internally to develop a plan to mitigate the impact of the termination of these agreements.

Polymer Additives

Polymer Additives experienced the eighth straight quarter of record net sales as a result of continued strong demand in our key markets, with an average growth of approximately 6% per quarter. Our critical areas of focus will be in driving operating margin improvement, executing development business growth plans in China, increasing global flame retardant advocacy, and continuing success in our new product development portfolio. Unless market demand materially declines, we expect to continue our four-year growth trend with year-over-year increases in 2005.

Catalysts

During 2005 we expect to realize underlying growth in shipments of refinery catalysts and will continue our efforts to improve margins to offset increased raw material cost. FCC catalysts volumes are expected to experience some temporary softening in early 2005 due to seasonal refinery turnarounds, but we may begin to see an impact in the first quarter from our announced price increases. We are seeing good demand for HPC catalysts in the first quarter, despite the higher prices resulting from raw material inflation. There are early indications that prices for molybdenum, a key raw material, may stabilize. As we combine our current polyolefin catalysts business with the acquired refinery catalysts business, we forecast that the Catalysts segment will add more than 35% to our legacy net sales level on an annual basis in 2005.

The major global petroleum refineries continue to prepare for stricter fuel specifications, including the upcoming on-road, diesel sulfur specifications that will be implemented in 2006. These stricter specifications are leading to new capital expenditures by petroleum refineries to expand hydroprocessing capability while increasing overall demand for high performance catalysts. The recently announced opening of a specialty zeolite facility in our Pasadena, Texas complex, which produces a full range of hydrotreating and FCC additives, will allow us to utilize an innovative new process to address the increasing demand for additives that enhance light olefins production and the growing use of gasoline post-treatment for sulfur reduction.

Fine Chemicals

During 2005, we expect to see increasingly high asset utilizations and margin improvement in the bromine products area. Critical areas of focus in this segment will continue to be fueling new product growth in life sciences and maximizing our long-term bromine franchise value. New product sales increased 14% in 2004 and we expect this trend to continue in 2005. The impact of exiting the detergent zeolite business is now fully behind us.

In the fourth quarter of 2004, we completed construction of a new chlorine production unit as part of our Jordan Bromine Company (JBC) joint venture bromine production plant. This facility, which is expected to have an annual capacity of approximately 25,000 metric tons, should serve to lower raw materials costs and contribute to improved profitability for the venture in 2005.

Albemarle Corporation and Subsidiaries

Results of Operations

Net Sales. Net sales by operating segments for each of the three years ended December 31, were as follows:

	Net Sales
	2004	2003	2002
	(In thousands)
Polymer Additives	$726,275	$547,461	$460,208
Catalysts	283,394	82,959	92,436
Fine Chemicals	504,068	479,817	455,274

Segment totals	$1,513,737	$1,110,237	$1,007,918

Net sales for 2004 were $1,513.7 million, up $403.5 million (36.3%) from net sales of $1,110.2 million from 2003. Polymer Additives’ net sales in 2004 increased $178.8 million (32.7%) due to higher shipments ($109.9 million) and pricing ($3.9 million) in flame retardants, higher shipments ($29.6 million) and pricing ($11.2 million) in stabilizers and additives and the favorable impact of foreign exchange ($21.6 million). Catalysts’ net sales in 2004 were $283.4 million, up $200.4 million (241.6%) primarily due to the acquisition of the refinery catalysts business. Fine Chemicals’ net sales were $504.1 million, up $24.3 million (5.1%) due to the favorable impact of foreign exchange ($18.8 million), higher shipments ($15.6 million) and prices ($6.4 million) in fine chemistry services and intermediates, higher shipments in bulk active pharmaceuticals ($12.5 million), higher shipments ($12.2 million) and pricing ($1.9 million) in bromine and derivatives and higher shipments in agricultural actives ($3.4 million). The increase in Fine Chemicals’ net sales was partially offset by the impact of our exit from the zeolite business ($34.1 million) in early 2004, unfavorable pricing in bulk active pharmaceuticals ($10.5 million) and unfavorable product mix in performance chemicals ($2.2 million).

Net sales for 2003 were $1,110.2 million, up $102.3 million (10.2%) from net sales of $1,007.9 million in 2002. Polymer Additives’ net sales in 2003 increased $87.3 million (19%) due to the favorable impact of foreign exchange ($28.1 million), the addition of our acquisitions ($54.9 million) and higher shipments in flame retardants ($13.5 million). The increase was partially offset by lower shipments ($3.6 million) and pricing ($3.1 million) in stabilizers and additives and lower pricing in flame retardants ($2.4 million). Catalysts’ net sales in 2003 were down $9.5 million (10.3%) due to lower shipments ($18.3 million), offset in part, by higher prices ($6.3 million) and the favorable impact of foreign exchange ($2.5 million). Fine Chemicals’ net sales for 2003 increased $24.5 million (5.4%) due to the favorable impact of foreign exchange ($26.0 million), higher shipments in agricultural chemicals ($8.2 million) and fine chemistry services and intermediates ($6.1 million) and the addition of our acquisition of Atofina’s bromine fine chemicals business ($1.9 million). The increase was partially offset by unfavorable product mix ($3.7 million) and pricing ($3.0 million) in performance chemicals, lower shipments ($6.3 million) and unfavorable pricing ($0.8 million) in bulk active pharmaceuticals, as well as unfavorable pricing in fine chemistry services and intermediates ($3.6 million).

Operating Costs and Expenses. Cost of goods sold in 2004 increased $343.1 million (39.4%) from 2003, due to operating costs associated with higher sales volumes in 2004 and the acquisition of the refinery catalysts business, which was completed on July 31, 2004, including $13.4 million of step-up related inventory costs. Additionally, the increase in cost of sales for our legacy business was impacted due to the unfavorable effects of raw materials and energy costs of $38.8 million, the unfavorable impact of foreign exchange of $35.9 million, the establishment of a $3.4 million valuation reserve for the potential recoverability of an insurance claim regarding the discontinuance of product support for, and the withdrawal from, a water treatment venture, as well as our exit from the detergent zeolite business. The increase in cost of sales was partially offset by a $6.9 million insurance settlement from a former insurer relating to certain payments made by us in connection with insurance coverage for the period 1950 through 2000. Gross profit margin decreased approximately 170 basis points to 19.7% in 2004 from 21.5% in 2003. Excluding the $13.4 million acquisition-related charges described above, our gross profit margin for 2004 decreased approximately 85 basis points to 20.6%.

Cost of goods sold in 2003 increased $96.3 million (12.4%) from 2002. The increase was primarily due to operating costs associated with our 2003 acquisition of Atofina’s bromine fine chemicals business, Rhodia’s phosphorus-based polyurethane flame retardants business and Ethyl’s fuel and lubricant antioxidants working capital, patents, and other intellectual property (collectively “2003 acquisitions”), the unfavorable impact of foreign exchange of $12.7 million as well as the effects of raw material and energy costs of $24.0 million. This increase was partially offset by the absence of a $2.6 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in 2002. The gross profit margin decreased approximately 160 basis points to 21.5% for 2003 from 23.1% in 2002. Overall, our average 2003 raw material costs were significantly higher, increasing by $16.0 million from 2002. Energy costs in 2003 were $8.0 million higher than in 2002.

Albemarle Corporation and Subsidiaries

Selling, general and administrative, or SG&A, and research and development, or R&D, in 2004 increased $53.4 million (39.3%) from 2003 primarily due to higher SG&A and R&D costs related to acquisitions ($29.4 million, including $9.7 million of additional R&D), higher employee incentive related costs ($14.2 million), the unfavorable impact of foreign exchange ($3.0 million), higher R&D costs ($3.2 million) as well as higher outside legal costs ($0.8 million), offset, in part, by the benefits of cost reduction efforts and a voluntary separation program implemented in the third quarter of 2003 and first quarter of 2004. SG&A combined with R&D in 2003 increased $7.5 million (5.8%) from 2002 primarily due to the unfavorable impact of foreign exchange ($4.4 million), lower pension income ($2.7 million), higher outside services approximating $3.0 million and higher Statement of Financial Accounting Standards (“FAS”) No. 2 research and development costs ($1.9 million) partially offset by lower employee incentive costs ($2.8 million) and our overall cost reduction efforts. As a percentage of net sales, SG&A and R&D were 12.5% in 2004 versus 12.2% in 2003 and 12.7% in 2002.

The 2004 period also included a $4.8 million charge consisting of layoffs of 53 employees at the zeolite facility amounting to $3.4 million and related SFAS No. 88 curtailment charges of $0.9 million as well as costs associated with the cleanup of the zeolite facility in Pasadena, Texas ($0.5 million). Additionally, the 2004 period includes $3.0 million of purchased in-process R&D charges associated with our acquisition of the refinery catalysts business. The 2003 period included a $7.5 million charge related to a voluntary severance program offered to certain domestic salaried employees as well as a SFAS No. 144 charge for real estate held for sale, totaling $2.5 million. The 2002 period included a charge of $1.6 million related to an involuntary separation program that affected 18 salaried employees.

Operating Profit. Operating profit by operating segments for each of the three years ended December 31, was as follows:

	Operating Profit
	2004	2003	2002
	(In thousands)
Polymer Additives	$84,108	$58,527	$56,325
Catalysts	15,254	12,305	9,030
Fine Chemicals	38,697	48,526	59,975
Corporate and Other Expenses	(35,978)	(26,534)	(22,511)

Totals	$102,081	$92,824	$102,819

Operating profit in 2004 included a $13.4 million charge for the step-up of inventory costs and $3 million in purchased in-process R&D charges associated with our acquisition of the refinery catalysts business, and a $4.8 million charge consisting of layoffs of 53 employees at the detergent zeolite facility amounting to $3.4 million, related SFAS No. 88 curtailment charges of $0.9 million and costs associated with the cleanup of the zeolite facility in Pasadena, Texas ($0.5 million). Operating profit for 2004, which also included the establishment of a $3.4 million valuation reserve for the potential recoverability of an insurance receivable that was partially offset by a $6.9 million insurance settlement, increased $9.3 million (10%) from 2003, which included special item charges as outlined below of $10 million. Excluding the effects of special items in both periods, operating profit in 2004 increased $16.9 million, or 16.4% from 2003.

Our operating profit in 2003, including a $7.5 million voluntary separation charge and a $2.5 million impairment charge relating to real estate held for sale, decreased $10.0 million (9.7%) from 2002. Higher raw material and energy costs were significant contributors to this decrease. The decrease was partially offset by the favorable net effects of foreign exchange, the impact of our 2003 acquisitions and the absence of a $2.6 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in 2002.

Polymer Additives’ operating profit for 2004 increased $25.6 million or 43.7% from 2003. This increase includes allocations of special items attributable to an insurance settlement of $3.6 million in the third quarter 2004 and the absence of a $2.9 million charge related to a voluntary severance program in 2003. Excluding the special items, operating profit for 2004 increased $19.1 million, or 31%, from 2003 primarily due to higher shipments ($15.4 million) and pricing ($3.9 million) in flame retardants, higher shipments ($9.4 million) and pricing ($11.2 million) in stabilizers and additives, improved plant costs and utilization ($8.1 million) and the overall favorable net effects of foreign exchange movements ($5.1 million), offset, in part, by unfavorable raw material costs ($27.3 million) and higher SG&A costs related to our 2004 acquisition of the business assets, customer lists and other intangibles of Taerim International Corporation in Korea ($2.2 million).

        Polymer Additives’ operating profit for 2003, including a $2.9 million allocation charge related to a voluntary severance program, increased $2.2 million (3.9%) from 2002. Excluding the above charge, 2003 operating profit increased $5.1 million primarily due to the favorable net effects of foreign exchange ($9.4 million), the favorable impact of our acquisitions ($9.8 million), lower production

Albemarle Corporation and Subsidiaries

costs ($2.5 million) offset, in part, by higher raw material and energy costs ($7.9 million), lower prices ($5.6 million) and lower shipments in stabilizers and additives ($2.0 million) and flame retardants ($1.0 million).

Catalysts’ 2004 segment operating profit increased $2.9 million (24%) from 2003. The 2004 period includes purchase price adjustments for the step-up accounting values assigned to the acquired refinery catalysts business inventory ($13.4 million) and the write-off of purchased in-process R&D charges associated with the acquisition ($3.0 million). Excluding these adjustments, Catalysts’ segment operating profit for the 2004 period increased $19.4 million or 157.4% from 2003 primarily due to the impact of the refinery catalysts business acquisition.

Catalysts’ operating profit for 2003 increased $3.3 million (36.3%) from 2002 primarily due to higher prices ($6.3 million), a 2002 period reclassification from corporate and other expenses ($2.0 million), lower R&D and production costs ($1.4 million) and the favorable net effects of foreign exchange ($1.0 million) offset, in part, by lower shipments ($5.2 million) and higher raw material and energy costs ($2.2 million).

Fine Chemicals’ segment operating profit for 2004 decreased $9.8 million (20.3%) from 2003. The decrease included special item charges of $3.4 million that resulted from the layoff of 53 employees at the zeolite facility and the related SFAS No. 88 pension curtailment charge ($0.9 million), $0.5 million for cleanup of the zeolite facility as well as a $3.4 million charge relating to the establishment of a valuation reserve for the potential recoverability of an insurance receivable partially offset by an insurance settlement of $3.3 million and the absence of a $1.8 million charge related to a voluntary severance program in 2003. Excluding the special items, 2004 segment operating profit decreased $6.8 million (13.4%) from 2003 primarily due to unfavorable manufacturing costs ($18.3 million), lower volumes ($5.7 million) and unfavorable product mix in performance chemicals (offset, in part, by increased pricing ($2.7 million)) and higher raw material cost ($4.4 million) across the segment. This decrease was partially offset by higher shipments ($6.8 million) and higher prices ($6.4 million) and improved plant utilization in fine chemistry services and intermediates, higher shipments ($3.4 million) in agricultural actives and a lower allocation of corporate SG&A ($2.4 million) in 2004.

Fine Chemicals’ operating profit for 2003, including a $1.8 million allocation charge related to a voluntary severance program, decreased $11.4 million (19.1%) from 2002. Excluding the above charge, 2003 operating profit decreased $9.6 million (16.1%) primarily due to higher raw material and energy costs ($13.9 million), unfavorable manufacturing costs ($7.8 million), lower prices ($3.0 million) and unfavorable product mix ($2.5 million) in performance chemicals, and lower prices in fine chemistry services and intermediates ($3.6 million) as well as bulk active pharmaceuticals ($0.8 million). This decrease was partially offset by higher shipments in fine chemistry services and intermediates ($7.4 million), agricultural chemicals ($5.7 million), and bulk active pharmaceuticals ($3.0 million), the absence of a $2.6 million charge to costs of sales related to the discontinuance and withdrawal from a water treatment venture in 2002 and the favorable net effects of foreign exchange ($3.1 million).

Corporate and other expenses for 2004 increased $9.4 million (35.6%) from 2003 due to higher employee incentive costs ($14.2 million) offset by the impact of the absence of 2003 charges associated with the corporate allocation of a voluntary severance program ($2.8 million) and an impairment charge on real estate held for sale ($2.5 million). Corporate and other expenses for 2003 increased $4.0 million (17.9%) from 2002, primarily due to the following adjustments (see table below) recorded in the respective periods. Excluding the adjustments, corporate and other expenses were down approximately $1.7 million in 2003 due primarily to lower employee incentive costs and our overall cost reduction efforts.

	Corporate and Other Expenses
	2004	2003	2002
	(In thousands)
Expenses for the years ended December 31	$35,978	$26,534	$22,511
Voluntary severance program in 2003	—	(2,758)	—
Impairment charge on real estate held for sale	—	(2,546)	—
Reclassification of bad debt reserve to catalysts segment	—	—	2,000
2002 workforce reduction	—	—	(1,550)

Totals excluding special adjustments	$35,978	$21,230	$22,961

Interest and Financing Expenses. Interest and financing expenses for 2004 increased $12 million from $5.4 million in 2003 due to higher average debt outstanding in 2004 relating to the acquisition of the refinery catalysts business. Interest and financing expenses for 2003 increased $0.3 million from $5.1 million in 2002 due primarily to higher commitment fees under our then-existing credit agreement, offset, in part, by lower average interest rates on higher average outstanding long-term debt.

Albemarle Corporation and Subsidiaries

Equity in Net Income (Losses) of Unconsolidated Investments. Equity in unconsolidated investments for 2004 amounted to gain of $4.4 million, up $5.2 million from the 2003 period due to the addition of unconsolidated investments from the acquisition of the refinery catalysts business ($2.7 million) as well as improved results from continuing unconsolidated investments. Equity in unconsolidated investments for 2003 amounted to a loss of $0.8 million down $0.4 million from 2002. See Note 1, “Summary of Significant Accounting Policies—Investments” of the notes to our consolidated financial statements.

Other (Expense) Income, Net Including Minority Interest. Other (expense) income, net including minority interest for 2004 amounted to ($17.3) million, a decrease of $18.7 million from 2003. The decrease is primarily attributable to euro-denominated hedging losses associated with the acquisition of the refinery catalysts business in 2004 ($12.8 million) and the absence of $2.7 million of interest income from an Internal Revenue Service (“IRS”) income tax settlement in 2003 and the increase of $2.5 million in minority interest in Stannica LLC, our majority-owned subsidiary, from $2.6 million in 2003. Other (expense) income, net including minority interest for 2003 amounted to $1.4 million, a decrease of $3.2 million from 2002 primarily due to the absence of a one-time incentive ($2.4 million) and a gain on the sale of a marketable security ($1.0 million), offset, in part, by an increase in interest on income tax settlements ($0.7 million) in 2003 versus 2002.

Income Taxes. Income taxes for 2004 increased $3.1 million from 2003, while income taxes in 2003 decreased $14.2 million from 2002. Income taxes for 2004 benefited from $1.4 million related to the reversal of certain income tax reserves and the net favorable effect of $1.1 million in adjustments associated with the reconciliation of certain tax accounts. Income taxes for 2003 included the favorable benefit of $7.5 million related to the revaluation of reserve requirements as the IRS closed audits related to tax years 1998 and 1999 as well as the impact of an income tax settlement with the IRS related to tax years 1996 and 1997 received in the amount of $4.5 million. Income taxes in 2002 included an income tax settlement in the amount of $2.5 million. The effective tax rate for 2004 was 23.7% versus 15.8% in 2003, which was down from 27.8% in 2002. Below is an explanation of the changes in effective income tax rates for the applicable years.

	% of Income Before Income Taxes
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Foreign sales corporation/Extraterritorial income tax benefit	(3.0)	(2.7)	(2.7)
State taxes, net of federal tax benefit	0.5	0.9	0.9
Depletion	(2.6)	(2.0)	(1.8)
Revaluation of reserve requirements	(2.0)	(8.5)	—
Adjustment of tax accounts	(1.6)	—	—
Export benefit adjustment & IRS tax settlement	—	(5.1)	(2.5)
Other items, net	(2.6)	(1.8)	(1.1)

Effective income tax rate	23.7%	15.8%	27.8%

Summary of Critical Accounting Policies

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be significant in the preparation of the financial statements.

Allowance for Doubtful Accounts. We estimate losses for uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables. We also provide for claims receivables that are subject to legal proceedings.

Depreciation. Book depreciation is estimated based upon internal engineering studies, which are conducted periodically. Engineering and manufacturing, with the advice of specific product management, review each project to make sure that assets to be capitalized are depreciated based upon the estimated product life and/or individual asset life, whichever is less.

Inventory Obsolescence. Inventories are viewed on a quarterly basis to determine age, movement and turnover. Reserves are setup periodically based upon estimates to adjust inventory values in line with their net realizable value.

Albemarle Corporation and Subsidiaries

Recovery of Long-Lived Assets. We evaluate the recovery of our long-lived assets on a segment basis by periodically analyzing our operating results and considering significant events or changes in the business environment.

Acquisition Accounting. We estimate the fair value of assets and liabilities when allocating the purchase price of an acquisition.

Income Taxes. We assume the deductibility of certain costs in our income tax filings and estimate the future recovery of deferred tax assets.

Legal Accruals. We estimate the amount of potential exposure and anticipated cost to defend that we may incur with respect to litigation, claims and assessments.

Performance and Life Cycle Guarantees. We provide customers certain performance guarantees and life cycle guarantees. These guarantees entitle the customer to claim compensation if the product does not conform to performance standards originally agreed upon. Performance guarantees relate to minimum technical specifications that products produced with the delivered catalysts must meet, such as yield and product quality. Life cycle guarantees relate to minimum periods for which performance of the delivered catalysts is guaranteed. When either performance guarantees or life cycle guarantees are contractually agreed upon, an assessment of the appropriate revenue recognition treatment is evaluated.

Environmental Remediation Liabilities. We estimate and accrue the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (1) the scope of our contribution to the environmental matter, (2) the scope of the anticipated remediation and monitoring plan, and (3) the extent of other parties’ share of responsibility.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of our sales are sold free on board (FOB) shipping point or on an equivalent basis, other transactions are based upon specific contractual arrangements. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

Claims Receivable

We record receivables for non-trade claims on a case-by-case basis whenever management deems that the claim for recovery is probable. Recording of such receivables is preceded by the gathering and evaluation of factually supportable evidence and conditions surrounding the claim, and is generally based on application of specific contractual terms with third parties from which the claim arises. In accordance with U.S. GAAP, we evaluate these receivables for collectibility on a regular basis, and we record provisions for uncollectible amounts when subsequent conditions indicate that collection of all or part of the receivable is not probable.

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

•	Discount Rate—The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.

•	Expected Return on Plan Assets—We project the future return on plan assets based principally on prior performance. These projected returns reduce the net benefit costs recorded currently.

Albemarle Corporation and Subsidiaries

•	Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita of Covered Health Care Benefits—We project the expected increases in the cost of covered health care benefits.

During 2004, we made changes to the assumptions related to the discount rate, the rate of compensation increase (for salary related plans) and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, specifically high quality bonds (Moody’s Aa corporate bond rate). At December 31, 2004, the weighted-average discount rate was reduced for the plans from 6.08% to 5.49% as a result of decreased yields for long-term high quality bonds

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2004, the weighted-average expected rate of return on pension plan assets was reduced from 8.73% to 8.35% and there was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2004 and 2003, the assumed weighted-average rate of compensation increase was 2.53% and 2.54%, respectively, for the plans.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2004, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was decreased. The assumed health care cost trend rate for 2004 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%. The assumed health care cost trend rate for 2003 for pre-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 12% per year, dropping by 1% per year to an ultimate rate of 6%. The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 2% per year.

Income Taxes

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes, using the liability or balance sheet method. Such temporary differences result primarily from differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We are subject to periodic audit of our income tax returns by tax authorities. In the United States, the IRS has completed a review of our income tax returns through the year 1999. For the years after 1999, the our income tax returns are either under review or could be subject to review by the IRS.

In connection with our ongoing evaluation of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, at December 31, 2004, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Net adjustments to reflect the reviews resulted in an increase in our net income of approximately $1.1 million for the year ended December 31, 2004. Additionally, we determined non-profit and loss-related differences in our taxable income calculations for certain of our past income tax returns relating mainly to depreciation adjustments recorded for purposes of determining taxable income. These differences, which amounted to approximately $9.4 million in deferred income tax liabilities as of December 31, 2004, were apportioned between current income tax payable (approximately $3.5 million) and deferred income tax liabilities. We believe that the increase in our net income of approximately $1.1 million and this reclassification entry has had an immaterial impact on our reported financial position.

Investments

We have investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of our investments are in joint ventures. Since we have the ability to exercise significant influence over the operating and financial policies of

Albemarle Corporation and Subsidiaries

these joint ventures, they are accounted for using the equity method of accounting. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our shares of the investee’s earnings (losses) are included in the consolidated statement of income as “equity in unconsolidated investments.” Investments in marketable securities are accounted for as both available-for-sale securities with changes in fair value included in “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets and trading equities that are marked-to-market on a monthly basis through the consolidated statement of income. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

Internal Control Over Financial Reporting

Section 404 of the Sarbanes Oxley Act of 2002 (“SOX 404”) requires that we make an assertion as to the effectiveness of our internal control over financial reporting beginning with our 2004 Annual Report on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, must attest to management’s assertion and provide its assessment on the effectiveness of internal control over financial reporting. In order to make our assertion, we were required to identify material financial and operational processes, document internal controls supporting the financial reporting process and evaluate the design and effectiveness of these controls. See “Report of Independent Registered Public Accounting Firm” in Part I, Item 8 and “Management’s Report on Internal Control Over Financial Reporting” Part I, Item 9A.

We began preparing for our SOX 404 initiative prior to January 1, 2004. We formed a SOX 404 team to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business groups and corporate staff involved in the initiative and assist in the assessment of internal control over financial reporting. We formed a Steering Committee, comprised of personnel from Finance and Alliances Services, to set uniform guiding principles and policies, review the progress of the initiative, direct the efforts of the SOX 404 Team and update the Audit Committee of the Board of Directors on an ongoing basis. We also retained an accounting firm other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

The SOX 404 effort involved many of our employees around the world, including participation by the business areas and Alliance Services. We viewed this evaluation of our internal control over financial reporting as more than a regulatory exercise—it was an opportunity to assess critically the financial control environment and make it even stronger. We incurred initial costs associated with our SOX 404 initiative in 2004 and expect to incur costs in the future, particularly as we coordinate the SOX 404 evaluation with other regulatory requirements to review and evaluate the control environment.

Management excluded the refinery catalysts business acquired from Akzo Nobel N.V. from its assessment of internal control over financial reporting as of December 31, 2004, because such business was acquired on July 31, 2004 by us in a material purchase business combination. The refinery catalysts business’ total assets and total revenues represent approximately 24% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Financial Condition and Liquidity

Cash and cash equivalents at December 31, 2004 were $46.4 million, up $11.2 million from $35.2 million at year-end 2003.

Cash flows provided from operating activities, which rose for the third straight year, of $191.6 million, together with approximately $1.06 billion of proceeds from borrowings and $11.9 million of proceeds from the exercise of stock options, were used to cover operating activities, make acquisitions totaling $785.2 million, net of cash acquired, repay debt of $341.4 million, fund capital expenditures totaling $57.7 million, pay quarterly dividends to shareholders of $25.3 million, fund $12.8 million of realized euro-denominated hedging losses and pay $8.2 million of financing costs associated with the acquisition of the refinery catalysts business, fund investments amounting to $12.9 million, purchase 27,569 shares of our common stock, and increase cash and cash equivalents by $11.2 million.

Cash and cash equivalents at December 31, 2003 were $35.2 million, down $12.6 million from $47.8 million at year-end 2002.

For 2003, cash flows provided from operating activities of $150.1 million and, together with $119.6 million of proceeds from borrowings from credit agreements, $4.4 million of proceeds from the liquidation of a nonmarketable security, and $12.6 million of existing cash and cash equivalents, were used to cover operating activities in 2003, make three acquisitions totaling $117.8 million (see “Other Recent Acquisitions and Joint Ventures” on page 8 for details of the acquisitions), repay debt of $83.7 million, fund capital expenditures and investments in joint ventures and nonmarketable securities of $41.1 million and $12.0 million, respectively,

Albemarle Corporation and Subsidiaries

pay dividends to common shareholders of $23.2 million and purchase approximately 700,000 shares of our common stock for $17.6 million.

We anticipate that cash provided from operating activities in the future and borrowings under our new senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and make dividend payments.

On January 14, 2005, we announced concurrent public offerings of 4,488,420 shares of our common stock and $325 million of senior notes. The common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by our underwriters, totaled 5,061,420 shares, of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family. We did not receive any proceeds from the sale of these shares by the selling shareholders. Both offerings closed on January 20, 2005 with a common stock sale price of $34.00 per share and the sale of $325 million aggregate principal amount of senior notes in the senior notes offering at the public offering price of 99.897% of par. We used the net proceeds from both offerings of $469.8 million to repay the $450 million 364-day bridge loan that we incurred in connection with its acquisition of the refinery catalysts business.

All of our borrowings under the $300 million revolving credit facility, $450 million five-year term loan facility and 364-day loan agreement bear interest at variable rates based on an average LIBOR rate for deposits in the relevant currency plus an applicable rate (currently 1.0%). The applicable rate is variable based on the rating of our senior unsecured long-term debt by Standard & Poors and Moody’s. As of December 31, 2004, borrowings under the $300 million revolving credit facility, $450 million five-year term loan facility and 364-day loan agreement bore variable interest rates of 3.10%, 3.47% and 3.35%, respectively, per annum.

Borrowings under our new senior credit agreement and 364-day loan agreement are conditioned upon compliance with the following financial covenants: (a) consolidated fixed charge coverage ratio, as defined, must be greater than or equal to 1.25:1.00 as of the end of any fiscal quarter; (b) consolidated debt to capitalization ratio, as defined, at the end of any fiscal quarter must be less than or equal to 65% (i) prior to the earlier of (A) July 29, 2005 and (B) our first equity issuance subsequent to July 29, 2004, and (ii) thereafter, 60%; (c) consolidated tangible domestic assets, as defined, must be or greater than or equal to $750 million for us to make investments in entities and enterprises that are organized outside the United States; and (d) with the exception of liens specified in our new senior credit agreement and the 364-day loan agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens at any time exceeds 10% of consolidated net worth, as defined in the agreements. At December 31, 2004, our consolidated fixed charge coverage ratio was 1.97:1.00.

The noncurrent portion of our long-term debt amounted to $899.6 million at December 31, 2004, compared to $228.4 million at the end of 2003 with the increase being used to acquire the refinery catalysts business. Our long-term debt, including the current portion and short-term borrowings, as a percentage of total capitalization, amounted to 57.0% at December 31, 2004. In addition, at December 31, 2004, we had the ability to borrow an additional $346.7 million under our various credit arrangements.

As of December 31, 2004, we were the guarantor of $34.9 million of outstanding long-term debt on behalf of our joint venture company, Jordan Bromine Company Limited. We were also the guarantor of $0.3 million of outstanding debt at December 31, 2004, on behalf of our joint venture company, Eurecat U.S., Inc. Our long-term debt, including the current portion, short-term borrowings, and the guarantees, as a percent of total capitalization amounted to 57.9% at December 31, 2004.

At December 31, 2004, our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity on page 40 increased from December 31, 2003, primarily due to the weakening of the U.S. dollar against the Euro.

Capital expenditures in 2004 of $57.7 million were higher than the 2003 level of $41.1 million. Our capital spending program is expected to be in the $80-$90 million range over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. Capital spending for environmental and safety projects is expected to be somewhat higher in 2005 than the current year due to the increase in the number of manufacturing facilities. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on the Company’s specific cash requirements.

On October 13, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC covering $700 million of securities. The shelf registration statement will permit us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt. In January 2005, we completed concurrent underwritten public offerings of (1) 4,573,000 shares of common stock at a public offering price of $34.00 per share and (2) $325 million aggregate principal amount of

Albemarle Corporation and Subsidiaries

our 5.10% senior notes due 2015. The offerings resulted in aggregate net proceeds of $469.8 million. We used the net proceeds from these offering to retire all of the indebtedness that we incurred under our 364-day loan agreement to finance our acquisition of Akzo Nobel’s refinery catalysts business. We used the remaining net proceeds from the offerings remaining for general corporate purposes, including debt reduction. As a result, the amount outstanding under the 364-day loan at December 31, 2004, $450,000, has been classified as long-term debt. In addition, $325,000 of this amount has been reflected in the debt maturities as due in 2015, consistent with the senior notes maturity date, and the difference of $125,000 has been reflected in the debt maturities as due in 2005, because the proceeds from the stock issuance in January 2005 were used to pay down this amount.

The notes are senior unsecured obligations and will rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The notes will be effectively subordinated to any of our future secured indebtedness and to existing and future indebtedness our subsidiaries.

We may redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

The principal amount of the notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remain in breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries.

The following table summarizes our contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements:

	2005	2006	2007	2008	2009	There after
	(In thousands)
Long - term debt obligations	$170,047	$45,051	$45,056	$202,561	$144,152	$337,764
Expected interest payments on long-term debt obligations*	33,840	32,769	31,082	28,656	19,072	86,420
Operating lease obligations (rental)	8,716	5,912	3,863	3,026	2,512	23,071
Take or pay / throughput agreements	131,975	65,340	8,894	6,975	6,296	27,458
Letters of credit and guarantees	12,836	28,731	4,596	4,597	4,097	7,116
Capital projects	18,479	682	688	688	2,106	—
Additional investment commitment payments	1,151	815	805	48	—	—
Natural gas contracts	3,736	—	—	—	—	—

Total	$380,780	$179,300	$94,984	$246,551	$178,235	$481,829

*	These amounts are based on a weighted-average interest rate of 3.75% for our variable rate long-term debt obligations and an interest rate of 5.10% for the senior notes issued in January 2005.

Capitalization

On January 20, 2005, we completed the concurrent public offerings of 4,488,420 shares of our common stock (of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325 million of senior notes Albemarle did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by our underwriters, totaled 4,573,000 shares. Both offerings closed on January 20, 2005 with a common stock sale price of $34.00 per share and the sale of $325 million aggregate principal amount of senior notes in the senior notes offering at the public offering price of 99.897% of par. We used the net proceeds from both of our offerings to repay the $450 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business.

        Presented below are three views of our capitalization as of December 31, 2004 (1) on an actual basis, (2) on a pro forma basis adjusted to give effect to the sale of the 4,573,000 shares of our common stock sold at a public offering price of $34.00 per share and

Albemarle Corporation and Subsidiaries

the application of the net proceeds and (3) on a pro forma basis further adjusted to give effect to the sale of $325 million aggregate principal amount of senior notes in the senior notes offering at the public offering price of 99.897% of par and the application of the net proceeds.

	As of December 31, 2004 In thousands of dollars, except share amounts
	Actual	As Adjusted for Common Stock Offering	As Further Adjusted for Senior Notes Offering
Current portion of long-term debt	$45,047	$45,047	$45,047
Long-term debt
Senior credit agreement—revolving loan facility	20,000	20,000	207
Senior credit agreement—term loan	382,500	382,500	382,500
364-day loan	450,000	301,960	—
New senior notes	—	—	325,000
Variable rate bank loans	26,124	26,124	26,124
Industrial revenue bonds	11,000	11,000	11,000
Foreign borrowings	9,095	9,095	9,095
Other debt	865	865	865

Total long-term debt	899,584	751,544	754,791

Total debt	944,631	796,591	799,838

Shareholders’ equity
Common stock, $.01 par value (authorized 150,000,000), 41,898,201, 46,471,201 and 46,471,201 issued and outstanding	419	465	465
Additional paid-in capital	22,839	170,833	170,833
Accumulated other comprehensive income	46,203	46,203	46,203
Retained earnings*	641,914	641,477	640,528

Total shareholders’ equity	711,375	858,978	858,029

Total capitalization	$1,656,006	$1,655,569	$1,657,867

*	The reduction in retained earnings is due to the write-off of deferred financing costs of the $450 million 364-day bridge loan.

Safety and Environmental Matters

We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expects to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or our competitive position, but increased legal or regulatory requirements could have an adverse effect on our results.

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party (“PRP”) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, our participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

        Our environmental and safety operating costs charged to expense were approximately $27.7 million in 2004 versus approximately $22.6 million in 2003 and $19.8 million in 2002, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2004 totaled approximately $33.7 million, up $4.6 million from December 31, 2003.

Albemarle Corporation and Subsidiaries

We believe that most of the amount we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded, if any, should occur over a period of time and should not have a material adverse impact on our financial condition or results of operations, but could have a material adverse impact in any particular quarterly reporting period.

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $11.0 million, $9.7 million and $6.4 million in 2004, 2003 and 2002, respectively. For each of the next few years, capital expenditures for these types of projects may increase due to more stringent regulatory requirements. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an effect on us.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will be effective as of the beginning of our 2005 third quarter, which begins after the effective date of June 15, 2005. SFAS No. 123R will result in the recognition of additional compensation expense relating to our incentive plans. The amount at adoption is not expected to be significant. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We currently use the intrinsic value method from APB No. 25 to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants for issues under our incentive plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to incentive stock awards.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS No. 153”). This statement is effective for fiscal periods beginning after June 15, 2005. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an effect on us.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP SFAS 109-1”) and FASB Staff Position SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP SFAS 109-2”). The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. We do not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a significant impact on the effective tax rate for fiscal years 2005 and 2006 based on current earnings levels. In the long-term, we expect that the new deduction will result in an increase of the annual effective tax rate by one percentage-point based on current earnings levels in the years 2007-2009 with a return to near current tax levels in 2010. However, due to the complexity of the Act, we have entered into contractual arrangements with an external resource to evaluate the overall impact of the Act on our earnings forecast. Under the guidance in FSP SFAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return. The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret

Albemarle Corporation and Subsidiaries

numerous provisions in the Act. We are evaluating whether we can take advantage of this one-time benefit offered for repatriation of accumulated foreign earnings, and have no basis at this time for projecting any benefits.

Risk Factors

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, could have a material adverse effect on the margins of our products.

In 2004, our raw material and energy costs increased approximately 27% and approximately 4%, respectively, compared to 2003. Raw material costs and energy costs have continued to increase in 2005. The increases are primarily driven by significantly tighter market conditions and major increases in pricing of basic building blocks for our products such as crude oil, chlorine and metals, including molybdenum, which is used in the refinery catalysts business. We generally attempt to pass changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our margins.

In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt production and adversely affect the performance of our business.

We face competition from other specialty chemical companies, which places downward pressure on the prices and margins of our products.

We operate in a highly competitive marketplace, competing against a number of domestic and foreign specialty chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could affect our margins and profitability adversely. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

Downturns in our customers’ cyclical industries could adversely affect our sales and profitability.

Downturns in the businesses that use our specialty chemicals will adversely affect our sales. Many of our customers are in industries, including the electronics, building and construction, and automotive industries, that are cyclical in nature and sensitive to changes in general economic conditions. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. A decline in economic conditions in our customers’ cyclical industries may have a material adverse effect on our sales and profitability.

Our results are subject to fluctuation because of irregularities in the demand for our HPC catalysts and certain of our agrichemicals.

Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to three years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on environmental conditions, such as droughts, which may prevent farming for extended periods.

Albemarle Corporation and Subsidiaries

Changes in our customers’ products can reduce the demand for our specialty chemicals.

Our specialty chemicals are used for a broad range of applications by our customers. Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty chemicals that we produce or make our specialty chemicals unnecessary. Customers may also find alternative materials or processes that no longer require our products. For example, many of our flame retardants are incorporated into resin systems to enhance the flame retardancy of a particular polymer. Should a customer decide to use a different polymer due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use. Our business, results of operations, cash flows and margins could be materially adversely affected if we are unable to manage successfully the maturation of our existing products and the introduction of new products.

Our research and development efforts may not succeed and our competitors may develop more effective or successful products.

The specialty chemicals industry is subject to periodic technological change and ongoing product improvements. In order to maintain our margins and remain competitive, we must successfully develop, manufacture and market new or improved products. As a result, we must commit substantial resources each year to research and development. Ongoing investments in research and development for future products could result in higher costs without a proportional increase in revenues. Additionally, for any new product program, there is a risk of technical or market failure in which case we may not be able to develop the new commercial products needed to maintain our competitive position or we may need to commit additional resources to new product development programs. Moreover, new products may have lower margins than the products they replace.

We also expect competition to increase as our competitors develop and introduce new and enhanced products. For example, the Fine Chemicals segment is experiencing increased competition from large-scale producers of pharmachemicals, particularly from Asian sources. In our Catalysts segment, our petroleum refinery customers are processing crude oil feedstocks of declining quality, while at the same time operating under increasingly stringent regulations requiring the gasoline, diesel and other fuels they produce to contain fewer impurities, including sulfur. As a result, our petroleum refining customers are demanding more effective and efficient catalysts products, and the average life cycle for new catalysts products has declined. As new products enter the market, our products may become obsolete or competitors’ products may be marketed more effectively than our products. If we fail to develop new products, maintain or improve our margins with our new products or keep pace with technological developments, our business, financial condition, results of operations and cash flows will suffer.

Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Protection of our proprietary processes, methods and compounds and other technology is important to our business. We generally rely on patent, trade secret, trademark and copyright laws of the United States and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trade secret, trademark and copyright laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. Additionally, some of our technologies are not covered by any patent or patent application and, even if a patent application has been filed, it may not result in an issued patent. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise.

Albemarle Corporation and Subsidiaries

Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have 25 production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Austria, Belgium, Brazil, France, Germany, Italy, Japan, Jordan, the Netherlands, the People’s Republic of China, Saudi Arabia and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign operations may experience staffing difficulties and labor disputes;

•	transportation and other shipping costs may increase;

•	foreign governments may nationalize private enterprises;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	intellectual property rights may be more difficult to enforce;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be burdensome.

In addition, certain of our joint ventures operate in high-risk regions of the world such as the Middle East and South America. Unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.

We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements as well as our net sales, cost of goods sold and operating margins and could result in exchange losses. The main foreign currencies for which we have exchange rate fluctuation exposure are the European Union euro, Japanese yen and British pound sterling. Exchange rates

Albemarle Corporation and Subsidiaries

between these currencies and the U.S. dollar in recent years have fluctuated significantly and may do so in the future. Significant changes in these foreign currencies relative to the U.S. dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

We incur substantial costs in order to comply with extensive environmental, health and safety laws and regulations.

In the jurisdictions in which we operate, we are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Ongoing compliance with such laws and regulations is an important consideration for us and we incur substantial capital and operating costs in our compliance efforts. Environmental laws have become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.

Violations of environmental, health and safety laws and regulations may subject us to fines, penalties and other liabilities and may require us to change certain business practices.

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising out of such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and we have in the past, and may in the future, be subject to claims relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. Some of our facilities also have lengthy histories of manufacturing or other activities that have resulted in site contamination. We have also given contractual indemnities for environmental conditions relating to facilities we no longer own or operate. The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters.

Contractual indemnities may be ineffective in protecting us from environmental liabilities.

At several of our properties where hazardous substances are known to exist (including some sites where hazardous substances are being investigated or remediated), we believe we are entitled to contractual indemnification from one or more former owners or operators; however, in the event we make a claim, the indemnifier may disagree with us. In 2004, we commenced an arbitration proceeding against Aventis S.A. concerning its obligations with respect to contamination at our Thann, France facility after Aventis refused to accept our demands for indemnification under the contract pursuant to which we acquired the facility. If those who currently or in the future disagree with us about the scope of their indemnity obligations prevail in their interpretation, our accrual and/or our costs for the investigation and cleanup of hazardous substances could increase materially.

Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.

We manufacture a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, for many years we have produced methyl bromide, a chemical that is particularly effective as a soil fumigant. In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1991 and related regulation prompted by findings regarding the chemical’s potential to deplete the ozone layer. The current regulations contemplate completion of the phase-out of methyl bromide as a fumigant in 2005, although certain aspects of the phase-out have

Albemarle Corporation and Subsidiaries

been delayed under implementing regulations that permit the use of methyl bromide on a year-to-year basis until a feasible alternative is available.

In addition, there has been increased scrutiny by regulatory authorities and environmental interest groups of polybrominated diphenylethers, or PBDEs, which are used as flame retardants, in light of concerns about their potential impacts on human health and the environment. We manufacture decabrom-PDE, a type of PBDE compound. In 2004, our net sales of decabrom-PDE were less than 4% of total net sales. Government regulation, if it occurs or studies evaluating the possibility of regulation, even if governmental regulation does not occur, may result in a decline in our net sales of decabrom-PDE.

We also manufacture naproxen, a bulk active widely used to provide temporary pain relief and fever reduction. Recently, an Alzheimer’s disease prevention trial being conducted by an arm of the U.S. National Institutes of Health found that patients taking naproxen had a greater incidence of cardiovascular events, such as heart attack or stroke, than patients taking a placebo. In 2004, our net sales of naproxen were less than 1% of total net sales.

We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.

Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. These risks apply to our refinery catalysts in particular because, in certain instances, we sell our refinery catalysts under agreements that contain limited performance and life cycle guarantees. A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.

Our substantial indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives.

In connection with our acquisition of the refinery catalysts business, we entered into (1) a new senior credit agreement, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility, and (2) a $450 million 364-day loan agreement. We used the initial borrowings under the senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance our then-existing credit agreement and pay fees and expenses in connection therewith. In addition, on January 20, 2005, we completed the public offering of $325 million aggregate principal amount of our 5.10% senior notes due 2015. We used the net proceeds from the senior notes offering together with the net proceeds from a concurrent public offering of 4,573,000 shares of our common stock to retire all of the indebtedness outstanding under our 364-day loan agreement. As of February 28, 2005, we had total indebtedness of $835.1 million and we had also guaranteed $35.2 million of indebtedness incurred by certain of our joint ventures.

Our substantial indebtedness could have important consequences to you. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to secure additional financing to implement our strategic initiatives;

•	increase the amount of our interest expense because most of our borrowings are at variable rates of interest, which, if interest rates increase or our credit ratings decline, will result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that may have proportionately less debt;

•	restrict us from making strategic acquisitions, introducing new technologies or otherwise exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to our existing indebtedness; and

Albemarle Corporation and Subsidiaries

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends.

In addition, we may be able to incur substantial additional indebtedness in the future. The terms of the senior credit agreement and the indenture governing the senior notes do not prohibit us from incurring substantial additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

We will need a significant amount of cash to service our indebtedness and our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on an average interest rate of 4.05% at February 28, 2005 and outstanding borrowings at that date of $835.1 million, our annual interest expense would be $33.8 million. A change of 0.125% in the interest rate applicable to such borrowings would change our annualized interest expense by approximately $1 million. Our business may not generate sufficient cash flow from operations to service our debt obligations, particularly if currently anticipated cost savings and operating improvements are not realized on schedule or at all. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

Restrictive covenants in our debt instruments may adversely affect our business.

Our senior credit agreement and the indenture governing the senior notes contain restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in the senior credit agreement, the indenture governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

A downgrading of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.

Borrowings under our senior credit agreement bear interest at floating rates. The rates are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Services (“Moody’s”). S&P has rated our senior unsecured long-term debt as BBB- and Moody’s has rated our senior unsecured long-term debt as Baa3. S&P and/or Moody’s may, in the future, downgrade our ratings. The downgrading of our ratings or an increase in benchmark interest rates would result in an increase of our interest expense on borrowings under our senior credit agreement. In addition, the downgrading of our ratings could adversely affect our future ability to obtain funding or materially increase the cost of any additional funding.

Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards, and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on

Albemarle Corporation and Subsidiaries

commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We may not be able to consummate future acquisitions or successfully integrate the refinery catalysts business or future acquisitions into our business, which could result in unanticipated expenses and losses.

As part of our business growth strategy, we have acquired businesses and entered into joint ventures in the past and intend to pursue acquisitions and joint venture opportunities in the future. Our ability to implement this component of our growth strategy will be limited by our ability to identify appropriate acquisition or joint venture candidates and our financial resources, including available cash and borrowing capacity. The expense incurred in consummating acquisitions or entering into joint ventures, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.

As described under “Business—Acquisition of the Refinery Catalysts Business,” we acquired the refinery catalysts business on July 31, 2004. Successful integration of this business is important to our future.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include:

•	potential disruption of our ongoing business and distraction of management;

•	unforeseen claims and liabilities, including unexpected environmental exposures;

•	unforeseen adjustments, charges and write-offs;

•	problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;

•	unexpected losses of customers of, or suppliers to, the acquired business;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the implementation of purchase price accounting;

•	inability to coordinate new product and process development;

•	loss of senior managers and other critical personnel and problems with new labor unions; and

•	challenges arising from the increased scope, geographic diversity and complexity of our operations.

We are not required to assess the effectiveness of the internal controls over financial reporting of the refinery catalysts business until fiscal 2005.

Section 404 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder require issuer annual reports to contain a report of management’s assessment of the effectiveness of internal controls over financial reporting and an attestation of the issuer’s independent registered public accounting firm as to that management report. The first management internal controls report, as well as the first auditor attestation of that report, is included in this Annual Report Form 10-K. The SEC has clarified that the staff will not object if management’s Section 404 report does not cover the internal controls of companies or businesses acquired during the fiscal year of the report where it is not possible for management to conduct a timely assessment following the consummation of the acquisition. Based on the staff’s position, we excluded the refinery catalysts business from our Section 404 certification for 2004. Therefore, we will not be required to determine the effectiveness of the internal control over financial reporting for the refinery catalysts business until we complete our assessment for fiscal 2005.

Albemarle Corporation and Subsidiaries

We may incur significant charges in the event we close all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure of all or part of a manufacturing plant or facility could result in future charges which could be significant.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.

The unanticipated departure of any key member of our management team could have an adverse effect on our business. In addition, because of the specialized and technical nature of our business, our future performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel.

Some of our employees are unionized, represented by workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2004, we had approximately 3,700 employees. Approximately 21% of our 2,100 U.S. employees are unionized. Two of our collective bargaining agreements expire in 2005 and one expires in 2007. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

Our joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.

We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to increase the level of our commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from their business plans, our results of operations could be adversely affected.

Although our pension plans are currently adequately funded, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

We have several defined benefit pension plans around the world, including in the United States, the Netherlands, Germany, Japan and Belgium, covering most of our employees. The U.S. plans represent approximately 80% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

During 2004, we made no contributions to our U.S. qualified defined benefit pension plans. Our U.S. qualified defined benefit pension plans in aggregate were approximately 128% funded on an IRS funding basis as of December 31, 2004 and, as a result, there are no required cash contributions to the plans in 2005. However, the actual amount of contributions made subsequent to 2004 will

Albemarle Corporation and Subsidiaries

depend upon asset returns, then-current interest rates, and a number of other factors. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required, in order to avoid additional minimum liability charges to our balance sheet and consequent reductions to shareholders’ equity. These contributions could be substantial and would reduce the cash available for our business.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States and throughout the world. As an ACC member company, we have completed vulnerability assessments of our US manufacturing locations and met the requirements of this industry standard. We have a corporate security standard and audits our facilities for compliance. Recent investments have been made to upgrade site security. However, federal legislation is under consideration that could impose new site security requirements, specifically on chemical manufacturing facilities, which may increase our overhead expenses.

New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. We ship and receive materials that are classified as hazardous. Bans on movement of hazardous materials through cities like Washington, DC could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment to produce hazardous raw materials and change where and what products we manufacture.

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to affect negatively the economy in general, and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of operations, we are exposed to changes in financial market conditions due to the denomination of its business transactions in diverse foreign currencies and our ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to market risk. We have established policies, procedures and internal processes governing our management of uncertain market conditions, and we use both operational and financial market actions in our risk management activities, which include the use of derivative instruments. We do not use derivative instruments for trading purposes. We only enter into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. We do not hedge our exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

Short-term exposures to changing foreign currency exchange rates are primarily due to operating cash flows denominated in foreign currencies. We cover certain known and anticipated operating exposures by using forward contracts.

The primary currencies for which we have foreign currency exchange rate exposure are the Euro, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of risk management activities to minimize the impact on earnings of future periods.

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use, from time-to-time, of foreign currency forward contracts. The principal objective of these contracts is to minimize the risks and/or costs associated with global operating activities. We do not use financial instruments for trading or other speculative purposes. The counterparties to these contracts are major financial institutions with which we generally have other financial relationships.

We enter into foreign currency forward contracts, which generally expire within one year, in the regular course of business to assist in managing our exposure against foreign currency fluctuations on sales and intercompany transactions. The primary method to

Albemarle Corporation and Subsidiaries

cover foreign currency exposure is to seek a natural hedge, in which the operating activities denominated in respective currencies balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, a foreign currency forward contract may be employed to reduce currency exposure. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income.

In connection with the acquisition of the refinery catalysts business, we entered into foreign currency forward hedging contracts to partially hedge the purchase price, which was denominated in euros. As a result, we incurred a net charge of approximately $12.8 million during the year ended December 31, 2004.

Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts. At December 31, 2004, no such contracts were outstanding.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage the worldwide exposure of our interest rate risks and foreign exchange exposure through our regular operations and financing activities. We intend to use our senior credit agreement as the primary source of financing supplemented by several uncommitted line agreements, which could expose us to changes in interest rates, if various financial covenants are not met. We manage our ratio of debt-to-capitalization with the objective of achieving the lowest cost of capital possible.

Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Historically, we have not used futures, options and swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements (certain of which contain embedded derivatives) to provide long-term protection against changes in metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts.

Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

During the fourth quarter of 2004, we entered into treasury lock agreements (“T-locks”) with a notional value of $275 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 $325 million notes offering. The T-locks have fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks will depend on the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that has the maturity date most comparable to the maturity date of the notes when issued and (2) the fixed rate of approximately 4.25%. The cumulative effect of the T-lock agreements (currently forecasted to be a charge of $2 million) will be amortized over the life of the notes as an adjustment to the interest expense of the notes. At December 31, 2004, there were unrealized losses of approximately $0.7 million ($0.4 million after income taxes) in accumulated other comprehensive income (loss).

Our operations are exposed to market risk from changes in natural gas prices. We purchase natural gas to meet our production requirements for a portion of our 12-month rolling forecast for North American natural gas requirements by entering into natural gas futures contracts to help mitigate uncertainty and volatility.

Our hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading.

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2004, there were unrealized losses of approximately $0.5 million ($0.3 million after income taxes). Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings.

Albemarle Corporation and Subsidiaries

ITEM 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

December 31	2004	2003
Assets
Current assets:
Cash and cash equivalents	$46,390	$35,173
Trade accounts receivable, less allowance for doubtful accounts (2004—$426; 2003—$2,287)	300,010	202,278
Other accounts receivable, less allowance for doubtful accounts (2004—$403)	41,541	23,748
Inventories:
Finished goods	248,253	154,594
Raw materials	59,198	22,384
Stores, supplies and other	31,306	27,725

	338,757	204,703
Deferred income taxes and prepaid expenses	20,712	15,467

Total current assets	747,410	481,369

Property, plant and equipment, at cost	2,064,585	1,605,048
Less accumulated depreciation and amortization	1,168,601	1,078,043

Net property, plant and equipment	895,984	527,005

Prepaid pension assets	189,833	184,508
Investments	170,957	49,375
Other assets and deferred charges	34,433	26,450
Goodwill	190,175	36,832
Other intangibles, net of amortization	213,953	81,752

Total assets	$2,442,745	$1,387,291

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$202,410	$111,431
Current portion of long-term debt	45,047	190
Accrued expenses	88,048	70,610
Dividends payable	4,574	5,494
Income taxes payable	33,667	22,346

Total current liabilities	373,746	210,071

Long-term debt	899,584	228,389
Postretirement benefits	69,775	66,969
Pension benefits	54,989	41,790
Other noncurrent liabilities	84,525	60,186
Deferred income taxes	248,751	143,665
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.01 par value (authorized 150,000,000 shares) issued and outstanding—41,898,201 in 2004 and 41,153,008 in 2003	419	412
Additional paid-in capital	22,839	736
Accumulated other comprehensive income (loss)	46,203	23,643
Retained earnings	641,914	611,430

Total shareholders’ equity	711,375	636,221

Total liabilities and shareholders’ equity	$2,442,745	$1,387,291

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per-Share Amounts)

Years Ended December 31	2004	2003	2002
Net sales	$1,513,737	$1,110,237	$1,007,918
Cost of goods sold	1,201,388	871,727	775,388
Acquisition-related cost	13,400	—	—

Gross profit	298,949	238,510	232,530
Special items	4,858	10,049	1,550
Selling, general and administrative expenses	157,737	117,226	111,676
Research and development expenses	31,273	18,411	16,485
Purchased in-process R&D charges	3,000	—	—

Operating profit	102,081	92,824	102,819
Interest and financing expenses	(17,350)	(5,376)	(5,070)
Equity in net income (losses) of unconsolidated investments	4,407	(824)	(1,257)
Other (expense) income, net including minority interest	(17,294)	1,431	4,615

Income before income taxes and the cumulative effect of a change in accounting principle, net	71,844	88,055	101,107
Income taxes	17,005	13,890	28,086

Income before cumulative effect of a change in accounting principle, net	54,839	74,165	73,021
Cumulative effect of a change in accounting principle, net (Note 21)	—	(2,220)	—

Net income	$54,839	$71,945	$73,021

Basic earnings per share
Income before cumulative effect of a change in accounting principle, net	$1.32	$1.79	$1.73
Cumulative effect of a change in accounting principle, net	—	(0.05)	—

Net income	$1.32	$1.74	$1.73

Shares used to compute basic earnings per share	41,567	41,255	42,104

Diluted earnings per share
Income before cumulative effect of a change in accounting principle, net	$1.29	$1.76	$1.69
Cumulative effect of a change in accounting principle, net	—	(0.05)	—

Net income	$1.29	$1.71	$1.69

Shares used to compute diluted earnings per share	42,527	42,146	43,137

Cash dividends declared per share of common stock	$.585	$.565	$.54

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands of Dollars, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
Balance at January 1, 2002	45,498,201	$455	$57,346	$(18,453)	$560,275	$599,623

Comprehensive income:
Net income for 2002					73,021	73,021
Foreign currency translation (net of deferred tax expense of $10,224)				17,933		17,933
Minimum pension liability (net of deferred tax benefit of $1,772)				(3,110)		(3,110)
Reclassification adjustment for realized gain on sale of marketable equity securities (net of deferred tax benefit of $525)				(924)		(924)
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $22)				40		40

Total comprehensive income						86,960
Cash dividends declared for 2002					(22,490)	(22,490)
Exercise of stock options and SARs	177,556	2	2,518			2,520
Shares purchased and retired	(4,015,578)	(40)	(58,376)		(34,658)	(93,074)
Issuance of restricted stock	31,895		798			798

Balance at December 31, 2002	41,692,074	417	2,286	(4,514)	576,148	574,337

Comprehensive income:
Net income for 2003					71,945	71,945
Foreign currency translation (net of deferred tax expense of $15,086)				26,476		26,476
Minimum pension liability (net of deferred tax expense of $904)				1,586		1,586
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $25)				44		44
Change in unrealized gain on hedging derivatives (net of deferred tax expense of $29)				51		51

Total comprehensive income						100,102
Cash dividends declared for 2003					(23,262)	(23,262)
Exercise of stock options	120,165	1	1,661			1,662
Shares purchased and retired	(693,794)	(7)	(4,180)		(13,401)	(17,588)
Issuance of restricted stock	34,563	1	755			756
Tax benefit from stock options			214			214

Balance at December 31, 2003	41,153,008	412	736	23,643	611,430	636,221

Comprehensive income:
Net income for 2004					54,839	54,839
Foreign currency translation (net of deferred tax expense of $13,421)				23,555		23,555
Change in unrealized loss on treasury lock agreements (net of deferred tax benefit of $256)				(449)		(449)
Minimum pension liability (net of deferred tax benefit of $112)				(195)		(195)
Change in unrealized loss on marketable equity securities (net of deferred tax benefit of $7)				(13)		(13)
Change in unrealized loss on hedging derivatives (net of deferred tax benefit of $193)				(338)		(338)

Total comprehensive income						77,399
Cash dividends declared for 2004					(24,355)	(24,355)
Compensation payable in common stock			8,264			8,264
Stock option remeasurement adjustments			880			880
Exercise of stock options	708,143	7	11,900			11,907
Shares purchased and retired	(27,569)		(827)			(827)
Issuance of restricted stock	64,619		1,886			1,886

Balance at December 31, 2004	41,898,201	$419	$22,839	$46,203	$641,914	$711,375

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Years Ended December 31	2004	2003	2002
Cash and cash equivalents at beginning of year	$35,173	$47,784	$30,585
Cash flows from operating activities:
Net income	54,839	71,945	73,021
Cumulative effect of a change in accounting principle, net (Note 21)	—	2,220	—

Income before cumulative effect of a change in accounting principle, net	54,839	74,165	73,021
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	97,268	84,014	80,603
Loss on hedging of anticipated acquisition purchase price	12,848	—	—
Purchased in-process R&D charges	3,000	—	—
Compensation payable in common stock and options	8,264	—	—
Insurance receivable valuation adjustment	3,396	—	—
Minority interest in net income of consolidated subsidiary	5,101	2,564	2,137
Equity (gains) losses in joint ventures and nonmarketable securities	(4,407)	824	1,257
Increase in prepaid pension assets	(5,654)	(19,244)	(29,295)
Deferred income taxes	(8,130)	4,165	10,888
Change in assets and liabilities, net of effects of acquisitions:
(Increase) in accounts receivable	(31,421)	(15,522)	(9,239)
(Increase) decrease in inventories	(18,077)	(16,309)	5,458
Increase in accounts payable	48,747	28,705	5,841
Increase in accrued expenses and income taxes	21,369	1,180	5,086
Other, net	4,412	5,556	(986)

Net cash provided from operating activities	191,555	150,098	144,771

Cash flows from investing activities:
Capital expenditures	(57,652)	(41,058)	(38,382)
Acquisitions, net of cash acquired	(785,247)	(117,767)	—
Investments in joint ventures and nonmarketable securities	(10,642)	(11,986)	(4,368)
Payments on hedging of anticipated acquisition purchase price	(12,848)	—	—
Investments in marketable securities	(2,239)	—	—
Proceeds from liquidation of equity method investment	—	4,419	—
Other, net	—	—	1,741

Net cash used in investing activities	(868,628)	(166,392)	(41,009)

Cash flows from financing activities:
Proceeds from borrowings	1,057,329	119,552	281,285
Repayments of long-term debt	(341,373)	(83,681)	(262,631)
Net payments on treasury lock agreements	(2,365)	—	—
Payment of financing costs	(8,197)	—	—
Purchases of common stock	(827)	(17,588)	(93,074)
Dividends paid to shareholders	(25,275)	(23,194)	(22,979)
Dividends paid to minority interest	(4,867)	(3,034)	—
Proceeds from exercise of stock options	11,907	1,665	2,455

Net cash provided from (used in) financing activities	686,332	(6,280)	(94,944)

Net effect of foreign exchange on cash and cash equivalents	1,958	9,963	8,381

Increase (decrease) in cash and cash equivalents	11,217	(12,611)	17,199

Cash and cash equivalents at end of year	$46,390	$35,173	$47,784

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

NOTE 1—Summary of Significant Accounting Policies:

Basis of Presentation

The consolidated financial statements include the accounts and operations of Albemarle Corporation and its wholly owned and its majority owned subsidiaries (the “Company” or “Albemarle”). The Company consolidates its majority owned and controlled subsidiary (Stannica LLC) and applies the equity method of accounting for investments between 20% and 50% owned. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholder’s interest in controlled subsidiary is included in “other noncurrent liabilities” in the consolidated balance sheets and “other (expense) income, net including minority interest” in the consolidated statements of income.

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Net sales are recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of the Company’s sales are sold FOB (“free on board”) shipping point or on an equivalent basis, other transactions are based upon specific contractual arrangements. Albemarle’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices. Revenue from services is recognized when performance of the services has been completed. The Company has a limited amount of consignment sales that are billed to the customer upon monthly notification of use by the customer.

Claims Receivable

The Company records receivables for non-trade claims on a case-by-case basis whenever management deems that the claim for recovery is probable. Recording of such receivables is preceded by the gathering and evaluation of factually supportable evidence and conditions surrounding the claim, and is generally based on application of specific contractual terms with third parties from which the claim arises. In accordance with generally accepted accounting principles, the Company evaluates these receivables for collectibility on a regular basis, and the Company records provisions for uncollectible amounts when subsequent conditions indicate that collection of all or part of the receivable is not probable.

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

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

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

The Company evaluates historical and expected undiscounted operating cash flows of its business segments to determine the future recoverability of any property, plant and equipment recorded. Recorded property, plant and equipment is re-evaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field on a straight-line basis. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

Investments

Investments are accounted for using the equity method of accounting if the investment gives the Company the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the Company records its investments in equity-method investees in the consolidated balance sheet as “Investments” and its share of the investees’ earnings or losses together with other-than temporary impairments in value as “Equity in unconsolidated investments” in the consolidated statement of income. Investments also consist of certain mutual fund investments, which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income. The Company has another investment in marketable equity securities that is accounted for as an available-for-sale security, where changes in fair value are included in “accumulated other comprehensive income (loss)” in shareholders’ equity. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangibles acquired in a business combination in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized.

The Company tests goodwill for impairment using a two-step method by comparing the estimated fair value of its reporting units to the related carrying value. The Company measures the fair value based on present value techniques involving cash flows consistent with the objective of measuring fair value based on reasonable and supportive assumptions. The Company tests its recorded goodwill balances for impairment as of October 31 each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trademarks are amortized over their estimated useful lives, generally for periods ranging from 3 to 35 years. The Company continually evaluates the reasonableness of the useful lives of these assets. See Note 8, “Goodwill and Other Intangibles.”

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

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

•	Rate of Compensation Increase — For salary-related plans the Company projects employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita of Covered Health Care Benefits — The Company projects the expected increases in the cost of covered health care benefits.

During 2004, the Company made changes to the assumptions related to the discount rate, the rate of compensation increase (for salary related plans) and the rate of increase in the per capita cost of covered health care benefits. The Company considers available information that it deems relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, specifically high quality bonds (Moody’s Aa corporate bond rate). At December 31, 2004, the weighted-average discount rate was reduced for the plans from 6.08% to 5.49% as a result of decreased yields for long-term high quality bonds.

In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2004, the weighted-average expected rate of return on pension plan assets was reduced from 8.73% to 8.35% and there was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. The Company’s U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. The Company adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, the Company considers past experience in light of movements in inflation rates. At December 31, 2004 and 2003, the assumed weighted-average rate of compensation increase was 2.53% and 2.54%, respectively, for the plans.

In selecting the rate of increase in the per capita cost of covered health care benefits, the Company considers past performance and forecasts of future health care cost trends. At December 31, 2004, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was decreased. The assumed health care cost trend rate for 2004 for pre 65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post 65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%. The assumed health care cost trend rate for 2003 for pre 65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post 65 coverage was 12% per year, dropping by 1% per year to an ultimate rate of 6%. The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 2% per year.

Employee Savings Plan

Certain Company employees participate in the Albemarle defined contribution 401(k) employee savings plan which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement which included such participation.

The plan is funded with contributions by participants and the Company. The Company’s contributions to the 401(k) amounted to $5,830, $5,382 and $5,337 in 2004, 2003 and 2002, respectively.

Deferred Compensation Plan

The Company maintains an Executive Deferred Compensation Plan (“Plan”) that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. The Company also maintains a Benefit Protection Trust (“Trust”) that was set up to provide a source of funds to assist in meeting its obligations of the Plan, subject to the claims of the Company’s creditors in the event of the Company’s insolvency. Assets of the Trust are consolidated with those of the Company in accordance with Emerging Issues Task Force No. 97-14. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Income Taxes

The Company files consolidated U.S. federal income tax returns and individual foreign income tax returns. The Company is subject to periodic audit by tax authorities. In the United States, the Internal Revenue Service has completed a review through the year 1999. For the years after 1999, the tax returns are either under review or could be subject to review.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) comprises net income and other items, principally foreign currency translation adjustments.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of shareholders’ equity. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in net (losses) gains of ($1,960), $1,424 and $1,652 in 2004, 2003 and 2002, respectively.

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

In conjunction with the acquisition of the refinery catalysts business, the Company entered into foreign currency forward hedging contracts to partially hedge the purchase price, which was denominated in euros. As a result, the Company incurred a net charge of $12,848 during the year ended December 31, 2004.

At December 31, 2003, the Company had outstanding forward currency contracts hedging Japanese yen receivables with notional values totaling $4,673. At December 31, 2004, there were no such contracts. At December 31, 2002, the Company had outstanding forward currency exchange contracts hedging U. S. dollar payables in its Japanese subsidiary, with notional values totaling $914. At December 31, 2004 and 2003, there were no such contracts. For the years ended December 31, 2004, 2003 and 2002, the Company recognized gains (losses) of $211, $40 and ($250), respectively, in income before income taxes on its exchange contracts.

During the fourth quarter of 2004, the Company entered into transactions called treasury lock agreements (“T-locks”) with the objective of fixing the yield-to-maturity on the U.S. Treasury security to be used to set the yield and coupon on the notes offering. The Company entered into T-locks with a notional value of $275,000, effectively fixing the yield-to-maturity on the U.S. Treasury security to be used to set the yield and coupon on the notes for over 85% of the January 2005 $325,000 notes offering. The T-locks have fixed

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

that yield at approximately 4.25%. The value of the T-locks depends on the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that has the maturity date most comparable to the maturity date of the notes when issued and (2) the fixed rate of approximately 4.25%. Since the measured rate was below the fixed rate, the Company will be required to make a payment of approximately $2,000 that will be amortized over the life of the notes as an adjustment to the interest expense of the notes. At December 31, 2004, there were unrealized losses of approximately $705 ($449 after income taxes) in accumulated other comprehensive income (loss).

The Company at any time can be exposed to market risk from changes in natural gas prices related to its production requirements for up-to 50% of its 12 month rolling forecast of its North American consumption. These contracts are designated as cash flow hedges and mature over the next twelve months. To the extent that these contracts are effective in hedging the Company’ exposure to price changes, changes in the fair value of the hedge contracts are deferred in accumulated other comprehensive income (loss) and reclassified to cost of sales when the natural gas is purchased. At December 31, 2004 and 2003, there were unrealized losses of approximately $451 ($287 after income taxes) and gains of $80 ($51 after income taxes), respectively, in accumulated other comprehensive income (loss). The amount of ineffectiveness, which was not material, is included in “other (expense) income, net including minority interest” in the accompanying consolidated statement of income for the years ended December 31, 2004 and 2003.

Stock Based Compensation

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (See Note 11, “Capital Stock”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

If compensation cost had been determined based on the fair value at the grant date for awards made under the plans consistent with the method of SFAS No. 123, the Company’s stock based compensation expense, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Twelve Months Ended December 31,
		2004	2003	2002
Stock based compensation expense, net of taxes	as reported	$5,590	$695	$792
	pro forma	$7,053	$4,202	$3,415

Income before cumulative effect of a change in accounting principle, net	as reported	$54,839	$74,165	$73,021
	pro forma	$53,376	$70,658	$70,398

Net income	as reported	$54,839	$71,945	$73,021
	pro forma	$53,376	$68,438	$70,398

Basic earnings per share on income before cumulative effect of a change in accounting principle, net	as reported	$1.32	$1.79	$1.73
	pro forma	$1.28	$1.71	$1.67

Basic earnings per share on net income	as reported	$1.32	$1.74	$1.73
	pro forma	$1.28	$1.66	$1.67

Diluted earnings per share on income before cumulative effect of a change in accounting principle, net	as reported	$1.29	$1.76	$1.69
	pro forma	$1.24	$1.67	$1.63

Diluted earnings per share on net income	as reported	$1.29	$1.71	$1.69
	pro forma	$1.24	$1.62	$1.63

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the twelve-months ended December 31, 2004, 2003 and 2002.

	Twelve Months Ended December 31,
	2004	2003	2002
Fair values of options granted	$8.58	$7.42	$6.92
Dividend yield	2.37%	2.54%	2.54%
Volatility	29.91%	31.17%	31.03%
Average expected life (in years)	5-6	6	6
Risk-free interest rate	4.36%	4.22%	4.13%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an effect on the Company.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R will be effective as of the beginning of the Company’s 2005 third quarter which begins after June 15, 2005. SFAS No. 123R will result in the recognition of additional compensation expense relating to our incentive plans. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company currently uses the intrinsic value method from APB No. 25 to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its incentive plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to incentive stock awards. The adoption of SFAS No. 123R is not expected to be significant on the Company’s reported results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS No. 153”). This statement is effective for fiscal periods beginning after June 15, 2005. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an effect on the Company.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP SFAS 109-1”) and FASB Staff Position SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004, provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company does not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a significant impact in the effective tax rate for fiscal years 2005 and 2006 based on current earnings levels. However, due to the complexity of the Act, the Company has entered into contractual arrangements with an external resource to evaluate the overall impact of the Act on the Company’s earnings forecast. Under the guidance in FSP SFAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. The Company is evaluating whether it can take advantage of this one-time benefit offered for repatriation of accumulated foreign earnings, and has no basis at this time for projecting any benefits.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows:

	2004	2003	2002
Cash paid during the year for:
Income taxes	$19,229	$11,549	$13,343
Interest and financing expenses (net of capitalization)	14,282	4,712	4,576
Supplemental non-cash disclosures due to the cumulative effect of a change in accounting principle, net:
Increase in property, plant and equipment	$—	$(6,520)	$—
Increase in accumulated depreciation	—	3,083	—
Increase in other noncurrent liabilities	—	6,922	—
Decrease in deferred tax liabilities	—	(1,265)	—

Cumulative effect of a change in accounting principle, net	$—	$2,220	$—

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows:

	2004	2003	2002
Basic earnings per share
Numerator:
Income before cumulative effect of a change in accounting principle, net	$54,839	$74,165	$73,021
Cumulative effect of a change in accounting principle, net	—	(2,220)	—

Income available to stockholders, as reported	$54,839	$71,945	$73,021

Denominator:
Average number of shares of common stock outstanding	41,567	41,255	42,104

Income before cumulative effect of a change in accounting principle, net	$1.32	$1.79	$1.73
Cumulative effect of a change in accounting principle, net	—	(0.05)	—

Basic earnings per share	$1.32	$1.74	$1.73

Diluted earnings per share
Numerator:
Income before cumulative effect of a change in accounting principle, net	$54,839	$74,165	$73,021
Cumulative effect of a change in accounting principle, net	—	(2,220)	—

Income available to stockholders, as reported	$54,839	$71,945	$73,021

Denominator:
Average number of shares of common stock outstanding	41,567	41,255	42,104
Shares issuable upon exercise of stock options and other common stock equivalents	960	891	1,033

Total shares	42,527	42,146	43,137

Income before cumulative effect of a change in accounting principle, net	$1.29	$1.76	$1.69
Cumulative effect of a change in accounting principle, net	—	(0.05)	—

Diluted earnings per share	$1.29	$1.71	$1.69

At both December 31, 2003 and 2002, there were 67,000 common stock equivalents not included in the computation of diluted earnings per share that could have potentially diluted basic earnings. There were no such common stock equivalents at December 31, 2004.

On January 14, 2005, the Company announced concurrent public offerings of 4,488,420 shares of its common stock and $325,000 of senior notes. The common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by the Company’s underwriters, totaled 5,061,420 shares, of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family. Albemarle did not receive any proceeds from the sale of these shares by the selling shareholders. Both offerings closed on January 20, 2005 with a common stock sale price of $34.00 per share and the sale of $325 million aggregate principal amount of senior notes in the senior notes offering at the public offering price of 99.897% of par. The

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Company used the net proceeds from both of its offerings to repay the $450,000 364-day bridge loan that the Company incurred in connection with its acquisition of the refinery catalysts business.

NOTE 4—Inventories:

Approximately 26% and 48% of the Company’s inventories are valued using the last-in, first-out (LIFO) method as of December 31, 2004 and 2003, respectively. The decrease is a result of the 2004 acquisition of the refinery catalysts business inventories, which are stated on the FIFO basis. Domestic inventories stated on the LIFO basis amounted to $88,805 and $98,385 at December 31, 2004 and 2003, respectively, which are below replacement cost by approximately $27,742 and $27,567, respectively. During 2004, the Company’s domestic inventory declined resulting in the liquidation of a portion of the 2003’s LIFO layer; however, there was no effect on income before income taxes. During 2002, the Company’s domestic inventory declined resulting in the liquidation of a portion of 2001’s LIFO layer. The liquidation effect on income before income taxes was approximately $444 for 2002.

NOTE 5—Deferred Income Taxes and Prepaid Expenses:

Deferred income taxes and prepaid expenses consist of the following:

	2004	2003
Deferred income taxes—current	$9,477	$8,978
Prepaid expenses	11,235	6,489

Total	$20,712	$15,467

NOTE 6—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following:

	2004	2003
Land	$61,964	$23,099
Land improvements	40,972	38,052
Buildings	149,628	106,998
Machinery and equipment	1,766,120	1,412,906
Construction in progress	45,901	23,993

Total	$2,064,585	$1,605,048

The cost of property, plant and equipment is depreciated, generally by the straight-line method, over the following useful lives: land improvements—5 to 30 years; buildings—10 to 40 years; and machinery and equipment—3 to 60 years.

Interest capitalized on significant capital projects in 2004, 2003 and 2002 was $400, $155 and $325, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2004, 2003 and 2002 was $1,091, $1,287 and $1,419, respectively.

NOTE 7—Investments:

The Company’s investments include joint ventures, nonmarketable securities and marketable equity securities. The following table details the Company’s investment balances at December 31, 2004 and 2003.

	2004	2003
Joint ventures	$161,808	$42,764
Nonmarketable securities	3,887	3,567
Marketable equity securities	5,262	3,044

Total	$170,957	$49,375

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

At December 31, 2004, the Company has equity interests in eleven joint ventures and six nonmarketable securities at amounts stated above. The Company has an investment in a single investee for $74,902, and all other investments are less than $27,000 individually and are accounted for under the equity method. The Company’s share of the investee’s gains (losses) included in “Equity in unconsolidated investments” in the consolidated statement of income totaled $4,407, ($824) and ($1,257) for the years ended December 31, 2004, 2003 and 2002, respectively.

Assets of the Benefit Protection Trust, in conjunction with the Company’s Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with Emerging Issues Task Force No. 97-14. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statement of income. As of December 31, 2004 and 2003, these marketable securities amounted to $4,991 and $2,752, respectively.

Other investments in marketable equity securities at December 31, 2004 and 2003, amounted to $271 and $292, respectively, and are accounted for as available-for-sale securities, with changes in fair value included in “accumulated other comprehensive income (loss)” in shareholders’ equity. Unrealized (losses) gains totaled ($13), $44 and $40 after income taxes for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 8—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions at Cost		SFAS No. 52 Adjustments	Balances at December 31, 2004
Changes in goodwill by operating segment:
Polymer Additives	$18,040	$4,935	(a)	$1,347	$24,322
Catalysts	—	141,454	(b)	4,370	145,824
Fine Chemicals	18,792	—		1,237	20,029

	$36,832	$146,389		$6,954	$190,175

(a)	The addition to goodwill stated above relates to the final allocation of the 2003 acquisition costs over net assets of the phosphorus-based polyurethane flame retardants businesses of Rhodia S.A. and its affiliated companies (“Rhodia”).

(b)	The addition to goodwill in the catalysts segment is associated with the estimate of the preliminary allocation of the purchase price of the Akzo Nobel refinery catalysts business (“refinery catalysts business”).

Other Intangible Assets at December 31, 2004 and 2003:

	2004
	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Tradenames	$89,720	$(2,091)	$3,236	$90,865
Customer lists	51,309	(3,112)	2,919	51,116
Patents	50,447	(4,621)	463	46,289
Manufacturing contracts and supply/service agreements	12,503	(3,180)	836	10,159
Noncompete agreements	8,560	(746)	228	8,042
Mil spec approvals	4,345	(238)	—	4,107
Licenses	213	(93)	5	125
Other	3,432	(369)	187	3,250

Total	$220,529	$(14,450)	$7,874	$213,953

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

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

On May 31, 2001, the Company, through its wholly owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH for approximately $34,000 in cash plus expenses and the assumption of approximately $55,000 in current and long-term liabilities. During the fourth quarter of 2004, an income tax settlement involving a pre-acquisition deferred tax balance resulted in a decrease of $827 in deferred tax liabilities and intangible assets ($566 in patents and $261 in customer list) in the final purchase price allocation.

During the year ended December 31, 2004, a patent totaling $4,935 was reclassified to goodwill as a result of the finalization of the purchase price for the Rhodia acquisition, which occurred on July 23, 2003. In addition, an intangible with a gross amount of $4,632 that was fully amortized at the end of 2003, captured in the “other” intangible category above, has been removed from the summary as the benefit of the asset no longer exists.

The following table provides a summary of intangible assets acquired during the year 2004:

	Acquisition Cost	Weighted-Average Amortization Period
Tradenames	$69,182	29.9 years
Patents	41,137	8.5 years
Customer lists	24,722	19.8 years
Noncompete agreements	7,061	7.2 years
Other	1,292	3 years

Total	$143,394

The following table provides a summary of intangible assets acquired during the year 2003:

	Acquisition Cost	Weighted-Average Amortization Period
Customer lists	$25,246	25 years
Tradenames	20,538	29.9 years
Patents	11,046	17.2 years
Manufacturing contracts and supply/service agreements	10,239	9.2 years
Mil spec approvals	4,345	35 years
Noncompete agreements	1,499	7 years
Other	679	20 years

Total	$73,592

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Other intangibles are amortized on a straight-line basis over periods from three to 35 years. Amortization of intangibles other than goodwill amounted to $8,866, $4,149 and $1,565 for 2004, 2003 and 2002, respectively. Total estimated amortization of other intangibles expense for the next five fiscal years is as follows:

Estimated Amortization Expense
2005	$14,195
2006	14,285
2007	14,070
2008	13,685
2009	13,249

NOTE 9—Accrued Expenses:

Accrued expenses consist of the following:

	2004	2003
Employee benefits, payroll and related taxes	$41,390	$33,191
Taxes other than income and payroll	6,897	7,911
Other	39,761	29,508

Total	$88,048	$70,610

NOTE 10—Long-Term Debt:

Long-term debt consists of the following:

	2004	2003
Variable-rate bank loans	$923,624	$207,935
Industrial revenue bonds	11,000	11,000
Foreign borrowings	9,095	8,687
Miscellaneous	912	957

Total	944,631	228,579
Less amounts due within one year	45,047	190

Total long-term debt	$899,584	$228,389

Maturities of long-term debt are as follows: 2005—$170,047; 2006—$45,051; 2007—$45,056; 2008—$202,561; 2009—$144,152 and 2010 through 2021—$337,764. As discussed in more detail in Note 24, “Subsequent Event,” the Company issued $325,000 in senior notes and 4,573,000 shares of common stock in January 2005. Proceeds from these activities were used to pay down the $450,000 364-day loan discussed in more detail below. As a result, the amount outstanding under the 364-day loan at December 31, 2004, $450,000, has been classified as long-term debt. In addition, $325,000 of this amount has been reflected in the debt maturities as due in 2015, consistent with the senior notes maturity date, and the difference of $125,000 has been reflected in the debt maturities as due in 2005, because the proceeds from the stock issuance in January 2005 were used to pay down this amount.

The Company had a three-year unsecured Credit Agreement with a group of lenders providing for $375,000 in revolving credit facilities (the “Credit Agreement”) with a maturity date of September 10, 2005. At December 31, 2003, $185,000 in borrowings was outstanding under the Credit Agreement. On August 2, 2004, the Company repaid in full the borrowings outstanding under the Credit Agreement, which was terminated, with borrowings under from the new senior credit agreement and 364-day loan agreement, each entered into on July 29, 2004.

The average interest rates on borrowings under the above mentioned Credit Agreement for the years ended December 31, 2004 and 2003 were 1.83% and 1.81%, respectively, with a year-end interest rate of 1.75% at December 31, 2003.

In connection with the acquisition of the refinery catalysts business, the Company entered into (1) a new senior credit agreement, dated as of July 29, 2004 with a group of lenders consisting of a $300,000 revolving credit facility (“Credit Facility”) ($20,000

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

outstanding at December 31, 2004), a $450,000 five-year term loan facility ($427,500 outstanding at December 31, 2004) and (2) a $450,000 364-day loan agreement ($450,000 outstanding at December 31, 2004). The Company used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance the then-existing Credit Agreement and pay related fees and expenses incurred in connection therewith.

Borrowings under the revolving credit facility, the five-year term loan facility and the 364-day loan agreement bear interest at variable rates based on an average London interbank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable rate (1.0% as of December 31, 2004). The applicable rate is variable based on the rating of the Company’s senior unsecured long-term debt by Standard & Poor’s Ratings Services and Moody’s Investor Services. The revolving credit facility, the five-year term loan facility and the 364-day loan agreement had average interest rates during 2004 of 2.56%, 2.87% and 2.89%, respectively, and bore variable interest rates at December 31, 2004 of 3.10%, 3.47% and 3.35%, respectively.

These new credit facilities contain certain restrictive financial covenants including fixed charge coverage, debt to capitalization and other covenants as set forth in the agreements.

The $450,000 five-year facility is payable in quarterly installments of $11,250 beginning September 30, 2004 through June 30, 2008, with three final quarterly payments of $90,000 beginning September 30, 2008 through March 31, 2009.

The Company has an additional agreement with a domestic financial institution that provides immediate, uncommitted credit lines, on a short-term basis, at the individual financial institution’s money market rate, up to a maximum of $20,000. At December 31, 2004, there were no borrowings outstanding under this agreement while at December 31, 2003 borrowings of $1,500 were outstanding.

The average interest rates on borrowings for the years ended December 31, 2004 and 2003 were 1.81% and 1.52%, respectively. The year-end interest rate for the borrowings outstanding at December 31, 2003 was 1.38%.

The Company has an agreement with a foreign bank that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $30,000 U.S. dollar equivalent at the individual financial institution’s money market rate. At December 31, 2004 and 2003, $26,124 and $12,097, respectively, were outstanding under this agreement. The average interest rates on transactions under this pooling account arrangement for the years ended December 31, 2004 and 2003 were 2.13% and 1.05%, respectively. Year-end interest rates for the same periods were 2.85% and 1.63%, respectively.

The Company has an agreement with a foreign bank to borrow on a short-term basis up to a maximum of 1.5 billion Japanese yen ($14,577). No borrowings were outstanding under this agreement at December 31, 2004. At December 31, 2003, $9,338 was outstanding. The average interest rates on borrowings during the years ended December 31, 2004 and 2003 were 1.69% and 1.39%, respectively. The year-end interest rate on borrowings under the agreement at December 31, 2003 was 1.39%.

One of the Company’s foreign subsidiaries has an existing agreement with a foreign bank, which provides an immediate uncommitted credit line, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($24,275) at the individual bank’s money market rate. At December 31, 2004 and 2003, borrowings under this agreement were 0.7 billion Japanese yen ($6,506) and 0.8 billion Japanese yen ($7,565), respectively. The average and year-end interest rates on borrowings under this agreement were both 1.75% for both periods.

In 2004, the same subsidiary also entered into a new agreement with a foreign bank providing for an uncommitted credit line, on a short-term basis, up to a maximum of approximately 1.0 billion Japanese yen ($9,710) at the individual bank’s money market rate. At December 31, 2004, borrowings under this agreement were 0.2 billion Japanese yen ($1,456). The average and year-end interest rates on borrowings under the agreement were both 1.35%.

Certain of the Company’s remaining foreign subsidiaries have additional agreements with foreign institutions which provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $25,944 at the individual institutions’ money market rate. These agreements have been guaranteed by the Company. At December 31, 2004 and 2003, there were no borrowings under these agreements.

Additional foreign borrowings at December 31, 2004 and 2003 consisted of 831 Euro and 890 Euro ($1,133 and $1,122, respectively). These borrowings were interest free during both periods.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

The Company has the ability to refinance its borrowings under credit lines with borrowings from the Credit Facility or Credit Agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2004 and 2003.

The Company has a Loan Agreement with Columbia County, Arkansas, which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds (“Tax-Exempt Bonds”) for the purpose of financing various solid waste disposal facilities at the Company’s Magnolia, Arkansas South Plant. The Tax-Exempt Bonds bear interest at a variable rate which approximates 65% of the federal funds rate. The average interest rates were 1.34% and 1.20% in 2004 and 2003, respectively, with year-end interest rates of 2.07% and 1.40%. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit.

NOTE 11—Capital Stock:

Preferred Stock

The Company has the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2004, no shares of the Company’s preferred stock have been issued.

Stock Purchases

During 2004, the Company purchased 27,569 common shares for $827 at an average price of $29.99 per share. During 2003, the Company purchased 693,794 common shares for $17,588, at an average price of $25.35 per share. During 2002, the Company purchased 4,015,578 common shares for $93,074, at an average price of $23.18 per share. Of the shares purchased in 2002, 4,000,000 were purchased from Bruce C. Gottwald and members of his immediate family (totaling $92,680). The Company had authorization at December 31, 2004, to purchase an additional 3,875,401 shares of its common stock.

Incentive Plans

At December 31, 2004, the Company has three incentive plans (1994, 1998 and 2003 plans). The plans provide for incentive awards payable in either cash or common stock of the Company, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), and restricted stock awards and performance awards (“stock awards”). Under the 1994 plan, a maximum of 3,200,000 shares of the Company’s common stock could be issued pursuant to the exercise of stock options, SARs or the grant of stock awards. No further grants or awards can be made under the 1994 plan. Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of the Company’s common stock could be issued as incentive awards, stock options, SARs or stock awards subject to certain limitations, the maximum aggregate number of shares that could be issued pursuant to the exercise of options is 2,600,000. No further grants or awards can be made under the 1998 plan. Under the 2003 Plan, a maximum aggregate number of 3,000,000 shares of the Company’s common stock may be issued as incentive awards, stock options, SARs or stock awards. At December 31, 2004 and 2003, 2,321,000 and 2,945,000 shares, respectively, were available under the 2003 plan. Total compensation expense associated with the Company’s incentive plans in 2004, 2003 and 2002 amounted to $18,119, $2,682 and $5,881, respectively. Stock options outstanding under the three plans have been granted at prices which are equal to the market value of the stock on the date of grant and expire 7 to 10 years after issuance. The stock options become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings, (b) the increase in fair market value of the Company’s common stock, during a specified period, from the fair market value on the date of grant, or (c) at the end of a fixed period as defined in the agreements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Below is a summary of the activity in the 1994, 1998 and 2003 plans:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
January 1, 2002	1,923,635	2,644,832	$13.13—$25.75	$19.84
Non-qualifying stock options granted	(605,000)	605,000	$23.45—$32.26	$24.44
Exercised		(185,280)	$13.13—$20.31	$13.96
Non-qualifying stock options canceled and lapsed	28,500	(28,500)	$15.94—$25.75	$23.16
Restricted stock awards canceled	72,105
Conversion of restricted stock to performance unit awards	97,250
Cancellation of shares available under 1994 plan	(557,485)
Performance based unit awards granted	(129,000)
Restricted incentive awards	(8,000)

December 31, 2002	822,005	3,036,052	$13.13—$32.26	$21.08
Non-qualifying stock options granted	(564,000)	564,000	$25.83—$27.45	$25.97
Exercised		(120,165)	$13.13—$20.00	$13.82
Non-qualifying stock options canceled and lapsed	27,750	(53,750)	$15.94—$25.83	$23.94
Performance based unit awards canceled	6,142
Performance based unit awards granted	(5,000)
2003 Plan adoption	3,000,000
Cancellation of shares available under the 1998 plan	(341,897)

December 31, 2003	2,945,000	3,426,137	$13.13—$32.26	$22.10
Non-qualifying stock options granted	(262,000)	262,000	$29.40—$34.40	$30.89
Exercised		(755,546)*	$13.13—$25.75	$17.57
Non-qualifying stock options canceled and lapsed		(23,250)	$13.13—$25.75	$17.64
Performance based unit awards granted	(337,000)
Restricted stock granted	(25,000)

December 31, 2004	2,321,000	2,909,341	$15.94—$34.40	$24.10

*	Includes 47,403 options exercised in cashless transactions

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

In January 2002, the Executive Compensation Committee of the Company’s Board of Directors approved the conversion of certain performance based restricted stock awards to performance based unit awards, reducing the potential number of shares to be issued upon meeting the original performance criteria. If the original performance criteria is met, 50% of the value of the incentive award is payable in cash and 50% of the value of the incentive award is payable in shares of Albemarle common stock, based on the closing market price of Albemarle common stock on the date of vesting. The cash and stock awards vest over a three-year period.

During 2004, 337,000 performance based unit awards were issued. The awards vest over a two-year period and are payable in the Company’s common stock.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

The following table summarizes the performance based unit awards and contingent restricted stock awards outstanding in 2002, 2003 and 2004:

Performance Based Unit Awards and Contingent Restricted Shares
Awards outstanding—January 1, 2002	276,500
Restricted stock issued to employee	(4,380)
Restricted stock issued to retirees	(7,515)
Awards canceled	(70,105)
Awards granted	258,000

Awards outstanding—December 31, 2002	452,500
Awards issued to employees	(17,333)
Awards issued to retirees	(5,215)
Awards canceled	(12,285)
Awards granted	10,000

Awards outstanding—December 31, 2003	427,667
Awards issued to employees	(72,817)
Awards issued to retirees	(330)
Awards canceled	(105,520)
Awards granted	337,000

Awards outstanding—December 31, 2004	586,000

In 2002, 16,000 other restricted incentive awards were granted and vest over a fixed period as defined in the agreements. Of the 16,000 awards granted in 2002, 5,334 and 5,333 of these awards were vested and issued during 2004 and 2003, respectively. In addition, non-performance based restricted stock for 62,000 shares was granted in previous years which vest over a fixed period. Of these 62,000 shares, 20,000 shares were vested and issued in 2003, 2002 and 2001, and 2,000 shares were cancelled in 2002. In December 2003, performance based unit awards granted in 1998 and 2000 were modified by the Executive Compensation Committee to waive further vesting after the earned awards were determined for the performance period. Total awards of 36,403 shares and equivalent values in cash were awarded to eligible participants in early 2004 and 94,850 performance unit awards contingent on performance criteria were cancelled. During 2004, non-performance based restricted stock for 25,000 shares were granted and cliff vest after three years. In addition, total awards of 165 shares and equivalent values in cash were awarded to retirees in 2004 and 10,670 performance unit awards were cancelled.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

The following table summarizes information about fixed-price stock options at December 31, 2004:

Options Outstanding					Options Exercisable
Month/Year of Grants	Exercise Prices	Number Outstanding @ 12/31/04	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable @ 12/31/04	Weighted Average Exercise Price
8 / 1996	$17.38	193,000	1.7 years	$17.38	193,000	$17.38
3 / 1998	25.25	50,000	3.3 years	25.25	40,000	25.25
4 / 1998	25.75	304,000	3.3 years	25.75	304,000	25.75
11 / 1998	25.75	20,000	3.3 years	25.75	20,000	25.75
3 / 1999	25.75	100,000	3.3 years	25.75	100,000	25.75
6 / 1999	20.00	222,550	4.5 years	20.00	111,275	20.00
1 / 2000	19.19	50,000	5.0 years	19.19	50,000	19.19
2 / 2000	15.94	163,791	2.2 years	15.94	163,791	15.94
7 / 2000	22.31	50,000	5.5 years	22.31	25,000	22.31
1 / 2001	24.38	321,000	6.1 years	24.38	321,000	24.38
7 / 2001	24.38	15,000	6.5 years	24.38	15,000	24.38
12 / 2001	24.00	5,000	7.0 years	24.00	5,000	24.00
1 / 2002	23.45	522,000	7.1 years	23.45	—	23.45
4 / 2002	27.63	6,000	7.3 years	27.63	—	27.63
6 / 2002	32.26	50,000	7.4 years	32.26	—	32.26
7 / 2002	31.58	2,000	7.5 years	31.58	—	31.58
7 / 2002	31.45	15,000	7.5 years	31.45	—	31.45
1 / 2003	25.83	458,000	8.1 years	25.83	—	25.83
1 / 2003	25.83	50,000	8.1 years	25.83	—	25.83
9 / 2003	27.45	50,000	8.8 years	27.45	—	27.45
1 / 2004	29.99	82,000	9.1 years	29.99	—	29.99
5 / 2004	29.40	15,000	9.3 years	29.40	—	29.40
8 / 2004	31.38	160,000	9.6 years	31.38	—	31.38
9 / 2004	34.40	5,000	9.8 years	34.40	—	34.40

		2,909,341			1,348,066

NOTE 12—Commitments and Contingencies:

Contractual Obligations and Contingencies

The following table summarizes the Company’s contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements:

	2005	2006	2007	2008	2009	There after
Long - term debt obligations	$170,047	$45,051	$45,056	$202,561	$144,152	$337,764
Expected interest payments on long-term debt obligations*	33,840	32,769	31,082	28,656	19,072	86,420
Operating lease obligations (rental)	8,716	5,912	3,863	3,026	2,512	23,071
Take or pay / throughput agreements	131,975	65,340	8,894	6,975	6,296	27,458
Letters of credit and guarantees	12,836	28,731	4,596	4,597	4,097	7,116
Capital projects	18,479	682	688	688	2,106	—
Additional investment commitment payments	1,151	815	805	48	—	—
Natural gas contracts	3,736	—	—	—	—	—

Total	$380,780	$179,300	$94,984	$246,551	$178,235	$481,829

*	These amounts are based on a weighted-average interest rate of 3.75% for our variable rate long-term debt obligations and an interest rate of 5.1% for the senior notes issued in January 2005.

The Company executes, through financial institutions, contracts with certain of its customers which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

blanket coverage of multiple shipments under customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at December 31, 2004, amounted to $34,853) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company also has guarantee commitments for 100% of certain operating loans outstanding (which at December 31, 2004, amounted to $330) of its joint venture company, Eurecat U.S., Inc.

Service Agreements

The Company and NewMarket Corporation (“NewMarket”) (formerly Ethyl Corporation) are parties to various agreements, dated as of February 28, 1994, pursuant to which the Company and NewMarket agreed to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, Baton Rouge, Louisiana and Feluy, Belgium. In addition, the Company and NewMarket are parties to agreements providing for the blending by the Company of NewMarket’s additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. On January 21, 2003, the Company purchased NewMarket’s antioxidants working capital, patents and other intellectual property. The Company’s billings to NewMarket in 2004, 2003 and 2002 in connection with their agreements amounted to $9,330, $9,166 and $22,638, respectively. NewMarket’s billings to the Company in 2004, 2003 and 2002, in connection with these agreements, amounted to $1,843, $1,819 and $1,917, respectively. At December 31, 2004, the Company had receivables from NewMarket of $1,587 and payables to NewMarket of $160.

The Company and MEMC Pasadena, Inc. (“MEMC Pasadena”) are parties to agreements dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which the Company provides certain utilities and services to the MEMC Pasadena site that is located at Albemarle’s Pasadena plant and on which MEMC Pasadena’s electronic materials facility is located. MEMC Pasadena agreed to reimburse Albemarle for all the costs and expenses plus a percentage fee incurred as a result of these agreements. The Company’s billings to MEMC Pasadena, in connection with these agreements amounted to $10,578 in 2004, $10,022 in 2003 and $7,402 in 2002. MEMC’s billings to the Company in 2004, 2003 and 2002, in connection with these agreements, amounted to $1,624, $2,463 and $1,120, respectively. At December 31, 2004, the Company had receivables from MEMC of $2,581 and payables to MEMC of $104.

The Company and BP, p.l.c. or its affiliates (“BP”) are parties to numerous operating and service agreements, dated as of March 1, 1996, pursuant to which the Company provides operating and support services, certain utilities and products to BP, and BP provides operating and support services, certain utilities and products to Albemarle. The Company’s billings to BP in 2004, 2003 and 2002, in connection with these agreements, amounted to $43,495, $39,598 and $34,907, respectively. BP’s billings to the Company in 2004, 2003 and 2002, in connection with these agreements, amounted to $16,231, $14,563 and $15,036, respectively. At December 31, 2004, the Company had receivables from BP of $2,831 and payables to BP of $2,535.

On December 16, 2004, BP announced that it will close its linear alpha olefins plant in Pasadena, Texas by the end of December 2005. According to BP, effective February 28, 2006, it will terminate certain operating and service agreements pursuant to which Albemarle provides operating and support services and certain utilities to BP and BP provides operating and support services and certain utilities to the Company at our facilities in Pasadena, Texas. For the year ended December 31, 2004, these agreements resulted in net payments to the Company from BP of approximately $27,264. The Company is currently negotiating with BP regarding the terms of the termination. In addition, the Company is working internally to develop a plan to mitigate the impact of the termination of these agreements.

The Company and Rhodia or its affiliates are parties to numerous operating and service agreements, dated July 23, 2003, pursuant to which the Company provides operating and support services, certain utilities and products to Rhodia, and Rhodia provides operating and support services, certain utilities and products to Albemarle. The Company’s billings to Rhodia in 2004 and 2003 in connection with these agreements amounted to $13,594 and $4,986, respectively. Rhodia’s billings to the Company in 2004 and 2003, in connection with these agreements, amounted to $11,478 and $4,196, respectively. At December 31, 2004, the Company had receivables from Rhodia of $2,387 and payables to Rhodia of $1,132.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Environmental

The Company has the following recorded environmental liabilities at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Beginning balance	$29,122	$31,443	$30,245
Additions	5,971	1,163	400
Expenditures	(2,359)	(1,396)	(2,332)
Change in estimate	(939)	(1,801)	—
Foreign exchange	1,944	3,766	3,130
SFAS No. 143 reclassification	—	(4,053)	—

Ending balance	$33,739	$29,122	$31,443

Recorded liabilities increased $4,617 from December 31, 2003 primarily due to additional indemnified liabilities associated with acquired sites and the inclusion of a reserve amounting to $700 related to pump and treat costs at the Company’s Thann, France facility that are currently in arbitration. The decrease of $2,321 from December 31, 2002, after adoption of SFAS No. 143, is due in part to a reclassification of certain environmental obligations previously accounted for under FASB Statement of Position 96-1 to other noncurrent liabilities. See Note 21, “Cumulative Effect of a Change in Accounting Principle, Net.”

The amounts recorded represent the Company’s future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $13,900 before income taxes.

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

Rental Expense

The Company has a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter:

Year	Minimum Lease Payments
2005	$8,716
2006	5,912
2007	3,863
2008	3,026
2009	2,512
Thereafter	23,071

Rental expense was approximately $19,336 for 2004, $16,250 for 2003 and $14,600 for 2002. Rental expense is shown net of rental income of $365 and $476 for 2003 and 2002, respectively.

Litigation

On April 2, 2004, Albemarle Overseas Development Company, a wholly owned subsidiary of the Company, initiated a Request for Arbitration against Aventis S.A., through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 stock purchase agreement between a predecessor to Albemarle Overseas Development and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, was acquired by Albemarle Overseas Development. The dispute relates to a chemical facility in Thann, France owned by Albemarle PPC. Under the terms of the agreement, the Company believes that Aventis is obligated to indemnify Albemarle Overseas Development and Albemarle PPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and groundwater contamination at the site in Thann.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

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

The Request for Arbitration requests indemnification of Albemarle Overseas Development by Aventis for all costs incurred by Albemarle PPC in connection with any environmental claims of the French government for the Albemarle PPC facility and a declaratory judgment as to the liability of Aventis under the agreement for costs to be incurred in the future by Albemarle PPC in connection with such claims. Arbitration related to the question of liability is currently scheduled for June 2005.

At this time, it is not possible to predict what the French government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled to be fully indemnified by Aventis for all liabilities arising from this matter but no assurance can be given that it will prevail in this matter. If the Company does not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

On June 4, 2004, the Company initiated a petition for breach of contract and declaratory judgment against Amerisure Insurance Company and Amerisure Mutual Insurance Company (f/k/a Michigan Mutual Insurance Company) in the Nineteenth Judicial District Court, Parish of East Baton Rouge, Louisiana on the grounds of the defendants’ refusal to honor their respective obligations under certain insurance policies on which the Company was named an additional insured to reimburse it for certain damages incurred by it in the discontinuance of product support for and the withdrawal from a water treatment venture. This proceeding has been removed to United States District Court for the Middle District of Louisiana where it is currently pending. The Company has also initiated formal discussions related to such damages with its primary general commercial liability carrier. No assurance can be given that the Company will prevail in this matter.

In addition, the Company is involved from time to time in legal proceedings of types regarded as common in its businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, product liability and premises liability litigation. The Company maintains a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by the Company after considering information it deems relevant. The Company also maintains insurance to mitigate certain of such risks.

NOTE 13—Pension Plans and Other Postretirement Benefits:

The Company has noncontributory defined benefit pension plans covering most U.S., Belgian, French, German, Japanese and the Netherlands employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

The Company’s U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. At that time, the Company adopted a defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004. The Company’s annual contribution to the defined contribution plan is based on 5% of eligible employee compensation and amounted to $509 in 2004. The Company also maintains a defined contribution pension plan for employees in the United Kingdom. The Company’s annual contribution to the defined contribution plan is based on a percentage of eligible employee compensation and amounted to $544 and $224 in 2004 and 2003, respectively.

As a result of the refinery catalysts business acquisition, the Company has assumed the obligation under the defined benefit plan that covers employees in the Netherlands. The actual plan assets will be transferred to the Company during 2005 and should approximate the value of the obligation assumed. The benefits for this plan will be based primarily on employee compensation and/or years of service.

Pension coverage for employees of the Company’s other foreign subsidiaries is provided through separate plans. The plans are funded in conformity with the funding requirements of applicable governmental regulations. The pension cost, actuarial present value of benefit obligations and plan assets have been combined with the Company’s other pension disclosure information presented.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

The Company provides postretirement medical benefits and life insurance for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on Company payments. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage, subject to a cap on Company payments. Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. As a result of the acquisition of the refinery catalysts business, the Company also assumed the obligation for postretirement medical benefits for employees in the Netherlands who will retire after August 2009. The benefit costs are funded principally on a pay-as-you-go basis.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Change in benefit obligations
Benefit obligation at January 1	$423,183	$401,469	$70,686	$67,069
Service cost	12,982	10,226	1,699	1,685
Interest cost	27,102	25,146	4,282	4,149
Plan amendments	570	81	(1,335)	—
Assumption changes	21,145	7,787	3,217	3,556
Actuarial loss (return)	12,047	(8,517)	(813)	(2,674)
Benefits paid	(23,113)	(18,966)	(4,380)	(3,099)
Acquisitions	70,868	420	1,478	—
Plan curtailments and settlements	854	(6)	—	—
Employee contributions	626	120	—	—
Foreign exchange loss	13,239	5,423	227	—

Benefit obligation at December 31	$559,503	$423,183	$75,061	$70,686

Change in plan assets
Fair value of plan assets at January 1	$406,115	$333,565	$7,875	$7,500
Actual return on plan assets	40,146	76,738	970	1,322
Employer contributions	4,166	12,967	3,384	2,152
Benefits paid	(21,811)	(17,772)	(4,380)	(3,099)
Foreign exchange gain	9,141	497	—	—
Acquisitions	62,710	—	—	—
Employee contributions	626	120	—	—

Fair value of plan assets at December 31	$501,093	$406,115	$7,849	$7,875

Funded status of plans
Under funded status	$(58,410)	$(17,068)	$(67,212)	$(62,811)
Adjustment to accrued position	(9)	(329)	—	—
Unrecognized net loss	192,663	159,316	9,186	7,507
Unrecognized prior service cost (benefit)	3,220	3,413	(12,076)	(12,137)
Unrecognized net transition asset	(57)	(67)	—	—

Net prepaid (accrued) benefit cost at December 31	$137,407	$145,265	$(70,102)	$(67,441)

Weighted-average assumption percentages as of December 31
Discount rate	5.49%	6.08%	5.72%	6.15%
Rate of compensation increase	2.53%	2.54%	2.56%	2.56%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$189,833	$184,508	$—	$—
Accrued benefit cost	(55,125)	(41,635)	(70,102)	(67,441)
Accumulated other comprehensive income (loss)	2,699	2,392	—	—

Net amount recognized	$137,407	$145,265	$(70,102)	$(67,441)

The accumulated benefit obligation for all defined benefit pension plans was $497,257 and $390,477 at December 31, 2004 and 2003, respectively. The net prepaid (accrued) benefit cost related to pensions is included in “prepaid pension assets” and “pension benefits” in the consolidated balance sheets. The accrued postretirement benefit cost is included in “accrued expenses” and “postretirement benefits” in the consolidated balance sheets.

The components of pension and postretirement benefits (income) expense are as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$12,982	$10,226	$9,819	$1,699	$1,685	$1,445
Interest cost	27,102	25,146	25,223	4,282	4,149	3,508
Expected return on assets	(43,000)	(41,939)	(44,556)	(511)	(490)	(476)
Plan curtailments, termination benefits and termination of insurer contracts*	898	3	842	—	—	—
Amortization of prior service cost (benefit)	741	1,529	1,529	(1,396)	(1,349)	(2,401)
Amortization of loss	3,041	969	109	294	345	282
Amortization of transition asset	(10)	(49)	(499)	—	—	—
Employee contributions	—	—	(80)	—	—	—

Benefits expense (income)	$1,754	$(4,115)	$(7,613)	$4,368	$4,340	$2,358

Weighted-average assumption percentages
Discount rate	5.95%	6.53%	7.16%	6.13%	6.60%	7.25%
Expected return on plan assets	8.35%	8.73%	9.23%	7.00%	7.00%	7.00%
Rate of compensation increase	2.61%	3.65%	4.36%	2.57%	3.75%	4.50%

*	During first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the zeolite facility in Pasadena, Texas.

In estimating the expected return on plan assets, the Company considers past performance and future expectations for the types of investments held by the plan as well as the expected long term allocation of plan assets to these investments. At December 31, 2004, the expected rates of return on pension plan assets for domestic plans and other postretirement benefit plan assets were 8.75% and 7.00%, respectively. There was no change in these rates from December 31, 2003. At December 31, 2004 and 2003, the weighted-average expected rate of return on pension plan assets for foreign plans was 5.95% and 5.00%, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

The Company’s pension and other postretirement benefit plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Asset Category:
Domestic equity	50%	48%	—%	—%
International equity	14	13	—	—
Fixed income	14	14	100	100
Absolute return aggressive	16	9	—	—
Absolute return conservative	5	9	—	—
Cash	1	7	—	—

Total	100%	100%	100%	100%

The investment objective of the U.S. pension plan assets is maximum return with a strong emphasis on preservation of capital. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset allocations include 60% in long equity managers and the remaining 40% in asset classes that provide diversification from traditional long equity holdings. Depending on market conditions, the broad asset class targets may range +/- 10%. These asset classes include, but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield equities and distressed debt. Foreign plan assets are invested either in insured plans with trustees or in investments with emphasis on preservation of capital.

Equity securities include Albemarle common stock in the amount of $672 and $509 (0.1% of total plan assets) at December 31, 2004 and 2003, respectively, for pension benefits. There were no investments in Albemarle common stock at December 31, 2004 or 2003 for other postretirement benefits.

The Company has not determined the expected 2005 pension funding; however, only one of the foreign plans has an estimated contribution of $528 and there are no other required minimum contributions to the plans. The Company expects to contribute approximately $3,600 to its other postretirement benefit plan in 2005.

The Company expects to pay the following benefit payments, which reflect expected future service, as appropriate:

	Pension Benefits	Other Postretirement Benefits
2005	$22,447	$4,019
2006	23,145	4,039
2007	24,951	4,196
2008	27,436	4,283
2009	29,611	4,442
2010-2014	180,880	26,717

The Company has a Supplemental Executive Retirement Plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees of the Company. The SERP provides for incremental pension payments partially to offset the reduction in amounts that would have been payable from the Company’s principal pension plan if it were not for limitations imposed by federal income tax regulations. Expense relating to the SERP of $1,357, $1,481 and $1,301 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. In addition to the SERP expenses noted above, the Company recorded special termination benefit charges of $898 and $842 for the years ending December 31, 2004 and 2002, respectively. The accumulated benefit obligation recognized in the Company’s consolidated balance sheet at December 31, 2004 and 2003 was $11,200 and $10,265, respectively. The benefit expenses and obligations of this SERP are included in the tables above. The Company expects to contribute $1,030 to the SERP in 2005.

        At December 31, 2004, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was decreased. The assumed health care cost trend rate for 2004 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 6%, while the trend rate for post-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%. The assumed health care cost trend rate for 2003 for pre-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 12% per year, dropping by 1% per year to an ultimate rate of 6%. For 2005, the trend rate for pre-65 coverage is 9% per year, dropping by 1% per year to an ultimate rate of 5%; the trend rate for post-65

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

coverage is 10% per year, dropping by 1% per year to an ultimate rate of 5%. The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 2% per year.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions:

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(68,796)	$(1,707)	$85,734	$1,859
Other postretirement benefits	(7,498)	(92)	8,528	57
Expected return on plan assets:
Pension	Not applicable	(4,501)	Not applicable	4,501
Other postretirement benefits	Not applicable	(78)	Not applicable	78
Rate of increase (decrease) in per capita cost of covered health care benefits	697	52	(1,044)	(77)

Other Postemployment Benefits

The Company also provides certain postemployment benefits to former or inactive employees who are not retirees. The Company funds postemployment benefits on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $847 and $915 at December 31, 2004 and 2003, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was enacted into law. The Act provided a prescription drug benefit under Medicare Part D. The Company believes its retiree health plan as it currently exists will coordinate with the Medicare Part D benefits. In May 2004, the FASB issued Staff Position SFAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FASB Staff Position SFAS No. 106-2”). FASB Staff Position SFAS No. 106-2 provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS No. 106-2 was effective for interim or annual periods beginning after June 15, 2004. The Company determined that the adoption of FASB Staff Position SFAS No. 106-2 was not a significant event under SFAS No. 106. The reduction in Company provided benefits due to the Part D coordination results in a decrease in accumulated postretirement benefit obligation of approximately $2,500 at December 31, 2004.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

NOTE 14—Income Taxes:

Income before income taxes and current and deferred income taxes (benefits) are composed of the following:

	Years Ended December 31
	2004	2003		2002
Income before income taxes:
Domestic	$42,367	$66,012		$83,793
Foreign	29,477	22,043		17,314

Total	$71,844	$88,055		$101,107

Current income taxes (benefits):
Federal	$8,951	$(3,776	)(a)	$9,145	(b)
State	843	810		909
Foreign	15,341	12,691		7,144

Total	$25,135	$9,725		$17,198

Deferred income taxes (benefits):
Federal	$(4,439)	$6,077		$10,540
State	(178)	437		683
Foreign	(3,513)	(2,349)		(335)

Total	$(8,130)	$4,165		$10,888

Total income taxes	$17,005	$13,890		$28,086

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2004		2003		2002
Federal statutory rate	35.0%		35.0%		35.0%
Foreign sales corporation/Extraterritorial income tax benefit	(3.0)		(2.7)		(2.7)
State taxes, net of federal tax benefit	0.5		0.9		0.9
Depletion	(2.6)		(2.0)		(1.8)
Revaluation of reserve requirements	(2.0	)(a)	(8.5	)(c)	—
Adjustment of tax accounts	(1.6	)(b)	—		—
Export benefit adjustment & IRS tax settlement	—		(5.1)		(2.5	)(d)
Other items, net	(2.6)		(1.8)		(1.1)

Effective income tax rate	23.7%		15.8%		27.8%

The Company is subject to periodic audit by tax authorities. In the United States, the Internal Revenue Service (“IRS”) has completed a review of the Company’s income tax returns through the year 1999. For the years after 1999, the Company’s income tax returns are either under review or could be subject to review.

Notes to Income Taxes Tables:

(a)	During 2004, the Company evaluated its reserves in regards to the statutory closing of prior tax years, and adjusted the reserves accordingly.

(b)	In connection with the ongoing evaluation of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, the Company determined that certain of its reported income tax accounts were overstated based on its detailed reviews. Accordingly, the Company recorded a $1,121 benefit associated with the adjustments of its income tax accounts for the year ended December 31, 2004. Additionally, the Company determined non-profit and loss-related differences in its taxable income calculations for certain of its past income tax returns relating mainly to depreciation adjustments recorded for purposes of determining taxable income. These differences, which amounted to approximately $9,400 in deferred income tax liabilities as of December 31, 2004, were apportioned between current income tax payable (approximately $3,500) and deferred income tax liabilities.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

(c)	During 2003, the Company received a $6,199 tax refund including interest of $2,715 ($1,730 after income taxes) relating to the IRS’s examination of the Company’s 1996 and 1997 tax returns and released $7,516 to earnings upon finalization of IRS’s examination of the Company’s 1998 and 1999 tax returns.

(d)	On April 25, 2002, the Company received a favorable tax settlement of $4,509, which included interest of $2,017 (reflected in other (expense) income, net including minority interest), from the IRS on its claims for adjustments of export benefits for the years 1994 and 1995.

The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 2004 and 2003, consist of the following:

	2004	2003
Deferred tax assets:
Postretirement benefits other than pensions	$25,366	$24,419
Accrued employee benefits	16,032	4,120
Undistributed earnings of foreign subsidiaries	4,893	3,018
Environmental accruals	5,507	3,692
Asset retirement obligations	3,320	3,018
Subsidiaries’ net operating loss carryforwards	2,912	1,002
Inventories	2,801	13,217
Other	4,471	2,542

Deferred tax assets	65,302	55,028

Deferred tax liabilities:
Depreciation	214,347	116,076
Pensions	60,639	57,559
Foreign currency translation adjustments	27,626	14,205
Other	1,964	1,875

Deferred tax liabilities	304,576	189,715

Net deferred tax liabilities	$239,274	$134,687

Reconciliation to consolidated balance sheets:
Current deferred tax assets	$9,477	$8,978
Deferred tax liabilities	248,751	143,665

Net deferred tax liabilities	$239,274	$134,687

NOTE 15—Special Items:

In 2004, the Company recorded a first-quarter special charge of $3,449 relating to layoffs of 53 employees associated with the closing of its Pasadena, Texas zeolite facility. There were additional first-quarter expenses associated with the layoffs of $1,058 pertaining to relocation fees and related SFAS No. 88 curtailment charges as well as a second quarter charge of $550 for the zeolite facility cleanout costs. The Company reversed $199 of excess first-quarter 2004 layoff costs in the third-quarter.

In 2003 and 2002, the Company reduced operating costs through involuntary separation programs that resulted in special charges of $7,503 and $1,550, respectively. The 2003 and 2002 programs impacted a total of 89 and 18 salaried employees, respectively.

The following table summarizes the workforce reduction charges outlined above.

	2004	2003	2002
Beginning accrual balance	$1,193	$761	$2,319
Workforce reduction charges, net	3,449	7,503	1,550
Payments	(3,891)	(6,861)	(3,108)
Amount reversed to income	(751)	(210)	—

Ending accrual balance	$—	$1,193	$761

At December 31, 2003, the Company recorded a SFAS No. 144 charge for real estate held for sale of $2,546. The charge resulted from a transaction whereby the State of Louisiana, through its Department of Economic Development (“LED”) and the Company

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

entered into a Cooperative Endeavor Agreement (“CEA”) whereby LED can purchase 157 acres of land and thirteen buildings located in East Baton Rouge Parish, Louisiana in three increments. The total cash payment for the facilities, part of which is subject to the appropriation of funds by the State Legislature, will be paid out in three phases over two years and will amount to $6,000. Upon completion of phase three, the Company will commit to maintain certain payroll levels in the State through 2012. Should Company payroll fall below certain thresholds, the State would be entitled to a penalty payment.

NOTE 16—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company’s financial instruments is as follows:

Cash and Cash Equivalents, Accounts and Other Receivables and Accounts Payable—The carrying value approximates fair value due to their short-term nature.

Long-Term Debt—The carrying value of the Company’s long-term debt reported in the accompanying consolidated balance sheets at December 31, 2004 and 2003 approximates fair value since substantially all of the Company’s long-term debt bears interest based on prevailing variable market rates currently available in the countries in which the Company has borrowings.

Foreign Currency Exchange Contracts—The fair values of the Company’s forward currency exchange contracts are estimated based on current settlement values. There were no outstanding forward contracts at December 31, 2004. At December 31, 2003, the fair value of the forward contracts represented a net liability position of less than $1.

NOTE 17—Acquisitions:

Effective January 1, 2004, the Company acquired the business assets (including inventory), customer lists and other intangibles of Taerim International Corporation (“Taerim”) and formed Albemarle Korea Corporation located in Seoul. Taerim was formerly Albemarle’s Korean distributor and representative. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. The acquisition purchase price totaled $3,337, payable in cash and long-term payables due over five years.

On July 31, 2004, the Company completed the acquisition of the refinery catalysts business of Akzo Nobel N.V. for approximately $763,000 funded by a combination of a bridge loan and long-term financing. In the fourth quarter of 2004, the Company adjusted the purchase price by approximately $23,000 due primarily to a payment to Akzo Nobel as part of the post-closing working capital adjustments. Following this acquisition, the Company transferred the existing polyolefin catalysts business from the Polymer Chemicals segment, which was renamed Polymer Additives, to a newly created Catalysts segment, which also includes the assets acquired from Akzo Nobel. The Company’s operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals. Additionally, the Company acquired 50% ownership of non-consolidated joint ventures in Brazil (FCC SA), Japan (Nippon Ketjen) and France (Eurecat, with affiliates in the United States, Saudi Arabia and Italy). The addition of the refinery catalysts business provides a new platform to broaden Albemarle’s portfolio of specialty chemicals and service solutions, and expands our interaction with a global customer base that plays a key role in the world economy. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. The purchase price allocation is not final at the time of this filing due to working capital and other contractual settlement issues with the seller as well as the establishment of final tangible and intangible asset values under review with third party valuation consultants. However, the Company does not expect the final purchase price accounting to differ materially from the amounts reported at December 31, 2004. The Company expects the major elements of the purchase price allocation to be completed in the first quarter of 2005, with the exception of working capital and other contractual issues which are subject to final negotiation and settlement procedures pursuant to the terms of the International Share and Business Sale Agreement. See Note 18, “Pro Forma Financial Information (Unaudited).”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

The preliminary purchase price allocation is summarized below.

Cash	$31,341
Accounts receivable	77,236
Inventory	113,065
Other current assets	5,736
Property, plant and equipment	380,000
Other assets	100,363
Goodwill and other intangibles	282,081
In-process research and development assets	3,000
Current liabilities	(45,032)
Noncurrent deferred tax liabilities	(101,167)
Other non-current liabilities	(25,043)
Long-term environmental liabilities	(4,092)

Net cash paid	817,488
Less: cash acquired	(31,341)

Net cash paid less cash acquired	$786,147

On January 21, 2003, the Company acquired NewMarket Corporation’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $26,579. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. A summary of the final purchase price allocation is included in the summary below.

On July 23, 2003, the Company, through its wholly owned subsidiary Albemarle Virginia Corporation, acquired Rhodia’s global organophosphorus and ammonium polyphosphate flame retardants businesses for $80,578. As part of this transaction, Albemarle acquired a production site in Avonmouth, United Kingdom. Albemarle will be supplied with flame retardants and intermediates manufactured at Rhodia’s sites in Charleston, S.C., and Oldbury and Widnes in the United Kingdom. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Note 18, “Pro Forma Financial Information (Unaudited).” A summary of the purchase price allocation, which was finalized in 2004, is included in the summary below.

On December 2, 2003, the Company, through its wholly owned subsidiary Albemarle Chemicals SAS, acquired the bromine fine chemicals business of Atofina Chemicals, Inc. (“Atofina”) for $8,473. The transaction included the transfer to Albemarle of Atofina’s production site in Port de Bouc, France, as well as a long-term supply agreement with Atofina for certain fine chemicals. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in the Company’s consolidated results of operations from the date of acquisition. See Note 18, “Pro Forma Financial Information (Unaudited).” A summary of the purchase price allocation, which was finalized during the fourth quarter of 2004, is included in the summary below.

A summary of the assets acquired and liabilities assumed for the NewMarket Corporation, Rhodia and Atofina acquisitions, which were acquired on January 21, 2003, July 23, 2003 and December 2, 2003, respectively, is presented as follows.

Accounts receivable	$4,810
Inventory	14,002
Property, plant and equipment	23,514
Other assets	3,174
Goodwill and other intangibles	80,019
Noncurrent deferred tax assets	1,468
Current liabilities	(2,786)
Other non-current liabilities	(6,314)
Long-term environmental liabilities	(2,257)

Net cash paid	$115,630

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

On May 31, 2001, the Company, through its wholly owned subsidiary Albemarle Deutschland GmbH, acquired Martinswerk GmbH for approximately $34,000 in cash plus expenses and the assumption of approximately $55,000 in current and long-term liabilities. During the fourth quarter of 2004, an income tax settlement involving a pre-acquisition deferred tax balance resulted in a decrease of $827 in deferred tax liabilities and intangible assets ($566 in patents and $261 in customer list) in the final purchase price allocation.

NOTE 18—Pro Forma Financial Information (Unaudited):

The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2004 and 2003, respectively, as if the acquisition of the refinery catalysts business, which was acquired on July 31, 2004, had been completed as of the beginning of each of the periods presented. In addition, the pro forma information includes the Rhodia and Atofina business acquisitions, which were acquired on July 23, 2003, and December 2, 2003, respectively, as if they occurred at the begining of the year ended December 31, 2003. The pro forma data gives effect to actual operating results prior to the acquisitions, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense, various other (expense) income statement accounts and related income tax effects associated with the acquisitions. Additionally, non-recurring items associated with refinery catalysts business acquisition including acquired inventory step-up charges of $13,400 ($8,536 after income taxes, or 20 cents per diluted share), in-process research & development (“R&D”) charges of $3,000, or 7 cents per diluted share, and acquisition-related euro-denominated hedge contract net losses for the year ended December 31, 2004 totaling $12,848 ($8,184 after income taxes, or 19 cents per diluted share), are reflected in the pro forma data for each of the periods presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	For the Year Ended December 31,
	2004	2003
Net sales	$1,796,704	$1,563,266

Income before cumulative effect of a change in accounting principle	$70,445	$78,395

Net income	$70,445	$76,175

Basic earnings per share before cumulative effect of a change in accounting principle	$1.69	$1.90

Diluted earnings per share before cumulative effect of a change in accounting principle	$1.66	$1.86

Basic earnings per share	$1.69	$1.85

Diluted earnings per share	$1.66	$1.81

The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows:

	For the Year Ended December 31,
	2004	2003
Depreciation and amortization	$116,271	$119,309

Interest and financing expenses	$30,840	$31,103

Income taxes	$21,911	$12,328

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

NOTE 19—Operating Segments and Geographic Area Information:

Effective August 1, 2004, following the acquisition of the refinery catalysts business, the Company realigned its operating segments. The polyolefin catalysts products’ net sales, operating profit and identifiable assets were moved from the Polymer Chemicals segment into the new Catalysts operating segment, with the remainder of the Polymer Chemicals operating segment businesses being renamed Polymer Additives. The Polymer Additives and Catalysts operating segment data herein are recast for net sales, operating profit and identifiable assets for each of the years ended December 31, 2003 and 2002 to reflect the realignment. Since the realignment, the Company has operated as a global manufacturer of specialty polymer chemicals, catalysts and fine chemicals, grouped into three operating segments: Polymer Additives, Catalysts and Fine Chemicals. Since the realignment, the Polymer Additives operating segment is comprised of the flame retardants and polymer additives product areas. The Catalysts operating segment is comprised of the refinery catalysts and polyolefin catalysts product areas. The Fine Chemicals operating segment is comprised of the performance chemicals, pharmachemicals, agrichemicals, and fine chemistry services and intermediates product areas.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its operating segments based on operating profit which represents income before income taxes, and before interest and financing expenses and other (expense) income, net including minority interest. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Corporate & Other” column includes corporate-related items not allocated to the reportable segments.

Operating Segment Results	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
2004
Net sales	$726,275	$283,394	$504,068	$—	$1,513,737
Operating profit(a)	84,108	15,254	38,697	(35,978)	102,081
Identifiable assets	566,069	927,661	482,108	446,907	2,442,745
Goodwill	24,322	145,824	20,029	—	190,175
Depreciation and amortization	33,955	18,912	43,770	631	97,268
Capital expenditures	19,563	16,288	21,269	532	57,652

2003
Net sales	$547,461	$82,959	$479,817	$—	$1,110,237
Operating profit(a)	58,527	12,305	48,526	(26,534)	92,824
Identifiable assets	501,694	69,862	501,219	314,516	1,387,291
Goodwill	18,040	—	18,792	—	36,832
Depreciation and amortization	30,822	5,920	46,617	655	84,014
Capital expenditures	16,725	3,189	20,829	315	41,058

2002
Net sales	$460,208	$92,436	$455,274	$—	$1,007,918
Operating profit(a)	56,325	9,030	59,975	(22,511)	102,819
Identifiable assets	347,888	78,067	476,499	297,944	1,200,398
Goodwill	11,113	—	16,403	—	27,516
Depreciation and amortization	27,402	6,447	46,066	688	80,603
Capital expenditures	11,174	4,483	22,120	605	38,382

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Net Sales(b)(c)	2004	2003	2002
United States	$568,069	$475,221	$477,648
Foreign	945,668	635,016	530,270

Total	$1,513,737	$1,110,237	$1,007,918

Long-Lived Assets as of December 31	2004	2003	2002
United States	$659,866	$384,818	$399,821
Netherlands	331,735	—	—
France	100,014	98,207	87,725
United Kingdom	92,532	89,874	9,823
Other foreign countries	115,965	72,690	56,873

Total	$1,300,112	$645,589	$554,242

Notes:

(a)	Includes the effects of foreign exchange transaction (losses) gains of ($1,960), $1,424 and $1,652 in 2004, 2003 and 2002, respectively.

(b)	No sales in a foreign country exceed 10% of the Company’s total net sales.

(c)	Net sales are attributed to countries based upon shipments to final destination.

Polymer Additives’ net sales from external customers include flame retardants (annual net sales of $531,935, $397,056 and $333,524 for 2004, 2003 and 2002, respectively) and stabilizers and additives (annual net sales of $194,340, $150,405 and $126,684 for 2004, 2003 and 2002, respectively). Catalysts’ net sales from external customers include polyolefin catalysts (annual net sales of $98,862, $82,959 and $92,436 for 2004, 2003 and 2002, respectively) and refinery catalysts (annual net sales of $184,532 for 2004.) Fine Chemicals’ net sales from external customers include performance chemicals (annual net sales of $285,554, $293,293 and $276,566 for 2004, 2003 and 2002, respectively) and pharmachemicals, agrichemicals and fine chemistry services and intermediates business (annual net sales of $218,514, $186,524 and $178,708 for 2004, 2003 and 2002, respectively).

NOTE 20—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$322,009	$326,759	$413,904	$451,065
Gross profit(a)(b)	$60,784	$66,428	$76,108	$95,629
Special items(c)	$4,507	$550	$(199)	$—
Net income (d)(e)(f)	$13,607	$20,768	$827	$19,637
Basic earnings per share	$.33	$.50	$.02	$.47
Shares used to compute basic earnings per share	41,365	41,538	41,588	41,777
Diluted earnings per share	$.32	$.49	$.02	$.46
Shares used to compute diluted earnings per share	42,200	42,282	42,544	43,083

2003
Net sales	$266,739	$271,823	$276,551	$295,124
Gross profit	$58,542	$60,232	$56,008	$63,728
Special items(g)	$—	$—	$7,503	$2,546
Income before cumulative effect of a change in accounting principle, net	$23,787	$23,734	$9,856	$16,788
Net income (h)(i)	$21,567	$23,734	$9,856	$16,788
Basic earnings per share on income before cumulative effect of a change in accounting principle, net	$.57	$.58	$.24	$.41
Basic earnings per share(h)	$52	$.58	$.24	$.41
Shares used to compute basic earnings per share	41,496	41,208	41,177	41,141
Diluted earnings per share on income before cumulative effect of a change in accounting principle, net	$.56	$.56	$.23	$.40
Diluted earnings per share(h)	$.51	$.56	$.23	$.40
Shares used to compute diluted earnings per share	42,286	42,046	42,137	42,113

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

Notes:

(a)	Cost of goods sold includes a third-quarter 2004 cash settlement in which the Company and a former insurer settled a dispute related to payments to be made to the Company in connection with certain insurance coverage for the period 1950 through 2000. Pursuant to the agreement, the Company will receive $6,945 ($4,424 after income taxes) with $4,208 paid at the settlement date and future payments to be made on February 1, 2005 and 2006. Cost of goods sold also includes a third-quarter 2004 charge amounting to $3,396 ($2,163 after income taxes) related to the establishment of a valuation reserve for the potential recoverability of an insurance claim receivable relating to the discontinuance of product support for, and the withdrawal from, a water treatment venture.

(b)	Acquisition-related cost totaling $13,400 ($8,536 after income taxes) relates to a third-quarter charge for the step-up increase in acquired inventory to fair value associated with the acquisition of the refinery catalysts business.

(c)	Special items for 2004 include a first-quarter 2004 charge totaling $4,507 ($2,871 after income taxes) for layoffs at the Pasadena plant zeolite facility and associated SFAS No. 88 curtailment charges, a second-quarter 2004 charge totaling $550 ($350 after income taxes) related to the cleanup of the zeolite facility and a third-quarter benefit of $199 related to the reversal of excess first-quarter 2004 layoff costs reserves.

(d)	Third-quarter 2004 includes a purchased R&D charges amounting to $3,000, consisting of the write-off of the estimated research and development costs associated with the acquisition of the refinery catalysts business.

(e)	Third-quarter 2004 includes an interest and financing expenses charge to write-off deferred financing expenses totaling $528 ($336 net of income taxes).

(f)	Third-quarter 2004 includes a charge in other (expense) income, net of minority interest for foreign exchange hedging costs totaling $12,848 ($8,184 after income taxes), associated with contracts entered into by the Company to hedge the euro-denominated purchase price for the acquisition of the refinery catalysts business.

(g)	Special items charge for the third quarter of 2003 totaled $7,503 ($4,780 after income taxes). This charge resulted from workforce reduction programs at certain of the Company’s facilities. The fourth quarter special charge related to a SFAS No. 144 charge for real estate held for sale, totaling $2,546 ($1,622 after income taxes).

(h)	On January 1, 2003, the Company implemented SFAS No. 143, “Accounting for Asset Retirement Obligations.” The cumulative effect of the change in accounting principle, net resulting from the implementation of the standard was $3,485 ($2,220 after income taxes).

(i)	During 2003, the Company received a $6,199 tax refund including interest of $2,715 ($1,730 after income taxes) relating to the IRS’s examination of the Company’s 1996 and 1997 tax returns and released $7,516 in valuation reserves to earnings during the quarter ended June 30, 2003, upon finalization of IRS’s examination of the Company’s 1998 and 1999 tax returns.

NOTE 21—Cumulative Effect of a Change in Accounting Principle, Net:

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Upon its initial adoption, SFAS No. 143 required the Company to recognize the fair value of its liabilities for asset retirement obligations for identified assets for which there are future retirement obligations. These future obligations are comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of SFAS No. 143 on the Company’s consolidated statements of income is reflected as a cumulative effect of a change in accounting principle amounting to $3,485 ($2,220 after income taxes of $1,265). The following table reflects the changes in the beginning and ending carrying amounts associated with the long-lived assets and asset retirement obligations under SFAS No. 143 for 2003 and 2004:

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

	Long Lived Asset	Accumulated Depreciation	Asset Retirement Obligations
Balance at implementation, January 1, 2003	$6,520	$(3,083)	$(6,922)
Reclassification of environmental reserve at implementation	—	—	(4,053)
Additional asset retirement obligations	—	—	(82)
Depreciation during 2003	—	(382)	—
Accretion interest during 2003	—	—	(394)
Foreign exchange impact	—	—	(2)

Balance at December 31, 2003	$6,520	$(3,465)	$(11,453)

Additional asset retirement obligations	—	—	(125)
Depreciation during 2004	—	(381)	—
Accretion interest during 2004	—	—	(425)
Foreign exchange impact	—	—	(3)

Balance at December 31, 2004	$6,520	$(3,846)	$(12,006)

Had SFAS No. 143 been in effect as of January 1, 2002, the impact on the Company’s consolidated statements of income would have been immaterial for the year ended December 31, 2002 and the asset retirement obligation would have been $10,975 and $10,409 as of December 31, 2002 and January 1, 2002, respectively.

NOTE 22—Cost of Goods Sold:

Cost of goods sold for 2004 includes a third-quarter cash settlement in which the Company and a former insurer settled a dispute related to payments to be made to the Company in connection with certain insurance coverage for the period 1950 through 2000. Pursuant to the agreement, the Company will receive $6,945 ($4,424 after income taxes) with $4,208 paid at the settlement date and future payments to be made on February 1, 2005 and 2006. Cost of goods for 2004 also includes a third-quarter charge amounting to $3,396 ($2,163 after income taxes) for the establishment of a valuation reserve for the potential recoverability of an insurance claim receivable relating to the discontinuance of product support for, and the withdrawal from, a water treatment venture. The Company is continuing to pursue the entire amount of this receivable vigorously.

NOTE 23—Acquisition Related Costs:

During the third quarter of 2004, the Company acquired the refinery catalysts business. In connection with the acquisition, the Company incurred certain acquisition-related costs including a costs of goods sold charge totaling $13,400 ($8,536 after income taxes) which related to the step-up increase in acquired inventory to fair value associated with acquisition, a charge to other (expense) income, net of minority interest for foreign exchange hedging costs totaling $12,848 ($8,184 after income taxes), associated with contracts entered into by the Company to hedge the euro-denominated purchase price for the acquisition, a purchased in-process R&D charges amounting to $3,000 associated with deferred research and development costs of the acquired business, and a charge to interest and financing expenses to write-off deferred financing expenses totaling $528 ($336 net of income taxes).

NOTE 24— Subsequent Event:

On January 14, 2005, the Company announced concurrent public offerings of 4,488,420 shares of its common stock and $325,000 of senior notes. The common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by the Company’s underwriters, totaled 5,061,420 shares, of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family. Albemarle did not receive any proceeds from the sale of these shares by the selling shareholders. Both offerings closed on January 20, 2005 with a common stock sale price of $34.00 per share and the sale of $325,000 aggregate principal amount of senior notes in the senior notes offering at the public offering price of 99.897% of par. The Company used the net proceeds from both if its offerings of $469,800 to repay the $450,000 364-day bridge loan that the Company incurred in connection with its acquisition of the refinery catalysts business.

Albemarle Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Albemarle Corporation:

We have completed an integrated audit of Albemarle Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 21, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Albemarle Corporation and Subsidiaries

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the refinery catalysts business acquired from Akzo Nobel N.V. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during July 2004. We have also excluded the refinery catalysts business acquired from Akzo Nobel N.V. from our audit of internal control over financial reporting. The refinery catalysts business acquired from Akzo Nobel N.V. is a wholly owned subsidiary whose total assets and total revenues represent approximately 24% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/S/ PricewaterhouseCoopers LLP

Richmond, Virginia March 8, 2005

Albemarle Corporation and Subsidiaries

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of Albemarle’s management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on the Consolidated Financial Statements

Albemarle Corporation’s management has prepared the consolidated financial statements and related notes appearing on pages 38 through 74 in conformity with accounting principles generally accepted in the United States. In so doing, Albemarle management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management’s judgments and estimates. Financial data appearing elsewhere in this Annual Report on Form 10-K is consistent with these consolidated financial statements.

The consolidated financial statements included in the Annual Report on Form 10-K have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their audit was made in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report which appears herein. The Audit Committee of the Board of Directors, composed only of independent directors, meets with management, the outsourced independent internal auditors and the independent registered public accounting firm to discuss accounting, auditing and financial reporting matters. The independent registered pubic accounting firm is retained by the Audit Committee.

Management’s Report on Internal Control over Financial Reporting

The management of Albemarle Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management excluded the refinery catalysts business acquired from Akzo Nobel N.V. on July 31, 2004 in a material business combination transaction from its assessment of internal control over financial reporting as of December 31, 2004. The refinery catalysts business’ total assets and total revenues represent approximately 24% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Albemarle Corporation and Subsidiaries

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

NONE

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) under the caption “Election of Directors” concerning directors and persons nominated to become directors of the Company and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The names, ages and biographies of all executive officers and other officers of the Company as of March 11, 2005 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (April 20, 2005).

Name	Age	Position

William M. Gottwald	57	Chairman of the Board of Directors

Floyd D. Gottwald, Jr.	82	Vice Chairman of the Board of Directors and Chairman of the Executive Committee

Mark C. Rohr	53	President and Chief Executive Officer

Paul F. Rocheleau	51	Senior Vice President and Chief Financial Officer

George A. Newbill	61	Senior Vice President—Manufacturing Operations

John M. Steitz	46	Senior Vice President—Business Operations

William B. Allen, Jr.	40	Corporate Controller

John G. Dabkowski	56	Vice President—Polymer Additives

Jack P. Harsh	52	Vice President—Human Resources

Raymond Hurley	52	Vice President—Catalysts

Luther C. Kissam, IV	40	Vice President, General Counsel and Secretary

John J. Nicols	40	Vice President—Fine Chemicals

C. Kevin Wilson	42	Treasurer

Ronald C. Zumstein	43	Vice President—Health, Safety and Environment

Albemarle Corporation and Subsidiaries

William M. Gottwald was elected Chairman of our board of directors on March 28, 2001, having previously served as Vice President—Corporate Strategy of our company since 1996. Dr. Gottwald joined our company in 1996 after being associated with Ethyl Corporation (provider of value-added manufacturing and supply solutions to the chemical industry and subsidiary of NewMarket Corporation) for 15 years in several assignments, including Senior Vice President and President of Whitby, Inc., an Ethyl subsidiary. Dr. Gottwald has been a member of our board of directors since 1999. He is also a director of Tredegar Corporation.

Floyd D. Gottwald, Jr. was elected Vice Chairman of our board of directors and Chairman of our Executive Committee on October 1, 2002, having previously served as Chairman of our Executive Committee and Chief Executive Officer of our company from March 28, 2001 through September 30, 2002, and Chairman of our board of directors and Executive Committee and Chief Executive Officer of our company prior thereto. Mr. Gottwald has been a member of our board of directors since 1994. He is also a director of Tredegar Corporation.

Mark C. Rohr was elected President and Chief Executive Officer of our company effective October 1, 2002. Mr. Rohr served as President and Chief Operating Officer of our company from January 1, 2000 through September 30, 2002. Previously, Mr. Rohr served as Executive Vice President—Operations of our company from March 22, 1999 through December 31, 1999. Before joining our company, Mr. Rohr served as Senior Vice President, Specialty Chemicals of Occidental Chemical Corporation (chemical manufacturer with interests in basic chemicals, vinyls, petrochemicals and specialty products and subsidiary of Occidental Petroleum Corporation).

Paul F. Rocheleau joined our company effective June 15, 2002 as Senior Vice President and Chief Financial Officer. Before joining our company, he was appointed to our board of directors and had served as a consultant to our company and to CCA Industries, Inc. (a private equity firm). From 1997 to 2000, Mr. Rocheleau served as Chief Executive Officer of Albright & Wilson plc (developer and manufacturer of value-added chemicals acquired by Rhodia SA in 2000).

George A. Newbill was promoted to Senior Vice President—Manufacturing Operations of our company effective January 1, 2004. He served as Vice President—Manufacturing Operations of our company from May 1, 2003 until his promotion, having previously served as Vice President—Sourcing Organization from January 1, 2000 until May 1, 2003 and Vice President—Manufacturing since 1993. Mr. Newbill joined our company in June 1965.

John M. Steitz was appointed to Senior Vice President—Business Operations of our company effective January 1, 2004. Mr. Steitz served as Vice President—Business Operations of our company from October 2002 until his current appointment. From July 2000 until October 2002, Mr. Steitz served as Vice President—Fine Chemicals on a global basis. Before joining our company, he was Vice President and General Manager—Pharmaceutical Chemicals of Mallinckrodt, Incorporated (global provider of specialty healthcare products in the areas of diagnostic imaging, respiratory care and pain relief, and business unit of Tyco Healthcare) for 22 years.

William B. Allen, Jr. was promoted to Corporate Controller of our company effective September 1, 2003. Previously, Mr. Allen served as the Director of Financial Analysis and Planning from July 2002 until September 2003, and as the Finance Director for European, Middle East and African operations from April 1998 until July 2002. Mr. Allen joined our company in 1994.

John G. Dabkowski joined our company in June 1973 and has served as Vice President—Polymer Additives since September 23, 2004, having previously served as Vice President—Polymer Chemicals of our company since September 1997. Previously, he served as Vice President and General Manager of Specialty Chemicals from March 1994 until September 1997.

Jack P. Harsh was elected Vice President—Human Resources of our company effective December 1, 1998. Mr. Harsh joined our company effective November 16, 1998, from Union Carbide Corporation (producer of chemicals and polymers and subsidiary of The Dow Chemical Company), where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization.

Raymond Hurley was elected Vice President—Catalysts on September 23, 2004. Before our acquisition of the Akzo Nobel refinery catalysts business, Mr. Hurley served as President of the Akzo Catalysts Business. Mr. Hurley joined Akzo Nobel as Technology Manager for Metal Soaps, Coatings and PVC in 1983, having previously spent five years as chemist/lab manager with Tenneco Chemicals. He serves on the board of the joint ventures in which we acquired interests as a result of our acquisition of the refinery catalysts business.

Albemarle Corporation and Subsidiaries

Luther C. Kissam, IV joined our company and was elected Vice President, General Counsel and Secretary of our company effective September 30, 2003. Before joining our company, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Co. (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

John J. Nicols joined our company in February 1990 and has served as Vice President—Fine Chemicals of our company since June 2002. Previously, Mr. Nicols served as a Divisional Vice President since March 2002, and Global Business Director since February 1999.

C. Kevin Wilson joined our company in May 2004 and was elected Treasurer effective July 1, 2004. Before joining our company, Mr. Wilson served as Vice President and Treasurer of Solutia Inc. (specialty chemicals manufacturer) from January 2001 until May 2004, having previously served as Assistant Treasurer and Director, Finance of Solutia from August 1997 until January 2001. Previously, Mr. Wilson served as the Director of International Treasury for Mallinckrodt Incorporated from 1994 until August 1997.

Ronald C. Zumstein was elected Vice President—Health, Safety and Environment of our company effective March 1, 2003. Previously, Dr. Zumstein served as Plant Manager since March 1, 1999.

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

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 6, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

This information is contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

This information is contained in the Proxy Statement under the caption “Audit Committee Report —Fees Billed by PricewaterhouseCoopers” and is incorporated herein by reference.

Albemarle Corporation and Subsidiaries

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 38 to 74:

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

2.1	International Share and Business Sale Agreement, dated as of July 16, 2004, by and between Albemarle Catalysts International, L.L.C., Albemarle Corporation and Akzo Nobel, N.V. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 16, 2004, and incorporated herein by reference].

3.1	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2	Bylaws of the registrant [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 24, 2004 (No. 1-12658) and incorporated herein by reference].

4.1	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 20, 2005 (No. 1-12658) and incorporated herein by reference].

4.2	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 20, 2005 (No. 1-12658) and incorporated herein by reference].

4.3	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

10.1	Credit Agreement, dated as of September 10, 2002, between the Company, Bank of America, N.A., as administrative agent and Fortis USA Finance LLC, Suntrust Bank and The Bank of New York, as co-agents and certain commercial banks [filed as Exhibit 10.1 to the Company’s Third Quarter 2002 Form 10-Q (No. 1-12658) and incorporated herein by reference].

10.1.1	Credit Agreement, dated as of July 29, 2004, among Albemarle Corporation, Albemarle Catalysts International, L.L.C. and certain other subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.1 to the Company’s Form 10-Q for the Second Quarter Ended June 30, 2004 (No. 1-12658) filed on August 9, 2004, and incorporated herein by reference].

10.1.2	364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.2 to the Company’s Form 10-Q for the Second Quarter Ended June 30, 2004 (No. 1-12658) filed on August 9, 2004, and incorporated herein by reference].

10.2	The Company’s 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Form S-1 (No. 33-77452), and incorporated herein by reference].

10.2.1	Amendment to the Company’s 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002, filed as Exhibit 10.2.1 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

10.4	The Company’s Supplemental Executive Retirement Plan dated April 26, 2000 [filed as Exhibit 10.5 to the Company’s Form 10-K for 2000 (No. 1-12658), and incorporated herein by reference].

10.7	The Company’s 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Form 10-K for 2002 (No. 1-12658), and incorporated herein by reference].

10.7.1	Amendment to the Company’s 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Form 10-K for 2003 (No. 1-12658), and incorporated herein by reference].

10.8	The Company’s compensation arrangement with Mark C. Rohr dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Form 10-K for 1999 (No. 1-12658), and incorporated herein by reference].

10.8.1	Amendment to Mark C. Rohr’s compensation arrangement dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.8.2	The Company’s compensation arrangement with Paul F. Rocheleau dated May 8, 2002 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.8.3	Amendment to Paul F. Rocheleau’s compensation arrangement dated March 4, 2005 [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.9	The Company’s Executive Deferred Compensation Plan, adopted December 18, 2001, [filed as Exhibit 10.10 to the Company’s Form 10-K for 2001 (No. 1-12658) and incorporated herein by reference].

10.10	The Company’s 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Form DEF 14A for 2002 (No. 1-12658), and incorporated herein by reference].

10.11	The Company’s Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Form 10-K for 2003 (No. 1-12658), and incorporated herein by reference].

10.12	2005 Named Executive Officer Salary and Bonus Information [filed as Item 1.01 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.13	Summary of Director’ Compensation filed herewith.

10.14	Form of Stock Option Agreement filed herewith.

10.15	Form of Restricted Stock Agreement filed herewith.

11.1	Statements re: Computation of Pro Forma Earnings Per Share for years ended December 31, 2004, 2003 and 2002.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1	Significant Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Five-Year Summary.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)
By:	/s/ WILLIAM M. GOTTWALD
(William M. Gottwald) Chairman of the Board

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2005.

Signature	Title

/s/ WILLIAM M. GOTTWALD (William M. Gottwald)	Chairman of the Board and Director

/s/ FLOYD D. GOTTWALD, JR. (Floyd D. Gottwald, Jr.)	Vice Chairman of the Board, Chairman of the Executive Committee and Director

/s/ MARK C. ROHR (Mark C. Rohr)	President, Chief Executive Officer and Director (principal executive officer)

/S/ PAUL F. ROCHELEAU (Paul F. Rocheleau)	Senior Vice President and Chief Financial Officer (principal financial officer)

/S/ WILLIAM B. ALLEN, JR. (William B. Allen, Jr.)	Corporate Controller (principal accounting officer)

/s/ LLOYD B. ANDREW (Lloyd B. Andrew)	Director

/s/ J. ALFRED BROADDUS, JR. (J. Alfred Broaddus, Jr.)	Director

/s/ JOHN D. GOTTWALD (John D. Gottwald)	Director

/s/ RICHARD L. MORRILL (Richard L. Morrill)	Director

/s/ SEYMOUR S. PRESTON III (Seymour S. Preston III)	Director

/s/ CHARLES E. STEWART (Charles E. Stewart)	Director

/s/ ANNE M. WHITTEMORE (Anne M. Whittemore)	Director

/s/ JOHN SHERMAN, JR. (John Sherman, Jr.)	Director