Form 10-Q
period 2005-03-31
ALBEMARLE CORP
filed 2005-05-10
CIK 915913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

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

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2005: 46,572,405

ALBEMARLE CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$73,780	$46,390
Trade accounts receivable, less allowance for doubtful accounts (2005 - $373; 2004 - $426)	337,765	300,010
Other accounts receivable, less allowance for doubtful accounts (2005 - $421; 2004 - $403)	36,844	41,541
Inventories:
Finished goods	254,656	248,253
Raw materials	83,964	59,198
Stores, supplies and other	31,050	31,306

	369,670	338,757
Deferred income taxes and prepaid expenses	23,852	20,712

Total current assets	841,911	747,410

Property, plant and equipment, at cost	2,091,106	2,064,585
Less accumulated depreciation and amortization	1,181,644	1,168,601

Net property, plant and equipment	909,462	895,984
Prepaid pension assets	189,292	189,833
Investments	125,510	170,957
Other assets and deferred charges	29,412	34,433
Goodwill	234,631	190,175
Other intangibles, net of amortization	173,156	213,953

Total assets	$2,503,374	$2,442,745

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$204,286	$202,410
Long-term debt, current portion	45,051	45,047
Accrued expenses	91,663	88,048
Dividends payable to shareholders	6,561	4,574
Income taxes payable	43,555	33,667

Total current liabilities	391,116	373,746

Long-term debt	820,456	899,584
Postretirement benefits	70,685	69,775
Pension benefits	56,163	54,989
Other noncurrent liabilities	82,496	84,525
Deferred income taxes	210,890	248,751
Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 46,572,405 in 2005 and 41,898,201 in 2004	466	419
Additional paid-in capital	175,694	22,839
Accumulated other comprehensive income	36,160	46,203
Retained earnings	659,248	641,914

Total shareholders’ equity	871,568	711,375

Total liabilities and shareholders’ equity	$2,503,374	$2,442,745

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per-Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$509,965	$322,009
Cost of goods sold	402,643	261,225

Gross profit	107,322	60,784
Selling, general and administrative expenses	57,026	30,354
Research and development expenses	10,980	4,579
Reduction in force adjustments	—	4,507

Operating profit	39,316	21,344
Interest and financing expenses	(10,253)	(1,559)
Equity in net income (losses) of unconsolidated investments	7,392	(13)
Other (expenses), net including minority interest	(996)	(1,070)

Income before income taxes	35,459	18,702
Income taxes	11,140	5,095

Net income	$24,319	$13,607

Basic earnings per share	$0.53	$0.33

Diluted earnings per share	$0.52	$0.32

Cash dividends declared per share of common stock (Note 9)	$0.15	$0.29

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$24,319	$13,607
Other comprehensive (loss), net of tax:
Unrealized gain on securities available for sale	5	8
Unrealized gain (loss) on hedging derivatives	287	(51)
Realized (loss) on treasury lock agreements	(933)	—
Amortization of realized loss on treasury lock agreements	23	—
Foreign currency translation adjustment	(9,425)	(1,741)

Other comprehensive (loss)	(10,043)	(1,784)

Comprehensive income	$14,276	$11,823

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash and cash equivalents at beginning of year	$46,390	$35,173

Cash flows from operating activities:
Net income	24,319	13,607
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	29,045	21,566
Compensation payable in common stock and options	2,529	—
Working capital changes, net of the effects of acquisitions	(53,120)	11,023
Equity in (net income) losses of unconsolidated investments	(7,392)	13
Decrease (increase) in prepaid pension assets	614	(636)
Other, net	1,562	(388)

Net cash (used in) provided from operating activities	(2,443)	45,185

Cash flows from investing activities:
Capital expenditures	(18,801)	(8,398)
Acquisitions	(10,277)	(600)
Investments in joint ventures and nonmarketable securities	(391)	(4,725)
Other	672	(460)

Net cash used in investing activities	(28,797)	(14,183)

Cash flows from financing activities:
Proceeds from issuance of senior notes	324,665	—
Proceeds from issuance of common stock	147,862	—
Proceeds from borrowings	68,533	7,965
Proceeds from exercise of stock options	2,295	3,499
Repayments of long-term debt	(470,992)	(19,369)
Dividends paid to shareholders	(4,998)	(5,963)
Payment of financing costs	(2,306)	—
Purchases of common stock	—	(827)
Dividends paid to minority interest	—	(500)
Other	196	—

Net cash provided from (used in) financing activities	65,255	(15,195)

Net effect of foreign exchange on cash and cash equivalents	(6,625)	(459)

Increase in cash and cash equivalents	27,390	15,348

Cash and cash equivalents at end of period	$73,780	$50,521

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Share and Per-Share Amounts)

(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly-owned and majority-owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of March 31, 2005, and December 31, 2004, the consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2005, and 2004, and condensed consolidated cash flows for the three-month periods ended March 31, 2005, and 2004. All adjustments are of a normal and recurring nature. In addition, appropriate adjustments have been recorded associated with the preliminary purchase accounting for the acquisition of the refinery catalysts business of Akzo Nobel N.V. (“Akzo Nobel”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. The December 31, 2004 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Cost of goods sold includes foreign exchange transaction (losses) gains of ($375), and $392 for the three-month periods ended March 31, 2005 and 2004, respectively.

3. Reduction in force adjustments for the three-month period ended March 31, 2004 includes a charge of $4,507 ($2,871 after income taxes or seven cents per diluted share) for layoffs at the former Pasadena zeolite facility totaling $3,449 and their related Statement of Financial Accounting Standards (“SFAS”) No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” curtailment charge of $898, and certain relocation costs of $160.

The following table summarizes the total reduction in force charges related to the 2004 layoffs:

Workforce reduction charges	$3,449
Payments in 2004	(3,217)
Over accrual reversed to income in 2004	(232)

$—

4. Interest and financing expenses for the three-month period ended March 31, 2005 include the write-off of deferred financing expenses totaling $1,386 ($883 net of income taxes, or two cents per diluted share), associated with the 364-day bridge loan that was retired using the proceeds from the Company’s public offering of senior notes and common stock.

5. Other (expenses), net including minority interest includes a charge for minority interest for the Company’s majority-owned subsidiary, Stannica LLC, totaling $1,484 and $1,337 for the three-month periods ended March 31, 2005 and 2004, respectively.

6. Basic and diluted earnings per share for the three-month periods ended March 31, 2005 and 2004 are calculated as follows:

	Three Months Ended March 31,
	2005	2004
Basic earnings per share

Numerator:
Income available to shareholders, as reported	$24,319	$13,607

Denominator:
Average number of shares of common stock outstanding	45,538	41,365

Basic earnings per share	$0.53	$0.33

Diluted earnings per share

Numerator:
Income available to shareholders, as reported	$24,319	$13,607

Denominator:
Average number of shares of common stock outstanding	45,538	41,365
Shares issuable upon exercise of stock options	1,347	835

Total shares	46,885	42,200

Diluted earnings per share	$0.52	$0.32

7. The following table reflects the changes in consolidated shareholders’ equity from December 31, 2004 through March 31, 2005:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at December 31, 2004	41,898,201	$419	$22,839	$46,203	$641,914	$711,375
Net income	—	—	—	—	24,319	24,319
Foreign currency translation, net	—	—	—	(9,425)	—	(9,425)
Realized loss on treasury lock agreements, net	—	—	—	(933)	—	(933)
Amortization of realized loss on treasury lock agreements, net	—	—	—	23	—	23
Unrealized gain on marketable equity securities, net	—	—	—	5	—	5
Unrealized gain on hedging derivatives, net	—	—	—	287	—	287
Cash dividends declared	—	—	—	—	(6,985)	(6,985)
Compensation payable in common stock	—	—	2,529	—	—	2,529
Issuance of common stock, net	4,573,000	46	147,816	—	—	147,862
Exercise of stock options	94,500	1	2,294	—	—	2,295
Issuance of restricted stock	6,704	—	216	—	—	216

Balance at March 31, 2005	46,572,405	$466	$175,694	$36,160	$659,248	$871,568

On January 20, 2005, the Company concluded the public offering of 4,573,000 shares of common stock at a price of $34.00 per share.

8. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2005 and 2004, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2005	2004
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.9
Extraterritorial income exclusion	(1.6)	(3.2)
Depletion	(1.3)	(2.4)
Domestic production deduction	(0.5)	—
Other items, net	(0.5)	(3.1)

Effective income tax rate	31.4%	27.2%

9. Cash dividends declared for the three-month period ended March 31, 2005 totaled 15 cents per share, payable on April 1, 2005. Cash dividends declared for the three-month period ended March 31, 2004 totaled 29 cents per share, which included a dividend of 14.5 cents per share declared on January 30, 2004 and paid on April 1, 2004, as well as a dividend of 14.5 cents per share declared on March 31, 2004 and paid on July 1, 2004. The primary reason for the two dividend declarations in the 2004 period was the timing of the Board of Directors meeting dates.

10. On July 31, 2004, the Company completed the acquisition of the refinery catalysts business of Akzo Nobel for approximately $763,000, net of cash acquired, funded by a combination of a bridge loan and long-term financing. In the fourth quarter of 2004 and the first quarter of 2005, the Company increased the purchase price by approximately $23,000 and $10,000, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. As part of the acquisition, the Company acquired 50 percent ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd,) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy).

The purchase price allocation is not final at the time of this filing due to the pending review of final tangible and intangible asset values with third party valuation consultants and the finalization of certain pension related issues with Akzo Nobel. During the quarter ended March 31, 2005, significant progress was made in the determination of the final purchase price allocation as can be seen in the allocation below versus the reported allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation was material to the financial position or results of operations of the Company, and the Company does not expect the final purchase price accounting to differ materially from the amounts reported below.

The preliminary purchase price allocation is summarized below.

Cash	$31,341
Accounts receivable	76,996
Inventory	113,065
Other current assets	7,462
Property, plant and equipment	408,800
Other assets	49,263
Goodwill and other intangibles	290,243
In-process research and development assets	3,000
Current liabilities	(47,116)
Non-current deferred tax liabilities	(74,923)
Other non-current liabilities	(26,036)
Long-term environmental liabilities	(4,330)

Net cash paid	827,765
Less: cash acquired	(31,341)

Net cash paid less cash acquired	$796,424

The following unaudited pro forma data summarizes the results of operations for the three-month period ended March 31, 2004 as if the acquisition of the refinery catalysts business of Akzo Nobel had been completed as of the beginning of that period. The pro forma data gives effect to actual operating results prior to the acquisition, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense, various other (expense) income statement accounts and related income tax effects associated with the acquisition. Additionally, non-recurring items associated with the acquisition, including acquired inventory step-up charges, in-process research and development charges and net losses associated with the contract used to hedge the euro-denominated purchase price, are reflected in the pro forma data for the period presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Three Months Ended March 31, 2004
Net sales	$441,212

Net income (loss)	$(779)

Basic earnings (loss) per share	$(0.02)

Diluted earnings (loss) per share	$(0.02)

The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows:

Three Months Ended March 31, 2004
Depreciation and amortization	$29,651

Interest and financing expenses	$7,088

Income taxes (benefits)	$(2,632)

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

11. At March 31, 2005, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions and Other Changes		Amortization Charged to Expense	Foreign Exchange	Balances at March 31, 2005
Changes by operating segment:

Goodwill
Polymer Additives	$24,322	$—		$—	$(377)	$23,945
Catalysts	145,824	44,033	(a)	—	1,542	191,399
Fine Chemicals	20,029	—		—	(742)	19,287

	$190,175	$44,033		$—	$423	$234,631

Other intangibles
Polymer Additives	$75,275	$—		$1,154	$(1,279)	$72,842
Catalysts	136,742	(35,871	)(b)	2,333	—	98,538
Fine Chemicals	1,936	—		126	(34)	1,776

	$213,953	$(35,871)		$3,613	$(1,313)	$173,156

(a)	The increase in goodwill in the Catalysts segment is associated with changes to the allocation of the purchase price of the refinery catalysts business of Akzo Nobel.
(b)	Other intangibles changes in the Catalysts segment are associated with changes to the allocation of the purchase price of the refinery catalysts business of Akzo Nobel as follows: trade name ($51,842), patents ($5,281), customer list and relationships $18,862, non-compete agreements ($5,430), and licenses and other $7,820. The estimated useful lives range from 2.5 to 22 years with a weighted average of approximately 13 years. These changes do not have a material impact on previously reported results. Consistent with previous disclosures, amortization for each of the next five years should approximate $9,300.

12. Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
Variable-rate bank loans	$524,164	$923,624
Senior notes	324,671	—
Industrial revenue bonds	11,000	11,000
Foreign borrowings	4,804	9,095
Miscellaneous	868	912

Total	865,507	944,631
Less amounts due within one year	45,051	45,047

Long-term debt	$820,456	$899,584

In connection with the acquisition of the refinery catalysts business, the Company entered into (1) a new senior credit agreement, dated as of July 29, 2004, with a group of lenders, consisting of a $300,000 revolving credit facility and a $450,000 five-year term loan facility, and (2) a $450,000 364-day loan agreement. The Company used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The revolving credit facility and the five-year term loan facility bore variable interest rates at March 31, 2005 of 3.56% and 4.17%, respectively. The $450,000 five-year facility is payable in quarterly installments of $11,250 beginning September 30, 2004 through June 30, 2008, with three final quarterly payments of $90,000 beginning September 30, 2008 through March 31, 2009. These new credit facilities contain certain restrictive financial covenants including fixed charge coverage, debt to capitalization and other covenants as set forth in the agreements.

On January 20, 2005, the Company concluded the sale of $325,000 in senior notes through a public offering at a price of 99.897% of par. The Company used the net proceeds from the sale of the senior notes along with its concurrent sale of common stock to repay the $450,000 364-day bridge loan. The senior notes bear an interest rate of 5.10%, which is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015.

13. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at March 31, 2005:

Beginning balance at December 31, 2004	$33,739
Additions	574
Payments	(100)
Foreign exchange	(1,343)

Ending balance at March 31, 2005	$32,870

The amounts recorded represent the Company’s future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $15,200 before income taxes.

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

On another matter, the Company has submitted a request for arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis (“Aventis”), to confirm that Aventis is obligated to indemnify the Company pursuant to the terms of a stock purchase agreement for certain present and future claims asserted against the Company arising out of soil and groundwater contamination at the site of the Thann, France facility. See Note 16.

14. Effective January 1, 2005, the Company revised the way it evaluates the performance of its segment results by including the operating results of its joint ventures termed “equity in net income (losses) of unconsolidated investments” along with its operating profit (losses), which represents income (loss) before income taxes, and before interest and financing expenses and other expenses, net including minority interest. The change to segment income versus segment operating profit was brought about by the material effect of the refinery catalysts business joint ventures acquired in July 2004 on the Company’s consolidated operating results. Prior year segment information has been restated to conform to this presentation. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate & other expenses include corporate-related items not allocated to the reportable segments.

Three Months Ended March 31, 2005	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$198,102	$172,824	$139,039	—	$509,965

Operating profit	$22,018	$20,589	$10,344	$(13,635)	$39,316
Equity in net income (losses) of unconsolidated investments	1,780	4,470	1,206	(64)	7,392

Segment income (loss)	$23,798	$25,059	$11,550	$(13,699)	46,708

Interest and financing expenses					(10,253)
Other (expenses), net including minority interest					(996)

Income before income taxes					$35,459

Three Months Ended March 31, 2004	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$172,662	$22,877	$126,470	—	$322,009

Operating profit	$18,859	$2,639	$5,136	$(5,290)	$21,344
Equity in net income (losses) of unconsolidated investments	1,502	76	(1,417)	(174)	(13)

Segment income (loss)	$20,361	$2,715	$3,719	$(5,464)	21,331

Interest and financing expenses					(1,559)
Other (expenses), net including minority interest					(1,070)

Income before income taxes					$18,702

15. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record, at fair value, compensation cost for stock-based employee compensation plans. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Stock based compensation expense, net of taxes
as reported	$2,165	$922
pro forma	$2,368	$1,547

Net income
as reported	$24,319	$13,607
pro forma	$24,116	$12,982

Basic earnings per share on net income
as reported	$0.53	$0.33
pro forma	$0.53	$0.31

Diluted earnings per share on net income
as reported	$0.52	$0.32
pro forma	$0.51	$0.30

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the three-months periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Fair values of options granted	$11.01	$7.92
Dividend Yield	1.97%	2.37%
Volatility	29.58%	30.23%
Average expected life (in years)	6	5
Risk-free interest rate	4.67%	4.15%

16. Commitments and Contingencies.

The following table summarizes the Company’s contractual obligations and commitments at March 31, 2005:

	2Q 2005	3Q 2005	4Q 2005	Sub-total 2005	2006	2007	2008	2009	2010	There- after
Long-term debt obligations	$11,250	$11,250	$11,250	$33,750	$45,051	$45,056	$202,561	$201,708	$72	$337,309
Expected interest payments on long-term debt obligations*	9,517	9,585	9,733	28,835	33,397	31,958	29,487	18,020	16,913	69,457
Operating lease obligations (rental)	2,899	2,899	2,899	8,697	5,929	3,852	2,939	2,510	2,499	20,597
Take or pay / throughput agreements	62,181	62,181	62,180	186,542	54,843	9,471	7,574	6,905	5,401	23,881
Letters of credit and guarantees	2,599	6,811	2,308	11,718	30,594	4,760	4,389	3,888	6,101	57
Capital projects	13,496	1,350	2,145	16,991	649	653	653	653	1,345	—
Additional investment commitment payments	—	—	760	760	815	805	55	—	—	—

Total	$101,942	$94,076	$91,275	$287,293	$171,278	$96,555	$247,658	$233,684	$32,331	$451,301

*	These amounts are based on a weighted-average interest rate of 4.25% for term loans/credit facility, 3.25% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes for 2005. The weighted average rates for years 2006 – thereafter are 4.625% for term loans/credit facility, 3.75% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes.

The Company executes, through financial institutions, contracts with certain of its customers that serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at March 31, 2005, amounted to $34,853) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. The Company also has guarantee commitments for 100% of certain operating loans and credit lines outstanding (which at March 31, 2005, amounted to $275 and $300, respectively) of its joint venture company, Eurecat U.S., Inc. (“Eurecat”).

On April 2, 2004, Albemarle Overseas Development Company (“AODC”), a wholly owned subsidiary of the Company, initiated a Request for Arbitration against Aventis through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement (“Agreement”) between a predecessor to AODC, and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC (“APPC”), was acquired by AODC. The dispute relates to a chemical facility in Thann, France owned by APPC. Under the terms of the Agreement, the Company believes that Aventis is obligated to indemnify AODC and APPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and groundwater contamination at the site in Thann.

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

At this time, it is not possible to predict what the French government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled to be fully indemnified by Aventis for all liabilities arising from this matter, but no assurance can be given that it will prevail in this matter. If the Company does not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

17. In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” the following information is provided for interim domestic and foreign pension and postretirement benefit plans:

	Three Months Ended March 31,
	2005	2004
Net Periodic Pension Benefit Cost:
Service cost	$4,851	$2,533
Interest cost	7,492	6,643
Expected return of assets	(10,926)	(10,382)
Plan pension curtailment*	—	898

Amortization of Unrecognized Amounts:
Net transition obligation	9	6
Prior service cost	106	182
Net loss	2,084	638

Total expense	$3,616	$518

Net Periodic Postretirement Benefit Expense:
Service cost	$469	$487
Interest cost	1,098	1,070
Expected return of assets	(120)	(114)

Amortization of Unrecognized Amounts:
Prior service benefit	(358)	(339)
Net loss	96	96

Total expense	$1,185	$1,200

*	During first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the zeolite facility in Pasadena, Texas.

The Company did not make any contributions to its pension plans in the first three months of 2005.

18. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We believe that the adoption of SFAS No. 151 will not have an effect on the Company.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R will be effective as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123R will result in the recognition of additional compensation expense relating to our incentive plans. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company currently uses the intrinsic value method from APB No. 25 to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its incentive plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to incentive stock awards. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s reported results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29” (“SFAS No. 153”). This statement is effective for fiscal periods beginning after June 15, 2005. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not expected to have an effect on the Company.

In December 2004, the FASB issued Staff Position SFAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP SFAS 109-1”) and FASB Staff Position SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004, provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing extra-territorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company does not expect the net effect of the phase out of the ETI and the phase in of this new deduction to result in a significant impact in the effective tax rate for fiscal years 2005 and 2006 based on current earnings levels. However, due to the complexity of the Act, the Company has entered into contractual arrangements with an external resource to evaluate the overall impact of the Act on the Company’s earnings forecast. Under the guidance in FSP SFAS 109-1, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return. The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, currently, uncertainty remains as to how to interpret numerous provisions in the Act. The Company is still evaluating whether it can take advantage of this one-time benefit offered for repatriation of accumulated foreign earnings.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. The Company is in the process of evaluating the expected effect of FIN 47 on its consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Additional Information

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2004.

Change in Segment Reporting

Effective January 1, 2005, we revised the way we evaluate the performance of our segment results by including the operating results of our joint ventures, termed “equity in net income (losses) of unconsolidated investments,” along with our operating profit (losses). Segment results for the quarter ended March 31, 2004 have been recast to reflect the way the chief operating decision maker reviews our three segments. The change to segment income versus segment operating profit was brought about by the material effect of the joint ventures acquired from Akzo Nobel N.V. as part of our acquisition of Akzo Nobel’s refinery catalysts business (“refinery catalysts business”) on July 31, 2004 on our consolidated operating results. The refinery catalysts business included 50% interests in three different joint ventures: Fábrica Carioca de Catalisadores S.A., a Brazilian joint venture; Nippon Ketjen Co., Ltd., a Japanese joint venture; and Eurecat S.A., a French joint venture (with affiliates in the United States, Saudi Arabia and Italy).

A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 22.

Forward-looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements.

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	increases in the cost of raw materials and energy, and our inability to pass through such increases;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and regulations;

•	the occurrence of claims or litigation;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the integration of the refinery catalysts business into our operations;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in interest rates, to the extent they (1) affect our ability to raise capital or increase our cost of funds, (2) have an impact on the overall performance of our pension fund investments and (3) increase our pension expense and funding obligations; and

•	the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).

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

Outlook

First-quarter 2005 net sales totaled $510 million, up $188 million from the same period last year, setting an all-time record quarter for the Company. Strong contributions from the refinery catalysts business acquisition, improved pricing and product mix helped offset continued pressure from higher raw material and energy costs. Our pricing initiatives, when combined with cost reduction efforts, catalyst synergies, and new product introductions, resulted in margin improvements across all business segments. We saw year-on-year operating margin improvement, including joint ventures, of roughly 260 basis points.

These first-quarter results are particularly notable in light of the continued pressure from raw material costs incurred during this period. As we reported last quarter, our 2004 business saw an increase in raw material and energy costs. For the first quarter of 2005, we faced additional cost increases versus the first quarter of 2004, most notably in bisphenol-A, phenol, caustic and chlorine, olefins, ethylene and metals, including molybdenum, nickel and cobalt.

To continue to offset this inflation, we remain focused on driving price increases in each segment, as well as controlling costs and improving raw material utilizations. Effective April 1, we are implementing price increases in a number of bromine and phosphorus related products, which should help to further offset key raw material price increases. In addition, we should begin to see the impact of an announced price increase in the first quarter for fluid catalytic cracking (“FCC”) catalysts. We believe that we are on track to exceed our three-year, $50 million manufacturing cost savings program by the end of this year, and have begun looking forward to identify cost and utilization objectives for the next three years.

Looking forward, we expect solid growth in the second half of 2005, which should allow us to maintain or further improve margins as we move through the year.

Polymer Additives

In Polymer Additives, we successfully drove price increases in many areas, and while volume was essentially flat sequentially and down slightly year-over-year, we still managed to achieve revenue growth of $25.4 million. Demand in consumer electronics was down in the early months of the quarter, but returned in March in most business segments with April orders showing strength as well. We began sales of our new pentabrom replacement, Saytex RZ-243, based on internally developed technology, targeted for the high growth, flexible foam market. We also achieved mechanical completion of a new plant in Magnolia, Arkansas to produce proprietary, brominated polystyrene for use in emerging thermoplastics applications for electrical components.

Looking ahead to the second quarter of 2005, pricing will continue to be a priority as we address margin improvement. We expect volumes to continue to strengthen moderately during the balance of the quarter and into the second half of 2005.

Catalysts

The Catalysts segment had a very strong quarter, achieving a sales and income record for the refinery catalysts business in the month of March. We realized record volumes of hydroprocessing (“HPC”) catalysts, including sales of our new nebula catalyst, which the Company believes is the most active HPC catalyst available on the market. While overall Catalysts results were strong, FCC catalyst volumes were weaker in the first quarter due to scheduled refinery turnarounds. However, beginning in March, we saw a pick up in demand and expect a stronger second quarter. Polyolefin sales were also very strong in both conventional and new catalyst products. The integration of the acquired refinery catalysts business proceeds on track.

Fine Chemicals

The Fine Chemicals segment showed significant improvement this quarter as we began seeing the results of a turnaround plan put into action last year. We believe this segment has moved past the inflection point and has been effectively transitioning towards a higher value portfolio. Bromine profitability improved with continued customer support for price increases, as well as growing global demand. Jordan Bromine Company, our Jordan bromine venture, recorded strong positive results this quarter on strong demand as we realized the cost benefits of self-produced chlorine. This venture is now operating at its bromine capacity and providing much needed support for the growing Asian market for bromine and derivatives. Adding to the turnaround was strong performance in fine chemistry services and intermediates, with a number of new products now meeting our expectations for good returns.

Critical areas of focus for Fine Chemicals in the second quarter of 2005 will be to continue fueling new product growth in life sciences and maximizing our long- term bromine franchise value.

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

Additional information:

Set forth below is a reconciliation of net income excluding special items, a non-GAAP financial measure, to net income, the most directly comparable financial measure calculated and reported in accordance with GAAP, for the quarter ended March 31, 2005 and 2004, respectively. This information is included to provide further support of the fluctuations discussed in the results of operations below.

ALBEMARLE CORPORATION AND SUBSIDIARIES

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Quarter Ended March 31, 2005				Quarter Ended March 31, 2004
	As Reported	Special Items		Excluding Special Items	As Reported	Special Items		Excluding Special Items
Net sales	$509,965	$—		$509,965	$322,009	$—		$322,009

Cost of goods sold	(402,643)	—		(402,643)	(261,225)	—		(261,225)
Reduction in force adjustments	—	—		—	(4,507)	4,507	(a)	—
Selling, general and administrative expenses (including SFAS No.2 R&D)	(68,006)	—		(68,006)	(34,933)	—		(34,933)

Operating profit	39,316	—		39,316	21,344	4,507	(a)	25,851
Interest and financing expenses	(10,253)	1,386	(b)	(8,867)	(1,559)	—		(1,559)
Equity in net income (losses) of unconsolidated investments	7,392	—		7,392	(13)	—		(13)
Other (expenses), net including minority interest	(996)	—		(996)	(1,070)	—		(1,070)

Income before income taxes	35,459	1,386		36,845	18,702	4,507		23,209

Income tax expense	(11,140)	(503	)(b)	(11,643)	(5,095)	(1,636	)(a)	(6,731)

Net income	$24,319	$883		$25,202	$13,607	$2,871		$16,478

Diluted earnings per share	$0.52	$0.02		$0.54	$0.32	$0.07		$0.39

(a)	Special items for 2004 include a charge in the Fine Chemical segment totaling $4,507 ($2,871 after income taxes or seven cents per diluted share) for layoffs at the zeolite facility and associated Statement of Financial Accounting Standards (“SFAS”) No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” curtailment charges.
(b)	Interest and financing expenses include the January 2005 write-off of deferred financing expenses totaling $1,386 ($883 net of income taxes, or two cents per diluted share) that were associated with the 364-day bridge loan that was retired using the proceeds from the our public offering of senior notes and common stock.

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

First Quarter 2005 Compared with First Quarter 2004

Net Sales

Net sales by operating segment for the first-quarter periods ended March 31, 2005 and 2004 are as follows:

	Net Sales
	First Quarter
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$198,102	$172,662
Catalysts	172,824	22,877
Fine Chemicals	139,039	126,470

Segment totals	$509,965	$322,009

Net sales for first-quarter 2005 of $510 million were up $188 million (58.4%) from first-quarter 2004 net sales of $322 million.

Polymer Additives’ net sales increased $25.4 million (14.7%) due mainly to improved pricing ($17.9 million) offset, in part, by lower volumes ($6.5 million) in flame retardants and improved pricing in stabilizers and additives ($10.0 million). Polymer Additives’ net sales were also favorably impacted by foreign exchange ($4.1 million).

Catalysts’ net sales increased $149.9 million due mainly to the impact of the refinery catalysts business acquisition ($146.1 million), which included record sales for our HPC catalysts, higher shipments of polyolefin catalysts ($3.4 million) and the favorable impact of foreign exchange ($0.4 million).

Fine Chemicals’ net sales increased $12.6 million (9.9%) primarily due to improved pricing ($4.5 million) and volumes ($2.7 million) in performance chemicals, improved pricing ($4.6 million) offset, in part, by lower shipments ($0.5 million) in fine chemistry services and intermediates and unfavorable pricing ($1.9 million) in pharmaceutical actives. Fine Chemicals’ net sales were also favorably impacted by foreign exchange ($3.2 million).

Operating Costs and Expenses

Cost of goods sold in the first quarter of 2005 increased $141.4 million (54.1%) from the corresponding 2004 period. The increase resulted primarily from the impact of the refinery catalysts business acquisition sales volumes as well as higher raw material and energy costs ($22 million) for our heritage businesses in the 2005 period. Our gross profit margin increased 216 basis points to 21.04% in first-quarter 2005 from 18.88% for the corresponding period in 2004.

Selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses increased $33.1 million (94.7%) in the first quarter of 2005 versus first quarter of 2004. The increase is primarily due to higher SG&A and R&D costs related to acquisitions ($20.5 million), higher employee incentive accrual ($6 million) and pension costs ($1.2 million) and higher overall R&D costs ($1.1 million). SG&A costs were also adversely affected by higher outside legal costs ($0.7 million) and the unfavorable impact of foreign exchange ($0.5 million). As a percentage of net sales, SG&A and R&D were 13.3% in 2005 versus 10.8% in the 2004 quarter.

Segment Income

Effective January 1, 2005, we revised the way we evaluate the performance of our segment results by including the operating results of our joint ventures, termed “equity in net income (losses) of unconsolidated investments,” with our operating profit (losses). Segment results for the quarter ended March 31, 2004 have been recast to reflect the way the chief operating decision maker reviews our three segments. The change to segment income versus segment operating profit was brought about by the material effect of the refinery catalysts business joint ventures acquired on July 31, 2004 on our consolidated operating results.

Segment income by reportable operating segment for the three-month periods ended March 31, 2005 and 2004 is as follows:

	Segment Income
	First Quarter
	2005	2004 **
	(In Thousands of Dollars)
Polymer Additives	$23,798	$20,361
Catalysts	25,059	2,715
Fine Chemicals	11,550	3,719

Segment totals	60,407	26,795
Corporate and other expenses	(13,699)	(5,464)

Segment income	$46,708	$21,331

**	First-quarter 2004 has been recast to include the operating results of our joint ventures.

Polymer Additives’ first-quarter 2005 segment income increased $3.4 million (16.9%) from first-quarter 2004 due mainly to improved pricing ($27.8 million) in flame retardants and stabilizers and additives and the overall favorable net effects of foreign exchange ($1.2 million), offset, in part, by unfavorable raw material and energy costs ($13.4 million), unfavorable costs ($8.3 million) and lower shipments ($3.5 million) in flame retardants.

Catalysts’ first-quarter 2005 segment income was up significantly ($22.3 million) from first-quarter 2004 primarily due to the impact of the July 2004 acquisition of the refinery catalysts business ($19.2 million), including our change in equity in net income of unconsolidated investments (“joint ventures”). Our HPC catalyst business set a record for quarterly net sales and operating profit. Our heritage polyolefins catalysts business contributed $3.1 million to the higher segment income based upon higher shipments ($2.3 million) and favorable costs ($2.1 million), offset, in part by higher raw materials cost of $1.6 million.

Fine Chemicals’ first-quarter 2005 segment income increased $7.8 million (210.6%) from first-quarter 2004, which included a special item charge of $4.5 million that related to the layoff of 53 employees at our Pasadena plant zeolite facility. Excluding the first quarter-2004 special charge, first-quarter 2005 segment income increased $3.3 million (40.4%) from 2004, primarily due to higher pricing ($4.6 million) from the pass through of certain raw materials costs in fine chemistry services and intermediates, improved pricing (4.5 million) in performance chemicals, overall favorable manufacturing costs ($3.2 million) and higher income from Fine Chemicals’ joint ventures ($2.6 million), offset, in part, by higher raw materials and energy costs ($7.8 million), unfavorable pricing ($1.9 million) in bulk active pharmaceuticals and a higher allocation of SG&A and R&D costs ($1.7 million).

Corporate and other expenses for the first quarter of 2005 increased $8.2 million (150.7%) from first-quarter 2004 primarily due to higher employee incentive costs ($6.6 million) and higher pension costs ($1.2 million).

Interest and Financing Expenses

Interest and financing expenses for first-quarter 2005 amounted to $10.2 million, an increase of $8.7 million from first-quarter 2004 due to higher average outstanding debt in the 2005 period related to the acquisition of the July 2004 refinery catalysts business. Interest and financing expenses for 2005 also includes the write-off of $1.4 million of deferred financing expenses associated with our acquisition related $450 million 364-day bridge loan that we retired using the proceeds from our public offering of senior notes and common stock on January 20, 2005.

Other (Expenses), Net Including Minority Interest

Other (expenses), net including minority interest for the first-quarter 2005 amounted to $1.0 million, a decrease of $0.1 million from the 2004 corresponding period due primarily to the change in minority interest in our majority-owned subsidiary, which increased $0.2 million to $1.5 million.

Income Taxes

The effective income tax rate for first-quarter 2005 was 31.4%; up from 27.2% for the corresponding period in 2004 primarily due to the new geographical mix of income after the refinery catalysts business acquisition. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the quarters ended March 31, 2005 and 2004, respectively, are as follows:

	% of Income before Income taxes
	For the Quarter Ended March 31,
	2005	2004
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.9
Extraterritorial income exclusion	(1.6)	(3.2)
Depletion	(1.3)	(2.4)
Domestic production deduction	(0.5)	—
Other items, net	(0.5)	(3.1)

Effective income tax rate	31.4%	27.2%

Financial Condition and Liquidity

Cash and cash equivalents at March 31, 2005, were $73.8 million, representing an increase of $27.4 million from $46.4 million at year-end 2004.

In the three months ended March 31, 2005, we had a net cash use in operating activities of $2.4 million due to the increase in working capital, including accounts receivable and inventory, of approximately $53 million. The majority of this increase (approximately $38 million) was in trade receivables attributable to the strong operating results and shipments in the refinery catalysts business late in the period. Also during this period, proceeds from the issuance of senior notes and common stock of $324.7 million and $147.9 million, respectively, proceeds from borrowings of $68.5 million, and proceeds from the exercise of stock options of $2.3 million were used to cover operating activities, fund capital expenditures totaling $18.8 million, make a working capital settlement payment to Akzo Nobel and pay additional professional fees relating to the refinery catalysts acquisition of approximately $9.9 million and $0.4 million, respectively, fund investments in joint ventures and nonmarketable securities of $0.4 million, repay debt of $471 million, pay quarterly dividends to shareholders of $5.0 million, pay financing costs of $2.3 million, and increase cash and cash equivalents by $27.4 million. We anticipate that cash provided from operations in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt-service obligations, fund capital expenditures and make dividend payments.

The change in our accumulated other comprehensive income from December 31, 2004, was due primarily to net foreign currency translation adjustments (strengthening of the U.S. dollar versus the euro), net of related deferred taxes.

In connection with the acquisition of the refinery catalysts business, we entered into (1) a new senior credit agreement, dated as of July 29, 2004, with a group of lenders, consisting of a $300,000 revolving credit facility and a $450,000 five-year term loan facility, and (2) a $450,000 364-day loan agreement. We used the initial borrowings under the new senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The revolving credit facility and the five-year term loan facility bore variable interest rates at March 31, 2005 of 3.56% and 4.17%, respectively. The $450,000 five-year facility is payable in quarterly installments of $11,250 beginning September 30, 2004 through June 30, 2008, with three final quarterly payments of $90,000 beginning September 30, 2008 through March 31, 2009.

Borrowings under our senior credit agreement are conditioned upon compliance with the following financial covenants: (a) consolidated fixed charge coverage ratio, as defined, must be greater than or equal to 1.25:1.00 as of the end of any fiscal quarter; (b) consolidated debt to capitalization ratio, as defined, at the end of any fiscal quarter must be less than or equal to 65% (i) prior to the earlier of (A) July 29, 2005 and (B) our first equity issuance subsequent to July 29, 2004, and (ii) thereafter, 60%; (c) consolidated tangible domestic assets, as defined, must be or greater than or equal to $750 million for us to make investments in entities and enterprises that are organized outside the United States; and (d) with the exception of liens specified in our new senior credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens at any time exceeds 10% of consolidated net worth, as defined in the agreement.

On January 20, 2005, we concluded the public offering of 4,573,000 shares of our common stock at a price of $34.00 per share and $325 million of 5.10% senior notes at a price of 99.897% of par. We used the net proceeds from both of the offerings to retire the

$450 million 364-day bridge loan that we incurred in connection with the acquisition of the refinery catalysts business. The notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The notes will be effectively subordinated to any of our future secured indebtedness and to existing and future indebtedness of our subsidiaries.

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

The principal amount of the notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remain in breach of covenants within prescribed periods; and an event of default on any of our other indebtedness or certain of our subsidiaries of $40 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries.

The noncurrent portion of our long-term debt amounted to $820.5 million at March 31, 2005, compared to $899.6 million at the end of 2004. Our long-term debt, including the current portion, as a percentage of total capitalization amounted to 49.8% at March 31, 2005. In addition, at March 31, 2005, we had the ability to borrow an additional $292 million under our various credit arrangements.

As of March 31, 2005, we were the guarantor of $34.9 million of outstanding long-term debt on behalf of our joint venture company, Jordan Bromine Company Limited. We were also the guarantor of $0.6 million of outstanding debt at March 31, 2005, on behalf of our joint venture company, Eurecat U.S., Inc. Our long-term debt, including the guarantees, as a percent of total capitalization amounted to 50.8% at March 31, 2005.

Our capital expenditures in first-quarter 2005 were up by $10.4 million from first-quarter 2004. Our capital spending program (including investments in joint ventures) is expected to be approximately $80 to $90 million over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our senior credit agreement. The amount and timing of any additional borrowings will depend on the Company’s specific cash requirements.

The following table summarizes our contractual obligations and commitments at March 31, 2005:

	2Q 2005	3Q 2005	4Q 2005	Sub-total 2005	2006	2007	2008	2009	2010	There- after
Long-term debt obligations	$11,250	$11,250	$11,250	$33,750	$45,051	$45,056	$202,561	$201,708	$72	$337,309
Expected interest payments on long-term debt obligations*	9,517	9,585	9,733	28,835	33,397	31,958	29,487	18,020	16,913	69,457
Operating lease obligations (rental)	2,899	2,899	2,899	8,697	5,929	3,852	2,939	2,510	2,499	20,597
Take or pay / throughput agreements	62,181	62,181	62,180	186,542	54,843	9,471	7,574	6,905	5,401	23,881
Letters of credit and guarantees	2,599	6,811	2,308	11,718	30,594	4,760	4,389	3,888	6,101	57
Capital projects	13,496	1,350	2,145	16,991	649	653	653	653	1,345	—
Additional investment commitment payments	—	—	760	760	815	805	55	—	—	—

Total	$101,942	$94,076	$91,275	$287,293	$171,278	$96,555	$247,658	$233,684	$32,331	$451,301

*	These amounts are based on a weighted-average interest rate of 4.25% for term loans/credit facility, 3.25% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes for 2005. The weighted average rates for years 2006 – thereafter are 4.625% for term loans/credit facility, 3.75% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes.

We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying, and expect to continue to comply, in all material respects with existing environmental laws, regulations, statutes and ordinances applicable to its operations. Compliance with federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or our competitive position, but increased legal or regulatory requirements could have an adverse effect on our results.

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party (“PRP”) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases our participation is de minimus. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied, and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s interest rate risk, marketable security price risk or raw material price risk from the information provided in the Annual Report on Form 10-K for the year ended December 31, 2004 except as noted below.

We had outstanding variable interest rate borrowings at March 31, 2005 of $538.9 million, bearing an average interest rate of 3.97%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.7 million. Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

During the fourth quarter of 2004, we entered into treasury lock agreements (“T-locks”) with a notional value of $275 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 $325 million notes offering. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks depended on the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that has the maturity date most comparable to the maturity date of the notes when issued and (2) the fixed rate of approximately 4.25%. The cumulative effect of the T-lock agreements (a charge of approximately $2.2 million) is being amortized over the life of the notes as an adjustment to the interest expense of the notes. At March 31, 2005, there were unamortized realized losses of approximately $2.1 million ($1.4 million after income taxes) in accumulated other comprehensive income. Our operations are exposed to market risk from changes in natural gas prices. We purchase natural gas to meet our production requirements for a portion of our 12-month rolling forecast for North American natural gas requirements by entering into natural gas futures contracts to help mitigate uncertainty and volatility.

Our hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading.

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At March 31, 2005, there were no outstanding natural gas futures contracts or unrealized gains and/or losses. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal control over financial reporting (or defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We have invested significant resources to document and analyze our system of internal controls, and we are continuing our evaluation of such internal controls versus the standards adopted by the Public Company Accounting Oversight Board. In the course of our ongoing evaluation, we have identified certain areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. We believe that our efforts will allow management and our Independent Registered Public Accounting Firm to complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2004 in connection with our annual report for the fiscal year ended December 31, 2005; however, we cannot guarantee such outcome.

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 2, 2004, Albemarle Overseas Development Company (“AODC”), a wholly owned subsidiary of the Company, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis (“Aventis”), through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement (“Agreement”) between a predecessor to AODC, and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC (“APPC”), was acquired by AODC. The dispute relates to a chemical facility in Thann, France owned by APPC. Under the terms of the Agreement, the Company believes that Aventis is obligated to indemnify AODC and APPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and groundwater contamination at the site in Thann.

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

The Request for Arbitration requests indemnification of AODC by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration related to the of liability is currently scheduled for June 2005.

At this time, it is not possible to predict what the French government will require with respect to the Thann facility, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled to be fully indemnified by Aventis for all liabilities arising from this matter, but no assurance can be given that it will prevail in this matter. If the Company does not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

On June 4, 2004, we initiated a petition for breach of contract and declaratory judgment against Amerisure Insurance Company and Amerisure Mutual Insurance Company (f/k/a Michigan Mutual Insurance Company) in the Nineteenth Judicial District Court, Parish of Baton Rouge, Louisiana on the grounds of the defendants’ refusal to honor their respective obligations under certain insurance policies on which we were named an additional insured to reimburse us for certain damages incurred by us in the discontinuance of product support for and the withdrawal from a water treatment venture. This proceeding has been removed to United States District Court for the Middle District of Louisiana where it is currently pending. We have also initiated formal discussions related to such damages with our primary general commercial liability carrier. No assurances can be made that we will prevail in this matter.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s shareholders was held on April 20, 2005. As of the record date for the annual meeting, there were 46,564,405 shares of common stock outstanding and entitled to vote, of which 43,835,734 were represented in person or by proxy at the annual meeting. The voting shareholders elected the directors named in the Company’s Proxy Statement sent to shareholders in connection with the annual meeting with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Withheld Votes
Mark C. Rohr	42,235,332	1,600,402
J. Alfred Broaddus, Jr.	43,289,109	546,625
Charles E. Stewart	43,373,417	462,317
William M. Gottwald	42,264,145	1,571,589
Seymour S. Preston III	43,267,590	568,144
John Sherman, Jr.	43,293,969	541,765
Floyd D. Gottwald, Jr.	42,242,879	1,592,855
Richard L. Morrill	43,372,664	463,070
Anne M. Whittemore	43,371,067	464,667
John D. Gottwald	41,888,091	1,947,643

The shareholders also approved the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 with 42,986,772 affirmative votes, 830,796 negative votes and 18,166 abstained.

There were no broker non-votes with respect to either the election of directors or the ratification of the Company’s independent registered public accounting firm.

ITEM 5. Other Information

None

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

ALBEMARLE CORPORATION
(Registrant)

Date: May 10, 2005	By:	/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Page Numbers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	30

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	31

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	32

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	33