Form 10-Q
period 2005-06-30
ALBEMARLE CORP
filed 2005-08-08
CIK 915913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

Number of shares of common stock, $.01 par value, outstanding as of July 31, 2005: 46,592,405

ALBEMARLE CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$98,288	$46,390
Trade accounts receivable, less allowance for doubtful accounts (2005 - $383; 2004 - $426)	309,706	300,010
Other accounts receivable, less allowance for doubtful accounts (2005 - $357; 2004 - $403)	37,169	41,541
Inventories:
Finished goods	274,782	248,253
Raw materials	91,215	59,198
Stores, supplies and other	30,829	31,306

	396,826	338,757
Deferred income taxes and prepaid expenses	15,569	20,712

Total current assets	857,558	747,410

Property, plant and equipment, at cost	2,068,336	2,064,585
Less accumulated depreciation and amortization	1,186,029	1,168,601

Net property, plant and equipment	882,307	895,984
Prepaid pension assets	188,751	189,833
Investments	128,027	170,957
Other assets and deferred charges	34,329	34,433
Goodwill	269,195	190,175
Other intangibles, net of amortization	165,760	213,953

Total assets	$2,525,927	$2,442,745

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$184,437	$202,410
Long-term debt, current portion	45,048	45,047
Accrued expenses	102,527	88,048
Dividends payable to shareholders	14,023	4,574
Income taxes payable	54,712	33,667

Total current liabilities	400,747	373,746

Long-term debt	839,238	899,584
Postretirement benefits	65,056	69,775
Pension benefits	54,856	54,989
Other noncurrent liabilities	80,158	84,525
Deferred income taxes	193,659	248,751

Commitments and contingencies (Note 17)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 46,589,405 in 2005 and 41,898,201 in 2004	466	419
Additional paid-in capital	178,697	22,839
Accumulated other comprehensive income	36,186	46,203
Retained earnings	676,864	641,914

Total shareholders’ equity	892,213	711,375

Total liabilities and shareholders’ equity	$2,525,927	$2,442,745

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per-Share Amounts)

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$502,754	$326,759	$1,012,719	$648,768
Cost of goods sold	397,587	260,331	800,230	521,556

Gross profit	105,167	66,428	212,489	127,212
Selling, general and administrative expenses	53,669	32,649	110,695	63,003
Research and development expenses	10,342	5,088	21,322	9,667
Special items	(4,868)	550	(4,868)	5,057

Operating profit	46,024	28,141	85,340	49,485
Interest and financing expenses	(10,135)	(1,359)	(20,388)	(2,918)
Equity in net income of unconsolidated investments	11,067	681	18,459	668
Other (expenses) income, net including minority interest	(950)	2,021	(1,946)	951

Income before income taxes	46,006	29,484	81,465	48,186
Income taxes	13,948	8,716	25,088	13,811

Net income	$32,058	$20,768	$56,377	$34,375

Basic earnings per share	$0.69	$0.50	$1.22	$0.83

Diluted earnings per share	$0.67	$0.49	$1.19	$0.81

Cash dividends declared per share of common stock (Note 10)	$0.31	$0.145	$0.46	$0.435

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands of Dollars)

(Unaudited)

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$32,058	$20,768	$56,377	$34,375
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	10	(34)	15	(26)
Unrealized gain (loss) on hedging derivatives	119	—	406	(51)
Realized (loss) on treasury lock agreements	—	—	(933)	—
Amortization of realized loss on treasury lock agreements	35	—	58	—
Foreign currency translation adjustment	(138)	(1,913)	(9,563)	(3,654)

Other comprehensive income (loss)	26	(1,947)	(10,017)	(3,731)

Comprehensive income	$32,084	$18,821	$46,360	$30,644

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash and cash equivalents at beginning of year	$46,390	$35,173

Cash flows from operating activities:
Net income	56,377	34,375
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	57,692	42,962
Compensation payable in common stock and options	5,123	—
Working capital changes, net of the effects of acquisitions	(61,901)	20,037
Equity in net income of unconsolidated investments	(18,459)	(668)
Decrease (increase) in prepaid pension assets	1,130	(2,329)
Other, net	1,318	(8,431)

Net cash provided from operating activities	41,280	85,946

Cash flows from investing activities:
Capital expenditures	(36,189)	(19,634)
Acquisitions	(7,553)	(203)
Investments in and advances to joint ventures and nonmarketable securities	(9,088)	(5,030)
Proceeds from the liquidation of equity method investment and sale of nonmarketable security	1,058	—
Proceeds from hedging of anticipated acquisition purchase price	—	2,989
Other	496	(503)

Net cash used in investing activities	(51,276)	(22,381)

Cash flows from financing activities:
Proceeds from issuance of senior notes	324,665	—
Proceeds from issuance of common stock	147,862	—
Proceeds from borrowings	117,372	14,775
Proceeds from exercise of stock options	2,704	4,786
Repayments of long-term debt	(499,419)	(66,474)
Dividends paid to shareholders	(11,978)	(11,874)
Payment of financing costs	(2,306)	—
Purchases of common stock	—	(827)
Dividends paid to minority interest	(1,000)	(1,669)
Other	196	—

Net cash provided from (used in) financing activities	78,096	(61,283)

Net effect of foreign exchange on cash and cash equivalents	(16,202)	1,198

Increase in cash and cash equivalents	51,898	3,480

Cash and cash equivalents at end of period	$98,288	$38,653

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Share and Per-Share Amounts)

(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly owned and majority owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of June 30, 2005 and December 31, 2004, the consolidated results of operations and comprehensive income for the second-quarter and six-month periods ended June 30, 2005 and 2004, and condensed consolidated cash flows for the six-month periods ended June 30, 2005 and 2004. All adjustments are of a normal and recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. The December 31, 2004 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the second quarter ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Cost of goods sold includes foreign exchange transaction (losses) gains of ($652) and ($1,027), and ($25) and $367 for the second-quarter and six-month periods ended June 30, 2005 and 2004, respectively.

3. Special items for the second quarter ended June 30, 2005 include a curtailment gain amounting to $5,603 ($3,569 after income taxes, or seven cents per diluted share) that relates to a reduction in the Company’s accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date associated with a change in coverage in the Company’s unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005 (see Note 6). Second-quarter 2005 also includes a charge of $735 ($468 after income taxes, or one cent per diluted share) for the potential settlement of future legal claims by third parties related to certain asbestos premises liabilities with an offset in other noncurrent liabilities. During second-quarter 2005, the Company entered into an agreement with Ethyl Corporation (“Ethyl”) related to a dispute over the allocation of responsibility for certain past and future claims by third parties related to certain asbestos premises liability. In addition, Ethyl and Albemarle entered into an agreement with Travelers Indemnity Company that provides a procedure for allocating defense and indemnity costs with respect to certain future asbestos premises liability claims. Special items for the second quarter and six months ended June 30, 2004 included a second-quarter 2004 charge totaling $550 ($350 after income taxes, or one cent per diluted share) related to the cleanup of the Pasadena plant zeolite facility and a first-quarter 2004 charge totaling $4,507 ($2,871 after income taxes, or seven cents per diluted share) for the closure of the Pasadena plant zeolite facility and associated layoffs and a related curtailment charge.

4. Interest and financing expenses for the six-month period ended June 30, 2005 include a January 2005 write-off of deferred financing expenses totaling $1,386 ($883 after income taxes, or two cents per diluted share), associated with the 364-day bridge loan that was retired using the proceeds from the Company’s January 2005 public offerings of common stock and senior notes.

5. Other (expenses) income, net including minority interest includes a charge for minority interest for the Company’s majority-owned subsidiary, Stannica LLC, totaling ($1,028) and ($2,512), and ($1,041) and ($2,378) for the second-quarter and six-month periods ended June 30, 2005 and 2004, respectively. Other (expenses) income, net including minority interest for the second quarter and six months ended June 30, 2004 included a realized foreign exchange hedging gain of $2,864 ($1,824 after income taxes, or four cents per share on a diluted basis) associated with the contracts entered into by the Company to hedge the euro-denominated purchase price for the Company’s acquisition of the refinery catalysts business of Akzo Nobel N.V. (“Akzo Nobel”).

6. On June 29, 2005, the Company announced a change in its coverage for its unfunded postretirement health care benefits plan effective December 31, 2005. The change in coverage (“plan change”) affects Company paid retiree medical premium payments for future retirees and results in the recognition of a special item for the acceleration of a portion of current unrecognized prior service credits in the current period of $5,603 ($3,569 after income taxes, or seven cents per diluted share). The plan change special item is reflected as a curtailment gain in accordance with Statement of Financial Accounting Standards No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The plan change did not affect the medical premium subsidy of retired employees. The plan change will affect the Company’s future retiree medical premium subsidy in two ways: (1) active employees who are age 50 or older as of December 31, 2005 and who commence their retirement benefit after January 1, 2006 and otherwise meet all other eligibility requirements will be eligible to receive a revised fixed Company subsidy; and (2) active employees who are under the age of 50 on December 31, 2005 and who otherwise meet the eligibility requirements will remain eligible for retiree medical coverage, but will be responsible for 100% of the cost of their coverage.

The plan change noted above reduced the Company’s accumulated postretirement benefit obligation (“APBO”) under its postretirement health care benefits plan by $16,223; the reduction in APBO will be amortized to income over the remaining service life to full eligibility of affected employees, amounting to four years, beginning July 1, 2005. Other postretirement benefits expense for 2005 will be reduced by $2,348 on a prospective basis as a result of the plan change. This amount will be recognized into income in the third and fourth quarters of 2005.

7. Basic and diluted earnings per share for the second-quarter and six-month periods ended June 30, 2005 and 2004 are calculated as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share

Numerator:
Income available to shareholders, as reported	$32,058	$20,768	$56,377	$34,375

Denominator:
Average number of shares of common stock outstanding	46,581	41,538	46,059	41,451

Basic earnings per share	$0.69	$0.50	$1.22	$0.83

Diluted earnings per share

Numerator:
Income available to shareholders, as reported	$32,058	$20,768	$56,377	$34,375

Denominator:
Average number of shares of common stock outstanding	46,581	41,538	46,059	41,451
Shares issuable upon exercise of stock options	1,390	744	1,369	790

Total shares	47,971	42,282	47,428	42,241

Diluted earnings per share	$0.67	$0.49	$1.19	$0.81

8. The following table reflects the changes in consolidated shareholders’ equity from December 31, 2004 through June 30, 2005:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at December 31, 2004	41,898,201	$419	$22,839	$46,203	$641,914	$711,375
Net income	—	—	—	—	56,377	56,377
Foreign currency translation, net	—	—	—	(9,563)	—	(9,563)
Realized loss on treasury lock agreements, net	—	—	—	(933)	—	(933)
Amortization of realized loss on treasury lock agreements, net	—	—	—	58	—	58
Unrealized gain on securities available for sale, net	—	—	—	15	—	15
Unrealized gain on hedging derivatives, net	—	—	—	406	—	406
Cash dividends declared	—	—	—	—	(21,427)	(21,427)
Compensation payable in common stock	—	—	5,123	—	—	5,123
Issuance of common stock, net	4,573,000	46	147,816	—	—	147,862
Exercise of stock options	111,500	1	2,703	—	—	2,704
Issuance of restricted stock	6,704	—	216	—	—	216

Balance at June 30, 2005	46,589,405	$466	$178,697	$36,186	$676,864	$892,213

On January 20, 2005, the Company concluded the public offering of 4,573,000 shares of common stock at a price of $34.00 per share.

9. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the second-quarter and six-month periods ended June 30, 2005 and 2004, respectively, are as follows:

	% of Income Before Income Taxes
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.3	0.3	0.5
Extraterritorial income exclusion	(1.2)	(2.4)	(1.3)	(2.7)
Depletion	(1.0)	(1.5)	(1.2)	(1.9)
Domestic production deduction	(0.2)	—	(0.3)	—
Other items, net	(2.6)	(1.8)	(1.7)	(2.2)

Effective income tax rate	30.3%	29.6%	30.8%	28.7%

10. Cash dividends declared for the six-month period ended June 30, 2005 totaled 46 cents per share. Cash dividends declared for the second quarter ended June 30, 2005 totaled 31 cents per share, which included a dividend of 15 cents per share declared on April 19, 2005, payable on July 1, 2005, as well as a dividend of 16 cents per share declared on June 29, 2005, payable October 1, 2005. Cash dividends declared for the six-month period ended June 30, 2004 totaled 43.5 cents per share, which included a dividend of 14.5 cents per share declared on January 30, 2004, paid April 1, 2004, a dividend of 14.5 cents per share declared March 31, 2004, paid July 1, 2004, as well as a dividend of 14.5 cents per share declared June 30, 2004, paid October 1, 2004. The primary reason for the three dividend declarations for the six-months periods ended June 30, 2005 and 2004, was the timing of the Board of Directors meeting dates.

11. On July 31, 2004, the Company completed the acquisition of the refinery catalysts business of Akzo Nobel for approximately $763,000, including expenses, at applicable exchange rates. During 2004 and 2005, the Company increased the purchase price by approximately $23,000 and $8,000, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. During 2005, significant progress was made in the determination of the final purchase price allocation versus the estimated allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation was material to the financial position or results of operations of the Company. As part of the acquisition, the Company acquired 50 percent ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd,) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy).

The purchase price allocation is summarized below.

Cash	$31,341
Accounts receivable	78,404
Inventory	108,117
Other current assets	5,048
Property, plant and equipment	402,252
Other assets, including investment in joint ventures	50,228
Goodwill and other intangibles	303,702
In-process research and development assets	3,235
Current liabilities	(53,487)
Non-current deferred tax liabilities	(71,019)
Other non-current liabilities	(27,377)
Long-term environmental liabilities	(5,403)

Net cash paid	825,041
Less: cash acquired	(31,341)

Net cash paid less cash acquired	$793,700

The following unaudited pro forma data summarizes the results of operations for the second quarter and six-month period ended June 30, 2004 as if the acquisition of the refinery catalysts business of Akzo Nobel had been completed as of the beginning of each of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense, various other (expense) income statement accounts and related income tax effects associated with the acquisition. Additionally, non-recurring items associated with the acquisition, including acquired inventory step-up charges, in-process research and development charges and net losses associated with the contracts used to hedge the euro-denominated purchase price, are reflected in the pro forma data for each of the periods presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Second Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Net sales	$456,581	$897,793

Net income	$7,058	$25,946

Basic earnings per share	$0.17	$0.63

Diluted earnings per share	$0.17	$0.61

The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows:

	Second Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Depreciation and amortization	$29,556	$59,207

Interest and financing expenses	$8,021	$15,109

Income taxes (benefits)	$(104)	$6,845

12. At June 30, 2005, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions and Other Changes		Amortization Charged to Expense	Foreign Exchange	Balances at June 30, 2005
Changes by operating segment:

Goodwill:
Polymer Additives	$24,322	$—		$—	$(759)	$23,563
Catalysts	145,824	60,642	(a)	—	20,768	227,234
Fine Chemicals	20,029	—		—	(1,631)	18,398

	$190,175	$60,642		$—	$18,378	$269,195

Other intangibles:
Polymer Additives	$75,275	$—		$2,300	$(2,614)	$70,361
Catalysts	136,742	(39,021	)(b)	3,949	—	93,772
Fine Chemicals	1,936	—		242	(67)	1,627

	$213,953	$(39,021)		$6,491	$(2,681)	$165,760

(a)	The increase in goodwill in the Catalysts segment is associated with changes to the allocation of the purchase price of the refinery catalysts business of Akzo Nobel primarily in other assets $50,135, other intangibles $39,021, property, plant and equipment ($22,252), and other various items ($13,815) as well as additional cash payments made in 2005.
(b)	Other intangibles changes in the Catalysts segment are associated with changes to the allocation of the purchase price of the refinery catalysts business of Akzo Nobel as follows: trade name ($51,706), patents ($9,154), customer list and relationships $21,946, non-compete agreements ($5,423), and licenses and other $5,316. The estimated useful lives range from 2.5 to 22 years with a weighted average of approximately 14 years. These changes do not have a material impact on previously reported results. Consistent with previous disclosures, amortization for each of the next five years should approximate $8,800.

13. Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
Variable-rate bank loans	$541,950	$923,624
Senior notes	324,680	—
Industrial revenue bonds	11,000	11,000
Foreign borrowings	5,791	9,095
Miscellaneous	865	912

Total	884,286	944,631
Less amounts due within one year	45,048	45,047

Long-term debt	$839,238	$899,584

On July 29, 2004, in connection with the acquisition of the refinery catalysts business, the Company entered into (1) a senior credit agreement, with a group of lenders, consisting of a $300,000 revolving credit facility ($80,000 outstanding at June 30, 2005) and a $450,000 five-year term loan facility ($405,000 outstanding at June 30, 2005), and (2) a $450,000 364-day loan agreement. The Company used the initial borrowings under the senior credit agreement and the $450,000 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The $450,000 five-year loan facility is payable in quarterly installments of $11,250 through June 30, 2008, with three final quarterly payments of $90,000 beginning September 30, 2008 through March 31, 2009. The revolving credit facility and the five-year term loan facility bore variable interest rates at June 30, 2005 of 3.95% and 4.28%, respectively. These credit facilities contain certain restrictive financial covenants, including fixed charge coverage, debt to capitalization and other covenants as set forth in the agreements.

On January 20, 2005, the Company concluded the sale of $325,000 aggregate principal amount of senior notes through a public offering at a price of 99.897% of par. The Company used the net proceeds from the sale of the senior notes along with the proceeds from its concurrent sale of common stock through a public offering to retire the $450,000 364-day bridge loan. The senior notes bear an interest rate of 5.10%, which is payable semi-annually on February 1 and August 1 of each year, beginning on August 1, 2005. The notes mature on February 1, 2015.

On July 8, 2005, the Company amended its senior credit agreement (outlined above). Generally, the amendment (1) reduces the applicable borrowing rates and fees payable under the revolving credit facility and five-year term loan facility, based on the ratings of the Company’s senior unsecured long-term debt as rated by outside credit rating agencies, (2) eliminates certain conditions for borrowings under the revolving credit facility, and (3) provides an option to increase the amount available for borrowings under the revolving credit facility by up to $50,000.

14. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at June 30, 2005:

Beginning balance at December 31, 2004	$33,739
Additions	1,632
Expenditures	(928)
Change in estimate	(300)
Foreign exchange	(2,954)

Ending balance at June 30, 2005	$31,189

The amounts recorded represent the Company’s future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $14,800 before income taxes.

The Company believes that any sum it may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon results of operations, financial condition or cash flows of the Company on a consolidated annual basis, although any such sum could have a material adverse impact in a particular quarterly reporting period.

On another matter, the Company is awaiting a response from the arbitration panel in its arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis (“Aventis”), to confirm that Aventis is obligated to indemnify the Company pursuant to the terms of a stock purchase agreement for certain present and future claims asserted against the Company arising out of soil and groundwater contamination at the site of the Thann, France facility. See Note 17.

15. Effective January 1, 2005, the Company revised the way it evaluates the performance of its segment results by including the operating results of its joint ventures termed “equity in net income (losses) of unconsolidated investments” along with its operating profit (losses), which represents income (loss) before income taxes, and before interest and financing expenses and other (expenses) income, net including minority interest. The change to segment income versus segment operating profit resulted from the material effect of the joint ventures acquired from Akzo Nobel as part of our acquisition of Akzo Nobel’s refinery catalysts business on July 31, 2004 on the Company’s consolidated operating results. Prior year segment information has been restated to conform to this presentation. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate & Other expenses include corporate-related items not allocated to the reportable segments.

Second Quarter Ended June 30, 2005	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$204,435	$147,304	$151,015	—	$502,754

Operating profit (loss)	$26,582	$18,649	$12,197	$(11,404)	$46,024
Equity in net income (losses) of unconsolidated investments	2,793	5,697	2,653	(76)	11,067

Segment income (loss)	$29,375	$24,346	$14,850	$(11,480)	57,091

Interest and financing expenses					(10,135)
Other (expenses) income, net including minority interest					(950)

Income before income taxes					$46,006

Second Quarter Ended June 30, 2004	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$180,066	$24,400	$122,293	—	$326,759

Operating profit (loss)	$22,550	$2,550	$10,920	$(7,879)	$28,141
Equity in net income of unconsolidated investments	43	64	534	40	681

Segment income (loss)	$22,593	$2,614	$11,454	$(7,839)	28,822

Interest and financing expenses					(1,359)
Other (expenses) income, net including minority interest					2,021

Income before income taxes					$29,484

Six Months Ended June 30, 2005	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$402,537	$320,128	$290,054	—	$1,012,719

Operating profit (loss)	$48,600	$39,238	$22,541	$(25,039)	$85,340
Equity in net income (losses) of unconsolidated investments	4,573	10,167	3,859	(140)	18,459

Segment income (loss)	$53,173	$49,405	$26,400	$(25,179)	103,799

Interest and financing expenses					(20,388)
Other (expenses) income, net including minority interest					(1,946)

Income before income taxes					$81,465

Six Months Ended June 30, 2004	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$352,728	$47,277	$248,763	$—	$648,768

Operating profit (loss)	$41,409	$5,189	$16,056	$(13,169)	$49,485
Equity in net income (losses) of unconsolidated investments	1,545	140	(883)	(134)	668

Segment income (loss)	$42,954	$5,329	$15,173	$(13,303)	50,153

Interest and financing expenses					(2,918)
Other (expenses) income, net including minority interest					951

Income before income taxes					$48,186

16. SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) encourages, but does not require, companies to record, at fair value, compensation cost for stock-based employee compensation plans. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation cost had been determined based on the fair value at the grant date under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock based compensation expense, net of taxes
as reported	$2,154	$869	$4,302	$1,791
pro forma	$2,272	$1,404	$4,623	$2,951

Net income
as reported	$32,058	$20,768	$56,377	$34,375
pro forma	$31,940	$20,233	$56,056	$33,215

Basic earnings per share on net income
as reported	$0.69	$0.50	$1.22	$0.83
pro forma	$0.69	$0.49	$1.22	$0.80

Diluted earnings per share on net income
as reported	$0.67	$0.49	$1.19	$0.81
pro forma	$0.66	$0.48	$1.17	$0.78

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the second-quarter and six-months periods ended June 30, 2005 and 2004.

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fair values of options granted	$11.01	$8.13	$11.01	$7.96
Dividend yield	1.97%	2.37%	1.97%	2.37%
Volatility	29.58%	30.03%	29.58%	30.20%
Average expected life (in years)	6	5	6	5
Risk-free interest rate	4.67%	4.96%	4.67%	4.28%

17. Commitments and Contingencies

The following table summarizes the Company’s contractual obligations and commitments at June 30, 2005:

	3Q 2005	4Q 2005	Sub-total 2005	2006	2007	2008	2009	2010	There- after
Long-term debt obligations	$11,250	$11,250	$22,500	$45,048	$45,056	$202,561	$231,803	$72	$337,246
Expected interest payments on long-term debt obligations*	9,742	9,900	19,642	34,603	33,042	30,570	18,301	16,911	69,457
Operating lease obligations (rental)	2,897	2,897	5,794	7,747	5,440	4,170	3,016	3,005	25,791
Take or pay / throughput agreements	67,555	67,555	135,110	57,161	11,823	8,226	7,095	5,718	27,312
Letters of credit and guarantees	8,406	966	9,372	29,382	1,207	517	221	8	833
Capital projects	9,204	4,065	13,269	1,120	640	635	635	1,308	—
Other	2,149	196	2,345	—	—	—	—	—	—
Additional investment commitment payments	—	563	563	815	805	55	—	—	—

Total	$111,203	$97,392	$208,595	$175,876	$98,013	$246,734	$261,071	$27,022	$460,639

*	These amounts are based on a weighted-average interest rate of 4.2% for term loans/credit facility, 3.5% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes for 2005. The weighted average rate for years 2006 and thereafter are 4.6% for term loans/credit facility, 3.7% for variable rate long-term debt obligations and an interest rate of 5.1% for the senior notes.

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

In addition, the Company has commitments, in the form of guarantees, for 50% of the loan amounts outstanding (which at June 30, 2005, amounted to $33,285) of its 50%-owned joint venture company, Jordan Bromine Company Limited (“JBC”). JBC entered into the loans in 2000 to finance construction of certain bromine and derivatives manufacturing facilities on the Dead Sea. During the second quarter of 2005, the Company and its joint venture partner each advanced $6,000 to JBC for operating capital purposes.

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

The Request for Arbitration requests indemnification of AODC by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration related to the question of liability took place in June 2005 and we currently expect a response from the arbitration panel or by the end of 2005.

On July 13, 2005, the French environmental authorities instructed APPC to conduct additional testing and take certain measures with respect to the containment of certain contamination at the Thann facility. At this time, it is not possible to predict what the French government will otherwise require, since this matter is in its initial stages and environmental matters are subject to many uncertainties. The Company believes, however, that it is entitled to be fully indemnified by Aventis for all liabilities arising from this matter, but no assurance can be given that it will prevail in this matter. If the Company does not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

18. In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” the following information is provided for interim domestic and foreign pension and postretirement benefit plans:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Periodic Pension Benefit Cost:
Service cost	$4,761	$2,464	$9,612	$4,997
Interest cost	7,439	6,112	14,931	12,755
Expected return of assets	(10,881)	(10,295)	(21,807)	(20,677)
Plan curtailment*	—	—	—	898

Amortization of Unrecognized Amounts:
Net transition obligation	9	5	18	11
Prior service cost	106	179	212	361
Net loss	2,084	876	4,168	1,514

Total expense (income)	$3,518	$(659)	$7,134	$(141)

Net Periodic Postretirement Benefit Expense:
Service cost	$468	$345	$937	$832
Interest cost	1,097	1,054	2,195	2,124
Expected return of assets	(120)	(141)	(240)	(255)
Plan curtailment*	(5,603)	—	(5,603)	—

Amortization of Unrecognized Amounts:
Prior service benefit	(358)	(359)	(716)	(698)
Net loss	96	51	192	147

Total (benefit) expense	$(4,420)	$950	$(3,235)	$2,150

*	During the second quarter ended June 30, 2005, a curtailment gain amounted to $5,603 relating to a reduction in the Company’s accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date associated with a change in coverage in the Company’s unfunded postretirement heath care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005. During the first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the zeolite facility in Pasadena, Texas.

The Company did not make any contributions to its pension plans in the first six months of 2005.

19. Recently Issued Accounting Pronouncements

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and its related implementation guidance. SFAS No. 123R will be effective as of the first annual reporting period that begins after June 15, 2005. SFAS No. 123R will result in the recognition of additional compensation expense relating to the Company’s incentive plans. This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company currently uses the intrinsic value method from APB No. 25 to measure compensation expense for stock-based awards to its employees. Under this standard, the Company generally does not recognize any compensation related to stock option grants the Company issues under its incentive plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to incentive stock awards. The adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s reported results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for fiscal years beginning after December 15, 2005.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Additional Information

Forward-looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements.

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

The following is a discussion and analysis of our results of operations and financial condition since December 31, 2004.

Change in Segment Reporting

Effective January 1, 2005, we revised the way we evaluate the performance of our segment results by including the operating results of our joint ventures, termed “equity in net income (losses) of unconsolidated investments,” along with our operating profit (losses). Segment results for the quarter ended June 30, 2004 have been recast to reflect the way the chief operating decision maker reviews our three segments. The change to segment income versus segment operating profit resulted from the material effect of the joint ventures acquired from Akzo Nobel N.V. (“Akzo Nobel”) as part of our acquisition of Akzo Nobel’s refinery catalysts business (“refinery catalysts business”) on July 31, 2004 on our consolidated operating results.

A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 28.

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

Outlook

Across the Company, we continue to work to contain costs and drive pricing to ensure we are delivering the margins we believe are necessary to support further growth. We have a new round of previously announced price increases taking effect on July 1 in a number of bromine, phosphorus and organometallic related products, which we believe should help continue to offset raw material price increases. We believe that we are on track to exceed our three-year, $50 million manufacturing cost savings program by the end of this year, the third year of the program.

As part of our continued emphasis on global growth, we recently announced our intent to construct a technology center with associated production and packaging facilities in Nanjing, China. Additionally, we have signed definitive agreements for a second China joint venture in polymer stabilizers and intermediates. These two developments represent a significant milestone in our Asia plans and we believe that they allow us to maintain the leading antioxidant position in China and increase our technical support to the rapidly developing polymer market throughout Asia.

As many U.S. companies have experienced, we are facing a challenge with regard to the growing obligations of our U.S. defined pension and post-retirement benefits plans. For the year, our net pension expense will increase approximately $8 million over 2004, a trend that has been significant since 2000. We have begun to take steps to moderate this cost. In addition, in the second quarter, we modified the Company’s retiree medical benefit plans to reduce future liabilities for unfunded medical premium subsidies.

As we previously reported, BP announced that it will close its linear alpha olefins plant in Pasadena, Texas by the end of 2005. We have negotiated an agreement with BP that transfers certain operating assets to us and will allow for a smooth transition as BP closes its plant.

Polymer Additives

Looking ahead, we believe we are still on pace to achieve a record year in both sales and profits. Despite high raw material pricing and a reduction in demand in certain end markets such as U.S. automotive demand and polyolefin production, we typically see an increase in consumer electronics in the third quarter as orders are filled for the holiday season. The next several months should provide a better indication of what to expect for the full second half. Pricing is, and will continue to be, an area of management focus. Our second quarter results demonstrate our successful execution in this area and the importance of maintaining this discipline as we move forward.

Catalysts

We have reached the first anniversary of the Akzo Nobel refinery catalysts business acquisition and continue to be pleased with the pace of business development, integration and overall synergies captured to date. During the second quarter of 2005, we announced a major expansion of our hydroprocessing catalysts (“HPC”) production capacity, which reinforces our commitment to this business as a global technology leader in HPC. We approved a new 10,000 metric ton catalyst plant at our Bayport, Texas facility to satisfy growing demand of HPC, with additional capacity expansions in the Netherlands and Japan. Production at the new Texas plant is expected to begin in late 2006.

Fine Chemicals

Our Fine Chemistry Services business continues to accelerate, built on successes from our new product pipeline. We recently announced the establishment of a program to provide enhanced research capabilities at our Orangeburg, South Carolina site, as well as plans to upgrade our cGMP facilities there, to enable larger scale production for multiple commercial products emerging from this pipeline. We now have 99 new products in our pharmaceutical-related pipeline, up from 96 in the first quarter. Additionally, we have 48 non-pharmaceutical products under various stages of development. New product revenues are accelerating, and as a result, we expect a 45 percent increase in sales from new products introduced in the last five years versus 2004. We will continue our focus for profit improvement and remain on track to deliver expanded margins in our bromine business. We are also evaluating the best options for increasing bromine capacity as demand continues to outstrip supply. In addition, we are evaluating various asset rationalization plans to reduce operating costs.

Industry Conditions

We conduct our business in many regions of the world including the United States, Europe and Asia. As a result, our business is subject to economic cycles. In addition, because many of our customers are in industries, including the consumer electronics, building and construction, and automotive industries, that are cyclical in nature and sensitive to changes in general economic conditions. Our results are impacted by the effect on our customers of economic upturns and downturns, our own costs to produce our products and changes in our customers supply chains. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices.

Additional Information:

Set forth below is a reconciliation of net income excluding special items, a financial measure that is not required by, or presented in accordance with, accounting principles generally accepted in the United States (GAAP”) to net income, the most directly comparable financial measure calculated and reported in accordance with GAAP, for the second-quarter and six-months periods ended June 30, 2005 and 2004, respectively. This information is included to provide further support of the fluctuations discussed in the results of operations below. We believe this measure is more reflective of our operations, provides transparency to investors and enables period-to-period comparability of financial performance.

ALBEMARLE CORPORATION AND SUBSIDIARIES

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Second Quarter Ended June 30, 2005				Second Quarter Ended June 30, 2004
	As Reported	Special Items		Excluding Special Items	As Reported	Special Items		Excluding Special Items
Net sales	$502,754	$—		$502,754	$326,759	$—		$326,759
Cost of goods sold	(397,587)	—		(397,587)	(260,331)	—		(260,331)
Selling, general and administrative expenses (including SFAS No. 2 R&D)	(64,011)	—		(64,011)	(37,737)	—		(37,737)
Special items	4,868	(4,868	)(a)	—	(550)	550	(b)	—

Operating profit	46,024	(4,868)		41,156	28,141	550		28,691
Interest and financing expenses	(10,135)	—		(10,135)	(1,359)	—		(1,359)
Equity in net income of unconsolidated investments	11,067	—		11,067	681	—		681
Other (expenses) income, net including minority interest	(950)	—		(950)	2,021	(2,864	)(b)	(843)

Income before income taxes	46,006	(4,868)		41,138	29,484	(2,314)		27,170
Income tax expense	(13,948)	1,767	(a)	(12,181)	(8,716)	840	(b)	(7,876)

Net income	$32,058	$(3,101)		$28,957	$20,768	$(1,474)		$19,294

Diluted earnings per share	$0.67	$(0.07)		$0.60	$0.49	$(0.03)		$0.46

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	As Reported	Special Items		Excluding Special Items	As Reported	Special Items		Excluding Special Items
Net sales	$1,012,719	$—		$1,012,719	$648,768	$—		$648,768
Cost of goods sold	(800,230)	—		(800,230)	(521,556)	—		(521,556)
Selling, general and administrative expenses (including SFAS No. 2 R&D)	(132,017)	—		(132,017)	(72,670)	—		(72,670)
Special items	4,868	(4,868	)(a)	—	(5,057)	5,057	(b)	—

Operating profit	85,340	(4,868)		80,472	49,485	5,057		54,542
Interest and financing expenses	(20,388)	1,386	(c)	(19,002)	(2,918)	—		(2,918)
Equity in net income of unconsolidated investments	18,459	—		18,459	668	—		668
Other (expenses) income, net including minority interest	(1,946)	—		(1,946)	951	(2,864	)(b)	(1,913)

Income before income taxes	81,465	(3,482)		77,983	48,186	2,193		50,379
Income tax expense	(25,088)	1,264	(a,c)	(23,824)	(13,811)	(796	)(b)	(14,607)

Net income	$56,377	$(2,218)		$54,159	$34,375	$1,397		$35,772

Diluted earnings per share	$1.19	$(0.05)		$1.14	$0.81	$0.04		$0.85

(a)	Special items for the second quarter ended June 30, 2005 include a curtailment gain amounting to $5,603 ($3,569 after income taxes, or seven cents per diluted share) that relates to a reduction in the Company’s accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date associated with a change in coverage in the Company’s unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005. Second-quarter 2005 also includes a provisional charge of $735 ($468 after income taxes, or one cent per diluted share) for the potential settlement of future legal claims.
(b)	Special items for the second quarter and six months ended June 30, 2004 included a second-quarter 2004 additional charge totaling $550 ($350 after income taxes, or one cent per diluted share) related to the cleanup of the Pasadena plant zeolite facility and a first-quarter 2004 charge totaling $4,507 ($2,871 after income taxes, or seven cents per diluted share) for associated layoffs and a related curtailment charge. Other (expenses) income, net including minority interest for the second quarter and six months ended June 30, 2004, included a $2,864 realized foreign exchange hedging gain ($1,824 after income taxes, or four cents per diluted share) associated with the contracts entered into by us to hedge the euro-denominated purchase price for the Company’s acquisition of the refinery catalysts business.
(c)	Interest and financing expenses include a January 2005 write-off of deferred financing expenses totaling $1,386 ($883 net of income taxes, or two cents per diluted share) that were associated with a 364-day bridge loan that was retired with the net proceeds of the Company’s January 2005 public offerings of shares of common stock and senior notes.

Additional information regarding the Company, our products, markets and financial performance is provided at our web site, www.albemarle.com. Our web site is not a part of this document nor is it incorporated herein by reference.

Results of Operations

The following data and discussion provide an analysis of the significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

Second-Quarter 2005 Compared with Second-Quarter 2004

Net Sales

Net sales by operating segment for the second-quarter periods ended June 30, 2005 and 2004 are as follows:

	Net Sales
	Second Quarter
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$204,435	$180,066
Catalysts	147,304	24,400
Fine Chemicals	151,015	122,293

Segment totals	$502,754	$326,759

Net sales for second-quarter 2005 of $502.8 million were up $176 million (53.9%) from second-quarter 2004 net sales of $326.8 million.

Polymer Additives’ net sales increased $24.4 million (13.5%) due mainly to improved pricing ($21.4 million) offset, in part, by lower shipments ($6.1 million) in flame retardants (primarily ATH which is used in automotive wire and cable) and improved pricing ($4.5 million) and higher shipments ($1.1 million) in stabilizers and curatives. Polymer Additives’ net sales were also favorably impacted by foreign exchange ($3.4 million).

Catalysts’ net sales increased $122.9 million due mainly to the impact of the refinery catalysts business acquisition ($121.6 million), higher shipments of polyolefin catalysts ($1.3 million) and the favorable impact of foreign exchange ($0.3 million).

Fine Chemicals’ net sales increased $28.7 million (23.5%) primarily due to higher shipments ($11.9 million) and improved pricing ($6.0 million) in fine chemistry services and intermediates, improved pricing ($7.4 million) and shipments ($4.0 million) in performance chemicals and unfavorable pricing ($3.0 million) and shipments ($0.4 million) in pharmaceutical and agricultural actives. Fine Chemicals’ net sales were also favorably impacted by foreign exchange ($2.8 million).

Operating Costs and Expenses

Cost of goods sold in the second quarter of 2005 increased $137.3 million (52.7%) from the corresponding 2004 period. The increase resulted primarily from the impact of the refinery catalysts business acquisition shipments as well as higher raw material and energy costs ($21.5 million) for our heritage businesses in the 2005 period. Our gross profit margin increased approximately 60 basis points to 20.9% in second-quarter 2005 from 20.3% for the corresponding period in 2004.

Selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses increased $26.3 million (69.6%) in the second quarter of 2005 versus second quarter of 2004. The increase is primarily due to higher SG&A and R&D costs related to acquisitions ($17.9 million), higher employee incentive costs ($2.7 million) and pension costs ($1.5 million) as well as higher outside legal costs ($1.5 million) and the unfavorable impact of foreign exchange ($0.5 million). As a percentage of net sales, SG&A and R&D were 12.7% in 2005 versus 11.5% in the 2004 quarter.

Special items in the second quarter of 2005 include a June 2005 curtailment gain ($5.6 million) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments and a provisional charge of $0.7 million for potential settlement of future legal claims. Special items for the second quarter of 2004 included a charge totaling $0.6 million related to the cleanup of the Pasadena plant zeolite facility.

Segment Income

Segment income by reportable operating segment for the six-month periods ended June 30, 2005 and 2004 is as follows:

	Segment Income
	Second Quarter
	2005	2004 **
	(In Thousands of Dollars)
Polymer Additives	$29,375	$22,593
Catalysts	24,346	2,614
Fine Chemicals	14,850	11,454

Segment totals	68,571	36,661
Corporate and other expenses	(11,480)	(7,839)

Segment income	$57,091	$28,822

**	Second-quarter 2004 has been recast to include the operating results of our joint ventures.

Polymer Additives’ second-quarter 2005 segment income increased $6.8 million (30%) from second-quarter 2004 due mainly to improved pricing in flame retardants ($21.4 million) and stabilizers and curatives ($4.5 million), an increase in the net income of unconsolidated investments (“joint ventures”) ($2.8 million) and the overall favorable net effects of foreign exchange ($0.8 million) offset, in part, by unfavorable raw material and energy costs ($12.1 million), unfavorable costs ($11.7 million) and lower shipments ($6.1 million) in flame retardants (primarily ATH which is used in automotive wire and cable). In addition, Polymer Additives results for second-quarter 2005 benefited $2.2 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Catalysts’ second-quarter 2005 segment income was up significantly ($21.7 million) from second-quarter 2004 primarily due to the impact of the July 2004 acquisition of the refinery catalysts business ($21.2 million), including our change in equity in the refinery catalysts business joint ventures of $5.6 million. Catalysts’ results for second-quarter 2005 benefited $0.6 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Fine Chemicals’ second-quarter 2005 segment income increased $3.4 million (29.6%) from second-quarter 2004, including the benefit of $2.2 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments. Second-quarter 2004 included a special item charge of $0.6 million that related to cleanup costs at our Pasadena plant zeolite facility. Excluding the special items in both periods, Fine Chemicals’ segment income increased $0.6 million (5.0%) from 2004 primarily due to higher income from our Jordan Bromine Company Limited (“JBC”) joint venture ($2.1 million). Higher overall raw material and energy costs ($7.9 million) primarily in performance chemicals, lower pricing ($3.0 million) and shipments ($0.4 million) in pharmaceutical and agricultural actives and a higher allocation of SG&A and R&D costs ($2.3 million) were offset, for the most part, by improved pricing ($7.4 million) and higher shipments ($4.0 million) in performance chemicals.

Corporate and other expenses for the second-quarter 2005 increased $3.6 million (46.4%) from second-quarter 2004 primarily due to higher employee incentive costs ($3.0 million) and higher pension costs. Corporate and other expenses for second-quarter 2005 includes two special items: (1) a provisional charge of $0.7 million for the potential settlement of future legal claims and (2) a $0.6 million allocation from a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Interest and Financing Expenses

Interest and financing expenses for second-quarter 2005 amounted to $10.1 million, an increase of $8.8 million from second-quarter 2004 due to higher average outstanding debt in the 2005 period related to the July 2004 acquisition of the refinery catalysts business.

Other (Expenses) Income, Net Including Minority Interest

Other (expenses) income, net including minority interest for second-quarter 2005 amounted to ($1.0 million), up $0.1 million from the 2004 corresponding period, excluding a second-quarter 2004 realized foreign exchange gain of $2.9 million associated with our July 2004 acquisition the refinery catalysts business. Other (expenses) income, net including minority interest includes a charge for minority interest for our majority-owned subsidiary, Stannica LLC, totaling ($1.0 million) for the second-quarters ended June 30, 2005 and 2004, respectively.

Income Taxes

The effective income tax rate for second-quarter 2005 was 30.3% including special items; up from 29.6% for the corresponding period in 2004 primarily due to the new geographical mix of income after the refinery catalysts business acquisition. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the second quarters ended June 30, 2005 and 2004, respectively, are as follows:

	% of Income before Income Taxes
	For the Second Quarter Ended June 30,
	2005	2004
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.3
Extraterritorial income exclusion	(1.2)	(2.4)
Depletion	(1.0)	(1.5)
Domestic production deduction	(0.2)	—
Other items, net	(2.6)	(1.8)

Effective income tax rate	30.3%	29.6%

Results of Operations

Six-Months 2005 Compared with Six-Months 2004

Net Sales

Net sales by operating segment for the six-months periods ended June 30, 2005 and 2004 are as follows:

	Net Sales
	Six Months
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$402,537	$352,728
Catalysts	320,128	47,277
Fine Chemicals	290,054	248,763

Segment totals	$1,012,719	$648,768

Net sales for the first six-months 2005 of $1.0 billion were up $364.0 million (56.1%) from the first six-months 2004 net sales of $648.8 million.

Polymer Additives’ net sales increased $49.8 million (14.1%) due mainly to improved pricing ($38.8 million) offset, in part, by lower shipments ($12.3 million) in flame retardants (primarily ATH which is used in automotive wire and cable) and improved pricing ($14.7 million) and shipments ($0.9 million) in stabilizers and curatives. Polymer Additives’ net sales were also favorably impacted by foreign exchange ($7.7 million).

Catalysts’ net sales increased $272.9 million due mainly to the impact of the refinery catalysts business acquisition ($266.9 million) and higher shipments ($4.5 million), improved pricing ($0.9 million) and the favorable impact of foreign exchange ($0.6 million) in polyolefin catalysts.

Fine Chemicals’ net sales increased $41.3 million (16.6%) primarily due to improved pricing ($13.9 million) and higher shipments ($7.9 million) in fine chemistry services and intermediates and improved pricing ($10.9 million) and higher shipments ($7.6 million) in performance chemicals offset, in part, by unfavorable pricing ($5.3 million) in pharmaceutical actives. Fine Chemicals’ net sales were also favorably impacted by foreign exchange ($6.0 million).

Operating Costs and Expenses

Cost of goods sold in the first six months of 2005 increased $278.7 million (53.4%) from the corresponding 2004 period. The increase resulted primarily from the impact of the refinery catalysts business acquisition shipments as well as higher raw material and energy costs ($44.3 million) for our heritage businesses in the 2005 period. Our gross profit margin increased approximately 140 basis points to 21.0% in the first six months 2005 from 19.6% for the corresponding period in 2004.

SG&A expenses and R&D expenses increased $59.3 million (81.7%) in the first six months of 2005 versus the first six months of 2004. The increase is primarily due to higher SG&A and R&D costs related to acquisitions ($38.4 million), higher employee incentive provision ($8.7 million) and pension costs ($2.7 million) and higher overall R&D costs ($0.9 million). SG&A costs were also adversely affected by higher outside legal costs ($2.1 million) and the unfavorable impact of foreign exchange ($0.9 million). As a percentage of net sales, SG&A and R&D were 13.0% in 2005 versus 11.2% in the 2004 quarter.

Special items in the first six months of 2005 include a June 2005 curtailment gain ($5.6 million) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments and a second-quarter 2005 provisional charge of $0.7 million for the potential settlement of future legal claims. Special items for the second quarter and six months ended June 30, 2004, included a second-quarter 2004 charge totaling $0.6 million related to the cleanup of the Pasadena plant zeolite facility and a first-quarter 2004 charge totaling $4.5 million which consisted of layoffs of 53 employees at the zeolite facility amounting to $3.4 million and related curtailment charges of $0.9 and certain other charges of $0.2 million.

Segment Income

Segment income by reportable operating segment for the six-month periods ended June 30, 2005 and 2004 is as follows:

	Segment Income
	Six Months
	2005	2004 **
	(In Thousands of Dollars)
Polymer Additives	$53,173	$42,954
Catalysts	49,405	5,329
Fine Chemicals	26,400	15,173

Segment totals	128,978	63,456
Corporate and other expenses	(25,179)	(13,303)

Segment income	$103,799	$50,153

**	Six-months 2004 have been recast to include the operating results of our joint ventures.

Polymer Additives’ six-months 2005 segment income increased $10.2 million (23.8%) from the first six months of 2004 due mainly to improved pricing in flame retardants ($38.8 million) and stabilizers and curatives ($14.7 million), an increase in the net income of joint ventures ($3.0 million) and the overall favorable net effects of foreign exchange ($2.1 million) offset, in part, by unfavorable raw material and energy costs ($25.4 million), unfavorable costs ($12.9 million) and lower shipments ($12.3 million) in flame retardants (primarily ATH which is used in automotive wire and cable). Polymer Additives results for six-months 2005 benefited $2.2 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Catalysts’ six-months 2005 segment income was up significantly ($44.1 million) from the first six months of 2004 primarily due to the impact of the July 2004 acquisition of the refinery catalysts business ($40.6 million), including the change in equity in our refinery catalysts business joint ventures ($10.0 million). Our heritage polyolefins catalysts business contributed $3.0 million to the higher segment income versus the corresponding period in 2004. Catalysts’ results for six-months 2005 benefited $0.6 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Fine Chemicals’ six-months 2005 segment income increased $11.2 million (74.0%) from the first six months of 2004 including the benefit of $2.2 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments. Special items for the second quarter and six months ended June 30, 2004, included a second-quarter 2004 charge totaling $0.6 million related to the cleanup of the Pasadena plant zeolite facility and a first-quarter 2004 charge totaling $4.5 million which consisted of layoffs of 53 employees at the zeolite facility amounting to $3.4 million and related curtailment charges of $0.9 and certain other charges of $0.2 million. Excluding the special items in both periods, Fine Chemicals’ segment income increased $3.9 million (19.4%) from 2004 primarily due to higher income from our JBC joint venture ($4.7 million). Higher overall raw material and energy costs ($15.7 million) primarily in performance chemicals, lower pricing ($5.3 million) in pharmaceutical actives and a higher allocation of SG&A and R&D costs ($4.0 million) were offset, for the due to improved pricing in fine chemistry services and intermediates ($13.9 million) and performance chemicals ($10.9 million).

Corporate and other expenses for the first six months of 2005 increased $11.9 million (89.3%) from the first six months of 2004 primarily due to higher employee incentive costs ($9.5 million), higher pension costs ($1.1 million) and higher outside legal costs ($1.0 million). Corporate and other expenses for the first six months of 2005 includes two second-quarter 2005 special items: (1) a provisional charge of $0.7 million for the potential settlement of future legal claims; and (2) a $0.6 million allocation from a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Interest and Financing Expenses

Interest and financing expenses for the first six months of 2005 amounted to $20.4 million, an increase of $17.5 million from the first six months of 2004 primarily due to higher average outstanding debt in the 2005 period related to the July 2004 acquisition of the refinery catalysts business. Interest and financing expenses for 2005 also includes the write-off of $1.4 million of deferred financing expenses associated with our acquisition related $450 million 364-day bridge loan that we retired using the proceeds from our public offering of senior notes and common stock on January 20, 2005.

Other (Expenses) Income, Net Including Minority Interest

Other (expenses) income, net including minority interest amounted to ($1.9 million) for the six-months periods of 2005 and 2004, excluding a second-quarter 2004 realized foreign exchange gain of $2.9 million associated with our July 2004 acquisition of the refinery catalysts business. Other (expenses) income, net including minority interest includes a charge for both periods for minority interest for our majority-owned subsidiary, Stannica LLC, totaling ($2.5 million) and ($2.4 million) for the six-month periods ended June 30, 2005 and 2004, respectively.

Income Taxes

The effective income tax rate for first six months of 2005 was 30.8%; up from 28.7% for the corresponding period in 2004 primarily due to the new geographical mix of income after the refinery catalysts business acquisition. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the six-months periods ended June 30, 2005 and 2004, respectively, are as follows:

	% of Income before Income Taxes
	For the Six Months Ended June 30,
	2005	2004
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.5
Extraterritorial income exclusion	(1.3)	(2.7)
Depletion	(1.2)	(1.9)
Domestic production deduction	(0.3)	—
Other items, net	(1.7)	(2.2)

Effective income tax rate	30.8%	28.7%

Financial Condition and Liquidity

Cash and cash equivalents at June 30, 2005 were $98.3 million, representing an increase of $51.9 million from $46.4 million at year-end 2004.

For the six months ended June 30, 2005, cash provided from operating activities of $41.3 million, together with approximately $324.7 million and $147.9 million of proceeds from the issuance of senior notes and common stock, respectively, $117.4 million of proceeds from borrowings, $2.7 million of proceeds from the exercise of stock options, and $1.1 million of proceeds from the liquidation of an equity method investment and the sale of a nonmarketable security were used to cover operating activities, retire debt of $499.4 million, increase cash and cash equivalents by $51.9 million, fund capital expenditures totaling $36.2 million, pay quarterly dividends to shareholders and minority interest of $12.0 million and $1.0 million, respectively, fund investments in and advances to joint ventures and nonmarketable securities of $9.1 million, make a working capital settlement payment to Akzo Nobel and pay additional professional fees relating to the refinery catalysts acquisition of approximately $7.0 million and $0.6 million, respectively and pay financing costs of $2.3 million associated with new debt.

We anticipate that cash provided from operations in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt-service obligations, fund capital expenditures and make dividend payments for the foreseeable future.

The change in our accumulated other comprehensive income from December 31, 2004 was due primarily to net foreign currency translation adjustments (strengthening of the U.S. dollar versus the euro), net of related deferred taxes.

On July 29, 2004, in connection with the acquisition of the refinery catalysts business, we entered into (1) a senior credit agreement with a group of lenders, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility, and (2) a $450 million 364-day loan agreement. We used the initial borrowings under the senior credit agreement and the $450 million 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The remaining balance of the $450 million five-year facility is payable in quarterly installments of $11.25 million through June 30, 2008, with three final quarterly payments of $90 million beginning September 30, 2008 through March 31, 2009.

Borrowings under our senior credit agreement are conditioned upon compliance with the following financial covenants: (a) consolidated fixed charge coverage ratio (as defined) must be greater than or equal to 1.25:1.00 as of the end of any fiscal quarter; (b) consolidated debt to capitalization ratio, as defined, at the end of any fiscal quarter must be less than or equal to 60%; (c) consolidated tangible domestic assets (as defined) must be or greater than or equal to $750 million for us to make investments in entities and enterprises that are organized outside the United States; and (d) with the exception of liens specified in our new senior credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens at any time exceeds 10% of consolidated net worth (as defined in the agreement).

On July 8, 2005 we amended our senior credit agreement (outlined above). Generally, the amendment (1) reduces the applicable borrowing rates and fees payable under the revolving credit facility and five-year term loan facility, based on the ratings of the our senior unsecured long-term debt as rated by outside credit rating agencies, (2) eliminates certain conditions for borrowings under the revolving credit facility, and (3) provides an option to increase the amount available for borrowings under the revolving credit facility by up to $50 million.

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

The noncurrent portion of our long-term debt amounted to $839.2 million at June 30, 2005, compared to $899.6 million at the end of 2004. Our long-term debt, including the current portion, as a percentage of total capitalization amounted to 49.8% at June 30, 2005. In addition, at June 30, 2005, we had the ability to borrow an additional $291 million under our various credit arrangements.

As of June 30, 2005, we were the guarantor of $33.3 million of outstanding long-term debt on behalf of our joint venture company, JBC. Our long-term debt, including the guarantees, as a percent of total capitalization amounted to 50.7% at June 30, 2005. During the second quarter of 2005, we and our joint venture partner each advanced $6 million to JBC for operating capital purposes.

On June 29, 2005, we announced a change in our coverage for its unfunded postretirement health care benefits plan effective December 31, 2005. The change in coverage (“plan change”) affects our paid retiree medical premium payments for future retirees and results in the recognition of a special item for the acceleration of a portion of current unrecognized prior service credits in the current period of $5.6 million ($3.6 million after income taxes, or seven cents per diluted share). The plan change special item is reflected as a curtailment gain in accordance with Statement of Financial Accounting Standards No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The plan change did not affect the medical premium subsidy of retired employees. The plan change will affect the our future retiree medical premium subsidy in two ways: (1) active employees who are age 50 or older as of December 31, 2005 and who commence their retirement benefit after January 1, 2006 and otherwise meet all other eligibility requirements will be eligible to receive a revised fixed Company subsidy; and (2) active employees who are under the age of 50 on December 31, 2005 and who otherwise meet the eligibility requirements will remain eligible for retiree medical coverage, but will be responsible for 100% of the cost of their coverage.

The plan change noted above reduced our accumulated postretirement benefit obligation (“APBO”) under our postretirement health care benefits plan by $16.2 million; the reduction in APBO will be amortized to income over the remaining service life to full eligibility of affected employees, amounting to four years, beginning July 1, 2005. Other postretirement benefits expense for 2005 will be reduced by $2.3 million on a prospective basis as a result of the plan change. This amount will be recognized into income in the third and fourth quarters of 2005.

Our capital expenditures for the six-months ended June 30, 2005 were up by $16.6 million from the same period in 2004. Our capital spending program (including investments in joint ventures) is expected to be approximately $80 to $90 million over the next few years, with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our senior credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

The following table summarizes our contractual obligations and commitments in thousands of dollars at June 30, 2005:

	3Q 2005	4Q 2005	Sub-total 2005	2006	2007	2008	2009	2010	There- after
Long-term debt obligations	$11,250	$11,250	$22,500	$45,048	$45,056	$202,561	$231,803	$72	$337,246
Expected interest payments on long-term debt obligations*	9,742	9,900	19,642	34,603	33,042	30,570	18,301	16,911	69,457
Operating lease obligations (rental)	2,897	2,897	5,794	7,747	5,440	4,170	3,016	3,005	25,791
Take or pay / throughput agreements	67,555	67,555	135,110	57,161	11,823	8,226	7,095	5,718	27,312
Letters of credit and guarantees	8,406	966	9,372	29,382	1,207	517	221	8	833
Capital projects	9,204	4,065	13,269	1,120	640	635	635	1,308	—
Other	2,149	196	2,345	—	—	—	—	—	—
Additional investment commitment payments	—	563	563	815	805	55	—	—	—

Total	$111,203	$97,392	$208,595	$175,876	$98,013	$246,734	$261,071	$27,022	$460,639

*	These amounts are based on a weighted-average interest rate of 4.2% for term loans/credit facility, 3.5% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes for 2005. The weighted average rates for years 2006 – thereafter are 4.6% for term loans/credit facility, 3.7% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes.

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

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party (“PRP”) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases our participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied, and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information provided in the Annual Report on Form 10-K for the year ended December 31, 2004, except as noted below.

We had outstanding variable interest rate borrowings at June 30, 2005 of $557.7 million, bearing an average interest rate of 4.11%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.7 million. Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

During the fourth quarter of 2004, we entered into treasury lock agreements (“T-locks”) with a notional value of $275 million to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our public offering of $325 million of senior notes in January 2005. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks depended on the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that has the maturity date most comparable to the maturity date of the notes when issued and (2) the fixed rate of approximately 4.25%. The cumulative effect of the T-lock agreements (a charge of approximately $2.2 million) is being amortized over the life of the notes as an adjustment to the interest expense of the notes. At June 30, 2005, there were unamortized realized losses of approximately $2.1 million ($1.3 million after income taxes) in accumulated other comprehensive income.

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

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At June 30, 2005, there were unrealized gains of approximately $0.2 million ($0.1 million after income taxes). Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 2, 2004, Albemarle Overseas Development Company (“AODC”), a wholly owned subsidiary of the Company, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis (“Aventis”), through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement (“Agreement”) between a predecessor to AODC, and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC (“APPC”), was acquired by AODC. The dispute relates to a chemical facility in Thann, France owned by APPC. Under the terms of the Agreement, we believe that Aventis is obligated to indemnify AODC and APPC, and hold us harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of soil and groundwater contamination at the site in Thann.

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

The Request for Arbitration requests indemnification of AODC by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration related to the question of liability took place in June 2005 and we currently expect a response from the arbitration panel by the end of 2005.

On July 13, 2005, the French environmental authorities instructed APPC to conduct additional testing and take certain measures with respect to the containment of certain contamination at the Thann facility. At this time, it is not possible to predict what the French government will otherwise require, since this matter is in its initial stages and environmental matters are subject to many uncertainties. We believe, however, that we are entitled to be fully indemnified by Aventis for all liabilities arising from this matter, but no assurance can be given that we will prevail in this matter. If we do not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

During the second quarter of 2005, we entered into an agreement with Ethyl Corporation (“Ethyl”) related to a dispute over the allocation of responsibility for certain past and future claims by third parties related to certain asbestos premises liability. In addition, Ethyl and Albemarle entered into an agreement with Travelers Indemnity Company that provides a procedure for allocating defense and indemnity costs with respect to certain future asbestos premises liability claims. As a result of the above agreements, we incurred an after-tax charge of $0.5 million, or one cent per diluted share, as provision for future legal claims.

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

ALBEMARLE CORPORATION
(Registrant)

Date: August 8, 2005	By:	/s/ PAUL F. ROCHELEAU
Paul F. Rocheleau Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

		Page Numbers
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	35

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	36

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	37

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	38