Form 10-Q
period 2005-09-30
ALBEMARLE CORP
filed 2005-11-09
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding as of October 31, 2005: 46,620,905

ALBEMARLE CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,859	$46,390
Trade accounts receivable, less allowance for doubtful accounts (2005 - $624; 2004 -$426)	319,652	300,010
Other accounts receivable, less allowance for doubtful accounts (2005 - $356; 2004 -$403)	34,959	41,541
Inventories:
Finished goods	298,922	248,253
Raw materials	95,730	59,198
Stores, supplies and other	36,864	31,306

	431,516	338,757
Deferred income taxes and prepaid expenses	20,729	20,712

Total current assets	854,715	747,410

Property, plant and equipment, at cost	2,194,471	2,064,585
Less accumulated depreciation and amortization	1,211,712	1,168,601

Net property, plant and equipment	982,759	895,984
Prepaid pension assets	188,056	189,833
Investments	97,930	170,957
Other assets and deferred charges	28,801	34,433
Goodwill	247,548	190,175
Other intangibles, net of amortization	162,116	213,953

Total assets	$2,561,925	$2,442,745

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$198,296	$202,410
Long-term debt, current portion	59,303	45,047
Accrued expenses	106,768	88,048
Dividends payable to shareholders	7,014	4,574
Income taxes payable	59,973	33,667

Total current liabilities	431,354	373,746

Long-term debt	820,613	899,584
Postretirement benefits	64,636	69,775
Pension benefits	51,054	54,989
Other noncurrent liabilities	111,362	84,525
Deferred income taxes	175,303	248,751

Commitments and contingencies (Note 20)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 46,620,905 in 2005 and 41,898,201 in 2004	466	419
Additional paid-in capital	180,556	22,839
Accumulated other comprehensive income	23,430	46,203
Retained earnings	703,151	641,914

Total shareholders’ equity	907,603	711,375

Total liabilities and shareholders’ equity	$2,561,925	$2,442,745

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands of Dollars, Except Per-Share Amounts)

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$506,605	$413,904	$1,519,324	$1,062,672
Cost of goods sold	406,994	324,396	1,207,224	845,952
Acquisition-related cost	—	13,400	—	13,400

Gross profit	99,611	76,108	312,100	203,320
Selling, general and administrative expenses	50,423	43,075	161,118	106,078
Research and development expenses	10,107	9,101	31,429	18,768
Special items	—	2,801	(4,868)	7,858

Operating profit	39,081	21,131	124,421	70,616
Interest and financing expenses	(10,882)	(6,250)	(31,270)	(9,168)
Equity in net income of unconsolidated investments	4,124	1,826	22,583	2,494
Other income (expenses), net	534	(15,606)	1,100	(12,278)

Income before income taxes and minority interests	32,857	1,101	116,834	51,664
Income (taxes) benefits	(4,502)	1,097	(29,590)	(12,714)

Income after income taxes and before minority interests	28,355	2,198	87,244	38,950
Minority interests in income of consolidated subsidiaries	(2,063)	(1,371)	(4,575)	(3,748)

Net income	$26,292	$827	$82,669	$35,202

Basic earnings per share	$0.56	$0.02	$1.79	$0.85

Diluted earnings per share	$0.55	$0.02	$1.74	$0.83

Cash dividends declared per share of common stock (Note 13)	$—	$—	$0.46	$0.435

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands of Dollars)

(Unaudited)

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$26,292	$827	$82,669	$35,202
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available for sale	1	(4)	16	(30)
Unrealized gain on hedging derivatives	14	77	420	26
Realized (loss) on treasury lock agreements	—	—	(932)	—
Amortization of realized loss on treasury lock agreements	35	—	92	—
Foreign currency translation adjustments	(12,806)	5,212	(22,369)	1,558

Other comprehensive (loss) income	(12,756)	5,285	(22,773)	1,554

Comprehensive income	$13,536	$6,112	$59,896	$36,756

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash and cash equivalents at beginning of year	$46,390	$35,173

Cash flows from operating activities:
Net income	82,669	35,202
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	86,197	69,288
Minority interests in income of consolidated subsidiaries	4,575	3,748
Compensation payable in common stock and options	5,944	—
Loss on hedging of anticipated acquisition purchase price	—	12,848
Purchased in-process R&D charges	—	3,000
Working capital changes, net of the effects of acquisitions and the consolidation of Jordan Bromine Company Limited	(45,686)	15,133
Equity in net income of unconsolidated investments	(22,583)	(2,494)
Deferred income tax (benefit) expense	(21,103)	83
Decrease (increase) in prepaid pension assets	1,777	(3,776)
Other, net	2,229	(2,647)

Net cash provided from operating activities	94,019	130,385

Cash flows from investing activities:
Capital expenditures	(50,594)	(37,602)
Acquisitions	(7,553)	(762,378)
Investments in joint ventures and other investments	(3,088)	(6,742)
Proceeds from the liquidation of equity method investment and sale of nonmarketable security	1,058	—
Payments on hedging of anticipated acquisition purchase price	—	(12,848)
Other	44	832

Net cash used in investing activities	(60,133)	(818,738)

Cash flows from financing activities:
Proceeds from issuance of senior notes	324,665	—
Proceeds from issuance of common stock	147,862	—
Proceeds from borrowings	147,639	1,050,946
Proceeds from exercise of stock options	2,893	6,762
Repayments of long-term debt	(617,897)	(325,806)
Dividends paid to shareholders	(18,992)	(17,982)
Payment of financing costs	(2,306)	—
Dividends paid to minority interest	(2,200)	(3,269)
Purchases of common stock	—	(827)
Other	196	—

Net cash (used in) provided from financing activities	(18,140)	709,824

Net effect of foreign exchange on cash and cash equivalents	(14,277)	4,173

Increase in cash and cash equivalents	1,469	25,644

Cash and cash equivalents at end of period	$47,859	$60,817

See accompanying notes to the consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except Share and Per-Share Amounts)

(Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Albemarle Corporation and its wholly owned and majority owned subsidiaries (“Albemarle” or the “Company”) contain all adjustments necessary for a fair presentation, in all material respects, of the Company’s consolidated financial position as of September 30, 2005 and December 31, 2004, the consolidated results of operations and comprehensive income for the third-quarter and nine-month periods ended September 30, 2005 and 2004, and condensed consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004. The Company consolidates its majority owned and controlled subsidiaries and applies the equity method of accounting for investments in which it has an ownership interest of between 20% and 50% owned or where it exercises significant influence over the related investee’s operations. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholders’ interests in consolidated subsidiaries are included in “other noncurrent liabilities” in the consolidated balance sheets and “minority interests in income of consolidated subsidiaries” in the consolidated statements of income. All adjustments are of a normal and recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K. The results of operations for the third quarter ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made regarding minority interests and segment income for the nine-month period ended September 30, 2005 and the third-quarter and nine-month periods ended September 30, 2004 in the accompanying consolidated financial statements and the notes thereto to conform to the current presentation (See Note 18).

2. Cost of goods sold includes foreign exchange transaction gains (losses) of $120 and ($625), and ($907) and ($258) for the third-quarter and nine-month periods ended September 30, 2005 and 2004, respectively.

3. Cost of goods sold for the third-quarter and nine-month periods ended September 30, 2004 included an August 26, 2004 cash settlement whereby the Company and a former insurer settled a dispute related to payments to be made to the Company in connection with certain insurance coverage for the period 1950 through 2000. Pursuant to the agreement, the Company will receive $6,945 ($4,424 after income taxes, or 10 cents per diluted share) with $4,208 paid at the settlement date. Cost of goods sold for the third-quarter and nine-month periods ended September 30, 2004 also included a third-quarter charge amounting to $3,396 ($2,163 after income taxes, or five cents per diluted share) related to the establishment of a valuation reserve for the potential recoverability of a claim incurred by the Company regarding the discontinuance of product support for and withdrawal from a water treatment venture.

4. Acquisition-related cost totaling $13,400 ($8,536 after income taxes, or 20 cents per diluted share) for the third-quarter and nine-month periods ended September 30, 2004, consisted of a step-up increase in acquired inventory to fair value associated with the July 31, 2004 acquisition of the Akzo Nobel N.V. (“Akzo Nobel”) refinery catalysts business.

5. Special items:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Curtailment gain (a)	$—	$—	$5,603	$—
Provisional charge for the potential settlement of future legal claims (b)	—	—	(735)	—
Purchased in-process research and development charges (c)	—	(3,000)	—	(3,000)
Reduction in force adjustments (d)	—	199	—	(4,308)
Cleanup of the Pasadena plant zeolite facility (e)	—	—	—	(550)

Special items	$—	$(2,801)	$4,868	$(7,858)

(a)	Nine-month period ended September 30, 2005 includes a second-quarter 2005 curtailment gain amounting to $5,603 ($3,569 after income taxes, or seven cents per diluted share) that relates to a reduction in the Company’s accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date associated with a change in coverage in the Company’s unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005 (See Note 9).
(b)	Nine-month period ended September 30, 2005 includes a second-quarter 2005 provisional charge of $735 ($468 after income taxes, or one cent per diluted share) for the potential settlement of future asbestos premises liability claims.
(c)	Third-quarter and nine-month periods ended September 30, 2004 included purchased in-process research and development charges amounting to $3,000, or seven cents per diluted share, that were comprised of the write-off of estimated research and development costs associated with the acquired Akzo Nobel refinery catalysts business deemed not to have future use.

(d)	Third-quarter and nine-month periods ended September 30, 2004 included a $199 reversal adjustment of a reserve for work force reduction. Nine months ended September 30, 2004 included a first quarter 2004 charge totaling $4,507 ($2,871 after income taxes, or seven cents per diluted share) for layoffs related to the closing at the Pasadena plant zeolite facility and a related curtailment charge.
(e)	Nine-month period ended September 30, 2004 included a second-quarter 2004 charge totaling $550 ($350 after income taxes, or one cent per diluted share) related to the cleanup of the Pasadena plant zeolite facility.

6. Interest and financing expenses for the nine months ended September 30, 2005 include a January 2005 write-off of deferred financing expenses totaling $1,386 ($883 after income taxes, or two cents per diluted share), associated with the 364-day bridge loan that was retired using the proceeds from the Company’s January 2005 public offerings of common stock and senior notes. Interest and financing expenses for the third-quarter and nine-month periods ended September 30, 2004 included the write-off of deferred financing expenses totaling $528 ($336 net of income taxes, or one cent per diluted share) related to the refinancing of the Company’s previous revolving credit agreement.

7. Other income (expenses), net for the nine-month period ended September 30, 2005 and the third-quarter and nine-month periods ended September 30, 2004 include the reclassification of minority interest for the Company’s majority-owned subsidiary, Stannica LLC, totaling ($4,030), and ($1,371) and ($3,748), respectively, from other income (expenses), net to a separate line on our consolidated statements of income. In addition, effective August 1, 2005, the Company began consolidating its 50% ownership interest in Jordan Bromine Company Limited (“JBC”), a Jordanian-American joint venture company that manufactures and markets bromine and bromine derivatives products from raw materials extracted from the Dead Sea. The Company had previously accounted for this investment on an equity basis. However, as a result of August 2005 amendments to the related joint venture agreement, Albemarle management concluded that consolidation accounting for this investment was appropriate under generally accepted accounting principles in the United States (“GAAP”). The impact of the consolidation of JBC on minority interests amounted to ($545) for the third-quarter and nine-month periods ended September 30, 2005. This change in accounting had no impact on the Company’s net income for the third-quarter and nine-month periods ended September 30, 2005 and 2004, respectively. (See Note 8.) Other income (expenses), net for the third-quarter and nine-month periods ended September 30, 2004 included foreign exchange hedging charges totaling $15,712 ($10,009 after income taxes, or 24 cents per diluted share) and $12,848 ($8,184 after income taxes, or 19 cents per diluted share), respectively, associated with the contracts entered into by the Company to hedge the euro-denominated purchase price for the Company’s acquisition of the Akzo Nobel refinery catalysts business.

8. The following unaudited pro forma data summarizes the results of operations for the third-quarter and nine-month periods ended September 30, 2005 as if the consolidation of JBC had been completed as of the beginning of each of the periods presented.

	Third Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net sales	$506,605	$1,519,324

Operating profit	$40,926	$136,614

Interest and financing expenses	$(11,201)	$(33,426)

Equity in net income of unconsolidated investments	$2,984	$14,949

Other income, net	$534	$1,278

Minority interests in income of consolidated subsidiaries	$(2,449)	$(7,156)

Net income	$26,292	$82,669

Basic earnings per share	$0.56	$1.79

Diluted earnings per share	$0.55	$1.74

Line items impacted on the Company’s September 30, 2005 consolidated balance sheets due to the consolidation of JBC were as follows:

Cash	205
Accounts receivable (including intercompany eliminations)	(218)
Inventory	14,615
Other current assets	3,236
Net property, plant and equipment	113,726
Other assets, primarily investment in JBC	(39,712)
Accounts payable (including intercompany eliminations)	25,837
Long-term debt, current portion	(14,252)
Other current liabilities	(3,855)
Long-term debt (See Note 16)	(65,981)
Minority interest in other noncurrent liabilities	(31,648)
Accumulated other comprehensive income	(195)
Retained earnings	(1,758)

9. On June 29, 2005, the Company announced a change in its coverage for its unfunded postretirement health care benefits plan effective December 31, 2005. The change in coverage (“plan change”) affects Company paid retiree medical premium payments for future retirees and results in the recognition of a special item for the acceleration of a portion of current unrecognized prior service credits in the current period of $5,603 ($3,569 after income taxes, or seven cents per diluted share). The plan change special item is reflected as a curtailment gain in accordance with Statement of Financial Accounting Standards No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The plan change did not affect the medical premium subsidy of retired employees. The plan change will affect the Company’s future retiree medical premium subsidy in two ways: (1) active employees who are age 50 or older as of December 31, 2005 and who commence their retirement benefit after January 1, 2006 and otherwise meet all other eligibility requirements will be eligible to receive a revised fixed Company subsidy; and (2) active employees who are under the age of 50 on December 31, 2005 and who otherwise meet the eligibility requirements will remain eligible for retiree medical coverage, but will be responsible for 100% of the cost of their coverage.

The plan change noted above reduced the Company’s accumulated postretirement benefit obligation (“APBO”) under its postretirement health care benefits plan by $16,223; the reduction in APBO will be amortized to income over the remaining service life to full eligibility of affected employees, amounting to four years effective July 1, 2005.

10. Basic and diluted earnings per share for the third-quarter and nine-month periods ended September 30, 2005 and 2004 are calculated as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:

Numerator:
Income available to shareholders, as reported	$26,292	$827	$82,669	$35,202

Denominator:
Average number of shares of common stock outstanding	46,607	41,588	46,242	41,497

Basic earnings per share	$0.56	$0.02	$1.79	$0.85

Diluted earnings per share:

Numerator:
Income available to shareholders, as reported	$26,292	$827	$82,669	$35,202

Denominator:
Average number of shares of common stock outstanding	46,607	41,588	46,242	41,497
Shares issuable upon exercise of stock options	1,407	956	1,400	845

Total shares	48,014	42,544	47,642	42,342

Diluted earnings per share	$0.55	$0.02	$1.74	$0.83

11. The following table reflects the changes in consolidated shareholders’ equity from December 31, 2004 through September 30, 2005:

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Share- holders’ Equity
	Shares	Amounts
Balance at December 31, 2004	41,898,201	$419	$22,839	$46,203	$641,914	$711,375
Net income	—	—	—	—	82,669	82,669
Foreign currency translation adjustments, net	—	—	—	(22,369)	—	(22,369)
Realized loss on treasury lock agreements, net	—	—	—	(932)	—	(932)
Amortization of realized loss on treasury lock agreements, net	—	—	—	92	—	92
Unrealized gain on securities available for sale, net	—	—	—	16	—	16
Unrealized gain on hedging derivatives, net	—	—	—	420	—	420
Cash dividends declared	—	—	—	—	(21,432)	(21,432)
Compensation payable in common stock	—	—	5,944	—	—	5,944
Issuance of common stock, net	4,573,000	46	147,816	—	—	147,862
Exercise of stock options	120,000	1	2,892	—	—	2,893
Issuance of restricted stock	29,704	—	1,065	—	—	1,065

Balance at September 30, 2005	46,620,905	$466	$180,556	$23,430	$703,151	$907,603

On January 20, 2005, the Company concluded the public offering of 4,573,000 shares of common stock at a public offering price of $34.00 per share ($32.46 per share after underwriting discount but before offering related expenses).

12. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the third-quarter and nine-month periods ended September 30, 2005 and 2004, respectively, are as follows:

	% of Income Before Income Taxes
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Section 965 repatriation	(14.8)	—	(4.2)	—
Effect of minority interests	(2.2)	—	(1.4)	(2.5)
Depletion	(1.4)	nm	(1.2)	(2.6)
Extraterritorial income exclusion	(0.8)	nm	(1.2)	(3.1)
Domestic production deduction	(0.4)	—	(0.3)	—
State taxes, net of federal tax benefit	0.3	nm	(0.1)	0.7
Other items, net	(2.0)	nm	(1.3)	(2.9)

Effective income tax rate	13.7%	(99.6%)	25.3%	24.6%

nm – not meaningful

During the September 30, 2005 reporting period, the Company reclassified its minority interest in Stannica LLC for the nine-month period ended September 30, 2005 and the third-quarter and nine-month periods ended September 30, 2004 (See Note 7). The reclassification of minority interest for the nine-month period ended September 30, 2004 changed the effective income tax rate from 26.5% to 24.6%. The impact on the third-quarter period ended September 30, 2004 change in the effective income tax rate is not meaningful.

        In the third quarter of 2005, the Company adopted FASB Staff Position SFAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP SFAS 109-1”) and FASB Staff Position SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” that were issued in December 2004. The American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004, provides for a deduction ranging from 3% to 9% for income from qualified domestic production activities (“QDPA”). The QDPA deduction is being phased in from 2005 through 2010. The QDPA deduction partially replaces the benefits from a two-year phase out of the then existing extra-territorial income exclusion (“ETI”) for foreign sales. The impact of the adoption of FSP SFAS 109-1 and its related QDPA deduction, which amounts to $129 and $388 for the third-quarter and nine month periods ended September 30, 3005, is being taken as a special deduction for the Company’s tax year ending December 31, 2005. The Act also created a temporary one-time tax incentive (savings) on certain accumulated and projected future earnings of certain controlled foreign subsidiaries, which have been or will be repatriated. On August 18, 2005, the Company’s chief executive officer approved a domestic reinvestment plan (“plan”) to repatriate foreign earnings in accordance with the temporary repatriation incentive under Section 965 of the Act. The Company’s one-time incentive (29.75%) results in an approximate 5.25% Federal tax rate on the 2005 repatriated earnings that had been previously taxed at the Company’s normal Federal tax rate of 35%. The Company recorded a tax benefit for the third-quarter and nine-month period ended September 30, 2005 of $4,857, or 10 cents per diluted share.

13. Cash dividends declared for the nine-month period ended September 30, 2005 totaled 46 cents per share, which included a dividend of 15 cents per share declared on February 2, 2005, paid April 1, 2005, a dividend of 15 cents per share declared on April 19, 2005, paid July 1, 2005, and a dividend of 16 cents per share declared on June 29, 2005, payable October 1, 2005. Cash dividends declared for the nine-month period ended September 30, 2004 totaled 43.5 cents per share, which included a dividend of 14.5 cents per share declared on January 30, 2004, paid April 1, 2004, a dividend of 14.5 cents per share declared March 31, 2004, paid July 1, 2004, and a dividend of 14.5 cents per share declared June 30, 2004, paid October 1, 2004. The reason for no dividend declarations in the third-quarter periods ended September 30, 2005 and 2004 was the timing of the Board of Directors meeting dates.

14. On July 31, 2004, the Company completed the acquisition of the Akzo Nobel refinery catalysts business for approximately $763,000, including expenses, at applicable exchange rates. During 2004 and 2005, the Company increased the purchase price by approximately $23,000 and $8,000, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. During 2005, significant progress was made in the determination of the final purchase price allocation versus the estimated allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation were material to the financial position or results of operations of the Company. As part of the acquisition, the Company acquired 50% ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd,) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy).

The final purchase price allocation is summarized below:

Cash	$31,341
Accounts receivable	78,404
Inventory	108,117
Other current assets	5,048
Net property, plant and equipment	402,252
Other assets, including investment in joint ventures	50,228
Goodwill and other intangibles	304,160
In-process research and development assets	3,235
Current liabilities	(53,487)
Noncurrent deferred tax liabilities	(70,738)
Other noncurrent liabilities	(28,116)
Long-term environmental liabilities	(5,403)

Net cash paid	825,041
Less: cash acquired	(31,341)

Net cash paid less cash acquired	$793,700

The following unaudited pro forma data summarizes the results of operations for the third-quarter and nine-month periods ended September 30, 2004 as if the acquisition of the Akzo Nobel refinery catalysts business had been completed as of the beginning of each of the periods presented. The pro forma data gives effect to actual operating results prior to the acquisition, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense, various other income (expenses), net accounts and related income tax effects associated with the acquisition. Additionally, non-recurring items associated with the acquisition, including acquired inventory step-up charges, in-process research and development charges and net losses associated with the contracts used to hedge the euro-denominated purchase price, are reflected in the pro forma data for each of the periods presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Third Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Net sales	$447,846	$1,345,639

Net income	$5,193	$50,806

Basic earnings per share	$0.12	$1.22

Diluted earnings per share	$0.12	$1.20

The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows:

	Third Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Depreciation and amortization	$29,084	$88,291

Interest and financing expenses	$7,549	$22,658

Income taxes (benefits)	$1,195	$17,620

15. At September 30, 2005, goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Additions and Other Changes		Amortization Charged to Expense	Foreign Exchange	Balances at September 30, 2005
Changes by operating segment:

Goodwill:
Polymer Additives	$24,322	$—		$—	$(828)	$23,494
Catalysts	145,824	61,100	(a)	—	(1,195)	205,729
Fine Chemicals	20,029	—		—	(1,704)	18,325

	$190,175	$61,100		$—	$(3,727)	$247,548

Other intangibles:
Polymer Additives	$75,275	$—		$3,388	$(2,895)	$68,992
Catalysts	136,742	(39,021	)(b)	6,117	—	91,604
Fine Chemicals	1,936	—		348	(68)	1,520

	$213,953	$(39,021)		$9,853	$(2,963)	$162,116

(a)	The increase in goodwill in the Catalysts segment is associated with changes, principally in second-quarter 2005, to the allocation of the purchase price of the Akzo Nobel refinery catalysts business primarily in other assets $50,135, other intangibles $39,021, property, plant and equipment ($22,252), and other various items ($13,357) as well as additional cash payments made in 2005.
(b)	Other intangibles changes in the Catalysts segment are associated with changes, principally in second-quarter 2005, to the allocation of the purchase price of the Akzo Nobel refinery catalysts business as follows: trade name ($51,706), patents ($9,154), customer list and relationships $21,946, non-compete agreements ($5,423), and licenses and other $5,316. The estimated useful lives range from 2.5 to 22 years with a weighted average of approximately 14 years. These changes do not have a material impact on previously reported results. Consistent with previous disclosures, amortization for each of the next five years should approximate $8,500.

16. Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Variable-rate bank loans	$460,790	$923,624
Senior notes	324,688	—
Industrial revenue bonds	11,000	11,000
Foreign borrowings and obligations	82,573	9,095
Miscellaneous	865	912

Total	879,916	944,631
Less amounts due within one year	59,303	45,047

Long-term debt	$820,613	$899,584

On July 29, 2004, in connection with the acquisition of the Akzo Nobel refinery catalysts business, the Company entered into (1) a senior credit agreement, with a group of lenders, consisting of a $300,000 revolving credit facility ($25,000 outstanding at September 30, 2005) and a $450,000 five-year term loan facility ($393,750 outstanding at September 30, 2005), and (2) a $450,000 364-day loan agreement. The Company used the initial borrowings under the senior credit agreement and the $450,000 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The $450,000 five-year loan facility is payable in quarterly installments of $11,250 through September 30, 2008, with three final quarterly payments of $90,000 beginning September 30, 2008 through March 31, 2009. The revolving credit facility and the five-year term loan facility bore variable interest rates at September 30, 2005 of 4.42% and 4.64%, respectively. These credit facilities contain certain restrictive financial covenants, including fixed charge coverage, debt to capitalization and other covenants as set forth in the agreements. The credit facilities were amended on July 8, 2005. The amendment reduces the applicable borrowing rates and fees payable under the revolving credit facility and five-year term loan facility, based on the ratings of the Company’s senior unsecured long-term debt as rated by outside credit rating agencies, eliminates certain conditions for borrowings under the revolving credit facility, and provides an option to increase the amount available for borrowings under the revolving credit facility by up to $50,000.

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

On August 1, 2005, the Company’s reported debt balances increased when it began consolidating its 50% ownership interest in JBC (See Note 7). The JBC debt, which amounts to $80,233 at September 30, 2005, consists of (1) foreign plant-related construction borrowings amounting to $47,299, which bear interest at rates ranging from 4.28% to 7.12% at September 30, 2005 with principal and interest payable in 22 semiannual installments and (2) a capitalized lease obligation related to certain plant equipment amounting to $19,195 with semiannual payments of $1,370, including interest calculated at 5.50%, through June 1, 2012. Additionally, the JBC debt also included unsecured short-term debt totaling $7,725 and a $6,014 unsecured non-interest bearing loan from its minority interest shareholder.

17. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at September 30, 2005:

Beginning balance at December 31, 2004	$33,739
Additions	1,635
Expenditures	(1,134)
Change in estimate	(1,162)
Foreign exchange	(3,055)

Ending balance at September 30, 2005	$30,023

The amounts recorded represent the Company’s probable future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with the Company’s past operations, in excess of amounts already recorded, could be up to approximately $12,000 before income taxes.

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

On another matter, the Company is awaiting a response from the arbitration panel in its arbitration against Aventis S. A., the predecessor in interest to Sanofi Aventis (“Aventis”), to confirm that Aventis is obligated to indemnify the Company pursuant to the terms of a stock purchase agreement for certain present and future claims asserted against the Company arising out of soil and groundwater contamination at the site of the Thann, France facility. (See Note 20.)

18. The presentation of the Company’s segment results has been modified during the nine-month period ended September 30, 2005 for the following items:

(a)	Effective January 1, 2005, the Company revised the way it evaluates the performance of its segment results by including the operating results of its joint ventures termed “equity in net income (losses) of unconsolidated investments” along with its operating profit (losses), which represents income (loss) before income taxes and minority interests, and before interest and financing expenses and “other income (expenses), net.” Segment results for the 2004 were reclassified to reflect the manner in which the chief operating decision maker reviews our three segments. The change to segment income versus segment operating profit resulted from the material effect of the joint ventures acquired from Akzo Nobel as part of our acquisition of Akzo Nobel’s refinery catalysts business on July 31, 2004.

(b)	Effective August 1, 2005, the Company began consolidating its 50% ownership interest in JBC (See Note 7). Segment income for the nine-months ended September 30, 2005 reflects the impact of this change.

(c)	The presentation of segment results was further changed during third-quarter 2005 to reflect the reclassification of the minority ownership interest in Stannica LLC from “other income (expenses), net” to a separate disclosure line under income after income taxes and before minority interests in the consolidated statements of income. Reclassifications have been made herein for third-quarter 2004 and nine-month periods ended September 30, 2005 and 2004 totaling ($4,030), and ($1,371) and ($3,748), respectively, to reflect the change.

Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. Corporate & Other expenses include corporate-related items not allocated to the reportable segments.

Third Quarter Ended September 30, 2005	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$195,356	$173,501	$137,748	—	$506,605

Operating profit (loss)	$21,860	$12,837	$11,836	$(7,452)	$39,081
Equity in net income (losses) of unconsolidated investments	1,586	1,929	646	(37)	4,124

Segment income (loss)	$23,446	$14,766	$12,482	$(7,489)	43,205

Interest and financing expenses					(10,882)
Other income (expenses), net					534

Income before income taxes and minority interests					$32,857

Third Quarter Ended September 30, 2004	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$185,902	$106,518	$121,484	—	$413,904

Operating profit (loss)	$24,279	$(2,962)	$9,830	$(10,016)	$21,131
Equity in net income of unconsolidated investments	993	1,654	(728)	(93)	1,826

Segment income (loss)	$25,272	$(1,308)	$9,102	$(10,109)	22,957

Interest and financing expenses					(6,250)
Other (expenses) income, net					(15,606)

Income before income taxes and minority interests					$1,101

Nine Months Ended September 30, 2005	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$597,893	$493,629	$427,802	—	$1,519,324

Operating profit (loss)	$70,460	$52,075	$34,377	$(32,491)	$124,421
Equity in net income (losses) of unconsolidated investments	6,159	12,096	4,505	(177)	22,583

Segment income (loss)	$76,619	$64,171	$38,882	$(32,668)	147,004

Interest and financing expenses					(31,270)
Other income (expenses), net					1,100

Income before income taxes and minority interests					$116,834

Nine Months Ended September 30, 2004	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
Net sales	$538,630	$153,795	$370,247	$—	$1,062,672

Operating profit (loss)	$65,688	$2,227	$25,886	$(23,185)	$70,616
Equity in net income (losses) of unconsolidated investments	2,538	1,794	(1,611)	(227)	2,494

Segment income (loss)	$68,226	$4,021	$24,275	$(23,412)	73,110

Interest and financing expenses					(9,168)
Other (expenses) income, net					(12,278)

Income before income taxes and minority interests					$51,664

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock based compensation (income) expense, net of taxes
as reported	$(277)	$950	$4,025	$2,741
pro forma	$25	$1,358	$4,648	$4,309

Net income
as reported	$26,292	$827	$82,669	$35,202
pro forma	$25,990	$419	$82,046	$33,634

Basic earnings per share on net income
as reported	$0.56	$0.02	$1.79	$0.85
pro forma	$0.56	$0.01	$1.77	$0.81

Diluted earnings per share on net income
as reported	$0.55	$0.02	$1.74	$0.83
pro forma	$0.54	$0.01	$1.70	$0.79

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the third-quarter and nine-months periods ended September 30, 2005 and 2004.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Fair values of options granted	$11.24	$8.95	$11.22	$8.58
Dividend yield	1.97%	2.37%	1.97%	2.37%
Volatility	30.19%	29.74%	30.14%	29.91%
Average expected life (in years)	6	5.97	6	5.61
Risk-free interest rate	4.48%	4.42%	4.49%	4.37%

20. Commitments and Contingencies

The following table summarizes the Company’s contractual obligations and commitments at September 30, 2005:

	4Q 2005	2006	2007	2008	2009	2010	There- after
Long-term debt borrowings and obligations	$22,211	$51,670	$51,882	$209,606	$165,707	$7,591	$371,249
Expected interest payments on long-term debt borrowings and obligations*	11,884	33,434	31,779	29,187	18,790	17,615	74,619
Operating lease obligations (rental)	2,986	8,264	5,951	4,772	3,273	3,220	25,759
Take or pay / throughput agreements	88,183	111,809	12,868	8,898	7,394	5,875	27,416
Letters of credit and guarantees	6,062	37,253	8,257	3,342	221	53	1,128
Capital projects	16,679	6,023	1,019	607	607	607	607
Additional investment commitment payments	163	115	105	55	—	—	—
Other	196	—	—	—	—	—	—

Total	$148,364	$248,568	$111,861	$256,467	$195,992	$34,961	$500,778

*	These amounts are based on a weighted-average interest rate of 5.1% for term loans and the revolving credit facility, 4.3% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes for 2005. The weighted average rate for years 2006 and thereafter are 4.8% for term loans and the revolving credit facility and 4.0% for the variable rate long-term debt obligations and an interest rate of 5.1% for the senior notes.

The Company has pledged certain of its land and housing facilities at its Bergheim, Germany plant site with a recorded value of $5,360 in connection with the Company’s remediation of a local landfill site as required by German environmental authorities.

The Company has commitments, in the form of guarantees, for 50% of certain plant construction loans and obligations of its consolidated 50%-owned joint venture investment, JBC. At September 30, 2005, the Company’s share of these amounts was $33,247.

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

21. In accordance with SFAS No. 132 (R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” the following information is provided for interim domestic and foreign pension and postretirement benefit plans:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Periodic Pension Benefit Cost:
Service cost	$4,470	$2,494	$14,081	$7,491
Interest cost	7,546	6,370	22,477	19,124
Expected return of assets	(10,827)	(10,338)	(32,634)	(31,014)
Plan curtailment*	—	—	—	898

Amortization of Unrecognized Amounts:
Net transition obligation	7	6	26	17
Prior service cost	106	180	318	540
Net loss	2,285	758	6,453	2,272

Total expense (income)	$3,587	$(530)	$10,721	$(672)

Net Periodic Postretirement Benefit Expense:
Service cost	$191	$417	$1,128	$1,249
Interest cost	832	1,062	3,027	3,186
Expected return of assets	(136)	(128)	(376)	(383)
Plan curtailment*	—	—	(5,603)	—

Amortization of Unrecognized Amounts:
Prior service benefit	(1,035)	(349)	(1,751)	(1,047)
Net loss	182	74	374	221

Total expense (benefit)	$34	$1,076	$(3,201)	$3,226

*	During the second quarter ended June 30, 2005, the Company benefited from a curtailment gain amounting to $5,603 relating to a reduction in the Company’s accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date. This reduction was associated with a change in coverage in the Company’s unfunded postretirement heath care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005. During the first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $898 due to the layoffs at the zeolite facility in Pasadena, Texas.

The Company did not make any contributions to its pension plans in the first nine months of 2005.

22. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Additional Information

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

Changes in Reporting

Segments

Effective January 1, 2005, we revised the way we evaluate the performance of our segment results by including the operating results of our joint ventures, termed “equity in net income (losses) of unconsolidated investments,” along with our operating profit (losses). Segment results for the quarter ended September 30, 2004 have been recast to reflect the manner in which the chief operating decision maker reviews our three segments. The change to segment income versus segment operating profit resulted from the material effect of the joint ventures acquired from Akzo Nobel N.V. (“Akzo Nobel”) as part of our July 31, 2004 acquisition of Akzo Nobel’s refinery catalysts business (“refinery catalysts business”) on our consolidated operating results.

Effective August 1, 2005, we began consolidating our 50% ownership interest in Jordan Bromine Company Limited (“JBC”), a Jordanian-American joint venture company that manufactures and markets bromine and bromine derivatives products from raw materials extracted from the Dead Sea. We had previously accounted for this investment on an equity basis. However, as a result of August 2005 amendments to the related joint venture agreement our management concluded that consolidation accounting for this investment was appropriate under generally accepted accounting principals in the United States (“GAAP”). This change in accounting has no impact on our net income for the third-quarter and nine-month periods ended September 30, 2005 and 2004, respectively.

Other Income (Expenses), Net and Minority Interests

During third-quarter 2005, we changed our presentation of the minority ownership interest in Stannica LLC from other income (expenses), net to a separate disclosure line under income after income taxes and before minority interests in the consolidated statements of income. Reclassifications have been made herein for third-quarter 2004 and nine-month periods ended September 30, 2005 and 2004 to reflect the change. We have also made the appropriate reclassifications to our effective tax rates disclosures for third-quarter 2004 and nine-month periods ended September 30, 2005 and 2004 that were impacted as well.

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

Pricing Initiatives

We recently announced, and are working to implement, a number of pricing initiatives across our business segments to offset raw material and energy inflation and to help bring margins back to levels warranted by the value addition of our products and technologies. We announced price increases in our hydroprocessing (“HPC”) catalysts, aluminum alkyl co-catalysts, elemental bromine, brominated flame retardants, bromine-based clear completion fluids, along with a number of other products. In addition, we have added a surcharge to our fluidized catalytic cracking (“FCC”) catalysts to offset rising natural gas and raw material inflation.

Decabrom Exemption from RoHS

We were pleased with the recent announcement regarding the European Union’s exemption of the brominated flame retardant deca-BDE (decabrom) from the Restriction of Hazardous Substances (RoHS) directive. Decabrom is the second most widely produced brominated flame retardant, and is used in televisions, office equipment, mobile phones and upholstered furniture.

Hurricane Impacts

Like many companies with operations in the Gulf Coast region of the United States, we were impacted by both Hurricanes Katrina and Rita. Unlike some companies, however, we were spared any direct damage to our manufacturing facilities. However, we were required to idle our plants for several days due to mandatory evacuations, power outages and flooding. These production losses reduced operating profits by $3.6 million this quarter. In addition, we were forced into the open market to purchase raw materials when several of our suppliers declared force majeure. This further reduced operating profits by an additional $0.7 million.

Outlook

The increase in flame retardant sales in September, following a very slow July and August, has continued into the fourth quarter. We are optimistic that these improved volumes, along with recently announced price increases, will help offset raw material and energy costs and improve margins in our Polymer Additives segment.

We anticipate stronger sequential results in our Catalysts segment and are working to improve our operating profit margins. Both FCC catalysts and HPC catalysts production are at full capacity for the fourth quarter.

We are working to continue the turn around of our Fine Chemicals portfolio through many new product opportunities. We are encouraged by the transformation of our naproxen manufacturing unit into a multi-purpose production unit, which we believe serves as a model for how to build a sustainable fine chemistry business. We announced this quarter that we have started our discussions with the Works Council at our Port de Bouc, France site to cease production of bromine from seawater at that site. We continue to evaluate various asset rationalization plans to reduce operating costs.

Industry Conditions

We conduct our business in many regions of the world including the United States, Europe and Asia. As a result, our business is subject to economic cycles. In addition, many of our customers are in industries, including the consumer electronics, building and construction, and automotive industries, that are cyclical in nature and sensitive to changes in general economic conditions. We view these cyclical conditions often to be self-hedging and mitigated to a large degree by the geographical and industrial diversity of our product portfolio. Our results are impacted by the effect on our customers of economic upturns and downturns, our own costs to produce our products and changes in our customers supply chains. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices.

Additional Information

Set forth below is a reconciliation of net income excluding special items, a financial measure that is not required by, or presented in accordance with GAAP to net income, the most directly comparable financial measure calculated and reported in accordance with GAAP, for the third-quarter and nine-months periods ended September 30, 2005 and 2004, respectively. This information is included to provide further support of the fluctuations discussed in the results of operations below. We believe this measure is more reflective of our operations, provides transparency to investors and enables period-to-period comparability of financial performance.

ALBEMARLE CORPORATION AND SUBSIDIARIES

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Third Quarter Ended September 30, 2005			Third Quarter Ended September 30, 2004
	As Reported	Special Items	Excluding Special Items	As Reported	Special Items		Excluding Special Items
Net sales	$506,605	$—	$506,605	$413,904	$—		$413,904
Cost of goods sold	(406,994)	—	(406,994)	(324,396)	(3,549	)(a)	(327,945)
Acquisition-related cost	—	—	—	(13,400)	13,400	(b)	—

Gross profit	99,611	—	99,611	76,108	9,851		85,959
Selling, general and administrative expenses (including SFAS No. 2 R&D)	(60,530)	—	(60,530)	(52,176)	—		(52,176)
Special items	—	—	—	(2,801)	2,801	(c)	—

Operating profit	39,081	—	39,081	21,131	12,652		33,783
Interest and financing expenses	(10,882)	—	(10,882)	(6,250)	528	(d)	(5,722)
Equity in net income of unconsolidated investments	4,124	—	4,124	1,826	—		1,826
Other income (expenses), net	534	—	534	(15,606)	15,712	(e)	106

Income before income taxes and minority interests	32,857	—	32,857	1,101	28,892		29,993

Income tax (expense) benefits	(4,502)	—	(4,502)	1,097	(9,399)		(8,302)

Income after income taxes and before minority interests	28,355	—	28,355	2,198	19,493		21,691
Minority interests in income of consolidated subsidiaries	(2,063)	—	(2,063)	(1,371)	—		(1,371)

Net income	$26,292	$—	$26,292	$827	$19,493		$20,320

Diluted earnings per share	$0.55	$—	$0.55	$0.02	$0.46		$0.48

ALBEMARLE CORPORATION AND SUBSIDIARIES

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	As Reported	Special Items		Excluding Special Items	As Reported	Special Items		Excluding Special Items
Net sales	$1,519,324	$—		$1,519,324	$1,062,672	$—		$1,062,672
Cost of goods sold	(1,207,224)	—		(1,207,224)	(845,952)	(3,549	)(a)	(849,501)
Acquisition-related cost	—	—		—	(13,400)	13,400	(b)	—

Gross profit	312,100	—		312,100	203,320	9,851		213,171
Selling, general and administrative expenses (including SFAS No. 2 R&D)	(192,547)	—		(192,547)	(124,846)	—		(124,846)
Special items	4,868	(4,868	)(c)	—	(7,858)	7,858	(c)	—

Operating profit	124,421	(4,868)		119,553	70,616	17,709		88,325

Interest and financing expenses	(31,270)	1,386	(d)	(29,884)	(9,168)	528	(d)	(8,640)
Equity in net income of unconsolidated investments	22,583	—		22,583	2,494	—		2,494
Other income (expenses), net	1,100	—		1,100	(12,278)	12,848	(e)	570

Income before income taxes and minority interests	116,834	(3,482)		113,352	51,664	31,085		82,749
Income tax (expense) benefits	(29,590)	1,264		(28,326)	(12,714)	(10,196)		(22,910)

Income after income taxes and before minority interests	87,244	(2,218)		85,026	38,950	20,889		59,839
Minority interests in income of consolidated subsidiaries	(4,575)	—		(4,575)	(3,748)	—		(3,748)

Net income	$82,669	$(2,218)		$80,451	$35,202	$20,889		$56,091

Diluted earnings per share	$1.74	$(0.05)		$1.69	$0.83	$0.49		$1.32

(a)	Cost of goods sold for the third-quarter and nine-month periods ended September 30, 2004 included an August 26, 2004 cash settlement whereby the Company and a former insurer settled a dispute related to payments to be made to the Company in connection with certain insurance coverage for the period 1950 through 2000. Pursuant to the agreement, the Company will receive $6,945 ($4,424 after income taxes, or 10 cents per diluted share) with $4,208 paid at the settlement date. Cost of goods sold for the third-quarter and nine-month periods ended September 30, 2004 also includes a third-quarter charge amounting to $3,396 ($2,163 after income taxes, or five cents per diluted share) related to the establishment of a valuation reserve for the potential recoverability of a claim incurred by the Company regarding the discontinuance of product support for and withdrawal from a water treatment venture.
(b)	Acquisition-related cost totaling $13,400 ($8,536 after income taxes, or 20 cents per diluted share) for the third-quarter and nine-month periods ended September 30, 2004 consisted of a step-up increase in acquired inventory to fair value associated with the July 31, 2004 acquisition of the refinery catalysts business.
(c)	Special items:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Curtailment gain (1)	$—	$—	$5,603	$—
Provisional charge for the potential settlement of future legal claims (2)	—	—	(735)	—
Purchased in-process research and development charges (3)	—	(3,000)	—	(3,000)
Reduction in force adjustments (4)	—	199	—	(4,308)
Cleanup of the Pasadena plant zeolite facility (5)	—	—	—	(550)

Special items	$—	$(2,801)	$4,868	$(7,858)

1.	Nine-month period ended September 30, 2005 includes a second-quarter 2005 curtailment gain amounting to $5,603 ($3,569 income taxes, or seven cents per diluted share) that relates to a reduction in the Company’s accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date associated with a change in coverage in the Company’s unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005.
2.	Nine-month period ended September 30, 2005 includes a second-quarter 2005 provisional charge of $735 ($468 after income taxes, or one cent per diluted share) for the potential settlement of future legal claims with respect to certain future asbestos premises liability claims.
3.	Third-quarter and nine-month periods ended September 30, 2004 included purchased in-process research and development charges amounting to $3,000, or seven cents per diluted share, that were comprised of the write-off of the estimated research and development costs associated with the acquired refinery catalysts business deemed not to have future use.
4.	Third-quarter and nine-month periods ended September 30, 2004 included a $199 reversal adjustment of a reserve for work force reduction. Nine months ended September 30, 2004 included a first quarter 2004 charge totaling $4,507 ($2,871 after income taxes, or seven cents per diluted share) for layoffs related to the closing of the Pasadena plant zeolite facility and a related curtailment charge.
5.	Nine-month period ended September 30, 2004 included a second-quarter 2004 charge totaling $550 ($350 after income taxes, or one cent per diluted share) related to the cleanup of the Pasadena plant zeolite facility.
(d)	Interest and financing expenses for the nine months ended September 30, 2005 include a January 2005 write-off of deferred financing expenses totaling $1,386 ($883 after income taxes, or two cents per diluted share), associated with the 364-day bridge loan that was retired using the proceeds from the Company’s January 2005 public offerings of common stock and senior notes. Interest and financing expenses for the third-quarter and nine-months periods ended September 30, 2004 included the write-off of deferred financing expenses totaling $528 ($336 net of income taxes, or one cent per diluted share) related to the refinancing of the Company’s previous revolving credit agreement.
(e)	Other income (expenses), net for the nine months ended September 30, 2005 and the third-quarter and nine-month periods ended September 30, 2004 include the effect of the reclassification of minority interest for the Company’s majority-owned subsidiary, Stannica LLC, totaling ($4,030), and ($1,371) and ($3,748), respectively. Other income (expenses), net for the third-quarter and nine-month periods ended September 30, 2004 include foreign exchange hedging charges totaling $15,712 ($10,009 after income taxes, or 24 cents per diluted share) and $12,848 ($8,184 after income taxes, or 19 cents per diluted share), respectively, associated with the contracts entered into by the Company to hedge the euro-denominated purchase price for the Company’s acquisition of the refinery catalysts business.

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

Third-Quarter 2005 Compared with Third-Quarter 2004

Net Sales

Net sales by operating segment for the third-quarter periods ended September 30, 2005 and 2004 are as follows:

	Net Sales
	Third Quarter
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$195,356	$185,902
Catalysts	173,501	106,518
Fine Chemicals	137,748	121,484

Segment totals	$506,605	$413,904

Net sales for third-quarter 2005 of $506.6 million were up $92.7 million (22.4%) from third-quarter 2004 net sales of $413.9 million.

        Polymer Additives’ net sales in third-quarter 2005 increased $9.5 million (5.1%) from third-quarter 2004 due mainly to improved pricing ($20.6 million) offset, in part, by lower shipments ($13.1 million) in flame retardants and improved pricing ($2.1 million) and offset, in part, by lower shipments ($0.2 million) in stabilizers and curatives. Polymer Additives’ net sales were also favorably impacted by foreign exchange ($0.1 million).

Catalysts’ net sales in third-quarter 2005 increased $67.0 million from third-quarter 2004 due mainly to three months net sales of the refinery catalysts business (acquired July 31, 2004) in the current period versus two months in third-quarter 2004 and higher pricing due to increased raw material costs ($65.1 million).

Fine Chemicals’ net sales in third-quarter 2005 increased $16.3 million (13.4%) from third-quarter 2004 primarily due to improved pricing ($9.0 million) and shipments ($1.8 million) in performance chemicals, improved volumes ($7.4 million) in fine chemistry services and intermediates and improved volumes ($0.1 million) offset by unfavorable pricing ($2.2 million) in pharmaceutical and agricultural actives. Fine Chemicals’ net sales were also impacted by favorable foreign exchange ($0.1 million).

Operating Costs and Expenses

Cost of goods sold in third-quarter 2005 increased $82.6 million (25.5%) from third-quarter 2004. Excluding the benefit from an insurance settlement ($6.9 million) offset, in part, by the establishment of a $3.4 million valuation reserve for the potential recovery of a claim, costs of goods sold increased $79.0 million (24.1%). The increase was due mainly to the impact of three months shipments of the refinery catalysts business (acquired July 31, 2004) in the third-quarter 2005 versus two months in third-quarter 2004 ($57.3 million) as well as higher raw material and energy costs ($13.6 million) in our heritage businesses and higher volume variances ($7.5 million) based upon lower capacity utilization in Polymer Chemicals, primarily flame retardants. Third-quarter 2004 costs included $13.4 million in acquisition-related charges consisting of the step-up increase in acquired inventory associated with the acquisition of the refinery catalysts business. Our gross profit margin, excluding the third-quarter 2004 acquisition-related charges and the adjustments mentioned above, decreased approximately 110 basis points to 19.7% in third-quarter 2005 from 20.8% from third-quarter 2004 including the favorable 55 basis point impact of consolidating JBC.

Selling, general and administrative (“SG&A”) expenses and research and development (“R&D”) expenses increased $8.4 million (16.0%) in third-quarter 2005 versus third-quarter 2004. The increase is due mainly to the impact of three months SG&A and R&D of the refinery catalysts business (acquired July 31, 2004) in the third-quarter 2005 versus two months in third-quarter 2004 ($6.6 million) and higher employee related costs ($4.3 million) offset, in part, by an adjustment to reduce certain of our incentive plan accruals ($2.8 million). As a percentage of net sales, SG&A and R&D were 11.9% in 2005 versus 12.6% in the 2004 quarter.

Special items for third-quarter 2004 included a $3.0 million purchased in-process research and development (“in-process R & D”) charge associated with our acquisition of the refinery catalysts business and a $0.2 million reversal of a previously accrued reduction in force accrual.

Segment Income

Segment income by reportable operating segment for third-quarter periods ended September 30, 2005 and 2004 is as follows:

	Segment Income
	Third Quarter
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$23,446	$25,272
Catalysts	14,766	(1,308)
Fine Chemicals	12,482	9,102

Segment totals	50,694	33,066
Corporate and other expenses	(7,489)	(10,109)

Segment income	$43,205	$22,957

Polymer Additives’ third-quarter 2005 segment income decreased $1.8 million (7.2%) from third-quarter 2004, which included an allocation related to an insurance settlement of $3.6 million. Excluding this item, Polymer Additives’ third-quarter 2005 segment income increased $1.8 million (8.1%) from third-quarter 2004. This increase was due mainly to improved pricing ($20.6 million) offset, in part, by unfavorable raw material and energy costs ($5.0 million) and higher costs ($13.5 million). These higher costs were due primarily to lower capacity utilization (primarily flame retardants) in third-quarter 2005.

Catalysts’ third-quarter 2005 segment income was up $16.1 million from third-quarter 2004. This increase included purchase price adjustments associated with the July 2004 acquisition of the refinery catalysts business for the step-up in accounting values assigned to the refinery catalysts business inventory ($13.4 million) and the write-off of purchased in-process

R&D charges ($3.0 million). Excluding these adjustments, Catalysts’ third-quarter 2005 segment income decreased $0.3 million from third-quarter 2004. Third-quarter 2005 segment income for the refinery catalysts business was up $2.2 million. This increase was primarily due to the inclusion of three months net sales in third-quarter 2005 versus two months net sales in third-quarter 2004, offset by the impact of higher raw material costs and three months SG&A and R&D expenses in third-quarter 2005. In polyolefin catalysts, higher raw material and energy costs ($1.8 million) as well as higher overall costs ($1.3 million) and lower pricing ($0.3 million) were offset, in part, by higher shipments ($1.5 million).

Fine Chemicals’ third-quarter 2005 segment income increased $3.4 million (37.1%) from third-quarter 2004. The third-quarter 2004 results included offsetting special items consisting mainly of the benefit from an insurance settlement ($3.4 million) offset by a $3.4 million valuation reserve for the potential recovery of a claim. Excluding the third-quarter 2004 special items, Fine Chemicals’ third-quarter 2005 segment income increased 39.7% from third-quarter 2004. This increase was due to better results in performance chemicals ($8.0 million favorable due mainly to improved pricing), higher volumes in fine chemistry services and intermediates ($3.7 million) and favorable results in pharmaceutical and agricultural intermediates ($0.8 million). In addition, the increase in the equity in net income of unconsolidated consolidated earnings, together with the effects of the August 1, 2005 consolidation of JBC, contributed $2.2 million to the segment income increase. The increases in Fine Chemicals segment income were offset, in part, by higher overall raw material and energy costs ($6.7 million) primarily in performance chemicals, higher manufacturing costs ($4.5 million) and higher SG&A and R&D costs ($2.1 million).

Corporate and other expenses for third-quarter 2005 decreased $2.6 million (25.9%) from third-quarter 2004 primarily due to lower incentive compensation ($4.7 million) offset, in part, by higher consulting ($1.5 million) and higher pension costs ($0.6 million).

Interest and Financing Expenses

Interest and financing expenses for third-quarter 2005 amounted to $10.9 million, an increase of $4.6 million from third-quarter 2004, which included a third-quarter 2004 write-off of deferred financing expenses ($0.5 million) relating to the refinancing of our prior revolving credit agreement. This increase was primarily due to higher average outstanding debt in the 2005 period related to the July 2004 acquisition of the refinery catalysts business and the impact of the inclusion of JBC debt into consolidated results effective August 1, 2005.

Other Income (Expenses), Net

Other income (expenses), net for third-quarter 2005 amounted to $0.5 million, up from third-quarter 2004 other income (expenses), net ($15.6 million) which included a special charge associated with foreign exchange hedging charges totaling $15.7 million for contracts we entered into to hedge the euro-denominated purchase price for our July 2004 acquisition of the Akzo Nobel refinery catalysts business. Excluding the special charge, third-quarter 2004 other income (expenses), net amounted to $0.1 million. Other income (expenses), net for third-quarter 2004 also includes the effect of the reclassification of minority interest for our majority-owned subsidiary, Stannica LLC, totaling $1.4 million to the line item “minority interests in income of consolidated subsidiaries.”

Income Taxes

The effective income tax rate for third-quarter 2005 was 13.7%. The effective income tax rate includes a tax benefit ($4.9 million) associated with Section 965 of the Internal Revenue Code that was enacted as a part of the American Jobs Creation Act of 2004 which created a one-time tax savings during the period on certain accumulated and projected future earnings of certain controlled foreign subsidiaries which have been or will be repatriated for the third-quarter 2005 and the impact the of the geographical mix of income after the July 2004 refinery catalysts business acquisition.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for third-quarter 2005 are as follows; the third-quarter 2004 effective income tax reconciliation is not meaningful due to the impact of third-quarter 2004 special items mentioned on page 22 above and therefore not presented:

	% of Income Before Income Taxes
	Third Quarters Ended September 30,
	2005	2004
Federal statutory rate	35.0%	35.0%
Section 965 repatriation	(14.8)	—
Effect of minority interests	(2.2)	—
Depletion	(1.4)	nm
Extraterritorial income exclusion	(0.8)	nm
Domestic production deduction	(0.4)	—
State taxes, net of federal tax benefit	0.3	nm
Other items, net	(2.0)	nm

Effective income tax rate	13.7%	(99.6)%

nm – not meaningful

During the third-quarter 2005 reporting period, we made a third-quarter 2004 reclassification adjustment for minority interest in Stannica LLC of $1.4 million from other income (expenses), net including minority interest to a new minority interest line item after income (taxes) benefits on the consolidated statements of income. The impact of this reclassification adjustment on the effective income tax rate for third-quarter 2004 is not meaningful.

Minority Interests

Third-quarter 2005 minority interests ($2.1 million) include the minority ownership interests in Stannica LLC and JBC. Third-quarter 2005 includes two months of minority ownership interest in JBC, which had previously been accounted for on an equity basis. We changed our method of accounting for JBC to the consolidation method effective August 1, 2005, as a result of amendments to the related joint venture agreement. Third-quarter 2004 minority interests include the effect of the third-quarter 2005 reclassification adjustment ($1.4 million) of minority interest for our majority-owned subsidiary, Stannica LLC, from other income (expenses), net.

Results of Operations

Nine-Months 2005 Compared with Nine-Months 2004

Net Sales

Net sales by operating segment for the nine-month periods ended September 30, 2005 and 2004 are as follows:

	Net Sales
	Nine Months
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$597,893	$538,630
Catalysts	493,629	153,795
Fine Chemicals	427,802	370,247

Segment totals	$1,519,324	$1,062,672

Net sales for nine-months 2005 of $1.5 billion were up $456.7 million (43.0%) from nine-months 2004 net sales of $1.1 billion.

Polymer Additives’ nine-months 2005 net sales increased $59.3 million (11.0%) from nine-months 2004 due mainly to improved pricing ($59.7 million) offset, in part, by lower shipments ($25.7 million) in flame retardants and improved pricing ($26.2 million) offset, in part, by lower shipments ($8.7 million) in stabilizers and curatives. Polymer Additives’ net sales were also favorably impacted by foreign exchange ($7.8 million).

Catalysts’ nine-months 2005 net sales increased $339.8 million from nine-months 2004 due mainly to the July 2004 acquisition of the refinery catalysts business including the impact of higher pricing ($332.6 million) associated with increased raw material costs and higher shipments ($7.0 million).

Fine Chemicals’ nine-months 2005 net sales increased $57.6 million (15.5%) from nine-months 2004 primarily due to higher shipments ($18.1 million) and improved pricing ($11.1 million) in fine chemistry services and intermediates and improved pricing ($20.1 million) and higher shipments ($9.4 million) in performance chemicals offset, in part, by unfavorable pricing ($6.3 million) and lower shipments ($1.0 million) in pharmaceutical and agricultural actives. Fine Chemicals’ net sales were also favorably impacted by foreign exchange ($6.1 million).

Operating Costs and Expenses

Cost of goods sold for nine-months 2005 increased $361.3 million (42.7%) from nine-months 2004. Excluding the benefit from an August 2004 insurance settlement ($6.9 million) offset, in part, by a third-quarter 2004 valuation reserve ($3.4 million) for the potential recovery of a claim, costs of goods sold increased $357.7 million (42.1%). The increase in cost of goods sold was due mainly to the impact of the July 2004 acquisition of the refinery catalysts business as well as higher raw material and energy costs ($58.9 million) for our heritage businesses and the unfavorable impact of foreign exchange ($11.7 million) in the 2005 period. Our gross profit margin, excluding the third-quarter 2004 acquisition-related charges and the adjustments mentioned above, increased approximately 50 basis points to 20.5% in nine-months 2005 from 20.1% for nine-months 2004. The consolidation of JBC provided a favorable gross profit margin impact of 18 basis points.

Special acquisition-related costs for nine-months 2004 included a third-quarter 2004 $13.4 million charge related to a step-up increase in acquired inventory associated with the acquisition of the refinery catalysts business.

SG&A expenses and R&D expenses increased $67.7 million (54.2%) for nine-months 2005 versus nine-months 2004. The increase is primarily due to higher SG&A and R&D costs related to the July 2004 acquisition of the refinery catalysts business ($44.9 million), higher employee related costs ($7.3 million), higher legal and consulting expenses ($5.8 million), higher incentive compensation provision ($4.5 million) and the unfavorable impact of foreign exchange ($0.9 million). As a percentage of net sales, SG&A and R&D amounted to 12.7% for nine-months 2005 versus 11.7% for nine-months 2004.

Special items for nine-months 2005 include a June 2005 curtailment gain ($5.6 million) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments and a second-quarter 2005 provisional charge ($0.7 million) for the potential settlement of future legal claims. Special items for nine-months 2004, included a third-quarter 2004 charge ($3.0 million) related to July 2004 purchased in-process R&D for the refinery catalysts business, a second-quarter 2004 charge ($0.6 million) related to the cleanup of the Pasadena plant zeolite facility and a first-quarter 2004 charge ($4.5 million) related to layoffs at the zeolite facility amounting to $3.6 million and related curtailment charges of $0.9 million as well as a third-quarter 2004 reversal of the first-quarter 2004 reduction in force reserve ($0.2 million).

Segment Income

Segment income by reportable operating segment for nine-month periods ended September 30, 2005 and 2004 is as follows:

	Segment Income
	Nine Months
	2005	2004
	(In Thousands of Dollars)
Polymer Additives	$76,619	$68,226
Catalysts	64,171	4,021
Fine Chemicals	38,882	24,275

Segment totals	179,672	96,522
Corporate and other expenses	(32,668)	(23,412)

Segment income	$147,004	$73,110

Polymer Additives’ nine-months 2005 segment income increased $8.4 million (12.3%) from nine-months 2004. Nine-months 2005 segment income included an allocation of a June 2005 curtailment gain ($2.2 million) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments. Nine-months 2004 segment income benefited from an allocation of an August 2004 insurance settlement ($3.6 million). Excluding the impact of the special adjustments in both periods, nine-months 2005 segment income increased

$9.8 million (15.2%) from nine-months 2004 due mainly to improved pricing in flame retardants ($59.7 million) and stabilizers and curatives ($26.2 million), favorable results from joint ventures ($3.6 million) and the overall favorable net effects of foreign exchange ($2.2 million). These favorable impacts were offset, in part, by unfavorable raw material and energy costs ($31.2 million), unfavorable manufacturing costs ($37.8 million), a higher allocation of SG&A and R&D ($4.5 million) and lower shipments ($9.4 million), primarily flame retardants.

Catalysts’ nine-months 2005 segment income was up ($60.2 million) from nine-months 2004, which included purchase price adjustments associated with the July 2004 acquisition of the refinery catalysts business for the step-up accounting values assigned to the acquired inventory ($13.4 million) and the write-off of purchased in-process R&D charges associated with the acquisition ($3.0 million). Catalysts’ results for nine-months 2005 also benefited $0.6 million from an allocation of a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments. Excluding these adjustments, Catalysts’ nine-months 2005 segment income was up $43.2 million primarily due to the impact of the acquisition of the refinery catalysts business ($42.2 million), including the change in equity in our refinery catalysts business joint ventures ($10.3 million).

Fine Chemicals’ nine-months 2005 segment income increased $14.6 million (60.2%) from nine-months 2004. Nine-months 2005 segment income includes the benefit of $2.2 million from an allocation of a June 2005 curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments. Special items for nine-months 2004 included special charges for employee layoffs and cleanup activities totaling $4.9 million relating to the exit of the zeolites business initiated in first-quarter 2004. Third-quarter 2004 cost of goods sold included the benefit of an allocation of an August 2004 insurance settlement ($3.4 million) offset by a third-quarter 2004 valuation reserve charge ($3.4 million) for the potential recovery of a claim. Excluding the special items and adjustments in both periods, Fine Chemicals’ nine-months 2005 segment income increased $7.5 million (25.6%) from nine-months 2004 primarily due to higher pricing in performance chemicals ($20.1 million) and fine chemistry services and intermediates ($11.1 million), the impact of higher volumes in fine chemistry services and intermediates ($5.7 million) and pharmaceutical and agricultural actives ($4.5 million), and higher income from our joint ventures ($6.1 million – primarily JBC prior to consolidation). This increase was offset, in part, by higher overall raw material and energy costs ($22.6 million), lower pricing ($6.3 million) in pharmaceutical actives, a higher allocation of SG&A and R&D costs ($5.5 million), higher overall manufacturing costs ($4.3 million) and the impact of lower volumes in performance chemicals ($2.6 million).

Corporate and other expenses for nine-months 2005 increased $9.3 million (39.5%) from nine-months 2004 primarily due to higher employee incentive costs ($4.9 million) and higher legal and consulting costs ($3.9 million). Corporate and other expenses for nine-months 2005 includes two second-quarter 2005 special items: (1) a provisional charge of $0.7 million for the potential settlement of future legal claims; and (2) a $0.6 million allocation from a June 2005 special item curtailment gain associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium subsidy payments.

Interest and Financing Expenses

Interest and financing expenses for nine-months 2005 amounted to $31.3 million, including the January 2005 write-off of $1.4 million of deferred financing expenses associated with our $450 million 364-day bridge loan that we entered into in connection with the refinery catalysts business acquisition and that we retired using the proceeds from our public offering of senior notes and common stock, an increase of $22.1 million from nine-months 2004, which included a third-quarter 2004 write-off of deferred financing expenses ($0.5 million) relating to the refinancing of our prior revolving credit agreement. This increase was primarily due to higher average outstanding debt in the 2005 period related to the July 2004 acquisition of the refinery catalysts business and the impact of the inclusion of JBC debt into our consolidated results effective August 1, 2005.

Other Income (Expenses), Net

Other income (expenses), net for nine-months 2005 amounted to $1.1 million up from nine-months 2004 other income (expenses), net ($12.3 million) which included a special charge associated with foreign exchange hedging charges totaling $12.8 million for contracts we entered into to hedge the euro-denominated purchase price for our July 2004 acquisition of the Akzo Nobel refinery catalysts business. Excluding the special charge, nine-months 2004 other income, net amounted to $0.6 million. Other income (expenses), net for nine-months 2005 and 2004 also include the effect of reclassification adjustments for the minority interest for our majority-owned subsidiary, Stannica LLC, totaling $2.5 million and $3.7 million, respectively, to the line item “minority interests in income of consolidated subsidiaries.”

Income Taxes

The effective income tax rate for nine-months 2005 was 25.3%, up from 24.6% for nine-months 2004 primarily due to the effect of the geographical mix of income from the July 2004 refinery catalysts business acquisition and the impact associated with Section 965 of the Internal Revenue Code that was enacted as a part of the American Jobs Creation Act of 2004 which created a one-time tax savings during the period on certain accumulated and projected future earnings of certain controlled foreign subsidiaries which have been or will be repatriated for the third-quarter 2005. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for nine-months 2005 and 2004, respectively, are as follows:

	% of Income Before Income Taxes
	Nine Months Ended September 30,
	2005	2004
Federal statutory rate	35.0%	35.0%
Section 965 repatriation	(4.2)	—
Effect of minority interests	(1.4)	(2.5)
Depletion	(1.2)	(2.6)
Extraterritorial income exclusion	(1.2)	(3.1)
Domestic production deduction	(0.3)	—
State taxes, net of federal tax benefit	(0.1)	0.7
Other items, net	(1.3)	(2.9)

Effective income tax rate	25.3%	24.6%

During third-quarter 2005, we reclassified our minority interest in Stannica LLC for nine-months 2004, in the amount of $3.7 million from other income (expenses), net including minority interest to a new minority interest line item after income taxes in the consolidated statements of income. The impact of this reclassification reduced our effective income tax rate for the nine-month period ended September 30, 2004 from 26.5% to 24.6%.

Minority Interests

Minority interests for the nine-month periods 2005 and 2004 include the effect of the reclassification of minority interest for our majority-owned subsidiary, Stannica LLC, totaling $2.5 million and $3.7 million, respectively from other income (expenses), net in the current period as well as the two month’s effect of consolidating our 50% ownership interest in JBC. We previously accounted for our investment in JBC on the equity basis of accounting, but changed to the consolidation method effective August 1, 2005, as a result of amendments to the related joint venture agreement.

Financial Condition and Liquidity

Cash and cash equivalents at September 30, 2005 were $47.9 million, representing an increase of $1.5 million from $46.4 million at year-end 2004.

For the nine months ended September 30, 2005, cash provided from operating activities of $94.0 million, together with approximately $324.7 million and $147.9 million of proceeds from the issuance of senior notes and common stock, respectively, and $147.6 million of proceeds from borrowings, were used to cover operating activities, retire debt of $617.9 million, fund capital expenditures totaling $50.6 million, pay quarterly dividends to shareholders of $19.0 and make a working capital settlement payment to Akzo Nobel and pay additional professional fees relating to the refinery catalysts acquisition of approximately $7.0 million and $0.6 million, respectively.

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

        On July 29, 2004, in connection with the acquisition of the refinery catalysts business, we entered into (1) a senior credit agreement with a group of lenders, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility, and (2) a $450 million 364-day loan agreement. We used the initial borrowings under the senior credit agreement and the $450 million 364-day loan agreement to consummate the acquisition, refinance the then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The remaining balance of the $450 million five-year facility is payable in quarterly installments of $11.25 million through September 30, 2008, with three final quarterly payments of $90 million beginning September 30, 2008 through March 31, 2009.

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

On July 8, 2005 we amended our senior credit agreement. Generally, the amendment (1) reduces the applicable borrowing rates and fees payable under the revolving credit facility and five-year term loan facility, based on the ratings of the our senior unsecured long-term debt as rated by outside credit rating agencies, (2) eliminates certain conditions for borrowings under the revolving credit facility, and (3) provides an option to increase the amount available for borrowings under the revolving credit facility by up to $50 million.

On January 20, 2005, we concluded the public offering of 4,573,000 shares of our common stock at a price of $34.00 per share ($32.46 per share after underwriting discount but before offering-related expenses) and $325 million of 5.10% senior notes at a price of 99.897% of par. We used the net proceeds from both of the offerings to retire the $450 million 364-day bridge loan that we incurred in connection with the acquisition of the refinery catalysts business. The notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The notes will be effectively subordinated to any of our future secured indebtedness and to existing and future indebtedness of our subsidiaries.

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

The noncurrent portion of our long-term debt amounted to $820.6 million at September 30, 2005, which includes $66.0 million from the consolidation of JBC, compared to $899.6 million at the end of 2004. Our long-term debt, including the current portion, as a percentage of total capitalization amounted to 49.2% at September 30, 2005. In addition, at September 30, 2005, we had the ability to borrow an additional $407 million under our various credit arrangements. Our consolidated balance sheet as of September 30, 2005 includes $66.5 million of certain JBC debt for which the Company guarantees 50% of this amount or $33.25 million. During the second quarter of 2005, both the Company and our joint venture partner each advanced $6 million to JBC for operating capital purposes.

On June 29, 2005, we announced a change in our coverage for our unfunded postretirement health care benefits plan effective December 31, 2005. The change in coverage (“plan change”) affects our paid retiree medical premium payments for future retirees and results in the recognition of a special item for the acceleration of a portion of current unrecognized prior service credits in the current period of $5.6 million ($3.6 million after income taxes, or seven cents per diluted share). The plan change special item is reflected as a curtailment gain in accordance with Statement of Financial Accounting Standards No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The plan change did not affect the medical premium subsidy of retired employees. The plan change will affect our future retiree medical premium subsidy in two ways: (1) active employees who are age 50 or older as of December 31, 2005 and who commence their retirement benefit after January 1, 2006 and otherwise meet all other eligibility requirements will be eligible to receive a revised fixed Company subsidy; and (2) active employees who are under the age of 50 on December 31, 2005 and who otherwise meet the eligibility requirements will remain eligible for retiree medical coverage, but will be responsible for 100% of the cost of their coverage.

The plan change noted above reduced our accumulated postretirement benefit obligation (“APBO”) under our postretirement health care benefits plan by $16.2 million; the reduction in APBO will be amortized to income over the remaining service life to full eligibility of affected employees, amounting to four years, beginning July 1, 2005.

Our capital expenditures for nine-months 2005 were up by $13.0 million from the same period in 2004. Our capital spending program (including investments in joint ventures) is expected to be approximately $100 million over the next few years, with expenditures expected to expand capacity at existing facilities to support an expected increase in sales. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our senior credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

The following table summarizes our contractual obligations and commitments in thousands of dollars at September 30, 2005:

	4Q 2005	2006	2007	2008	2009	2010	There-after
Long-term debt borrowings and obligations	$22,211	$51,670	$51,882	$209,606	$165,707	$7,591	$371,249
Expected interest payments on long-term debt borrowings and obligations*	11,884	33,434	31,779	29,187	18,790	17,615	74,619
Operating lease obligations (rental)	2,986	8,264	5,951	4,772	3,273	3,220	25,759
Take or pay / throughput agreements	88,183	111,809	12,868	8,898	7,394	5,875	27,416
Letters of credit and guarantees	6,062	37,253	8,257	3,342	221	53	1,128
Capital projects	16,679	6,023	1,019	607	607	607	607
Additional investment commitment payments	163	115	105	55	—	—	—
Other	196	—	—	—	—	—	—

Total	$148,364	$248,568	$111,861	$256,467	$195,992	$34,961	$500,778

*	These amounts are based on a weighted-average interest rate of 5.1% for term loans and the revolving credit facility, 4.3% for variable rate long-term debt obligations and an interest rate of 5.1% for senior notes for 2005. The weighted average rate for years 2006 and thereafter are 4.8% for term loans and the revolving credit facility and 4.0% for the variable rate long-term debt obligations and an interest rate of 5.1% for the senior notes.

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

We had outstanding variable interest rate borrowings at September 30, 2005 of $500.0 million, bearing an average interest rate of 4.36%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.6 million. Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

During the fourth quarter of 2004, we entered into treasury lock agreements (“T-locks”) with a notional value of $275 million to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our public offering of $325 million of senior notes in January 2005. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks depended on the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that has the maturity date most comparable to the maturity date of the notes when issued and (2) the fixed rate of approximately 4.25%. The cumulative effect of the T-lock agreements (a charge of approximately $2.2 million) is being amortized over the life of the notes as an adjustment to the interest expense of the notes. At September 30, 2005, there were unamortized realized losses of approximately $2.0 million ($1.3 million after income taxes) in accumulated other comprehensive income.

Our operations are exposed to market risk from changes in natural gas prices. We purchase natural gas to meet our production requirements for a portion of our 12-month rolling forecast for North American natural gas requirements. We enter into these natural gas futures contracts to help mitigate uncertainty and volatility of our usage requirements.

Our hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading.

The natural gas contracts qualify as cash flow hedges under SFAS No. 133 and are marked to market. The unrealized gains and/or losses are deferred and reported in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2005, there were unrealized gains of approximately $0.2 million ($0.1 million after income taxes). Realized natural gas hedge gains for third-quarter 2005 amounted to approximately $0.5 million ($0.3 million after income taxes). Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings.

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

No change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have invested significant resources to document and analyze our system of internal controls, and we are continuing our evaluation of such internal controls versus the standards adopted by the Public Company Accounting Oversight Board. In the course of our ongoing evaluation, we have identified certain areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. We believe that our efforts will allow management and our Independent Registered Public Accounting Firm to complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual report for the fiscal year ended December 31, 2005; however, we cannot guarantee such outcome.

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

The Request for Arbitration requests indemnification of AODC by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration related to the question of liability took place in September 2005 and we currently expect a response from the arbitration panel by the end of 2005.

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

ALBEMARLE CORPORATION
(Registrant)

Date: November 9, 2005	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Page Numbers
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	37

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	38

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	39

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	40