Form 10-K
ALBEMARLE CORP
filed 2006-03-15
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

For the fiscal year ended December 31, 2005

or

For the transition period from __________ to __________

Commission file number 1-12658

ALBEMARLE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	**54-1692118**
(State or other jurisdiction of incorporation or organization)	**(I.R.S. Employer Identification No.)**

330 South Fourth Street
Richmond, Virginia 23219
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 804-788-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.01 Par Value	**NEW YORK STOCK EXCHANGE**

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of February 28, 2006: 47,231,453.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $1,380,922,254 based on the reported last sale price of common stock on June 30, 2005, the last business day of the registrant's most recently completed second quarter. In determining this figure, an aggregate of 8,724,797 shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., William M. Gottwald, John D. Gottwald and James T. Gottwald and members of their families have been excluded and treated as shares held by affiliates.

Documents Incorporated by Reference

Portions of Albemarle Corporation's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

1

PART I

Item 1.      Business Overview.

     Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 330 South Fourth Street, Richmond, Virginia 23219, and our principal operations offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the company” mean Albemarle Corporation and our consolidated subsidiaries.

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

     We and our joint ventures currently operate 43 facilities, including production, research and development facilities, and administrative and sales offices in North and South America, Europe, Australia and Asia. We serve more than 3,400 customers in over 100 countries.

Business Segments

     Our operations are managed and reported as three operating segments: Polymer Additives, Catalysts and Fine Chemicals.

     For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 19, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 37.

Polymer Additives

     Our Polymer Additives segment consists of two product categories: flame retardants and stabilizers and curatives.

     Flame Retardants. Our flame retardants help materials in a wide variety of finished products meet fire-safety requirements. Some of the products that benefit from our flame retardants include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, foam seating in furniture and automobiles and textiles. We compete in all of the major flame retardant markets: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex® and Pyro-Chek®, our mineral-based flame retardants include products such as Martinal® and Magnifin® and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

     Stabilizers and Curatives. We produce plastic and other additives, such as curatives, antioxidants and stabilizers, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our plastic additives products include curatives for polyurethane and epoxy system polymerization, as well as for ultraviolet curing of various inks and coatings. This business also produces antioxidants and stabilizers to improve the performance integrity of thermoplastic resins.

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

     We also produce antioxidants used in fuels and lubricants. Our line of Ethanox® fuel and lubricant antioxidants are used by refiners and fuel marketers to extend fuel storage life and protect fuel systems, and by oil marketers and lubricant manufacturers to extend the useful life of lubricating oils, fluids and greases used in engines and various types of machinery.

     Our joint venture, Stannica LLC, produces organic and inorganic tin intermediates used as a key raw material in the production of tin based PVC heat stabilizers. Tin stabilizers are used in the processing of rigid (pipe, window profiles, siding, fencing) and some flexible (packaging) PVC applications. PVC heat stabilizers help prevent the thermal degradation of PVC resins during periods of elevated temperature exposure, such as during processing, and help extend the useful life of finished products.

     Customers

     The Polymer Additives segment offers more than 70 products to a variety of end-markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, lubricant manufacturers, refiners and other specialty chemical companies.

     Sales of polymer additives are growing rapidly in Asia due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the United States, Europe and the Middle East. In addition, we have joint venture manufacturing sites in China.

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

     Our most significant competitors in the brominated flame retardant business are Chemtura Corporation and Israel Chemicals Ltd. Industrial Products division, or Israel Chemicals, our most significant competitor in the phosphorus-based flame retardant business is Supresta LLC. Our competitors in the mineral-based flame retardants business are Almatis, Kyowa Hakko Kogyo Co., Ltd and Nabaltec GmbH. Our most significant competitors in the plastic additives business are Ciba Specialty Chemicals, Akzo Nobel and Rohm and Haas.

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

     The bromine we use in our Polymer Additives segment comes from our brine reserves in Arkansas, which are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited, or JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea.

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

Catalysts

     Our Catalysts segment includes refinery catalysts and polyolefin catalysts product categories.

     Refinery Catalysts. Our two main catalysts product lines are hydroprocessing, or HPC, catalysts, and fluidized catalytic cracking, or FCC, catalysts and additives.

     HPC catalysts are primarily used to reduce the quantity of sulfur and other impurities in petroleum products as well as to convert heavy feedstock into lighter, more valuable products. FCC catalysts assist in the cracking of petroleum streams into derivative, higher-

value products such as fuels and petrochemical feedstock. Our FCC additives can be used to remove sulfur in gasoline and to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units, to increase LPG olefins yield and to boost octane in gasoline. We offer more than 90 different HPC catalysts products and more than 70 different FCC catalysts and additives products to our customers.

     Polyolefin Catalysts. We manufacture aluminum- and magnesium-alkyls, which are used as co-catalysts in the production of polyolefins, such as polypropylene and polyethylene used in plastic products, elastomers, alpha olefins, such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. We also produce metallocene/single-site catalysts, which aid in the development and production of new polymers that increase impact strength, clarity and melt characteristics of plastic films. We are continuing to build on our organometallics base and to expand the portfolio of products and capabilities we offer our customers.

     Customers

     The customers of our Catalysts segment include multinational corporations such as ExxonMobil Corporation, Royal Dutch Petroleum Company and ChevronTexaco Corporation; independent petroleum refining companies such as Valero Energy Corporation and Tesoro Petroleum Corporation; and national petroleum refining companies such as Saudi Aramco Mobil Refinery Company Ltd., Petróleo Brasileiro S.A. and Petróleos Mexicanos.

     We estimate that there are currently approximately 450 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 2,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to three years. We believe that our existing relationships with global petroleum refiners developed by our other business segments present opportunities to grow the market share of our new refinery catalysts business.

     Competition

     In the Catalysts segment, HPC and FCC catalysts competition is primarily from major catalysts companies. Our major competitors in the HPC catalysts market are Criterion Catalysts and Technologies and W.R. Grace & Co./Advanced Refining Technologies, and our major competitors in the FCC catalysts market are W.R. Grace & Co. and Engelhard Corporation. Some of the major catalysts companies have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Axens NV, Basell Service Company B.V., Chemtura Corporation, Tosoh Corporation, Univation Technologies LLC and W.R. Grace & Co.

     We seek to enhance our competitive position by developing product and process improvements and specialized customer services. Through our research and development, we strive to develop value-added products and products based on proprietary technologies.

     Raw Materials

     The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility. For example, molybdenum prices increased more than four-fold in 2004 and remained at over 600% of the 10-year average in 2005. Our profitability may be reduced if we are unable to pass along such price increases to our customers.

Fine Chemicals

     Our Fine Chemicals segment consists of two product categories: performance chemicals and fine chemistry services and intermediates.

     Performance Chemicals. Performance chemicals include products such as elemental bromine, alkyl bromides, inorganic bromides and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, paper manufacturing, water purification, glass manufacturing, photography and various other industrial applications. Other performance chemicals that we produce include tertiary amines for surfactants, biocides, disinfectants and sanitizers; potassium and chlorine-based products used in glass making and various other industrial applications; alkenyl succinic anhydride used in paper-sizing formulations; and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. We sell these products to customers throughout the world for use in personal care products, automotive insulation, foundry bricks and other industrial products.

     Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemical products and performance chemicals for the pharmaceutical and agricultural uses described below, our fine chemistry services, or FCS, business offers custom manufacturing, research and chemical scale-up services for companies. We believe that these services position us to support customers in developing their new products, such as new drugs.

      Our most significant bulk active is ibuprofen. Ibuprofen is widely used to provide temporary pain relief and fever reduction. Bulk ibuprofen is formulated by pharmaceutical companies that sell in both the prescription and over-the-counter markets. This product competes against other painkillers, including aspirin and acetaminophen. We are one of the largest global producers of ibuprofen. We also produce a range of intermediates used in the manufacture of a variety of over-the-counter and prescription drugs.

     Our agrichemicals are sold to agrichemical manufacturers and distributors that produce and distribute finished agricultural herbicides, insecticides, fungicides and soil fumigants. Our products include orthoalkylated anilines used in the acetanilide family of pre-emergent herbicides used with corn, soybeans and other crops and methyl bromide, which is used as a soil fumigant. We also manufacture and supply a variety of custom chemical intermediates for the agricultural industry.

     In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulation prompted by findings regarding the chemical's potential to deplete the ozone layer. Methyl bromide is injected into the soil by end users before planting to eliminate bacteria, nematodes, fungus and weeds. Methyl bromide is used on high-value crops, such as strawberries, tomatoes, melons and peppers.

     Current regulations allow us to continue to sell methyl bromide into our current markets through 2006 with a reduction allowance for critical uses of 11% from our 2005 allowance amount. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the United States, Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for "critical uses" where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by U.S. Environmental Protection Agency, or the EPA, the United States submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

     Customers

     The Fine Chemicals segment manufactures more than 100 products, which are used in a variety of end-markets. Sales of products and services are mostly to chemical manufacturers and processors, including pharmaceutical, agricultural, drilling, water treatment and photographic companies, and to other specialty chemical companies.

     Pricing for many of our fine chemicals is based upon negotiation with customers. The critical factors that affect prices are the level of technology differentiation we provide, the maturity of the product and the level of assistance required to bring a new product through a customer’s developmental process.

     Competition

     Competition in the Fine Chemicals segment is intense and varies within each of our different product groups. In the bromine-based products groups, we primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals. In pharmaceutical bulk actives (i.e. ibuprofen and propofol), we primarily compete with a few major Western competitors, such as BASF Corporation, AstraZeneca PLC, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian sources. We are seeking to differentiate ourselves from our competitors by developing new innovative products, offering cost reductions and enhancing the services that we offer.

     Raw Materials

     The major raw materials we use in our Fine Chemicals operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

     The bromine that we use in our Fine Chemicals segment comes from three primary sources, Arkansas, Jordan and Israel Chemicals. The Arkansas brine reserves are supported by an active brine rights leasing program, where we believe that we have in excess of 50 years of proven bromine reserves. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has unlimited reserves. Finally, we purchase bromine used in our facility in Thann, France from Israel Chemicals pursuant to a long-term contract.

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

     We spent $41.7 million, $31.3 million and $18.4 million in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” in 2005, 2004 and 2003, respectively, on research and development. Total research and development department spending was $53.0 million, $39.9 million and $29.2 million in 2005, 2004 and 2003, respectively.

Intellectual Property

     Our intellectual property, including our patents, licenses and trademarks, is an important component of our business. As of December 31, 2005, we owned approximately 1,500 active U.S. and foreign patents and had over 900 pending U.S. and foreign patent applications. In addition, in connection with our July 2004 acquisition of the Akzo Nobel refinery catalysts business, we obtained 50% interests in three joint ventures, each of which has its own intellectual property portfolio. In addition, we have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Regulation

     Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act, or OSHA. We also are subject to similar state laws and regulations, and foreign laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees. We maintain an active health, safety and environmental program. We finished 2005 with a company record low OHSA recordable injury rate/illness rate of 0.37. Over the past two years, our OSHA recordable injury incidence rate was in the top 10% of all chemical companies who are members of the American Chemistry Council, or the ACC.

     Our business and our customers also may be subject to significant new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals, or REACH. As proposed, REACH would impose obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern - such as Carcinogenic, Mutagenic and Reprotoxic (CMRs); Persistent, Bioaccumulative and Toxic (PBTs); very Persistent, very Bioaccumulative (vPvB); and endocrine disruptors - will be subject to an authorization process per application. While it is uncertain when and in what form the REACH proposal will become law, the proposed new regulations would impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union would likely require us to incur significant additional compliance costs, including the hiring of additional employees to coordinate the additional reporting requirements, and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand.

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

     Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages, or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the United States, and similar foreign and state laws. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not be material to operations.

     We record accruals for environmental and asset retirement obligation matters in accordance with the guidelines of the AICPA Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS No. 143 “ Accounting for Asset Retirement Obligations,” respectively, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Future developments, including developments affecting contractual indemnification rights we believe we have as well as contractual or other obligations that we may have, and increasingly stringent environmental laws and regulations could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 33.

Other Recent Acquisitions and Joint Ventures

     Over the last three years, we have devoted a significant amount of resources to acquisitions, including the subsequent integration of acquired businesses, and to joint ventures. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. The following is a summary of our acquisitions and joint ventures during the last three years:

     On July 31, 2004, we completed the acquisition of the Akzo Nobel refinery catalysts business for approximately $763 million, including expenses, at applicable exchange rates. During 2004 and 2005, we increased the purchase price by approximately $23 million and $8 million, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. During 2005, significant progress was made in the determination of the final purchase price allocation versus the estimated allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation were material to our financial position or results of operations. As part of the acquisition, we acquired 50% ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd,) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy).

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

     On January 21, 2003, we acquired NewMarket Corporation’s (formerly Ethyl Corporation) fuel and lubricant antioxidants working capital, patents and other intellectual property for approximately $27 million in cash plus the assumption of certain liabilities.

Employees

     As of December 31, 2005, we had approximately 3,700 employees of whom approximately 2,050, or 55%, are employed in the United States; approximately 1,550, or 42%, are employed in Europe; and approximately 100, or 3%, are employed in Asia. Approximately 20% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

  Baton Rouge, Louisiana—United Steel Workers (USW);

  Orangeburg, South Carolina—International Brotherhood of Teamsters—Industrial Trades Division; and

  Pasadena, Texas—United Steel Workers (USW); Sheet Metal Workers International Association; United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry; and International Brotherhood of Electrical Workers.

     We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 10 years. Two of our bargaining agreements expire in 2007 and one expires in 2008.

     We have four works councils representing the majority of our European sites—Amsterdam and Amersfoort, the Netherlands; Thann and Port-de-Bouc, France; and Bergheim, Germany—covering approximately 1,400 employees. In addition, we have approximately 60 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that our relationship with these councils and bargaining representatives is generally good.

Available Information

     Our internet website address is http://www.albemarle.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

     Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation and Corporate Governance and Social Responsibility Committees are also available on the our website and are available in print to any shareholder upon request by writing to Investor Relations, 330 South Fourth Street, Richmond, Virginia 23219, or by calling (804) 788-6017.

Item 1A.      Risk Factors.

     You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

     Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, could have a material adverse effect on the margins of our products.

     Our raw material and energy costs increased significantly in 2005. The increases were primarily driven by significantly tighter market conditions and major increases in pricing of basic building blocks for our products such as crude oil, chlorine and metals, including molybdenum, which is used in the refinery catalysts business. We generally attempt to pass changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our margins.

     In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt production and adversely affect the performance of our business.

      We face competition from other specialty chemical companies, which places downward pressure on the prices and margins of our products.

     We operate in a highly competitive marketplace, competing against a number of domestic and foreign specialty chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could affect our margins and profitability adversely. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

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

     Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to three years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on climate and other environmental conditions, which may prevent farming for extended periods.

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

     We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have 25 facilities located outside the United States, including facilities and offices located in Austria, Belgium, Brazil, France, Germany, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Saudi Arabia and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

  fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

  transportation and other shipping costs may increase;

  intellectual property rights may be more difficult to enforce;

  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

  unexpected adverse changes in foreign laws or regulatory requirements may occur;

  agreements may be difficult to enforce and receivables difficult to collect;

  compliance with a variety of foreign laws and regulations may be burdensome;

  unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

  general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

  foreign operations may experience staffing difficulties and labor disputes;

  foreign governments may nationalize private enterprises; and

  our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities.

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

     We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities that are translated into U.S. dollars for presentation in our financial statements as well as our net sales, cost of goods sold and operating margins and could result in exchange losses. The main foreign currencies for which we have exchange rate fluctuation exposure are the European Union euro, Japanese yen and British pound sterling. Exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may do so in the future. Significant changes in these foreign currencies relative to the U.S. dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

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

     At several of our properties where hazardous substances are known to exist (including some sites where hazardous substances are being investigated or remediated), we believe we are entitled to contractual indemnification from one or more former owners or operators; however, in the event we make a claim, the indemnifier may disagree with us. In 2004, we commenced an arbitration proceeding against Aventis S.A. concerning its obligations with respect to contamination at our Thann, France facility after Aventis refused to accept our demands for indemnification under the contract pursuant to which we acquired the facility. If our contractual indemnity is not upheld, our accrual and/or our costs for the investigation and cleanup of hazardous substances could increase materially.

     Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.

     We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, for many years we have marketed methyl bromide, a chemical that is particularly effective as a soil fumigant. In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulation prompted by findings regarding the chemical's potential to deplete the ozone layer. Completion of the phase-out of methyl bromide as a fumigant took effect January 1, 2005 with continued use for critical uses allowed on an annual basis until feasible alternatives are available.

     In addition, there has been increased scrutiny by regulatory authorities and environmental interest groups of polybrominated diphenylethers, or PBDEs, which are used as flame retardants. We manufacture decabrom-PDE, a type of PBDE compound. In 2005, our net sales of decabrom-PDE were less than 3% of total net sales. Government regulation, if it occurs, or the threat of regulation, even if governmental regulation does not occur, may result in a decline in our net sales of decabrom-PDE.

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

     As of December 31, 2005, we had total indebtedness of $833.5 million.

     Our substantial indebtedness could have important consequences to us. For example, it could:

  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

  limit our ability to secure additional financing to implement our strategic initiatives;

  increase the amount of our interest expense because approximately half of our borrowings are at variable rates of interest, which, if interest rates increase or our credit ratings decline, will result in higher interest expense;

  increase our vulnerability to general adverse economic and industry conditions;

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

     In addition, we may be able to incur substantial additional indebtedness in the future. The terms of our senior credit agreement and the indenture governing our 5.10% senior notes due 2015 do not prohibit us from incurring substantial additional indebtedness. If new debt is added to our current debt levels, the related risks that we now face could intensify.

     We will need a significant amount of cash to service our indebtedness and our ability to generate cash depends on many factors beyond our control.

     Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on an average interest rate of 5.17% at February 28, 2006 and outstanding borrowings at that date of $843.6 million, our annual interest expense would be $43.6 million. A change of 0.125% in the interest rate applicable to such borrowings would change our annualized interest expense by approximately $1.1 million. Our business may not generate sufficient cash flow from operations to service our debt obligations, particularly if currently anticipated cost savings and operating improvements are not realized on schedule or at all. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

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

     Borrowings under our senior credit agreement bear interest at floating rates. The rates are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services or S&P and Moody’s Investors Services, or Moody’s. S&P has rated our senior unsecured long-term debt as BBB- and Moody’s has rated our senior unsecured long-term debt as Baa3. S&P and/or Moody’s may, in the future, downgrade our ratings. The downgrading of our ratings or an increase in benchmark interest rates would result in an increase of our interest expense on borrowings under our senior credit agreement. In addition, the downgrading of our ratings could adversely affect our future ability to obtain funding or materially increase the cost of any additional funding.

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

     We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

     As of December 31, 2005, we had approximately 3,700 employees. Approximately 20% of our 2,050 U.S. employees are unionized. Two of our collective bargaining agreements expire in 2007 and one expires in 2008. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

     We may not be able to consummate future acquisitions or integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

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

  potential disruption of our ongoing business and distraction of management;

  unforeseen claims and liabilities, including unexpected environmental exposures;

  unforeseen adjustments, charges and write-offs;

  problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;

  unexpected losses of customers of, or suppliers to, the acquired business;

  difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

  variability in financial information arising from the implementation of purchase price accounting;

  inability to coordinate new product and process development;

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

     We have several defined benefit pension plans around the world, including in the United States, the Netherlands, Germany, Belgium, France and Japan, covering most of our employees. The U.S. plans represent approximately 80% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

     During 2005, we made no contributions to our U.S. qualified defined benefit pension plans. Our U.S. qualified defined benefit pension plans in aggregate were approximately 130% funded on an IRS funding basis as of December 31, 2005 and, as a result, there are no required cash contributions to the plans in 2006. However, the actual amount of contributions made subsequent to 2005 will depend upon asset returns, then-current interest rates, and a number of other factors. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. Specifically, if year-end accumulated obligations exceed assets, we may elect to make a voluntary contribution, over and above the minimum required, in order to avoid additional minimum liability charges to our balance sheet and consequent reductions to shareholders’ equity. These contributions could be substantial and would reduce the cash available for our business.

     The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

     Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the United States, or U.S., and throughout the world. As an ACC member company, we have completed vulnerability assessments of our U.S. manufacturing locations and met the requirements of this industry standard. We have a corporate security standard and audit our facilities for compliance. Recent investments have been made to upgrade site security. However, federal legislation is under consideration that could impose new site security requirements, specifically on chemical manufacturing facilities, which may increase our overhead expenses.

     New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the United States. We believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. We ship and receive materials that are classified as hazardous. Bans on movement of hazardous materials through cities like Washington, D.C. could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment to produce hazardous raw materials and change where and what products we manufacture.

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

Item 1B.   Unresolved Staff Comments.

     NONE

Item 2.      Properties.

     We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained and effectively used and are adequate to operate our business.

Albemarle Corporation and Subsidiaries

Set forth below is information at December 31, 2005 regarding the production facilities, research and development facilities, and administrative and sales offices operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Amersfoort, the Netherlands	Administrative and marketing offices	Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned
Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land
Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land
Baton Rouge, Louisiana	Administrative offices	Leased
Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned
Beijing, China	Regional sales and administrative offices	Leased
Dayton, Ohio	Research, product development and small-scale production of fine chemicals	Owned; on leased land
Feluy, Belgium	Production of aluminum alkyls	Leased by Inovene in 1996 under a 99-year lease, but operated for us by Inovene
Gela, Italy	Catalysts regeneration services	Leased by Eco-Rigen Srl, a joint venture in which Eurecat S.A. indirectly owns 70% and ECONOVA owns 30%. Eurecat S.A. is a joint venture owned 50% by each of IFP Investissements and us
Guangzhou, China	Regional sales and administrative offices	Leased
Houston, Texas	Marketing offices	Leased
Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned by Shanghai Jinhai Albemarle Fine Chemicals Company Limited, a joint venture with two partners in which we own a 25% interest
Jubail, Saudi Arabia	Refinery catalysts regeneration and recycling services	Owned by Al-Bilad Catalysts Co. Ltd., a joint venture in which Eurecat S.A. owns 50% and several middle eastern partners own the other 50%
Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned
La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us
Magnolia, Arkansas (South Plant)	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned
Magnolia, Arkansas (West Plant)	Production of flame retardants and bromine	Owned

Item 3.      Legal Proceedings.

     On April 2, 2004, Albemarle Overseas Development Company, or AODC, one of our wholly owned subsidiaries, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis, or Aventis, through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement, or Agreement, between AODC and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, or APPC, was acquired by AODC. The dispute relates to a chemical facility in Thann, France, owned by APPC, where the French government has required a detailed risk study of groundwater contamination, and in 2005 instructed APPC to conduct a number of additional tests and studies and take certain measures with respect to the containment of certain contamination at and the emission of certain materials from the Thann facility. By reason of certain intervening assignments of rights, Albemarle France SAS, another wholly owned subsidiary of Albemarle Corporation, was substituted for ADOC as the party in interest in the arbitration.

     The Request for Arbitration requests indemnification by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Under the terms of the Agreement, we believe that Aventis is obligated to indemnify AODC and APPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of certain soil and groundwater contamination at the site in Thann.

     Arbitration hearings related to the question of liability took place in June 2005 and we currently expect a response from the arbitration panel in 2006.

     At this time, it is not possible to predict what additional studies or measures, if any, the French government may require since these matters are in the initial stages and environmental matters are subject to many uncertainties. We believe, however, that we are entitled to be fully indemnified by Aventis for all liabilities arising from these matters, but no assurance can be given that we will prevail in the arbitration. If we do not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

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

Item 4.      Submission of Matters to a Vote of Security Holders.

     NONE.

PART II

Item 5.      Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Our common stock for the company trades on the New York Stock Exchange, or the NYSE, under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated as reported on the NYSE composite transactions reporting system and the dividends declared per share on our common stock.

     There were 46,749,596 shares of common stock held by 4,579 shareholders of record as of December 31, 2005. In February 2006, we declared a dividend of $0.165 per share of common stock, payable April 1, 2006.

Item 6.      Selected Financial Data.

     The information for the five years ended December 31, 2005, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

     Some of the information presented in this Annual Report on Form 10-K, including the documents incorporated by reference, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements.

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

  the timing of orders received from customers;

  the gain or loss of significant customers;

  competition from other manufacturers;

  changes in the demand for our products;

  increases in the cost of raw materials and energy, and our inability to pass through such increases;

  changes in our markets in general;

  fluctuations in foreign currencies;

  changes in laws and regulations;

  the occurrence of claims or litigation;

  the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

  political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

  changes in accounting standards;

  the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

  changes in interest rates, to the extent they (1) affect our ability to raise capital or increase our cost of funds, (2) have an impact on the overall performance of our pension fund investments and (3) increase our pension expense and funding obligations; and

  the other factors detailed from time to time in the reports we file with the SEC.

     We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Changes in Reporting

   Segments

     Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Effective January 1, 2005, we revised the way we evaluate the performance of our segment results to reflect the manner in which the chief operating decision makers now review our three segments. We now include the operating results of our joint ventures termed “equity in net income (losses) of unconsolidated investments” along with our operating profit, which represents income before income taxes, minority interests, equity in net income (losses) of unconsolidated investments and cumulative effect of a change in accounting principle, net and before interest and financing expenses and other income (expenses), net. The change to segment income versus segment operating profit was brought about by the material effect of the refinery catalysts business joint ventures acquired in July 2004 on our consolidated operating results. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. Segment results including effective income tax rate calculations for years 2004 and 2003 have been reclassified to reflect the impact of the revisions.

     In addition, effective August 1, 2005, we began consolidating our 50% ownership interest in Jordan Bromine Company Limited, or JBC, a Jordanian-American joint venture company that manufactures and markets bromine and bromine derivatives products from raw materials extracted from the Dead Sea. We previously accounted for this investment on the equity basis. However, as a result of August 2005 amendments to the related joint venture agreement, our management concluded that consolidation accounting for this investment was appropriate under generally accepted accounting principles in the United States, or GAAP. This change in accounting has no impact on our net income. Segment results for the seven months ended July 31, 2005 and years 2004 and 2003 were not restated for the impact of this change.

   Other Income (Expenses), Net

     Effective July 1, 2005 we reclassified our minority ownership interest in Stannica LLC from “other income (expenses), net” to a separate disclosure line entitled “minority interests in income of consolidated subsidiaries” in the consolidated statements of income. Reclassifications have been made herein for years 2004 and 2003 totaling ($5.1 million) and ($2.6 million), respectively, to reflect the change.

     The following is a discussion and analysis and results of operations for the years ended December 31, 2005, 2004 and 2003. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 31.

Overview and Outlook

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

2005 Highlights

  Refinery Catalysts Integration. We focused on the integration of our new refinery catalysts business into our operations and culture. Our new Catalysts segment represented approximately 35% of our 2005 net sales. With one full year behind us, we believe that this new segment is now fully integrated into our business model.

  Record Safety and Environmental Performance. We improved our safety performance by more than 15% in 2005 compared to 2004. In addition, our manufacturing operations’ environmental performance improved over 25%.

  Continued Focus on Cost Savings. We achieved our three-year $50.0 million manufacturing cost savings goal, primarily through workforce reductions, plant cost reductions and raw material utilization reductions.

  Raw Material Headwinds. We faced substantial increases in raw material and energy costs. To offset these costs, we worked diligently to avoid margin erosion by actively managing our supply chain, increasing prices and implementing raw material surcharges for our products.

  Technology Advances. We continued to leverage our technological expertise by developing and introducing new products. In 2005, sales from new products introduced in the last five years represented approximately 24% of our total net sales.

  Consolidation of JBC. We consolidated this joint venture due to an amendment to the operating agreement.

  Decabrom Exemption from RoHS. The European Union exempted decabrom from its Restriction of Hazardous Substances (RoHS) directive after numerous scientific tests supported the heath safety of this flame retardant.

  Pension Plan Changes. We announced plans to move away from a defined benefit pension plan for all employees beginning in 2011. All new employees are enrolled in a defined contribution plan.

  Debt Reduction. We reduced our total debt by over $100.0 million, lowering our debt to capitalization ratio to approximately 47%.

  Increased Dividends. We increased our dividends for the 11th consecutive year, ending the year at an annual dividend rate of $0.64 per share.

2006 Outlook

   Polymer Additives: Polymer Additives volumes were flat in 2005 after record growth in 2003 and 2004. We expect volumes in 2006 to meet or exceed those in 2005. We will continue our focus on restoring margins in this segment and will continue to drive price increases where warranted. We announced 5 to 10% price increases for brominated flame retardants effective April 1, 2006 and announced 12% mineral flame retardant increases effective the same date. Key raw materials needed to manufacture these products continue to rise, forcing us to raise prices to offset these costs.

     We expect that our technology center in Nanjing, China will be operational in 2006, allowing us to provide polymer additives technical customer support in the Asia Pacific region. We will also use this facility to repackage aluminum alkyls. We believe that this location will provide us with solid footing in China to further expand our operations in this area.

     We will continue our efforts to educate manufacturers and the public about the safety and benefits of our flame retardants. In early 2006, the U.S. Consumer Product Safety Commission mandated flammability standards for mattresses that could support greater demand for the use of flame retardants, depending on how manufacturers elect to flame retard their mattresses. In addition, various groups continue to evaluate the safety of brominated flame retardants and we intend to continue our support of sound scientific testing of these materials.

   Catalysts: We expect HPC volumes to remain robust in 2006 as new diesel sulfur specifications go into effect mid-year. In addition, as oil prices remain elevated, refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. We have begun construction on our new HPC plant at Bayport, Texas, which is expected to be operational in late 2006. This plant will add 10,000 metric tons to our capacity.

     Our focus in FCC catalysts is on improving margins by driving price increases to support the value these products bring to the market. In 2005, we announced the first significant price increase for these catalysts in over ten years and will focus intently in 2006 on achieving these increases. We believe that this 20% price increase, along with announced surcharges, will help offset the continuing raw material and energy costs to manufacture these catalysts and will allow margin recovery and expansion for this key catalyst.

     We are focused on new product development in catalysts, and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market.

     We will continue to explore new opportunities for our catalysts in the rapidly growing gas to liquids (GTL) and coal to liquids (CTL) markets, which remain viable as oil remains at historically high levels.

     Fine Chemicals: We expect to continue the “turnaround” of our fine chemicals portfolio in 2006. We are implementing the announced shutdown of our seawater bromine facility in France, and will continue evaluating other assets as we seek to improve the margins in this segment. We are optimistic for the prospects of our single site plant in Orangeburg, South Carolina, that we recently converted into a multi-purpose asset, enabling us to take advantage of new products commercializing from our R&D pipeline. We will continue to explore other similar ways to profitably redeploy assets where possible.

     In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals will be to maximize our bromine franchise value and to continue the growth of our fine chemistry services business. Our goal is to profitably grow our globally competitive, bromine and derivatives production network to serve all major bromine consuming products and markets. We will also continue our focus on developing our fine chemistry services business. Our new products pipeline in this business has approximately doubled in the last three years, allowing us to develop preferred outsourcing positions serving leading chemical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Results of Operations

     Net Sales. Net sales by operating segments for each of the three years ended December 31, were as follows:

     For 2005, our net sales were $2,107.5 million, an increase of $593.8 million, or 39%, from 2004. In our Polymer Additives segment, net sales were $797.8 million, up $71.5 million, or 10%. This increase was due to $73.0 million of higher pricing in flame retardants, which was offset, in part, by $26.1 million of lower shipments, $27.1 million of higher pricing in stabilizers and curatives, which was offset, in part, by $5.4 million of lower shipments, and the favorable impact of $3.0 million of foreign exchange. In our Catalysts’ segment, net sales were $737.6 million, up $454.2 million, or 160% primarily due to the July 2004 acquisition of the refinery catalysts business. In our Fine Chemicals segment, net sales were $572.1 million, up $68.0 million, or 13%, due to higher pricing and higher shipments of $36.9 million and $10.9 million, respectively, and the favorable impact of $2.6 million of foreign exchange in performance chemicals and higher pricing and shipments of $10.3 million and $7.2 million, respectively, in fine chemistry services and intermediates.

     For 2004, our net sales were $1,513.7 million, an increase of $403.5 million, or 36%, from 2003. In our Polymer Additives segment, net sales were $726.3 million, up $178.8 million, or 33%. This increase was due to higher shipments and pricing of $109.9 million and $3.9 million, respectively, in flame retardants, higher shipments and pricing of $29.6 million and $11.2 million, respectively, in stabilizers and curatives and the favorable impact of $21.6 million of foreign exchange. In our Catalysts segment, net sales were $283.4 million, up $200.4 million, or 242%. This increase was primarily due to the acquisition of the refinery catalysts business. In our Fine Chemicals segment, net sales were $504.1 million, up $24.3 million, or 5%. This increase was primarily due to higher shipments of $26.3 million and the favorable impact of $1.2 million of foreign exchange in fine chemistry services and intermediates, which was offset, in part, by lower pricing of $6.7 million. Net sales in our Fine Chemicals segment also increased as a result of the favorable impact of foreign exchange of $17.6 million and $1.2 million of higher pricing in performance chemicals, which was offset by $15.3 million of lower volumes primarily due to the impact of our exit from the detergent zeolite business in early 2004.

     Operating Costs and Expenses. For 2005, our cost of goods sold increased $469.3 million, or 39%, from 2004 including $13.4 million of step-up related inventory costs. This increase was primarily due to operating costs related to higher sales volumes in the refinery catalysts business, which included results for a full year in 2005 versus results for five months in 2004, the impact of lower production volumes of $23.1 million in our Polymer Additives segment and higher sales volumes in our Fine Chemicals segment. Additionally, higher raw materials and energy costs of $77.3 million increased the cost of sales for our legacy business, which consisted of the Polymer Additives’ and Fine Chemicals’ segments and the polyolefins catalysts business before the acquisition of our refinery catalysts businesses. Our 2005 gross profit margin increased approximately 30 basis points to 20.1% from 19.7% in 2004. Excluding $13.4 million charges related to the refinery catalysts business acquisition, our 2004 gross profit margin was 20.6% .

     For 2004, our cost of goods sold increased $343.1 million, or 39.4%, from 2003. This increase was due to operating costs associated with higher sales volumes related to the acquisition of the refinery catalysts business, including $13.4 million of step-up related inventory costs. Additionally, higher raw materials and energy costs of $38.8 million, the unfavorable impact of foreign exchange of $35.9 million, and the establishment of a $3.4 million valuation reserve for the potential recoverability of an insurance claim in connection with a former water treatment venture and the costs associated with the exit from our former detergent zeolite business increased the costs of sales in our legacy business. The increase in cost of sales was partially offset by a $6.9 million insurance settlement from a former insurer relating to certain payments made by us in connection with insurance coverage for the period 1950 through 2000. Our gross profit margin decreased approximately 170 basis points to 19.7% in 2004 from 21.5% in 2003. Excluding the $13.4 million charges related to the refinery catalysts business acquisition described above, our gross profit margin for 2004 was 20.6%.

     For 2005, our selling, general and administrative expenses, or SG&A, and research and development expenses, or R&D, increased $72.4 million, or 38%, from 2004. This increase was primarily due to higher SG&A and R&D costs related to the refinery catalysts business acquisition of $43.4 million, including $11.4 million of additional R&D, higher employee related costs of $14.4 million, including $7.1 million of incentives, higher outside legal costs of $4.2 million and higher consulting costs of $4.0 million. As a percentage of net sales, SG&A and R&D were 12.4% in 2005 and 12.5% in 2004.

     For 2004, our SG&A and R&D expenses increased $53.4 million, or 39%, from 2003. This increase was primarily due to higher SG&A and R&D costs related to acquisitions of $29.4 million, including $9.7 million of additional R&D, higher employee incentive costs of $14.2 million, the unfavorable impact of foreign exchange of $3.0 million, higher R&D costs of $3.2 million and $0.8 million of higher outside legal costs. This increase was offset, in part, by the benefits of cost reduction efforts and a voluntary separation program implemented in the third quarter of 2003 and first quarter of 2004. As a percentage of net sales, SG&A and R&D were 12.5% in 2004 and 12.2% in 2003.

     For 2005, our operating costs and expenses included $8.8 million of benefits associated with curtailment gains for benefit plan changes that (1) reduce our accumulated postretirement benefit obligation on our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments by $5.6 million and (2) modify benefit obligations for certain transition benefits and the adoption of a defined contribution basis for our future pension accrual in the Netherlands amounting to $3.2 million and a charge of $3.5 million that related to costs associated with the shutdown of the Port de Bouc, France bromine facility. Our 2005 operating costs and expenses also included a $2.2 million charge related to the sale of a research and development facility to the State of Louisiana, a $0.7 million charge for the potential settlement of future legal claims with respect to certain future premises liability claims and a $0.5 million charge for work force reduction at our Pasadena, Texas plant.

     For 2004, our operating costs and expenses included charges totaling $4.9 million related to layoffs of 53 employees at the closed zeolite facility in Pasadena, Texas of $3.4 million and related curtailment charges of $0.9 million and costs of $0.6 million associated with the cleanup of the zeolite facility. Additionally, our 2004 operating costs and expenses included $3.0 million of purchased in-process R&D charges associated with the refinery catalysts business acquisition.

     For 2003, our operating costs and expenses included a charge of $7.5 million related to a voluntary severance program offered to certain domestic salaried employees and a $2.5 million impairment charge for real estate held for sale.

     Segment Income. Segment income for each of the three years ended December 31, was as follows:

     For 2005, our segment income increased $83.9 million, or 79%, from 2004. This increase was primarily due to higher segment income from our Catalysts segment, which included results of the refinery catalysts business for a full year in 2005 versus results for five months in 2004, and the impact of higher equity in net income (losses) of unconsolidated investments of $22.1 million in overall segment results. Our 2005 segment income benefited from $1.9 million of special items as outlined in year 2005 “Operating Costs and Expenses” above. For 2004, our segment income included $17.7 million of special items charges as discussed below. Excluding the effects of special items in both years, our 2005 segment income increased $64.3 million, or 52%, from 2004.

     For 2004, our segment income increased $14.5 million, or 16%, from 2003. This increase was primarily due to significantly higher segment income from our Polymer Additives segment and the impact of higher equity in net income (losses) of unconsolidated investments of $5.2 million in our segment results. Our 2004 segment income included the following special items: (1) a $13.4 million charge for the step-up of inventory costs and $3.0 million of purchased in-process R&D charges related to the refinery catalysts business acquisition; and (2) $4.9 million of total charges related to layoffs of 53 employees at the closed zeolite facility in Pasadena, Texas of $3.4 million, curtailment charges of $0.9 million and $0.6 million in costs associated with the cleanup of the zeolite facility. Our 2004 segment income also included the establishment of a $3.4 million valuation reserve for the potential recoverability of an insurance receivable, which was offset by a $6.9 million insurance settlement. For 2003, our segment income included special items for a voluntary separation charge of $7.5 million and an impairment charge of $2.5 million relating to real estate held for sale. Excluding the effects of special items in both years, our 2004 segment income increased $22.1 million, or 22%, from 2003.

     For 2005, our Polymer Additives’ segment income increased $12.1 million, or 14%, from 2004. This increase was primarily due to $73.0 million of higher pricing in flame retardants, which was offset by $26.1 million of lower shipments, higher pricing of $27.1 million in stabilizers and curatives, which was offset by $5.4 million of lower shipments, and $4.1 million of higher equity income from our Polymer Additives’ joint ventures. Our 2005 Polymer Additives’ segment income also included a $2.2 million special item curtailment gain related to 2005 benefit plan changes, which was offset, in part, by $0.4 million of work force reduction charges. In addition to the items described above, the increase in our 2005 Polymer Additives’ segment income was offset, in part, by substantially higher raw material and energy costs of $33.6 million, lower production volumes of $23.1 million and higher segment SG&A and R&D costs of $4.8 million. For 2004, our Polymer Additives’ segment income included a $3.6 million special item benefit attributable to an allocation of an insurance settlement. Excluding the special items for both years, our 2005 Polymer Additives’ segment income increased $13.9 million, or 17%, from 2004.

     For 2004, our Polymer Additives’ segment income increased $25.9 million, or 42%, from 2003. This increase was primarily due to higher shipments and pricing $15.4 million and $3.9 million, respectively, in flame retardants, higher pricing and higher shipments $11.2 million and $9.4 million, respectively, in stabilizers and curatives, improved plant costs and utilization of $8.1 million and the overall net favorable impact of foreign exchange movements of $5.1 million. Our 2004 Polymer Additives’ segment income also included allocations of special items attributable to an insurance settlement of $3.6 million in the third quarter of 2004 and the absence of a charge related to a voluntary severance program of $2.9 million in 2003. The increase in our 2004 Polymer Additives’ segment income was offset, in part, by unfavorable raw material costs of $27.3 million and higher SG&A costs of $2.2 million related to our 2004 acquisition of the business assets, customer lists and other intangibles of Taerim International Corporation. Excluding the 2004 special items, segment income for 2004 increased $19.3 million, or 30%, from 2003.

     For 2005, our Catalysts’ segment income increased $77.6 million from 2004. This increase was primarily due to the inclusion of the refinery catalysts businesses and the equity income interest in three refinery catalysts joint ventures in Catalysts’ segment income for the full year versus five months in 2004. Our 2005 Catalysts’ segment income included the special item curtailment gains of $3.8 million related to 2005 benefit plan changes. For 2004, our Catalysts’ segment income included purchase price adjustments for the step-up accounting values assigned to the acquired refinery catalysts business inventory of $13.4 million and the write-off of $3.0 million of purchased in-process R&D charges associated with the acquisition. Excluding these adjustments, our 2005 Catalysts’ segment income increased $57.5 million, or 166%, from 2004.

     For 2004, our Catalysts’ segment income increased $5.8 million, or 46%, from 2003, when our Catalysts segment consisted of only the polyolefin catalysts business. Our 2004 Catalysts’ segment income included five months of results from the refinery catalysts businesses and the equity income interest in three refinery catalysts joint ventures acquired in July 2004. Our 2004 Catalysts’ segment income was offset, in part, by purchase price adjustments for the step-up accounting values assigned to the acquired refinery catalysts business inventory of $13.4 million and the write-off of $3.0 million of purchased in-process R&D charges associated with the acquisition. Excluding these adjustments, our 2004 Catalysts’ segment income increased $22.2 million, or 177%, from 2003.

     For 2005, our Fine Chemicals’ segment income increased $9.1 million, or 25%, from 2004. This increase was primarily due to higher pricing and shipments of $36.9 million and $3.1 million, respectively in performance chemicals, higher pricing and shipments of $10.3 million and $2.5 million, respectively, in fine chemistry services and intermediates, higher equity income in unconsolidated investments of $6.2 million, principally JBC prior to August 1, 2005, and a gain of approximately $2.8 million from the settlement of a lawsuit. Our 2005 Fine Chemicals’ segment income also included a net special items charge of $1.4 million consisting of a charge of $3.5 million that relates to costs associated with the shutdown of the bromine tower at the Port de Bouc, France facility, a work force reduction charge at the Pasadena, Texas plant of $0.2 million and a $2.2 million curtailment gain benefit associated with 2005 benefit plan changes. The increase in our 2005 Fine Chemicals’ segment income was offset, in part, by substantially higher raw material and energy costs of $35.4 million, higher allocation of corporate SG&A of $6.6 million, higher distribution and freight costs of $5.6 million and $3.0 million of higher manufacturing costs related to a planned plant shutdown for automation improvements. Our 2004 Fine Chemicals’ segment income included special items charges related to layoffs of 53 employees at the closed zeolite facility in Pasadena, Texas of $3.4 million and a related pension curtailment charge of $0.9 million, $0.6 million in costs associated with the cleanup of the zeolite facility and a $3.4 million charge related to the establishment of a valuation reserve for the potential recoverability of an insurance receivable, which was partially offset by an allocation of an insurance settlement of $3.4 million. Excluding these special items for both years, our 2005 Fine Chemicals’ segment income increased $5.6 million, or 13%, from 2004.

     For 2004, our Fine Chemicals’ segment income decreased $7.6 million, or 17%, from 2003. The decrease was primarily due to unfavorable manufacturing costs of $18.3 million, lower volumes of $5.7 million and unfavorable product mix in performance chemicals, which was offset, in part, by increased pricing of $2.7 million, and higher raw material cost of $4.4 million across the segment. The decrease also included special item charges related to the layoffs of 53 employees at the closed zeolite facility in Pasadena, Texas of $3.4 million and the related pension curtailment charge of $0.9 million, $0.6 million of costs associated with the cleanup of the zeolite facility and a $3.4 million charge relating to the establishment of a valuation reserve for the potential recoverability of an insurance receivable, which was partially offset by an insurance settlement of $3.4 million and the absence of a $1.8 million charge related to a voluntary severance program in 2003. The decrease in our 2004 Fine Chemicals’ segment income was partially offset by higher shipments and higher prices $6.8 million and $6.4 million, respectively, and improved plant utilization in fine chemistry services and intermediates, higher shipments of $3.4 million in agricultural actives, the impact of the inclusion of equity in net income (losses) of unconsolidated investments of $2.2 million and a lower allocation of corporate SG&A of $2.4 million. Excluding the special items, Fine Chemicals’ segment income for 2004 decreased $4.5 million, or 10%, from 2003.

     For 2005, our corporate and other expenses increased $15.0 million, or 41%, from 2004. This increase was primarily due to higher consulting costs of $4.0 million, higher legal and professional fees of $3.0 million, higher employee related costs of $1.7 million and the impact of the $2.3 million of special items included in the table below.

     For 2004, our corporate and other expenses increased $9.5 million, or 36%, from 2003. This increase was due to higher employee incentive costs of $14.2 million, which was offset, in part, by the impact of the absence of 2003 charges associated with the corporate allocation of a voluntary severance program of $2.8 million and a $2.5 million impairment charge on real estate held for sale.

     Interest and Financing Expenses. Interest and financing expenses for 2005 increased $24.6 million from $17.4 million in 2004 primarily due to a full year’s interest in 2005 on the debt outstanding that relates primarily to the July 2004 acquisition of the refinery catalysts business. Interest and financing expenses for 2004 increased $12.0 million from $5.4 million in 2003 due to higher average debt outstanding in 2004 related to the refinery catalysts business acquisition debt.

     Other Income (Expenses), Net. Other income (expenses), net for 2005 amounted to $1.5 million in income, an increase of $13.7 million from 2004. The increase is due to the absence of the 2004 euro-denominated hedging losses of $12.8 million associated with the acquisition of the refinery catalysts business in 2004. Other income (expenses), net for 2004 amounted to expenses of $12.2 million, an increase in expenses of $16.2 million from 2003. The increase is primarily attributable to euro-denominated hedging losses of $12.8 million associated with the acquisition of the refinery catalysts business in 2004 and the absence of $2.7 million of interest income from an Internal Revenue Service, or IRS, income tax settlement in 2003.

     Income Taxes. Our income taxes for 2005 were $27.6 million, an increase of $10.6 million, or 62%, from 2004 while income taxes for 2004 of $17.0 million increased $3.1 million, or 22%, from 2003. Income taxes for 2005 benefited $5.6 million from the repatriation of overseas earnings under the provisions of the American Jobs Creaion Act of 2004, known as the Homeland Investment Act, and $6.7 million from foreign tax credits related to repatriation of high taxed earnings from foreign subsidiaries. In the fourth quarter of 2005, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, we recorded an income tax benefit of $7.6 million associated with the revaluation of deferred tax balances related to Netherlands income tax rate changes. In addition, the deferred income tax account, as recorded under Accounting Principles Board, or APB, Opinion No. 23 “Accounting for Income Taxes – Special Areas,” reflects an additional expense of $5.2 million related to the proper recording and identification of earnings and profits, or E&P, adjustments in connection with acquired companies. The net impact of these two adjustments, amounting to an income tax benefit of $2.4 million, did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2005 or any prior periods presented. Income taxes for 2004 benefited from $1.4 million related to the reversal of certain income tax reserves and the net favorable effect of $1.1 million in adjustments associated with the reconciliation of certain tax accounts. Income taxes for 2003 included the favorable benefit of $7.5 million related to the revaluation of reserve requirements as the IRS closed audits related to tax years 1998 and 1999 as well as the impact of an income tax settlement with the IRS related to tax years 1996 and 1997 received in the amount of $4.5 million. The effective income tax rate for 2005 was 22.4% versus 23.5% in 2004, which was up from 15.1% in 2003. Below is an explanation of the changes in effective income tax rates for the applicable years.

     Minority Interests in Income of Consolidated Subsidiaries. Effective July 1, 2005 we reclassified the minority ownership interest in Stannica LLC, or Stannica, from “other income (expenses), net” to “minority interests in income of consolidated subsidiaries,” or minority interests. Minority interests for 2005 includes the minority ownership charges for Stannica for the full year and JBC for the five months beginning August 1, 2005. Reclassifications were made to minority interests for the minority ownership of Stannica for the years 2004 and 2003 totaling $5.1 million and $2.6 million, respectively, to reflect the change.

     Equity in Net Income (Losses) of Unconsolidated Investments. Equity changes in unconsolidated investments are now included in the “Segment Income” discussion above under “Changes in Reporting—Segments.”

Summary of Critical Accounting Policies

Estimates and Assumptions

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be significant in the preparation of the financial statements.

     Allowance for Doubtful Accounts. We estimate losses for uncollectible accounts based on the aging of receivables and the evaluation of the likelihood of success in collecting the receivables. We also provide for claims receivables that are subject to legal proceedings.

     Depreciation. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal Engineering Group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project, and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.

     Inventory Obsolescence. Inventories are reviewed on a quarterly basis to determine age, movement and turnover. Reserves are setup periodically based upon estimates to adjust inventory values in line with their net realizable value.

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

     Performance and Life Cycle Guarantees. We provide customers certain performance guarantees and life cycle guarantees. These guarantees entitle the customer to claim compensation if the product does not conform to performance standards originally agreed upon. Performance guarantees relate to minimum technical specifications that products produced with the delivered product must meet, such as yield and product quality. Life cycle guarantees relate to minimum periods for which performance of the delivered product is guaranteed. When either performance guarantees or life cycle guarantees are contractually agreed upon, an assessment of the appropriate revenue recognition treatment is evaluated.

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

Revenue Recognition

     We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of our sales are sold free on board (FOB) shipping point or on an equivalent basis, other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

Claims Receivable

     We record receivables for non-trade claims on a case-by-case basis whenever management deems that the claim for recovery is probable. Recording of such receivables is preceded by the gathering and evaluation of factually supportable evidence and conditions surrounding the claim, and is generally based on application of specific contractual terms with third parties from which the claim arises. In accordance with GAAP, we evaluate these receivables for collectibility on a regular basis, and we record provisions for uncollectible amounts when subsequent conditions indicate that collection of all or part of the receivable is not probable.

Goodwill and Other Intangible Assets

     We account for goodwill and other intangibles acquired in a business combination in conformity with SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized.

     We test goodwill for impairment using a two-step method by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving cash flows consistent with the objective of measuring fair value based on reasonable and supportive assumptions. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

     Definite-lived intangible assets, such as purchased technology, patents, customer lists and trademarks are amortized over their estimated useful lives, generally for periods ranging from three to thirty-five years. We continually evaluate the reasonableness of the useful lives of these assets. See Note 8, “Goodwill and Other Intangibles.”

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

  Expected Return on Plan Assets—We project the future return on plan assets based on prior performance and future expectations for the types of investments held by the plans as well as the expected long-term allocation of plan assets for these investments. These projected returns reduce the net benefit costs recorded currently.

  Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

  Rate of Increase in the Per Capita of Covered Health Care Benefits—We project the expected increases in the cost of covered health care benefits.

     During 2005, we made changes to the assumptions related to the discount rate, the rate of compensation increase (for salary related plans) and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

     In selecting the discount rate, consideration is given to fixed-income security yields, including high quality bonds (Moody’s Aa and the International Index Company, or iBoxx, AA corporate bond rates), along with a yield curve applied to the payments we expect to make out of our retirement plans. The yield curve was produced for a universe containing U.S.-issued Aa-graded corporate bonds, all of which were non-callable, non-putable, and non-sinkable. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2005, the weighted-average discount rate was reduced for the plans from 5.49% to 5.44% as a result of decreased yields for long-term high quality bonds.

     In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2005, the weighted-average expected rate of return on pension plan assets was reduced from 8.36% to 8.31% and there was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

     In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2005 and 2004, the assumed weighted-average rate of compensation increase was 2.82% and 2.53%, respectively, for the pension plans.

     In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2005, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased. The assumed health care cost trend rate for 2005 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 5%, while the trend rate for post-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 5%. The assumed health care cost trend rate for 2004 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%. For 2006, the trend rate for pre-65 coverage is 9% per year, dropping by 1% per year to an ultimate rate of 5%; the trend rate for post-65 coverage is 10% per year, dropping by 1% per year to an ultimate rate of 5%. The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year.

     The effect of a 1% increase in the U.S. health care cost trend rate would increase the total service and interest components by $0.043 million and would increase the benefit obligation by $0.553 million. A 1% decrease in the U.S. heath care cost trend rate would decrease the total service and interest components by $0.057 million and would decrease the benefit obligation by $0.714 million.

     A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the United States:

Income Taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which result primarily from intercompany transfer pricing, tax benefits from the foreign sales corporation and extraterritorial income tax rules. We are subject to periodic audit of our income tax returns by tax authorities. In the United States, the Internal Revenue Service has completed a review of our income tax returns through the year 1999. For the years after 1999, our income tax returns are either under review or could be subject to review.

     Except as otherwise noted, it is our policy to record deferred income tax liabilities on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested in those operations. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been recorded as they are essentially permanent in duration. The determination of the amount of such unrecognized defered tax liability is not practicable.

     As further discussed in Note 14, we have asserted that we are permanently reinvested with respect to earnings derived from our investment in JBC for all periods beginning after September 30, 2005.

Investments

     We have investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of our investments are in joint ventures. Since we have the ability to exercise significant influence over the operating and financial policies of these joint ventures, they are accounted for using the equity method of accounting. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our share of the investee’s earnings (losses) are included in the consolidated statement of income as “equity in net income (losses) of unconsolidated investments.” It is also included in our computation of segment income. Investments in marketable securities are accounted for as both available-for-sale securities with changes in fair value included in “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets and trading equities that are marked-to-market on a monthly basis through the consolidated statement of income. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

Internal Control Over Financial Reporting

     Section 404 of the Sarbanes Oxley Act of 2002 or SOX 404, requires that we make an assertion as to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filings. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, attests to our management’s assertion and provides its assessment of our effectiveness of internal control over financial reporting. In order to make our assertion, we are required to identify material financial and operational processes, document internal controls supporting the financial reporting process and evaluate the design and effectiveness of these controls. See “Management’s Report on Internal Control Over Financial Reporting” in Part I, Item 9A.

     We have a dedicated SOX 404 team in house to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business groups and corporate staff involved in the initiative and assist in the assessment of internal control over financial reporting. A Steering Committee, comprised of personnel from Finance and Alliances Services, is in place to set uniform guiding principles and policies, review the progress of the compliance activities and direct the efforts of the SOX 404 Team. Status updates are provided to our Audit Committee of our Board of Directors on an ongoing basis. We also retain an accounting firm other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

     Our SOX 404 effort involves many of our employees around the world, including participation by our business areas and our Alliance Services group. We view our ongoing evaluation of our internal control over financial reporting as more than a regulatory exercise—it is an opportunity to continually assess our financial control environment and make us even stronger.

Financial Condition and Liquidity.

     Our cash balance increased by $12.2 million to $58.6 million at December 31, 2005 from $46.4 million at December 31, 2004. For 2005, our continuing operations provided $168.9 million of cash compared to providing cash of $191.6 million in 2004 primarily due to increases in working capital as a result of operational growth of all of our operating segments. Cash flows from operating activities funded investing activities of $78.0 million, which consisted principally of capital expenditures for plant machinery and equipment improvements. Cash flows from operating activities and proceeds from the issuance of senior notes and common stock of $324.7 million and $147.9 million, respectively, funded long-term debt repayments of $708.2 million and quarterly dividends to shareholders resulting in net cash used by financing activity of $69.2 million.

     Working capital increased $78.1 million to $451.7 million at December 31, 2005 from $373.7 million at December 31, 2004. The increase in working capital is related to increased activity and is due primarily to an increase in cash, accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses.

     Cash and cash equivalents at December 31, 2004 were $46.4 million, up $11.2 million from $35.2 million at year-end 2003. For 2004, cash flows provided from operating activities of $191.6 million, together with approximately $1.06 billion of proceeds from borrowings and $11.9 million of proceeds from the exercise of stock options, were used to cover operating activities, make acquisitions totaling $785.2 million, net of cash acquired, repay debt of $341.4 million, fund capital expenditures totaling $57.7 million, pay quarterly dividends to shareholders of $25.3 million, fund investments amounting to $12.9 million, fund $12.8 million of realized euro-denominated hedging losses and pay $8.2 million of financing costs associated with the acquisition of the refinery catalysts business, purchase 27,569 shares of our common stock, and increase cash and cash equivalents by $11.2 million.

     We anticipate that cash provided from operating activities in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and make dividend payments.

     On October 13, 2004, we filed a universal shelf registration statement on Form S-3 with the SEC covering $700.0 million of securities. The shelf registration will permit us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt. On January 20, 2005, we completed the concurrent public offerings of 4,488,420 shares of our common stock (of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325.0 million of 5.10% senior notes due 2015. We did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by our underwriters, which was completed on January 28, 2005, totaled 4,573,000 shares. The shares of common stock were offered and sold at a public offering price of $34.00 per share and the senior notes were offered and sold at a public offering price of 99.897% of par. We used the net proceeds from both offerings of $469.8 million to repay the $450.0 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business. Following the completion of the concurrent public offerings, we had approximately $220.0 million of securities available for issuance under the registration statement.

     The notes are our senior unsecured obligations and will rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to existing and future indebtedness of our subsidiaries.

     We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

     The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remain in breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries.

     In connection with the acquisition of the refinery catalysts business, we entered into (1) a new senior credit agreement consisting of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility, and (2) a $450.0 million 364-day loan agreement, which we repaid with the net proceeds from our concurrent public offerings of shares of our common stock and senior notes.

     All of our borrowings in 2005 under the $300.0 million revolving credit facility, the $450.0 million five-year term loan facility and 364-day loan agreement bore interest at variable rates based on an average LIBOR rate for deposits in the relevant currency plus an applicable rate (currently 0.75%) . The applicable rate was variable based on the rating of our senior unsecured long-term debt by Standard & Poors and Moody’s. As of December 31, 2005, borrowings under the $450.0 million five-year term loan facility bore a variable interest rate of 4.75% per annum. As of December 31, 2004, borrowings under the $300.0 million revolving credit facility, $450.0 million five-year term loan facility and 364-day loan agreement bore variable interest rates of 3.10%, 3.47% and 3.35%, respectively, per annum.

     Borrowings under our senior credit agreement are conditioned upon compliance with the following financial covenants: (a) consolidated fixed charge coverage ratio, as defined, must be greater than or equal to 1.25:1.00 as of the end of any fiscal quarter; (b) consolidated debt to capitalization ratio, as defined, at the end of any fiscal quarter must be less than or equal to 60%; (c) consolidated tangible domestic assets, as defined, must be or greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (d) with the exception of liens specified in our new senior credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens at any time exceeds 10% of consolidated net worth, as defined in the agreements. At December 31, 2005, our consolidated fixed charge coverage ratio was 1.93:1.00.

     At December 31, 2005, the noncurrent portion of our long-term debt amounted to $775.9 million. Our long-term debt, including the current portion and short-term borrowings, as a percentage of total capitalization, amounted to 47.3%. In addition, we had the ability to borrow an additional $436.0 million under our various credit arrangements.

     At December 31, 2005, our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income (loss) in the consolidated statement of changes in shareholders’ equity on page 40 decreased from December 31, 2004, primarily due to the strengthening of the U.S. dollar against the Euro.

     Capital expenditures in 2005 of $70.1 million were higher than the 2004 level of $57.7 million. Our capital spending program in 2006 is expected to be approximately $100.0 million with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. We expect our capital spending program to be approximately $80.0 to $90.0 million in 2007 and 2008. Capital spending in 2006 for environmental and safety projects is expected to approximate that of 2005, which was somewhat higher than that in 2004 due to the increase in the number of manufacturing facilities. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

     The following table summarizes our contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements:

Capitalization

     On January 20, 2005, we completed the concurrent public offerings of 4,488,420 shares of our common stock (of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325.0 million of 5.10% senior notes due 2015. We did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by our underwriters, which was completed on January 28, 2005, totaled 4,573,000 shares. The shares of common stock were offered and sold at a public offering price of $34.00 per share and the senior notes were offered and sold at a public offering price of 99.897% of par. We used the net proceeds from both of our offerings to repay the $450.0 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business.

Safety and Environmental Matters

     We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or our competitive position, but increased legal or regulatory requirements could have an adverse effect on our results.

     Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party, or PRP, and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in most cases, our participation is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

     Our environmental and safety operating costs charged to expense were approximately $30.6 million in 2005 versus approximately $29.5 million in 2004 and $23.7 million in 2003, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2005 totaled approximately $28.9 million, down $4.8 million from December 31, 2004.

     We believe that most of the amount we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded, if any, should occur over a period of time and should not have a material adverse impact on our financial condition or results of operations, but could have a material adverse impact in any particular quarterly reporting period.

     Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $9.5 million, $11.1 million and $9.7 million in 2005, 2004 and 2003, respectively. For each of the next few years, capital expenditures for these types of projects may increase due to more stringent regulatory requirements. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our reported results of operations.

     In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and its related implementation guidance. SFAS No. 123R will be effective as of the first annual reporting period that begins after June 15, 2005, which to us will be March 31, 2006. SFAS No. 123R will result in the recognition of additional compensation expense relating to our incentive plans. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We currently use the intrinsic value method from APB No. 25 to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our incentive plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to incentive stock awards. The adoption of SFAS No. 123R is not expected to have a significant impact on our reported results of operations.

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” or FIN 47. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. We adopted FIN 47 in 2005 without any impact on our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for fiscal years beginning after December 15, 2005.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

     In the normal course of operations, we are exposed to changes in financial market conditions due to the denomination of our business transactions in diverse foreign currencies and our ongoing manufacturing and funding activities. As a result, future earnings, cash flows and fair values of assets and liabilities are subject to market risk. We have established policies, procedures and internal processes governing our management of uncertain market conditions, and we use both operational and financial market actions in our risk management activities, which include the use of derivative instruments. We do not use derivative instruments for trading purposes. We only enter into derivative contracts based on economic analysis of underlying exposures anticipating that adverse impacts on future earnings, cash flows and fair values due to fluctuations in foreign currency exchange rates will be offset by the proceeds from and changes in fair value of the derivative instruments. We do not hedge our exposure to market risks in a manner that completely eliminates the effects of changing market conditions on earnings, cash flows and fair values.

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

     We enter into foreign currency forward contracts, which generally expire within one year, in the regular course of business to assist in managing our exposure against foreign currency fluctuations on sales and intercompany transactions. The primary method to cover foreign currency exposure is to seek a natural hedge, in which the operating activities denominated in respective currencies balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, a foreign currency forward contract may be employed to reduce currency exposure. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income.

     Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of $0.01 million at December 31, 2005. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2005, with all other variables held constant. A 10% appreciation of the U.S. dollar against foreign currencies would result in an increase of $0.5 million in the fair value of our foreign currency exchange hedging contracts. A 10% depreciation of the U.S. dollar against foreign currencies would result in a decrease of $0.6 million in the fair value of our foreign currency exchange hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2005, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

     In connection with the acquisition of the refinery catalysts business, we entered into foreign currency forward hedging contracts to partially hedge the purchase price, which was denominated in Euros. As a result, we incurred a net charge of approximately $12.8 million during the year ended December 31, 2004.

     We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage the worldwide exposure of our interest rate risks and foreign exchange exposure through our regular operations and financing activities. We had outstanding variable interest rate borrowings at December 31, 2005 of $420.9 million, bearing an average interest rate of 4.62% . A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million. We intend to use our senior credit agreement as the primary source of financing supplemented by several uncommitted line agreements, which could expose us to changes in interest rates, if various financial covenants are not met. We manage our ratio of debt-to-capitalization with the objective of achieving the lowest cost of capital possible.

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

     In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25% . The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25% . The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At December 31, 2005, there were unrealized losses of approximately $2.0 million ($1.3 million after income taxes) in accumulated other comprehensive income (loss) that remain to be expensed.

     In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, we purchase natural gas contracts, when appropriate, for a portion of our 12-month rolling forecast for North American natural gas requirements.

     Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading.

     Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on them are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2005, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Albemarle Corporation:

     We have completed integrated audits of Albemarle Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 21, the Company changed the manner in which it accounts for asset retirement obligations as of January 1, 2003.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers LLP
Richmond, Virginia
March 13, 2006

See accompanying notes to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands of Dollars, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amounts				
Balance at January 1, 2003	41,692,074	$ 417	$ 2,286	$ (4,514)	$ 576,148	$ 574,337
Comprehensive income:						
Net income for 2003					71,945	71,945
Foreign currency translation (net of deferred tax expense of $15,086)				26,476		26,476
Minimum pension liability (net of deferred tax expense of $904)				1,586		1,586
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $25)				44		44
Change in unrealized gain on hedging derivatives (net of deferred tax expense of $29)				51		51
Total comprehensive income						100,102
Cash dividends declared for 2003					(23,262)	(23,262)
Exercise of stock options	120,165	1	1,661			1,662
Shares purchased and retired	(693,794)	(7)	(4,180)		(13,401)	(17,588)
Issuance of restricted stock	34,563	1	755			756
Tax benefit from exercise of stock options			214			214
Balance at December 31, 2003	41,153,008	412	736	23,643	611,430	636,221
Comprehensive income:						
Net income for 2004					54,839	54,839
Foreign currency translation (net of deferred tax expense of $13,421)				23,555		23,555
Change in unrealized loss on treasury lock agreements (net of deferred tax benefit of $256)				(449)		(449)
Minimum pension liability (net of deferred tax benefit of $112)				(195)		(195)
Change in unrealized loss on marketable equity securities (net of deferred tax benefit of $7)				(13)		(13)
Change in unrealized loss on hedging derivatives (net of deferred tax benefit of $193)				(338)		(338)
Total comprehensive income						77,399
Cash dividends declared for 2004					(24,355)	(24,355)
Change in compensation payable in common stock			8,264			8,264
Stock option remeasurement adjustments			880			880
Exercise of stock options	708,143	7	11,900			11,907
Shares purchased and retired	(27,569)		(827)			(827)
Issuance of restricted stock	64,619		1,886			1,886
Balance at December 31, 2004	41,898,201	419	22,839	46,203	641,914	711,375
Comprehensive income:						
Net income for 2005					114,867	114,867
Foreign currency translation (net of deferred tax benefit of $17,915)				(31,376)		(31,376)
Change in realized loss on treasury lock agreements (net of deferred tax benefit of $532)				(932)		(932)
Amortization of realized loss on treasury lock agreements (net of deferred tax expense of $72)				127		127
Minimum pension liability (net of deferred tax benefit of $1,304)				(2,304)		(2,304)
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $23)				42		42
Change in unrealized gain on hedging derivatives (net of deferred tax expense of $164)				287		287
Total comprehensive income						80,711
Cash dividends declared for 2005					(28,907)	(28,907)
Change in compensation payable in common stock			8,689			8,689
Issuance of common stock, net	4,573,000	46	147,816			147,862
Exercise of stock options	248,691	2	6,344			6,346
Tax benefit from exercise of stock options			3,134			3,134
Issuance of restricted stock	29,704		1,065			1,065
Balance at December 31, 2005	46,749,596	$ 467	$ 189,887	$ 12,047	$ 727,874	$ 930,275

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands of Dollars)

Years Ended December 31	2005	2004	2003
Cash and cash equivalents at beginning of year	$ 46,390	$ 35,173	$ 47,784
Cash flows from operating activities:			
Net income	114,867	54,839	71,945
Cumulative effect of a change in accounting principle, net (Note 21)	—	—	2,220
Income before cumulative effect of a change in accounting principle, net	114,867	54,839	74,165
Adjustments to reconcile income to cash flows from operating activities:			
Depreciation and amortization	117,435	97,268	84,014
Loss on hedging of anticipated acquisition purchase price	—	12,848	—
Purchased in-process R&D charges	—	3,000	—
Change in compensation payable in common stock	8,689	8,264	—
Benefit plan curtailment (gains) charges	(8,829)	898	—
Insurance receivable valuation adjustment	—	3,396	—
Minority interests in income of consolidated subsidiaries	7,469	5,101	2,564
Equity in (net income) losses of unconsolidated investments	(26,491)	(4,407)	824
Dividends received from joint ventures and nonmarketable securities	16,225	4,000	3,493
Decrease (increase) in prepaid pension assets	2,473	(5,654)	(19,244)
Deferred income taxes (benefits)	10,185	(8,130)	4,165
Change in assets and liabilities, net of effects of acquisitions and the consolidation of Jordan Bromine Company Limited:			
(Increase) in accounts receivable	(57,411)	(31,421)	(15,522)
(Increase) in inventories	(73,022)	(18,077)	(16,309)
Increase in accounts payable	59,118	48,747	28,705
Increase in accrued expenses and income taxes	534	21,369	1,180
Other, net	(2,380)	(486)	2,063
Net cash provided from operating activities	168,862	191,555	150,098
Cash flows from investing activities:			
Capital expenditures	(70,080)	(57,652)	(41,058)
Acquisitions, net of cash acquired in 2004	(7,473)	(785,247)	(117,767)
Investments in joint ventures and nonmarketable securities	(3,088)	(10,642)	(11,986)
Payments on hedging of anticipated acquisition purchase price	—	(12,848)	—
Investments in marketable securities	(521)	(2,239)	—
Proceeds from liquidation and sale of equity method investments and sale of nonmarketable security	3,135	—	4,419
Net cash used in investing activities	(78,027)	(868,628)	(166,392)
Cash flows from financing activities:			
Proceeds from issuance of senior notes	324,665	—	—
Proceeds from issuance of common stock	147,862	—	—
Proceeds from borrowings	192,013	1,057,329	119,552
Repayments of long-term debt	(708,158)	(341,373)	(83,681)
Net receipt (payments) on treasury lock agreements	196	(2,365)	—
Payment of financing costs	(2,306)	(8,197)	—
Purchases of common stock	—	(827)	(17,588)
Dividends paid to shareholders	(26,447)	(25,275)	(23,194)
Dividends paid to minority interest	(3,400)	(4,867)	(3,034)
Proceeds from exercise of stock options	6,346	11,907	1,665
Net cash (used in) provided from financing activities	(69,229)	686,332	(6,280)
Net effect of foreign exchange on cash and cash equivalents	(9,426)	1,958	9,963
Increase (decrease) in cash and cash equivalents	12,180	11,217	(12,611)
Cash and cash equivalents at end of year	$ 58,570	$ 46,390	$ 35,173

See accompanying notes to the consolidated financial statements.

NOTE 1—Summary of Significant Accounting Policies:

   Basis of Consolidation

     The consolidated financial statements include the accounts and operations of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the company” mean Albemarle Corporation and our consolidated subsidiaries. We apply the equity method of accounting for investments in which we have an ownership interest from 20% to 50% owned or where we exercise significant influence over the related investee’s operations. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholders’ interests in consolidated subsidiaries are included in “other noncurrent liabilities” in the consolidated balance sheets and “minority interests in income of consolidated subsidiaries” in the consolidated statements of income.

   Changes in Reporting

     Effective January 1, 2005, we revised the way we evaluate the performance of our segment results to include the operating results of our joint ventures, termed “equity in net income (losses) of unconsolidated investments,” in our segment income (losses). Segment results for the years ended December 31, 2004 and 2003 have been reclassified to reflect the manner in which our chief operating decision maker reviews our three segments. The change in segment income results versus segment operating profit resulted from the material effect of the catalysts business joint ventures acquired from Akzo Nobel N.V., or Akzo Nobel, as part of our July 31, 2004 acquisition of Akzo Nobel’s refinery catalysts business, or refinery catalysts business, on our consolidated operating results. This change in presentation had no impact on our reported net income for the years presented.

     Effective August 1, 2005, we began consolidating our 50% ownership interest in Jordan Bromine Company Limited, or JBC, a Jordanian-American joint venture company that manufactures and markets bromine and bromine derivatives products from raw materials extracted from the Dead Sea. We previously accounted for this investment on the equity basis. However, as a result of August 2005 amendments to the related joint venture agreement, our management concluded that consolidation accounting for this investment was appropriate under generally accepted accounting principles in the United States, or GAAP. This change in accounting has no impact on our net income for the year ended December 31, 2005.

     Additionally, we revised the presentation of our minority ownership interest in our controlled subsidiary, Stannica LLC, in the accompanying consolidated statements of income from “other income (expenses), net” to a separate disclosure line “minority interests in income of consolidated subsidiaries.” Reclassifications were made in the accompanying consolidated statements of income herein for the years ended December 31, 2004 and 2003 totaling ($5,101) and ($2,564), respectively, to reflect the changes. We also reclassified “equity in net income (losses) of unconsolidated investments” for the years ended December 31, 2004 and 2003 to comply with our current presentation. Both reclassifications impacted the disclosures for income before income taxes, minority interests, equity in net income (losses) of unconsolidated investments and cumulative effect of a change in accounting principle, net and the effective income tax rate for the years ended December 31, 2004 and 2003 in the income tax footnote. See Note 14. These reclassifications had no impact on our reported net income for the years presented.

   Revenue Recognition

     We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Net sales are recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of our sales are sold FOB or free on board, shipping point or on an equivalent basis, other transactions are based upon specific contractual arrangements. Our standard terms of delivery are typically included in our contracts of sale, order confirmation documents and invoices. Revenue from services is recognized when performance of the services has been completed. We have a limited amount of consignment sales that are billed to our customers based upon monthly notification of use by the customer.

   Performance and Life Cycle Guarantees

     We provide customers certain performance guarantees and life cycle guarantees. These guarantees entitle the customer to claim compensation if the product does not conform to performance standards originally agreed upon. Performance guarantees relate to minimum technical specifications that products produced with the delivered product must meet, such as yield and product quality. Life cycle guarantees relate to minimum periods for which performance of the delivered product is guaranteed. When either performance guarantees or life cycle guarantees are contractually agreed upon, an assessment of the appropriate revenue recognition treatment is evaluated. When testing or modeling of historical results predict that the performance or life cycle criteria will be satisfied, revenue is recognized in accordance with shipping terms at the time of delivery. When testing or modeling of historical results predict that the performance or life cycle criteria may not be satisfied, we bill the customer upon shipment and defer the related revenue and cost associated with these products. These deferrals are released to earnings when the contractual period expires.

   Claims Receivable

     We record receivables for non-trade claims on a case-by-case basis whenever our management deems that the claim for recovery is probable. Recording of such receivables is preceded by the gathering and evaluation of factually supportable evidence and conditions surrounding the claim, and is generally based on application of specific contractual terms with third parties from which the claim arises. In accordance with generally accepted accounting principles, we evaluate these receivables for collectibility on a regular basis, and record provisions for uncollectible amounts when subsequent conditions indicate that collection of all or part of the receivable is not probable.

   Estimates, Assumptions and Reclassifications

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

     Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation mainly as explained in the Changes in Reporting section above.

   Shipping and Handling Costs

     Amounts billed to customers in a sales transaction related to shipping and handling have been classified as net sales and the cost incurred by us for shipping and handling has been classified as cost of goods sold in the accompanying consolidated statements of income.

   Cash and Cash Equivalents

     Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risks and with original maturities of three months or less.

   Inventories

     Inventories are primarily stated at lower of cost or market with cost determined on either the first-in, first-out cost basis or the weighted-average basis for our foreign plants, our total refinery catalysts businesses and our stores, supplies and other inventory. The remainder of our inventories, consisting primarily of our domestic produced finished goods and raw materials are determined on the last-in, first-out, or LIFO, basis.

   Property, Plant and Equipment

     Accounts include costs of assets constructed, purchased or leased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal Engineering Group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project, and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.

     We evaluate historical and expected undiscounted operating cash flows of our business segments to determine the future recoverability of any property, plant and equipment recorded. Recorded property, plant and equipment is re-evaluated on the same basis at the end of each accounting period whenever any significant permanent changes in business or circumstances have occurred which might impair recovery.

     The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field on a straight-line basis. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

     On August 1, 2005, when we began consolidating our 50% ownership interest in JBC, JBC included a capitalized lease obligation related to certain plant equipment with lease terms through June 1, 2012. The remaining lease term coincides with the remaining useful lives of the assets leased.

   Investments

     Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheet as “Investments” and our share of the investees’ earnings or losses together with other-than temporary impairments in value as “Equity in net income (losses) of unconsolidated investments” in the consolidated statement of income. The excess of the cost of investments in unconsolidated investments over the values assigned to assets and liabilities is shown as goodwill and is subject to the impairment provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets.’’

     Investments also consist of certain mutual fund investments, which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income. We have another investment in marketable equity securities that is accounted for as an available-for-sale security, where changes in fair value are included in “accumulated other comprehensive income (loss)” in shareholders’ equity. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

   Research and Development Expenses

     Our research and development expenses related to present and future products are expensed currently as incurred. Our Dayton, Ohio facility, the pilot plants at the Tyrone, Pennsylvania facility and the Process Development Center in Baton Rouge, Louisiana and Thann, France form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

   Goodwill and Other Intangible Assets

     We account for goodwill and other intangibles acquired in a business combination in conformity with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized.

     We test goodwill for impairment using a two-step method by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving cash flows consistent with the objective of measuring fair value based on reasonable and supportive assumptions. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

     Definite-lived intangible assets, such as purchased technology, patents, customer lists and trademarks are amortized over their estimated useful lives, generally for periods ranging from three to thirty-five years. We continually evaluate the reasonableness of the useful lives of these assets. See Note 8, “Goodwill and Other Intangibles.”

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

  Expected Return on Plan Assets — We project the future return on our plan assets based on prior performance and future expectations for the types of investments held by the plans as well as the expected long-term allocation of plan assets for these investments. These projected returns reduce the net benefit costs recorded currently.

  Rate of Compensation Increase — For salary-related plans we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

  Rate of Increase in the Per Capita of Covered Health Care Benefits — We project the expected increases in the cost of covered health care benefits.

     During 2005, we made changes to the assumptions related to the discount rate, the rate of compensation increase (for salary related plans) and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

     In selecting the discount rate, consideration is given to fixed-income security yields, including high quality bonds (Moody’s Investors Services, or Moody’s Aa and the International Index Company, or iBoxx, AA corporate bond rates), along with a yield curve applied to the payments we expect to make out of our retirement plans. The yield curve was produced for a universe containing U.S.-issued Aa-graded corporate bonds, all of which were non-callable, non-putable, and non-sinkable. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2005, the weighted-average discount rate was reduced for the plans from 5.49% to 5.44% as a result of decreased yields for long-term high quality bonds.

     In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2005, the weighted-average expected rate of return on pension plan assets was reduced from 8.36% to 8.31% and there was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

     In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2005 and 2004, the assumed weighted-average rate of compensation increase was 2.82% and 2.53%, respectively, for the plans.

     In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2005, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased. The assumed health care cost trend rate for 2005 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 5%, while the trend rate for post-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 5%. The assumed health care cost trend rate for 2004 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%. For 2006, the trend rate for pre-65 coverage is 9% per year, dropping by 1% per year to an ultimate rate of 5%; the trend rate for post-65 coverage is 10% per year, dropping by 1% per year to an ultimate rate of 5%. The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year.

   Employee Savings Plan

     Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement, which included such participation.

     The plan is funded with contributions by participants and us. Our contribution to the 401(k) amounted to $6,944, $5,830 and $5,382 in 2005, 2004 and 2003, respectively.

   Deferred Compensation Plan

     We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was set up to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with Emerging Issues Task Force No. 97-14. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents.

   Income Taxes

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which result primarily from intercompany transfer pricing, tax benefits from the foreign sales corporation and extraterritorial income tax rules. We are subject to periodic audit of our income tax returns by tax authorities. In the United States, the Internal Revenue Service, or the IRS has completed a review of our income tax returns through the year 1999. For the years after 1999, our income tax returns are either under review or could be subject to review.

     Except as otherwise noted, it is our policy to record deferred income tax liabilities on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested in those operations. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been recorded as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable.

     As further discussed in Note 14, we have asserted that we are permanently reinvested with respect to earnings derived from our investment in JBC for all periods beginning after September 30, 2005.

   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) is comprised principally of foreign currency translation adjustments, changes in realized loss on treasury lock agreements, changes in minimum pension liability, changes in marketable equity securities and changes in hedging derivatives.

   Foreign Currency Translation

     The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of shareholders’ equity. Transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in net (losses) gains of ($2,072), ($1,960) and $1,424 in 2005, 2004 and 2003, respectively.

   Derivative Financial Instruments

     We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use from time-to-time of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. We do not utilize financial instruments for trading or other speculative purposes.

     We enter into forward currency exchange contracts, which expire within one year, in the regular course of business to assist in managing our exposure against foreign currency fluctuations on sales and intercompany transactions.

     While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on forward currency contracts are recognized currently in income.

     At December 31, 2005 and 2003, we had outstanding forward currency contracts hedging Japanese yen receivables with notional values totaling $5,101 and $4,673, respectively. At December 31, 2004, there were no such contracts. For the years ended December 31, 2005, 2004 and 2003, we recognized (losses) gains of ($294), $211 and $40, respectively, in income before income taxes, minority interests, equity in net income (losses) of unconsolidated investments and cumulative effect of a change in accounting principle, net on our exchange contracts.

     In conjunction with the acquisition of the refinery catalysts business, we entered into foreign currency forward hedging contracts to partially hedge the purchase price, which was denominated in Euros. As a result, we incurred a net charge of $12,848 during the year ended December 31, 2004.

     In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275,000, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of $325,000 aggregate amount of senior notes due 2015. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25% . The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25% . The cumulative loss effect of the T-lock agreements was $2,169 and is being amortized over the life of the notes as an adjustment to the notes interest expense. At December 31, 2005 and 2004, there were unrealized losses of approximately $1,969 ($1,254 after income taxes) and $705 ($449 after income taxes), respectively, in accumulated other comprehensive income (loss).

     We can at any time be exposed to market risk from changes in natural gas prices related to our production requirements for up-to 50% of our 12 month rolling forecast of our North American consumption. These contracts are designated as cash flow hedges and mature over the following twelve months. To the extent that these contracts are effective in hedging our exposure to price changes, changes in the fair value of the hedge contracts are deferred in accumulated other comprehensive income (loss) and reclassified to cost of sales when the natural gas is purchased. At December 31, 2005 we did not have any open contracts. At December 31, 2004 there were unrealized losses of approximately $451 ($287 after income taxes) in accumulated other comprehensive income (loss). The amount of ineffectiveness, which was not material, was included in “other income (expenses), net” in the accompanying consolidated statement of income for the years ended December 31, 2005, 2004 and 2003.

   Stock Based Compensation

     We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (See Note 11, “Capital Stock and Incentive Plans”) through December 31, 2005. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

     If compensation cost had been determined based on the fair value at the grant date for awards made under the plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” our stock based compensation expense, net income and earnings per share would have been the pro forma amounts indicated below:

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in the twelve-months ended December 31, 2005, 2004 and 2003.

Recently Issued Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on our reported results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and its related implementation guidance. SFAS No. 123R will be effective as of the first annual reporting period that begins after June 15, 2005, which to us will be March 31, 2006. SFAS No. 123R will result in the recognition of additional compensation expense relating to our incentive plans. This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We currently use the intrinsic value method from APB No. 25 to measure compensation expense for stock-based awards to our employees. Under this standard, we generally do not recognize any compensation related to stock option grants we issue under our incentive plans. Under the new rules, we are required to adopt a fair-value-based method for measuring the compensation expense related to incentive stock awards. The adoption of SFAS No. 123R is not expected to have a significant impact on our reported results of operations.

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” or FIN 47. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. We adopted FIN 47 in 2005 without any impact on our consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for fiscal years beginning after December 15, 2005.

NOTE 2—Supplemental Cash Flow Information:

     Supplemental information for the consolidated statements of cash flows is as follows:

NOTE 3—Earnings Per Share:

     Basic and diluted earnings per share are calculated as follows:

     At December 31, 2003, there were 67,000 common stock equivalents not included in the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive.

     On January 20, 2005, we completed the concurrent public offerings of 4,488,420 shares of our common stock (of which an aggregate of 488,420 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325,000 of 5.10% senior notes due 2015. We did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 573,000 over-allotment shares requested and sold by our underwriters, which was completed on January 28, 2005, totaled 4,573,000 shares. The shares of common stock were offered and sold at a public offering price of $34.00 per share and the senior notes were offered and sold at a public offering price of 99.897% of par. We used the net proceeds from both offerings to repay the $450,000 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business.

NOTE 4—Inventories:

     Approximately 26% of our inventories are valued using the last-in, first-out (LIFO) method as of December 31, 2005 and 2004. Domestic inventories stated on the LIFO basis amounted to $105,800 and $88,805 at December 31, 2005 and 2004, respectively, which are below replacement cost by approximately $40,569 and $27,742, respectively.

NOTE 5—Deferred Income Taxes and Prepaid Expenses:

     Deferred income taxes and prepaid expenses consist of the following:

NOTE 6—Property, Plant and Equipment:

     Property, plant and equipment, at cost, consists of the following:

     The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated, generally by the straight-line method, over the following useful lives: land improvements—5 to 30 years; buildings—10 to 45 years; and machinery and equipment—3 to 60 years.

     Interest capitalized on significant capital projects in 2005, 2004 and 2003 was $1,167, $400 and $155, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2005, 2004 and 2003 was $1,069, $1,091 and $1,287, respectively.

     As of December 31, 2005, accumulated amortization for assets under capital lease was $3,335.

NOTE 7—Investments:

     Investments include joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2005 and 2004.

     At December 31, 2005, the difference between the amount at which our investments in joint ventures are carried and the amount of underlying equity in net assets was approximately $13,200.

     Our ownership position in significant joint ventures for the following bromine and derivatives specialty chemical and refinery catalysts businesses is shown below:

     Our investment in the significant joint ventures above amounted to $79,471 and $159,345 for the years ended December 31, 2005 and 2004, respectively and our share of the “equity in net income (losses) of unconsolidated investments” in the consolidated statements of income totaled $26,179, $4,912 and $596 for the years ended December 31, 2005, 2004, and 2003, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant joint ventures presented herein:

     Dividends received from our joint ventures were $16,162, $3,782 and $3,487 in 2005, 2004 and 2003, respectively.

     Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with Emerging Issues Task Force No. 97-14. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statement of income. As of December 31, 2005 and 2004, these marketable securities amounted to $5,512 and $4,991, respectively.

NOTE 8—Goodwill and Other Intangibles:

     Goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

     Other Intangible Assets at December 31, 2005 and 2004:

     The following table provides a summary of intangible asset changes to the gross carrying amounts above, made during the year 2005, to the allocation the purchase price related to the acquisition of the refinery catalysts business acquisition:

     The following table provides a summary of intangible assets acquired during the year 2004:

     Other intangibles are amortized on a straight-line basis over periods from three to thirty-five years. Amortization of intangibles other than goodwill amounted to $13,925, $8,866 and $4,149 for 2005, 2004 and 2003, respectively. Total estimated amortization of other intangibles expense for the next five fiscal years is as follows:

NOTE 9—Accrued Expenses:

     Accrued expenses consist of the following:

NOTE 10—Long-Term Debt:

     Long-term debt consists of the following:

     Maturities of long-term debt are as follows: 2006—$57,564; 2007—$51,882; 2008—$209,606; 2009—$135,601; 2010—$7,591 and 2011 through 2021—$371,209.

     On July 29, 2004, in connection with the acquisition of the refinery catalysts business, we entered into (1) a senior credit agreement, with a group of lenders, consisting of a $300,000 revolving credit facility ($20,000 outstanding at December 31, 2004) and a $450,000 five-year term loan facility ($382,500 and $427,500 outstanding at December 31, 2005 and 2004, respectively) and (2) a $450,000 364-day loan agreement ($450,000 outstanding at December 31, 2004). There were no borrowings outstanding under the revolving credit facility or 364-day loan agreement at December 31, 2005. We used the initial borrowings under the senior credit agreement and the 364-day loan agreement to consummate the acquisition, refinance our then-existing credit agreement and pay related fees and expenses incurred in connection therewith. The $450,000 five-year loan facility is payable in quarterly installments of $11,250 through June 30, 2008, with three final quarterly payments of $90,000 beginning September 30, 2008 through March 31, 2009.

     The average interest rate on borrowings under our previous credit agreement for the year ended December 31, 2004 was 1.83% . We amended our current revolving credit facility on July 8, 2005, to (1) reduce the applicable borrowing rates and fees payable under the revolving credit facility and five-year term loan facility, based on the ratings of our senior unsecured long-term debt as rated by outside credit rating agencies, (2) eliminate certain conditions for borrowings under the revolving credit facility, and (3) provide an option to increase the amount available for borrowings under the revolving credit facility by up to $50,000.

     Borrowings under the revolving credit facility and the 364-day loan agreement bore variable interest rates at December 31, 2004 of 3.10% and 3.35%, respectively. There were no borrowings outstanding under the revolving credit facility or the 364-day loan agreement at December 31, 2005. Borrowings under the five-year term loan facility bore variable interest rates of 4.75% and 3.47% at December 31, 2005 and 2004, respectively. Borrowings under the revolving credit facility, the five-year term loan facility, and the 364-day loan agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable rate (0.75% as of December 31, 2005 and 1.0% as of December 31, 2004). The revolving credit facility, the five-year term loan facility and the 364-day loan agreement had average interest rates during 2005 of 3.87%, 4.10% and 3.38%, respectively, and during 2004 of 2.56%, 2.87% and 2.89%, respectively. These credit facilities contain certain restrictive financial covenants, including fixed charge coverage, debt to capitalization and other covenants as set forth in the agreements.

     On January 20, 2005, we concluded the sale of $325,000 aggregate principal amount of senior notes through a public offering at a price of 99.897% of par. We used the net proceeds from the sale of the senior notes along with the proceeds from our concurrent sale of common stock through a public offering to retire the $450,000 364-day bridge loan. The senior notes bear an interest rate of 5.10%, which is payable semi-annually on February 1 and August 1 of each year, which began August 1, 2005. The notes mature on February 1, 2015. As a result of the issuance of the senior notes, the amount outstanding under the 364-day loan at December 31, 2004, $450,000, was classified as long-term debt. In addition, $325,000 of this amount was reflected in the debt maturities as due in 2015, consistent with the senior notes maturity date, and the difference of $125,000 was reflected in the debt maturities as due in 2005 as the proceeds from the stock issuance in January 2005 were used to pay down this amount.

     We have an additional agreement with a domestic financial institution that provides immediate, uncommitted credit lines, on a short-term basis at the individual financial institution’s money market rate, up to a maximum of $30,000. At December 31, 2005 and

2004, there were no borrowings outstanding under this agreement. The average interest rates on borrowings for the years ended December 31, 2005 and 2004 were 3.84% and 1.81%, respectively.

     We have an agreement with a foreign bank that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $50,000 U.S. dollar equivalent at the individual financial institution’s money market rate. At December 31, 2005 and 2004, $20,016 and $26,124, respectively, were outstanding under this agreement. The average interest rates on transactions under this agreement for the years ended December 31, 2005 and 2004 were 3.03% and 2.13%, respectively. Year-end interest rates for the same periods were 2.97% and 2.85%, respectively.

     One of our foreign subsidiaries has an existing agreement with a foreign bank, which provides an immediate uncommitted credit line, on a short-term basis, up to a maximum of approximately 2.5 billion Japanese yen ($21,200 at December 31, 2005 based on applicable exchange rates) at the individual bank’s money market rate. At December 31, 2005 and 2004, borrowings under this agreement were 1.3 billion Japanese yen ($10,770 based on applicable exchange rates) and 0.7 billion Japanese yen ($6,506 based on applicable exchange rates), respectively. The average interest rates on borrowings under this agreement for the years ended December 31, 2005 and 2004, were 1.25% and 1.75%, respectively. Year-end interest rates for the same periods were 0.85% and 1.75%, respectively.

     In 2004, the same subsidiary also entered into a new agreement with a foreign bank providing for an uncommitted credit line, on a short-term basis, up to a maximum of approximately 1.0 billion Japanese yen ($8,480 at December 31, 2005 based on applicable exchange rates) at the individual bank’s money market rate. At December 31, 2005 and December 31, 2004, borrowings under this agreement were 0.7 billion Japanese yen ($5,936 based on applicable exchange rates) and 0.2 billion Japanese yen ($1,456 based on applicable exchange rates), respectively. The average rates on borrowings under the agreement for December 31, 2005 and 2004 were 1.22% and 1.35%, respectively. Year-end interest rates for the same periods were 0.85% and 1.35%, respectively.

     Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $18,520 at the individual institutions’ money market rate. We have guaranteed these agreements. At December 31, 2005 there were borrowings under these agreements of $1,538. The interest rate on borrowings outstanding at December 31, 2005 was 5.11% . There were no borrowings outstanding at December 31, 2004.

     Additional foreign borrowings at December 31, 2005 and 2004 consisted of 844 Euro and 831 Euro ($999 and $1,133), respectively. These borrowings were interest free during both periods.

     We have the ability to refinance our borrowings under credit lines with borrowings from the revolving credit facility or credit agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2005 and 2004.

     We have a Loan Agreement with Columbia County, Arkansas, which issued $11,000 in Tax-Exempt Solid Waste Disposal Revenue Bonds (“Tax-Exempt Bonds”) for the purpose of financing various solid waste disposal facilities at our Magnolia, Arkansas South Plant. The Tax-Exempt Bonds bear interest at a variable rate that approximates 65% of the federal funds rate. The average interest rates were 2.53% and 1.34% in 2005 and 2004, respectively, with year-end interest rates of 3.62% and 2.07%, respectively. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit.

     On August 1, 2005, our reported debt balances increased when we began consolidating our 50% ownership interest in JBC (See Note 7). The JBC foreign currency denominated debt, which amounted to $75,133 at December 31, 2005, consists of (1) foreign plant-related construction borrowings amounting to $45,425, which bear interest at rates ranging from 4.28% to 7.12% at December 31, 2005 with principal and interest payable in 19 semiannual installments and (2) a capitalized lease obligation related to certain plant equipment amounting to $17,821 with semiannual payments of 1,399 Jordanian dinars, including interest calculated at 5.50%, through July 1, 2012. We guarantee 50% of certain outstanding debt of JBC. Additionally, the JBC debt also included unsecured short-term debt totaling $5,887 and a $6,000 unsecured non-interest bearing loan from its other shareholder.

NOTE 11—Capital Stock and Incentive Plans:

   Preferred Stock

     We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2005, no shares of preferred stock have been issued.

   Stock Purchases

     There were no purchases of our common shares during 2005. During 2004, we purchased 27,569 of our common shares for $827 at an average price of $29.99 per share. During 2003, we purchased 693,794 of our common shares for $17,588, at an average price of $25.35 per share. At December 31, 2005, we have authorization from the Board of Directors to purchase an additional 3,875,401 shares of our common stock.

   Incentive Plans

     At December 31, 2005, we have three existing incentive plans (1994, 1998 and 2003 plans). The plans generally provide for incentive awards payable either in cash or our common stock, qualified and non-qualified stock options, or stock options, stock appreciation rights, or SARs, and restricted stock awards and performance awards, or stock awards.

     Under the 1994 plan, a maximum of 3,200,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (491,000 outstanding at December 31, 2005), SARs or the grant of stock awards. No further grants or awards can be made under the 1994 plan.

     Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance as incentive awards, stock options (1,849,150 outstanding at December 31, 2005), SARs or stock awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 2,600,000. No further grants or awards can be made under the 1998 plan.

     Under the 2003 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance as incentive awards, stock options (371,000 outstanding at December 31, 2005), SARs or stock awards. At December 31, 2005 and 2004, 2,239,000 and 2,321,000 shares, respectively, were available for issuance under the 2003 plan.

     Total compensation expense associated with our incentive plans for the years ended December 31, 2005, 2004 and 2003 amounted to $25,996, $18,119 and $2,682, respectively.

     Stock options outstanding under the three plans have been granted at prices that are equal to the market value of the stock on the date of grant and expire seven to ten years after issuance. The stock options granted become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings, (b) the increase in fair market value of our common stock, during a specified period, from the fair market value on the date of grant, or (c) at the end of a fixed period as defined in the individual agreements.

     Below is a summary of the activity in the 1994, 1998 and 2003 plans:

     In January 2002, the Executive Compensation Committee of our Board of Directors approved the conversion of certain performance based restricted stock awards to performance based unit awards, reducing the potential number of shares to be issued upon meeting the original performance criteria. If the original performance criteria is met, 50% of the value of the incentive award is payable in cash and 50% of the value of the incentive award is payable in shares of our common stock, based on the closing market price of Albemarle common stock on the date of vesting. The cash and stock awards vest over a three-year period.

     During 2004, 337,000 performance based unit awards were granted. The awards vest over a two- or three-year period and are payable in common stock. During 2005, 4,000 of these awards of our common stock were cancelled.

     The following table summarizes the performance based unit awards and contingent restricted stock awards outstanding as of the dates indicated below:

     In 2002, 16,000 other restricted incentive awards were granted and vest over a fixed period as defined in the agreements. Of the 16,000 awards granted in 2002, 5,333, 5,334 and 5,333 of these awards were vested and issued during 2005, 2004 and 2003, respectively. In addition, 62,000 shares of non-performance based restricted stock were granted in previous years, which vest over a fixed period. Of these 62,000 shares, 20,000 shares were vested and issued in 2003, 2002 and 2001, and 2,000 shares were cancelled in 2002. In December 2003, performance based unit awards granted in 1998 and 2000 were modified by the Executive Compensation Committee to waive further vesting after the earned awards were determined for the performance period. Total awards of 36,403 shares and equivalent values in cash were awarded to eligible participants in early 2004 and 94,850 performance unit awards contingent on performance criteria were cancelled.

     During 2005, 7,000 and 20,000 shares of non-performance based restricted stock were granted and cliff vest over three and five years, respectively. During 2004, 25,000 shares of non-performance based restricted stock were granted and cliff vest after three years. In addition, total awards of 165 shares and equivalent values in cash were awarded to retirees in 2004 and 8,000 and 10,670 performance unit awards were cancelled during 2005 and 2004, respectively.

     The following table summarizes information about fixed-price stock options at December 31, 2005:

NOTE 12—Commitments and Contingencies:

     In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

   Service Agreements

     We are parties to various agreements with NewMarket Corporation, or NewMarket, (formerly Ethyl Corporation), dated as of February 28, 1994, pursuant to which we agreed with NewMarket to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, Baton Rouge, Louisiana and Feluy, Belgium. In addition, we are parties to agreements providing for the blending of NewMarket’s additive products and the production of antioxidants and manganese-based antiknock compounds at the Orangeburg, South Carolina plant. On January 21, 2003, we purchased NewMarket’s antioxidants working capital, patents and other intellectual property. Our billings to NewMarket in 2005, 2004 and 2003 in connection with their agreements amounted to $11,259, $9,330 and $9,166, respectively. NewMarket’s billings to us in 2005, 2004 and 2003, in connection with these agreements, amounted to $2,127, $1,842 and $1,819, respectively. At December 31, 2005, we had receivables from NewMarket of $2,237 and payables to NewMarket of $71.

     We are parties to agreements with MEMC Pasadena, Inc., or MEMC Pasadena, dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which we provide certain utilities and services to the MEMC Pasadena site that is located at our Pasadena plant and on which MEMC Pasadena’s electronic materials facility is located. MEMC Pasadena agreed to reimburse us for all the costs and expenses plus a percentage fee incurred as a result of these agreements. Our billings to MEMC Pasadena, in connection with these agreements amounted to $13,318 on 2005, $10,562 in 2004, and $10,018 in 2003. MEMC Pasadena’s billings to us in 2005, 2004 and 2003, in connection with these agreements, amounted to $1,923, $1,624 and $2,463, respectively. At December 31, 2005, we had receivables from MEMC Pasadena of $2,705 and payables to MEMC Pasadena of $206.

     In 2005, we were parties to operating and service agreements with BP, p.l.c. or its affiliates, or BP, dated as of March 1, 1996, pursuant to which we provided operating and support services, certain utilities and products to BP, and BP provided operating and support services, certain utilities and products for our use. Our billings to BP in 2005, 2004, and 2003, in connection with these agreements, amounted to $50,476, $43,495, and $39,598, respectively. BP’s billings to us in 2005, 2004 and 2003, in connection with these agreements, amounted to $17,627, $16,231 and $14,563, respectively. At December 31, 2005, we had receivables from BP of $3,536 and payables to BP of $1,611. BP ceased supplying Albemarle with services and utilities under those agreements in December 2005 and ceased supplying Albemarle raw materials on February 28, 2006, at which time the agreements were terminated.

     We are parties to agreements with Rhodia or its affiliates to numerous operating and service agreements, dated July 23, 2003, pursuant to which we provide operating and support services, certain utilities and products to Rhodia, and Rhodia provides operating and support services, certain utilities and products to us. Our billings to Rhodia in 2005 and 2004 in connection with these agreements amounted to $15,964 and $13,594, respectively. Rhodia’s billings to us in 2005 and 2004, in connection with these agreements, amounted to $11,052 and $11,478, respectively. At December 31, 2005, we had receivables from Rhodia of $2,996 and payables to Rhodia of $1,333.

   Environmental

     Environmental liabilities at December 31, 2005, 2004 and 2003:

     Recorded liabilities decreased $4,843 from December 31, 2004 primarily due to foreign exchange and reduction of reserves for certain environmental sites. The increase of $4,617 from December 31, 2003 is primarily due to additional indemnified liabilities associated with acquired sites and the inclusion of a reserve amounting to $700 related to pump and treat costs at our Thann, France facility that are currently in arbitration. In 2003, we adopted SFAS No. 143,”Accounting for Asset Retirement Obligations”; a

reclassification of certain environmental obligations previously accounted for under FASB Statement of Position 96-1 were recorded to other noncurrent liabilities. See Note 21, “Cumulative Effect of a Change in Accounting Principle, Net.”

     The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $12,000 before income taxes.

     We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon results of operations, financial condition or cash flows on a consolidated annual basis although any such sum could have a material adverse impact in a particular quarterly reporting period.

Rental Expense

     Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter:

     Rental expense was approximately $24,802 for 2005, $19,336 for 2004 and $16,250 for 2003. Rental expense is shown net of rental income of $74 and $365 for 2005 and 2003, respectively. There was no rental income in 2004.

   Litigation

     On April 2, 2004, Albemarle Overseas Development Company, or AODC, one of our wholly owned subsidiaries, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis, or Aventis, through the International Chamber of Commerce, International Court of Arbitration, Paris, France. The dispute arises out of a 1992 Stock Purchase Agreement, or Agreement, between AODC and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, or APPC, was acquired by AODC. The dispute relates to a chemical facility in Thann, France, owned by APPC, where the French government has required a detailed risk study of groundwater contamination, and in 2005 instructed APPC to conduct a number of additional tests and studies and take certain measures with respect to the containment of certain contamination at and the emission of certain materials from the Thann facility. By reason of certain intervening assignments of rights, Albemarle France SAS, another wholly owned subsidiary of Albemarle Corporation, was substituted for ADOC as the party in interest in the arbitration.

     The Request for Arbitration requests indemnification by Aventis for certain costs incurred by APPC, in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Under the terms of the Agreement, we believe that Aventis is obligated to indemnify AODC and APPC, and hold them harmless from certain claims, losses, damages, costs or any other present or prospective liabilities arising out of certain soil and groundwater contamination at the site in Thann.

     Arbitration hearings related to the question of liability took place in June 2005 and we currently expect a response from the arbitration panel in 2006.

     At this time, it is not possible to predict what additional studies or measures, if any, the French government may require since these matters are in the initial stages and environmental matters are subject to many uncertainties. We believe, however, that we are entitled to be fully indemnified by Aventis for all liabilities arising from these matters, but no assurance can be given that we will prevail in the arbitration. If we do not prevail in the arbitration and the government requires additional remediation, the costs of remediation could be significant.

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

   Other

     The following table summarizes our unused letters of credit and guarantee agreements:

     We also have contracts with certain of our customers, which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under customer supply contracts, are executed through certain financial institutions. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

     In connection with the our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $5,279.

NOTE 13—Pension Plans and Other Postretirement Benefits:

     We have certain noncontributory defined benefit pension plans covering certain U.S., Belgian, French, German, Japanese and the Netherlands employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

     Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. In 2005, the defined benefit plan for non-represented employees was further amended to provide that for participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 31, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retiree on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

     On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The new annual contribution to the defined contribution plan is based on 5% of eligible employee compensation and amounted to $1,371 and $509 in 2005 and 2004, respectively. A defined contribution pension plan for employees in the United Kingdom is also in existence. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $536 and $544 in 2005 and 2004, respectively.

     As a result of our refinery catalysts business acquisition, we assumed the obligation under the defined benefit plan that covers employees in the Netherlands and the actual plan assets were transferred beginning in 2005 and to be completed in early 2006. The benefits for this plan will be based primarily on employee compensation and/or years of service.

     Pension coverage for the employees of our other foreign subsidiaries is provided through separate plans. The plans are funded in conformity with the funding requirements of applicable governmental regulations. The pension cost, actuarial present value of benefit obligations and plan assets for all plans are combined in the other pension disclosure information presented.

     Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on payments allowed. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and reserved for retiree life insurance benefits. As a result of the acquisition of the refinery catalysts business, we assumed the obligation for postretirement medical benefits for employees in the

Netherlands who will retire after August 2009. The benefit costs are funded principally on a pay-as-you-go basis. In 2005, the postretirement medical benefit available to U.S. employees was changed to provide that employees who are under age 50 as of December 31, 2005 would no longer be eligible for a company paid retiree medical premium subsidy. Employees who are of age 50 and above as of December 31, 2005 and who retire after January 1, 2006 will have their retiree medical premium subsidy capped.

     The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions:

Total Pension Benefits 2005	Domestic Pension Benefits 2005	Total Pension Benefits 2004	Domestic Pension Benefits 2004
Change in benefit obligations:				
Benefit obligation at January 1	$ 559,503	$ 433,097	$ 423,183	$ 390,382
Service cost	18,578	9,493	12,982	8,981
Interest cost	30,029	24,722	27,102	23,884
Plan amendments	(16,967)	(17,489)	570	—
Assumption changes	16,887	16,892	21,145	21,135
Actuarial (return) loss	(3,983)	7,262	12,047	8,080
Benefits paid	(25,638)	(21,057)	(23,113)	(20,219)
Acquisitions	—	—	70,868	—
Plan curtailments and settlements	4,191	—	854	854
Employee contributions	1,361	—	626	—
Foreign exchange (gain) loss	(16,700)	—	13,239	—
Benefit obligation at December 31	$ 567,261	$ 452,920	$ 559,503	$ 433,097
Change in plan assets:				
Fair value of plan assets at January 1	$ 501,093	$ 422,658	$ 406,115	$ 403,063
Actual return on plan assets	31,839	40,986	40,146	38,711
Employer contributions	7,641	1,119	4,166	1,103
Benefits paid	(24,343)	(21,057)	(21,811)	(20,219)
Foreign exchange (loss) gain	(10,075)	—	9,141	—
Acquisitions	—	—	62,710	—
Employee contributions	1,361	—	626	—
Fair value of plan assets at December 31	$ 507,516	$ 443,706	$ 501,093	$ 422,658
Funded status of plans:				
Under funded status	$ (50,738)	$ (9,214)	$ (58,410)	$ (10,439)
Adjustment to accrued position	—	—	(9)	(9)
Unrecognized net loss	205,731	198,949	192,663	185,515
Unrecognized prior service (benefit) cost	(14,359)	(15,478)	3,220	2,427
Unrecognized net transition asset	(47)	(47)	(57)	(57)
Net prepaid benefit cost at December 31	$ 140,587	$ 174,210	$ 137,407	$ 177,437
Weighted-average assumption percentages as of December 31:				
Discount rate	5.44%	5.75%	5.49%	5.75%
Rate of compensation increase	2.82%	3.00%	2.53%	2.56%

     The accumulated benefit obligation for all defined benefit pension plans was $523,699 and $497,257 at December 31, 2005 and 2004, respectively. The net prepaid (accrued) benefit cost related to pensions is included in “prepaid pension assets” and “pension benefits” in the consolidated balance sheets. The accrued postretirement benefit cost is included in “accrued expenses” and “postretirement benefits” in the consolidated balance sheets.

     The components of pension and postretirement benefits expense (income) are as follows:

     In estimating the expected return on plan assets, consideration is given for past performance and future expectations for the types of investments held by the plan as well as the expected long term allocation of plan assets to these investments. At December 31, 2005, the expected rates of return on pension plan assets for domestic plans and other postretirement benefit plan assets were 8.75% and 7.00%, respectively. There was no change in these rates from December 31, 2004. At December 31, 2005 and 2004, the weighted-average expected rate of return on pension plan assets for foreign plans was 5.94% and 5.95%, respectively.

     The pension and other postretirement benefit plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

     The investment objective of the U.S. pension plan assets is maximum return with a strong emphasis on preservation of capital. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset allocations include 60% in long equity managers and the remaining 40% in asset classes that provide diversification from traditional long equity holdings. Depending on market conditions, the broad asset class targets may range 10%. These asset classes include, but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield equities and distressed debt. Foreign plan assets are invested with insurance companies.

     Equity securities include Albemarle common stock in the amount of $844 and $672 (0.2% and 0.1% of total plan assets) at December 31, 2005 and 2004, respectively, for pension benefits. There were no investments in Albemarle common stock at December 31, 2005 or 2004 for other postretirement benefits.

     We have not determined the expected 2006 pension funding; however, only one of the foreign plans has an estimated contribution of $438 and there are no other required minimum contributions to the plans. Current expectations are to contribute approximately $4,206 to the other postretirement benefit plan in 2006.

     The current forecast of benefit payments, which reflect expected future service, amounts to:

     We have a supplemental executive retirement plan, or the SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $1,578, $1,357 and $1,481 were recorded for the years ended December 31, 2005, 2004 and 2003, respectively. The accumulated benefit obligation for the SERP recognized in the consolidated balance sheet at December 31, 2005 and 2004 was $13,962 and $11,200, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1,231 are expected to be paid to SERP retirees in 2006. In 2005, the SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 15, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

     At December 31, 2005, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased. The assumed health care cost trend rate for 2005 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 5%, while the trend rate for post-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 5%. The assumed health care cost trend rate for 2004 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 6%, the trend rate for post-65 coverage was 11% per year, dropping by 1% per year to an ultimate rate of 6%. For 2006, the trend rate for pre-65 coverage is 9% per year, dropping by 1% per year to an ultimate rate of 5%; the trend rate for post-65 coverage is 10% per year, dropping by 1% per year to an ultimate rate of 5%. The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year.

     The effect of a 1% increase in the U.S. health care cost trend rate would increase the total service and interest components by $43 and would increase the benefit obligation by $553. A 1% decrease in the U.S. heath care cost trend rate would decrease the total service and interest components by $57 and would decrease the benefit obligation by $714.

     A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S.:

Other Postemployment Benefits

     Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $668 and $847 at December 31, 2005 and 2004, respectively.

NOTE 14—Income Taxes:

     Income before income taxes, minority interests, equity in net income (losses) of unconsolidated investments and cumulative effect of a change in accounting principle, net and current and deferred income taxes (benefits) are composed of the following:

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands of Dollars, Except for Share Data and Per-Share Amounts)

return, the Act also provided for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under the guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The impact of this deduction will be reported in the period in which the deduction is claimed on our tax return.

(g) In connection with the evaluation of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, at December 31, 2004, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, we recorded a $1,121 benefit associated with the adjustments of our income tax accounts for the year ended December 31, 2004. Additionally, we determined non-profit and loss-related differences in our taxable income calculations for certain of our past income tax returns relating mainly to depreciation adjustments recorded for purposes of determining taxable income. These differences, which amounted to approximately $9,400 in deferred income tax liabilities as of December 31, 2004, were apportioned between current income tax payable (approximately $3,500) and deferred income tax liabilities.

(h) During 2004, we evaluated our reserves in regards to the statutory closing of prior tax years, and adjusted the reserves accordingly.

(i) On April 25, 2003, we received a favorable tax settlement of $4,509, which included interest of $2,017 from the IRS on our claims for adjustments of export benefits for the tax years 1994 and 1995.

The deferred income tax assets and deferred income tax liabilities recorded on the consolidated balance sheets as of December 31, 2005 and 2004, consist of the following:

	2005	2004
Deferred tax assets:		
Postretirement benefits other than pensions	$ 22,836	$ 25,366
Accrued employee benefits	21,700	16,032
Subsidiaries' net operating loss carryforwards	6,544	2,912
Environmental accruals	4,270	5,507
Asset retirement obligations	3,528	3,320
Inventories	3,274	2,801
Other deferred expenses	2,816	—
Accounts receivable allowance	2,009	328
Undistributed earnings of foreign subsidiaries	—	4,893
Other	5,830	4,143
Deferred tax assets	72,807	65,302
Deferred tax liabilities:		
Depreciation	173,215	214,347
Pensions	63,141	60,639
Foreign currency translation adjustments	9,711	27,626
Investment in equity affiliates	6,161	—
Undistributed earnings of foreign subsidiaries	2,935	—
Other	2,886	1,964
Deferred tax liabilities	258,049	304,576
Net deferred tax liabilities	$ 185,242	$ 239,274
Reconciliation to consolidated balance sheets:		
Current deferred tax assets	$ 8,708	$ 9,477
Deferred tax liabilities	193,950	248,751
Net deferred tax liabilities	$ 185,242	$ 239,274

     We currently have three foreign entities that have generated net operating losses, or NOL, of $6,540 through December 31, 2005. We have not established valuation allowances on these outstanding NOL amounts as each of the respective foreign jurisdictions has indefinite carry forward periods which will be utilized based upon our current tax planning.

NOTE 15—Special Items:

     Special items, included in the consolidated statements of income for the years ended December 31, consist of the following:

     The following table summarizes the workforce reduction charges outlined above.

     Year ended December 31, 2005 included special charges of $547 relating to the layoff of eight employees at our Pasadena, Texas plant and $2,355 relating to the layoff of fifteen employees associated with the closing of our Port de Bouc, France bromine facility.

     In 2004 and 2003, we reduced operating costs through separate involuntary separation programs that resulted in special charges of $3,449 and $7,503, respectively. The 2004 and 2003 programs impacted a total of 53 and 89 salaried employees, respectively.

NOTE 16—Fair Value of Financial Instruments:

     In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

     Cash and Cash Equivalents, Accounts and Other Receivables and Accounts Payable—The carrying value approximates fair value due to their short-term nature.

     Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2005 and 2004, with the exceptions of the senior notes which we sold on January 20, 2005 and the JBC foreign currency denominated debt, approximates fair value since substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 10, “Long-Term Debt.”

     Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. The fair value of the forward contracts represented a net asset position of $19 at December 31, 2005. At December 31, 2004, there were no outstanding forward contracts.

NOTE 17—Acquisitions:

     On July 31, 2004, we completed the acquisition of the refinery catalysts business of Akzo Nobel N.V. for approximately $763,000, including expenses, at applicable exchange rates, funded by a combination of a bridge loan and long-term financing. During 2004 and 2005, we adjusted the purchase price by approximately $23,000 and $8,000, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. During 2005, significant progress was made in the determination of the final purchase price allocation versus the estimated allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation were material to our financial position or results of operations. Following this acquisition, we transferred our existing polyolefin catalysts business from the Polymer Chemicals segment, which was renamed Polymer Additives, to a newly created Catalysts segment, which also included the assets acquired from Akzo Nobel. Our operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals. Additionally, we acquired 50% ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd.) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy). The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated results of operations from the date of acquisition. See Note 18, “Pro Forma Financial Information (Unaudited).”

     The final purchase price allocation is summarized below.

     Effective January 1, 2004, we acquired the business assets (including inventory), customer lists and other intangibles of Taerim International Corporation, or Taerim, and formed Albemarle Korea Corporation located in Seoul. Taerim was formerly Albemarle’s Korean distributor and representative. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated results of operations from the date of acquisition. The acquisition purchase price totaled $3,337, payable in cash and long-term payables due over five years.

     On December 2, 2003, we acquired the bromine fine chemicals business of Atofina Chemicals, Inc., or Atofina, through our wholly owned subsidiary Albemarle Chemicals SAS for $8,473. The transaction included the transfer to Albemarle of Atofina’s production site in Port de Bouc, France, as well as a long-term supply agreement with Atofina for certain fine chemicals. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated results of operations from the date of acquisition. See Note 18, “Pro Forma Financial Information (Unaudited).” A summary of the purchase price allocation, which was finalized during the fourth quarter of 2004, is included in the summary below.

     On July 23, 2003, we acquired Rhodia’s global organophosphorus and ammonium polyphosphate flame retardants businesses, through our wholly owned subsidiary Albemarle Virginia Corporation, for $80,578. As part of this transaction, we acquired a production site in Avonmouth, United Kingdom. We will be supplied with flame retardants and intermediates manufactured at Rhodia’s sites in Charleston, S.C., and Oldbury and Widnes in the United Kingdom. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated results of operations from the date of acquisition. See Note 18, “Pro Forma Financial Information (Unaudited).” A summary of the purchase price allocation, which was finalized in 2004, is included in the summary below.

     On January 21, 2003, we acquired NewMarket’s fuel and lubricant antioxidants working capital, patents and other intellectual property for $26,579. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated results of operations from the date of acquisition. A summary of the final purchase price allocation is included in the summary below.

     A summary of the assets acquired and liabilities assumed for the NewMarket, Rhodia and Atofina acquisitions, which were acquired on January 21, 2003, July 23, 2003 and December 2, 2003, respectively, is presented as follows.

NOTE 18—Pro Forma Financial Information (Unaudited):

     The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2004 as if the acquisition of the refinery catalysts business, which was acquired on July 31, 2004, had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense, various other income (expenses) statement accounts and related income tax effects associated with the acquisition. Additionally, non-recurring items associated with refinery catalysts business acquisition, including acquired inventory step-up charges of $13,400 ($8,536 after income taxes, or 20 cents per diluted share), in-process research & development, or R&D, charges of $3,000, or 7 cents per diluted share, and acquisition-related Euro-denominated hedge contract net losses for the year ended December 31, 2004 totaling $12,848 ($8,184 after income taxes, or 19 cents per diluted share), are reflected in the pro forma data for the period presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

     The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows:

NOTE 19—Operating Segments and Geographic Area Information:

     Effective January 1, 2005, we revised the way we evaluate the performance of our segment results to reflect the manner in which the chief operating decision maker reviews our three segments (See Note 1). Segment income represents income before income taxes, minority interests, equity in net income (losses) of consolidated investments and cumulative effect of a change in accounting principle, net before interest and financing expenses and “other income (expenses), net,” plus equity in net income (losses) of consolidated investments. Segment income results for 2004 and 2003 were reclassified to conform to the new presentation. Effective August 1, 2005, we began consolidating our 50% ownership interest in JBC (See Note 7). JBC was reported as “equity in net income (losses) of unconsolidated investments” for the first seven months of 2005. Segment income for the year ended December 31, 2005 reflects the five-month impact of this change. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

     Summarized financial information concerning our reportable segments is shown in the following table. The “Corporate & Other” column includes corporate-related items not allocated to the reportable segments.

     Polymer Additives’ net sales from external customers include flame retardants (annual net sales of $581,507, $531,935 and $397,056 for 2005, 2004 and 2003, respectively) and stabilizers and curatives (annual net sales of $216,308, $194,340 and $150,405 for 2005, 2004 and 2003, respectively). Catalysts’ net sales from external customers include polyolefin catalysts (annual net sales of $103,250, $98,862 and $82,959 for 2005, 2004 and 2003, respectively) and refinery catalysts (annual net sales of $634,360 and $184,532 for 2005 and 2004, respectively.) Fine Chemicals’ net sales from external customers include performance chemicals (annual net sales of $375,364, $285,554 and $293,293 for 2005, 2004 and 2003, respectively) and fine chemistry services and intermediates business (annual net sales of $196,710, $218,514 and $186,524 for 2005, 2004 and 2003, respectively).

NOTE 20—Quarterly Financial Summary (Unaudited):

NOTE 21—Cumulative Effect of a Change in Accounting Principle, Net:

     On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Upon its initial adoption, SFAS No. 143 required us to recognize the fair value of our liabilities for asset retirement obligations for identified assets for which there are future retirement obligations. These future obligations were comprised primarily of the cost of closing various facilities and of capping brine wells. The financial statement impact at adoption of SFAS No. 143 on our consolidated statements of income was reflected as a cumulative effect of a change in accounting principle amounting to $3,485 ($2,220 after income taxes of $1,265). The following table reflects the changes in the beginning and ending carrying amounts associated with the long-lived assets and asset retirement obligations under SFAS No. 143 for 2004 and 2005:

NOTE 22—Cost of Goods Sold:

     Cost of goods sold for 2004 included a third-quarter 2004 cash settlement in which we settled a dispute with a former insurer totaling $6,945 ($4,424 after income taxes) with $4,208 paid at the settlement date. Cost of goods sold for 2004 also included a third-quarter 2004 charge amounting to $3,396 ($2,163 after income taxes) related to the establishment of a valuation reserve for the potential recoverability of an insurance claim receivable relating to the discontinuance of product support for and the withdrawal from a water treatment venture.

NOTE 23—Acquisition Related Costs:

     During the third quarter of 2004, we acquired the refinery catalysts business. In connection with the acquisition, we incurred certain acquisition-related costs including a costs of goods sold charge totaling $13,400 ($8,536 after income taxes), which related to the step-up increase in acquired inventory to fair value associated with acquisition; a charge to other income (expenses), net for foreign exchange hedging costs totaling $12,848 ($8,184 after income taxes), associated with contracts entered into by us to hedge the Euro-denominated purchase price for the acquisition; purchased in-process R&D charges amounting to $3,000 associated with the write off of deferred research and development costs of the acquired business, and a charge to interest and financing expenses to write-off deferred financing expenses totaling $528 ($336 net of income taxes).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     NONE.

Item 9A.    Controls and Procedures.

     Under the supervision and with the participation of Albemarle’s management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on the Consolidated Financial Statements

     Albemarle Corporation’s management has prepared the consolidated financial statements and related notes appearing on pages 38 through 78 in conformity with accounting principles generally accepted in the United States. In so doing, Albemarle’s management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management’s judgments and estimates. Financial data appearing elsewhere in this Annual Report on Form 10-K is consistent with these consolidated financial statements.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page 37.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

     NONE

PART III

Item 10.     Directors and Executive Officers of the Registrant.

     The information contained in our definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) under the caption “Proposal No. 1 -Election of Directors” concerning directors and persons nominated to become directors of Albemarle and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The names, ages and biographies of all executive officers and other certain officers of Albemarle as of March 1, 2006 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (April 19, 2006).

Name	Age	Position

William M. Gottwald	58	Chairman of the Board of Directors

Floyd D. Gottwald, Jr.	83	Vice Chairman of the Board of Directors and Chairman of the Executive Committee

Mark C. Rohr	54	President and Chief Executive Officer

Richard J. Diemer, Jr.	47	Senior Vice President and Chief Financial Officer

Luther C. Kissam, IV	41	Senior Vice President, General Counsel and Secretary

George A. Newbill	63	Senior Vice President—Manufacturing Operations

John M. Steitz	47	Senior Vice President—Business Operations

John G. Dabkowski	57	Vice President—Polymer Additives

Jack P. Harsh	53	Vice President—Human Resources

Raymond Hurley	53	Vice President—Catalysts

John J. Nicols	42	Vice President—Fine Chemicals

C. Kevin Wilson	44	Treasurer

Ronald C. Zumstein	44	Vice President—Health, Safety and Environment

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

     Richard J. Diemer, Jr. joined our company on August 15, 2005, and was elected Senior Vice President and Chief Financial Officer effective September 1, 2005. Before joining our company, he served as the Senior Portfolio Manager – Equities at Honeywell International, Inc. (provider of aerospace products and services, control technologies for buildings, home and industry, automotive products, turbochargers and specialty materials) since December 2004. Prior to that, he was Vice President – Equity Research from March 2002 to December 2004 and Chief Financial Officer of Honeywell Specialty Materials, L.L.C.(subsidiary of Honeywell International, Inc.) from July 2000 to March 2002.

     Luther C. Kissam, IV was appointed Senior Vice President, General Counsel and Secretary effective December 16, 2005. He served as Vice President, General Counsel and Secretary until his promotion, having joined our company effective September 30, 2003. Before joining our company, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company. (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

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

     Code of Conduct

     We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available on our website at http://www.albemarle.com. Shareholders may also request a free copy of the Code of Conduct from: Albemarle Corporation, Attention: Investor Relations, 330 South Fourth Street, Richmond, Virginia 23219. We will disclose any amendments to, or waivers from, a provision of our Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

     New York Stock Exchange Certifications

     Because our common stock is listed on the New York Stock Exchange, or NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 20, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Item 11.     Executive Compensation.

     This information is contained in the Proxy Statement under the captions “Proposal No.1—Election of Directors—Compensation of Directors,” “Compensation of Executive Officers” and “Agreements with Executive Officers” and are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     This information is contained in the Proxy Statement under the captions “Compensation of Executive Officers—Equity Compensation Plan Information” and “Stock Ownership” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

     This information is contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

     This information is contained in the Proxy Statement under the caption “Audit Committee Report —Fees Billed by PricewaterhouseCoopers” and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 37 to 78:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)		Exhibits
The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:
2.1	—

International Share and Business Sale Agreement, dated as of July 16, 2004, by and between Albemarle Catalysts International, L.L.C., Albemarle Corporation and Akzo Nobel, N.V. [filed as Exhibit 2.1 to the Company’s Current

Report on Form 8-K (No. 1-12658) filed on July 16, 2004, and incorporated herein by reference].
3.1	—

Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2	—	Bylaws of the registrant [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 21, 2005, and incorporated herein by reference].

4.1	—

Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.2	—

First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3	—	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

10.1	—

Credit Agreement, dated as of July 29, 2004, among Albemarle Corporation, Albemarle Catalysts International, L.L.C. and certain other subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.2	—

First Amendment to Credit Agreement, dated as of July 8, 2005, among the Company, Albemarle Catalysts, certain subsidiaries of the Company, as guarantors, the lenders named and identified therein and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 12, 2005, and incorporated herein by reference].

10.3	—

364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.4	—

Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.5	—

Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002, filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.6	—

Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.7	—

Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.8	—

Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.9	—

Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

*10.10 —		Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003.

10.11 —

Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A for 2002 (No. 1-12658), and incorporated herein by reference].

10.12 —

Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.13 —	2006 Named Executive Officer Salary Information [filed as Item 1.01 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

*10.14 —	Summary of Director’ Compensation.

10.15 —	Form of Stock Option Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.16 —	Form of Restricted Stock Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.17 —	Form of Performance Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1- 2658), filed February 23, 2006, and incorporated herein by reference].

10.18 —

Compensation Arrangement with Richard J. Diemer, Jr., dated as of July 26, 2005 [filed as Exhibit 10.8.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on August 2, 2005, and incorporated herein by reference].

10.19 —

Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.20 —

Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.21 —

Stock Purchase Agreement, dated as of January 30, 2006, between the Company and Floyd D. Gottwald, Jr. [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 2, 2006, and incorporated herein by reference].

10.22 —

Stock Purchase Agreement, dated as of January 30, 2006, between the Company and John D. Gottwald [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 2, 2006, and incorporated herein by reference].

*12.1 —	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1 —	Significant Subsidiaries of the Company.

*23.1 —	Consent of PricewaterhouseCoopers LLP.

*31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1 —	Five-Year Summary.
_________________
* Included with this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)
By:	/s/ WILLIAM M. GOTTWALD
(William M. Gottwald) Chairman of the Board

Dated: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2006.

Signature	Title

/s/ WILLIAM M. GOTTWALD	Chairman of the Board and Director
(William M. Gottwald)

/s/ FLOYD D. GOTTWALD, JR.	Vice Chairman of the Board, Chairman of the Executive
(Floyd D. Gottwald, Jr.)	Committee and Director

/s/ MARK C. ROHR	President, Chief Executive Officer and Director (principal
(Mark C. Rohr)	executive officer)

/S/ RICHARD J. DIEMER, JR.	Senior Vice President and Chief Financial Officer
(Richard J. Diemer, Jr.)	(principal financial and accounting officer)

/s/ J. ALFRED BROADDUS, JR.	Director
(J. Alfred Broaddus, Jr.)

/s/ JOHN D. GOTTWALD	Director
(John D. Gottwald)

/s/ R. WILLIAM IDE III	Director
(R. William Ide III)

/s/ RICHARD L. MORRILL	Director
(Richard L. Morrill)

/s/ SEYMOUR S. PRESTON III	Director
(Seymour S. Preston III)

/s/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/s/ CHARLES E. STEWART	Director
(Charles E. Stewart)

/s/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)