Form 10-Q
period 2006-03-31
ALBEMARLE CORP
filed 2006-05-09
CIK 915913

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2006: 47,322,703

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$607,354	$509,965
Cost of goods sold	484,901	402,643

Gross profit	122,453	107,322
Selling, general and administrative expenses	57,853	57,026
Research and development expenses	11,445	10,980

Operating profit	53,155	39,316
Interest and financing expenses	(10,619)	(10,253)
Other income, net	926	488

Income before income taxes, minority interests and equity in net income of unconsolidated investments	43,462	29,551
Income taxes	11,337	11,140

Income before minority interests and equity in net income of unconsolidated investments	32,125	18,411
Minority interests in income of consolidated subsidiaries	(3,225)	(1,484)
Equity in net income of unconsolidated investments	5,476	7,392

Net income	$34,376	$24,319

Basic earnings per-share	$0.73	$0.53

Diluted earnings per-share	$0.71	$0.52

Cash dividends declared per-share of common stock (Note 7)	$0.165	$0.15

Weighted-average common shares outstanding - basic	47,077	45,538
Weighted-average common shares outstanding - diluted	48,285	46,940

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,100	$58,570
Trade accounts receivable, less allowance for doubtful accounts (2006 - $183; 2005 - $663)	376,564	351,989
Other accounts receivable, less allowance for doubtful accounts (2006 - $359; 2005 - $350)	31,404	35,474
Inventories (Note 2)	403,951	411,023
Deferred income taxes and prepaid expenses	20,733	16,607

Total current assets	899,752	873,663

Property, plant and equipment, at cost	2,228,062	2,194,878
Less accumulated depreciation and amortization	1,253,991	1,228,061

Net property, plant and equipment	974,071	966,817
Prepaid pension assets	185,979	187,360
Investments	101,088	92,933
Other assets and deferred charges	23,721	32,000
Goodwill	243,719	238,425
Other intangibles, net of amortization	153,919	156,045

Total assets	$2,582,249	$2,547,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$208,509	$222,142
Current portion of long-term debt	51,824	57,564
Accrued expenses	114,369	118,564
Dividends payable	7,356	7,034
Income taxes payable	15,229	16,613

Total current liabilities	397,287	421,917

Long-term debt	776,352	775,889
Postretirement benefits	62,768	63,350
Pension benefits	52,457	51,998
Other noncurrent liabilities	116,136	109,864
Deferred income taxes	205,385	193,950
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 47,282 in 2006 and 46,750 in 2005	473	467
Additional paid-in capital	193,828	189,887
Accumulated other comprehensive income	23,107	12,047
Retained earnings	754,456	727,874

Total shareholders’ equity	971,864	930,275

Total liabilities and shareholders’ equity	$2,582,249	$2,547,243

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash and cash equivalents at beginning of year	$58,570	$46,390

Cash flows from operating activities:
Net income	34,376	24,319
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	30,626	29,045
Stock based compensation expense	2,491	3,373
Working capital changes, net of the effects of acquisitions	(37,925)	(56,819)
Minority interests in income of consolidated subsidiaries	3,225	1,484
Equity in net income of unconsolidated investments	(5,476)	(7,392)
Dividends received from unconsolidated investments and nonmarketable securities	570	228
Decrease in prepaid pension assets	1,381	614
Deferred income taxes (benefit)	7,420	(1,972)
Other, net	39	4,677

Net cash provided from (used in) operating activities	36,727	(2,443)

Cash flows from investing activities:
Capital expenditures	(21,018)	(18,801)
Acquisitions	—	(10,277)
Investments in other corporate investments	(64)	(391)
Investments in marketable securities	(2,728)	672

Net cash used in investing activities	(23,810)	(28,797)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	324,665
Proceeds from issuance of common stock	—	147,862
Proceeds from borrowings	43,674	68,533
Proceeds from exercise of stock options	10,955	2,295
Repayments of long-term debt	(46,939)	(470,992)
Dividends paid to shareholders	(7,472)	(4,998)
Tax benefit realized from stock-based compensation arrangements	4,354	—
Payment of financing costs	—	(2,306)
Purchases of common stock	(8,980)	—
Dividends paid to minority interest	(1,200)	—
Net receipt on treasury lock agreements	—	196

Net cash (used in) provided from financing activities	(5,608)	65,255

Net effect of foreign exchange on cash and cash equivalents	1,221	(6,625)

Increase in cash and cash equivalents	8,530	27,390

Cash and cash equivalents at end of period	$67,100	$73,780

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$34,376	$24,319
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available for sale	21	5
Unrealized (loss) gain on hedging derivatives	(770)	287
Realized (loss) on treasury lock agreements	—	(933)
Amortization of realized loss on treasury lock agreements	34	23
Minimum pension liability	385	—
Foreign currency translation adjustment	11,390	(9,425)

Other comprehensive income (loss)	11,060	(10,043)

Comprehensive income	$45,436	$14,276

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of March 31, 2006 and December 31, 2005, our condensed consolidated results of operations and comprehensive income for the three-month periods ended March 31, 2006 and 2005, and our condensed consolidated cash flows for the three-month periods ended March 31, 2006 and 2005. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or the SEC, on March 15, 2006. The December 31, 2005 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The following table provides a breakdown of inventories at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(In thousands)
Finished goods	$277,928	$292,158
Raw materials	88,694	80,490
Stores, supplies, and other	37,329	38,375

Total inventories	$403,951	$411,023

3. Cost of goods sold includes foreign exchange transaction (losses) of ($0.2 million), and ($0.4 million) for the three-month periods ended March 31, 2006 and 2005, respectively.

4. Interest and financing expenses for the three-month period ended March 31, 2005 include the write-off of deferred financing expenses totaling $1.4 million ($0.9 million net of income taxes, or two cents per diluted share), associated with the 364-day bridge loan that was retired using the proceeds from our January 2005 public offering of senior notes and common stock.

5. Basic and diluted earnings per-share for the three-month periods ended March 31, 2006 and 2005 are calculated as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per-share amounts)
Basic earnings per-share

Numerator:
Income available to shareholders, as reported	$34,376	$24,319

Denominator:
Average number of shares of common stock outstanding	47,077	45,538

Basic earnings per-share	$0.73	$0.53

Diluted earnings per-share

Numerator:
Income available to shareholders, as reported	$34,376	$24,319

Denominator:
Average number of shares of common stock outstanding	47,077	45,538
Shares issuable upon exercise of stock options	1,208	1,402

Total shares	48,285	46,940

Diluted earnings per-share	$0.71	$0.52

6. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2006 and 2005, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2006	2005
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.6
Effect of minority interests in income of consolidated subsidiaries	(1.0)	(1.8)
Extraterritorial income exclusion	(0.7)	(1.8)
Depletion	(0.5)	(1.6)
Domestic production deduction	(0.3)	(0.6)
Permanent reinvestment of foreign income	(5.5)	—
Impacts of foreign earnings (a)	(2.8)	8.5
Other items, net	1.0	(0.6)

Effective income tax rate	26.1%	37.7%

(a)	The improvement in tax rate impacts of foreign earnings relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations.

7. Cash dividends declared for the three-month period ended March 31, 2006 totaled 16.5 cents per-share, payable on April 1, 2006. Cash dividends declared for the three-month period ended March 31, 2005 totaled 15 cents per-share, paid on April 1, 2005.

8. Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Variable-rate bank loans	$379,122	$389,120
Senior notes	324,704	324,696
Foreign borrowings	94,690	89,951
Capital lease obligation	17,842	17,821
Industrial revenue bonds	11,000	11,000
Miscellaneous	818	865

Total	828,176	833,453
Less amounts due within one year	51,824	57,564

Total long-term debt	$776,352	$775,889

9. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at March 31, 2006 (in thousands):

Beginning balance at December 31, 2005	$28,896
Additions	—
Change in estimate	(100)
Payments	(90)
Foreign exchange	576

Ending balance at March 31, 2006	$29,282

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $12.0 million before income taxes.

We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period.

10. Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to reduce our segment income (loss) for the minority interests in income of consolidated subsidiaries. Segment income (loss) represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and Jordan Bromine Company Limited. Segment results for the three-month period ended March 31, 2005 have been reclassified to conform to the new presentation. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. The Corporate & Other segment includes corporate-related items not allocated to the reportable segments.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Segment net sales:
Polymer Additives	$221,871	$198,102
Catalysts	235,356	172,824
Fine Chemicals	150,127	139,039

Total segment net sales	$607,354	$509,965

Segment income (losses):
Polymer Additives	$31,220	$22,314
Catalysts	25,329	25,059
Fine Chemicals	9,691	11,550
Corporate & Other	(10,834)	(13,699)

Total segment income	55,406	45,224
Interest and financing expenses	(10,619)	(10,253)
Other income, net	926	488
Income taxes	(11,337)	(11,140)

Net income	$34,376	$24,319

Polymer Additives segment income includes equity in net income of unconsolidated investments of $1.1 million and $1.8 million and is reduced by minority interests in income of consolidated subsidiaries of ($2.0 million) and ($1.5 million) for the three-month periods ended March 31, 2006 and 2005, respectively.

Catalysts segment income includes equity in net income of unconsolidated investments of $4.4 million and $4.5 million for the three-month periods ended March 31, 2006 and 2005, respectively.

Fine Chemicals segment income includes equity in net income of unconsolidated investments of $0 and $1.2 million and is reduced by minority interest in income of consolidated subsidiary of ($1.2 million) and ($0) for the three-month periods ended March 31, 2006 and 2005, respectively.

Corporate & Other segment (loss) includes equity in net (losses) of unconsolidated investments of ($0.1 million) for each of the three-month periods ended March 31, 2006 and 2005.

11. Stock Based Compensation Expense.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment,” or SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-Q to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant).

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $4.4 million for the three-month period ended March 31, 2006. Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITC 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The application of SFAS 123R had the following effect on March 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per-share amounts):

SFAS 123R Adjustments
Operating profit	$90
Income before income taxes, minority interests and equity in net income of unconsolidated investments	90
Net income	57

Basic earnings per-share	$—

Diluted earnings per-share	$—

Net cash provided from operating activities	$(4,362)
Net cash (used in) financing activities	4,354

The impact of SFAS 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006, which was more than offset by a reduction in compensation expense for outstanding performance unit awards as the fair value at grant date was lower than the fair value at the end of the reporting period.

The following table illustrates the effects on net income and earnings per-share for the three-month period ended March 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per-share amounts):

Three Months Ended March 31, 2005
Stock based compensation expense, net of taxes
as reported	$2,148
pro forma	$2,351

Net income
as reported	$24,319
pro forma	$24,116

Basic earnings per-share on net income
as reported	$0.53
pro forma	$0.53

Diluted earnings per-share on net income
as reported	$0.52
pro forma	$0.51

No stock options were granted during the three-month period ended March 31, 2006. The fair value of each option grant during the three-month period ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Fair values of options granted	$	N/A	$11.01
Dividend Yield (1)		N/A	1.97%
Volatility (2)		N/A	29.58%
Average expected life (in years) (3)		N/A	6
Risk-free interest rate (4)		N/A	4.67%

(1)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(2)	The stock volatility is based on historical volatilities of our common stock.
(3)	The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns.
(4)	The risk-free interest rate is based on the U.S. Treasury strip rate with stripped coupon interest for the period equal to the contractual term of the share option grant in effect at the time of grant.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three-month period ended March 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of March 31, 2006, no shares of preferred stock have been issued.

Stock Purchases

On January 30, 2006, we entered into Stock Purchase Agreements, with each of Floyd D. Gottwald, Jr. and John D. Gottwald, pursuant to which we agreed to purchase an aggregate of 120,000 shares of our common stock from Floyd D. Gottwald, Jr. and an aggregate of 85,655 shares of our common stock from John D. Gottwald at a price of $43.66 per share. The purchase price was $0.05 less than the average closing price of a share of our common stock on the New York Stock Exchange for the third through the fifth business days following the date of release to the public of our earnings for the year ended December 31, 2005. The transactions were approved by the Audit Committee of our Board of Directors. At March 31, 2006, we have authorization from our Board of Directors to purchase an additional 3,669,746 shares of our common stock.

Incentive Plans

At March 31, 2006, we have three existing incentive plans (1994, 1998 and 2003 plans). The plans generally provide for incentive awards payable either in cash or shares of our common stock, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), restricted stock awards and performance unit awards.

Under the 1994 plan, a maximum of 3,200,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (240,300 outstanding at March 31, 2006), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 1994 plan.

Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (1,606,650 outstanding at March 31, 2006), SARs, or the grant of restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 2,600,000. No further grants or awards can be made under the 1998 plan.

Under the 2003 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (345,500 outstanding at March 31, 2006), SARs, or the grant of restricted stock or performance unit awards. At March 31, 2006, 1,615,000 shares were available for issuance under the 2003 plan.

Total stock-based compensation expense associated with our incentive plans for the three-month periods ended March 31, 2006 and 2005 amounted to $2.5 million and $3.4 million, respectively. Total related recognized tax benefits for the three-month periods ended March 31, 2006 and 2005 amounted to $0.9 million and $1.2 million, respectively.

Below is a summary of the activity in the 1994, 1998 and 2003 plans for the three-month period ended March 31, 2006 (in thousands, except per-share amounts):

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2005	2,239,000	2,711,150	$15.94—$36.93	$24.25
Exercised		(509,200)	$15.94—$29.99	$21.51
Non-qualifying stock options canceled and lapsed	9,500	(9,500)	$31.38	$31.38
Performance unit awards canceled	20,000
Performance unit awards granted	(656,500)
Restricted stock award canceled	3,000

March 31, 2006	1,615,000	2,192,450	$15.94—$36.93	$24.86

Stock options outstanding under the three plans have been granted at prices that were equal to the market value of the stock on the date of grant and expire seven to ten years after issuance. The stock options granted become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings, (b) the increase in fair market value of our common stock, during a specified period, from the fair market value on the date of grant, or (c) at the end of a fixed period as defined in the individual agreements. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2005 was $36.27. There were no stock options granted during the three-month period ended March 31, 2006.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three-month period ended March 31, 2006 are provided in the following table (in thousands):

Proceeds from stock options exercised	$10,955
Tax benefit related to stock options exercised	$3,803
Intrinsic value of stock options exercised	$10,866

The intrinsic value of options exercised during the three-month period ended March 31, 2005 was $1.2 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes information about fixed-price stock options at March 31, 2006 (in thousands, except share and per-share amounts):

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options outstanding at 3/31/06	2,192,450	$24.86	$44,934	5.1 years
Options exercisable at 3/31/06	1,877,950	$23.86	$40,364	4.7 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of March 31, 2006 is approximately $1.2 million and is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table summarizes activity in performance unit awards for the three-month period ended March 31, 2006 (in thousands, except per-share amounts):

	Performance Unit Awards	Weighted-Average Grant Date Fair Value
Awards outstanding—December 31, 2005	578,000	$27.60
Awards canceled	(260,000)	$24.44
Awards issued to employees	(339,750)	$30.21
Awards granted	656,500	$39.78

Awards outstanding—March 31, 2006	634,750	$40.10

During the three-month period ended March 31, 2006, performance unit awards granted in 2002 and 2003 were cancelled as the performance criteria for the awards was not met. In addition, performance unit awards granted in 2004 were earned at 150% resulting in an additional 166,500 units earned. Of the total units earned under the 2004 award, 339,750 shares with a fair value of $14.6 million at the distribution date were issued during the three-month period ended March 31, 2006 with the remaining 144,750 units to be issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2007. During the three-month period ended March 31, 2006, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 490,000 units to be paid in shares of our common stock. The units will be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period. Distribution of 50% of the earned units will occur upon completion of the two-year measurement period and the remaining 50% of the earned units will occur one year thereafter. There were no performance unit awards granted during the three-month period ended March 31, 2005. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of March 31, 2006 is approximately $25.6 million and is expected to be recognized over a remaining weighted-average period of 2.2 years.

The following table summarizes activity in non-performance based restricted stock awards for the three-month period ended March 31, 2006 (in thousands, except per-share amounts):

	Non-Performance Based Restricted Shares	Weighted Average Grant Date Fair Value
Awards outstanding—December 31, 2005	52,000	$35.03
Awards canceled	(3,000)	$36.67

Awards outstanding—March 31, 2006	49,000	$34.93

During 2005, 7,000 and 20,000 shares of non-performance based restricted stock were granted and cliff vest over three and five years, respectively. During 2004, 25,000 shares of non-performance based restricted stock were granted and cliff vest after three years. In the three-month period ended March 31, 2006, a 2005 award of 3,000 shares of non-performance based restricted stock was cancelled due to the voluntary termination of an employee prior to the completion of the three year vesting term. The weighted-average grant date fair value of non-performance based restricted stock granted during the three-month period ended March 31, 2005 was $38.17. There were no non-performance based restricted stock granted during the three-month period ended March 31, 2006. Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of March 31, 2006 is approximately $1.1 million and is expected to be recognized over a remaining weighted-average period of 3.2 years.

12. Commitments and Contingencies.

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	2Q 2006	3Q 2006	4Q 2006	Sub-total 2006	2007	2008	2009	2010	2011	There- after
Letters of credit and guarantees	$5,020	$3,973	$1,655	$10,648	$38,798	$6,104	$861	$45	$299	$830

We also have contracts with certain of our customers, which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under customer supply contracts, that are executed through certain financial institutions. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

In connection with the our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $5.4 million.

On April 2, 2004, Albemarle Overseas Development Company, or AODC, one of our wholly owned subsidiaries, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis, or Aventis, through the International Chamber of Commerce, International Court of Arbitration, Paris, France, or the ICC. The dispute arose out of a 1992 Stock Purchase Agreement, or Agreement, between AODC and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, or APPC, was acquired by AODC. The dispute relates to a chemical facility in Thann, France, owned by APPC, where the French government has required a detailed risk study of groundwater contamination. In 2005 and 2006, the French government instructed APPC to conduct a number of additional tests and studies and take certain measures with respect to the containment of certain contamination at, and the emission of certain materials from, the facility. By reason of certain intervening assignments of rights, Albemarle France SAS, another wholly owned subsidiary of Albemarle Corporation, was substituted for AODC as the party in interest in the arbitration.

The Request for Arbitration demanded indemnification by Aventis for certain costs incurred by APPC in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration hearings took place in June 2005, and the arbitration panel appointed in accordance with the ICC rules issued a Partial Award as to the question of liability on March 11, 2006. In this Partial Award, the arbitration tribunal held that (i) the indemnity given by Aventis with respect to remediation and decontamination at the facility was valid and enforceable; (ii) the claims by APPC against Aventis based on mercury contamination must be brought within 10 years of the date of the occurrence of such damage; (iii) claims by APPC against Aventis based on contamination by substances other than mercury must be brought by November 18, 2006; and (iv) APPC had not performed fully its obligation to inform Aventis in a timely fashion of certain matters relating to the indemnity, but that the consequence of such failure was not a forfeiture of APPC’s rights under the Agreement. The arbitration tribunal also outlined its interpretation of various requirements of the Agreement related to APPC’s obligation to operate the facility with reasonable care and in compliance with applicable laws and regulations in order to be able to enforce the indemnity, but did not rule on whether APPC had operated the facility in such a manner. The arbitration tribunal has given the parties until the middle of June 2006 to negotiate a resolution of the dispute. If no settlement is reached by that time, the arbitration tribunal has indicated that it will hold another series of hearings to determine the exact amount of the liabilities, if any, owed by Aventis to APPC and all other matters at issue in the arbitration.

Representatives of Aventis and APPC have initiated discussions related to a possible resolution of the matter, but at this point, it is not possible to predict if these discussions will result in an acceptable resolution. We continue to believe that we are entitled to be fully indemnified by Aventis for any and all environmental liabilities at the site, but no assurance can be given that we will prevail in the next phase of the arbitration.

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

13. In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” the following information is provided for interim domestic and foreign pension and postretirement benefit plans:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,732	$4,851
Interest cost	7,461	7,492
Expected return of assets	(9,944)	(10,926)

Amortization of Unrecognized Amounts:
Net transition asset	(2)	(2)
Prior service (benefit) cost	(75)	115
Net loss	2,695	2,086

Total expense	$2,867	$3,616

Net Periodic Postretirement Benefit Expense:
Service cost	$226	$469
Interest cost	935	1,098
Expected return of assets	(133)	(120)

Amortization of Unrecognized Amounts:
Prior service benefit	(977)	(358)
Net loss	117	96

Total expense	$168	$1,185

The Company did not make any contributions to its pension plans in the first three months of 2006.

14. Recently Issued Accounting Pronouncements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 effective January 1, 2006 with no impact on our reported results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our reported results of operations.

15. Subsequent Events.

APPC, a wholly owned subsidiary of the Company, recently initiated the consultation process required by French law with the Works Council at its facility in Thann, France, related to the potential shutdown of that facility. Under French law, a final decision concerning the potential shutdown of a facility can be made only after the consultation process is completed. Upon completion of the process, APPC would expect to take a pre-tax charge in the range of $100 million, exclusive of any costs related to environmental matters. Under French law, once a facility is closed, a redevelopment plan is to be developed by the operator and local stakeholders. The redevelopment plan would impact any environmental remediation plan for the site. At this time, no redevelopment plan has been developed and it is not possible to predict what redevelopment or remediation activities the French government may require at the site as the regulations do not define specific requirements. Since environmental matters are subject to many uncertainties, the costs of environmental remediation could be significant, but cannot be quantified at this time. In any event, we believe that we are entitled to be fully indemnified by Aventis for all such environmental liabilities, but no assurance can be given that we ultimately will prevail against Aventis. See “Legal Proceedings” in Item 1 of Part II – Other Information of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2005. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 22.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	increases in the cost of raw materials and energy, and our inability to pass through such increases;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and regulations;

•	the occurrence of claims or litigation;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in interest rates, to the extent they (1) affect our ability to raise capital or increase our cost of funds, (2) have an impact on the overall performance of our pension fund investments and (3) increase our pension expense and funding obligations;

•	the costs associated with any redevelopment or remediation activities at the Thann, France facility that may be required by the French government; and

•	the other factors detailed from time to time in the reports we file with the SEC.

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Overview and Outlook

We are a leading global developer, manufacturer and marketer of highly engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including manufacturers of consumer electronics, building and construction materials, automotive parts, packaging, pharmachemicals and agrichemicals, and petroleum refiners. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

Growth of our Polymer Additives segment is expected to be derived from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. Growth in our Catalysts segment is expected to be driven by increasing global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of anti-pollution initiatives. The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with a movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions.

2006 Outlook

Polymer Additives

We expect volumes in 2006 to exceed those in 2005 and for prices to remain robust. We announced a 5 to 10% price increase for brominated flame retardants and a 12% price increase for mineral flame retardants in the three-month period ended March 31, 2006. Costs of key raw materials needed to manufacture these products continue to rise, forcing us to raise prices to offset these costs.

We are continuing our progress in establishing a presence in China as a foundation for expanding our business in Asia. Our technology center in Nanjing is expected to be operational by July 2006. This center will provide technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we now plan to build a phosphorous flame retardant plant in Nanjing, with a start-up projected for mid-2007. We would produce two of our phosphorous flame retardants at this site to serve the growing Asian construction and electronic markets.

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

Catalysts

We continue to operate in essentially a “sold out” position in both our fluidized catalytic cracking, or FCC, and hydroprocessing, or HPC, catalysts product lines. We expect HPC catalysts volumes to remain robust in 2006 as new diesel sulfur specifications go into effect mid-year. In addition, as oil prices remain elevated, refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. We have begun construction on our new HPC catalysts plant at Bayport, Texas, which is expected to be operational in late 2006/early 2007. This plant will add approximately 10,000 metric tons to our capacity.

Our focus in FCC catalysts is on improving margins by driving price increases to support the value these products bring to the market. In 2005, we announced the first significant price increase for these catalysts in over ten years and will focus intently in 2006 on achieving these increases. We believe that this 20% price increase, along with announced surcharges, will help offset the increasing raw material and energy costs to manufacture these catalysts and will allow margin recovery and expansion for these catalysts.

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

Fine Chemicals

We expect to continue on our turnaround path for our fine chemicals segment in 2006. We ceased production of bromine at our seawater bromine facility in France, and we recently announced that we have initiated the consultation process required by French law with the Works Council at our potassium and chlorine facility in Thann, France related to the potential shutdown of that facility. We are working towards a year-end shutdown of this plant. Upon completion of the process, we would expect to take a pre-tax charge in the range of $100 million, exclusive of any costs related to environmental matters. We are optimistic for the prospects of our plant in Orangeburg, South Carolina, that we recently converted into a multi-purpose asset, enabling us to take advantage of new products commercializing from our research and development pipeline. We will continue to explore other similar ways to profitably redeploy assets where possible.

In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals will be to maximize our bromine franchise value and to continue the growth of our fine chemistry services business. Our goal is to profitably grow our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We will also continue our focus on developing our fine chemistry services business. We were recently named as a Tamiflu® production partner with Roche Group and we expect product to be delivered to Roche through the balance of the year. Our new products pipeline in this business has approximately doubled in the last three years, allowing us to develop preferred outsourcing positions serving leading chemical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Additional information regarding our products, markets and financial performance is provided at our web site, www.albemarle.com. Our web site is not a part of this document nor is it incorporated herein by reference.

Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2006	2005
	(In millions, except percentages and per-share amounts)
Sales	$607.4	$510.0	19%

Cost of sales	484.9	402.6	20%
As a percentage of sales	79.8%	79.0%

Gross profit	122.5	107.3	14%
As a percentage of sales	20.2%	21.0%

Selling, general and administrative and research and development expenses	69.3	68.0	2%
As a percentage of sales	11.4%	13.3%

Effective tax rate	26.1%	37.7%

Net income available for common stockholders	$34.4	$24.3	41%

Basic earnings per-share	$0.73	$0.53
Diluted earnings per-share	$0.71	$0.52

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

First Quarter 2006 Compared with First Quarter 2005

Net Sales

For the three-month period ended March 31, 2006, we recorded net sales of $607.4 million, an increase of $97.4 million, or 19%, from the three-month period ended March 31, 2005 net sales of $510.0 million. This increase was mainly due to improved pricing and increased volume in our Polymer Additives and Catalysts segments and improved pricing in our Fine Chemicals segment, partially offset by the effects of unfavorable foreign exchange rates. Overall prices increased 15% and volumes grew 10% compared to the same period last year.

Polymer Additives’ net sales increased $23.8 million, or 12%, for the three-month period ended March 31, 2006 compared to the same period in 2005. Compared to last year, prices rose 12% and volume grew 5%. Catalysts’ net sales increased $62.6 million, or 36%, due mainly to a 18% increase in prices and an 25% increase in volume. Fine Chemicals’ net sales increased $11.1 million, or 8%, primarily due to improved pricing of 15% partially offset by reduced volumes of 2%. Offsetting these revenue increases were the effects of unfavorable foreign exchange rates in all segments. For a detailed discussion of revenues and segment income before taxes for each segment and division see “Segment Results” below.

Gross Profit

For the three-month period ended March 31, 2006, our gross profit increased $15.2 million to $122.5 million, or 14%, from the corresponding 2005 period due to increased volume and improved pricing. These increases were partially offset by increased manufacturing cost, raw material cost, and the effect of unfavorable foreign exchange rates. In addition, our Catalysts segment had higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas polyolefin catalysts plant. Our gross profit margin for the three-month period ended March 31, 2006 decreased nominally to 20.2% from 21.0% for the corresponding period in 2005.

Selling, General and Administrative and Research and Development Expenses

For the three-month period ended March 31, 2006, our selling, general and administrative, or SG&A, expenses and research and development, or R&D, expenses increased $1.3 million, or 2%, from the three-month period ended March 31, 2005. This increase was primarily due to higher SG&A costs related to increased marketing costs. As a percentage of net sales, SG&A and R&D were 11% in the three-month period ended March 31, 2006 versus 13% in the three-month period ended March 31, 2005.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2006 amounted to $10.6 million, an increase of $0.3 million from $10.3 million in the three-month period ended March 31, 2005. This increase was primarily due to the consolidation of Jordan Bromine Company Limited, or JBC, effective August 1, 2005 and the impact of $0.9 million in the three-month period ended March 31, 2006 on our interest and financing expenses from the inclusion of the debt of JBC. The higher interest and financing expenses were also impacted by higher rates on our average outstanding debt in the 2006 period. Interest and financing expenses for 2005 included the write-off of $1.4 million of deferred financing expenses associated with a $450.0 million 364-day bridge loan that we retired on January 20, 2005.

Other Income, Net

For the three-month period ended March 31, 2006, our other income, net amounted to $0.9 million, an increase of $0.4 million from the three-month period ended March 31, 2005. This increase was primarily due to increased interest income.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to tax credits available. For the three-month period ended March 31, 2006, our effective income tax rate was 26%, down from 38% for the three-month period ended March 31, 2005. This decrease is due primarily to the effects of foreign subsidiaries earnings which were permanently reinvested and the benefits from foreign tax credits associated with high taxed earnings from foreign operations.

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended March 31, 2006, minority interests’ share of net income was $3.2 million compared to $1.5 million in the same period last year. Our minority interests in income of consolidated subsidiaries included the minority ownership charges for Stannica LLC and Jordan Bromine Company Limited, or JBC, as compared to the three-month period ended March 31, 2005, when only the minority ownership charges of Stannica were included.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments decreased to $5.5 million from $7.4 million due to the consolidation of JBC in the three-month period ended March 31, 2006. The three-month period ended March 31, 2005 included equity income of $1.8 million for our portion of JBC’s earnings.

Net Income

Our net income increased 41% to $34.4 million in the three-month period ended March 31, 2006 from $24.3 million in the three-month period ended March 31, 2005 primarily due to increased sales, improved margins, and reduced taxes.

Segment Results

	Three months ended March 31,
Segment net sales:	2006	2005	Percentage Change
	(In millions, except percentages)
Polymer Additives	$221.9	$198.1	12%
Catalysts	235.4	172.8	36%
Fine Chemicals	150.1	139.0	8%

Total segment net sales	$607.4	$509.9	19%

Segment income (losses):
Polymer Additives	$31.2	$22.3	40%
Catalysts	25.3	25.1	1%
Fine Chemicals	9.7	11.6	(16%)
Corporate and Other	(10.8)	(13.7)	21%

Total segment income	$55.4	$45.3	23%

Segment income (losses) includes equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries. See Note 10 in the Notes to the Condensed Consolidated Financial Statements.

Polymer Additives

The Polymer Additives segment recorded record net sales for the three-month period ended March 31, 2006 of $221.9 million, up $23.8 million, or 12% versus the three-month period ended March 31, 2005. Our brominated, mineral, and phosphorous flame retardant portfolios experienced 6% volume increases and 14% pricing improvements. Net sales improved in stabilizers and curatives as volumes increased 2% and prices improved 4%. Polymer Additives segment income for the three-month period ended March 31, 2006 amounted to $31.2 million, up $8.9 million, or 40%, versus the three-month period ended March 31, 2005, due mainly to higher pricing and increased volume, partially offset by increased manufacturing costs and the effect of unfavorable foreign exchange rates.

Catalysts

Our Catalysts segment recorded net sales for the three-month period ended March 31, 2006 of $235.4 million, up $62.5 million, or 36% versus the three-month period ended March 31, 2005, due mainly to a 20% pricing improvement and increased volume of 32% in refinery catalysts. These increases were offset in part by weak volumes in our polyolefin catalysts. Catalysts segment income for the three-month period ended March 31, 2006 amounted to $25.3 million, up 1% from the three-month period ended March 31, 2005, due mainly to higher pricing and increased volume offset by increased raw material cost and higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas, polyolefin catalysts plant.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended March 31, 2006 were $150.1 million, up $11.1 million, or 8% versus the three-month period ended March 31, 2005. This increase was due mainly to pricing improvements of 19% across the bromine portfolio and increased prices of 6% in our fine chemistry services, however, reduced volume of 2% and 3%, respectively, partially offset the increase. Fine Chemicals segment income for the three-month period ended March 31, 2006 was $9.7 million, down $1.9 million, or 16%, from the three-month period ended March 31, 2005, due mainly to increased raw material and manufacturing costs and the delay of a significant agricultural intermediate product order, partially offset by improved pricing.

Corporate and Other

For the three-month period ended March 31, 2006, our Corporate and Other expenses decreased $2.9 million, or 21%, to $10.8 million from the three-month period ended March 31, 2005. This decrease was primarily due to the cessation of an employee incentive compensation plan.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

We expect activity levels to continue to increase over the next twelve to twenty-four months. The increase in activity may cause working capital to increase. We have recently initiated a program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our revolving credit facility, which is discussed below, to be sufficient to fund working capital requirements. Identified capital expenditure projects for the remainder of 2006 are expected to be approximately $80 million. These projects are primarily upgrades to our existing facilities.

Cash Flow

Our cash balance increased by $8.5 million to $67.1 million at March 31, 2006 from $58.6 million at December 31, 2005. For the three-month period ended March 31, 2006, our continuing operations provided $36.7 million of cash compared to using cash of $2.4 million in the three-month period ended March 31, 2005 primarily due to improvements in working capital and an increase in net income. Cash flows from operating activities funded investing activities of $23.8 million, which consisted principally of capital expenditures for plant machinery and equipment improvements. Remaining cash flows from operating activities together with proceeds from borrowings and the exercise of stock options of $43.7 million and $11.0 million, respectively, funded long-term debt repayments of $46.9 million, purchases of our common stock of $9.0 million and quarterly dividends to shareholders resulting in net cash used by financing activity of $5.6 million.

Net current assets increased $50.8 million to $502.5 million at March 31, 2006 from $451.7 million at December 31, 2005. The increase in net current assets was related to increased activity and was due primarily to an increase in cash and accounts receivable.

Our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets on page 4 increased from December 31, 2005, primarily due to the weakening of the U.S. dollar against the Euro.

Long-Term Debt

We currently have $325.0 million of 5.10% senior notes that are due in 2015. These notes are senior unsecured obligations and will rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

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

For additional funding and liquidity purposes, we currently maintain a senior credit agreement with financial institutions that consists of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. There were no borrowings outstanding under the revolving credit facility and borrowings of $371.3 million outstanding under the five-year term loan facility at March 31, 2006. Borrowings under the five-year term loan facility bear interest at variable rates, which was 5.69% at March 31, 2006. The $450.0 million five-year term loan facility is payable in quarterly installments of $11.3 million through June 30, 2008, with three final quarterly payments of $90 million beginning September 30, 2008 through March 31, 2009.

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

The noncurrent portion of our long-term debt amounted to $776.4 million at March 31, 2006, compared to $775.9 million at the end of 2005. In addition, at March 31, 2006, we had the ability to borrow an additional $430.0 million under our various credit arrangements.

Capital expenditures for the three-month period ended March 31, 2006 of $21.0 million were slightly higher than the 2005 level of $18.8 million. Our capital spending program in 2006 is expected to be approximately $100 million with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. We expect our capital spending program to be approximately $80 to $90 million in 2007 and 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements (in thousands):

	2Q 2006	3Q 2006	4Q 2006	Sub-total 2006	2007	2008	2009	2010	2011	There- after
Long-term debt obligations	$12,566	$12,567	$12,567	$37,700	$49,157	$206,882	$144,759	$4,867	$5,971	$360,998
Capital lease obligation	—	1,369	1,369	2,738	2,739	2,739	2,739	2,739	2,739	1,409
Expected interest payments on long-term debt obligations*	11,767	9,782	11,462	33,011	40,462	36,492	22,055	19,644	19,617	54,900
Operating lease obligations (rental)	2,983	2,983	2,983	8,949	6,194	4,825	3,623	3,264	2,928	22,965
Take or pay / throughput agreements	60,827	68,995	68,995	198,817	12,922	7,430	6,394	6,038	5,829	21,072
Letters of credit and guarantees	5,020	3,973	1,655	10,648	38,798	6,104	861	45	299	830
Capital projects	13,230	9,782	4,232	27,244	5,320	613	625	625	474	—
Additional investment commitment payments	—	54	163	217	54	54	21	20	—	—
Natural gas contracts	6,088	2,975	904	9,967	—	—	—	—	—	—

Total	$112,481	$112,480	$104,330	$329,291	$155,646	$265,139	$181,077	$37,242	$37,857	$462,174

*	These amounts are based on a weighted-average interest rate of 5.8% for term loans and the revolving credit facility, 4.7% for variable rate long-term debt obligations and a capital lease and an interest rate of 5.1% for the senior notes for 2006. The weighted average rate for years 2007 and thereafter are 5.8% for term loans and the revolving credit facility and 4.7% for the variable rate long-term debt obligations and a capital lease and an interest rate of 5.1% for the senior notes.

We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have in the future a material effect on earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our results.

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

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and make dividend payments. For flexibility, we maintain a shelf registration statement that permits us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt of up to $220.0 million. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2005, except as noted below.

We had outstanding variable interest rate borrowings at March 31, 2006 of $421.3 million, bearing an average interest rate of 5.43%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million. Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At March 31, 2006, there were unrealized losses of approximately $2.0 million ($1.2 million after income taxes) in accumulated other comprehensive income (loss) that remain to be expensed.

In addition, certain of our operations use natural gas as a source of energy, which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, we purchase natural gas contracts, when appropriate, for a portion of our 12-month rolling forecast for North American natural gas requirements.

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading.

Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At March 31, 2006, there were unrealized losses of approximately $1.2 million ($1.0 million after income taxes). Realized natural gas hedge losses for the three-month period ended March 31, 2006 were nominal. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 2, 2004, Albemarle Overseas Development Company, or AODC, one of our wholly owned subsidiaries, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis, or Aventis, through the International Chamber of Commerce, International Court of Arbitration, Paris, France, or the ICC. The dispute arose out of a 1992 Stock Purchase Agreement, or Agreement, between AODC and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, or APPC, was acquired by AODC. The dispute relates to a chemical facility in Thann, France, owned by APPC, where the French government has required a detailed risk study of groundwater contamination. In 2005 and 2006, the French government instructed APPC to conduct a number of additional tests and studies and take certain measures with respect to the containment of certain contamination at, and the emission of certain materials from, the facility. By reason of certain intervening assignments of rights, Albemarle France SAS, another wholly owned subsidiary of Albemarle Corporation, was substituted for AODC as the party in interest in the arbitration.

The Request for Arbitration demanded indemnification by Aventis for certain costs incurred by APPC in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration hearings took place in June 2005, and the arbitration panel appointed in accordance with the ICC rules issued a Partial Award as to the question of liability on March 11, 2006. In this Partial Award, the arbitration tribunal held that (i) the indemnity given by Aventis with respect to remediation and decontamination at the facility was valid and enforceable; (ii) claims by APPC against Aventis based on mercury contamination must be brought within 10 years of the date of the occurrence of such damage; (iii) claims by APPC against Aventis based on contamination by substances other than mercury must be brought by November 18, 2006; and (iv) APPC had not performed fully its obligation to inform Aventis in a timely fashion of certain matters relating to the indemnity, but that the consequence of such failure was not a forfeiture of APPC’s rights under the Agreement. The arbitration tribunal also outlined its interpretation of various requirements of the Agreement related to APPC’s obligation to operate the facility with reasonable care and in compliance with applicable laws and regulations in order to be able to enforce the indemnity, but did not rule on whether APPC had operated the facility in such a manner. The arbitration tribunal has given the parties until the middle of June 2006 to negotiate a resolution of the dispute. If no settlement is reached by that time, the arbitration tribunal has indicated that it will hold another series of hearings to determine the exact amount of the liabilities, if any, owed by Aventis to APPC and all other matters at issue in the arbitration.

Representatives of Aventis and APPC have initiated discussions related to a possible resolution of the matter, but at this point, it is not possible to predict if these discussions will result in an acceptable resolution. We continue to believe that we are entitled to be fully indemnified by Aventis for any and all environmental liabilities at the site, but no assurance can be given that we will prevail in the next phase of the arbitration.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our purchases of equity securities for the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per-Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs *
January 1, 2006 to January 31, 2006	—	—	—	—
February 1, 2006 to February 28, 2006	205,655	$43.66	205,655	3,669,746
March 1, 2006 to March 31, 2006	—	—	—	—

Total	205,655	$43.66	205,655	3,669,746

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

On January 30, 2006, we entered into Stock Purchase Agreements, with each of Floyd D. Gottwald, Jr. and John D. Gottwald, pursuant to which we agreed to purchase an aggregate of 120,000 shares of our common stock from Floyd D. Gottwald, Jr. and an aggregate of 85,655 shares of our common stock from John D. Gottwald at a price of $43.66 per share. The purchase price was $0.05 less than the average closing price of a share of our common stock on the New York Stock Exchange for the third through the fifth business days following the date of release to the public of our earnings for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on April 19, 2006. As of the record date for the annual meeting, there were 46,999,041 shares of common stock outstanding and entitled to vote, of which 40,770,754 were represented in person or by proxy at the annual meeting. The voting shareholders elected the directors named in our Proxy Statement sent to shareholders in connection with the annual meeting with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Withheld Votes
Mark C. Rohr	39,764,741	1,006,013
J. Alfred Broaddus, Jr.	40,531,858	238,896
Charles E. Stewart	40,652,697	118,057
William M. Gottwald	39,714,743	1,056,011
Seymour S. Preston III	40,525,144	245,610
John Sherman, Jr.	40,538,653	232,101
Floyd D. Gottwald, Jr.	39,769,348	1,001,406
Richard L. Morrill	40,525,944	244,810
Anne M. Whittemore	40,083,724	687,030
John D. Gottwald	39,248,841	1,521,913
R. William Ide III	39,541,000	1,229,754

At the same meeting, our shareholders approved adoption of the Albemarle Corporation 2006 Stock Compensation Plan for Non-Employee Directors. Votes cast with respect to the approval of the Albemarle Corporation 2006 Stock Compensation Plan were as follows:

Votes for	33,625,631
Votes against	6,026,832
Votes abstain	309,381
Broker non-votes	808,910

Total	40,770,754

In addition, shareholders ratified the appointment of our independent registered public accounting firm. Votes cast with respect to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2006 were as follows:

Votes for	40,021,887
Votes against	727,646
Votes abstain	21,221

Total	40,770,754

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

Item 5. Other Information.

None

Item 6. Exhibits.

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

ALBEMARLE CORPORATION
(Registrant)

Date: May 9, 2006	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)