Form 10-Q
period 2006-06-30
ALBEMARLE CORP
filed 2006-08-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2006

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

Number of shares of common stock, $.01 par value, outstanding as of August 1, 2006: 47,411,282

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$568,797	$502,754	$1,176,151	$1,012,719
Cost of goods sold	437,413	397,587	922,314	800,230

Gross profit	131,384	105,167	253,837	212,489
Selling, general and administrative expenses	62,202	53,669	120,055	110,695
Research and development expenses	11,198	10,342	22,643	21,322
Benefit plan curtailment gain and other special charges	—	(4,868)	—	(4,868)

Operating profit	57,984	46,024	111,139	85,340
Interest and financing expenses	(12,037)	(10,135)	(22,656)	(20,388)
Other (expenses) income, net	(2,303)	78	(1,377)	566

Income before income taxes, minority interests and equity in net income of unconsolidated investments	43,644	35,967	87,106	65,518
Income taxes	11,041	13,948	22,378	25,088

Income before minority interests and equity in net income of unconsolidated investments	32,603	22,019	64,728	40,430
Minority interests in income of consolidated subsidiaries	(394)	(1,028)	(3,619)	(2,512)
Equity in net income of unconsolidated investments	11,118	11,067	16,594	18,459

Net income	$43,327	$32,058	$77,703	$56,377

Basic earnings per-share	$0.92	$0.69	$1.65	$1.22

Diluted earnings per-share	$0.89	$0.67	$1.60	$1.19

Cash dividends declared per-share of common stock (Note 7)	$0.165	$0.31	$0.33	$0.46
Weighted-average common shares outstanding - basic	47,345	46,581	47,211	46,059
Weighted-average common shares outstanding - diluted	48,580	47,971	48,432	47,455

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$98,995	$58,570
Trade accounts receivable, less allowance for doubtful accounts (2006 - $669; 2005 - $663)	372,684	351,989
Other accounts receivable, less allowance for doubtful accounts (2006 - $471; 2005 - $350)	24,965	35,474
Inventories (Note 8)	415,719	411,023
Deferred income taxes and prepaid expenses	20,738	16,607

Total current assets	933,101	873,663

Property, plant and equipment, at cost	2,269,096	2,194,878
Less accumulated depreciation and amortization	1,282,606	1,228,061

Net property, plant and equipment	986,490	966,817
Prepaid pension assets	184,222	187,360
Investments	109,904	92,933
Other assets and deferred charges	23,333	32,000
Goodwill	250,986	238,425
Other intangibles, net of amortization	154,106	156,045

Total assets	$2,642,142	$2,547,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$212,258	$222,142
Current portion of long-term debt	51,562	57,564
Accrued expenses	124,501	118,564
Dividends payable	7,399	7,034
Income taxes payable	23,914	16,613

Total current liabilities	419,634	421,917

Long-term debt	748,273	775,889
Postretirement benefits	60,709	63,350
Pension benefits	55,671	51,998
Other noncurrent liabilities	113,458	109,864
Deferred income taxes	214,111	193,950
Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 47,378 in 2006 and 46,750 in 2005	473	467
Additional paid-in capital	198,986	189,887
Accumulated other comprehensive income	40,863	12,047
Retained earnings	789,964	727,874

Total shareholders’ equity	1,030,286	930,275

Total liabilities and shareholders’ equity	$2,642,142	$2,547,243

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash and cash equivalents at beginning of year	$58,570	$46,390

Cash flows from operating activities:
Net income	77,703	56,377
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	57,666	57,692
Stock based compensation expense	7,113	6,754
Working capital changes, net of the effects of acquisitions	(11,324)	(61,453)
Minority interests in income of consolidated subsidiaries	3,619	2,512
Equity in net income of unconsolidated investments	(16,594)	(18,459)
Dividends received from unconsolidated investments and nonmarketable securities	3,720	7,078
Decrease in prepaid pension assets	3,138	1,130
Deferred income taxes (benefit)	4,418	(4,658)
Other, net	2,350	(5,693)

Net cash provided from operating activities	131,809	41,280

Cash flows from investing activities:
Capital expenditures	(49,012)	(36,189)
Acquisitions	—	(7,553)
Proceeds from liquidation of unconsolidated investment and sale of nonmarketable security	—	1,058
Investments in and advances to unconsolidated investments and nonmarketable securities	(168)	(9,088)
Investments in marketable securities	(2,900)	496

Net cash used in investing activities	(52,080)	(51,276)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	324,665
Proceeds from issuance of common stock	—	147,862
Proceeds from borrowings	130,709	117,372
Proceeds from exercise of stock options	12,856	2,704
Repayments of long-term debt	(165,001)	(499,419)
Dividends paid to shareholders	(15,248)	(11,978)
Tax benefit realized from stock-based compensation arrangements	5,273	—
Payment of financing costs	—	(2,306)
Purchases of common stock	(9,885)	—
Dividends paid to minority interest	(3,600)	(1,000)
Net receipt on treasury lock agreements	—	196

Net cash (used in) provided from financing activities	(44,896)	78,096

Net effect of foreign exchange on cash and cash equivalents	5,592	(16,202)

Increase in cash and cash equivalents	40,425	51,898

Cash and cash equivalents at end of period	$98,995	$98,288

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$43,327	$32,058	$77,703	$56,377
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	(31)	10	(10)	15
Unrealized gain (loss) on hedging derivatives	138	119	(632)	406
Realized (loss) on treasury lock agreements	—	—	—	(933)
Amortization of realized loss on treasury lock agreements	34	35	68	58
Minimum pension liability	(22)	—	363	—
Foreign currency translation adjustment	17,637	(138)	29,027	(9,563)

Other comprehensive income (loss)	17,756	26	28,816	(10,017)

Comprehensive income	$61,083	$32,084	$106,519	$46,360

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of June 30, 2006 and December 31, 2005, our condensed consolidated results of operations and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and our condensed consolidated cash flows for the six-month periods ended June 30, 2006 and 2005. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or the SEC, on March 15, 2006. The December 31, 2005 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Cost of goods sold includes foreign exchange transaction gains (losses) of $1.2 million and $1.1 million, and ($0.7 million) and ($1.0 million) for the three-month and six-month periods ended June 30, 2006 and 2005, respectively.

3. The three-month and six-month periods ended June 30, 2005 include a curtailment gain amounting to $5.6 million ($3.6 million after income taxes, or seven cents per-share) that relates to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments as well as a charge of $0.7 million ($0.5 million after income taxes, or one cent per-share) for the potential settlement of future legal claims with respect to certain future asbestos premises liability claims.

4. Interest and financing expenses for the six-month period ended June 30, 2005 include the write-off of deferred financing expenses totaling $1.4 million ($0.9 million net of income taxes, or two cents per-share), associated with the 364-day bridge loan that was retired using the proceeds from our January 2005 public offering of senior notes and common stock.

5. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.1	0.3	0.4	0.3
Effect of minority interests in income of consolidated subsidiaries	(1.3)	(1.0)	(1.1)	(1.3)
Extraterritorial income exclusion	(0.7)	(1.5)	(0.7)	(1.7)
Depletion	(1.1)	(1.4)	(0.8)	(1.5)
Domestic production deduction	(0.3)	(0.3)	(0.3)	(0.4)
Permanent reinvestment of foreign income	(5.2)	—	(5.4)	—
Impacts of foreign earnings (a)	(0.9)	7.4	(1.8)	7.6
Other items, net	(0.3)	0.3	0.4	0.3

Effective income tax rate	25.3%	38.8%	25.7%	38.3%

(a)	The improvement in tax rate impacts of foreign earnings relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations.

6. Basic and diluted earnings per-share for the three-month and six-month periods ended June 30, 2006 and 2005 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per-share amounts)
Basic earnings per-share

Numerator:
Income available to shareholders, as reported	$43,327	$32,058	$77,703	$56,377

Denominator:
Average number of shares of common stock outstanding	47,345	46,581	47,211	46,059

Basic earnings per-share	$0.92	$0.69	$1.65	$1.22

Diluted earnings per-share

Numerator:
Income available to shareholders, as reported	$43,327	$32,058	$77,703	$56,377

Denominator:
Average number of shares of common stock outstanding	47,345	46,581	47,211	46,059
Shares issuable upon exercise of stock options	1,235	1,390	1,221	1,396

Total shares	48,580	47,971	48,432	47,455

Diluted earnings per-share	$0.89	$0.67	$1.60	$1.19

7. Cash dividends declared for the six-month period ended June 30, 2006 totaled 33 cents per-share. Cash dividends declared for the three-month period ended June 30, 2006 totaled 16.5 cents per-share, and included a dividend declared on April 19, 2006 payable on July 1, 2006. Cash dividends declared for the six-month period ended June 30, 2005 totaled 46 cents per-share. Cash dividends declared for the three-month period ended June 30, 2005 totaled 31 cents per-share, and included a dividend of 15 cents per-share declared on April 19, 2005 and paid on July 1, 2005, as well as a dividend of 16 cents per-share declared on June 29, 2005 and paid on October 1, 2005.

8. The following table provides a breakdown of inventories at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(In thousands)
Finished goods	$296,819	$292,158
Raw materials	70,414	72,515
Stores, supplies, and other	48,486	46,350

Total inventories	$415,719	$411,023

9. Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Variable-rate bank loans	$238,361	$389,120
Senior notes	324,713	324,696
Foreign borrowings	204,957	89,951
Capital lease obligation	19,990	17,821
Industrial revenue bonds	11,000	11,000
Miscellaneous	814	865

Total	799,835	833,453
Less amounts due within one year	51,562	57,564

Total long-term debt	$748,273	$775,889

In June 2006, we amended our senior credit facilities to add certain additional subsidiary borrowers located outside the U.S. and to allow borrowings by those our foreign subsidiaries to be denominated in currencies other than the U.S. dollar. Key terms of this agreement remain unchanged.

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at June 30, 2006 (in thousands):

Beginning balance at December 31, 2005	$28,896
Additions	9
Change in estimate	(100)
Payments	(903)
Foreign exchange	1,374

Ending balance at June 30, 2006	$29,276

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $12.0 million before income taxes. This amount excludes any potential liability for environmental remediation at our facility in Thann, France. See Note 13 below.

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

11. Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to reduce our segment income (loss) for the minority interests in income of consolidated subsidiaries. Segment income (loss) represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and Jordan Bromine Company Limited. Segment results for the three-month and six-month periods ended June 30, 2005 have been reclassified to conform to the new presentation. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. The Corporate & Other segment includes corporate-related items not allocated to the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Segment net sales:
Polymer Additives	$228,559	$204,435	$450,430	$402,537
Catalysts	194,045	147,304	429,401	320,128
Fine Chemicals	146,193	151,015	296,320	290,054

Total segment net sales	$568,797	$502,754	$1,176,151	$1,012,719

Segment income (loss):
Polymer Additives	$39,240	$28,347	$70,460	$50,661
Catalysts	29,518	24,346	54,847	49,405
Fine Chemicals	13,767	14,850	23,458	26,400
Corporate & Other	(13,817)	(11,480)	(24,651)	(25,179)

Total segment income	68,708	56,063	124,114	101,287
Interest and financing expenses	(12,037)	(10,135)	(22,656)	(20,388)
Other (expenses) income, net	(2,303)	78	(1,377)	566
Income taxes	(11,041)	(13,948)	(22,378)	(25,088)

Net income	$43,327	$32,058	$77,703	$56,377

Segment income (loss) includes the following equity in net income of unconsolidated investments and minority interests in income of consolidated subsidiaries amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Equity in net income of unconsolidated investments:
Polymer Additives	$1,349	$2,793	$2,469	$4,573
Catalysts	9,757	5,697	14,202	10,167
Fine Chemicals	—	2,653	—	3,859
Corporate & Other	12	(76)	(77)	(140)

Total equity in net income of unconsolidated investments	$11,118	$11,067	$16,594	$18,459

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(1,358)	$(1,028)	$(3,373)	$(2,512)
Catalysts	—	—	—	—
Fine Chemicals	(939)	—	(2,149)	—
Corporate & Other	1,903	—	1,903	—

Total minority interests in income of consolidated subsidiaries	$(394)	$(1,028)	$(3,619)	$(2,512)

12. Stock Based Compensation Expense.

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

As of January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-Q to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.9 million and $5.3 million for the three and six-month periods ended June 30, 2006. Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITC 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The application of SFAS 123R had the following effect on June 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per-share amounts):

	Three months Ended June 30, 2006	Six months Ended June 30, 2006
Operating profit	$1,341	$1,432
Income before income taxes, minority interests and equity in net income of unconsolidated investments	1,341	1,432
Net income	855	913
Basic earnings per-share	$0.02	$0.02
Diluted earnings per-share	$0.02	$0.03
Net cash provided from operating activities	$(919)	$(5,273)
Net cash (used in) financing activities	919	5,273

The impact of SFAS 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006, which was more than offset by a reduction in compensation expense for outstanding performance unit awards as the fair value at grant date was lower than the fair value at the end of the reporting period.

The following table illustrates the effects on net income and earnings per-share for the three and six-month periods ended June 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per-share amounts):

		Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Stock based compensation expense, net of taxes	as reported pro forma	$ $	2,154 2,272	$ $	4,302 4,623

Net income	as reported pro forma	$ $	32,058 31,940	$ $	56,377 56,056

Basic earnings per-share on net income	as reported pro forma	$ $	0.69 0.69	$ $	1.22 1.22

Diluted earnings per-share on net income	as reported pro forma	$ $	0.67 0.66	$ $	1.19 1.17

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of June 30, 2006, no shares of preferred stock have been issued.

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

During June 2006, we repurchased an aggregate of 19,800 shares of our common stock in open-market transactions at an average price of $45.74 per share. At June 30, 2006, we have authorization from our Board of Directors to purchase an additional 3,649,946 shares of our common stock.

Incentive Plans

At June 30, 2006, we have three existing incentive plans (1994, 1998 and 2003 plans). The plans generally provide for incentive awards payable either in cash or shares of our common stock, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), restricted stock awards and performance unit awards.

Under the 1994 plan, a maximum of 3,200,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (232,300 outstanding at June 30, 2006), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 1994 plan.

Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (1,527,400 outstanding at June 30, 2006), SARs, or the grant of restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 2,600,000. No further grants or awards can be made under the 1998 plan.

Under the 2003 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (375,500 outstanding at June 30, 2006), SARs, or the grant of restricted stock or performance unit awards. At June 30, 2006, 1,565,000 shares were available for issuance pursuant to grants under the 2003 plan.

Total stock-based compensation expense associated with our incentive plans for the three and six-month periods ended June 30, 2006 amounted to $4.6 million and $7.1 million, respectively. Total stock-based compensation expense for the three and six-month periods ended June 30, 2005 amounted to $3.4 million and $6.8 million, respectively. Total related recognized tax benefits for the three and six-month periods ended June 30, 2006 amounted to $1.7 million and $2.6 million, respectively. Total related recognized tax benefits for the three and six-month periods ended June 30, 2005 amounted to $1.2 million and $2.5 million, respectively.

Below is a summary of the activity in the 1994, 1998 and 2003 plans for the six-month period ended June 30, 2006:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2005	2,239,000	2,711,150	$15.94—$36.93	$24.25
Exercised		(602,450)	$15.94—$29.99	$21.34
Non-qualifying stock options canceled and lapsed	9,500	(9,500)	$31.38	$31.38
Non-qualifying stock options granted	(36,000)	36,000	$45.90—$46.60	$46.48
Performance unit awards canceled	20,000
Performance unit awards granted	(656,500)
Restricted stock award canceled	3,000
Restricted stock awards granted	(14,000)

June 30, 2006	1,565,000	2,135,200	$15.94—$46.60	$25.41

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

The fair value of each option grant during the three and six-month periods ended June 30, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
Fair values of options granted	$14.77	$	N/A	$14.77	$11.01
Dividend Yield (1)	2.01%		N/A	2.01%	1.97%
Volatility (2)	30.01%		N/A	30.01%	29.58%
Average expected life (in years) (3)	6		N/A	6	6
Risk-free interest rate (4)	5.31%		N/A	5.31%	4.67%

(1)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(2)	The stock volatility is based on historical volatilities of our common stock.
(3)	The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns.
(4)	The risk-free interest rate is based on the U.S. Treasury strip rate with stripped coupon interest for the period equal to the contractual term of the share option grant in effect at the time of grant.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three and six-month periods ended June 30, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and six-month periods ended June 30, 2006 are provided in the following table (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Proceeds from stock options exercised	$1,901	$12,856
Tax benefit related to stock options exercised	$858	$4,661
Intrinsic value of stock options exercised	$2,451	$13,318

The intrinsic value of options exercised during the three and six-month periods ended June 30, 2005 was $0.2 million and $1.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes information about fixed-price stock options at June 30, 2006 (in thousands, except share and per-share amounts):

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options outstanding at 6/30/06	2,135,200	$25.41	$47,968	5.1 years
Options exercisable at 6/30/06	1,799,700	$24.08	$42,829	4.5 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of June 30, 2006 is approximately $1.5 million and is expected to be recognized over a remaining weighted-average period of 2.0 years.

The following table summarizes activity in performance unit awards for the six-month period ended June 30, 2006:

	Performance Unit Awards	Weighted-Average Grant Date Fair Value
Awards outstanding—December 31, 2005	578,000	$27.60
Awards canceled	(260,000)	$24.44
Awards issued to employees	(354,750)	$30.20
Awards granted	656,500	$39.78

Awards outstanding—June 30, 2006	619,750	$40.34

During the six-month period ended June 30, 2006, performance unit awards granted in 2002 and 2003 were canceled as the performance criteria for the awards was not met. In addition, performance unit awards granted in 2004 were earned at 150% resulting in an additional 166,500 units earned. Of the total units earned under the 2004 award, 354,750 shares with a fair value of $15.3 million at the distribution date were issued during the six-month period ended June 30, 2006 with the remaining 129,750 units to be issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2007. Of the total 354,750 shares issued, 15,000 shares with a fair value of $0.7 million at the distribution date were issued during the three-month period ended June 30, 2006. During the six-month period ended June 30, 2006, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 490,000 units to be paid in shares of our common stock. The units will be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period. Distribution of 50% of the earned units will occur upon completion of the two-year measurement period and the remaining 50% of the earned units will occur one year thereafter. There were no performance unit awards granted during the three-month period ended June 30, 2006 or the three or six-month periods ended June 30, 2005. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of June 30, 2006 is approximately $26.6 million and is expected to be recognized over a remaining weighted-average period of 2.0 years.

The following table summarizes activity in non-performance based restricted stock awards for the six-month period ended June 30, 2006:

	Non-Performance Based Restricted Shares	Weighted Average Grant Date Fair Value
Awards outstanding—December 31, 2005	52,000	$35.03
Awards canceled	(3,000)	$36.67
Awards granted	14,000	$46.45

Awards outstanding—June 30, 2006	63,000	$37.49

During 2004, 25,000 shares of non-performance based restricted stock were granted and cliff vest after three years. During 2005, 7,000 and 20,000 shares of non-performance based restricted stock were granted and cliff vest over three and five years, respectively. In the six-month period ended June 30, 2006, 14,000 shares of non-performance based restricted stock were granted and cliff vest after three years. In addition, in the six-month period ended June 30, 2006, a 2005 award of 3,000 shares of non-performance based restricted stock was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. The weighted-average grant date fair value of non-performance based restricted stock granted during the three and six-month periods ended June 30, 2006 was $46.45. There were no non-performance based restricted stock grants during the three-month period ended June 30, 2005. The weighted-average grant date fair value of non-performance based restricted stock granted during the six-month period ended June 30, 2005 was $38.17. Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of June 30, 2006 is approximately $1.6 million and is expected to be recognized over a remaining weighted-average period of 3.0 years.

13. Commitments and Contingencies.

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	3Q 2006	4Q 2006	Sub-total 2006	2007	2008	2009	2010	2011	There- after
Letters of credit and guarantees	$4,812	$6,494	$11,306	$40,398	$8,783	$869	$47	$309	$858

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

In connection with the our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $5.6 million.

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

The Request for Arbitration demanded indemnification by Aventis for certain costs incurred by APPC in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration hearings took place in June 2005, and the arbitration panel appointed in accordance with the ICC rules issued a Partial Award as to the question of liability on March 11, 2006. In this Partial Award, the arbitration tribunal held that (i) the indemnity given by Aventis with respect to remediation and decontamination at the facility was valid and enforceable; (ii) claims by APPC against Aventis based on mercury contamination must be brought within 10 years of the date of the occurrence of such damage; (iii) claims by APPC against Aventis based on contamination by substances other than mercury must be brought by November 18, 2006; and (iv) APPC had not performed fully its obligation to inform Aventis in a timely fashion of certain matters relating to the indemnity, but that the consequence of such failure was not a forfeiture of APPC’s rights under the Agreement. The arbitration tribunal also outlined its interpretation of various requirements of the Agreement related to APPC’s obligation to operate the facility with reasonable care and in compliance with applicable laws and regulations in order to be able to enforce the indemnity, but did not rule on whether APPC had operated the facility in such a manner. The parties were unable to reach a resolution of the dispute in the time period specified by the arbitration tribunal. As a result, the arbitration tribunal has indicated that it will appoint an expert to assist the tribunal in making a determination of the exact amount of the liabilities, if any, owed by Aventis to APPC and other matters at issue in the arbitration. A further hearing on the matter of the expert and other issues is currently scheduled for late September 2006. We continue to believe that we are entitled to be fully indemnified by Aventis for any and all environmental liabilities at the site, but no assurance can be given that we will prevail in the next phase of the arbitration.

APPC is currently engaged in the consultation process required by French law with the Works Council at its facility in Thann, France, related to the potential shutdown of that facility. Under French law, a final decision concerning the potential shutdown of a facility can be made only after the consultation process is completed. Upon completion of the process, APPC would expect to take a pre-tax charge in the range of $100 million, exclusive of any costs related to environmental matters. Under French law, once a facility is closed, a redevelopment plan is to be developed by the operator and local stakeholders. The redevelopment plan would impact any environmental remediation plan for the site. At this time, no redevelopment plan has been developed and it is not possible to predict what redevelopment or remediation activities the French government may require at the site as the regulations do not define specific requirements. Since environmental matters are subject to many uncertainties, the costs of environmental remediation could be significant, but cannot be quantified at this time. In any event, we believe that we are entitled to be fully indemnified by Aventis for all such environmental liabilities, but no assurance can be given that we ultimately will prevail against Aventis.

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

14. In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” the following information is provided for interim domestic and foreign pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,927	$4,761	$5,659	$9,612
Interest cost	7,228	7,439	14,689	14,931
Expected return of assets	(9,630)	(10,881)	(19,574)	(21,807)
Amortization of Unrecognized Amounts:
Net transition asset	(3)	(2)	(5)	(4)
Prior service (benefit) cost	(408)	115	(483)	230
Net loss	3,285	2,086	5,980	4,172

Total net periodic pension benefit cost	$3,399	$3,518	$6,266	$7,134

Also, during the three-month period ended June 30, 2006, a plan in the Netherlands was favorably settled in the amount of approximately $0.3 million in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” which is not reflected in the table above. This settlement is in connection to a collective bargaining agreement with the employees’ authorized representatives for our Netherlands operations. In fourth quarter of 2005, we made plan changes that modified projected obligations for certain transition benefits under this defined benefit plan and adopted a new plan for specified Netherlands participants, which is similar to a collective defined contribution plan. The new plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specified benefits to specific individuals in return for fixed amount of premiums. Our obligation under this new plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexation) and administrative costs for the overall plan.

We made a $0.2 million contribution to a foreign funded pension plan during the six-month period ended June 30, 2006. We expect to contribute another $0.2 million to the foreign funded pension plan during the remainder of 2006. We did not make any contributions to our domestic pension plans during the six-month period ended June 30, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$192	$468	$418	$937
Interest cost	1,023	1,097	1,958	2,195
Expected return of assets	(132)	(120)	(265)	(240)
Plan curtailment gain*	—	(5,603)	—	(5,603)
Amortization of Unrecognized Amounts:
Prior service benefit	(976)	(358)	(1,953)	(716)
Net loss	272	96	389	192

Total net periodic postretirement benefit cost (credit)	$379	$(4,420)	$547	$(3,235)

*	The three and six-month periods ended June 30, 2005 include a curtailment gain amounting to $5.6 million ($3.6 million after income taxes, or seven cents per-share) that relates to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments.

15. Recently Issued Accounting Pronouncements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” or FIN No. 48. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The guidance will become effective as of the beginning of the company’s fiscal year beginning after December 15, 2006. We are currently evaluating what impact the adoption of FIN No. 48 will have on our reported results of operations.

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

2006 Outlook

Polymer Additives

During the second half of the year, we expect stable volumes and continued pricing initiatives to offset raw material and energy costs that continue to rise.

We are continuing our progress in establishing a presence in China as a foundation for expanding our business in Asia. Our technology center in Nanjing is expected to be operational by late 2006. This center will provide technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we plan to build a phosphorous flame retardant plant in Nanjing, which should be fully operational in the second half of 2007. We would produce two of our phosphorous flame retardants at this site to serve the growing Asian construction and electronic markets.

We will continue our efforts to educate manufacturers and the public about the safety and benefits of our flame-retardants. Various groups continue to evaluate the impact of brominated flame-retardants on the environment and we intend to continue our support of sound scientific testing of these materials.

Catalysts

We continue to operate in essentially a “sold out” position in both our fluidized catalytic cracking, or FCC, and hydroprocessing, or HPC, catalysts product lines. We expect strong HPC catalysts volumes for the third quarter, dropping off moderately in the fourth quarter as new diesel sulfur specifications went into effect mid-year. In addition, as oil prices remain elevated, we believe refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. We have begun construction on our new HPC catalysts plant at Bayport, Texas, which is expected to be operational in early 2007. This plant will add approximately 10,000 metric tons to our capacity.

Our focus in FCC catalysts is on improving margins by driving price increases to support the value these products bring to the market. In 2005, we announced the first significant price increase for these catalysts in over ten years and have focused intently in 2006 on achieving these increases. We believe that this price increase, along with announced surcharges, will help offset the increasing raw material and energy costs to manufacture these catalysts and will allow margin recovery and expansion for these catalysts.

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

Fine Chemicals

We expect to continue the turnaround of our fine chemicals segment in the second half of 2006; however, increased profitability may come at the expense of lower sales. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business. Our goal is to profitably grow our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We will also continue our focus on developing our fine chemistry services business. Our new products pipeline in this business has approximately doubled in the last three years, allowing us to develop preferred outsourcing positions serving leading chemical innovators in diverse industries.

We remain confident in continuing to generate growth in profitable niche products leveraged from this service business. Last quarter we announced the initiation of the consultation process required by French law with the Works Council at our facility in Thann, France related to the potential shutdown of that facility. Upon completion of the process, we would expect to take a pre-tax charge in the range of $100 million, exclusive of any costs related to environmental matters. Since environmental matters are subject to many uncertainties, the costs of any environmental remediation at this facility could be significant, but cannot be quantified at this time. As we have previously stated, we believe that we are entitled to be fully indemnified for all such environmental liabilities, but no assurance can be given that we will prevail in any proceeding’s seeking indemnification.

We are optimistic for the prospects of our plant in Orangeburg, South Carolina, that we recently converted into a multi-purpose asset, enabling us to take advantage of new products commercializing from our research and development pipeline. We will continue to explore other similar ways to profitably redeploy assets where possible.

Corporate and Other

We are in the final stages of completing the implementation of a Belgian-based European trading company that will allow us to centralize certain European activities at a single focal point and pay down external debt faster than we would otherwise. We estimate the benefit of this structure to provide approximately $1 million monthly, or $12 million annually, in tax savings on a sustainable basis beginning in the third quarter of this year. As part of this trading company structure, we have relocated certain of our long-term debt, approximately $128 million, from the U.S. to Europe, where we will be able to use lower-taxed foreign earnings to repay it locally.

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

Second Quarter 2006 Compared with Second Quarter 2005

	Three Months Ended June 30,
Selected Financial Data (Unaudited)	2006	2005	Percentage Change
	(In millions, except percentages and per-share amounts)
Net sales	$568.8	$502.8	13%

Cost of goods sold	437.4	397.6	10%
As a percentage of net sales	76.9%	79.1%

Gross profit	131.4	105.2	25%
As a percentage of net sales	23.1%	20.9%

Selling, general and administrative and research and development expenses	73.4	64.0	15%
As a percentage of net sales	12.9%	12.7%

Effective tax rate	25.3%	38.8%

Net income available for common shareholders	$43.3	$32.1	35%

Basic earnings per-share	$0.92	$0.69
Diluted earnings per-share	$0.89	$0.67

Net Sales

For the three-month period ended June 30, 2006, we recorded net sales of $568.8 million, an increase of $66.0 million, or 13%, compared to net sales of $502.8 million for the three-month period ended June 30, 2005. This increase was due primarily to improved pricing and increased volume in our Catalysts and Polymer Additives segments, partially offset by reduced volumes in our Fine Chemicals segment and by the effects of unfavorable foreign exchange rates. Overall prices increased 9% and volumes grew 5% compared to the same period last year.

Polymer Additives’ net sales increased $24.1 million, or 12%, for the three-month period ended June 30, 2006 compared to the same period in 2005. Compared to last year, prices rose 12% and volume grew 1%. Catalysts’ net sales increased $46.7 million, or 32%, due mainly to a 4% increase in prices and a 29% increase in volume. Fine Chemicals’ net sales decreased $4.8 million, or 3%, primarily due to reduced volumes of 12% offset by improved pricing of 10%. Offsetting these revenue increases were the effects of unfavorable foreign exchange rates in all segments. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Results” below.

Gross Profit

For the three-month period ended June 30 2006, our gross profit increased $26.2 million to $131.4 million, or 25%, from the corresponding 2005 period due to increased volume and improved pricing. These increases were partially offset by increased manufacturing cost, raw material cost, and the effect of unfavorable foreign exchange rates. Our gross profit margin for the three-month period ended June 30, 2006 increased to 23.1% from 20.9% for the corresponding period in 2005.

Selling, General and Administrative and Research and Development Expenses

For the three-month period ended June 30 2006, our selling, general and administrative, or SG&A, expenses and research and development, or R&D, expenses increased $9.4 million, or 15%, from the three-month period ended June 30, 2005. This increase was primarily due to higher SG&A costs from increased consulting fees related to the implementation of a Belgian-based trading company, and increased wages and incentive compensation. As a percentage of net sales, SG&A and R&D were 12.9% in the three-month period ended June 30, 2006 versus 12.7% in the three-month period ended June 30, 2005.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2006 amounted to $12.0 million, an increase of $1.9 million from $10.1 million in the three-month period ended June 30, 2005. This increase was primarily due to the impact of $1.6 million for the consolidation of Jordan Bromine Company Limited, or JBC, effective August 1, 2005 and higher rates on our average outstanding debt in the 2006 period.

Other (Expenses) Income, Net

For the three-month period ended June 30, 2006, our other (expenses) income, net amounted to ($2.3 million), an increase of $2.4 million from the three-month period ended June 30, 2005. This increase was primarily due to a foreign exchange adjustment of approximately $3.0 million on foreign denominated debt at JBC.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended June 30, 2006, our effective income tax rate was 25.3%, down from 38.8% for the three-month period ended June 30, 2005. This decrease is due primarily to the effects of foreign subsidiaries’ earnings, which were permanently reinvested, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations.

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended June 30, 2006, minority interests’ share of net income was $0.4 million compared to $1.0 million in the same period last year. Our minority interests in income of consolidated subsidiaries included the minority ownership charges for Stannica LLC, or Stannica, and JBC as compared to the three-month period ended June 30, 2005, when only the minority ownership charges of Stannica were included. More than offsetting the inclusion of JBC in 2006 is the minority interest portion of the foreign exchange adjustment on foreign denominated debt at JBC, see Other (Expenses) Income, Net above.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $11.1 million for both three-month periods ended June 30, 2006 and 2005. The three-month period ended June 30, 2005 included equity income of $4.6 million for our portion of JBC’s earnings. Offsetting the decrease due to the consolidation of JBC in 2006, was an increase in the equity income of our Catalysts’ segment joint ventures of $4.1 million, which had strong sales and improved pricing.

Net Income

Our net income increased 35% to $43.3 million in the three-month period ended June 30, 2006 from $32.1 million in the three-month period ended June 30, 2005 primarily due to increased sales, improved margins, and reduced taxes.

Segment Results

	Three months ended June 30,		Percentage Change
	2006	2005
	(In millions, except percentages)
Segment net sales:

Polymer Additives	$228.6	$204.5	12%
Catalysts	194.0	147.3	32%
Fine Chemicals	146.2	151.0	(3)%

Total segment net sales	$568.8	$502.8	13%

Segment income (loss):

Polymer Additives	$39.2	$28.4	38%
Catalysts	29.5	24.3	21%
Fine Chemicals	13.8	14.9	(7)%
Corporate & Other	(13.8)	(11.5)	20%

Total segment income	$68.7	$56.1	22%

Segment income (losses) includes equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries. See Note 11 in the Notes to the Condensed Consolidated Financial Statements.

Polymer Additives

The Polymer Additives segment recorded net sales for the three-month period ended June 30, 2006 of $228.6 million, up $24.1 million, or 12%, versus the three-month period ended June 30, 2005. Our brominated, mineral, and phosphorous flame retardant portfolios volumes were flat; however, pricing in these portfolios improved 15%. Net sales improved in stabilizers and curatives as volumes increased 5% and prices improved 6%. Segment income increased 38%, or $10.8 million, to $39.2 million due mainly to improved pricing and increased volume, partially offset by increased manufacturing costs and the effect of unfavorable foreign exchange rate, for the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005, which included a special gain item of $2.2 million.

Catalysts

Our Catalysts segment recorded net sales for the three-month period ended June 30, 2006 of $194.0 million, up $46.7 million, or 32%, versus the three-month period ended June 30, 2005, due mainly to a 4% pricing improvement and increased volume of 27% in refinery catalysts. These increases were offset in part by lower volumes in our polyolefin catalysts. Segment income increased 21%, or $5.2 million, to $29.5 million due mainly to higher pricing and increased volume offset by increased raw material cost and higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas, polyolefin catalysts plant, for the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005, which included a special item gain of $0.6 million. In addition, equity income of our Catalysts joint ventures increased $4.0 million compared to the same period last year, due to strong sales and improved pricing.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended June 30, 2006 were $146.2 million, down $4.8 million, or 3%, versus the three-month period ended June 30, 2005. This decrease was due mainly to reduced volume of the bromine portfolio and our fine chemistry services of 10% and 17%, respectively, partially offset by pricing improvements of 16% across the bromine portfolio. Prices remained flat in our fine chemistry services business. Fine Chemicals segment income for the three-month period ended June 30, 2006 was $13.8 million, down $1.1 million, or 7%, from the three-month period ended June 30, 2005, due mainly to a special item gain of $2.2 million in 2005, increased raw material and manufacturing costs partially offset by improved pricing.

Corporate and Other

For the three-month period ended June 30, 2006, our Corporate and Other expenses increased $2.3 million, or 20%, to $13.8 million from the three-month period ended June 30, 2005. This increase was primarily due to the higher SG&A costs related to increased consulting fees and increased wages and incentive compensation partially offset by the minority interest portion of the foreign exchange adjustment on foreign denominated debt at JBC.

Six-Months 2006 Compared with Six-Months 2005

	Six Months Ended June 30,
Selected Financial Data (Unaudited)	2006	2005	Percentage Change
	(In millions, except percentages and per-share amounts)
Net sales	$1,176.2	$1,012.7	16%

Cost of goods sold	922.4	800.2	15%
As a percentage of net sales	78.4%	79.0%

Gross profit	253.8	212.5	19%
As a percentage of net sales	21.6%	21.0%

Selling, general and administrative and research and development expenses	142.7	132.0	8%
As a percentage of net sales	12.1%	13.0%

Effective tax rate	25.7%	38.3%

Net income available for common shareholders	$77.7	$56.4	38%

Basic earnings per-share	$1.65	$1.22
Diluted earnings per-share	$1.60	$1.19

Net Sales

For the six-month period ended June 30, 2006, we recorded net sales of $1,176.2 million, an increase of $163.5 million, or 16%, compared to the net sales of $1,012.7 for the six-month period ended June 30, 2005. This increase was mainly due to improved pricing and increased volume in our Polymer Additives and Catalysts segments and improved pricing in our Fine Chemicals segment, partially offset by the effects of unfavorable foreign exchange rates. Overall prices increased 12% and volumes grew 7% compared to the same period last year.

Polymer Additives’ net sales increased $48.0 million, or 12%, for the six-month period ended June 30, 2006 compared to the same period in 2005. Compared to last year, prices rose 12% and volume grew 3%. Catalysts’ net sales increased $109.3 million, or 34%, due mainly to an 11% increase in prices and a 27% increase in volume. Fine Chemicals’ net sales increased $6.2 million, or 2%, primarily due to improved pricing of 12%; however, this increase was partially offset by reduced volumes of 7%. Offsetting these revenue increases were the effects of unfavorable foreign exchange rates in all segments. For a detailed discussion of revenues and segment income before taxes for each segment and division see “Segment Results” below.

Gross Profit

For the six-month period ended June 30, 2006, our gross profit increased $41.3 million to $253.8 million, or 19%, from the corresponding 2005 period due to increased volume and improved pricing. These increases were partially offset by increased raw material and manufacturing costs, and the effect of unfavorable foreign exchange rates. In addition, our Catalysts segment had higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas polyolefin catalysts plant. Our gross profit margin for the six-month period ended June 30, 2006 increased nominally to 21.6% from 21.0% for the corresponding period in 2005.

Selling, General and Administrative and Research and Development Expenses

For the six-month period ended June 30, 2006, our SG&A and R&D expenses increased $10.7 million, or 8%, from the six-month period ended June 30, 2005. This increase was primarily due to higher SG&A costs from increased consulting fees related to the implementation of a Belgian-based trading company, and increased wages and incentive compensation. As a percentage of net sales, SG&A and R&D were 12.1% in the six-month period ended June 30, 2006 versus 13.0% in the six-month period ended June 30, 2005.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2006 amounted to $22.7 million, an increase of $2.3 million from $20.4 million in the six-month period ended June 30, 2005. This increase was primarily due to the consolidation of JBC effective August 1, 2005 and the impact of $2.5 million in the six-month period ended June 30, 2006 on our interest and financing expenses from the inclusion of the debt of JBC. The higher interest and financing expenses were also impacted by higher rates on our average outstanding debt in the 2006 period. Interest and financing expenses for 2005 included the write-off of $1.4 million of deferred financing expenses associated with a $450.0 million 364-day bridge loan that we retired on January 20, 2005.

Other (Expenses) Income, Net

For the six-month period ended June 30, 2006, our other (expenses) income, net amounted to $1.4 million, an increase of $1.9 million from the six-month period ended June 30, 2005. This increase was primarily due to a foreign exchange adjustment of approximately $3.0 million on foreign denominated debt at JBC.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the six-month period ended June 30, 2006, our effective income tax rate was 25.7%, down from 38.3% for the six-month period ended June 30, 2005. This decrease is due primarily to the effects of foreign subsidiaries’ earnings, which were permanently reinvested, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations.

Minority Interests in Income of Consolidated Subsidiaries

For the six-month period ended June 30, 2006, minority interests’ share of net income was $3.6 million compared to $2.5 million in the same period last year. Our minority interests in income of consolidated subsidiaries included the minority ownership charges for Stannica and JBC as compared to the six-month period ended June 30, 2005, when only the minority ownership charges of Stannica were included, as JBC was an unconsolidated investment for that period. Partially offsetting the inclusion of JBC is the minority interest benefit of the foreign exchange adjustment on foreign denominated debt at JBC.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments decreased to $16.6 million from $18.5 million due to the consolidation of JBC in the six-month period ended June 30, 2006. The six-month period ended June 30, 2005 included equity income of $6.5 million for our portion of JBC’s earnings. Partially offsetting this decrease was an increase in the equity income of our Catalysts’ segment joint ventures of $4.0 million, which had strong sales and improved pricing.

Net Income

Our net income increased 38% to $77.7 million in the six-month period ended June 30, 2006 from $56.4 million in the six-month period ended June 30, 2005 primarily due to increased sales, improved margins, and reduced taxes.

Segment Results

	Six months ended June 30,		Percentage Change
	2006	2005
	(In millions, except percentages)
Segment net sales:

Polymer Additives	$450.5	$402.5	12%
Catalysts	429.4	320.1	34%
Fine Chemicals	296.3	290.1	2%

Total segment net sales	$1,176.2	$1,012.7	16%

Segment income (loss):

Polymer Additives	$70.5	$50.7	39%
Catalysts	54.8	49.4	11%
Fine Chemicals	23.5	26.4	(11)%
Corporate & Other	(24.7)	(25.2)	(2)%

Total segment income	$124.1	$101.3	23%

Segment income (losses) includes equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries. See Note 11 in the Notes to the Condensed Consolidated Financial Statements.

Polymer Additives

The Polymer Additives segment recorded net sales for the six-month period ended June 30, 2006 of $450.5 million, up $48.0 million, or 12%, versus the six-month period ended June 30, 2005. Our brominated, mineral and phosphorous flame retardant portfolios experienced 3% volume increases and 14% pricing improvements. Net sales improved in stabilizers and curatives as volumes increased 6% and prices improved 3%. Segment income increased 39%, or $19.8 million, to $70.5 million due mainly to improved pricing and increased volume, partially offset by increased manufacturing costs and the effect of unfavorable foreign exchange rate, for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005, which included a special gain item of $2.2 million.

Catalysts

Our Catalysts segment had net sales for the six-month period ended June 30, 2006 of $429.4 million, up $109.3 million, or 34%, versus the six-month period ended June 30, 2005, due mainly to a 11% pricing improvement and increased volume of 27% in refinery catalysts. These increases were offset in part by lower volumes in our polyolefin catalysts. Segment income increased 11%, or $5.4 million, to $54.8 million due mainly to higher pricing and increased volume offset by increased raw material cost and higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas, polyolefin catalysts plant, for the six-month period ended June 30, 2006 as compared to the six-month period ended June 30, 2005, which included a special item gain of $0.6 million. In addition, equity income of our Catalysts joint ventures increased $4.0 million compared to the same period last year, due to strong sales and improved pricing.

Fine Chemicals

Fine Chemicals segment net sales for the six-month period ended June 30, 2006 were $296.3 million, up $6.2 million, or 2% versus the six-month period ended June 30, 2005. This increase was due mainly to pricing improvements of 13% across the bromine portfolio and increased prices of 3% in our fine chemistry services with reduced volume of 2% and 10%, respectively, partially offsetting the increase. Segment income decreased 11%, or $2.9 million, to $23.5 million for the six-month period ended June 30, 2006 from the six-month period ended June 30, 2005, due mainly to a special item gain of $2.2 million in 2005, and increased raw material and manufacturing costs, partially offset by improved pricing.

Corporate and Other

For the six-month period ended June 30, 2006, our Corporate and Other expenses decreased $0.5 million, or 2%, to $24.7 million for the six-month period ended June 30, 2005. This decrease was primarily due to the minority interest portion of the foreign exchange adjustment on foreign denominated debt at JBC partially offset by higher SG&A costs related to increased consulting fees and increased wages.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

We expect activity levels to continue to increase over the next twelve to twenty-four months. The increase in activity may cause working capital to increase. We have initiated a program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our revolving credit facility, which is discussed below, to be sufficient to fund working capital requirements. Identified capital expenditure projects for the remainder of 2006 are expected to be approximately $50 million to $60 million. These projects are primarily related to new facilities and upgrades and expansions to our existing facilities.

Cash Flow

Our cash balance increased by $40.4 million to $99.0 million at June 30, 2006 from $58.6 million at December 31, 2005. For the six-month period ended June 30, 2006, our continuing operations provided $131.8 million of cash compared to $41.3 million in the six-month period ended June 30, 2005 primarily due to improvements in working capital as a proportion to revenue and an increase in net income. Cash flows from operating activities funded investing activities of $52.1 million, which consisted principally of capital expenditures for plant machinery and equipment improvements. Remaining cash flows from operating activities together with proceeds from borrowings and the exercise of stock options of $130.7 million and $12.9 million, respectively, funded long-term debt repayments of $165.0 million, purchases of our common stock of $9.9 million and quarterly dividends to shareholders. This resulted in net cash used by financing activity of $44.9 million.

Net current assets increased $61.7 million to $513.5 million at June 30, 2006 from $451.7 million at December 31, 2005. The increase in net current assets was related to increased activity and was due primarily to an increase in cash and accounts receivable.

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

For additional funding and liquidity purposes, we currently maintain a senior credit agreement with financial institutions that consists of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In June 2006, we amended our senior credit facilities to add certain additional subsidiary borrowers located outside the U.S. and to allow borrowings by those our foreign subsidiaries to be denominated in currencies other than the U.S. dollar. Key terms of this agreement remain unchanged. There were no borrowings outstanding under the revolving credit facility and an aggregate of $357.1 million equivalent outstanding under the five-year term loan facility at June 30, 2006. The aggregate of

$357.1 million equivalent outstanding was comprised of $235.5 million of borrowings denominated in U.S. dollars borrowed by domestic subsidiaries and €97.0 million ($121.6 million based on the applicable exchange rate on June 30, 2006) of borrowings denominated in Euros borrowed by subsidiaries in Germany and the Netherlands. Borrowings under the five-year term loan facility bear interest at variable rates, which was a weighted average of 5.20% at June 30, 2006. The $450.0 million five-year term loan facility is payable in quarterly installments of $7.4 million and €3.0 million ($3.8 million based on the applicable exchange rate on June 30, 2006) through June 30, 2008, and quarterly payments of $58.9 million and €24.2 million ($30.4 million based on the applicable exchange rate on June 30, 2006) at September 30, 2008, December 31, 2008 and March 31, 2009.

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

The noncurrent portion of our long-term debt amounted to $748.3 million at June 30, 2006, compared to $775.9 million at the end of 2005. In addition, at June 30, 2006, we had the ability to borrow an additional $395.3 million under our various credit arrangements.

Capital expenditures for the six-month period ended June 30, 2006 of $49.0 million were approximately 35% higher than the 2005 level of $36.2 million. Our capital spending program in 2006 is expected to be approximately $100 million to $110 million with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. We expect our capital spending program to be approximately $80 to $90 million in 2007 and 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements (in thousands):

	3Q 2006	4Q 2006	Sub-total 2006	2007	2008	2009	2010	2011	There- after
Long-term debt obligations	$12,169	$12,169	$24,338	$48,786	$205,234	$129,587	$4,861	$341,267	$25,773
Capital lease obligation	—	1,419	1,419	2,963	3,135	3,317	3,509	3,711	1,935
Expected interest payments on long-term debt obligations*	9,229	11,135	20,364	35,672	32,220	20,538	19,156	18,693	55,860
Operating lease obligations (rental)	2,567	2,567	5,134	6,595	4,893	3,679	3,326	3,097	22,977
Take or pay / throughput agreements	50,760	50,760	101,520	14,054	8,788	6,895	6,514	6,029	21,014
Letters of credit and guarantees	4,812	6,494	11,306	40,398	8,783	869	47	309	858
Capital projects	23,459	5,695	29,154	15,260	627	690	627	—	—
Additional investment commitment payments	—	48	48	117	51	21	20	—	—
Natural gas contracts	2,974	904	3,878	—	—	—	—	—	—

Total	$105,970	$91,191	$197,161	$163,845	$263,731	$165,596	$38,060	$373,106	$128,417

*	These amounts are based on a weighted-average interest rate of 5.5% for term loans and the revolving credit facility, 5.1% for variable rate long-term debt obligations and a capital lease and an interest rate of 5.1% for the senior notes for 2006. The weighted average rate for years 2007 and thereafter are 6.25% for term loans and the revolving credit facility and 4.6% for the variable rate long-term debt obligations and a capital lease and an interest rate of 5.1% for the senior notes.

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

We had outstanding variable interest rate borrowings at June 30, 2006 of $398.4 million, bearing an average interest rate of 5.08%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million. Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At June 30, 2006, there were unrealized losses of approximately $1.9 million ($1.2 million after income taxes) in accumulated other comprehensive income (loss) that remain to be expensed.

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

Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At June 30, 2006, there were unrealized losses of approximately $1.0 million ($0.6 million after income taxes). Realized natural gas hedge losses for the six-month period ended June 30, 2006 were nominal. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Request for Arbitration demanded indemnification by Aventis for certain costs incurred by APPC in connection with any environmental claims of the French government for the APPC facility and a declaratory judgment as to the liability of Aventis under the Agreement for costs to be incurred in the future by APPC in connection with such claims. Arbitration hearings took place in June 2005, and the arbitration panel appointed in accordance with the ICC rules issued a Partial Award as to the question of liability on March 11, 2006. In this Partial Award, the arbitration tribunal held that (i) the indemnity given by Aventis with respect to remediation and decontamination at the facility was valid and enforceable; (ii) claims by APPC against Aventis based on mercury contamination must be brought within 10 years of the date of the occurrence of such damage; (iii) claims by APPC against Aventis based on contamination by substances other than mercury must be brought by November 18, 2006; and (iv) APPC had not performed fully its obligation to inform Aventis in a timely fashion of certain matters relating to the indemnity, but that the consequence of such failure was not a forfeiture of APPC’s rights under the Agreement. The arbitration tribunal also outlined its interpretation of various requirements of the Agreement related to APPC’s obligation to operate the facility with reasonable care and in compliance with applicable laws and regulations in order to be able to enforce the indemnity, but did not rule on whether APPC had operated the facility in such a manner. The parties were unable to reach a resolution of the dispute in the time period specified by the arbitration tribunal. As a result, the arbitration tribunal has indicated that it will appoint an expert to assist the tribunal in making a determination of the exact amount of the liabilities, if any, owed by Aventis to APPC and other matters at issue in the arbitration. A further hearing on the matter of the expert and other issues is currently scheduled for late September 2006. We continue to believe that we are entitled to be fully indemnified by Aventis for any and all environmental liabilities at the site, but no assurance can be given that we will prevail in the next phase of the arbitration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three months ended June 30, 2006:

Period	Total Number of Shares Repurchased	Average Price Paid Per-Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
April 1, 2006 to April 30, 2006	—	—	—	—
May 1, 2006 to May 31, 2006	—	—	—	—
June 1, 2006 to June 30, 2006	19,800	$45.74	19,800	3,649,946

Total	19,800	$45.74	19,800	3,649,946

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

Item 6. Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: August 7, 2006	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)