Form 10-Q
period 2006-09-30
ALBEMARLE CORP
filed 2006-11-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2006

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

Number of shares of common stock, $.01 par value, outstanding as of November 1, 2006: 47,483,818

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$607,818	$506,605	$1,783,969	$1,519,324
Cost of goods sold	459,590	406,994	1,381,904	1,207,224

Gross profit	148,228	99,611	402,065	312,100
Selling, general and administrative expenses	58,000	50,423	178,055	161,118
Research and development expenses	11,549	10,107	34,192	31,429
Loss on Thann facility divestiture	89,175	—	89,175	—
Benefit plan curtailment gain and other special charges	—	—	—	(4,868)

Operating (loss) profit	(10,496)	39,081	100,643	124,421
Interest and financing expenses	(10,759)	(10,882)	(33,415)	(31,270)
Other income (expenses), net	1,007	534	(370)	1,100

(Loss) income before income taxes, minority interests and equity in net income of unconsolidated investments	(20,248)	28,733	66,858	94,251
Income tax (benefit) expense	(23,330)	4,502	(952)	29,590

Income before minority interests and equity in net income of unconsolidated investments	3,082	24,231	67,810	64,661
Minority interests in income of consolidated subsidiaries (net of tax)	(5,176)	(2,063)	(8,795)	(4,575)
Equity in net income of unconsolidated investments (net of tax)	4,383	4,124	20,977	22,583

Net income	$2,289	$26,292	$79,992	$82,669

Basic earnings per-share	$0.05	$0.56	$1.69	$1.79

Diluted earnings per-share	$0.05	$0.55	$1.65	$1.74

Cash dividends declared per-share of common stock (Note 7)	$0.18	$—	$0.51	$0.46
Weighted-average common shares outstanding - basic	47,377	46,607	47,266	46,242
Weighted-average common shares outstanding - diluted	48,649	48,014	48,504	47,642

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$89,575	$58,570
Trade accounts receivable, less allowance for doubtful accounts (2006 - $758; 2005 - $663)	384,721	351,989
Other accounts receivable, less allowance for doubtful accounts (2005 - $350)	45,391	35,474
Inventories (Note 8)	385,804	411,023
Deferred income taxes and prepaid expenses	26,763	16,607

Total current assets	932,254	873,663

Property, plant and equipment, at cost	2,131,189	2,194,878
Less accumulated depreciation and amortization	1,166,838	1,228,061

Net property, plant and equipment	964,351	966,817
Prepaid pension assets	182,656	187,360
Investments	114,012	92,933
Other assets and deferred charges	23,543	32,000
Goodwill	242,718	238,425
Other intangibles, net of amortization	153,173	156,045

Total assets	$2,612,707	$2,547,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$209,373	$222,142
Current portion of long-term debt	51,743	57,564
Accrued expenses	139,238	118,564
Dividends payable	8,087	7,034
Income taxes payable	8,461	16,613

Total current liabilities	416,902	421,917

Long-term debt	733,248	775,889
Postretirement benefits	60,621	63,350
Pension benefits	56,313	51,998
Other noncurrent liabilities	119,701	109,864
Deferred income taxes	196,219	193,950
Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 47,346 in 2006 and 46,750 in 2005	473	467
Additional paid-in capital	200,055	189,887
Accumulated other comprehensive income	45,448	12,047
Retained earnings	783,727	727,874

Total shareholders’ equity	1,029,703	930,275

Total liabilities and shareholders’ equity	$2,612,707	$2,547,243

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash and cash equivalents at beginning of year	$58,570	$46,390

Cash flows from operating activities:
Net income	79,992	82,669
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	86,015	86,197
Loss on Thann facility divestiture	89,175	—
Stock-based compensation expense	11,517	6,366
Minority interests in income of consolidated subsidiaries	8,795	4,575
Equity in net income of unconsolidated investments	(20,977)	(22,583)
Working capital changes, net of the effects of acquisitions, the Thann facility divestiture and the consolidation of Jordan Bromine Company Limited	(42,135)	(44,199)
Dividends received from unconsolidated investments and nonmarketable securities	4,965	9,895
Decrease in prepaid pension assets	4,704	1,777
Deferred income tax (benefit)	(10,385)	(21,103)
Other, net	4,192	(9,575)

Net cash provided from operating activities	215,858	94,019

Cash flows from investing activities:
Capital expenditures	(73,103)	(50,594)
Acquisitions	(25,000)	(7,553)
Cash transferred and payments related to the Thann facility divestiture	(13,947)	—
Investments in marketable securities	(3,342)	(36)
Investments in unconsolidated investments and nonmarketable securities	(168)	(3,088)
Proceeds from liquidation of unconsolidated investment and sale of nonmarketable security	—	1,058
Other	—	80

Net cash (used in) investing activities	(115,560)	(60,133)

Cash flows from financing activities:
Repayments of long-term debt	(184,181)	(617,897)
Proceeds from borrowings	133,810	147,639
Dividends paid to shareholders	(23,086)	(18,992)
Purchases of common stock	(14,694)	—
Proceeds from exercise of stock options	13,694	2,893
Tax benefit realized from stock-based compensation arrangements	6,017	—
Dividends paid to minority interest	(3,600)	(2,200)
Proceeds from issuance of senior notes	—	324,665
Proceeds from issuance of common stock	—	147,862
Payment of financing costs	—	(2,306)
Net receipt on treasury lock agreements	—	196

Net cash (used in) financing activities	(72,040)	(18,140)

Net effect of foreign exchange on cash and cash equivalents	2,747	(14,277)

Increase in cash and cash equivalents	31,005	1,469

Cash and cash equivalents at end of period	$89,575	$47,859

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,289	$26,292	$79,992	$82,669
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on hedging derivatives	390	14	(242)	420
Unrealized gain on securities available for sale	25	1	15	16
Realized (loss) on treasury lock agreements	—	—	—	(932)
Amortization of realized loss on treasury lock agreements	35	35	103	92
Minimum pension liability	(6)	—	357	—
Foreign currency translation adjustment	4,141	(12,806)	33,168	(22,369)

Other comprehensive income (loss)	4,585	(12,756)	33,401	(22,773)

Comprehensive income	$6,874	$13,536	$113,393	$59,896

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of September 30, 2006 and December 31, 2005, our condensed consolidated results of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and our condensed consolidated cash flows for the nine-month periods ended September 30, 2006 and 2005. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission, or the SEC, on March 15, 2006. The December 31, 2005 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. Cost of goods sold includes foreign exchange transaction (losses) gains of ($0.6 million) and $0.5 million, and $0.1 million and ($0.9 million) for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively.

3. The three and nine-month periods ended September 30, 2006 include a charge amounting to $89.2 million ($58.4 million after income taxes, or $1.20 per-share) that relates to the divestiture of the Thann, France facility to International Chemical Investors S.A. (“ICIG”) effective August 31, 2006. The charge is principally due to the write-off of net asset values and other exit costs. The charge and related assets and liabilities transferred are reported in our Fine Chemicals segment under Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Certain product lines previously manufactured at the Thann site remained with us and are expected to generate continuing cash flows.

The nine-month period ended September 30, 2005 includes a curtailment gain amounting to $5.6 million ($3.6 million after income taxes, or seven cents per-share) that relates to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments as well as a charge of $0.7 million ($0.5 million after income taxes, or one cent per-share) for the potential settlement of future legal claims with respect to certain future asbestos premises liability claims.

4. Interest and financing expenses for the nine-month period ended September 30, 2005 include the write-off of deferred financing expenses totaling $1.4 million ($0.9 million net of income taxes, or two cents per-share), associated with the 364-day bridge loan that was retired using the proceeds from our January 2005 public offering of senior notes and common stock.

5. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.6	1.1	0.3	0.6
Tax rate changes	15.2	—	(4.6)	—
Effect of minority interests in income of consolidated subsidiaries	2.7	(2.5)	(2.3)	(1.7)
Extraterritorial income exclusion	1.9	(1.0)	(1.5)	(1.5)
Depletion	2.4	(1.5)	(1.7)	(1.5)
Domestic production deduction	(1.2)	(0.5)	—	(0.4)
Permanent investment of foreign income (a)	46.9	—	(21.1)	—
Impacts of foreign earnings (b)	16.4	(14.7)	(7.3)	0.6
Other items, net	(4.7)	(0.2)	1.8	0.3

Effective income tax rate	115.2%	15.7%	(1.4)%	31.4%

(a)	Permanent investment of foreign income includes the benefits of foreign earnings which management has designated as permanently reinvested as well as an increase in foreign-based income subject to lower tax rates.
(b)	The improvement in tax rate impacts of foreign earnings relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations.

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. Changes in our effective tax rate are primarily due to the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge, management’s decision to permanently reinvest the earnings of certain foreign subsidiaries, tax rate changes, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations.

6. Basic and diluted earnings per-share for the three-month and nine-month periods ended September 30, 2006 and 2005 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per-share amounts)
Basic earnings per-share
Numerator:
Income available to shareholders, as reported	$2,289	$26,292	$79,992	$82,669

Denominator:
Average number of shares of common stock outstanding	47,377	46,607	47,266	46,242

Basic earnings per-share	$0.05	$0.56	$1.69	$1.79

Diluted earnings per-share
Numerator:
Income available to shareholders, as reported	$2,289	$26,292	$79,992	$82,669

Denominator:
Average number of shares of common stock outstanding	47,377	46,607	47,266	46,242
Shares issuable upon exercise of stock options	1,272	1,407	1,238	1,400

Total shares	48,649	48,014	48,504	47,642

Diluted earnings per-share	$0.05	$0.55	$1.65	$1.74

7. Cash dividends declared for the nine-month period ended September 30, 2006 totaled 51 cents per-share. Cash dividends declared for the three-month period ended September 30, 2006 totaled 18 cents per-share, and included a dividend declared on August 15, 2006 payable on October 1, 2006. Cash dividends declared for the nine-month period ended September 30, 2005 totaled 46 cents per-share. There were no cash dividends declared in the three-month period ended September 30, 2005 due to the timing of the Board of Directors meetings.

8. The following table provides a breakdown of inventories at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(In thousands)
Finished goods	$268,630	$292,158
Raw materials	72,554	72,515
Stores, supplies, and other	44,620	46,350

Total inventories	$385,804	$411,023

9. Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Variable-rate bank loans	$244,017	$389,120
Senior notes	324,721	324,696
Foreign borrowings	184,491	89,951
Capital lease obligation	19,948	17,821
Industrial revenue bonds	11,000	11,000
Miscellaneous	814	865

Total	784,991	833,453
Less amounts due within one year	51,743	57,564

Total long-term debt	$733,248	$775,889

In June 2006, we amended our senior credit facilities to add certain additional subsidiary borrowers located outside the U.S. and to allow borrowings by those foreign subsidiaries to be denominated in currencies other than the U.S. dollar. Key terms of this agreement remain unchanged.

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at September 30, 2006 (in thousands):

Beginning balance at December 31, 2005	$28,896
Additions	1,444
Change in estimate	(100)
Thann divestiture	(659)
Payments	(1,569)
Foreign exchange	1,684

Ending balance at September 30, 2006	$29,696

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $14.0 million before income taxes.

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

On July 3, 2006, we received a Notice of Violation (“NOV”) from the US Environmental Protection Agency Region 4 (“EPA”) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company.

11. Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to reduce our segment (loss) income for the minority interests in income of consolidated subsidiaries. Segment (loss) income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and Jordan Bromine Company Limited. Segment results for the three-month and nine-month periods ended September 30, 2005 have been reclassified to conform to the new presentation. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. The Corporate & Other segment includes corporate-related items not allocated to the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Segment net sales:
Polymer Additives	$240,746	$195,356	$691,176	$597,893
Catalysts	217,366	173,501	646,767	493,629
Fine Chemicals	149,706	137,748	446,026	427,802

Total segment net sales	$607,818	$506,605	$1,783,969	$1,519,324

(Loss) on Thann facility divestiture and other special items (charges):
Polymer Additives	$—	$—	$—	$2,181
Catalysts	—	—	—	560
Fine Chemicals	(89,175)	—	(89,175)	2,240
Corporate & Other	—	—	—	(113)

Total (loss) on Thann facility divestiture and other special items (charges)	$(89,175)	$—	$(89,175)	$4,868

Segment operating (loss) profit:
Polymer Additives	$40,736	$21,860	$112,100	$70,460
Catalysts	35,032	12,837	75,677	52,075
Fine Chemicals	(71,150)	11,836	(45,543)	34,377
Corporate & Other	(15,114)	(7,452)	(41,591)	(32,491)

Total segment operating (loss) profit	$(10,496)	$39,081	$100,643	$124,421

Minority interests in income of consolidated subsidiaries and Equity in net income of unconsolidated investments:
Polymer Additives	$(2,140)	$(62)	$(3,044)	$1,999
Catalysts	3,208	1,929	17,410	12,096
Fine Chemicals	(1,823)	231	(3,972)	4,090
Corporate & Other	(38)	(37)	1,788	(177)

Total minority interests in income of consolidated subsidiaries and equity in net income of unconsolidated investments	$(793)	$2,061	$12,182	$18,008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Segment (loss) income:
Polymer Additives	$38,596	$21,798	$109,056	$72,459
Catalysts	38,240	14,766	93,087	64,171
Fine Chemicals	(72,973)	12,067	(49,515)	38,467
Corporate & Other	(15,152)	(7,489)	(39,803)	(32,668)

Total segment (loss) income	(11,289)	41,142	112,825	142,429
Interest and financing expenses	(10,759)	(10,882)	(33,415)	(31,270)
Other income (expenses), net	1,007	534	(370)	1,100
Income tax benefit (expense)	23,330	(4,502)	952	(29,590)

Net income	$2,289	$26,292	$79,992	$82,669

Segment (loss) income includes the following minority interests in income of consolidated subsidiaries and equity in net income of unconsolidated investments amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(3,333)	$(1,648)	$(6,706)	$(4,160)
Catalysts	—	—	—	—
Fine Chemicals	(1,823)	(415)	(3,972)	(415)
Corporate & Other	(20)	—	1,883	—

Total minority interests in income of consolidated subsidiaries	$(5,176)	$(2,063)	$(8,795)	$(4,575)

Equity in net income of unconsolidated investments:
Polymer Additives	$1,193	$1,586	$3,662	$6,159
Catalysts	3,208	1,929	17,410	12,096
Fine Chemicals	—	646	—	4,505
Corporate & Other	(18)	(37)	(95)	(177)

Total equity in net income of unconsolidated investments	$4,383	$4,124	$20,977	$22,583

Total minority interests in income of consolidated subsidiaries and equity in net income of unconsolidated investments	$(793)	$2,061	$12,182	$18,008

12. Stock-based Compensation Expense.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment,” or SFAS 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

As of January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-Q to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.7 million and $6.0 million for the three and nine-month periods ended September 30, 2006. Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITC 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The application of SFAS 123R had the following effect on September 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per-share amounts):

	Three months Ended September 30, 2006	Nine months Ended September 30, 2006
Operating (loss) profit	$2,436	$3,868
(Loss) income before income taxes, minority interests and equity in net income of unconsolidated investments	2,436	3,868
Net income	1,575	2,488

Basic earnings per-share	$0.03	$0.05

Diluted earnings per-share	$0.04	$0.06

Net cash provided from operating activities	$(744)	$(6,017)
Net cash (used in) financing activities	744	6,017

The impact of SFAS 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006, which was more than offset by a reduction in compensation expense for outstanding performance unit awards as the fair value at grant date was lower than the fair value at the end of the reporting period.

The following table illustrates the effects on net income and earnings per-share for the three and nine-month periods ended September 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards (in thousands, except per-share amounts):

		Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Stock-based compensation (income) expense, net of taxes	as reported	$(277)	$4,025
	pro forma	$25	$4,648

Net income	as reported	$26,292	$82,669
	pro forma	$25,990	$82,046

Basic earnings per-share on net income	as reported	$0.56	$1.79
	pro forma	$0.56	$1.77

Diluted earnings per-share on net income	as reported	$0.55	$1.74
	pro forma	$0.54	$1.70

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of September 30, 2006, no shares of preferred stock have been issued.

Stock Purchases

On January 30, 2006, we entered into Stock Purchase Agreements, with each of Floyd D. Gottwald, Jr. and John D. Gottwald, pursuant to which we agreed to purchase an aggregate of 120,000 shares of our common stock from Floyd D. Gottwald, Jr. and an aggregate of 85,655 shares of our common stock from John D. Gottwald each at a price of $43.66 per share. The purchase price was $0.05 less than the average closing price of a share of our common stock on the New York Stock Exchange for the third through the fifth business days following the date of release to the public of our earnings for the year ended December 31, 2005. The transactions were approved by the Audit Committee of our Board of Directors.

During June 2006, we repurchased an aggregate of 19,800 shares of our common stock in open-market transactions at an average price of $45.74 per share. During the three-month period ended September 30, 2006, we repurchased an aggregate of 90,000 shares of our common stock in open-market transactions at an average price of $53.43 per share. At September 30, 2006, we have authorization from our Board of Directors to purchase an additional 3,559,946 shares of our common stock.

Incentive Plans

At September 30, 2006, we have three existing incentive plans (1994, 1998 and 2003 plans). The plans generally provide for incentive awards payable either in cash or shares of our common stock, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), restricted stock awards and performance unit awards.

Under the 1994 plan, a maximum of 3,200,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 228,400 shares outstanding at September 30, 2006), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 1994 plan.

Under the 1998 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 1,468,400 shares outstanding at September 30, 2006), SARs, or the grant of restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 2,600,000. No further grants or awards can be made under the 1998 plan.

Under the 2003 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 375,500 shares outstanding at September 30, 2006), SARs, or the grant of restricted stock or performance unit awards. At September 30, 2006, 1,571,000 shares were available for issuance pursuant to grants under the 2003 plan.

Total stock-based compensation expense associated with our incentive plans for the three and nine-month periods ended September 30, 2006 amounted to $4.3 million and $11.5 million, respectively. Total stock-based compensation (income) expense for the three and nine-month periods ended September 30, 2005 amounted to ($0.4 million) and $6.4 million, respectively. Total related recognized tax benefits for the three and nine-month periods ended September 30, 2006 amounted to $1.5 million and $4.1 million, respectively. Total related recognized tax (expense) benefits for the three and nine-month periods ended September 30, 2005 amounted to ($0.2 million) and $2.3 million, respectively.

Below is a summary of the activity in the 1994, 1998 and 2003 plans for the nine-month period ended September 30, 2006:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2005	2,239,000	2,711,150	$15.94—$36.93	$24.25
Exercised		(665,350)	$15.94—$29.99	$21.01
Non-qualifying stock options canceled and lapsed	9,500	(9,500)	$31.38	$31.38
Non-qualifying stock options granted	(36,000)	36,000	$45.90—$46.60	$46.48
Performance unit awards canceled	26,000
Performance unit awards granted	(656,500)
Restricted stock award canceled	3,000
Restricted stock awards granted	(14,000)

September 30, 2006	1,571,000	2,072,300	$15.94—$46.60	$25.64

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

No stock options were granted during the three-month period ended September 30, 2006. The fair value of each option grant during the nine-month period ended September 30, 2006 and the three and nine-month periods ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006	2005
Fair values of options granted	$	N/A	$11.24	$14.77	$11.22
Dividend Yield (1)		N/A	1.97%	2.01%	1.97%
Volatility (2)		N/A	30.19%	30.01%	30.14%
Average expected life (in years) (3)		N/A	6	6	6
Risk-free interest rate (4)		N/A	4.48%	5.31%	4.49%

(1)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(2)	The stock volatility is based on historical volatilities of our common stock.
(3)	The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns.
(4)	The risk-free interest rate is based on the U.S. Treasury strip rate with stripped coupon interest for the period equal to the contractual term of the share option grant in effect at the time of grant.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the nine-month period ended September 30, 2006 and the three and nine-month periods ended September 30, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the three and nine-month periods ended September 30, 2006 are provided in the following table (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Proceeds from stock options exercised	$838	$13,694
Tax benefit related to stock options exercised	$745	$5,406
Intrinsic value of stock options exercised	$2,128	$15,446

The intrinsic value of options exercised during the three and nine-month periods ended September 30, 2005 was $0.1 million and $1.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes information about fixed-price stock options at September 30, 2006 (in thousands, except share and per-share amounts):

	Number of Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options outstanding at 9/30/06	2,072,300	$25.64	$59,447	4.9 years
Options exercisable at 9/30/06	1,816,800	$24.39	$54,388	4.5 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of September 30, 2006 is approximately $1.2 million and is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table summarizes activity in performance unit awards for the nine-month period ended September 30, 2006:

	Performance Unit Awards	Weighted-Average Grant Date Fair Value
Awards outstanding—December 31, 2005	578,000	$27.60
Awards canceled	(266,000)	$24.86
Awards issued to employees	(354,750)	$30.20
Awards granted	656,500	$39.78

Awards outstanding—September 30, 2006	613,750	$40.31

During the nine-month period ended September 30, 2006, performance unit awards granted in 2002 and 2003 were canceled as the performance criteria for the awards was not met. In addition, performance unit awards granted in 2004 were earned at 150% resulting in an additional 166,500 units earned. Of the total units earned under the 2004 award, 354,750 shares with a fair value of $15.3 million at the distribution date were issued during the nine-month period ended September 30, 2006 with the remaining 129,750 units to be issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2007. There were no performance unit awards issued during the three-month period ended September 30, 2006. During the nine-month period ended September 30, 2006, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 490,000 units to be paid in shares of our common stock. The units will be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period. Distribution of 50% of the earned units will occur upon completion of the two-year measurement period and the remaining 50% of the earned units will occur one year thereafter. There were no performance unit awards granted during the three-month period ended September 30, 2006 or the three or nine-month periods ended September 30, 2005. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of September 30, 2006 is approximately $22.6 million and is expected to be recognized over a remaining weighted-average period of 1.8 years.

The following table summarizes activity in non-performance based restricted stock awards for the nine-month period ended September 30, 2006:

	Non-Performance Based Restricted Shares	Weighted Average Grant Date Fair Value
Awards outstanding—December 31, 2005	52,000	$35.03
Awards canceled	(3,000)	$36.67
Awards granted	14,000	$46.45

Awards outstanding—September 30, 2006	63,000	$37.49

During 2004, 25,000 shares of non-performance based restricted stock were granted and cliff vest after three years. During 2005, 7,000 and 20,000 shares of non-performance based restricted stock were granted and cliff vest over three and five years, respectively. In the nine-month period ended September 30, 2006, 14,000 shares of non-performance based restricted stock were granted and cliff vest after three years. In addition, in the nine-month period ended September 30, 2006, a 2005 award of 3,000 shares of non-performance based restricted stock was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. The weighted-average grant date fair value of non-performance based restricted stock granted during the nine-month period ended September 30, 2006 was $46.45. There were no non-performance based restricted stock grants during the three-month period ended September 30, 2006. The weighted-average grant date fair value of non-performance based restricted stock granted during the three and nine-month periods ended September 30, 2005 was $36.90 and $37.08, respectively. Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of September 30, 2006 is approximately $1.4 million and is expected to be recognized over a remaining weighted-average period of 2.8 years.

13. Commitments and Contingencies

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	4Q 2006	2007	2008	2009	2010	2011	There- after
Letters of credit and guarantees	$10,204	$38,776	$11,232	$1,657	$47	$313	$866

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

In connection with the remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $5.7 million.

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

14. In accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106,” the following information is provided for interim domestic and foreign pension and postretirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,834	$4,470	$8,493	$14,081
Interest cost	6,877	7,546	21,566	22,477
Expected return of assets	(9,464)	(10,827)	(29,038)	(32,634)
Amortization of Unrecognized Amounts:
Net transition asset	(3)	(3)	(8)	(7)
Prior service (benefit) cost	(243)	114	(726)	345
Net loss	3,168	2,296	9,148	6,468

Total net periodic pension benefit cost	$3,169	$3,596	$9,435	$10,730

During the three-month period ended September 30, 2006 in connection with the divestiture of the Thann, France facility effective August 31, 2006, our pension liability on such date for employees was transferred to the new owner. See Note 3 for divestiture discussion.

During the nine-month period ended September 30, 2006, a plan in the Netherlands was favorably settled in the amount of approximately $0.3 million in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” which is not reflected in the table above. This settlement is in connection to a collective bargaining agreement with the employees’ authorized representatives for our Netherlands operations. In the fourth quarter of 2005, we made plan changes that modified projected obligations for certain transition benefits under this defined benefit plan and adopted a new plan for specified Netherlands participants, which is similar to a collective defined contribution plan. The new plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specified benefits to specific individuals in return for fixed amount of premiums. Our obligation under this new plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexation) and administrative costs for the overall plan.

We have contributed approximately $0.3 million to a foreign funded pension plan during the nine-month period ended September 30, 2006. We expect to contribute another $0.1 million to the foreign funded pension plan during the remainder of 2006. We did not make any contributions to our domestic pension plans during the nine-month period ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$210	$191	$628	$1,128
Interest cost	981	832	2,939	3,027
Expected return of assets	(132)	(136)	(397)	(376)
Plan curtailment gain*	—	—	—	(5,603)
Amortization of Unrecognized Amounts:
Prior service benefit	(977)	(1,035)	(2,930)	(1,751)
Net loss	194	182	583	374

Total net periodic postretirement benefit cost (credit)	$276	$34	$823	$(3,201)

*	The nine-month period ended September 30, 2005 includes a curtailment gain amounting to $5.6 million ($3.6 million after income taxes, or seven cents per-share) that relates to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments.

15. On September 30, 2006, we acquired the assets and fine chemistry services and pharmachemicals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM), a business group of Royal DSM NV, for approximately $25.0 million subject to final post-closing adjustments. The preliminary purchase price is allocated primarily among working capital and property, plant and equipment. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results will be included in our consolidated results of operations from the date of acquisition.

16. Recently Issued Accounting Pronouncements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have any impact on our reported results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined benefit Pension and Other Postretirement Plans —an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” or SFAS No. 158. SFAS No. 158 requires companies to recognize a balance sheet asset or liability for each of their pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its current balance sheet position are to be recognized, net of tax, as a component of Accumulated Other

Comprehensive Income (AOCI). SFAS 158 is effective for fiscal years ending after December 15, 2006. Although SFAS 158 is to be applied prospectively, to provide an estimate of the impact to our financial statements under this standard, we used information available at December 31, 2005, which reflected that we would have had to reduce AOCI by approximately $117 million and offset the change with a decrease in assets and an increase in liabilities. The actual impact of the adoption of SFAS 158 could differ significantly from these estimates for several reasons such as plans changes during the year, revised actuarial assumptions including a change in the discount rate and actual returns on plan assets. Adoption of SFAS 158 is not expected to have any impact on compliance with our debt covenants. SFAS No. 158 also eliminates the option for companies to use an early measurement date for fiscal years ending after December 15, 2008, with limited exceptions. The early measurement date is not applicable to us as we measure plan assets and liabilities as of the fiscal year-end reporting date.

In September 2006, the FASB issued FASB Staff Position, “Accounting for Planned Major Maintenance Activities,” or FSP No. AUG AIR-1. FSP No. AUG AIR-1 addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have any impact on our reported results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2005. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 27.

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

Third Quarter 2006

On August 31, 2006, we and our wholly owned subsidiary, Albemarle Overseas Development Corporation (“AODC”), entered into a Share Purchase Agreement, dated August 31, 2006 (the “Agreement”), pursuant to which we and AODC transferred all of the capital stock of Albemarle France SAS (“ASAS”) to ICIG for nominal consideration. ASAS owns all of the capital stock of Albemarle PPC SAS, which is the operator of the Thann facility. Thann was our potassium and chlorine facility with approximately $100 million in revenues and a history of low profitability. In connection with the disposition of the Thann facility to ICIG, we recorded a charge amounting to $89.2 million ($58.4 million after income taxes, or $1.20 per-share). We expect the total net after tax cash costs of the transaction to be less than $10.0 million.

We acquired DSM’s South Haven, Michigan fine chemicals facility during the third quarter 2006. This acquisition assists our ongoing effort to reposition the Fine Chemicals segment around services and higher value activities.

Outlook

Polymer Additives

Growth of our Polymer Additives segment is expected to be derived from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. For the remainder of the year and into 2007, we expect stable volumes and continued pricing initiatives to offset raw material and energy costs that continue to rise.

We are continuing our progress in establishing a presence in China as a foundation for expanding our business in Asia. Our technology center in Nanjing is expected to be operational in the near future. This center will provide technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we plan to build a phosphorous flame retardant plant in Nanjing, which we believe could be fully operational in the second half of 2007. We intend to produce certain phosphorous flame-retardants at this site to serve the growing Asian construction and electronic markets.

Catalysts

Growth in our Catalysts segment is expected to be driven by increasing global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of anti-pollution initiatives.

We expect conventional HPC catalysts volumes to drop off moderately in the fourth quarter and early next year as refinery loading for new diesel sulfur specifications that went into effect October 15, 2006 are now complete. However, as oil prices remain elevated, we believe refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. We have begun construction on our new HPC catalysts plant at Bayport, Texas, which is expected to be operational in second quarter 2007. This plant will add approximately 10,000 metric tons to our capacity.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. In 2005, we announced the first significant price increase for these catalysts in over ten years and have focused intently in 2006 on achieving these increases. We believe that this price increase will help offset the increasing raw material and energy costs to manufacture these catalysts and will allow margin recovery and expansion for these catalysts.

We are focused on new product development in catalysts, and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the Canadian tar sands, gas to liquids (GTL) and coal to liquids (CTL) markets, which become increasingly viable as oil remains at historically high levels.

Fine Chemicals

The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with a movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We expect to continue the turnaround of our Fine Chemicals segment in the fourth quarter of 2006. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business. Our goal is to profitably grow our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We will also continue our focus on developing our fine chemistry services business. Our new products pipeline in this business has approximately doubled in the last three years, allowing us to develop preferred outsourcing positions serving leading chemical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other

We have completed the implementation of a Belgian-based European trading company which centralized certain European activities at a single focal point and enables us to pay down external debt faster than we would otherwise. The benefit of this structure provides approximately $1 million monthly, or $12 million annually, in tax savings on a sustainable basis which began in the third quarter of this year. As part of this trading company structure, we have relocated certain of our long-term debt, approximately $128 million, from the U.S. to Europe, where we will be able to use lower-taxed foreign earnings to repay it locally.

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

Third Quarter 2006 Compared with Third Quarter 2005

Selected Financial Data (Unaudited)	Three Months Ended September 30,
	2006	2005	Percentage Change
	(In millions, except percentages and per-share amounts)
Net sales	$607.8	$506.6	20%

Cost of goods sold	459.6	407.0	13%
As a percentage of net sales	75.6%	80.3%

Gross profit	148.2	99.6	49%
As a percentage of net sales	24.4%	19.7%

Selling, general and administrative and research and development expenses	69.5	60.5	15%
As a percentage of net sales	11.4%	11.9%

Effective tax rate	115.2%	15.7%

Net income available for common shareholders	$2.3	$26.3	(91)%

Basic earnings per-share	$0.05	$0.56
Diluted earnings per-share	$0.05	$0.55

Net Sales

For the three-month period ended September 30, 2006, we recorded net sales of $607.8 million, an increase of $101.2 million, or 20%, compared to net sales of $506.6 million for the three-month period ended September 30, 2005. This increase was due primarily to improved pricing in all segments and increased volume in our Catalysts and Polymer Additives segments, partially offset by reduced volumes in our Fine Chemicals segment. Overall prices increased 11% and volumes grew 9% compared to the same period last year.

Polymer Additives’ net sales increased $45.3 million, or 23%, for the three-month period ended September 30, 2006 compared to the same period in 2005. Compared to last year, prices rose 10% and volume grew 12%. Catalysts’ net sales increased $43.9 million, or 25%, due mainly to an 11% increase in prices and a 14% increase in volume. Fine Chemicals’ net sales increased $12.0 million, or 9%, primarily due to improved pricing of 11% partially offset by reduced volumes of 3%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Results” below.

Gross Profit

For the three-month period ended September 30, 2006, our gross profit increased $48.6 million to $148.2 million, or 49%, from the corresponding 2005 period due to increased volume and improved pricing. These increases were partially offset by increased manufacturing and raw material costs. Our gross profit margin for the three-month period ended September 30, 2006 increased to 24.4% from 19.7% for the corresponding period in 2005.

Selling, General and Administrative and Research and Development Expenses

For the three-month period ended September 30, 2006, our selling, general and administrative, or SG&A, expenses and research and development, or R&D, expenses increased $9.0 million, or 15%, from the three-month period ended September 30, 2005. This increase was primarily due to higher SG&A costs from increased wages and incentive compensation. As a percentage of net sales, SG&A and R&D were 11.4% in the three-month period ended September 30, 2006 versus 11.9% in the three-month period ended September 30, 2005.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2006 decreased to $10.8 million, comparable to $10.9 million in the three-month period ended September 30, 2005 due to lower average outstanding debt levels partially offset by higher interest rates.

Other Income (Expenses), Net

For the three-month period ended September 30, 2006, our other income (expenses), net amounted to $1.0 million, an increase of $0.5 million from the three-month period ended September 30, 2005. This increase was primarily due to an increase in interest income of approximately $0.4 million.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended September 30, 2006, our effective income tax rate was 115.2% as compared to 15.7% for the three-month period ended September 30, 2005. This difference is due primarily to the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge. Excluding the Thann charge and related tax impact, the effective tax rate for the three-month period ended September 30, 2006 was 10.8%. The decrease from the same period last year is due primarily to management’s decision to permanently reinvest the earnings of certain foreign subsidiaries, tax rate changes, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations.

The significant differences between the U.S. federal statutory income tax rate on pretax income, excluding the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge, and the effective income tax rate for the three-month periods ended September 30, 2006 and 2005, respectively, are as follows:

	% of Income Before Income Taxes excluding the Thann divestiture charge
	Three Months Ended September 30,
	2006	2005
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	(0.2)	1.1
Tax rate changes	(4.2)	—
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(2.5)
Extraterritorial income exclusion	(0.6)	(1.0)
Depletion	(0.7)	(1.5)
Domestic production deduction	0.3	(0.5)
Permanent investment of foreign income (a)	(14.5)	—
Impacts of foreign earnings (b)	(4.9)	(14.7)
Other items, net	1.4	(0.2)

Effective income tax rate	10.8%	15.7%

(a)	Permanent investment of foreign income includes the benefits of foreign earnings which management has designated as permanently reinvested as well as an increase in foreign-based income subject to lower tax rates.
(b)	The improvement in tax rate impacts of foreign earnings relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations.

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended September 30, 2006, minority interests’ share of net income was $5.2 million compared to $2.1 million in the same period last year. This increase of $3.1 million is due primarily to increased earnings (and related minority interest expense) of our consolidated joint venture Jordan Bromine Company Limited, or JBC.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $4.4 million for the three-month period ended September 30, 2006 compared to $4.1 million in the same period last year. The three-month period ended September 30, 2005 included equity income of $1.1 million for our portion of JBC’s earnings (which we began consolidating effective August 1, 2005).

Offsetting the decrease due to the consolidation of JBC in 2006, was an increase in the equity income of our Catalysts’ segment joint ventures of $1.3 million, which had strong sales and improved pricing.

Net Income

Our net income decreased 91% to $2.3 million in the three-month period ended September 30, 2006 from $26.3 million in the three-month period ended September 30, 2005 primarily due to the Thann divestiture charge of $89.2 million ($58.4 million after income taxes) partially offset by increased sales, improved margins, and reduced taxes.

Segment Results

	Three months ended September 30,		Percentage Change
	2006	2005
	(In millions, except percentages)
Segment net sales:

Polymer Additives	$240.7	$195.4	23%
Catalysts	217.4	173.5	25%
Fine Chemicals	149.7	137.7	9%

Total segment net sales	$607.8	$506.6	20%

Segment (loss) income:

Polymer Additives	$38.6	$21.8	77%
Catalysts	38.2	14.7	160%
Fine Chemicals	(73.0)	12.1	(703)%
Corporate & Other	(15.1)	(7.5)	101%

Total segment (loss) income	$(11.3)	$41.1	(127)%

Segment (loss) income includes equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries. See Note 11 in the Notes to the Condensed Consolidated Financial Statements.

Polymer Additives

The Polymer Additives segment recorded net sales for the three-month period ended September 30, 2006 of $240.7 million, up $45.3 million, or 23%, versus the three-month period ended September 30, 2005. Our brominated, mineral, and phosphorous flame retardant portfolios volumes increased 16% and prices improved 12%. Net sales improved in stabilizers and curatives as prices improved 6% while volumes were flat. Segment income increased 77%, or $16.8 million, to $38.6 million due mainly to improved pricing and increased volume, partially offset by increased raw material cost and higher manufacturing costs, for the three-month period ended September 30, 2006 as compared to the three-month period ended September 30, 2005.

Catalysts

Our Catalysts segment recorded net sales for the three-month period ended September 30, 2006 of $217.4 million, up $43.9 million, or 25%, versus the three-month period ended September 30, 2005, due mainly to a 9% pricing improvement and increased volume of 16% in refinery catalysts and a 23% pricing improvement and increased volume of 4% in our polyolefin catalysts. Segment income increased 160%, or $23.5 million, to $38.2 million due mainly to higher pricing and increased volumes offset by increased raw material cost. In addition, equity income of our Catalysts joint ventures increased $1.3 million compared to the same period last year, due to strong sales and improved pricing.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended September 30, 2006 were $149.7 million, up $12.0 million, or 9%, versus the three-month period ended September 30, 2005. This increase was due mainly to improved pricing of the bromine portfolio and our fine chemistry services of 12% and 10%, respectively, and increased volume of 16% in our fine chemistry services business partially offset by reduced volume of 12% in the bromine portfolio. Excluding the Thann divestiture charge of $89.2 million in 2006, Fine Chemicals segment income for the three-month period ended September 30, 2006 was $16.2 million, up $4.1 million, or 34% from the three-month period ended September 30, 2005 due mainly to improved pricing partially offset by increased manufacturing and raw material costs.

Corporate and Other

For the three-month period ended September 30, 2006, our Corporate and Other expenses increased $7.6 million, or 101%, to $15.1 million from the three-month period ended September 30, 2005. This increase was primarily due to the higher SG&A costs related to increased wages and incentive compensation.

Nine-Months 2006 Compared with Nine-Months 2005

Selected Financial Data (Unaudited)	Nine Months Ended September 30,
	2006	2005	Percentage Change
	(In millions, except percentages and per-share amounts)
Net sales	$1,784.0	$1,519.3	17%

Cost of goods sold	1,381.9	1,207.2	14%
As a percentage of net sales	77.5%	79.5%

Gross profit	402.1	312.1	29%
As a percentage of net sales	22.5%	20.5%

Selling, general and administrative and research and development expenses	212.2	192.5	10%
As a percentage of net sales	11.9%	12.7%

Effective tax rate	(1.4)%	31.4%

Net income available for common shareholders	$80.0	$82.7	(3)%

Basic earnings per-share	$1.69	$1.79
Diluted earnings per-share	$1.65	$1.74

Net Sales

For the nine-month period ended September 30, 2006, we recorded net sales of $1,784.0 million, an increase of $264.7 million, or 17%, compared to the net sales of $1,519.3 for the nine-month period ended September 30, 2005. This increase was mainly due to improved pricing and increased volume in our Polymer Additives and Catalysts segments and improved pricing in our Fine Chemicals segment, partially offset by the effects of unfavorable foreign exchange rates. Overall prices increased 12% and volumes grew 8% compared to the same period last year.

Polymer Additives’ net sales increased $93.3 million, or 16%, for the nine-month period ended September 30, 2006 compared to the same period in 2005. Compared to last year, prices rose 11% and volume grew 6%. Catalysts’ net sales increased $153.2 million, or 31%, due mainly to an 11% increase in prices and a 22% increase in volume. Fine Chemicals’ net sales increased $18.2 million, or 4%, primarily due to improved pricing of 12%; however, this increase was partially offset by reduced volumes of 6%. Offsetting these revenue increases were the effects of unfavorable foreign exchange rates in all segments. For a detailed discussion of revenues and segment income before taxes for each segment and division see “Segment Results” below.

Gross Profit

For the nine-month period ended September 30, 2006, our gross profit increased $90.0 million to $402.1 million, or 29%, from the corresponding 2005 period due to increased volume and improved pricing. These increases were partially offset by increased raw material and manufacturing costs, and the effect of unfavorable foreign exchange rates. In addition, our Catalysts segment had higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas polyolefin catalysts plant. Our gross profit margin for the nine-month period ended September 30, 2006 increased to 22.5% from 20.5% for the corresponding period in 2005.

Selling, General and Administrative and Research and Development Expenses

For the nine-month period ended September 30, 2006, our SG&A and R&D expenses increased $19.7 million, or 10%, from the nine-month period ended September 30, 2005. This increase was primarily due to higher SG&A costs from increased consulting fees related to the implementation of a Belgian-based trading company, and increased wages and incentive compensation. As a percentage of net sales, SG&A and R&D were 11.9% in the nine-month period ended September 30, 2006 versus 12.7% in the nine-month period ended September 30, 2005.

Interest and Financing Expenses

Interest and financing expenses for the nine-month period ended September 30, 2006 amounted to $33.4 million, an increase of $2.1 million from $31.3 million in the nine-month period ended September 30, 2005. This increase was primarily due to the consolidation of JBC effective August 1, 2005 and the impact of an additional $2.7 million in the nine-month period ended September 30, 2006 on our interest and financing expenses compared to the nine-month period ended September 30, 2005 from the inclusion of the debt of JBC. The higher interest and financing expenses were also impacted by higher rates on our average outstanding debt in the 2006 period. Interest and financing expenses for 2005 included the write-off of $1.4 million of deferred financing expenses associated with a $450.0 million 364-day bridge loan that we retired on January 20, 2005.

Other Income (Expenses), Net

For the nine-month period ended September 30, 2006, our other income (expenses), net amounted to ($0.4 million), a decrease of $1.5 million from the nine-month period ended September 30, 2005. This decrease was primarily due to a foreign exchange adjustment of approximately $3.0 million on foreign denominated debt at JBC offset by an increase in interest income of approximately $0.7 million.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the nine-month period ended September 30, 2006, our effective income tax rate was (1.4%), down from 31.4% for the nine-month period ended September 30, 2005. This difference is due primarily to the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge. Excluding the Thann charge and related tax impact, the effective tax rate for the nine-month period ended September 30, 2006 was 19.1%. The decrease from the same period last year is due primarily to management’s decision to permanently reinvest the earnings of certain foreign subsidiaries, tax rate changes, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations. Our effective tax rate for the entire year is expected to be approximately 21%, excluding the impact on our effective tax rate of the Thann divestiture.

The significant differences between the U.S. federal statutory income tax rate on pretax income, excluding the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge, and the effective income tax rate for the nine-month periods ended September 30, 2006 and 2005, respectively, are as follows:

	% of Income Before Income Taxes excluding the Thann divestiture charge
	Nine Months Ended September 30,
	2006	2005
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.1	0.6
Tax rate changes	(1.9)	—
Effect of minority interests in income of consolidated subsidiaries	(1.0)	(1.7)
Extraterritorial income exclusion	(0.7)	(1.5)
Depletion	(0.8)	(1.5)
Domestic production deduction	—	(0.4)
Permanent investment of foreign income (a)	(9.4)	—
Impacts of foreign earnings (b)	(2.3)	0.6
Other items, net	0.1	0.3

Effective income tax rate	19.1%	31.4%

(a)	Permanent investment of foreign income includes the benefits of foreign earnings which management has designated as permanently reinvested as well as an increase in foreign-based income subject to lower tax rates.
(b)	The improvement in tax rate impacts of foreign earnings relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations.

Minority Interests in Income of Consolidated Subsidiaries

For the nine-month period ended September 30, 2006, minority interests’ share of net income was $8.8 million compared to $4.6 million in the same period last year. Our minority interests in income of consolidated subsidiaries included minority ownership charges of approximately $4.4 million for JBC for the nine-month period ended September 30, 2006 compared to $0.5 million for the nine-month period ended September 30, 2005 as JBC was an unconsolidated investment until August 1, 2005.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments decreased $1.6 million to $21.0 million from $22.6 million due to the consolidation of JBC in the nine-month period ended September 30, 2006 partially offset by an increase in the equity income of our Catalysts’ segment joint ventures of $5.3 million, which had strong sales and improved pricing. The nine-month period ended September 30, 2005 included equity income of $7.6 million for our portion of JBC’s earnings.

Net Income

Our net income decreased 3% to $80.0 million in the nine-month period ended September 30, 2006 from $82.7 million in the nine-month period ended September 30, 2005 primarily due to the Thann divestiture charge of $89.2 million ($58.4 million after income taxes) partially offset by increased sales, improved margins, and reduced taxes.

Segment Results

	Nine months ended September 30,		Percentage Change
	2006	2005
	(In millions, except percentages)
Segment net sales:

Polymer Additives	$691.2	$597.9	16%
Catalysts	646.8	493.6	31%
Fine Chemicals	446.0	427.8	4%

Total segment net sales	$1,784.0	$1,519.3	17%

Segment (loss) income:

Polymer Additives	$109.0	$72.4	51%
Catalysts	93.1	64.2	45%
Fine Chemicals	(49.5)	38.5	(229)%
Corporate & Other	(39.8)	(32.7)	(22)%

Total segment (loss) income	$112.8	$142.4	(21)%

Segment (loss) income includes equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries. See Note 11 in the Notes to the Condensed Consolidated Financial Statements.

Polymer Additives

The Polymer Additives segment recorded net sales for the nine-month period ended September 30, 2006 of $691.2 million, up $93.3 million, or 16%, versus the nine-month period ended September 30, 2005. Our brominated, mineral and phosphorous flame retardant portfolios experienced 7% volume increases and 13% pricing improvements. Net sales improved in stabilizers and curatives as volumes increased 5% and prices improved 4%. Segment income increased 51%, or $36.6 million, to $109.0 million due mainly to improved pricing and increased volume, partially offset by increased manufacturing costs, for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005, which included a special gain item of $2.2 million.

Catalysts

Our Catalysts segment had net sales for the nine-month period ended September 30, 2006 of $646.8 million, up $153.2 million, or 31%, versus the nine-month period ended September 30, 2005, due mainly to a 10% pricing improvement and increased volume of 25% in refinery catalysts. These increases were offset in part by lower volumes in our polyolefin catalysts. Segment income increased 45%, or $28.9 million, to $93.1 million due mainly to higher pricing and increased volume offset by the effect of unfavorable foreign exchange rate, increased raw material cost and higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas, polyolefin catalysts plant, for the nine-month period ended September 30, 2006 as compared to the nine-month period ended September 30, 2005, which included a special item gain of $0.6 million. In addition, equity income of our Catalysts joint ventures increased $5.3 million compared to the same period last year, due to strong sales and improved pricing.

Fine Chemicals

Fine Chemicals segment net sales for the nine-month period ended September 30, 2006 were $446.0 million, up $18.2 million, or 4%, versus the nine-month period ended September 30, 2005. This increase was due mainly to pricing improvements of 13% across the bromine portfolio and increased prices of 6% in our fine chemistry services with reduced volume of 6% and 2%, respectively, partially offsetting the increase. Excluding the Thann divestiture charge of $89.2 million in 2006, Fine Chemicals segment income increased to $39.7 million, up $1.2 million, or 3%, for the nine-month period ended September 30, 2006 from the nine-month period ended September 30, 2005, which included a special item gain of $2.2 million, due to improved pricing partially offset by increased manufacturing and raw material costs and the effect of unfavorable foreign exchange rates.

Corporate and Other

For the nine-month period ended September 30, 2006, our Corporate and Other expenses increased $7.1 million, or 22%, to $39.8 million for the nine-month period ended September 30, 2005. This increase was primarily due to higher SG&A costs related to increased consulting fees related to the implementation of a Belgian-based trading company, and increased wages and incentive compensation, partially offset by the minority interest portion of the foreign exchange adjustment on foreign currency denominated debt at JBC.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

We expect activity levels to continue to increase over the next twelve to twenty-four months. The increase in activity may cause working capital to increase. We have initiated a program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our revolving credit facility, which is discussed below, to be sufficient to fund working capital requirements. Identified capital expenditure projects for the remainder of 2006 are expected to be approximately $40 million. These projects are primarily related to new facilities and upgrades and expansions to our existing facilities.

Cash Flow

Our cash balance increased by $31.0 million to $89.6 million at September 30, 2006 from $58.6 million at December 31, 2005. For the nine-month period ended September 30, 2006, our operations provided $215.9 million of cash compared to $94.0 million in the nine-month period ended September 30, 2005 primarily due to an increase in net income excluding the Thann divestiture charge. Cash flows from operating activities funded investing activities of $115.6 million, which consisted principally of capital expenditures for plant machinery and equipment improvements and the acquisition of the assets and fine chemistry services and pharmachemicals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM). Remaining cash flows from operating activities together with proceeds from borrowings and the exercise of stock options of $133.8 million and $13.7 million, respectively, funded long-term debt repayments of $184.2 million, purchases of our common stock of $14.7 million and quarterly dividends to shareholders. This resulted in net cash used by financing activities of $72.0 million.

Net current assets increased $63.7 million to $515.4 million at September 30, 2006 from $451.7 million at December 31, 2005. The increase in net current assets was related to increased activity and was due primarily to an increase in cash and accounts receivable.

Our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income in the condensed consolidated balance sheets on page 4 increased from December 31, 2005, primarily due to the weakening of the U.S. dollar against the Euro.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries.

For additional funding and liquidity purposes, we currently maintain a senior credit agreement with financial institutions that consists of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In June 2006, we amended our senior credit facilities to add certain additional subsidiary borrowers located outside the U.S. and to allow borrowings by our foreign subsidiaries to be denominated in currencies other than the U.S. dollar. Key terms of this agreement remain unchanged. There were no borrowings outstanding under the revolving credit facility and an aggregate of $347.4 million equivalent outstanding under the five-year term loan facility at September 30, 2006. The aggregate of $347.4 million equivalent outstanding was comprised of $228.1 million of borrowings denominated in U.S. dollars borrowed by domestic subsidiaries and €93.9 million ($119.2 million based on the applicable exchange rate on September 30, 2006) of borrowings denominated in Euros borrowed by subsidiaries in Germany and the Netherlands. Borrowings under the five-year term loan facility bear interest at variable rates, which was a weighted average of 5.45% at September 30, 2006. The $450.0 million five-year term loan facility is payable in quarterly installments of $7.4 million and €3.0 million ($3.8 million based on the applicable exchange rate on September 30, 2006) through June 30, 2008, and quarterly payments of $58.9 million and €24.2 million ($30.7 million based on the applicable exchange rate on September 30, 2006) at September 30, 2008, December 31, 2008 and March 31, 2009.

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

We believe that as of September 30, 2006, we were, and currently are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the senior credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

The noncurrent portion of our long-term debt amounted to $733.2 million at September 30, 2006, compared to $775.9 million at the end of 2005. In addition, at September 30, 2006, we had the ability to borrow an additional $426.2 million under our various credit arrangements.

Capital expenditures for the nine-month period ended September 30, 2006 of $73.1 million were approximately 44% higher than the 2005 level of $50.6 million. Our capital spending program in 2006 is expected to be approximately $110 million with expenditures expected to expand capacities at existing facilities to support an expected increase in sales. We expect our capital spending program to be between $90 and $100 million in 2007 and 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements (in thousands):

	4Q 2006	2007	2008	2009	2010	2011	There- after
Long-term debt obligations	$13,226	$48,975	$206,079	$125,830	$4,862	$341,276	$24,793
Capital lease obligation	1,417	2,957	3,129	3,310	3,502	3,703	1,931
Expected interest payments on long-term debt obligations*	11,118	36,613	33,160	20,837	19,116	18,655	55,674
Operating lease obligations (rental)	2,481	6,955	5,456	4,143	3,725	3,255	22,606
Take or pay / throughput agreements	51,583	26,287	17,935	7,083	6,775	6,256	21,497
Letters of credit and guarantees	10,204	38,776	11,232	1,657	47	313	866
Capital projects	22,903	15,400	641	654	654	474	—
Additional investment commitment payments	48	117	51	21	20	—	—
Natural gas contracts	904	—	—	—	—	—	—

Total	$113,884	$176,080	$277,683	$163,535	$38,701	$373,932	$127,367

*	These amounts are based on a weighted-average interest rate of 5.6% for term loans and the revolving credit facility, 5.3% for variable rate long-term debt obligations and a capital lease and an interest rate of 5.1% for the senior notes for 2006. The weighted average rate for years 2007 and thereafter are 6.14% for term loans and the revolving credit facility and 5.0% for the variable rate long-term debt obligations and a capital lease and an interest rate of 5.1% for the senior notes.

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

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and make dividend payments for the foreseeable future. For flexibility, we maintain a shelf registration statement that permits us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt of up to $220.0 million. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, marketable security price risk or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2005, except as noted below.

We had outstanding variable interest rate borrowings at September 30, 2006 of $380.2 million, bearing an average interest rate of 5.42%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million. Due to the increase in our outstanding indebtedness as a result of the acquisition of the refinery catalysts business, we may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At September 30, 2006, there were unrealized losses of approximately $1.8 million ($1.2 million after income taxes) in accumulated other comprehensive income that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2006, there were unrealized losses of approximately $0.4 million ($0.2 million after income taxes). Realized natural gas hedge losses for the nine-month period ended September 30, 2006 were nominal. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 2, 2004, Albemarle Overseas Development Company, or AODC, one of our wholly owned subsidiaries, initiated a Request for Arbitration against Aventis S.A., the predecessor in interest to Sanofi Aventis, or Aventis, through the International Chamber of Commerce, International Court of Arbitration, Paris, France, or the ICC. The dispute arose out of a 1992 Stock Purchase Agreement, or Agreement, between AODC and a predecessor to Aventis under which 100% of the stock of Potasse et Produits Chimiques, S.A., now known as Albemarle PPC, or APPC, was acquired by AODC. The dispute related to a chemical facility in Thann, France, owned by APPC, where the French government has required a detailed risk study of groundwater contamination. In 2005 and 2006, the French government instructed APPC to conduct a number of additional tests and studies and take certain measures with respect to the containment of certain contamination at, and the emission of certain materials from, the facility. By reason of certain intervening assignments of rights, Albemarle France SAS, or Albemarle France, another wholly owned subsidiary of Albemarle Corporation, was substituted for AODC as the party in interest in the arbitration. On August 31, 2006, pursuant to a Share Purchase Agreement we transferred to International Chemical Investors S.A. all of the outstanding stock of Albemarle France and its subsidiary, AAPC, together with all related assets and liabilities, including the facility at Thann, France, all environmental matters related thereto, and the arbitration pending against Aventis.

On July 3, 2006, we received a Notice of Violation (“NOV”) from the US Environmental Protection Agency Region 4 (“EPA”) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three months ended September 30, 2006:

Period	Total Number of Shares Repurchased	Average Price Paid Per-Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
July 1, 2006 to July 31, 2006	10,000	$50.09	10,000	3,639,946
August 1, 2006 to August 31, 2006	40,000	$53.08	40,000	3,599,946
September 1, 2006 to September 30, 2006	40,000	$54.60	40,000	3,559,946

Total	90,000	$53.43	90,000	3,559,946

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

Item 6. Exhibits.

(a) Exhibits

10.1	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: November 6, 2006	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)