Form 10-K
period 2006-12-31
ALBEMARLE CORP
filed 2007-03-01
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Number of shares of common stock outstanding as of February 20, 2007: 95,174,444 (on a split adjusted basis).

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1.9 billion based on the reported last sale price of common stock on June 30, 2006, the last business day of the registrant’s most recently completed second quarter. In determining this figure, an aggregate of approximately 15.9 million shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., William M. Gottwald, John D. Gottwald and James T. Gottwald and members of their families have been excluded and treated as shares held by affiliates.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2006

Albemarle Corporation and Subsidiaries

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

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 21, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 42.

Polymer Additives

Our Polymer Additives segment consists of two product categories: flame retardants and stabilizers and curatives.

Flame Retardants. Our flame retardants help materials in a wide variety of finished products meet fire-safety requirements. Some of the products that benefit from our flame retardants include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, foam insulation, foam seating in furniture, and automobiles and textiles. We compete in all of the major flame retardant markets: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex® and Pyro-Chek®, our mineral-based flame retardants include products such as Martinal® and Magnifin® and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

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

Albemarle Corporation and Subsidiaries

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

Our most significant competitors in the brominated flame retardant business are Chemtura Corporation and Israel Chemicals Ltd. Industrial Products division, or Israel Chemicals. Our most significant competitor in the phosphorus-based flame retardant business is Supresta LLC. Our competitors in the mineral-based flame retardants business are Almatis, Kyowa Hakko Kogyo Co., Ltd and Nabaltec GmbH. Our most significant competitors in the plastic additives business are Ciba Specialty Chemicals and Akzo Nobel.

Raw Materials and Significant Supply Contracts

The major raw materials we use in our Polymer Additives operations are bromine, bisphenol-A phenol, caustic soda, phosphorus oxychloride, aluminum trihydrate, polystyrene, isobutylene and phosphorous derivatives, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.

The bromine we use in our Polymer Additives segment comes from our brine reserves in Arkansas, which are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited, or JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has inexhaustible reserves.

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

Refinery Catalysts. Our two main catalysts product lines are hydroprocessing, or HPC, catalysts and fluidized catalytic cracking, or FCC, catalysts and additives.

HPC catalysts are primarily used to reduce the quantity of sulfur and other impurities in petroleum products as well as to convert heavy feedstock into lighter, more valuable products. FCC catalysts assist in the cracking of petroleum streams into derivative, higher-value products such as fuels and petrochemical feedstock. Our FCC additives can be used to remove sulfur in gasoline

Albemarle Corporation and Subsidiaries

and to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units, to increase LPG olefins yield and to boost octane in gasoline. We offer more than 90 different HPC catalysts products and more than 70 different FCC catalysts and additives products to our customers.

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

Customers

Our Catalysts segment customers include multinational corporations such as ExxonMobil Corporation, Royal Dutch Petroleum Company and ChevronTexaco Corporation; independent petroleum refining companies such as Valero Energy Corporation and Tesoro Petroleum Corporation; and national petroleum refining companies such as Saudi Aramco Mobil Refinery Company Ltd., Petróleo Brasileiro S.A. and Petróleos Mexicanos.

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

Competition

In the Catalysts segment, HPC and FCC catalysts competition is primarily from major catalysts companies. Our major competitors in the HPC catalysts market are Criterion Catalysts and Technologies and W.R. Grace & Co./Advanced Refining Technologies, and our major competitors in the FCC catalysts market are W.R. Grace & Co. and BASF. Some of the major catalysts companies have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Axens NV, Basell Service Company B.V., Chemtura Corporation, Tosoh Corporation, Univation Technologies LLC and W.R. Grace & Co.

We seek to enhance our competitive position by developing product and process improvements and specialized customer services. Through our research and development, we strive to develop value-added products and products based on proprietary technologies.

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices; although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility. For example, molybdenum prices increased more than four-fold in 2004 and remained at over 600% of the 10-year average in 2005 and 2006. Our profitability may be reduced if we are unable to pass along such price increases to our customers.

Fine Chemicals

Our Fine Chemicals segment consists of two product categories: performance chemicals and fine chemistry services and intermediates.

Performance Chemicals. Performance chemicals include products such as elemental bromine, alkyl bromides, inorganic bromides and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, paper manufacturing, water purification, glass manufacturing, photography and various other industrial applications. Other performance chemicals that we produce include tertiary amines for surfactants, biocides, disinfectants and sanitizers; potassium and chlorine-based products used in industrial applications; alkenyl succinic anhydride used in paper-sizing formulations; and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. We sell these products to customers throughout the world for use in personal care products, automotive insulation, foundry bricks and other industrial products.

Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemical products and performance chemicals for the pharmaceutical and agricultural uses described below, our fine chemistry services, or FCS, business offers custom

Albemarle Corporation and Subsidiaries

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

Current regulations allow us to continue to sell methyl bromide into our current markets through 2007 with a reduction allowance for critical uses from our 2006 allowance amount. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the United States, Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for "critical uses" where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by U.S. Environmental Protection Agency, or the EPA, the United States submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

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

Competition

Competition in the Fine Chemicals segment is intense and varies within each of our different product groups. In the bromine-based products groups, we primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals as well as certain minor regional producers. In pharmaceutical bulk actives (i.e. ibuprofen and propofol), we primarily compete with a few major Western competitors, such as BASF Corporation, AstraZeneca PLC, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian sources. We are seeking to differentiate ourselves from our competitors by developing new innovative products, offering cost reductions and enhancing the services that we offer.

Raw Materials

The major raw materials we use in our Fine Chemicals operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

The bromine that we use in our Fine Chemicals segment comes from two primary sources, Arkansas and Jordan. The Arkansas brine reserves are supported by an active brine rights leasing program, where we believe that we have in excess of 50 years of proven bromine reserves. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has inexhaustible reserves.

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

Albemarle Corporation and Subsidiaries

Research and Development

We believe that in order to generate revenue growth, maintain our margins, and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Through research and development, we continue to seek increased margins by introducing value-added products and processes based on proprietary technologies.

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

We spent $46.3 million, $41.7 million and $31.3 million in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” in 2006, 2005 and 2004, respectively, on research and development. Total research and development department spending was $58.0 million, $53.0 million and $39.9 million in 2006, 2005 and 2004, respectively.

Intellectual Property

Our intellectual property, including our patents, licenses and trademarks, is an important component of our business. As of December 31, 2006, we owned approximately 1,600 active U.S. and foreign patents and had over 1,200 pending U.S. and foreign patent applications. In addition, in connection with our July 2004 acquisition of the Akzo Nobel refinery catalysts business, we obtained 50% interests in three joint ventures, each of which has its own intellectual property portfolio. In addition, we have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act, or OSHA. We also are subject to similar state laws and regulations, and foreign laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees. We maintain an active health, safety and environmental program. We finished 2006 with a low OHSA recordable injury rate/illness rate of 0.57. Over the past three years, our OSHA recordable injury incidence rate has been in the top 10% of all mid and large size chemical companies who are members of the American Chemistry Council, or the ACC.

Our business and our customers also may be subject to significant new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals, or REACH. REACH will impose obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern—such as Carcinogenic, Mutagenic and Reprotoxic (CMRs); Persistent, Bioaccumulative and Toxic (PBTs); very Persistent, very Bioaccumulative (vPvB); and endocrine disruptors—will be subject to an authorization process per application. Authorization may result in restrictions in the use of products by application or even banning the product. REACH will come into effect in mid-2007 with the highest priority chemicals to be reviewed in approximately three years. The regulations will impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union will likely require us to incur significant additional compliance costs, including the hiring of additional employees to coordinate the additional reporting requirements, and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of

Albemarle Corporation and Subsidiaries

our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH which could also result in a decrease in their demand.

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

We record accruals for environmental and asset retirement obligation matters in accordance with the guidelines of the AICPA Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS No. 143 “Accounting for Asset Retirement Obligations,” respectively, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Future developments and increasingly stringent environmental laws and regulations could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38.

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

On September 30, 2006, we acquired the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM), a business group of Royal DSM NV, for approximately $26.0 million subject to final post-closing adjustments.

On July 31, 2004, we completed the acquisition of the Akzo Nobel refinery catalysts business for approximately $763 million, including expenses, at applicable exchange rates. During 2004 and 2005, we increased the purchase price by approximately $23.0 million and $8.0 million, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. During 2005, refinements were made in the determination of the final purchase price allocation versus the estimated allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation were material to our financial position or results of operations. As part of the acquisition, we acquired 50% ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd,) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy).

Effective January 1, 2004, we acquired the business assets, customer lists and other intangibles of Taerim International Corporation for approximately $3.0 million and formed Albemarle Korea Corporation, which is located in Seoul, South Korea.

Albemarle Corporation and Subsidiaries

Employees

As of December 31, 2006, we had 3,560 employees of whom 2,150, or 60%, are employed in the United States; 1,290, or 37%, are employed in Europe; and 120, or 3%, are employed in Asia. Approximately 20% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters—Industrial Trades Division; and

•

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

We have three works councils representing the majority of our European sites—Amsterdam and Amersfoort, the Netherlands; Port-de-Bouc, France; and Bergheim, Germany—covering approximately 1,100 employees. In addition, we have approximately 60 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that our relationship with these councils and bargaining representatives is generally good.

Stock Split

All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one stock split of the Company’s Common Stock effective March 1, 2007. See also Note 25, “Subsequent Event” to our consolidated financial statements included in Item 8 beginning on page 42.

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

Our raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by significantly tighter market conditions and major increases in pricing of basic building blocks for our products such as crude oil, chlorine and metals, including molybdenum, which is used in the refinery catalysts business. We generally attempt to pass changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our margins.

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

Albemarle Corporation and Subsidiaries

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

Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to three years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units and may vary materially by quarter. In addition, the timing and profitability of HPC catalysts sales can have a significant impact on revenue and profit in any one quarter. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on climate and other environmental conditions, which may prevent farming for extended periods.

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

Albemarle Corporation and Subsidiaries

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have approximately 30 facilities located outside the United States, including facilities and offices located in Austria, Belgium, Brazil, France, Germany, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Saudi Arabia and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	transportation and other shipping costs may increase;

•	intellectual property rights may be more difficult to enforce;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises; and

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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

In addition, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups of polybrominated diphenylethers, or PBDEs, which are used as flame retardants. We manufacture decabrom-PDE, a type of PBDE compound. In 2006, our net sales of decabrom-PDE were less than 2% of total net sales. Government regulation, including a ban on the use of decabrom-PDE in certain applications, if it occurs, or the threat of regulation, even if governmental regulation does not occur, may result in a decline in our net sales of decabrom-PDE.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on an average interest rate of 5.24% at January 31, 2007 and outstanding borrowings at that date of $723.7 million, our annual interest expense would be approximately $38 million. A change of 0.125% in the interest rate applicable to such borrowings would change our annualized interest expense by approximately $1 million. Our business may not generate sufficient cash flow from operations to service our debt obligations, particularly if currently anticipated cost savings and operating improvements are not realized on schedule or at all. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

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

Albemarle Corporation and Subsidiaries

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

As of December 31, 2006, we had 3,560 employees. Approximately 20% of our 2,150 U.S. employees are unionized. Two of our collective bargaining agreements expire in 2007 and one expires in 2008. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Albemarle Corporation and Subsidiaries

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

We have several defined benefit pension plans around the world, including in the United States, the Netherlands, Germany, Belgium, France and Japan, covering most of our employees. The U.S. plans represent approximately 92% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

During 2006, we made no contributions to our U.S. qualified defined benefit pension plans. Our U.S. qualified defined benefit pension plans in aggregate were approximately 125% funded on an IRS funding basis as of December 31, 2006 and, as a result, there are no required cash contributions to the plans in 2007 nor do we anticipate making discretionary contributions to the plans during 2007. However, the actual amount of contributions could vary depending on factors such as asset returns, then-current interest rates, and legislative changes. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

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

Albemarle Corporation and Subsidiaries

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

Set forth below is information at December 31, 2006 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Dayton, Ohio	Research, product development and small-scale production of fine chemicals	Owned; on leased land

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned by Shanghai Jinhai Albemarle Fine Chemicals Company Limited, a joint venture with two partners in which we own a 25% interest

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Mobile, Alabama	Production of tin stabilizers	Owned by Arkema Group LLC who operates the plant for Stannica LLC, a joint venture in which we own a 60% interest and Arkema Group LLC owns a 40% interest

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Co., Ltd., a joint venture owned 50% by each of Sumitomo Metal Mining Co., Ltd. and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned by Ningbo Jinhai Albemarle Chemical and Industry Company Limited, a joint venture with Ninghai County Jinhai Chemical and Industry Company Limited in which we own a 25% interest

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by a consortium of entities in various proportions

Port-de-Bouc, France	Production of flame retardants, fine chemicals and bromine	Owned

Richmond, Virginia	Principal executive offices	Leased

Safi, Jordan	Production of bromine and derivatives and flame retardants	Leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A. and us

South Haven, Michigan	Production of custom fine chemicals including pharmaceutical actives	Owned

Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters	Owned

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities	Owned

Item 3.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation (“NOV”) from the US Environmental Protection Agency Region 4 (“EPA”) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result there from. However, we do not expect any financial impact to have a material adverse effect on the Company.

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

Albemarle Corporation and Subsidiaries

Item 4.	Submission of Matters to a Vote of Security Holders.

NONE.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock for the company trades on the New York Stock Exchange, or the NYSE, under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated as reported on the NYSE composite transactions reporting system and the dividends declared per share on our common stock. All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one stock split of the Company’s Common Stock effective March 1, 2007. See also Note 25, “Subsequent Event” to our consolidated financial statements included in Item 8 beginning on page 42.

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2005
First Quarter	$19.55	$16.80	$0.075
Second Quarter	19.47	16.02	0.155
Third Quarter	19.27	16.98	—
Fourth Quarter	19.75	16.70	0.08

2006
First Quarter	$23.23	$19.29	$0.0825
Second Quarter	25.40	21.61	0.0825
Third Quarter	28.26	22.10	0.09
Fourth Quarter	37.35	26.80	0.09

There were 94,860,456 shares of common stock held by 4,287 shareholders of record as of December 31, 2006. In February 2007, we declared a dividend of $0.105 per share of common stock, payable April 1, 2007.

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2006:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
October 1, 2006 to October 31, 2006	100,000	$30.80	100,000	7,019,892

November 1, 2006 to November 30, 2006	160,000	$33.87	160,000	6,859,892

December 1, 2006 to December 31, 2006	239,980	$36.02	239,980	6,619,912

Total	499,980	$34.29	499,980	6,619,912

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase there under, unless the repurchase plan is earlier terminated by action of our Board of Directors.

On December 4, 2006, we entered into a Stock Purchase Agreement with John D. Gottwald pursuant to which we agreed to purchase an aggregate of 97,336 shares of our common stock at a price of $35.81 per share. The purchase price was $0.015 less than the average closing price of a share of our common stock on the New York Stock Exchange for December 4 through December 6, 2006 (inclusive). The remaining repurchases of our common stock summarized in the table above for the three-month period ended December 31, 2006 were open market transactions.

PERFORMANCE GRAPH

Date	Albemarle	S&P 500 Index – Total Return	S&P 1500 Diversified Chemicals	S&P 1500 Specialty Chemicals (excluding Albemarle)
12/31/01	$100.00	$100.00	$100.00	$100.00
12/31/02	$120.85	$ 77.89	$ 94.62	$100.46
12/31/03	$129.96	$100.23	$118.89	$121.31
12/31/04	$170.84	$111.13	$138.54	$141.04
12/31/05	$172.11	$116.57	$125.36	$141.42
12/31/06	$326.36	$134.98	$139.70	$169.46

*	Assumes $100 invested on the last day of December 2001. Dividends are reinvested quarterly.

The S&P 1500 Diversified Chemicals Index includes the following companies: Ashland Inc., Cabot Corporation, The Dow Chemical Company, E.I. duPont de Nemours and Company, Eastman Chemical Company, Engelhard Corporation, FMC Corporation, Hercules Incorporated, Olin Corporation, Penford Corporation and PPG Industries, Inc. The S&P 1500 Specialty Chemicals Index without Albemarle, includes the following companies: A. Schulman, Inc., Arch Chemicals, Inc., Chemtura Corporation, Cytec Industries Inc., Ecolab Inc., Ferro Corporation, H.B. Fuller Company, International Flavors & Fragrances Inc., The Lubrizol Corporation, MacDermid, Incorporated, Material Sciences Corporation, Minerals Technologies Inc., OM Group, Inc., OMNOVA Solutions Inc., Polyone Corporation, Quaker Chemical Corporation, Rohm and Haas Company, RPM International Inc., Sensient Technologies Corporation, Sigma-Aldrich Corporation and The Valspar Corporation.

Item 6.	Selected Financial Data.

The information for the five years ended December 31, 2006, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

Albemarle Corporation and Subsidiaries

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

The following is a discussion and analysis of results of operations for the years ended December 31, 2006, 2005 and 2004. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 35.

Overview and Outlook

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including

Albemarle Corporation and Subsidiaries

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

2006 Highlights

•

Divestiture of Thann, France facility. In 2006, we entered into a Share Purchase Agreement pursuant to which we transferred all of the capital stock of Albemarle France SAS (“ASAS”) to International Chemical Investors S.A. (“ICIG”) for nominal consideration. Thann was our potassium and chlorine facility with approximately $100 million in revenues and a history of low profitability. In connection with the disposition of the Thann facility to ICIG, we recorded a charge amounting to $89 million ($58 million after income taxes, or $0.60 per share). We expect the total net after tax cash costs of the transaction to be less than $10 million. This divestiture was part of our strategic focus on fiscal improvements in our Fine Chemicals segment.

•

Acquisition of South Haven, Michigan facility. We acquired DSM’s South Haven, Michigan fine chemicals facility during the third quarter 2006. This acquisition assists our ongoing effort to reposition the Fine Chemicals segment around services and higher value activities.

•

Belgian-based European trading company. We have completed the implementation of a Belgian-based European trading company that centralized certain European activities at a single focal point and enables us to pay down external debt faster than we would otherwise. The benefit of this structure provides approximately $1 million monthly, or $12 million annually, in tax savings on a sustainable basis that began in the third quarter of this year. As part of this trading company structure, we have relocated certain of our long-term debt, approximately $128 million, from the U.S. to Europe, where we will be able to use lower-taxed foreign earnings to repay it locally.

•

Technology Advances. We continued to leverage our technological expertise by developing and introducing new products. In 2006 we filed over 100 patents, ending the year with approximately 28% of our sales from products that were not in our portfolio five years ago.

•	Stock Repurchase Plan. During 2006, we repurchased an aggregate of 1,130,890 shares of our common stock in open-market or privately-negotiated transactions at an average price of $28.15 per share.

•

Debt Reduction. We reduced our total debt by over $100 million, lowering our debt to capitalization ratio to approximately 42%. We reduced our total net debt by over $185 million, lowering our net debt to capitalization ratio to approximately 35%. We define net debt as total debt plus the portion of outstanding joint venture indebtedness guaranteed by us (or less the portion of outstanding joint venture indebtedness consolidated but not guaranteed by us), less cash and cash equivalents.

•

Increased Dividends. We increased our dividends for the 12th consecutive year, ending the year at an annual dividend rate of $0.36 per share. In February 2007, we increased our quarterly dividend to $0.105 per share of common stock.

2007 Outlook

Polymer Additives: Growth of our Polymer Additives segment is expected to be derived from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. In 2007, we expect stable volumes and continued pricing initiatives to offset raw material and energy costs that continue to rise. We believe that in 2007 this segment may become our first billion-dollar revenue market segment.

We are continuing our progress in China as a foundation for expanding our business in Asia. Our technology center in Nanjing is now operational. This center provides technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we plan to build a phosphorous flame retardant plant in Nanjing, which we believe could be fully operational in the second half of 2007. We intend to produce phosphorous flame-retardants at this site to serve the growing Asian construction and electronic markets.

Catalysts: Revenue growth in our Catalysts segment is expected to be modest in 2007 as compared to 2006, being driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent

Albemarle Corporation and Subsidiaries

fuel quality requirements as a part of anti-pollution initiatives. We expect Catalyst profit growth in 2007 will come primarily from new product introductions, new markets that we penetrate, FCC pricing improvements and the continued growth in our polyolefin catalyst business.

We expect conventional HPC catalysts volumes to remain stable for the entire year. Although refinery loading for new diesel sulfur specifications that went into effect in the United States on October 15, 2006 is now complete, we expect technology advantages and new product innovations will offset potential weakness in HPC in 2007.

As oil prices remain elevated, we believe refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. We have begun construction of our new HPC catalysts plant at Bayport, Texas, which is expected to be operational in second half of 2007. This plant will add approximately 10,000 metric tons to our capacity. We are evaluating whether additional capacity expansion in 2008 and 2009 may be needed due to expected increased demand.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. In 2005, we announced the first significant price increase for these catalysts in over ten years and have focused in 2006 on achieving these increases. In addition, we expect to see incremental benefits in future quarters on our most recent FCC price increase that went into effect in January 2007. We believe that these price increases will help partially offset the increasing raw material and energy costs to manufacture these catalysts and will allow margin recovery and expansion for these catalysts.

We are focused on new product development in catalysts, and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business which include biodiesel, Canadian tar sands, gas to liquids (GTL) and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil remains at historically high levels.

Fine Chemicals: The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with a movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We expect to continue the turnaround of our Fine Chemicals segment in 2007. As our revenue base is smaller following the sale of our Thann, France facility, we expect profitability to improve in 2007. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business.

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

Corporate and Other: The benefit of the Belgian-based European trading company provides approximately $1 million monthly, or $12 million annually, in tax savings on a sustainable basis that began in the third quarter of 2006. As part of this trading company structure, we have relocated certain of our long-term debt, approximately $128 million, from the U.S. to Europe, where we believe we will be able to use lower-taxed foreign earnings to repay it locally. In 2007, incremental income is more likely to be earned in locales with higher incremental rates. We believe our global effective tax rate may approximate 23%, but it will vary based on the locales in which incremental income is actually recognized. We are continuing our focus on reducing working capital and repaying debt in 2007. We have increased our quarterly dividend payout in 2007 to $0.105 per share. Under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2007 as compared to 2006. We continue to evaluate the merits of any opportunities that may arise for acquisitions that complement our business footprint.

Albemarle Corporation and Subsidiaries

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

Selected Financial Data

	Year Ended December 31,			Percentage Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(In millions, except percentages and per share amounts)
NET SALES	$2,368.5	$2,107.5	$1,513.7	12%	39%
Cost of goods sold	1,817.7	1,684.1	1,214.8	8%	39%

GROSS PROFIT	550.8	423.4	298.9	30%	42%
GROSS PROFIT MARGIN	23.3%	20.1%	19.7%
Selling, general and administrative and research and development expenses	284.1	261.4	189.0	9%	38%
Loss on Thann facility divestiture and other special items	89.2	(1.9)	4.8	*	*
Purchased in-process R&D charges	—	—	3.0	*	*

OPERATING PROFIT	177.5	163.9	102.1	8%	61%
OPERATING MARGIN	7.5%	7.8%	6.7%
Interest and financing expenses	(44.0)	(42.0)	(17.4)	5%	141%
Other (expenses) income, net	(0.1)	1.5	(12.2)	*	*

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	133.4	123.4	72.5	8%	70%
Income tax expense	2.2	27.6	17.0	(92)%	62%
Effective tax rate	1.6%	22.4%	23.4%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	131.2	95.8	55.5	37%	73%
Minority interests in income of consolidated subsidiaries (net of tax)	(13.2)	(7.4)	(5.1)	78%	45%
Equity in net income of unconsolidated investments (net of tax)	25.0	26.5	4.4	(6)%	502%

NET INCOME	$143.0	$114.9	$54.8	24%	110%

PERCENTAGE OF NET SALES	6.0%	5.5%	3.6%

Basic earnings per share(1)	$1.51	$1.24	$0.66	22%	88%

Diluted earnings per share(1)	$1.47	$1.20	$0.64	23%	88%

*	Calculation is not meaningful.
(1)	As adjusted to give effect to a two-for-one stock split effected in the form of a dividend effective March 1, 2007.

Comparison of 2006 to 2005

Net Sales

For 2006, we recorded net sales of $2,369 million, an increase of $261 million, or 12%, compared to the net sales of $2,108 for 2005. This increase was mainly due to improved pricing and increased volume in our Polymer Additives and Catalysts segments, improved pricing in our Fine Chemicals segment and the addition of our South Haven facility, partially offset by the effects of the divestiture of our Thann facility. Overall, prices increased 10% and volumes grew 4% compared to the same period last year.

Polymer Additives’ net sales were $920 million, up $123 million, or 15%, for 2006 compared to the same period in 2005 as prices rose 11% and volume grew 6%. Catalysts’ net sales were $839 million, up $101 million, or 14%, due mainly to a 9% increase in prices and a 7% increase in volume. Fine Chemicals’ net sales increased to $609 million, up $37 million, or 6%, primarily due to improved pricing of 10%; however, this increase was partially offset by reduced volumes of 2%. For a detailed discussion of revenues and segment income before taxes for each segment and division see “Segment Information Overview” below.

Albemarle Corporation and Subsidiaries

Gross Profit

For 2006, our gross profit increased $127 million to $551 million, or 30%, from 2005 due to increased volume and improved pricing. These increases were partially offset by increased raw material and manufacturing. In addition, our Catalysts segment had higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas polyolefin catalysts plant. Our gross profit margin for 2006 increased to 23.3% from 20.1% in 2005.

Selling, General and Administrative and Research and Development Expenses

For 2006, our selling, general and administrative expenses, or SG&A, and research and development expenses, or R&D, increased $23 million, or 9%, from 2005. This increase was primarily due to higher SG&A costs from increased consulting fees related to the implementation of the Belgian-based European trading company, and increased wages and incentive compensation. As a percentage of net sales, SG&A and R&D were 12.0% in 2006 versus 12.4% in 2005.

Interest and Financing Expenses

Interest and financing expenses for 2006 amounted to $44 million, an increase of $2 million from $42 million in 2005. This increase was primarily due to the consolidation of Jordan Bromine Company Limited, or JBC, effective August 1, 2005, and the impact of an additional $3 million on our interest and financing expenses in 2006 compared to 2005 resulting from the inclusion of the debt of JBC. The higher interest and financing expenses were also impacted by higher rates on our average outstanding debt in 2006. Interest and financing expenses for 2005 included the write-off of $1 million of deferred financing expenses associated with a $450 million 364-day bridge loan that we retired in January 2005.

Other Income (Expenses), Net

For 2006, our other income (expenses), net was nominal, but decreased $2 million from 2005. This decrease was primarily due to a foreign exchange adjustment of approximately $3 million on foreign denominated debt at JBC partially offset by an increase in interest income of approximately $1 million.

Income Taxes

Our income taxes for 2006 were $2 million, a decrease of $25 million, or 92%, from 2005. Income taxes for 2006 benefited $22 million from earnings in jurisdictions with lower tax rates than the U.S. statutory rate due to designating the undistributed earnings of most of our foreign subsidiaries as permanently reinvested as of September 30, 2006, $9 million from the impact of tax rate changes (principally the Netherlands and various states) on our deferred tax liabilities and $9 million from foreign tax credits related to repatriation of high taxed earnings from foreign subsidiaries.

Income taxes for 2005 benefited $6 million from the repatriation of overseas earnings under the provisions of the American Jobs Creation Act of 2004, known as the Homeland Investment Act, and $7 million from foreign tax credits related to repatriation of high taxed earnings from foreign subsidiaries. In the fourth quarter of 2005, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, in the fourth quarter of 2005 we recorded an income tax benefit of $8 million associated with the revaluation of deferred tax balances related to income tax rate changes in the Netherlands. In addition, the deferred income tax account, as recorded under Accounting Principles Board, or APB, Opinion No. 23 “Accounting for Income Taxes – Special Areas,” reflects an additional expense of $5 million related to the proper recording and identification of earnings and profits, or E&P, adjustments in connection with acquired companies. The net impact of these two adjustments, amounting to an income tax benefit of $2 million, did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2005 or any prior periods presented.

Albemarle Corporation and Subsidiaries

The effective income tax rate for 2006 was 1.6% versus 22.4% in 2005. Excluding the Thann charge and related tax impact, the effective tax rate for 2006 was 14.8%. The decrease from 2005 is due primarily to management’s decision to permanently reinvest the earnings of certain foreign subsidiaries, tax rate changes, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations. Below is an explanation of the changes in effective income tax rates for the applicable years.

	% of Income Before Income Taxes
	2006	2005
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.4	0.2
Permanent reinvestment of foreign income	(16.6)	(1.1)
Impact of foreign earnings	(8.5)	(2.0)
Tax rate changes (benefit) expense	(6.9)	—
Effect of minority interests	(1.5)	(2.1)
Foreign sales corporation/Extraterritorial income tax benefit	(1.4)	(1.5)
Depletion	(1.2)	(1.6)
Adjustment of tax accounts	—	(1.9)
Domestic production deduction	—	(0.4)
Revaluation of reserve requirements	2.7	—
Other items, net	(0.4)	(2.2)

Effective income tax rate	1.6%	22.4%

Minority Interests in Income of Consolidated Subsidiaries

Minority interests’ share of net income was $13 million in 2006 compared to $7 million in 2005. Our minority interests in income of consolidated subsidiaries included minority ownership charges of approximately $7 million for JBC for 2006 compared to $2 million for 2005, as JBC was an unconsolidated investment until August 2005.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments decreased $1 million to $25 million in 2006 from $26 million in 2005 due to the consolidation of JBC for the full year of 2006 partially offset by an increase in the equity income of our Catalysts’ segment joint ventures of $5 million, which had strong sales and improved pricing. Equity income of $8 million for our portion of JBC’s earnings was included in 2005 prior to August 1, at which time we began accounting for JBC as a consolidated subsidiary.

Net Income

Our net income increased 24% to $143 million in 2006 from $115 million in 2005 primarily due to increased sales, improved margins, and reduced taxes partially offset by the Thann divestiture charge of $89 million ($58 million after income taxes).

Segment Information Overview. We have identified three reportable segments as required by SFAS No. 131. Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to include the impact of the minority interest ownership in our consolidated subsidiaries, termed “minority interests in income of consolidated subsidiaries,” in our segment income. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and JBC. Segment results for the year ended December 31, 2005, have been reclassified to reflect the manner in which our chief operating decision maker reviews our three segments. The change in segment income resulted from the effect of the consolidation of JBC effective August 1, 2005 and the related minority interest in income on our consolidated full year operating results, consistent with the manner in which our chief operating decision maker reviews each segment. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, allocations for certain corporate costs, equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries. Segment results, including effective income tax rate calculations for 2005, have been reclassified to reflect the impact of the revisions. This change in presentation had no impact on our reported net income for the years presented.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,		Percentage Change
	2006	2005	2006 vs 2005
	(In millions, except percentages)
Segment net sales:

Polymer Additives	$920.4	$797.8	15%

Catalysts	839.0	737.6	14%

Fine Chemicals	609.1	572.1	6%

Total segment net sales	$2,368.5	$2,107.5	12%

Loss on Thann facility divestiture and other special items:

Polymer Additives	$—	$1.8	*

Catalysts	—	3.8	*

Fine Chemicals	(89.2)	(1.4)	*

Corporate & Other	—	(2.3)	*

Total loss on Thann facility divestiture and other special items	($89.2)	$1.9	*

Segment operating profit (loss):

Polymer Additives	$151.3	$92.2	64%

Catalysts	103.4	81.1	27%

Fine Chemicals	(20.6)	41.5	(150)%

Corporate & Other	(56.6)	(50.9)	(11)%

Total segment operating profit	$177.5	$163.9	8%

Minority interests in income of consolidated subsidiaries and Equity in net income of unconsolidated investments:

Polymer Additives	($3.9)	$1.4	(379)%

Catalysts	20.1	14.8	36%

Fine Chemicals	(6.4)	3.0	(313)%

Corporate & Other	2.0	(0.2)	*

Total minority interests in income of consolidated subsidiaries and equity in net income of unconsolidated investments	$11.8	$19.0	(38)%

Segment income (loss):

Polymer Additives	$147.4	$93.6	57%

Catalysts	123.5	95.9	29%

Fine Chemicals	(27.0)	44.5	(161)%

Corporate & Other	(54.6)	(51.1)	(7)%

Total segment income	189.3	182.9	3%

Interest and financing expenses	(44.0)	(41.9)	5%

Other (expenses) income, net	(0.1)	1.5	*

Income tax expense	(2.2)	(27.6)	(92)%

Net income	$143.0	$114.9	24%

*	Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Polymer Additives

The Polymer Additives segment recorded net sales for 2006 of $920 million, up $123 million, or 15%, versus 2005. Our brominated, mineral and phosphorous flame retardant portfolios experienced 6% volume increases and 12% pricing improvements. Net sales improved in stabilizers and curatives as volumes increased 6% and prices improved 5%. Segment income increased 57%, or $54 million, to $147 million due mainly to improved pricing and increased volume, partially offset by increased manufacturing costs, for 2006 as compared to 2005, which included a special gain item of $2 million.

Catalysts

Our Catalysts segment had net sales for 2006 of $839 million, up $101 million, or 14%, versus 2005, due mainly to a 12% pricing improvement and increased volume of 14% in refinery catalysts and 4% pricing improvement and increased volume of 12% in polyolefin catalysts. Pricing of HPC catalysts reflects certain metal costs which are largely passed through to our end customers. These pass through charges have declined as metal prices have moderated resulting in revenue reductions in 2006 versus 2005; product margins, however, have increased. Segment income increased 29%, or $28 million, to $123 million due mainly to higher pricing and increased volume offset by increased raw material cost and higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas, polyolefin catalysts plant, for 2006 as compared to 2005, which included special item curtailment gains of $4 million related to benefit plan changes. In addition, equity income of our Catalysts joint ventures increased $5 million compared to the same period last year, due to strong sales and improved pricing.

Fine Chemicals

Fine Chemicals segment net sales for 2006 were $609 million, up $37 million, or 6%, versus 2005. This increase was due mainly to pricing improvements of 13% across the bromine portfolio and higher prices and increased volume of 5% and 7% respectively, in our fine chemistry services and the addition of the South Haven facility. Partially offsetting the revenue increase were volume reductions of 6% in our bromine portfolio and the divestiture of our Thann facility. Excluding the Thann divestiture charge of $89 million in 2006, Fine Chemicals segment income increased to $62 million, up $18 million, or 40%, for 2006 from 2005, inclusive of a special item gain of $1 million, due to improved pricing partially offset by increased manufacturing and raw material costs.

Corporate and Other

For 2006, our Corporate and Other expenses increased $3 million, or 7%, to $55 million from 2005, which included a $2 million special item charge. This increase was primarily due to higher SG&A costs for consulting fees related to the implementation of a Belgian-based European trading company, and increased wages and incentive compensation, partially offset by the minority interest portion of the foreign exchange adjustment on foreign currency denominated debt at JBC.

Comparison of 2005 to 2004

Net Sales

For 2005, our net sales were $2,108 million, an increase of $594 million, or 39%, compared to the net sales of $1,514 for 2004. This increase was mainly due to improved pricing and increased volume in our Fine Chemicals and improved pricing in our Polymer Additives segment, and the July 2004 acquisition of the refinery catalysts business. Overall prices increased 15% and volumes grew 3% compared to the same period last year.

Polymer Additives’ net sales were $798 million, up $72 million, or 10%, for 2005 compared to the same period in 2004 due to prices increases of 13% partially offset by lower volumes of 3%. Catalysts’ net sales were $738 million, up $454 million, or 160%, due to the acquisition of the refinery catalysts business. Fine Chemicals’ net sales increased to $572 million, up $68 million, or 14%, primarily due to improved pricing of 8% and increased volumes of 5%. For a detailed discussion of revenues and segment income before taxes for each segment and division see “Segment Information Overview” below.

Gross Profit

For 2005, our gross profit increased $124 million to $423 million, or 42%, from 2004 due to increased volume and improved pricing in our Fine Chemicals segment, improved pricing in our Polymers Additives segment and higher sales volumes in the refinery catalysts business, which included results for a full year in 2005 versus results for five months in 2004. These increases were partially offset by increased raw material and manufacturing costs, and the effect of unfavorable foreign exchange rates. Our gross profit margin for 2005 increased to 20.1% from 19.7% in 2004. Excluding $13 million charges related to the refinery catalysts business acquisition, our 2004 gross profit margin was 20.6%.

Albemarle Corporation and Subsidiaries

Selling, General and Administrative and Research and Development Expenses

For 2005, our SG&A and R&D expenses increased $72 million, or 38%, from 2004. This increase was primarily due to higher SG&A and R&D costs related to the refinery catalysts business acquisition of $43 million, including $11 million of additional R&D, higher employee related costs of $14 million, including $7 million of incentives, higher outside legal costs of $4 million and higher consulting costs of $4 million. As a percentage of net sales, SG&A and R&D were 12.4% in 2005 and 12.5% in 2004.

Other Special Items

For 2005, our other special items included $9 million of benefits associated with curtailment gains for benefit plan changes that (1) reduce our accumulated postretirement benefit obligation on our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments by $6 million and (2) modify benefit obligations for certain transition benefits and the adoption of a defined contribution basis for our future pension accrual in the Netherlands amounting to $3 million and a charge of $3 million that related to costs associated with the shutdown of the Port de Bouc, France bromine facility. Our 2005 operating costs and expenses also included a $2 million charge related to the sale of a research and development facility to the State of Louisiana, a $1 million charge for the potential settlement of future legal claims with respect to certain future premises liability claims and a $1 million charge for work force reduction at our Pasadena, Texas plant.

For 2004, other special items included charges totaling $5 million related to layoffs of 53 employees at the closed zeolite facility in Pasadena, Texas of $3 million and related curtailment charges of $1 million and costs of $1 million associated with the cleanup of the zeolite facility. Additionally, our 2004 operating costs and expenses included $3 million of purchased in-process R&D charges associated with the refinery catalysts business acquisition.

Interest and Financing Expenses

Interest and financing expenses for 2005 amounted to $42 million, an increase of $25 million from $17 million in 2004. This increase was primarily due to a full year’s interest in 2005 on the debt outstanding that relates primarily to the July 2004 acquisition of the refinery catalysts business. The higher interest and financing expenses were also impacted by higher rates on our average outstanding debt in 2005.

Other Income (Expenses), Net

Other income (expenses), net for 2005 amounted to $2 million in income, an increase of $14 million from 2004. The increase is due to the absence of the 2004 euro-denominated hedging losses of $13 million associated with the acquisition of the refinery catalysts business in 2004.

Income Taxes

Our income taxes for 2005 of $28 million increased $11 million, or 62%, from 2004. Income taxes for 2005 benefited $6 million from the repatriation of overseas earnings under the Homeland Investment Act and $7 million from foreign tax credits related to repatriation of high taxed earnings from foreign subsidiaries. In the fourth quarter of 2005, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, in the fourth quarter of 2005 we recorded an income tax benefit of $8 million associated with the revaluation of deferred tax balances related to income tax rate changes in the Netherlands. In addition, the deferred income tax account, as recorded under Accounting Principles Board, or APB, Opinion No. 23 “Accounting for Income Taxes – Special Areas,” reflects an additional expense of $5 million related to the proper recording and identification of earnings and profits, or E&P, adjustments in connection with acquired companies. The net impact of these two adjustments, amounting to an income tax benefit of $2 million, did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2005 or any prior periods presented.

Albemarle Corporation and Subsidiaries

The effective income tax rate for 2005 was 22.4%, down from 23.4% in 2004. Below is an explanation of the changes in effective income tax rates for the applicable years.

	% of Income Before Income Taxes
	2005	2004
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.5
Permanent reinvestment of foreign income	(1.1)	—
Impact of foreign earnings	(2.0)	(0.8)
Effect of minority interests	(2.1)	(2.5)
Foreign sales corporation/Extraterritorial income tax benefit	(1.5)	(3.0)
Depletion	(1.6)	(2.6)
Adjustment of tax accounts	(1.9)	(1.6)
Domestic production deduction	(0.4)	—
Revaluation of reserve requirements	—	(1.9)
Other items, net	(2.2)	0.3

Effective income tax rate	22.4%	23.4%

Minority Interests in Income of Consolidated Subsidiaries

For 2005, minority interests’ share of net income was $7 million compared to $5 million in the same period last year. Our minority interests in income of consolidated subsidiaries included minority ownership charges of approximately $2 million for JBC for 2005 absent in 2004 as JBC was an unconsolidated investment until August 2005.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments increased $22 million to $26 million from $4 million due principally to a full year of our Catalysts segment joint ventures results in 2005, versus five months of results for in 2004. In addition pricing and volumes improved in these joint ventures in 2005 as compared to 2004.

Net Income

Our net income increased 110% to $115 million in 2005 from $55 million in 2004 primarily due to higher income from our Catalyst segment, which included results for the refinery catalyst business for a full year in 2005 versus results for five months in 2004 and improved pricing in our two other segments.

Segment Information Overview. Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to include the impact of the minority interest ownership in our consolidated subsidiaries, termed “minority interests in income of consolidated subsidiaries,” in our segment income. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and JBC. Segment results for the years ended December 31, 2005 and 2004 have been reclassified to reflect the manner in which our chief operating decision maker reviews our three segments. The change in segment income resulted from the effect of the consolidation of JBC effective August 1, 2005 and the related minority interest in income on our consolidated full year operating results, consistent with the manner in which our chief operating decision maker reviews each segment. Segment results, including effective income tax rate calculations for 2005 and 2004, have been reclassified to reflect the impact of the revisions. This change in presentation had no impact on our reported net income for the years presented.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,		Percentage Change
	2005	2004	2005 vs 2004
	(In millions, except percentages)
Segment net sales:

Polymer Additives	$797.8	$726.3	10%

Catalysts	737.6	283.4	160%

Fine Chemicals	572.1	504.0	14%

Total segment net sales	$2,107.5	$1,513.7	39%

Special items:

Polymer Additives	$1.8	$3.6	*

Catalysts	3.8	(16.4)	*

Fine Chemicals	(1.4)	(4.9)	*

Corporate & Other	(2.3)	—	*

Total special items	$1.9	($17.7)	*

Segment operating profit (loss):

Polymer Additives	$92.2	$84.1	10%

Catalysts	81.1	15.3	430%

Fine Chemicals	41.5	38.7	7%

Corporate & Other	(50.9)	(36.0)	(41)%

Total segment operating profit	$163.9	$102.1	61%

Minority interests in income of consolidated subsidiaries and Equity in net income of unconsolidated investments:

Polymer Additives	$1.4	($1.8)	178%

Catalysts	14.8	3.0	393%

Fine Chemicals	3.0	(1.7)	276%

Corporate & Other	(0.2)	(0.2)	—%

Total minority interests in income of consolidated subsidiaries and equity in net income of unconsolidated investments	$19.0	($0.7)	2814%

Segment income (loss):

Polymer Additives	$93.6	$82.3	14%

Catalysts	95.9	18.3	424%

Fine Chemicals	44.5	37.0	20%

Corporate & Other	(51.1)	(36.2)	(41)%

Total segment income	182.9	101.4	80%

Interest and financing expenses	(41.9)	(17.4)	141%

Other income (expenses), net	1.5	(12.2)	*

Income tax expense	(27.6)	(17.0)	62%

Net income	$114.9	$54.8	110%

*	Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Polymer Additives

The Polymer Additives segment recorded net sales for 2005 of $798 million, up $72 million, or 10%, from $726 million in 2004. Our brominated, mineral and phosphorous flame retardant portfolios sales increased on a 14% pricing increase partially offset by a 5% volume decrease. Net sales improved in stabilizers and curatives as prices improved 14% partially offset by reduced volumes of 3%. Segment income increased 14%, or $11 million, to $94 million due mainly to improved pricing and a special item net gain of $2 million, partially offset by decreased volume, substantially higher raw material and energy costs, and higher segment SG&A and R&D costs of $5 million. For 2004, our Polymer Additives’ segment income included a $4 million special item benefit attributable to an allocation of an insurance settlement. Excluding the special items for both years, our 2005 Polymer Additives’ segment income increased $13 million, or 17%, from 2004.

Catalysts

Our Catalysts segment had net sales for 2005 of $738 million, up $454 million, or 160%, versus 2004, due principally to the inclusion of the refinery catalysts businesses for the full year versus five months in 2004. Segment income increased 424%, or $78 million, to $96 million due primarily to the inclusion of the refinery catalysts businesses and the equity income interest in three refinery catalysts joint ventures in Catalysts’ segment income for the full year versus five months in 2004. Segment income in 2005 included the special item curtailment gains of $4 million related to 2005 benefit plan changes. For 2004, our Catalysts’ segment income included purchase price adjustments for the step-up accounting values assigned to the acquired refinery catalysts business inventory of $13 million and the write-off of $3 million of purchased in-process R&D charges associated with the acquisition. Excluding these adjustments, our 2005 Catalysts’ segment income increased $57 million, or 166%, from 2004.

Fine Chemicals

Fine Chemicals segment net sales for 2006 were $572 million, up $68 million, or 14%, versus 2005. This increase was due mainly to pricing improvements of 11% across the bromine portfolio and increased prices of 6% in our fine chemistry services and improved volumes of 1% in both our bromine portfolio and our fine chemistry services. Fine Chemicals segment income increased to $45 million, up $8 million, or 20%, Segment income also includes a net special items charge of $1 million consisting of a charge of $4 million that relates to costs associated with the shutdown of the bromine tower at the Port de Bouc, France facility, a work force reduction charge at the Pasadena, Texas plant of a nominal amount and a $2 million curtailment gain benefit associated with 2005 benefit plan changes. The increase in segment income was offset, in part, by substantially higher raw material and energy costs, higher allocation of corporate SG&A, higher distribution and freight costs and higher manufacturing costs related to a planned plant shutdown for automation improvements. Our 2004 Fine Chemicals’ segment income included special items charges related to layoffs of 53 employees at the closed zeolite facility in Pasadena, Texas of $3 million and a related pension curtailment charge of $1 million, $1 million in costs associated with the cleanup of the zeolite facility and a $3 million charge related to the establishment of a valuation reserve for the potential recoverability of an insurance receivable, which was partially offset by an allocation of an insurance settlement of $3 million. Excluding these special items for both years, our 2005 Fine Chemicals’ segment income increased $4 million, or 10%, from 2004.

Corporate and Other

For 2005, our Corporate and Other expenses increased $15 million, or 41%, to $51 million for 2004. This increase was primarily due to higher SG&A costs related to increased consulting fees of $4 million, higher legal and professional fees of $3 million, higher employee related costs of $2 million and the impact of the $2 million of special items primarily related the loss on sale of property.

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

Albemarle Corporation and Subsidiaries

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets not be amortized.

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

Albemarle Corporation and Subsidiaries

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trademarks are amortized over their estimated useful lives, generally for periods ranging from three to thirty-five years. We continually evaluate the reasonableness of the useful lives of these assets. See Note 9, “Goodwill and Other Intangibles.”

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required under SFAS No. 158, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. Amounts provided for years prior to 2006, contain delayed recognition differences between actual results and expected or estimated results based on the prior guiding principle of the standards. The delayed recognition of actual results allowed for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

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

•	Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita Cost of Covered Health Care Benefits—We project the expected increases in the cost of covered health care benefits.

During 2006, we made changes to the assumptions related to the discount rate, the rate of compensation increase for salary related plans and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, including high quality bonds (Moody’s Aa and the International Index Company, or iBoxx, AA corporate bond rates), along with a yield curve applied to the payments we expect to make out of our retirement plans. The yield curve was produced for a universe containing U.S.-issued Aa-graded corporate bonds, all of which were non-callable, non-putable and non-sinkable. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2006, the weighted-average discount rate was increased for the pension plans from 5.46% to 5.78% and for the other postretirement plans from 5.61% to 5.81% as a result of higher market rates and a relatively flat yield curve for long-term high quality bonds.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2006, the weighted-average expected rate of return on pension plan assets was reduced from 8.31% to 8.06% and there was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2006 and 2005, the assumed weighted-average rate of compensation increase was 3.62% and 2.83%, respectively, for the pension plans. The assumed weighted-average rate of compensation increase was 3.70% and 2.97% for the other postretirement plans at December 31, 2006 and 2005, respectively.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2006, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased. The assumed health care cost trend rate for 2006 and 2005 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 5% in year 2010 and 2009, respectively. The trend rate for post-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2011 and 2010, respectively. For 2007,

Albemarle Corporation and Subsidiaries

the trend rate for pre-65 coverage is again increased to 9% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2011. The trend rate for post-65 coverage is increased to 10% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2012.

The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year. However, we elected that effective January 1, 2007 the Netherlands postretirement medical benefits would lapse. Therefore, this plan will be settled in January 2007 and we will have no future liabilities under this plan.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit cost components by $0.1 million and would increase the benefit obligation by $0.4 million. A 1% decrease in the U.S. heath care cost trend rate would decrease the benefit cost components by $0.1 million and would decrease the benefit obligation by $0.5 million.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the United States (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(56,036)	$(4,485)	$68,170	$5,124
Other postretirement benefits	(6,898)	(394)	8,256	640
Expected return on plan assets:
Pension	*	(4,300)	*	4,300
Other postretirement benefits	*	(80)	*	80
Rate of increase (decrease) in per capita cost of covered health care benefits	395	98	(512)	(126)

*	Not applicable

Income Taxes

We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses and certain tax credit carryforwards. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we believe it is more likely than not that the deferred tax assets will be realized.

We are subject to periodic audit of our income tax returns by the tax authorities in the jurisdictions where we conduct business. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which result primarily from intercompany transfer pricing, tax benefits from the foreign sales corporation and extra-territorial income tax rules. In the United States, the Internal Revenue Service has completed a review of our income tax returns through the year 2002. In 2006, tax assessments were received from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process. Our financial statements reflect the outcome we believe will ultimately result from this appeals process given the uncertainty that exists in the appeals process and the lack of assurances of the anticipated outcome. For the years after 2002, our income tax returns are either under review by the IRS or could be subject to the IRS’ review.

Prior to September 30, 2006, except as otherwise noted, it was our policy to record deferred income tax liabilities on our undistributed earnings of foreign operations that were not deemed to be permanently reinvested in those operations. As of September 30, 2006, we designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result recorded a tax benefit of $1.6 million due to the reversal of previously recorded deferred tax liabilities. We will not provide for deferred income taxes on the future earnings of these subsidiaries as a result of this designation. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting

Albemarle Corporation and Subsidiaries

book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable.

As further discussed in Note 16, “Income Taxes,” we asserted that we are permanently reinvested with respect to earnings derived from our investment in JBC for all periods beginning after September 30, 2005.

Investments

We have investments in joint ventures, nonmarketable securities and marketable equity securities. The majority of our investments are in joint ventures. Since we have the ability to exercise significant influence over the operating and financial policies of these joint ventures, they are accounted for using the equity method of accounting. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Our share of the investee’s earnings is included in the consolidated statement of income as “equity in net income of unconsolidated investments.” It is also included in our computation of segment income. Investments in marketable securities are accounted for as both available-for-sale securities with changes in fair value included in “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets and trading equities that are marked-to-market on a monthly basis through the consolidated statement of income. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

We have a dedicated SOX 404 team in house to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business groups and corporate staff involved in the initiative and assist in the assessment of internal control over financial reporting. A Steering Committee, comprised of personnel from Finance and Alliance Services, is in place to set uniform guiding principles and policies, review the progress of the compliance activities and direct the efforts of the SOX 404 Team. Status updates are provided to our Audit Committee of our Board of Directors on an ongoing basis. We also retain an accounting firm other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

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

We expect business activity levels to continue to increase over the next twelve to twenty-four months. The increase in business activity may cause our working capital needs to increase. We have initiated a program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our revolving credit facility, which is discussed below, to be sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance increased by $90.9 million to $149.5 million at December 31, 2006 from $58.6 million at December 31, 2005. For 2006, our operations provided $376.3 million of cash compared to $168.9 million in 2005 primarily due to an increase in net income excluding the net Thann divestiture charge as well as a net improvement in working capital accounts. Cash flows from operating activities funded investing activities of $145.1 million, which consisted principally of capital expenditures for plant machinery and equipment improvements, the acquisition of the assets and fine chemistry services and pharmaceuticals business

Albemarle Corporation and Subsidiaries

associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM) and Thann facility divestiture payments. Remaining cash flows from operating activities together with proceeds from borrowings of $134.3 million and the exercise of stock options of $21.4 million, funded long-term debt repayments of $239.3 million, purchases of our common stock of $31.8 million and quarterly dividends to shareholders. This resulted in net cash used by financing activity of $143.5 million.

Net current assets increased $26.2 million to $477.9 million at December 31, 2006 from $451.7 million at December 31, 2005. The increase in net current assets was due primarily to an increase in cash partially offset by an increase in accrued expenses and income taxes payable.

Cash and cash equivalents at December 31, 2005 were $58.6 million, up $12.2 million from $46.4 million at year-end 2004. For 2005, cash flows provided from operating activities of $168.9 million, together with approximately $324.7 million and $147.9 million proceeds from the issuance of senior notes and common stock, respectively, $192.0 million of proceeds from borrowings and $6.3 million of proceeds from the exercise of stock options, were used to cover operating activities, repay debt of $708.2 million, fund capital expenditures totaling $70.1 million, pay quarterly dividends to shareholders of $26.4 million, fund investments amounting to $3.6 million, pay dividends to minority interest of $3.4 million, pay $2.3 million in financing costs, and increase cash and cash equivalents by $12.2 million.

Our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive (loss) income in the consolidated statement of changes in shareholders’ equity on pages 45 and 46 increased from December 31, 2005, primarily due to the weakening of the U.S. dollar against the euro. Accumulated other comprehensive (loss) income also includes unrecognized losses and prior service benefit for our defined benefit plans in accordance with SFAS No. 158.

Capital expenditures in 2006 of $99.8 million were approximately 42% higher than the 2005 level of $70.1 million to expand capacities at existing facilities to support an expected increase in sales. We expect our capital spending program to be approximately $100.0 million in 2007 and 2008. Capital spending in 2007 for environmental and safety projects is expected to be higher than that of 2006, which was slightly lower than that in 2005, driven by environmental regulations and our commitment towards sustainability goals. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

For additional funding and liquidity purposes, we currently maintain a senior credit agreement with financial institutions that consists of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In June 2006, we amended our senior credit facilities to add certain additional subsidiary borrowers located outside the U.S. and to allow borrowings by our foreign subsidiaries to be denominated in currencies other than the U.S. dollar. Key terms of this agreement remain unchanged. There was an aggregate of $316.7 million equivalent outstanding under the five-year term loan facility at December 31, 2006. The aggregate of $316.7 million equivalent outstanding was comprised of $220.8 million of borrowings denominated in U.S. dollars borrowed by domestic subsidiaries and €72.7 million ($96.0 million based on the applicable exchange rate on December 31, 2006) of borrowings denominated in euros borrowed by a subsidiary in the Netherlands. Borrowings under the five-year term loan facility bear interest at variable rates, which was a weighted average of 5.61% for the year ended December 31, 2006. As of December 31, 2006, borrowings under the domestic portion of the $450.0 million five-year term loan facility bore a variable interest rate of 6.10% per annum. The

Albemarle Corporation and Subsidiaries

$450.0 million five-year term loan facility is payable in quarterly installments of $7.4 million and €2.4 million ($3.2 million based on the applicable exchange rate on December 31, 2006) through June 30, 2008, and quarterly payments of $58.9 million and €19.4 million ($25.6 million based on the applicable exchange rate on December 31, 2006) at September 30, 2008, December 31, 2008 and March 31, 2009.

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

We believe that as of December 31, 2006, we were, and currently are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the senior credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

The noncurrent portion of our long-term debt amounted to $681.9 million at December 31, 2006, compared to $775.9 million at December 31, 2005. In addition, at December 31, 2006, we had the ability to borrow an additional $444.1 million under our various credit arrangements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment, unused letters of credit, and various take or pay and throughput agreements (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations	$47,720	$194,409	$100,617	$4,859	$5,121	$360,994
Capital lease obligation	3,011	3,186	3,371	3,565	3,771	1,966
Expected interest payments on long-term debt obligations*	37,557	33,757	20,924	19,165	18,693	55,728
Operating lease obligations (rental)	8,294	6,405	4,997	4,409	3,603	23,824
Take or pay / throughput agreements	189,523	80,112	21,345	8,437	7,130	21,824
Letters of credit and guarantees	34,388	18,862	3,567	454	318	13
Capital projects	33,824	660	726	659	—	—
Facility divestiture obligation	10,177	2,186	—	—	—	—
Additional investment commitment payments	141	75	21	20	—	—

Total	$364,635	$339,652	$155,568	$41,568	$38,636	$464,349

*	These amounts are based on a weighted-average interest rate of 5.7% for term loans, 5.1% for variable rate long-term debt obligations, a capital lease and the senior notes for 2007. The weighted average rate for years 2008 and thereafter is 5.7% for term loans and 5.1% for the variable rate long-term debt obligations, a capital lease and the senior notes.

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and make dividend payments for the foreseeable future. For flexibility, we maintain a shelf registration statement that permits us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt of up to $220.0 million. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses, which may require additional liquidity.

Albemarle Corporation and Subsidiaries

Capitalization

On January 20, 2005, we completed the concurrent public offerings of 8,976,840 shares, on a split adjusted basis, of our common stock (of which an aggregate of 976,840 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325.0 million of 5.10% senior notes due 2015. We did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 1,146,000 over-allotment shares requested and sold by our underwriters, which was completed on January 28, 2005, totaled 9,146,000 shares. The shares of common stock were offered and sold at a public offering price of $17.00 per share and the senior notes were offered and sold at a public offering price of 99.897% of par. We used the net proceeds from both of our offerings to repay the $450.0 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business.

Safety and Environmental Matters

We are subject to federal, state, local, and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local, and foreign environmental protection laws is not expected to have in the future a material effect on earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our results.

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

Our environmental and safety operating costs charged to expense were approximately $35.8 million in 2006 versus approximately $30.6 million in 2005 and $29.5 million in 2004, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2006 totaled approximately $29.6 million, up $0.7 million from $28.9 million at December 31, 2005.

We believe that most of the amount we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded, if any, should occur over a period of time and should not have a material adverse impact on our financial condition or results of operations, but could have a material adverse impact in any particular quarterly reporting period. See also Item 3. Legal Proceedings on page 17.

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $5.7 million, $9.5 million and $11.1 million in 2006, 2005 and 2004, respectively. For each of the next few years, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and working towards sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our reported results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and

Albemarle Corporation and Subsidiaries

FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any impact on our reported results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our reported results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” or SFAS No. 158. SFAS No. 158 requires companies to recognize a balance sheet asset or liability for each of their pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard resulted in a reduction in accumulated other comprehensive (loss) income of $94.9 million offset primarily by a decrease in prepaid pension assets ($141.7 million) and a decrease in non-current deferred tax liabilities ($49.9 million).

In September 2006, the FASB issued FASB Staff Position, “Accounting for Planned Major Maintenance Activities,” or FSP No. AUG AIR-1. FSP No. AUG AIR-1 addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a significant impact on our reported results of operations.

In September 2006, the Staff of the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our reported results of operations.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment,” or SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Albemarle Corporation and Subsidiaries

We adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-K to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

The application of SFAS No. 123R had the following effect on December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year Ended December 31, 2006

Operating profit	$12,100
Income before income taxes, minority interests and equity in net income of unconsolidated investments	$12,100
Net income	$7,784

Basic earnings per share	$0.08

Diluted earnings per share	$0.09

Net cash provided from operating activities	$(10,764)
Net cash (used in) provided from financing activities	$10,764

The impact of SFAS No. 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006 ($1.1 million). This was more than offset by the benefit of not recording additional compensation expense during 2006 for outstanding performance unit awards which otherwise would have been required under previous accounting standards. Under those standards, performance units were required to be recorded at fair value at the end of each reporting period. In accordance with SFAS No. 123R, performance units are now based on a grant date fair value. Consequently, our stock-based compensation expense associated with outstanding performance unit awards was favorably impacted by $13.2 million during the current year as the fair value at grant date was lower than the fair value at the end of the reporting period, or December 31, 2006.

The following table illustrates the effects on net income and earnings per share for the years ended December 31, 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share amounts):

		Year Ended December 31,
		2005	2004
Stock-based compensation expense, net of taxes	as reported	$5,700	$5,590
	pro forma	$6,294	$7,040

Net income	as reported	$114,867	$54,839
	pro forma	$114,273	$53,389

Basic earnings per share on net income	as reported	$1.24	$0.66
	pro forma	$1.24	$0.64

Diluted earnings per share on net income	as reported	$1.20	$0.64
	pro forma	$1.20	$0.63

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary currencies for which we have foreign currency exchange rate exposure are the euro, Japanese yen, British pound sterling and the U.S. dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of risk management activities to minimize the impact on earnings of future periods.

Albemarle Corporation and Subsidiaries

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

We enter into foreign currency forward contracts, which generally expire within one year, in the regular course of business to assist in managing our exposure against foreign currency fluctuations on sales and intercompany transactions. The primary method to cover foreign currency exposure is to seek a natural hedge, in which the operating activities denominated in respective currencies balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, a foreign currency forward contract may be employed to reduce currency exposure. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income, but do not have a significant impact on results of operations.

Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts. At December 31, 2006, no such contracts were outstanding.

In connection with the acquisition of the refinery catalysts business, we entered into foreign currency forward hedging contracts to partially hedge the purchase price, which was denominated in euros. As a result, we incurred a net charge of approximately $12.8 million during the year ended December 31, 2004.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage the worldwide exposure of our interest rate risks and foreign exchange exposure through our regular operations and financing activities. We had outstanding variable interest rate borrowings at December 31, 2006 of $333.0 million, bearing an average interest rate of 5.54%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.4 million. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Historically, we have not used futures, options and swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements to provide long-term protection against changes in metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts. These contracts do not have a significant impact on results of operations.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At December 31, 2006, there were unrealized losses of approximately $1.8 million ($1.1 million after income taxes) in accumulated other comprehensive (loss) income that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive (loss) income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2006, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

Albemarle Corporation and Subsidiaries

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Albemarle Corporation:

We have completed integrated audits of Albemarle Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12, “Stock-based Compensation Expense” and Note 15, “Pension Plans and Other Postretirement Benefits” to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and other postretirement plans, respectively, in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/S/ PricewaterhouseCoopers LLP
Richmond, Virginia March 1, 2007

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2006	2005
Assets
Current assets:
Cash and cash equivalents	$149,499	$58,570
Trade accounts receivable, less allowance for doubtful accounts (2006—$1,419; 2005—$663)	333,708	351,989
Other accounts receivable, less allowance for doubtful accounts (2005—$350)	66,345	35,474
Inventories:
Finished goods	282,634	292,158
Raw materials	51,680	72,515
Stores, supplies and other	43,988	46,350

	378,302	411,023
Deferred income taxes and prepaid expenses	33,000	16,607

Total current assets	960,854	873,663

Property, plant and equipment, at cost	2,169,433	2,194,878
Less accumulated depreciation and amortization	1,188,858	1,228,061

Net property, plant and equipment	980,575	966,817

Prepaid pension assets	39,361	187,360
Investments	111,633	92,933
Other assets, deferred charges and noncurrent deferred income taxes	34,894	40,375
Goodwill	251,100	238,425
Other intangibles, net of amortization	151,951	156,045

Total assets	$2,530,368	$2,555,618

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$202,488	$222,142
Current portion of long-term debt	50,731	57,564
Accrued expenses	159,822	118,564
Dividends payable	8,133	7,034
Income taxes payable	61,775	16,613

Total current liabilities	482,949	421,917

Long-term debt	681,859	775,889
Postretirement benefits	59,324	63,350
Pension benefits	54,446	51,998
Other noncurrent liabilities	122,824	109,864
Deferred income taxes	100,868	202,325
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.01 par value (authorized 300,000 shares) issued and outstanding—94,860 in 2006 and 93,499 in 2005 (1)	949	935
Additional paid-in capital (1)	199,045	189,419
Accumulated other comprehensive (loss) income (Note 14)	(10,058)	12,047
Retained earnings	838,162	727,874

Total shareholders’ equity	1,028,098	930,275

Total liabilities and shareholders’ equity	$2,530,368	$2,555,618

(1)	Adjusted for stock split. See Note 1, “Summary of Significant Accounting Policies.”

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per share Amounts)
Year Ended December 31	2006	2005	2004
Net sales	$2,368,506	$2,107,499	$1,513,737
Cost of goods sold	1,817,692	1,684,101	1,201,388
Acquisition-related cost	—	—	13,400

Gross profit	550,814	423,398	298,949
Selling, general and administrative expenses	237,856	219,725	157,737
Research and development expenses	46,299	41,675	31,273
Loss on Thann facility divestiture and other special items (Note 17)	89,175	(1,898)	4,858
Purchased in-process R&D charges	—	—	3,000

Operating profit	177,484	163,896	102,081
Interest and financing expenses	(43,964)	(41,971)	(17,350)
Other (expenses) income, net (Note 1)	(134)	1,513	(12,193)

Income before income taxes, minority interests and equity in net income of unconsolidated investments	133,386	123,438	72,538
Income tax expense	2,192	27,593	17,005

Income before minority interests and equity in net income of unconsolidated investments	131,194	95,845	55,533
Minority interests in income of consolidated subsidiaries (net of tax) (Note 1)	(13,258)	(7,469)	(5,101)
Equity in net income of unconsolidated investments (net of tax)	25,033	26,491	4,407

Net income	$142,969	$114,867	$54,839

Basic earnings per share (1)	$1.51	$1.24	$0.66

Diluted earnings per share (1)	$1.47	$1.20	$0.64

Weighted-average common shares outstanding – basic (1)	94,624	92,696	83,134

Weighted-average common shares outstanding – diluted (1)	97,136	95,495	85,054

Cash dividends declared per share of common stock(1)	$0.345	$0.31	$0.2925

(1)	Adjusted for stock split. See Note 1, “Summary of Significant Accounting Policies.”

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
Balance at January 1, 2004	82,306,016	$823	$325	$23,643	$611,430	$636,221

Comprehensive income:
Net income for 2004					54,839	54,839
Foreign currency translation (net of deferred tax expense of $13,421)				23,555		23,555
Change in unrealized loss on treasury lock agreements (net of deferred tax benefit of $256)				(449)		(449)
Minimum pension liability (net of deferred tax benefit of $112)				(195)		(195)
Change in unrealized loss on marketable equity securities (net of deferred tax benefit of $7)				(13)		(13)
Change in unrealized loss on hedging derivatives (net of deferred tax benefit of $193)				(338)		(338)

Total comprehensive income						77,399
Cash dividends declared for 2004					(24,355)	(24,355)
Change in compensation payable in common stock			8,264			8,264
Stock option remeasurement adjustments			880			880
Exercise of stock options	1,416,286	14	11,893			11,907
Shares purchased and retired	(55,138)		(827)			(827)
Issuance of restricted stock	129,238	1	1,885			1,886

Balance at December 31, 2004	83,796,402	838	22,420	46,203	641,914	711,375

Comprehensive income:
Net income for 2005					114,867	114,867
Foreign currency translation (net of deferred tax benefit of $17,915)				(31,376)		(31,376)
Change in realized loss on treasury lock agreements (net of deferred tax benefit of $532)				(932)		(932)
Amortization of realized loss on treasury lock agreements (net of deferred tax expense of $72)				127		127
Minimum pension liability (net of deferred tax benefit of $1,304)				(2,304)		(2,304)
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $23)				42		42
Change in unrealized gain on hedging derivatives (net of deferred tax expense of $164)				287		287

Total comprehensive income						80,711
Cash dividends declared for 2005					(28,907)	(28,907)
Change in compensation payable in common stock			8,689			8,689
Issuance of common stock, net	9,146,000	91	147,771			147,862
Exercise of stock options	497,382	5	6,341			6,346
Tax benefit from exercise of stock options			3,134			3,134
Issuance of restricted stock	59,408	1	1,064			1,065

Balance at December 31, 2005	93,499,192	$935	$189,419	$12,047	$727,874	$930,275

(1)	Adjusted for stock split. See Note 1, “Summary of Significant Accounting Policies.”

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(In Thousands)
	Common Stock (1)		Additional Paid-in Capital (1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
Balance at December 31, 2005	93,499,192	$935	$189,419	$12,047	$727,874	$930,275

Comprehensive income:
Net income for 2006					142,969	142,969
Foreign currency translation (net of deferred tax expense of $2,876)				71,780		71,780
Amortization of realized loss on treasury lock agreements (net of deferred tax expense of $90)				126		126
Minimum pension liability (net of deferred tax expense of $498)				825		825
Change in unrealized gain on marketable equity securities (net of deferred tax expense of $16)				32		32

Total comprehensive income						215,732
Adjustment to initially apply SFAS No. 158 (net of deferred tax benefit of $52,953)				(94,868)		(94,868)
Reclassification of unearned compensation upon adoption of SFAS No. 123R effective January 1, 2006			(1,298)			(1,298)
Cash dividends declared for 2006					(32,681)	(32,681)
Stock-based compensation			15,486			15,486
Exercise of stock options	1,959,972	20	21,375			21,395
Shares purchased and retired	(1,130,890)	(11)	(31,826)			(31,837)
Tax benefit related to stock plans			10,848			10,848
Issuance of common stock, net	761,100	7	(6)			1
Shares withheld for taxes associated with common stock issuances	(228,918)	(2)	(4,953)			(4,955)

Balance at December 31, 2006	94,860,456	$949	$199,045	$(10,058)	$838,162	$1,028,098

(1)	Adjusted for stock split. See Note 1, “Summary of Significant Accounting Policies.”

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2006	2005	2004
Cash and cash equivalents at beginning of year	$58,570	$46,390	$35,173

Cash flows from operating activities:
Net income	142,969	114,867	54,839
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	112,950	117,435	97,268
Loss on Thann facility divestiture	89,175	—	—
Loss on hedging of anticipated acquisition purchase price	—	—	12,848
Purchased in-process R&D charges	—	—	3,000
Stock-based compensation expense	15,838	9,012	7,981
Benefit plan curtailment (gains) charges	—	(8,829)	898
Insurance receivable valuation adjustment	—	—	3,396
Minority interests in income of consolidated subsidiaries	13,258	7,469	5,101
Equity in net income of unconsolidated investments	(25,033)	(26,491)	(4,407)
Dividends received from unconsolidated investments and nonmarketable securities	13,630	16,225	4,000
Decrease (increase) in prepaid pension assets	6,272	2,473	(5,654)
Deferred income taxes	(60,856)	10,185	(8,130)
Change in assets and liabilities, net of effects of acquisitions, the Thann facility divestiture and the consolidation of Jordan Bromine Company Limited:
(Increase) in accounts receivable	(18,256)	(57,411)	(31,421)
Decrease (increase) in inventories	38,626	(73,022)	(18,077)
(Increase) decrease in prepaid expenses	(9,078)	6,932	3,078
(Decrease) increase in accounts payable	(17,557)	59,118	48,747
Increase in accrued expenses and income taxes	63,690	607	21,780
Other, net	10,666	(9,708)	(3,692)

Net cash provided from operating activities	376,294	168,862	191,555

Cash flows from investing activities:
Capital expenditures	(99,847)	(70,080)	(57,652)
Acquisitions, net of cash acquired in 2004	(25,970)	(7,473)	(785,247)
Cash transferred and payments related to the Thann facility divestiture	(14,727)	—	—
Investments in unconsolidated investments and nonmarketable securities	(264)	(3,088)	(10,642)
Payments on hedging of anticipated acquisition purchase price	—	—	(12,848)
Investments in marketable securities	(4,312)	(521)	(2,239)
Proceeds from liquidation and sale of unconsolidated investments and sale of nonmarketable security	—	3,135	—

Net cash used in investing activities	(145,120)	(78,027)	(868,628)

Cash flows from financing activities:
Repayments of long-term debt	(239,257)	(708,158)	(341,373)
Proceeds from borrowings	134,287	192,013	1,057,329
Dividends paid to shareholders	(31,582)	(26,447)	(25,275)
Purchases of common stock	(31,837)	—	(827)
Proceeds from exercise of stock options	21,395	6,346	11,907
Tax benefit realized from stock-based compensation arrangements	10,764	—	—
Dividends paid to minority interests	(6,796)	(3,400)	(4,867)
Payment of financing costs	(499)	(2,306)	(8,197)
Proceeds from issuance of common stock	—	147,862	—
Proceeds from issuance of senior notes	—	324,665	—
Net receipt (payments) on treasury lock agreements	—	196	(2,365)

Net cash (used in) provided from financing activities	(143,525)	(69,229)	686,332

Net effect of foreign exchange on cash and cash equivalents	3,280	(9,426)	1,958

Increase in cash and cash equivalents	90,929	12,180	11,217

Cash and cash equivalents at end of year	$149,499	$58,570	$46,390

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

Changes in Reporting

Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to include the impact of the minority interest ownership in our consolidated subsidiaries, termed “minority interests in income of consolidated subsidiaries,” in our segment income. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and Jordan Bromine Company Limited, or JBC. Segment results for the years ended December 31, 2005 and 2004 have been reclassified to reflect the manner in which our chief operating decision maker reviews our three segments. The change in segment income resulted from the effect of the consolidation of JBC effective August 1, 2005 and the related minority interest in income on our consolidated full year operating results, consistent with the manner in which our chief operating decision maker reviews each segment. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs. Segment results, including effective income tax rate calculations for years 2005 and 2004, have been reclassified to reflect the impact of the revisions. This change in presentation had no impact on our reported net income for the years presented.

Stock Split

All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one stock split of the Company’s Common Stock effective March 1, 2007. See also Note 25, “Subsequent Event.”

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Shipping and Handling Costs

Amounts billed to customers in a sales transaction related to shipping and handling have been classified as net sales and the cost incurred by us for shipping and handling has been classified as cost of goods sold in the accompanying consolidated statements of income. In addition, taxes billed to customers in a sales transaction are presented in the consolidated statements of income on a net basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risks and with original maturities of three months or less.

Inventories

Inventories are primarily stated at lower of cost or market with cost determined on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis (24% and 26% of total inventories at December 31, 2006 and 2005, respectively).

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

Investments

Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheet as “Investments” and our share of the investees’ earnings or losses together with other-than temporary impairments in value as “Equity in net income of unconsolidated investments” in the consolidated statement of income.

Investments also consist of certain mutual fund investments, are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income. We have another investment in marketable equity securities that is accounted for as an available-for-sale security, where changes in fair value are included in “accumulated other comprehensive (loss)

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income” in shareholders’ equity. Joint ventures’ and nonmarketable securities’ results for immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

Research and Development Expenses

Our research and development expenses related to present and future products are expensed currently as incurred. Our U.S. facilities in Michigan, Ohio, Pennsylvania, Texas, and Louisiana and our global facilities in the Netherlands, Germany, Belgium, and China form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets not be amortized.

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

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trademarks are amortized over their estimated useful lives, generally for periods ranging from three to thirty-five years. We continually evaluate the reasonableness of the useful lives of these assets. See Note 9, “Goodwill and Other Intangibles.”

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required under SFAS No. 158, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. Amounts provided for years prior to 2006 contain delayed recognition differences between actual results and expected or estimated results based on the prior guiding principle of the standards. The delayed recognition of actual results allowed for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	Rate of Compensation Increase — For salary-related plans we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita Cost of Covered Health Care Benefits — We project the expected increases in the cost of covered health care benefits.

During 2006, we made changes to the assumptions related to the discount rate, the rate of compensation increase for salary related plans and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, including high quality bonds (Moody’s Investors Services, or Moody’s Aa and the International Index Company, or iBoxx, AA corporate bond rates), along with a yield curve applied to the payments we expect to make out of our retirement plans. The yield curve was produced for a universe containing U.S.-issued Aa-graded corporate bonds, all of which were non-callable, non-putable and non-sinkable. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2006, the weighted-average discount rate was increased for the pension plans from 5.46% to 5.78% and for the other postretirement plans from 5.61% to 5.81% as a result of higher market rates and a relatively flat yield curve for long-term high quality bonds.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2006, the weighted-average expected rate of return on pension plan assets was reduced from 8.31% to 8.06% and there was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2006 and 2005, the assumed weighted-average rate of compensation increase was 3.62% and 2.83%, respectively, for the pension plans. The assumed weighted-average rate of compensation increase was 3.70% and 2.97% for the other postretirement plans at December 31, 2006 and 2005, respectively.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2006, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased. The assumed health care cost trend rate for 2006 and 2005 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 5% in year 2010 and 2009, respectively. The trend rate for post-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2011 and 2010, respectively. For 2007, the trend rate for pre-65 coverage is again increased to 9% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2011. The trend rate for post-65 coverage is increased to 10% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2012.

The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year. However, we elected that effective January 1, 2007 the Netherlands postretirement medical benefits would lapse. Therefore, this plan will be settled in January 2007 and we will have no future liabilities under this plan.

Employee Savings Plan

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement, which included such participation.

This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contribution to the 401(k) plan, excluding pension contributions per the 2004 amendment, amounted to $7.4 million, $6.9 million and $5.8 million in 2006, 2005 and 2004, respectively. We amended our 401(k) Plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan. The pension contributions in the defined contribution plan are made in cash and are equal to 5% of the participant’s base pay. In 2006, 2005 and 2004, these contributions amounted to $1.9 million, $1.4 million and $0.5 million, respectively.

In respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.5 million for each of the years 2006, 2005 and 2004. In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. We paid approximately $5.4 million in 2006 annual premiums and related costs pertaining to this plan.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses and certain tax credit carryforwards. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we believe it is more likely that not that the deferred tax assets will be realized.

We are subject to periodic audit of our income tax returns by the tax authorities in the jurisdictions where we conduct business. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which result primarily from intercompany transfer pricing, tax benefits from the foreign sales corporation and extra-territorial income tax rules. In the United States, the Internal Revenue Service (“IRS”) has completed a review of our income tax returns through the year 2002. In 2006, tax assessments were received from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process. Our financial statements reflect the outcome we believe will ultimately result from this process given the uncertainty that exists in the appeals process and the lack of assurances of the anticipated outcome. For the years after 2002, our income tax returns are either under review or could be subject to review.

Prior to September 30, 2006, except as otherwise noted, it was our policy to record deferred income tax liabilities on our undistributed earnings of foreign operations that were not deemed to be permanently reinvested in those operations. As of September 30, 2006, we designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result recorded a tax benefit of $1.6 million due to the reversal of previously recorded deferred tax liabilities. We will not provide for deferred income taxes on the future earnings of these subsidiaries as a result of this designation. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable.

As further discussed in Note 16, “Income Taxes,” we have asserted that we are permanently reinvested with respect to earnings derived from our investment in JBC for all periods beginning after September 30, 2005.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised principally of foreign currency translation adjustments, unrecognized losses and prior service benefit for our defined benefit plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” or SFAS No. 158, minimum pension liabilities (prior to adoption of SFAS No. 158), unamortized realized loss on treasury lock agreements, unrealized gains or losses in marketable equity securities, and unrealized gains or losses on hedging derivatives.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of shareholders’ equity. Operational transaction adjustments are included in cost of goods sold. Foreign currency transaction adjustments resulted in net gains (losses) of $0.8 million, ($2.1 million) and ($2.0 million) in 2006, 2005 and 2004, respectively.

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

At December 31, 2006, there were no outstanding forward currency exchange contracts. At December 31, 2005, we had outstanding forward currency contracts hedging Japanese yen receivables with notional values totaling $5.1 million. At December 31, 2004, there were no such contracts. For the years ended December 31, 2006, 2005 and 2004, we recognized gains (losses) of $0.2 million, ($0.3 million) and $0.2 million, respectively, in income before income taxes, minority interests, and equity in net income of unconsolidated investments on our exchange contracts.

In conjunction with the acquisition of the refinery catalysts business, we entered into foreign currency forward hedging contracts to partially hedge the purchase price, which was denominated in euros. As a result, we incurred a net charge of $12.8 million during the year ended December 31, 2004.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of $325.0 million aggregate amount of senior notes due 2015. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At December 31, 2006 and 2005, there were unrealized losses of approximately $1.8 million ($1.1 million after income taxes) and $2.0 million ($1.3 million after income taxes), respectively, in accumulated other comprehensive (loss) income.

We can at any time be exposed to market risk from changes in natural gas prices related to our production requirements for up-to 50% of our 12 month rolling forecast of our North American consumption. These contracts are designated as cash flow hedges and mature over the following twelve months. To the extent that these contracts are effective in hedging our exposure to price changes, changes in the fair value of the hedge contracts are deferred in accumulated other comprehensive (loss) income and reclassified to cost of sales when the natural gas is purchased. At December 31, 2006 and 2005, there were no open contracts. The amount of ineffectiveness, which was not material, was included in “other (expenses) income, net” in the accompanying consolidated statement of income for the years ended December 31, 2006, 2005 and 2004.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a significant impact on our reported results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” or SFAS No. 154. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on our reported results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our reported results of operations.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize a balance sheet asset or liability for each of their pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. The adoption of this standard resulted in a reduction in accumulated other comprehensive (loss) income of $94.9 million offset primarily by a decrease in prepaid pension assets ($141.7 million) and a decrease in non-current deferred tax liabilities ($49.9 million). SFAS No. 158 also eliminates the option for companies to use an early measurement date for fiscal years ending after December 15, 2008, with limited exceptions. However, the early measurement date is not applicable to us as we measure plan assets and liabilities as of the fiscal year-end reporting date.

In September 2006, the FASB issued FASB Staff Position, “Accounting for Planned Major Maintenance Activities,” or FSP No. AUG AIR-1. FSP No. AUG AIR-1 addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a significant impact on our reported results of operations.

In September 2006, the Staff of the Securities Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our reported results of operations.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment,” or SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-K to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows (in thousands):

	2006	2005	2004
Cash paid during the year for:
Income taxes (net of refunds of $20,772 in 2006 and $493 in 2004)	$13,094	$32,060	$18,736
Interest and financing expenses	43,313	33,874	15,373

Supplemental non-cash disclosures due to the divestiture of the Thann, France facility effective August 31, 2006:
Decrease in current assets (principally accounts receivable and inventory)	$(52,639)	$—	$—
Decrease in property, plant and equipment	(179,574)	—	—
Decrease in accumulated depreciation	143,112	—	—
Decrease in other noncurrent assets (principally goodwill)	(12,061)	—	—
Decrease in current liabilities (principally accounts payable)	12,253	—	—
Decrease in other noncurrent liabilities (principally deferred income taxes)	11,239	—	—
Decrease in accumulated other comprehensive (loss) income	3,222	—	—

Supplemental non-cash disclosures due to the adoption of SFAS No. 158 effective December 31, 2006:
Increase in current deferred income tax assets	$3,064	$—	$—
Decrease in prepaid pension assets	(141,727)	—	—
Increase in current liabilities	(9,329)	—	—
Decrease in noncurrent pension benefits liabilities	3,235	—	—
Decrease in noncurrent deferred income tax liabilities	49,889	—	—
Decrease in accumulated other comprehensive (loss) income	94,868	—	—

Supplemental non-cash disclosures due to the consolidation of JBC effective August 1, 2005:
Increase in current assets	$—	$19,214	$—
Increase in property, plant and equipment	—	121,235	—
Increase in accumulated depreciation	—	(8,143)	—
Decrease in other assets, deferred charges and noncurrent deferred income taxes	—	(6,000)	—
Decrease in investments	—	(33,713)	—
Decrease in current liabilities	—	22,894	—
Increase in long-term debt, including the assumption of a capital lease of $19,214	—	(84,222)	—
Increase in other noncurrent liabilities (minority interest)	—	(31,103)	—

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	2006	2005	2004
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$142,969	$114,867	$54,839

Denominator:
Average number of shares of common stock outstanding	94,624	92,696	83,134

Basic earnings per share	$1.51	$1.24	$0.66

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$142,969	$114,867	$54,839

Denominator:
Average number of shares of common stock outstanding	94,624	92,696	83,134
Shares issuable upon exercise of stock options and other common stock equivalents	2,512	2,799	1,920

Total shares	97,136	95,495	85,054

Diluted earnings per share	$1.47	$1.20	$0.64

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed proceeds under treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). This policy decision was made on January 1, 2006 upon adoption of SFAS No. 123R. At December 31, 2006, 2005 and 2004, all common stock equivalents are included in the computation of diluted earnings per share as no common stock equivalents had an antidilutive impact on the calculation.

On January 20, 2005, we completed the concurrent public offerings of 8,976,840 shares of our common stock (of which an aggregate of 976,840 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325.0 million of 5.10% senior notes due 2015. We did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 1,146,000 over-allotment shares requested and sold by our underwriters, which was completed on January 28, 2005, totaled 9,146,000 shares. The shares of common stock were offered and sold at a public offering price of $17.00 per share and the senior notes were offered and sold at a public offering price of 99.897% of par. We used the net proceeds from both offerings to repay the $450.0 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following (in thousands):

	2006	2005
Value added tax/consumption tax	$52,902	$11,716
Other	13,443	23,758

Total	$66,345	$35,474

NOTE 5—Inventories:

Approximately 24% and 26% of our inventories are valued using the last-in, first-out (LIFO) method as of December 31, 2006 and 2005, respectively. A portion of our domestic inventories stated on the LIFO basis amounted to $92.3 million and $105.8 million at December 31, 2006 and 2005, respectively, which are below replacement cost by approximately $49.7 million and $40.6 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Deferred Income Taxes and Prepaid Expenses:

Deferred income taxes and prepaid expenses consist of the following (in thousands):

	2006	2005
Deferred income taxes—current	$21,468	$8,708
Prepaid expenses	11,532	7,899

Total	$33,000	$16,607

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following (in thousands):

	2006	2005
Land	$53,965	$51,073
Land improvements	49,222	48,641
Buildings	167,412	178,754
Machinery and equipment	1,735,137	1,786,680
Machinery and equipment under capital lease	24,652	24,652
Long-term mineral rights and production equipment costs	58,065	57,107
Construction in progress	80,980	47,971

Total	$2,169,433	$2,194,878

The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated, generally by the straight-line method, over the following useful lives: land improvements—5 to 30 years; buildings—10 to 45 years; machinery and equipment—3 to 39 years; and long-term mineral rights and production equipment costs—7 to 60 years.

Depreciation expense amounted to $98.9 million, $103.5 million and $88.4 million at December 31, 2006, 2005 and 2004, respectively. Interest capitalized on significant capital projects in 2006, 2005 and 2004 was $1.2 million, $1.2 million and $0.4 million, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2006, 2005 and 2004 was $1.0 million, $1.1 million and $1.1 million, respectively.

As of December 31, 2006 and 2005, accumulated amortization for assets under the capital lease was $4.4 million and $3.3 million, respectively.

NOTE 8—Investments:

Investments include joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2006 and 2005 (in thousands).

	2006	2005
Joint ventures	$98,229	$83,923
Nonmarketable securities	3,195	3,162
Marketable equity securities	10,209	5,848

Total	$111,633	$92,933

At December 31, 2006 and 2005, the difference between the amount at which our investments in joint ventures are carried and the amount of underlying equity in net assets was approximately $14.4 million and $15.1 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership position in significant joint ventures for the following bromine and derivatives specialty chemical and refinery catalysts businesses is shown below:

	2006		2005		2004
*Jordan Bromine Company Limited – a joint venture that produces bromine derivatives and flame retardants	50	% (a)	50	% (a)	50%
*Nippon Aluminum Alkyls - a joint venture that produces aluminum alkyls	50%		50%		50%

*Magnifin Magnesiaprodukte GmbH & Co. - a joint venture that produces specialty magnesium hydroxide products	50%		50%		50%

*Ningbo Jinhai Albemarle Chemical and Industry Co., LTD - a joint venture that produces polymer antioxidants	25%		25%		25%

*Shanghai Jinhai Albemarle Fine Chemicals Co., LTD - a joint venture that produces polymer antioxidants	25%		25	% (b)	—

*Nippon Ketjen Company, LTD - a joint venture that produces refinery catalysts	50%		50%		50	% (c)

*Eurecat S.A. - a joint venture for refinery catalysts regeneration services	50%		50%		50	% (c)

*Fábrica Carioca de Catalisadores S.A. – a joint venture that produces catalysts and includes catalysts research and product development activities	50%		50%		50	% (c)

Our investment in the significant joint ventures above amounted to $96.3 million and $82.1 million for the years ended December 31, 2006 and 2005, respectively and the amount included in “equity in net income of unconsolidated investments” in the consolidated statements of income totaled $24.7 million, $26.3 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant joint ventures presented herein (in thousands):

	2006	2005
Summary of Balance Sheet Information at December 31:(a)
Current assets	$187,059	$176,089
Other assets	194,919	177,751

Total assets	$381,978	$353,840

Current liabilities	$136,271	$132,698
Noncurrent liabilities	74,274	73,047

Total liabilities	$210,545	$205,745

	2006	2005	2004
Summary of Consolidated Statements of Income Information at December 31:(a)(b)(c)
Net sales	$407,596	$387,515	$166,597
Gross profit	157,929	132,743	57,245
Income before income taxes	80,004	65,550	18,777
Net income	54,199	47,428	13,627

(a)

Effective August 1, 2005, we began consolidating our 50% ownership interest in JBC. We previously accounted for this investment on the equity basis. However, as a result of August 2005 amendments to the related joint venture agreement, our management concluded that consolidation accounting for this investment was appropriate under GAAP.

(b)

The consolidated statement of income information for investment in Shanghai Jinhai Albemarle Fine Chemicals Co., LTD includes seven months for the year ended December 31, 2005, based upon a June 2005 joint venture agreement, and twelve months for the year ended December 31, 2006.

(c)

The consolidated statements of income information for investments in Nippon Ketjen Company, LTD, Eurecat S.A. and Fábrica Carioca de Catalisadores S.A. include five months for the year ended December 31, 2004, based upon a July 2004 acquisition date for the refinery catalysts business, and twelve months for the years ended December 31, 2005 and 2006.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have evaluated each of the unconsolidated joint ventures pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51,” and none qualify for consolidation. Dividends received from our joint ventures were $13.5 million, $16.2 million and $3.8 million in 2006, 2005 and 2004, respectively.

Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with Emerging Issues Task Force No. 97-14. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statement of income. As of December 31, 2006 and 2005, these marketable securities amounted to $9.8 million and $5.5 million, respectively.

NOTE 9—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trademarks, patents and other intangibles.

	Balances at Beginning of Year	Changes		Foreign Exchange Impact	Balances at December 31, 2006
Changes in goodwill by operating segment (in thousands):
Polymer Additives	$22,987	$—		$1,591	$24,578
Catalysts	197,453	—		21,018	218,471
Fine Chemicals	17,985	(11,364	) (a)	1,430	8,051

Total	$238,425	$(11,364)		$24,039	$251,100

(a)	The decrease in goodwill in the Fine Chemicals segment is associated with the net asset write-off in conjunction with the divestiture of our Thann, France facility in 2006.

Other Intangible Assets at December 31, 2006 and 2005 (in thousands):

	2006
	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	$71,914	$(8,268)	$4,892	$68,538
Patents	41,144	(14,261)	1,674	28,557
Trade names(a)	37,964	(5,306)	5,155	37,813
Manufacturing contracts and supply/service agreements	12,503	(5,932)	822	7,393
Licenses	4,524	(2,969)	(604)	951
Military specification approvals	4,345	(486)	—	3,859
Noncompete agreements	3,137	(1,582)	665	2,220
Other	3,432	(1,160)	348	2,620

Total	$178,963	$(39,964)	$12,952	$151,951

	2005
	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	$73,255	$(6,662)	$666	$67,259
Patents	41,293	(9,382)	233	32,144
Trade names(a)	38,014	(3,812)	1,770	35,972
Manufacturing contracts and supply/service agreements	12,503	(4,557)	355	8,301
Licenses	4,591	(1,535)	(666)	2,390
Military specification approvals	4,345	(362)	—	3,983
Noncompete agreements	3,137	(1,174)	485	2,448
Other	4,370	(885)	63	3,548

Total	$181,508	$(28,369)	$2,906	$156,045

(a)	Trade names include a gross carrying amount of $9.2 million for an indefinite lived intangible asset.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There were no intangible assets acquired during the year ended December 31, 2006. Several intangible assets became fully amortized during the year 2006 and as a result, have been written off and are excluded from the table above representing intangible asset balances as of December 31, 2006. In addition, as a result of the Thann facility divestiture, a nominal amount of net intangible assets (other than goodwill) were included in the related net asset write-off.

Other intangibles are amortized on a straight-line basis over periods from three to thirty-five years. Amortization of intangibles other than goodwill amounted to $14.1 million, $13.9 million and $8.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2007	$13,780
2008	12,633
2009	12,082
2010	11,944
2011	10,953

NOTE 10—Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	2006	2005
Employee benefits, payroll and related taxes	$61,845	$48,963
Taxes other than income taxes and payroll taxes	22,956	6,496
Other	75,021	63,105

Total	$159,822	$118,564

NOTE 11—Long-Term Debt:

Long-term debt consists of the following (in thousands):

	2006	2005
Variable-rate domestic bank loans	$220,772	$383,233
Variable-rate foreign bank loans	101,201	26,708
Senior notes	324,730	324,696
Fixed rate foreign borrowings	55,203	69,130
Capital lease obligation	18,870	17,821
Industrial revenue bonds	11,000	11,000
Miscellaneous	814	865

Total	732,590	833,453
Less amounts due within one year	50,731	57,564

Total long-term debt	$681,859	$775,889

Maturities of long-term debt are as follows: 2007—$50.7 million; 2008—$197.6 million; 2009—$104.0 million; 2010—$8.4 million; 2011—$8.9 million and 2012 through 2021—$363.0 million.

On July 29, 2004, in connection with the acquisition of the refinery catalysts business, we entered into (1) a senior credit agreement, with a group of lenders, consisting of a $300 million revolving credit facility and a $450 million five-year term loan facility and (2) a $450 million 364-day loan agreement. There were no borrowings outstanding under the revolving credit facility or 364-day loan agreement at December 31, 2006 or 2005. We amended our current revolving credit facility twice. The first amendment on July 8, 2005 (1) reduced the applicable borrowing rates and fees payable under the revolving credit facility and five-year term loan facility, based on the ratings of our senior unsecured long-term debt as rated by outside credit rating agencies, (2) eliminated certain conditions for borrowings under the revolving credit facility, and (3) provided an option to increase the amount available for borrowings under the revolving credit facility by up to $50.0 million. In June 2006, we amended the credit facility to add certain additional subsidiary borrowers located outside the U.S. and to allow borrowings by our foreign subsidiaries to be denominated in currencies other than the U.S. dollar. Key terms of this agreement remain unchanged. There was an aggregate of $316.7 million equivalent outstanding under the five-year term loan facility at December 31, 2006. The aggregate of $316.7 million equivalent outstanding was comprised of $220.8 million of borrowings denominated in U.S. dollars borrowed by domestic subsidiaries and

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

€72.7 million ($96.0 million based on the applicable exchange rate on December 31, 2006) of borrowings denominated in euros borrowed by a subsidiary in the Netherlands. The $450.0 million five-year term loan facility is payable in quarterly installments of $7.4 million and €2.4 million ($3.2 million based on the applicable exchange rate on December 31, 2006) through June 30, 2008, and quarterly payments of $58.9 million and €19.4 million ($25.6 million based on the applicable exchange rate on December 31, 2006) at September 30, 2008, December 31, 2008 and March 31, 2009.

Borrowings under the domestic portion of the five-year term loan facility bore variable interest rates of 6.10% and 4.75% at December 31, 2006 and 2005, respectively. Borrowings under the foreign portion of the five-year term loan facility bore a variable interest rate of 4.48% at December 31, 2006. Borrowings under the revolving credit facility and the five-year term loan facility bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable rate (0.75% as of December 31, 2006 and 2005). The revolving credit facility had an average interest rate during 2005 of 3.87%. The five-year term loan facility had average interest rates during 2006 and 2005 of 5.61% and 4.10%, respectively. These credit facilities contain certain restrictive financial covenants, including fixed charge coverage, debt to capitalization and other covenants as set forth in the agreements.

On January 20, 2005, we concluded the sale of $325.0 million aggregate principal amount of senior notes through a public offering at a price of 99.897% of par. We used the net proceeds from the sale of the senior notes along with the proceeds from our concurrent sale of common stock through a public offering to retire the $450.0 million 364-day bridge loan. The senior notes bear an interest rate of 5.10%, which is payable semi-annually on February 1 and August 1 of each year, which began August 1, 2005. The notes mature on February 1, 2015.

We have additional agreements with domestic financial institutions that provide immediate, uncommitted credit lines, on a short-term basis at the individual financial institutions’ money market rate, up to a maximum of $60.0 million. At December 31, 2006 and 2005, there were no borrowings outstanding under this agreement. The average interest rate on borrowings for the years ended December 31, 2006 and 2005 were 5.57% and 3.84%, respectively.

We have an agreement with a foreign bank that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $50.0 million U.S. dollar equivalent at the individual financial institution’s money market rate. At December 31, 2006 and 2005, $3.9 million and $20.0 million, respectively, were outstanding under this agreement. The average interest rates on transactions under this agreement for the years ended December 31, 2006 and 2005 were 3.73% and 3.03%, respectively. Year-end interest rates for the same periods were 4.18% and 2.97%, respectively.

One of our foreign subsidiaries has existing agreements with foreign banks, which provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 3.5 billion Japanese yen ($29.4 million at December 31, 2006 based on applicable exchange rates) at the individual banks’ money market rates. At December 31, 2006 and 2005, borrowings under this agreement were 0.9 billion Japanese yen ($7.6 million based on applicable exchange rates) and 2.0 billion Japanese yen ($16.7 million based on applicable exchange rates), respectively. The average interest rates on borrowings under this agreement for the years ended December 31, 2006 and 2005 were 0.98% and 1.25%, respectively. Year-end interest rates for the same periods were 1.14% and 0.85%, respectively.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $23.0 million at the individual institutions’ money market rate. We have guaranteed these agreements. At December 31, 2006 there were no borrowings under these agreements. At December 31, 2005, there were borrowings under these agreements of $1.5 million. The interest rate on borrowings outstanding at December 31, 2005 was 5.11%.

Additional foreign borrowings at December 31, 2005 consisted of 0.8 million euro ($1.0 million). These borrowings were interest free during the period. These borrowings related to the Thann, France facility and were transferred with the divestiture on August 31, 2006.

We have the ability to refinance our borrowings under credit lines with borrowings from the revolving credit facility or credit agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2006 and 2005.

We have a Loan Agreement with Columbia County, Arkansas, which issued $11.0 million in Tax-Exempt Solid Waste Disposal Revenue Bonds, or Tax-Exempt Bonds, for the purpose of financing various solid waste disposal facilities at our Magnolia, Arkansas South Plant. The Tax-Exempt Bonds bear interest at a variable rate that approximates 65% of the federal funds rate. The average interest rates were 3.47% and 2.53% in 2006 and 2005, respectively, with year-end interest rates of 3.97% and 3.62%, respectively. The Tax-Exempt Bonds will mature on March 1, 2021 and are collateralized by a transferable irrevocable direct-pay letter of credit.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2005, our reported debt balances increased when we began consolidating our 50% ownership interest in JBC (See Note 8, “Investments”). The JBC foreign currency denominated debt, which amounted to $67.8 million and $75.1 million at December 31, 2006 and 2005, respectively, consists of (1) foreign plant-related construction borrowings amounting to $41.6 million and $45.4 million at December 31, 2006 and 2005 respectively, which bear interest at rates ranging from 4.28% to 7.12% at December 31, 2006 and 2005, with principal and interest payable in 19 semiannual installments and (2) a capitalized lease obligation related to certain plant equipment amounting to $18.9 million and $17.8 million at December 31, 2006 and 2005, respectively, with semiannual payments of 1.4 million Islamic Dinars, including interest calculated at 5.50%, through July 1, 2012. Additionally, at December 31, 2006 and 2005, the JBC debt also included unsecured short-term debt totaling $1.3 million and $5.9 million, respectively, and a $6.0 million unsecured non-interest bearing loan from its other shareholder.

NOTE 12— Stock-based Compensation Expense:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment,” or SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

We adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-K to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $10.8 million for the year ended December 31, 2006. Prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123R supersedes EITC 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The application of SFAS No. 123R had the following effect on December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year Ended December 31, 2006
Operating profit	$12,100
Income before income taxes, minority interests and equity in net income of unconsolidated investments	$12,100
Net income	$7,784

Basic earnings per share	$0.08

Diluted earnings per share	$0.09

Net cash provided from operating activities	$(10,764)
Net cash (used in) provided from financing activities	$10,764

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The impact of SFAS No. 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006 ($1.1 million). This was more than offset by the benefit of not recording additional compensation expense during 2006 for outstanding performance unit awards which otherwise would have been required under previous accounting standards. Under those standards, performance units were required to be recorded at fair value at the end of each reporting period. In accordance with SFAS No. 123R, performance units are now based on a grant date fair value. Consequently, our stock-based compensation expense associated with outstanding performance unit awards was favorably impacted by $13.2 million during the current year as the fair value at grant date was lower than the fair value at the end of the reporting period, or December 31, 2006.

The following table illustrates the effects on net income and earnings per share for the years ended December 31, 2005 and 2004 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share amounts):

		Year Ended December 31,
		2005	2004
Stock-based compensation expense, net of taxes	as reported	$5,700	$5,590
	pro forma	$6,294	$7,040

Net income	as reported	$114,867	$54,839
	pro forma	$114,273	$53,389

Basic earnings per share on net income	as reported	$1.24	$0.66
	pro forma	$1.24	$0.64

Diluted earnings per share on net income	as reported	$1.20	$0.64
	pro forma	$1.20	$0.63

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2006, no shares of preferred stock have been issued.

Stock Purchases

On January 30, 2006, we entered into Stock Purchase Agreements, with each of Floyd D. Gottwald, Jr. and John D. Gottwald, pursuant to which we agreed to purchase an aggregate of 240,000 shares of our common stock from Floyd D. Gottwald, Jr. and an aggregate of 171,310 shares of our common stock from John D. Gottwald each at a price of $21.83 per share. The purchase price was $0.025 less than the average closing price of a share of our common stock on the New York Stock Exchange for the third through the fifth business days following the date of release to the public of our earnings for the year ended December 31, 2005. In addition, on December 4, 2006, we entered into a Stock Purchase Agreement with John D. Gottwald pursuant to which we agreed to purchase an aggregate of 97,336 shares of our common stock at a price of $35.81 per share. The purchase price was $0.015 less than the average closing price of a share of our common stock on the New York Stock Exchange for December 4 through December 6, 2006 (inclusive).

During 2006, we purchased an aggregate of 622,244 shares of our common stock in open-market transactions for $19.4 million at an average price of $31.13 per share. There were no purchases of our common stock during 2005. During 2004, we purchased 55,138 shares of our common stock for $0.8 million at an average price of $15.00 per share. At December 31, 2006, we have authorization from our Board of Directors to purchase an additional 6,619,912 shares of our common stock. During 2007, we expect to dedicate a portion of our available cash to purchase shares in open-market transactions at a level comparable to or above that in 2006.

Incentive Plans

At December 31, 2006, we have four existing incentive plans (1994, 1998, 2003 and 2006 plans). The plans generally provide for incentive awards payable either in cash or shares of our common stock, qualified and non-qualified stock options (“stock options”), stock appreciation rights (“SARs”), restricted stock awards and performance unit awards.

Under the 1994 plan, a maximum of 6,400,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 379,000 shares outstanding at December 31, 2006), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 1994 plan.

Under the 1998 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 2,412,800 shares outstanding at December 31, 2006), SARs, or the grant of

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 5,200,000. No further grants or awards can be made under the 1998 plan.

Under the 2003 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 713,000 shares outstanding at December 31, 2006), SARs, or the grant of restricted stock or performance unit awards. At December 31, 2006, 3,106,000 shares were available for issuance pursuant to grants under the 2003 plan.

Under the 2006 plan, a maximum aggregate number of 150,000 shares of our common stock were authorized for issuance to the Company’s non-employee Directors. The maximum number to be issued to each participant during a calendar year shall be no more than 2,000 shares. At December 31, 2006, 146,400 shares were available for issuance pursuant to grants under the 2006 plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2006, 2005 and 2004 amounted to $15.8 million, $9.0 million and $8.0 million, respectively. Total related recognized tax benefits for the years ended December 31, 2006, 2005 and 2004 amounted to $5.6 million, $3.3 million and $2.9 million, respectively.

Below is a summary of the activity in the 1994, 1998, 2003 and 2006 plans for the year ended December 31, 2006:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2005	4,478,000	5,422,300	$7.97—18.47	$12.13
Exercised		(1,970,500)	$7.97—17.20	$11.00
2006 Plan adoption	150,000
Non-employee director stock awards granted	(3,600)
Non-qualifying stock options canceled and lapsed	19,000	(19,000)	$15.69	$15.69
Non-qualifying stock options granted	(72,000)	72,000	$22.95—23.30	$23.24
Performance unit awards canceled	52,000
Performance unit awards granted	(1,313,000)
Restricted stock award canceled	6,000
Restricted stock awards granted	(64,000)

December 31, 2006	3,252,400	3,504,800	$7.97—23.30	$12.97

Stock options outstanding under the three plans have been granted at prices that were equal to the market value of the stock on the date of grant and expire seven to ten years after issuance. The stock options granted become exercisable based upon either (a) growth in operating earnings as defined from the base-year earnings, (b) the increase in fair market value of our common stock, during a specified period, from the fair market value on the date of grant or (c) at the end of a fixed period as defined in the individual agreements.

The fair value of each option grant during the years ended December 31, 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Fair values of options granted	$7.39	$5.61	$4.29
Dividend Yield (1)	2.01%	1.97%	2.37%
Volatility (2)	30.01%	30.13%	29.91%
Average expected life (in years) (3)	6	6	5-6
Risk-free interest rate (4)	5.31%	4.50%	4.37%

(1)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(2)	The stock volatility is based on historical volatilities of our common stock.
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

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2006, 2005 and 2004. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31, 2006 are provided in the following table (in thousands):

Year Ended December 31, 2006
Proceeds from stock options exercised	$21,395
Tax benefit related to stock options exercised	$10,152
Intrinsic value of stock options exercised	$28,464

The intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $2.9 million and $11.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes information about fixed-price stock options at December 31, 2006 (in thousands, except share and per share amounts):

	Number of Shares Underlying Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options outstanding at 12/31/06	3,504,800	$12.97	$80,382	4.8 years
Options exercisable at 12/31/06	3,013,800	$12.23	$71,326	4.2 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2006 is approximately $1.0 million and is expected to be recognized over a remaining weighted-average period of 1.7 years.

The following table summarizes activity in performance unit awards for the year ended December 31, 2006:

	Performance Unit Awards	Weighted-Average Grant-Date Fair Value
Nonvested awards—December 31, 2005	1,156,000	$13.80
Awards canceled	(532,000)	$12.43
Awards vested and issued to employees	(709,500)	$15.10
Awards granted	1,313,000	$19.89

Nonvested awards—December 31, 2006	1,227,500	$20.16

During the year ended December 31, 2006, performance unit awards granted in 2002 and 2003 were canceled as the performance criteria for the awards was not met. In addition, performance unit awards granted in 2004 were earned at 150% resulting in an additional 333,000 units earned. Of the total units earned under the 2004 award, 709,500 shares with a fair value of $15.3 million at the distribution date were issued during the year ended December 31, 2006 with the remaining 259,500 units issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2007. During the year ended December 31, 2006, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 980,000 units to be paid in shares of our common stock. The units will be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period ending on December 31, 2007. Distribution of 50% of the earned units will occur upon completion of the two-year measurement period and the remaining 50% of the earned units will occur one year thereafter. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2006 is approximately $18.9 million and is expected to be recognized over a remaining weighted-average period of 1.6 years. Each performance unit represents one share of common stock.

The following table summarizes activity in non-performance based restricted stock awards for the year ended December 31, 2006:

	Non-Performance Based Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested awards—December 31, 2005	104,000	$17.52
Awards canceled	(6,000)	$18.34
Awards granted	64,000	$28.29

Nonvested awards—December 31, 2006	162,000	$21.74

During 2004, 50,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $16.41 per share were granted and cliff vest after three years. During 2005, 14,000 and 40,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $18.54 per share were granted and cliff vest over three and five years,

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respectively. During 2006, 64,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $28.29 per share were granted and cliff vest after three years. In addition, during 2006, a 2005 award of 6,000 shares of non-performance based restricted stock was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2006 is approximately $2.3 million and is expected to be recognized over a remaining weighted-average period of 2.7 years.

NOTE 13—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Service Agreements

We are parties to various agreements with NewMarket Corporation, or NewMarket (formerly Ethyl Corporation), dated as of February 28, 1994, pursuant to which we agreed with NewMarket to coordinate certain facilities and services of adjacent operating facilities at plants in Pasadena, Texas, Baton Rouge, Louisiana and Feluy, Belgium. In addition, we are parties to agreements providing for the production of antioxidants and manganese-based antiknock compounds for NewMarket at the Orangeburg, South Carolina plant. On January 21, 2003, we purchased NewMarket’s antioxidants working capital, patents and other intellectual property. Our billings to NewMarket in 2006, 2005 and 2004 in connection with these agreements amounted to $14.5 million, $11.3 million and $9.3 million, respectively. NewMarket’s billings to us in 2006, 2005 and 2004, in connection with these agreements, amounted to $0.8 million, $2.1 million and $1.8 million, respectively. At December 31, 2006, we had receivables from NewMarket of $3.1 million and payables to NewMarket of a nominal amount.

We are parties to agreements with MEMC Pasadena, Inc., or MEMC Pasadena, dated as of July 31, 1995 and subsequently revised effective May 31, 1997, pursuant to which we provide certain utilities and services to the MEMC Pasadena site that is located at our Pasadena plant and on which MEMC Pasadena’s electronic materials facility is located. MEMC Pasadena agreed to reimburse us for all the costs and expenses plus a percentage fee incurred as a result of these agreements. Our billings to MEMC Pasadena, in connection with these agreements amounted to $15.9 million in 2006, $13.3 million in 2005 and $10.6 million in 2004. MEMC Pasadena’s billings to us in 2006, 2005 and 2004, in connection with these agreements, amounted to $5.7 million, $1.9 million and $1.6 million, respectively. At December 31, 2006, we had receivables from MEMC Pasadena of $2.7 million and payables to MEMC Pasadena of a nominal amount.

In 2006, we were parties to operating and service agreements with BP, p.l.c. or its affiliates, or BP, dated as of March 1, 1996, pursuant to which we provided operating and support services, certain utilities and products to BP, and BP provided operating and support services, certain utilities and products for our use. The agreements were terminated on February 28, 2006. A new agreement was formed for BP to have utilities during the decommissioning process. This agreement expired on December 31, 2006. BP sold its Innovene subsidiary in 2005 to Ineos Group Holdings, p.l.c, or Ineos. We have entered into a ten-year agreement with Ineos in February 2006. Our billings to BP and Ineos in 2006, 2005, and 2004, in connection with these agreements, amounted to $9.2 million, $50.5 million and $43.5 million, respectively. BP and Ineos’s billings to us in 2006, 2005 and 2004, in connection with these agreements, amounted to $17.7 million, $17.6 million and $16.2 million, respectively. At December 31, 2006, we had receivables from BP and Ineos of $1.9 million and payables to BP and Ineos of $1.0 million.

We are parties to agreements with Rhodia or its affiliates to numerous operating and service agreements, dated July 23, 2003, pursuant to which we provide operating and support services, certain utilities and products to Rhodia, and Rhodia provides operating and support services, certain utilities and products to us. Our billings to Rhodia in 2006, 2005 and 2004 in connection with these agreements amounted to $16.1 million, $16.0 million and $13.6 million, respectively. Rhodia’s billings to us in 2006, 2005 and 2004, in connection with these agreements, amounted to $10.4 million, $11.1 million and $11.5 million, respectively. At December 31, 2006, we had receivables from Rhodia of $2.6 million and payables to Rhodia of $1.4 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Environmental

Environmental liabilities at December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Beginning balance	$28,896	$33,739	$29,122
Additions	953	1,664	5,971
Expenditures	(2,100)	(1,805)	(2,359)
Change in estimate	(100)	(1,162)	(939)
Facility divestiture	(659)	—	—
Foreign exchange	2,581	(3,540)	1,944

Ending balance	$29,571	$28,896	$33,739

Recorded liabilities increased $0.7 million from December 31, 2005 primarily due to foreign exchange partially offset by spending for remediation. The decrease of $4.8 million from December 31, 2004 is primarily due to foreign exchange and reduction of reserves for certain environmental sites.

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

Rental Expense

Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Year	Minimum Capital Lease Payments	Minimum Operating Lease Payments
2007	$4,217	$8,294
2008	4,216	6,405
2009	4,217	4,997
2010	4,216	4,409
2011	4,216	3,603
Thereafter	2,108	23,824

Total minimum obligations	23,190
Interest	(4,320)

Present value of net minimum obligations	18,870
Current portion	(3,011)

Long-term obligations	$15,859

Rental expense was approximately $25.1 million for 2006, $24.8 million for 2005 and $19.3 million for 2004. Rental expense is shown net of rental income of $0.3 million and $0.1 million for 2006 and 2005, respectively. There was no rental income in 2004.

Litigation

On July 3, 2006, we received a Notice of Violation (“NOV”) from the US Environmental Protection Agency Region 4 (“EPA”) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result there from. However, we do not expect any financial impact to have a material adverse effect on the Company.

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

Other

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Letters of credit and guarantees	$34,388	$18,862	$3,567	$454	$318	$13

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

In connection with the our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $5.9 million.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We had asset retirement obligations of $13.0 million and $12.6 million at December 31, 2006 and 2005, respectively. During 2006, we did not record any new asset retirement obligations, and the increase from December 31, 2005 is related to accretion expense recorded during 2006.

NOTE 14 – Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	2006	2005
Foreign currency translation adjustments (net of deferred taxes: 2006—$12,587; 2005—$9,711)	$88,954	$17,174
SFAS No. 158 unrecognized losses and prior service benefit (net of deferred taxes of $54,739)	(98,066)	—
Minimum pension liability (net of deferred taxes of $2,284)	—	(4,023)
Other (net of deferred taxes: 2006—$524; 2005—$630)	(946)	(1,104)

Total	$(10,058)	$12,047

NOTE 15—Pension Plans and Other Postretirement Benefits:

We have certain noncontributory defined benefit pension plans covering certain U.S., Belgian, French, German, Japanese and Netherlands employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. In 2005, the defined benefit plan for non-represented employees was further amended to provide that for participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, for participants who retire on or after December 31, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The new annual contribution to the defined contribution plan is based on 5% of eligible employee compensation and amounted to $1.9 million, $1.4 million and $0.5 million in 2006, 2005 and 2004, respectively. We also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.5 million for each of the years 2006, 2005 and 2004, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of our refinery catalysts business acquisition in 2004, we assumed the obligations for two defined benefit plans that cover employees in the Netherlands. One of these defined benefit plans in the Netherlands was settled during 2006 and the existing assets were transferred into a new plan for the Netherlands’ participants, which is similar to a collective defined contribution plan. The new plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this new plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexation) and administrative costs for the overall plan. We paid approximately $5.4 million in 2006 annual premiums and related costs pertaining to this plan.

The other defined benefit plan in the Netherlands is a transitional arrangement in which benefits for this plan are based primarily on employee compensation and/or years of service. This plan is for certain individuals born on or before 1949 whom had a prior agreement, which we elected to honor, in connection with the refinery catalysts business acquisition in 2004.

Pension coverage for the employees of our other foreign subsidiaries is provided through separate plans. The plans are funded in conformity with the funding requirements of applicable governmental regulations. The pension cost, actuarial present value of benefit obligations and plans assets for all plans are combined in the other pension disclosure information presented.

Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs are funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on payments allowed. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and are reserved for retiree life insurance benefits. In 2005, the postretirement medical benefit available to U.S. employees was changed to provide that employees who are under age 50 as of December 31, 2005 would no longer be eligible for a company paid retiree medical premium subsidy. Employees who are of age 50 and above as of December 31, 2005 and who retire after January 1, 2006 will have their retiree medical premium subsidy capped.

In connection with the acquisition of the refinery catalysts business in 2004, we assumed the obligation for postretirement medical benefits for employees in the Netherlands who will retire after August 2009. The benefit costs are funded principally on a pay-as-you-go basis. However, effective January 1, 2007, the Netherlands’ postretirement plan was terminated.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Pension Benefits 2006	Domestic Pension Benefits 2006	Total Pension Benefits 2005	Domestic Pension Benefits 2005
Change in benefit obligations:
Benefit obligation at January 1	$558,271	$452,920	$559,503	$433,097
Service cost	11,295	9,046	18,578	9,493
Interest cost	28,392	25,783	30,029	24,722
Plan amendments	1,149	—	(16,967)	(17,489)
Assumption changes	(9,317)	(1,218)	16,887	16,892
Actuarial loss (return)	4,781	6,536	(3,983)	7,262
Benefits paid	(24,461)	(22,957)	(25,638)	(21,057)
Plan curtailments and settlements	(64,659)	—	(4,947)	—
Employee contributions	177	—	1,361	—
Foreign exchange loss (gain)	7,480	—	(16,552)	—

Benefit obligation at December 31	$513,108	$470,110	$558,271	$452,920

Change in plan assets:
Fair value of plan assets at January 1	$507,516	$443,706	$501,093	$422,658
Actual return on plan assets	67,390	65,695	31,839	40,986
Employer contributions	2,045	1,369	7,641	1,119
Benefits paid	(24,075)	(22,957)	(24,343)	(21,057)
Plan curtailments and settlements	(64,400)	—	—	—
Employee contributions	176	—	1,361	—
Foreign exchange gain (loss)	3,507	—	(10,075)	—

Fair value of plan assets at December 31	$492,159	$487,813	$507,516	$443,706

Before Adoption of SFAS No. 158
Amounts recognized in consolidated balance sheets:
Funded status	$(20,949)	$17,703	$(50,755)	$(9,214)
Unrecognized net loss	165,404	163,607	205,731	198,949
Unrecognized prior service benefit	(13,610)	(14,443)	(14,359)	(15,478)
Unrecognized net transition asset	(38)	(38)	(47)	(47)

Net prepaid benefit cost at December 31	$130,807	$166,829	$140,570	$174,210

Prepaid benefit cost	$181,088	$181,088	$187,360	$187,360
Accrued benefit cost	(55,267)	(19,000)	(53,097)	(17,817)
Intangible asset	229	124	—	—
Accumulated other comprehensive (loss) income	4,757	4,617	6,307	4,667

Net amount recognized at December 31	$130,807	$166,829	$140,570	$174,210

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Total Pension Benefits 2006	Domestic Pension Benefits 2006	Total Pension Benefits 2005	Domestic Pension Benefits 2005
After Adoption of SFAS No. 158
Funded status	$(20,949)	$17,703	*	*

Amounts recognized in consolidated balance sheets:
Noncurrent assets	$39,361	$39,361	*	*
Current liabilities	(5,864)	(1,378)	*	*
Noncurrent liabilities	(54,446)	(20,280)	*	*

Net pension (liability) asset at December 31	$(20,949)	$17,703	*	*

Amounts recognized in accumulated other comprehensive (loss) income:
Transition asset	$(38)	$(38)	*	*
Prior service benefit	(13,610)	(14,443)	*	*
Net actuarial loss	165,404	163,607	*	*

Net amount recognized at December 31	$151,756	$149,126	*	*

Weighted-average assumption percentages as of December 31:
Discount rate	5.78%	5.90%	5.46%	5.75%
Rate of compensation increase	3.62%	3.75%	2.83%	3.00%

*	Not applicable

The accumulated benefit obligation for all defined benefit pension plans was $480.3 million and $523.7 million at December 31, 2006 and 2005, respectively. The net prepaid (accrued) benefit cost related to pensions is included in “prepaid pension assets” and “pension benefits” in the consolidated balance sheets.

Under the guidance of SFAS No. 158, once the funded status of a company’s pension plan is recognized, it is no longer necessary to report an additional minimum pension liability, or AML, as required under SFAS No. 87. However, for the year ending December 31, 2006, the year SFAS No. 158 is adopted, we are required to determine and recognize any AML adjustments required under SFAS No. 87 for a final time prior to recording the entries to recognize the funded status of the pension plans. The resulting effect of recording the incremental pension liability to the funded status under SFAS No. 158 will include the elimination of the AML and thus the AML will no longer exist. Additionally, any intangible asset resulting from SFAS No. 87 will be included in the incremental pension liability required by SFAS No. 158.

The following table summarizes the effect of the required changes in the AML and intangible assets as of December 31, 2006 prior to adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 (in thousands):

	Balances prior to December 31, 2006 AML and SFAS 158 adjustments	AML adjustment	SFAS 158 adjustment	December 31, 2006 incremental pension results under SFAS 158
Prepaid pension benefit cost	$181,088	$—	$(141,727)	$39,361
Accrued pension benefit liability including current portion	$(56,126)	$859	$(5,043)	$(60,310)
Accumulated other comprehensive (loss) income	$5,845	$(859)	$146,770	$151,756

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006	Total Other Postretirement Benefits 2005	Domestic Other Postretirement Benefits 2005
Change in benefit obligations:
Benefit obligation at January 1	$68,678	$66,850	$75,061	$73,022
Service cost	839	724	1,322	1,214
Interest cost	3,917	3,835	3,862	3,778
Plan amendments	—	—	4,588	4,588
Assumption changes	(686)	(550)	2,329	2,329
Actuarial loss	2,271	2,295	2,040	2,171
Benefits paid	(4,022)	(4,022)	(4,029)	(4,029)
Plan curtailments and settlements	—	—	(16,223)	(16,223)
Foreign exchange loss (gain)	212	—	(272)	—

Benefit obligation at December 31	$71,209	$69,132	$68,678	$66,850

Change in plan assets:
Fair value of plan assets at January 1	$8,040	$8,040	$7,849	$7,849
Actual return on plan assets	1,238	1,238	1,131	1,131
Employer contributions	3,164	3,164	3,089	3,089
Benefits paid	(4,022)	(4,022)	(4,029)	(4,029)

Fair value of plan assets at December 31	$8,420	$8,420	$8,040	$8,040

Before Adoption of SFAS No. 158
Amounts recognized in consolidated balance sheets:
Funded status	$(62,789)	$(60,712)	$(60,638)	$(58,810)
Unrecognized net loss	12,403	12,433	12,342	12,217
Unrecognized prior service benefit	(11,404)	(11,404)	(15,311)	(15,311)

Net accrued benefit cost at December 31	$(61,790)	$(59,683)	$(63,607)	$(61,904)

Accrued benefit cost	$(61,790)	$(59,683)	$(63,607)	$(61,904)

Net amount recognized at December 31	$(61,790)	$(59,683)	$(63,607)	$(61,904)

After Adoption of SFAS No. 158
Funded status	$(62,789)	$(60,712)	*	*

Amounts recognized in consolidated balance sheets:
Current liabilities	$(3,465)	$(3,465)	*	*
Noncurrent liabilities	(59,324)	(57,247)	*	*

Net postretirement liability at December 31	$(62,789)	$(60,712)	*	*

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$(11,405)	$(11,405)	*	*
Net actuarial loss	12,404	12,434	*	*

Net amount recognized at December 31	$999	$1,029	*	*

Weighted-average assumption percentages as of December 31:
Discount rate	5.81%	5.85%	5.61%	5.65%
Rate of compensation increase	3.70%	3.75%	2.97%	3.00%

*	Not applicable

The accrued postretirement benefit cost is included in “accrued expenses” and “postretirement benefits” in the consolidated balance sheets.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits expense (income) are as follows (in thousands):

	Total Pension Benefits 2006	Domestic Pension Benefits 2006	Total Pension Benefits 2005	Domestic Pension Benefits 2005	Total Pension Benefits 2004	Domestic Pension Benefits 2004
Service cost	$11,295	$9,046	$18,578	$9,493	$12,982	$8,981
Interest cost	28,431	25,783	30,029	24,722	27,102	23,884
Expected return on assets	(38,469)	(37,629)	(43,444)	(39,011)	(43,000)	(41,195)
Plan curtailments, termination benefits and termination of insurer contracts*	(2,549)	—	(3,226)	—	898	898
Amortization of prior service (benefit) cost	(971)	(1,035)	488	416	741	709
Amortization of loss	12,189	12,595	8,741	8,737	3,041	3,029
Amortization of transition asset	(10)	(10)	(10)	(10)	(10)	(10)

Benefits expense (income)	$9,916	$8,750	$11,156	$4,347	$1,754	$(3,704)

Weighted-average assumption percentages:
Discount rate	5.46%	5.75%	5.49%	5.75%	5.95%	6.15%
Expected return on plan assets	8.06%	8.75%	8.31%	8.75%	8.36%	8.75%
Rate of compensation increase	2.94%	3.00%	2.53%	2.56%	2.61%	2.56%

*	During the third quarter ended September 30, 2006, in connection with the divestiture of the Thann, France facility effective August 31, 2006, our pension liability on such date for employees was transferred to the new owner. Effective December 31, 2005, pursuant to an agreement with the employees' authorized representatives for our Netherlands operations, we had plan changes that modified projected benefit obligations for certain transition benefits and adopted a defined contribution basis for our future pension accrual, resulting in a fourth-quarter curtailment gain in accordance with SFAS No. 88, totaling $3.2 million ($2.2 million after income taxes). During first quarter ended March 31, 2004, a SFAS No. 88 pension curtailment charge was incurred totaling $0.9 million due to the layoffs at the zeolite facility in Pasadena, Texas.

The estimated amounts to be amortized from accumulated other comprehensive (loss) income into net periodic pension costs during 2007 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of transition asset	$(9)	$(9)
Amortization of prior service benefit	$(1,015)	$(1,069)
Amortization of net actuarial loss	$11,074	$11,646

The components of postretirement benefits expense (income) are as follows (in thousands):

	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006	Total Other Postretirement Benefits 2005	Domestic Other Postretirement Benefits 2005	Total Other Postretirement Benefits 2004	Domestic Other Postretirement Benefits 2004
Service cost	$839	$724	$1,321	$1,214	$1,699	$1,665
Interest cost	3,917	3,835	3,862	3,778	4,282	4,249
Expected return on assets	(529)	(529)	(511)	(511)	(511)	(511)
Plan curtailments, termination benefits and termination of insurer contracts*	—	—	(5,603)	(5,603)	—	—
Amortization of prior service benefit	(3,906)	(3,906)	(2,798)	(2,798)	(1,396)	(1,396)
Amortization of loss	777	777	563	555	294	294

Benefits expense (income)	$1,098	$901	$(3,166)	$(3,365)	$4,368	$4,301

Weighted-average assumption percentages:
Discount rate	5.61%	5.65%	5.39%	5.41%	6.13%	6.15%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.97%	3.00%	2.56%	2.56%	2.57%	2.56%

*	During the second quarter ended June 30, 2005, we benefited from a curtailment gain amounting to $5.6 million relating to a reduction in our accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date. This reduction was associated with a change in coverage in our unfunded postretirement heath care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive (loss) income into net periodic postretirement costs during 2007 are as follows (in thousands):

	Total Other Postretirement Benefits	Domestic Other Postretirement Benefits
Amortization of prior service benefit	$(3,906)	$(3,906)
Amortization of net actuarial loss	$477	$477

In estimating the expected return on plan assets, consideration is given for past performance and future expectations for the types of investments held by the plan as well as the expected long term allocations of plan assets to these investments. At December 31, 2006, the expected rates of return on pension plan assets for domestic plans and other postretirement benefit plan assets were 8.75% and 7.00%, respectively. There was no change in these rates from December 31, 2005. At December 31, 2006 and 2005, the weighted-average expected rate of return on pension plan assets for foreign plans was 4.75% and 5.93%, respectively.

The pension and other postretirement benefit plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	Total Pension Benefits 2006	Domestic Pension Benefits 2006	Total Pension Benefits 2005	Domestic Pension Benefits 2005
Asset Category:
Domestic equity	43%	43%	42%	48%
International equity	18	18	14	16
Fixed income	9	9	18	7
Absolute return aggressive	17	17	15	17
Absolute return conservative	11	11	9	10
Cash	2	2	2	2

Total	100%	100%	100%	100%

	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006	Total Other Postretirement Benefits 2005	Domestic Other Postretirement Benefits 2005
Asset Category:
Fixed income	100%	100%	100%	100%

Total	100%	100%	100%	100%

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

Equity securities include Albemarle common stock in the amount of $1.2 million and $0.8 million at December 31, 2006 and 2005, respectively, for pension benefits (0.2% of total plan assets for each period). There were no investments in Albemarle common stock at December 31, 2006 or 2005 for other postretirement benefits.

We have not determined the expected 2007 pension funding for our U.S. pension plan or for our foreign pension plans with the exception of one foreign plan that has an estimated contribution of $0.6 million. There are no other required minimum contributions to the plans. Current expectations are to contribute approximately $4.0 million to the U.S. postretirement benefit plan in 2007.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The current forecast of benefit payments, which reflect expected future service, amounts to (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
2007	$28,286	$23,749
2008	30,304	25,145
2009	30,050	25,516
2010	30,019	26,783
2011	31,566	27,957
2012-2016	186,466	173,119

	Total Postretirement Benefits	Domestic Postretirement Benefits	Total Expected Medicare Subsidy	Domestic Expected Medicare Subsidy
2007	$4,702	$4,702	$197	$197
2008	4,890	4,890	244	244
2009	5,067	5,067	281	281
2010	5,301	5,301	284	284
2011	5,492	5,492	245	245
2012-2016	28,121	28,121	337	337

We have a supplemental executive retirement plan, or the SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $2.2 million, $1.6 million and $1.4 million were recorded for the years ended December 31, 2006, 2005 and 2004, respectively. The accumulated benefit obligation for the SERP recognized in the consolidated balance sheet at December 31, 2006 and 2005 was $15.4 million and $14.0 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.4 million are expected to be paid to SERP retirees in 2007. In 2005, the SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 15, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2006, the previously assumed rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased. The assumed health care cost trend rate for 2006 and 2005 for pre-65 coverage was 9% per year, dropping by 1% per year to an ultimate rate of 5% in year 2010 and 2009, respectively. The trend rate for post-65 coverage was 10% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2011 and 2010, respectively. For 2007, the trend rate for pre-65 coverage is again increased to 9% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2011. The trend rate for post-65 coverage is increased to 10% per year, dropping by 1% per year to an ultimate rate of 5% in the year 2012.

The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year. However, we elected that effective January 1, 2007 the Netherlands postretirement medical benefits would lapse. Therefore, this plan will be settled in January 2007 and we will have no future liabilities under this plan.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit cost components by $0.1 million and would increase the benefit obligation by $0.4 million. A 1% decrease in the U.S. heath care cost trend rate would decrease the benefit cost components by $0.1 million and would decrease the benefit obligation by $0.5 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions Discount Rate:
Pension	$(56,036)	$(4,485)	$68,170	$5,124
Other postretirement benefits	(6,898)	(394)	8,256	640
Expected return on plan assets:
Pension	*	(4,300)	*	4,300
Other postretirement benefits	*	(80)	*	80
Rate of increase (decrease) in per capita cost of covered health care benefits	395	98	(512)	(126)

*	Not applicable

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $0.6 million and $0.7 million at December 31, 2006 and 2005, respectively.

NOTE 16—Income Taxes:

Income before income taxes, minority interests and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31
	2006	2005	2004
Income before income taxes, minority interests and equity in net income of unconsolidated investments:
Domestic	$(42,446)	$46,695	$47,072
Foreign	175,832	76,743	25,466

Total	$133,386	$123,438	$72,538

Current income tax expense (benefit):
Federal	$20,197	$(6,986)	$8,951
State	189	18	843
Foreign	42,662	24,376	15,341

Total	$63,048	$17,408	$25,135

Deferred income tax expense (benefit):
Federal	$(50,881)	$25,361	$(4,439)
State	(4,203)	368	(178)
Foreign	(5,772)	(15,544)	(3,513)

Total	$(60,856)	$10,185	$(8,130)

Total income tax expense	$2,192	$27,593	$17,005

Domestic income before income taxes, minority interests and equity in net income of unconsolidated investments for 2006 includes the loss on the Thann, France facility divestiture as discussed in Note 17, “Loss on Thann Facility Divestiture and Other Special Items.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2006		2005		2004
Federal statutory rate	35.0%		35.0%		35.0%
State taxes, net of federal tax benefit	0.4		0.2		0.5
Permanent reinvestment of foreign income	(16.6	) (a)	(1.1	) (b)	—
Impact of foreign earnings	(8.5	) (c)	(2.0	) (d)	(0.8)
Tax rate changes (benefit) expense	(6.9)		—		—
Effect of minority interests	(1.5)		(2.1)		(2.5)
Foreign sales corporation/Extraterritorial income tax benefit	(1.4)		(1.5)		(3.0)
Depletion	(1.2)		(1.6)		(2.6)
Adjustment of tax accounts	—		(1.9	) (e)	(1.6	) (f)
Revaluation of reserve requirements	2.7		—		(1.9)
Other items, net	(0.4)		(2.6)		0.3

Effective income tax rate	1.6%		22.4%		23.4%

Notes:

(a)

As of September 30, 2006, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. As a result of this designation, we reversed the deferred tax liability that had previously been provided for these earnings and the benefits of the various jurisdictions’ lower tax rates are now being reflected in our effective income tax rate.

(b)

We have asserted for all periods beginning after September 30, 2005 permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law do not have a termination provision, and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and all of the profits are from exports. As a consequence, no provision for Federal or foreign taxes is made in the financial statements. The benefit in 2005 represented activity for the fourth quarter 2005 of $3.9 million ($1.4 million after income taxes).

(c)

During 2006, we received $115.3 million of distributions from various foreign subsidiaries and joint ventures. We realized a benefit of $8.8 million attributable to foreign tax credits related to the repatriation of these high taxes earnings. A large portion of these distributions was due to the restructuring of existing debt in which we transferred domestic borrowings to certain foreign subsidiaries.

(d)

During 2005, we received $42.0 million of dividends from various foreign subsidiaries and joint ventures. A benefit of $6.8 million is attributable to foreign tax credits related to repatriation of these high taxed earnings from foreign subsidiaries and joint ventures. In addition, during the third and fourth quarters of 2005, we elected to repatriate approximately $19.1 million of earnings under the Homeland Investment Act. This created one-time tax savings during the period on certain accumulated earnings of certain controlled foreign subsidiaries. The repatriation of overseas earnings, under the Homeland Investment Act, provided a total estimated economic benefit of $5.6 million, consisting of a direct tax benefit in our effective income tax rate of $2.3 million due to the reversal of previously accrued tax expense, as well as the effect of lower tax expense on repatriated earnings of $3.3 million. These tax benefits were partially offset by tax expense associated with undistributed earnings from foreign subsidiaries as well as unconsolidated investments in joint ventures.

(e)

During the fourth quarter of 2005, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, we recorded an income tax benefit of $7.6 million associated with deferred tax balances related to Netherlands tax rate changes. In addition, the deferred income tax account, as recorded under APB No. 23 “Accounting for Income Taxes – Special Areas," reflects an additional income tax expense of $5.2 million related to proper recording and identification of E&P adjustments in connection with acquired companies. The net impact of these two adjustments, amounting to an income tax benefit of $2.4 million, did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2005 or any prior periods presented.

(f)

In connection with the evaluation of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, at December 31, 2004, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, we recorded a $1.1 million benefit associated with the adjustments of our income tax accounts for the year ended December 31, 2004. Additionally, we determined non-profit and loss-related differences in our taxable income calculations for certain of our past income tax returns relating mainly to depreciation adjustments recorded for purposes of determining taxable income. These differences, which amounted to approximately $9.4 million in deferred income tax liabilities as of December 31, 2004, were apportioned between current income tax payable (approximately $3.5 million) and deferred income tax liabilities.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred income tax assets and (liabilities) recorded on the consolidated balance sheets as of December 31, 2006 and 2005, consist of the following (in thousands):

	2006	2005
Deferred tax assets:
Postretirement benefits other than pensions	$22,169	$22,836
Accrued employee benefits	20,035	21,700
Operating loss carryforwards	12,746	6,544
Environmental accruals	4,578	4,270
Asset retirement obligations	3,714	3,528
Inventories	3,464	3,274
Other accrued expenses	13,202	2,816
Accounts receivable allowance	1,076	2,009
Tax credit carryforwards	38,199	—
Undistributed earnings of foreign subsidiaries	1,249	—
Other	5,481	5,830

Gross deferred tax assets	125,913	72,807
Valuation allowance	(207)	—

Deferred tax assets	125,706	72,807

Deferred tax liabilities:
Depreciation	(167,277)	(173,215)
Pensions	(4,769)	(63,141)
Foreign currency translation adjustments	(8,631)	(9,711)
Investment in equity affiliates	(6,701)	(6,161)
Undistributed earnings of foreign subsidiaries	—	(2,935)
Other	(4,254)	(2,886)

Deferred tax liabilities	(191,632)	(258,049)

Net deferred tax liabilities	$(65,926)	$(185,242)

Reconciliation to consolidated balance sheets:
Current deferred tax assets	$21,468	$8,708
Noncurrent deferred tax assets	13,474	8,375
Noncurrent deferred tax liabilities	(100,868)	(202,325)

Net deferred tax liabilities	$(65,926)	$(185,242)

At December 31, 2006, we had approximately $38.2 million of foreign tax and general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2015 and 2020. These credits were created by the repatriation of high taxed earnings from foreign jurisdictions in 2005 under the Homeland Investment Act and in 2006 as a result of the distributions following the restructuring of existing debt in which we transferred domestic borrowings to certain foreign subsidiaries. The two events discussed were aberrational and not the result of normal business operations. We believe that sufficient foreign source income will be generated over the carryforward period in order to utilize the credit carryforwards.

We have recorded deferred tax assets of $12.7 million reflecting the benefit of $38.9 million in loss carryforwards in five jurisdictions with indefinite carryforward periods. We have established valuation allowances for $0.2 million in two jurisdictions in which we feel it is more likely than not that the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.

Tax benefits of $10.8 million and $3.1 million associated with share-based compensation plans were allocated to equity and recognized as increases to additional paid-in capital in the years ended December 31, 2006 and 2005, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—Loss on Thann Facility Divestiture and Other Special Items:

Special items, included in the consolidated statements of income for the years ended December 31, consist of the following (in thousands):

	2006	2005	2004
Loss on Thann facility divestiture(a)	$(89,175)	$—	$—
Benefit plan curtailment gains(b)	—	8,829	—
Provisional charge for the potential settlement of future legal claims(c)	—	(735)	—
Reduction in-force adjustments(d)	—	(547)	(4,308)
Sale of the Albemarle Technical Center facility(e)	—	(2,170)	—
Exit costs related to the shutdown of the Port de Bouc bromine facility(f)	—	(3,479)	—
Cleanup of the Pasadena plant zeolite facility(g)	—	—	(550)

Total special items	$(89,175)	$1,898	$(4,858)

Notes:

(a)

Year ended December 31, 2006 included a charge amounting to $89.2 million ($58.4 million after income taxes) that related to the divestiture of the Thann, France facility to International Chemical Investors S.A. (“ICIG”) effective August 1, 2006. The charge is principally due to the write-off of net asset values and other exit costs. The total net after tax cash costs of the transaction are expected to be less than $10.0 million. In conjunction with the divestiture, as of December 31, 2006 we have a liability recorded in our consolidated balance sheets of $12.4 million payable to ICIG in twelve monthly installments beginning in March 2007. The charge and related assets and liabilities transferred are reported in our Fine Chemicals segment under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Certain product lines previously manufactured at the Thann site remained with us and are expected to generate continuing cash flows.

(b)

Effective December 31, 2005, pursuant to an agreement with the employees' authorized representatives for our Netherlands operations, we finalized plan changes that modified projected benefit obligations for certain transition benefits and adopted a defined contribution basis for our future pension accrual. The change to projected benefit obligations resulted in a curtailment gain totaling $3.2 million ($2.2 million after income taxes). Year ended December 31, 2005 also included a curtailment gain amounting to $5.6 million ($3.6 million after income taxes) that relates to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments.

(c)

Year ended December 31, 2005 included a provisional charge of $0.7 million ($0.5 million after income taxes) for the potential settlement of future legal claims with respect to certain future asbestos premises liability claims.

(d)

Year ended December 31, 2005 included a charge for work force reduction of $0.5 million ($0.3 million after income taxes) at the Pasadena, Texas plant. Year-ended December 31, 2004 included a $0.2 million reversal adjustment of a reserve for work force reduction and a first quarter 2004 charge totaling $4.5 million ($2.9 million after income taxes) for layoffs related to the closing of the Pasadena, Texas plant zeolite facility and a related curtailment charge.

(e)

Year ended December 31, 2005 included a charge of $2.2 million ($1.4 million after income taxes) that related to the sale of a research and development facility to the State of Louisiana. This charged resulted from a transaction in which the State of Louisiana, through its Department of Economic Development, or LED, and Albemarle entered into a Cooperative Endeavor Agreement, whereby LED would purchase land and buildings located in East Baton Rouge Parish, Louisiana in three increments totaling $6.0 million, with $3.0 million deferred and earned by us based upon the maintenance of a stipulated payroll levels in Louisiana through 2012, and the remainder of the proceeds applied to the three phases of the sale of the land and buildings.

(f)	Year ended December 31, 2005 included a charge of $3.5 million ($2.3 million after income taxes) that related to costs associated with the shutdown of the Port de Bouc, France bromine facility.
(g)	Year ended December 31, 2004 included a charge totaling $0.6 million ($0.4 million after income taxes) related to the cleanup of the Pasadena, Texas plant zeolite facility.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the workforce reduction charges outlined above (in thousands).

	2006	2005	2004
Beginning accrual balance	$2,378	$—	$1,193
Workforce reduction charges, net	1,044	2,902	3,449
Payments	(1,861)	(524)	(3,891)
Amount reversed to income	—	—	(751)
Foreign exchange	257	—	—

Ending accrual balance	$1,818	$2,378	$—

Year ended December 31, 2006 included a charge of $1.0 million relating to the layoff of three employees associated with the divestiture of our Thann, France facility. Year ended December 31, 2005 included charges of $0.5 million relating to the layoff of eight employees at our Pasadena, Texas plant and $2.4 million relating to the layoff of fifteen employees associated with the closing of our Port de Bouc, France bromine facility. In 2004, we reduced operating costs through separate involuntary separation programs that resulted in a charge of $3.4 million. This program impacted a total of 53 salaried employees.

NOTE 18—Fair Value of Financial Instruments:

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2006 and 2005, with the exceptions of the senior notes which we sold on January 20, 2005 and the JBC foreign currency denominated debt, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 11, “Long-Term Debt.”

	Year Ended December 31
	2006		2005
	Recorded Amount	Fair value	Recorded Amount	Fair Value
	(In thousands)
Current portion of long-term debt	$50,731	$51,290	$57,564	$57,333
Long-term debt	$681,859	$667,943	$775,889	$764,614

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At December 31, 2006, there were no outstanding forward contracts. The fair value of the forward contracts represented a nominal net asset position at December 31, 2005.

NOTE 19—Acquisitions:

On September 30, 2006, we acquired the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM), a business group of Royal DSM NV, for approximately $26.0 million subject to final post-closing adjustments. The preliminary purchase price is allocated primarily among working capital and property, plant and equipment. The acquisition did not have a significant impact on our consolidated balance sheets or consolidated statements of income. In accordance with the purchase method of accounting, the operating results have been included in our consolidated statements of income from the date of acquisition.

On July 31, 2004, we completed the acquisition of the refinery catalysts business of Akzo Nobel N.V. for approximately $763.0 million, including expenses, at applicable exchange rates, funded by a combination of a bridge loan and long-term financing. During 2004 and 2005, we adjusted the purchase price by approximately $23.0 million and $8.0 million, respectively, due primarily to payments to Akzo Nobel as part of the post-closing working capital adjustments. During 2005, refinements were made in the determination of the final purchase price allocation versus the estimated allocation at December 31, 2004. However, none of the changes made to the December 31, 2004 allocation were material to our financial position or results of operations. Following this acquisition, we transferred our existing polyolefin catalysts business from the Polymer Chemicals segment, which was renamed Polymer Additives, to a newly created Catalysts segment, which also included the assets acquired from Akzo Nobel. Our operations are now managed and reported as three operating segments: Polymer Additives; Catalysts; and Fine Chemicals. Additionally, we acquired 50% ownership of non-consolidated joint ventures in Brazil (Fábrica Carioca de Catalisadores S.A.), Japan (Nippon Ketjen Co., Ltd.) and France (Eurecat S.A. with affiliates in the United States, Saudi Arabia and Italy). The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated statements of income from the date of acquisition. See Note 20, “Pro Forma Financial Information (Unaudited).”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The final purchase price allocation is summarized below (in thousands).

Cash	$31,341
Accounts receivable	78,404
Inventory	108,117
Other current assets	1,716
Property, plant and equipment	402,252
Other assets	50,228
Goodwill and other intangibles	302,614
In-process research and development assets	3,235
Current liabilities	(54,310)
Noncurrent deferred tax liabilities	(65,037)
Other non-current liabilities	(28,116)
Long-term environmental liabilities	(5,403)

Net cash paid	825,041
Less: cash acquired	(31,341)

Net cash paid less cash acquired	$793,700

Effective January 1, 2004, we acquired the business assets (including inventory), customer lists and other intangibles of Taerim International Corporation, or Taerim, and formed Albemarle Korea Corporation located in Seoul. Taerim was formerly Albemarle’s Korean distributor and representative. The acquisition was accounted for by the purchase method of accounting, and accordingly, the operating results have been included in our consolidated statements of income from the date of acquisition. The acquisition purchase price totaled $3.3 million, payable in cash and long-term payables due over five years.

NOTE 20—Pro Forma Financial Information (Unaudited):

The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2004 as if the acquisition of the refinery catalysts business, which was acquired on July 31, 2004, had been completed as of the beginning of the period presented. The pro forma data gives effect to actual operating results prior to the acquisition, and includes adjustments for tangible and intangible asset depreciation and amortization, interest expense, various other income (expenses) statement accounts and related income tax effects associated with the acquisition. Additionally, non-recurring items associated with refinery catalysts business acquisition, including acquired inventory step-up charges of $13.4 million ($8.5 million after income taxes, or 10 cents per diluted share), in-process research & development, or R&D, charges of $3.0 million, or 4 cents per diluted share, and acquisition-related euro-denominated hedge contract net losses for the year ended December 31, 2004 totaling $12.8 million ($8.2 million after income taxes, or 10 cents per diluted share), are reflected in the pro forma data for the period presented. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

For the Year Ended December 31, 2004

(In thousands)
Net sales	$1,796,704

Net income	$70,445

Basic earnings per share	$0.85

Diluted earnings per share	$0.83

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The above pro forma data includes pro forma amounts for depreciation and amortization, interest expense and income taxes as follows (in thousands):

For the Year Ended December 31,
2004
Depreciation and amortization	$116,271

Interest and financing expenses	$30,840

Income taxes	$21,911

NOTE 21—Operating Segments and Geographic Area Information:

Effective January 1, 2006, we revised the way we evaluate the performance of our segment results to reflect the manner in which the chief operating decision maker reviews our three segments (see Note 1, “Summary of Significant Accounting Policies”). Segment income represents income before income taxes, minority interests, and equity in net income of unconsolidated investments before interest and financing expenses and “other (expenses) income, net,” plus minority interests in income of consolidated subsidiaries and equity in net income of unconsolidated investments. Segment income results for 2005 and 2004 were reclassified to conform to the new presentation. The change in segment income resulted from the effect of the consolidation of JBC effective August 1, 2005 and the related minority interest in income on our consolidated full year operating results, consistent with the manner in which our chief operating decision maker reviews each segment. Segment data continues to include intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. The “Corporate & Other” column includes corporate-related items not allocated to the reportable segments.

Operating Segment Results (In thousands)	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
2006
Net sales	$920,451	$838,968	$609,087	$—	$2,368,506
Operating profit(a)	151,261	103,415	(20,606)	(56,586)	177,484
Minority interests in income of consolidated subsidiaries	(8,944)	—	(6,388)	2,074	(13,258)
Equity in net income (losses) of unconsolidated investments	5,012	20,074	—	(53)	25,033
Segment income(a)	147,329	123,489	(26,994)	(54,565)	189,259
Loss on Thann facility divestiture	—	—	(89,175)	—	(89,175)
Identifiable assets	659,199	1,139,940	455,076	276,153	2,530,368
Goodwill	24,578	218,471	8,051	—	251,100
Depreciation and amortization	36,803	39,686	35,788	673	112,950
Capital expenditures	24,584	51,395	23,112	756	99,847

2005
Net sales	$797,815	$737,610	$572,074	$—	$2,107,499
Operating profit(a)	92,159	81,125	41,548	(50,936)	163,896
Minority interests in income of consolidated subsidiaries	(5,958)	—	(1,511)	—	(7,469)
Equity in net income (losses) of unconsolidated investments	7,380	14,812	4,505	(206)	26,491
Segment income(a)	93,581	95,937	44,542	(51,142)	182,918
Special item gains (charges) included in segment income	1,787	3,786	(1,392)	(2,283)	1,898
Identifiable assets	630,550	1,070,868	536,363	317,837	2,555,618
Goodwill	22,987	197,453	17,985	—	238,425
Depreciation and amortization	35,275	40,439	41,062	659	117,435
Capital expenditures	35,136	10,062	24,552	330	70,080

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Segment Results continued (In thousands)	Polymer Additives	Catalysts	Fine Chemicals	Corporate & Other	Total
2004
Net sales	$726,275	$283,394	$504,068	$—	$1,513,737
Operating profit(a)	84,108	15,254	38,697	(35,978)	102,081
Minority interests in income of consolidated subsidiaries	(5,101)	—	—	—	(5,101)
Equity in net income (losses) of unconsolidated investments	3,290	3,041	(1,733)	(191)	4,407
Segment income(a)	82,297	18,295	36,964	(36,169)	101,387
Special item gains (charges) included in segment income	3,583	(16,400)	(4,892)	—	(17,709)
Identifiable assets	587,459	1,047,727	502,460	305,099	2,442,745
Goodwill	24,322	145,824	20,029	—	190,175
Depreciation and amortization	33,955	18,912	43,770	631	97,268
Capital expenditures	19,563	16,288	21,269	532	57,652

Net Sales (In thousands)(b)(c)	2006	2005	2004
United States	$878,685	$816,722	$568,069
Foreign	1,489,821	1,290,777	945,668

Total	$2,368,506	$2,107,499	$1,513,737

Long-Lived Assets as of December 31 (In thousands)	2006	2005	2004
United States	$654,605	$815,141	$849,842
Netherlands	450,726	372,717	331,735
Jordan	115,846	115,031	26,079
United Kingdom	86,878	80,316	92,532
Germany	71,459	67,524	80,534
France	39,336	84,660	115,144
Other foreign countries	103,782	98,650	158,908

Total	$1,522,632	$1,634,039	$1,654,774

Notes:

(a)	Includes the effects of foreign exchange transaction gains (losses) of $0.8 million, ($2.1 million) and ($2.0 million) in 2006, 2005 and 2004, respectively.
(b)	No sales in a foreign country exceed 10% of total net sales.
(c)	Net sales are attributed to countries based upon shipments to final destination.

Net sales from external customers in each of the segments consists of the following (in thousands):

	2006	2005	2004
Polymer Additives:
Flame Retardants	$679,813	$581,507	$531,935
Stabilizers and Curatives	240,638	216,308	194,340

Total Polymer Additives	$920,451	$797,815	$726,275

Catalysts:
Polyolefin Catalysts	$120,436	$103,250	$98,862
Refinery Catalysts	718,532	634,360	184,532

Total Catalysts	$838,968	$737,610	$283,394

Fine Chemicals:
Performance Chemicals	$381,378	$375,364	$285,554
Fine Chemistry Services and Intermediates Business	227,709	196,710	218,514

Total Fine Chemicals	$609,087	$572,074	$504,068

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—Quarterly Financial Summary (Unaudited) (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$607,354	$568,797	$607,818	$584,537
Gross profit	$122,453	$131,384	$148,228	$148,749
Loss on Thann facility divestiture(a)	$—	$—	$89,175	$—
Net income(b)	$34,376	$43,327	$2,289	$62,977
Basic earnings per share	$0.37	$0.46	$0.02	$0.66
Shares used to compute basic earnings per share	94,153	94,689	94,755	94,897
Diluted earnings per share	$0.36	$0.45	$0.02	$0.65
Shares used to compute diluted earnings per share	96,569	97,159	97,298	97,517

2005
Net sales	$509,965	$502,754	$506,605	$588,175
Gross profit(c)	$107,322	$105,167	$99,611	$111,298
Special items(d)	$—	$(4,868)	$—	$2,970
Net income(e)(f)	$24,319	$32,058	$26,292	$32,198
Basic earnings per share	$0.27	$0.34	$0.28	$0.34
Shares used to compute basic earnings per share	91,075	93,162	93,214	93,331
Diluted earnings per share	$0.26	$0.33	$0.27	$0.33
Shares used to compute diluted earnings per share	93,879	95,941	96,029	96,132

Notes:

(a)

The third quarter of 2006 included a charge amounting to $89.2 million ($58.4 million after income taxes) that related to the divestiture of the Thann, France facility to ICIG effective August 1, 2006. The charge is principally due to the write-off of net asset values and other exit costs.

(b)

The effective income tax rate for the third quarter of 2006 was favorably impacted by $4.8 million due to changes in state income tax rates and the impact on deferred tax balances as well as foreign tax credits related to the repatriation of high taxed earnings from foreign subsidiaries. The effective income tax rate for the fourth quarter of 2006 was favorably impacted by $12.1 million due to changes in the corporate income tax rate in the Netherlands and the impact on deferred tax balances as well as foreign tax credits related to the repatriation of high taxed earnings from foreign subsidiaries.

(c)	Cost of goods sold for the fourth quarter of 2005 included the settlement of a lawsuit of $2.8 million ($1.8 million after income taxes).
(d)

Special items for 2005 included a second quarter curtailment gain amounting to $5.6 million ($3.6 million after income taxes) that related to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments offset by a charge of $0.7 million ($0.5 million after income taxes) for the potential settlement of future legal claims with respect to certain future asbestos premises liability claims. Effective December 31, 2005, pursuant to an agreement with the employees' authorized representatives for our Netherlands operations, we finalized plan changes that modified projected benefit obligations for certain transition benefits and adopted a defined contribution basis for our future pension accrual, resulting in a fourth-quarter special item curtailment gain totaling $3.2 million ($2.2 million after income taxes). Additional fourth-quarter 2005 special items included a charge for work force reduction of $0.5 million ($0.3 million after income taxes) at the Pasadena, Texas plant, a charge of $2.2 million ($1.4 million after income taxes) that related to the sale of a research and development facility to the State of Louisiana, and a charge of $3.5 million ($2.3 million after income taxes) that related to costs associated with the shutdown of the Port de Bouc, France bromine facility.

(e)

First-quarter 2005 included an interest and financing expenses charge to write-off deferred financing expenses totaling $1.4 million ($0.9 million after income taxes) associated with the 364-day bridge loan that was retired.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(f)

The effective income tax rate for the fourth quarter of 2005 was favorably impacted due primarily to the following: (1) the realization of foreign tax credits related to tax structuring activities of $6.7 million; (2) certain tax elections made to reflect the permanent reinvestment of foreign joint venture earnings of approximately $1.4 million; (3) the repatriation of overseas funds under the Homeland Investment Act by approximately $5.6 million consisting of a direct tax benefit in our effective income tax rate of $2.3 million due to the reversal of previously accrued tax expense, as well as the effect of lower tax expense on those earnings of $3.3 million; and (4) the favorable net impact of two income tax adjustments totaling $2.4 million (See Note 16, “Income Taxes”).

NOTE 23—Cost of Goods Sold:

Cost of goods sold for 2004 included a third-quarter 2004 cash settlement in which we settled a dispute with a former insurer totaling $6.9 million ($4.4 million after income taxes) with $4.2 million paid at the settlement date. Cost of goods sold for 2004 also included a third-quarter 2004 charge amounting to $3.4 million ($2.2 million after income taxes) related to the establishment of a valuation reserve for the potential recoverability of an insurance claim receivable relating to the discontinuance of product support for and the withdrawal from a water treatment venture.

NOTE 24—Acquisition Related Costs:

During the third quarter of 2004, we acquired the refinery catalysts business. In connection with the acquisition, we incurred certain acquisition-related costs including a costs of goods sold charge totaling $13.4 million ($8.5 million after income taxes), which related to the step-up increase in acquired inventory to fair value associated with acquisition; a charge to other (expenses) income, net for foreign exchange hedging costs totaling $12.8 million ($8.2 million after income taxes), associated with contracts entered into by us to hedge the euro-denominated purchase price for the acquisition; purchased in-process R&D charges amounting to $3.0 million associated with the write-off of deferred research and development costs of the acquired business, and a charge to interest and financing expenses to write-off deferred financing expenses totaling $0.5 million ($0.3 million after income taxes).

NOTE 25—Subsequent Event:

On February 7, 2007, the Company’s Board of Directors approved a two-for-one stock split in the form of a share distribution. The Company distributed 47.8 million shares of common stock on March 1, 2007, to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split by reclassifying from “additional paid-in capital” to “common stock” an amount equal to the par value of the additional shares issued to effect the stock split which amounted to $0.5 million as of December 31, 2005 and $0.4 million as of January 1 and December 31, 2004.

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

Management’s Report on the Consolidated Financial Statements

Albemarle Corporation’s management has prepared the consolidated financial statements and related notes appearing on pages 43 through 85 in conformity with accounting principles generally accepted in the United States. In so doing, Albemarle’s management makes informed judgments and estimates of the expected effects of events and transactions. Actual results may differ from management’s judgments and estimates. Financial data appearing elsewhere in this Annual Report on Form 10-K is consistent with these consolidated financial statements.

The consolidated financial statements included in the Annual Report on Form 10-K have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their audit was made in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report which appears herein. The Audit Committee of the Board of Directors, composed only of independent directors, meets with management, the outsourced independent internal auditors and the independent registered public accounting firm to discuss accounting, auditing and financial reporting matters. The independent registered public accounting firm is retained by the Audit Committee.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on page 42.

Albemarle Corporation and Subsidiaries

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained in our definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”) under the caption “Proposal No. 1 -Election of Directors” concerning directors and persons nominated to become directors of Albemarle and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The names, ages and biographies of all executive officers and other certain officers of Albemarle as of February 15, 2007 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (April 11, 2007).

Name	Age	Position
William M. Gottwald	59	Chairman of the Board of Directors

Floyd D. Gottwald, Jr.	84	Vice Chairman of the Board of Directors and Chairman of the Executive Committee

Mark C. Rohr	55	President and Chief Executive Officer

Richard J. Diemer, Jr.	48	Senior Vice President and Chief Financial Officer

Luther C. Kissam, IV	42	Senior Vice President, General Counsel and Secretary

George A. Newbill	63	Senior Vice President—Manufacturing Operations

John M. Steitz	48	Senior Vice President—Business Operations

John G. Dabkowski	58	Vice President—Polymer Additives

Ronald R. Gardner	55	Vice President—Fine Chemicals

Jack P. Harsh	54	Vice President—Human Resources

Raymond Hurley	54	Vice President—Alternative Fuel Technologies

John J. Nicols	42	Vice President—Catalysts

Anthony S. Parnell	47	Vice President—Global Sales, Service and Operations Planning

Ronald C. Zumstein	45	Vice President—Health, Safety and Environment

C. Kevin Wilson	45	Treasurer

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

Albemarle Corporation and Subsidiaries

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

Richard J. Diemer, Jr. joined our company on August 15, 2005, and was elected Senior Vice President and Chief Financial Officer effective September 1, 2005. Before joining our company, he served as the Senior Portfolio Manager – Equities at Honeywell International Inc. (provider of aerospace products and services, control technologies for buildings, home and industry, automotive products, turbochargers and specialty materials) since December 2004. Prior to that, he was Vice President – Equity Research from March 2002 to December 2004 and Chief Financial Officer of Honeywell Specialty Materials (subsidiary of Honeywell International, Inc.) from July 2000 to March 2002.

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

Ronald R. Gardner was elected Vice President—Fine Chemicals effective January 1, 2007. Mr. Gardner served as a Divisional Vice President—Performance Chemicals since 2002, and was Business Director—Bromine and Derivatives including Jordan Bromine start up and integration since 2001. Previously, he worked in R&D, manufacturing, international distribution, project management, international business management (including a five-year assignment in Europe) since joining the Company in May 1973.

Jack P. Harsh was elected Vice President—Human Resources of our company effective December 1, 1998. Mr. Harsh joined our company effective November 16, 1998, from Union Carbide Corporation (producer of chemicals and polymers and subsidiary of The Dow Chemical Company), where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization.

Raymond Hurley was elected Vice President—Alternative Fuel Technologies effective January 1, 2007 and was Vice President—Catalysts from September 23, 2004 until that time. Before our acquisition of the Akzo Nobel refinery catalysts business, Mr. Hurley served as President of the Akzo Catalysts Business.

John J. Nicols joined our company in February 1990 and served as Vice President—Fine Chemicals of our company from June 2002 until January 1, 2007 when he was elected Vice President—Catalysts. Previously, Mr. Nicols served as a Divisional Vice President since March 2002, and Global Business Director since February 1999.

Anthony S. Parnell was elected Vice President—Global Sales, Service and Operations Planning effective January 1, 2007. Previously, Mr. Parnell served as Vice President—Americas Sales Operations since 2002, and was Managing Director of Albemarle’s

Albemarle Corporation and Subsidiaries

European Operations from 1996 until 2002. He previously served in various commercial leadership positions at Albemarle Corporation and Ethyl Corporation since 1982.

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

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange, or NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 19, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Additional information is contained in the Proxy Statement under the captions “Shareholder Proposals” and Proposal No. 1—Election of Directors—Committees of the Board or Audit Committee” and is incorporated herein by reference.

Item 11.	Executive Compensation.

This information is contained in the Proxy Statement under the captions “Proposal No. 1—Election of Directors—Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Agreements with Executive Officers and Other Potential Payments of Contract Upon Termination or a Change,” “Executive Compensation Committee Report,” and “Proposal No. 1—Election of Directors—Board of Directors” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is contained in the Proxy Statement under the captions “Compensation of Executive Officers—Equity Compensation Plan Information” and “Stock Ownership” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

This information is contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions, and Director Independence” and “Proposal No. 1—Election of Directors—Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

This information is contained in the Proxy Statement under the caption “Audit Committee Report—Fees Billed by PricewaterhouseCoopers” and is incorporated herein by reference.

Albemarle Corporation and Subsidiaries

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 42 to 85:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)		Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

2.1	—	International Share and Business Sale Agreement, dated as of July 16, 2004, by and between Albemarle Catalysts International, L.L.C., Albemarle Corporation and Akzo Nobel, N.V. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 16, 2004, and incorporated herein by reference].

3.1	—	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2	—	Bylaws of the registrant [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2007, and incorporated herein by reference].

4.1	—	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.2	—	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3	—	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

10.1	—	Credit Agreement, dated as of July 29, 2004, among Albemarle Corporation, Albemarle Catalysts International, L.L.C. and certain other subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.2	—	First Amendment to Credit Agreement, dated as of July 8, 2005, among the Company, Albemarle Catalysts, certain subsidiaries of the Company, as guarantors, the lenders named and identified therein and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 12, 2005, and incorporated herein by reference].

10.3	—	364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.4	—	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.5	—	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002, filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.6	—	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.7	—	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.8	—	Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.9	—	Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.10	—	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.11	—	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A for 2002 (No. 1-12658), and incorporated herein by reference].

10.12	—	Second Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.13	—	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.14	—	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.15	—	2007 Named Executive Officer Salary Information [filed as Item 1.01 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

*10.16	—	Summary of Director’ Compensation.

10.17	—	Form of Stock Option Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.18	—	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.19	—	Form of Restricted Stock Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.20	—	Form of Performance Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-2658), filed February 23, 2006, and incorporated herein by reference].

10.21	—	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.22	—	Compensation Arrangement with Richard J. Diemer, Jr., dated as of July 26, 2005 [filed as Exhibit 10.8.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on August 2, 2005, and incorporated herein by reference].

10.23	—	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.24	—	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.25	—	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.26	—	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.27	—	Stock Purchase Agreement, dated as of January 30, 2006, between the Company and Floyd D. Gottwald, Jr. [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 2, 2006, and incorporated herein by reference].

10.28	—	Stock Purchase Agreement, dated as of January 30, 2006, between the Company and John D. Gottwald [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 2, 2006, and incorporated herein by reference].

10.29	—	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.30	—	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.31	—	Stock Purchase Agreement, dated as of December 4, 2006, between the Company and John D. Gottwald [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 7, 2006, and incorporated herein by reference].

10.32	—	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.33	—	Albemarle Corporation Severance Pay Plan, effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.34	—	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

*12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	—	Significant Subsidiaries of the Company.

*23.1	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—	Five-Year Summary.

*	Included with this filing.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/s/ WILLIAM M. GOTTWALD
(William M. Gottwald) Chairman of the Board

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2007.

Signature	Title

/s/ WILLIAM M. GOTTWALD (William M. Gottwald)	Chairman of the Board and Director

/s/ FLOYD D. GOTTWALD, JR. (Floyd D. Gottwald, Jr.)	Vice Chairman of the Board, Chairman of the Executive Committee and Director

/s/ MARK C. ROHR (Mark C. Rohr)	President, Chief Executive Officer and Director (principal executive officer)

/S/ RICHARD J. DIEMER, JR. (Richard J. Diemer, Jr.)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ J. ALFRED BROADDUS, JR. (J. Alfred Broaddus, Jr.)	Director

/s/ JOHN D. GOTTWALD (John D. Gottwald)	Director

/s/ R. WILLIAM IDE III (R. William Ide III)	Director

/s/ RICHARD L. MORRILL (Richard L. Morrill)	Director

/s/ SEYMOUR S. PRESTON III (Seymour S. Preston III)	Director

/s/ JOHN SHERMAN, JR. (John Sherman, Jr.)	Director

/s/ CHARLES E. STEWART (Charles E. Stewart)	Director

/s/ ANNE M. WHITTEMORE (Anne M. Whittemore)	Director