Form 10-Q
period 2007-03-31
ALBEMARLE CORP
filed 2007-05-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2007

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

Number of shares of common stock, $.01 par value, outstanding as of May 1, 2007: 95,807,724

ALBEMARLE CORPORATION

IN DEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$589,238	$607,354
Cost of goods sold	429,449	484,901

Gross profit	159,789	122,453
Selling, general and administrative expenses	62,486	57,853
Research and development expenses	15,711	11,445

Operating profit	81,592	53,155
Interest and financing expenses	(8,910)	(10,619)
Other income, net	952	926

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	73,634	43,462
Income tax expense	16,936	11,337

Income before minority interests and equity in net income of unconsolidated investments	56,698	32,125
Minority interests in income of consolidated subsidiaries (net of tax)	(4,951)	(3,225)
Equity in net income of unconsolidated investments (net of tax)	6,361	5,476

Net income	$58,108	$34,376

Basic earnings per-share	$0.61	$0.37

Diluted earnings per-share	$0.60	$0.36

Cash dividends declared per-share of common stock (Note 6)	$0.105	$0.0825

Weighted-average common shares outstanding - basic	95,288	94,153

Weighted-average common shares outstanding - diluted	97,504	96,569

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$125,016	$149,499
Trade accounts receivable, less allowance for doubtful accounts (2007 - $1,571; 2006 - $1,419)	350,769	333,708
Other accounts receivable	82,227	66,345
Inventories (Note 7)	390,515	378,302
Deferred income taxes and prepaid expenses	32,576	33,000

Total current assets	981,103	960,854

Property, plant and equipment, at cost	2,181,675	2,169,433
Less accumulated depreciation and amortization	1,194,785	1,188,858

Net property, plant and equipment	986,890	980,575
Prepaid pension assets	40,485	39,361
Investments	120,143	111,633
Other assets, deferred charges and noncurrent deferred income taxes	79,242	34,894
Goodwill	253,412	251,100
Other intangibles, net of amortization	148,669	151,951

Total assets	$2,609,944	$2,530,368

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$200,130	$202,488
Accrued expenses	135,204	159,822
Current portion of long-term debt	7,181	50,731
Dividends payable	9,554	8,133
Income taxes payable	16,621	61,775

Total current liabilities	368,690	482,949

Long-term debt	734,533	681,859
Postretirement benefits	57,874	59,324
Pension benefits	55,325	54,446
Other noncurrent liabilities	212,260	122,824
Deferred income taxes	96,874	100,868
Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 95,596 in 2007 and 94,860 in 2006	956	949
Additional paid-in capital	204,569	199,045
Accumulated other comprehensive (loss)	(2,603)	(10,058)
Retained earnings	881,466	838,162

Total shareholders’ equity	1,084,388	1,028,098

Total liabilities and shareholders’ equity	$2,609,944	$2,530,368

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash and cash equivalents at beginning of year	$149,499	$58,570

Cash flows from operating activities:
Net income	58,108	34,376
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	27,349	30,626
Stock-based compensation expense	4,139	2,491
Minority interests in income of consolidated subsidiaries	4,951	3,225
Equity in net income of unconsolidated investments	(6,361)	(5,476)
Postretirement plan elimination gain	(2,107)	—
Working capital changes	(80,516)	(37,925)
Dividends received from unconsolidated investments and nonmarketable securities	1,851	570
(Increase) decrease in prepaid pension assets	(1,124)	1,381
Withholding taxes paid on stock-based compensation award distributions	(3,406)	(4,663)
Deferred income taxes	5,934	7,420
Other, net	(2,868)	4,702

Net cash provided from operating activities	5,950	36,727

Cash flows from investing activities:
Capital expenditures	(26,241)	(21,018)
Investments in marketable securities	(2,731)	(2,728)
Investments in other corporate investments	(84)	(64)
Proceeds from sale of marketable securities	414	—

Net cash used in investing activities	(28,642)	(23,810)

Cash flows from financing activities:
Repayments of long-term debt	(12,441)	(46,939)
Proceeds from borrowings	17,824	43,674
Dividends paid to shareholders	(8,628)	(7,472)
Purchases of common stock	(18,647)	(8,980)
Proceeds from exercise of stock options	10,952	10,955
Tax benefit realized from stock-based compensation arrangements	12,620	4,354
Dividends paid to minority interests	(4,374)	(1,200)
Payment of financing costs	(979)	—

Net cash used in financing activities	(3,673)	(5,608)

Net effect of foreign exchange on cash and cash equivalents	1,882	1,221

(Decrease) increase in cash and cash equivalents	(24,483)	8,530

Cash and cash equivalents at end of period	$125,016	$67,100

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$58,108	$34,376
Other comprehensive income, net of tax:
Unrealized (loss) on hedging derivatives	—	(770)
Unrealized gain on securities available for sale	21	21
Reclassification adjustment for realized gain on sale of marketable equity securities included in net income	(203)	—
Amortization of realized loss on treasury lock agreements	35	34
Minimum pension liability	—	385
Amortization of prior service benefit, net transition asset and net loss included in net periodic pension cost	1,231	—
Foreign currency translation adjustment	6,371	11,390

Other comprehensive income	7,455	11,060

Comprehensive income	$65,563	$45,436

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of March 31, 2007 and December 31, 2006, and our condensed consolidated results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2007. The December 31, 2006 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. On February 7, 2007, the Company’s Board of Directors approved a two-for-one stock split in the form of a share distribution. The Company distributed 47.8 million shares of common stock on March 1, 2007, to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split.

3. Foreign exchange transaction gains (losses) of $1.0 million and ($0.2) million are included in our condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, respectively.

4. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.9
Foreign tax rate differences (a)	(11.9)	(5.5)
Depletion	(1.1)	(0.5)
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(1.0)
Impact of foreign earnings (b)	(0.4)	(2.8)
Extraterritorial income exclusion	—	(0.7)
Domestic production deduction	—	(0.3)
Other items, net	1.9	1.0

Effective income tax rate	23.0%	26.1%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations not designated as permanent reinvestment.

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The three-month period ended March 31, 2007 reflects the impact of management’s decision to permanently reinvest the earnings of certain foreign subsidiaries effective September 30, 2006.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The liability for unrecognized tax benefits at adoption, exclusive of interest, is $83.3 million. This liability is reduced by $41.2 million of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes, and temporary adjustments. The net liability of $42.1 million, if recognized, would favorably affect earnings.

In addition, pursuant to FIN 48 we reclassified $32.0 million of income tax liabilities from current to noncurrent liabilities as payment of cash is not anticipated within one year of the balance sheet date. These liabilities are recorded in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Condensed Consolidated Balance Sheets at January 1, 2007 was $4.1 million, of which $3.6 million was reclassified from current to noncurrent liabilities upon implementation of FIN 48.

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $90.7 million at January 1, 2007 and March 31, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets, deferred charges, and noncurrent deferred income taxes” totaled $39.0 million and $40.6 million at January 1, 2007 and March 31, 2007, respectively.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (“IRS”) has completed a review of our income tax returns through the year 2002. In 2006, we received tax assessments from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process and anticipate a resolution in late 2007. The examination by the IRS of the Company’s U.S. federal income tax returns for 2003 and 2004 is in progress and anticipated to be completed in 2008.

With respect to jurisdictions outside the US, we are no longer subject to income tax audits for years before 2002. During the three-month period ended March 31, 2007, we were notified that tax years 2002 through 2005 would be subject to examination by the German tax authorities beginning in May 2007.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $9 million to $22 million as a result of settlements with taxing authorities, closure of tax statutes, and/or resolution of issues at appeals.

5. Basic and diluted earnings per-share for the three-month periods ended March 31, 2007 and 2006 are calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per-share amounts)
Basic earnings per-share

Numerator:
Income available to shareholders	$58,108	$34,376

Denominator:
Average number of shares of common stock outstanding	95,288	94,153

Basic earnings per-share	$0.61	$0.37

Diluted earnings per-share

Numerator:
Income available to shareholders	$58,108	$34,376

Denominator:
Average number of shares of common stock outstanding	95,288	94,153
Shares issuable upon exercise of stock options	2,216	2,416

Total shares	97,504	96,569

Diluted earnings per-share	$0.60	$0.36

6. Cash dividends declared for the three-month period ended March 31, 2007 totaled 10.5 cents per-share, payable on April 1, 2007. Cash dividends declared for the three-month period ended March 31, 2006 totaled 8.25 cents per-share, paid on April 1, 2006.

7. The following table provides a breakdown of inventories at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In thousands)
Finished goods	$280,941	$282,634
Raw materials	64,458	51,680
Stores, supplies, and other	45,116	43,988

Total inventories	$390,515	$378,302

8. Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Variable-rate domestic bank loans	$232,000	$220,772
Variable-rate foreign bank loans	103,702	101,201
Senior notes	324,738	324,730
Fixed rate foreign borrowings	50,556	55,203
Capital lease obligation	18,956	18,870
Industrial revenue bonds	11,000	11,000
Miscellaneous	762	814

Total	741,714	732,590
Less amounts due within one year	7,181	50,731

Total long-term debt	$734,533	$681,859

Maturities of long-term debt are as follows: 2007—$7.2 million; 2008—$7.6 million; 2009—$8.0 million; 2010—$8.4 million; 2011—$8.9 million; 2012—$346.1 million and 2013 through 2021—$355.5 million.

In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured credit facility to improve operating flexibility and to take advantage of favorable market conditions. The new credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate (LIBOR) applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The new credit agreement extended the maturity of the credit facility to March 2012 from July 2009. Fees and expenses of $1.0 million were paid related to this new agreement.

9. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at March 31, 2007 (in thousands):

Beginning balance at December 31, 2006	$29,571
Additions	—
Change in estimate	(835)
Payments	(660)
Foreign exchange	235

Ending balance at March 31, 2007	$28,311

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

10. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and Jordan Bromine Company Limited, or JBC. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. The Corporate & Other segment includes corporate-related items not allocated to the reportable segments.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Segment net sales:
Polymer Additives	$214,319	$221,871
Catalysts	235,827	235,356
Fine Chemicals	139,092	150,127

Total segment net sales	$589,238	$607,354

Segment operating profit (loss):
Polymer Additives	$36,460	$32,115
Catalysts	34,581	20,884
Fine Chemicals	25,247	10,901
Corporate & Other	(14,696)	(10,745)

Total segment operating profit	81,592	53,155

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(2,252)	(2,015)
Catalysts	—	—
Fine Chemicals	(2,735)	(1,210)
Corporate & Other	36	—

Total minority interests in income of consolidated subsidiaries	(4,951)	(3,225)

Equity in net income of unconsolidated investments:
Polymer Additives	1,515	1,120
Catalysts	4,824	4,445
Fine Chemicals	—	—
Corporate & Other	22	(89)

Total equity in net income of unconsolidated investments	6,361	5,476

Segment income (loss):
Polymer Additives	35,723	31,220
Catalysts	39,405	25,329
Fine Chemicals	22,512	9,691
Corporate & Other	(14,638)	(10,834)

Total segment income	83,002	55,406
Interest and financing expenses	(8,910)	(10,619)
Other income, net	952	926
Income tax (expense)	(16,936)	(11,337)

Net income	$58,108	$34,376

11. Commitments and Contingencies

We have contracts with certain of our customers, which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under customer supply contracts, that are executed through certain financial institutions. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

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

12. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,932	$2,732
Interest cost	7,213	7,461
Expected return of assets	(9,728)	(9,944)
Net transition asset	(2)	(2)
Prior service benefit	(254)	(75)
Net loss	2,922	2,695

Total net periodic pension benefit cost	$3,083	$2,867

We made nominal contributions to a foreign funded pension plan and made no contributions to our domestic pension plans during the three-month period ended March 31, 2007.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$192	$226
Interest cost	979	935
Expected return of assets	(139)	(133)
Plan elimination gain*	(2,107)	—
Prior service benefit	(977)	(977)
Net loss	119	117

Total net periodic postretirement benefit (credit) cost	$(1,933)	$168

*	During the three-month period ended March 31, 2007, a postretirement medical plan in the Netherlands was eliminated resulting in a gain of $2.1 million (pre-tax). This plan elimination was consistent with the change in the Netherlands law and follows the process of collective bargaining. We assumed the obligation of this postretirement medical plan in connection with the 2004 acquisition of the refinery catalysts business, which would have been effective for certain employees in the Netherlands who retired after August 2009.

13. Recently Issued Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. For information relating to the implementation of FIN 48, see Note 4 above.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, or the Fair Value Option. Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2006. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 21.

Forward-looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q, including the documents incorporated by reference, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements.

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

First Quarter 2007

During the first quarter of 2007:

•	Fine Chemicals segment income margin increased to 16 percent from 6 percent compared to the same period last year;

•

research and development spending increased by 37% compared to the same period last year as we begin expanding investment in a number of new catalyst areas driven by the need to satisfy the new challenges in the fuels markets. We are also investing additional funds to develop products in the polymer additives segment;

•	we opened our new technology center and broke ground on our phosphorus flame retardant manufacturing plant in Nanjing, China;

•	our new South Haven plant delivered strong profitability with additional capacity for new product opportunities; and

•	we repurchased approximately 448,000 shares of our common stock for approximately $18.6 million at an average cost of $41.64 per share.

Outlook

Polymer Additives: Growth of our Polymer Additives segment is expected to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. Moderate growth is expected in the full year 2007 supported by sustainable pricing and favorable product mix, driven by our innovative and diversified product line. However, we expect revenue to remain relatively stable until the consumer electronics market rebounds.

We are progressing in China as we build a foundation for expanding our business in Asia. Our technology center in Nanjing is now operational. This center provides technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we believe our phosphorous flame retardant plant in Nanjing could be operational by the end of 2007. We intend to produce phosphorous flame-retardants at this site to serve the growing Asian construction and electronic markets.

Catalysts: FCC and Polyolefin catalysts should continue to positively impact our segment results throughout the year. We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of anti-pollution initiatives. We expect Catalyst profit growth in 2007 to come primarily from new product introductions, new markets that we successfully penetrate, FCC pricing improvements and the continued growth in our polyolefin catalyst business.

As oil demand remains elevated, we believe refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. Construction is progressing on our new HPC catalysts plant at Bayport, Texas, which is expected to be operational in the second half of 2007. This plant will add approximately 10,000 metric tons to our capacity. We continue to evaluate whether we may need additional capacity expansion in 2008 and 2009 due to expected increased demand. For the balance of 2007, we expect conventional HPC catalysts volumes to approximate 2006 volumes, with some sequential volatility. Our current order patterns show a volume decrease in the second quarter, with volumes roughly half that of the first quarter. However, we expect volumes to build more toward the second half of the year, and continue to expect 2008 to be a strong year for our HPC catalysts.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. In addition, we expect to see incremental benefits in future quarters due to our most recent FCC price increase that went into effect in January 2007. We believe that these price increases will offset increasing raw material and energy costs and will allow margin expansion.

We are focused on new product development in catalysts, and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business which include biodiesel, Canadian oil sands, gas to liquids (GTL) and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil remains at historically high levels.

Fine Chemicals: The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with a movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We believe the turnaround of our Fine Chemicals segment in 2007 is fundamentally complete with additional modest portfolio adjustments. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. In addition, we will continue our focus on developing our fine chemistry services business. Our new products pipeline in this business has approximately doubled in the last three years, allowing us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We believe our global effective tax rate will approximate 23%, but can vary based on the locales in which we actually recognize incremental income. We continue to focus on reducing working capital and repaying debt in 2007. We increased our quarterly dividend payout in 2007 to $0.105 per share. Under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2007 as compared to 2006. We continue to evaluate the merits of any opportunities that may arise for acquisitions that complement our business footprint.

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

Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2007	2006	2007 vs. 2006
	(In millions, except percentages and per share amounts)
NET SALES	$589.2	$607.4	(3)%
Cost of goods sold	429.4	484.9	(11)%

GROSS PROFIT	159.8	122.5	30%
GROSS PROFIT MARGIN	27.1%	20.2%

Selling, general and administrative and research and development expenses	78.2	69.3	13%

OPERATING PROFIT	81.6	53.2	53%
OPERATING MARGIN	13.8%	8.8%
Interest and financing expenses	(8.9)	(10.6)	(16)%
Other income, net	0.9	0.9	—%

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	73.6	43.5	69%
Income tax expense	16.9	11.4	48%
Effective tax rate	23.0%	26.1%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	56.7	32.1	77%
Minority interests in income of consolidated subsidiaries (net of tax)	(5.0)	(3.2)	56%
Equity in net income of unconsolidated investments (net of tax)	6.4	5.5	16%

NET INCOME	$58.1	$34.4	69%

PERCENTAGE OF NET SALES	9.9%	5.7%

Basic earnings per share	$0.61	$0.37	65%

Diluted earnings per share	$0.60	$0.36	67%

First Quarter 2007 Compared with First Quarter 2006

Net Sales

For the three-month period ended March 31, 2007, we recorded net sales of $589.2 million, a decrease of $18.2 million, or 3%, compared to net sales of $607.4 million for the three-month period ended March 31, 2006. This decrease was due primarily to reduced volumes in all segments and the disposition of our Thann, France facility partially offset by improved pricing in all segments. Overall price/mix increased 6% and volumes declined 9% compared to the same period last year.

Polymer Additives’ net sales decreased $7.6 million, or 3%, for the three-month period ended March 31, 2007 compared to the same period in 2006. Compared to last year, price/mix improved 7% and volume declined 14%. Catalysts’ net sales increased by a nominal amount due mainly to a 5% improvement in price/mix offset by an 8% decline in volume. Fine Chemicals’ net sales decreased $11.0 million, or 7%, primarily due to the disposition of our Thann, France facility and reduced volumes of 5% partially offset by improved price/mix of 5%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended March 31, 2007, our gross profit increased $37.3 million to $159.8 million, or 30%, from the corresponding 2006 period due to improved pricing and the disposition of our Thann, France facility, which had historically low operating margins. These increases were partially offset by reduced volumes and increased manufacturing and raw material costs. Our gross profit margin for the three-month period ended March 31, 2007 increased to 27.1% from 20.2% for the corresponding period in 2006.

Selling, General and Administrative and Research and Development Expenses

For the three-month period ended March 31, 2007, our selling, general and administrative, or SG&A, expenses and research and development, or R&D, expenses increased $8.9 million, or 13%, from the three-month period ended March 31, 2006. This increase was primarily due to higher SG&A costs from increased wages and incentive compensation. As a percentage of net sales, SG&A and R&D were 13.3% in the three-month period ended March 31, 2007 versus 11.4% in the three-month period ended March 31, 2006.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2007 decreased $1.7 million to $8.9 million from the corresponding 2006 period due to lower average outstanding debt levels partially offset by slightly higher interest rates.

Other Income, Net

For the three-month periods ended March 31, 2007 and 2006, our other income, net amounted to $0.9 million. Other income, net consists primarily of interest income.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended March 31, 2007, our effective income tax rate was 23.0% as compared to 26.1% for the three-month period ended March 31, 2006. The effective tax rate in the three-month period ended March 31, 2007 reflects the impact of management’s decision to permanently reinvest the earnings of certain foreign subsidiaries effective September 30, 2006.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.9
Foreign tax rate differences (a)	(11.9)	(5.5)
Depletion	(1.1)	(0.5)
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(1.0)
Impact of foreign earnings (b)	(0.4)	(2.8)
Extraterritorial income exclusion	—	(0.7)
Domestic production deduction	—	(0.3)
Other items, net	1.9	1.0

Effective income tax rate	23.0%	26.1%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations not designated as permanent reinvestment.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The liability for unrecognized tax benefits at adoption, exclusive of interest, is $83.3 million. This liability is reduced by $41.2 million of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes, and temporary adjustments. The net liability of $42.1 million, if recognized, would favorably affect earnings.

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended March 31, 2007, minority interests’ share of net income was $5.0 million compared to $3.2 million in the same period last year. This increase of $1.8 million is due primarily to increased earnings (and related minority interest expense) of our consolidated joint venture Jordan Bromine Company Limited, or JBC.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $6.4 million for the three-month period ended March 31, 2007 compared to $5.5 million in the same period last year. This increase of $0.9 million is due primarily to an increase in the equity income of our Catalysts and Polymer segments joint ventures.

Net Income

Our net income increased 69% to $58.1 million in the three-month period ended March 31, 2007 from $34.4 million in the three-month period ended March 31, 2006 primarily due to improved margins.

Segment Information Overview. We have identified three reportable segments as required by Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and JBC. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, allocations for certain corporate costs, equity in net income of unconsolidated investments and is reduced by minority interests in income of consolidated subsidiaries.

	Three Months Ended March 31,		Percentage Change
	2007	2006	2007 vs 2006
	(In millions, except percentages)
Segment net sales:
Polymer Additives	$214.3	$221.9	(3)%
Catalysts	235.8	235.4	*
Fine Chemicals	139.1	150.1	(7)%

Total segment net sales	$589.2	$607.4	(3)%

Segment operating profit (loss):
Polymer Additives	$36.5	$32.1	14%
Catalysts	34.6	20.9	66%
Fine Chemicals	25.2	10.9	131%
Corporate & Other	(14.7)	(10.7)	(37)%

Total segment operating profit	81.6	53.2	53%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(2.3)	(2.0)	15%
Catalysts	—	—	—%
Fine Chemicals	(2.7)	(1.2)	125%
Corporate & Other	—	—	—%

Total minority interests in income of consolidated subsidiaries	(5.0)	(3.2)	56%

Equity in net income of unconsolidated investments:
Polymer Additives	1.5	1.1	36%
Catalysts	4.8	4.5	7%
Fine Chemicals	—	—	—%
Corporate & Other	0.1	(0.1)	*

Total equity in net income of unconsolidated investments	6.4	5.5	16%

Segment income (loss):
Polymer Additives	35.7	31.2	14%
Catalysts	39.4	25.4	55%
Fine Chemicals	22.5	9.7	132%
Corporate & Other	(14.6)	(10.8)	(35)%

Total segment income	83.0	55.5	50%
Interest and financing expenses	(8.9)	(10.6)	(16)%
Other income, net	0.9	0.9	—%
Income tax expense	(16.9)	(11.4)	48%

Net income	$58.1	$34.4	69%

*	Calculation is not meaningful.

Polymer Additives

The Polymer Additives segment recorded net sales for the three-month period ended March 31, 2007 of $214.3 million, down $7.6 million, or 3%, versus the three-month period ended March 31, 2006. Our brominated, mineral, and phosphorous flame retardant portfolios sales declined, particularly in our tetrabrom product line, as volumes declined partially offset by improved pricing and the effects of favorable foreign exchange rates. Net sales improved in stabilizers and curatives due to the effects of favorable foreign exchange rates and improved pricing partially offset by reduced volumes. Segment income increased 14%, or $4.5 million, to $35.7 million due mainly to improved pricing, offset in part by lower volumes and increased raw material and other costs, for the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006.

Catalysts

Our Catalysts segment recorded net sales for the three-month period ended March 31, 2007 of $235.8 million, up nominally versus the three-month period ended March 31, 2006. This increase is a result of a pricing improvement offset by a volume decrease in refinery catalysts and a pricing improvement and increased volume in our polyolefin catalysts. Segment income increased 55%, or $14.0 million, to $39.4 million due mainly to higher pricing and increased polyolefin catalysts volumes, partially offset by increased raw material costs. In addition, Catalysts segment income for the three-month period ended March 31, 2007 includes a $2.1 million pre-tax benefit from the elimination of an employee benefit plan.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended March 31, 2007 were $139.1 million, down $11.0 million, or 7%, versus the three-month period ended March 31, 2006. This decrease was due mainly to the disposition of our Thann, France facility. These declines were partially offset by the acquisition of the South Haven cGMP facility, improved pricing and increased volume in the bromine portfolio, and improved pricing in our fine chemistry services business. Segment income for the three-month period ended March 31, 2007 was $22.5 million, up $12.8 million, or 132% from the three-month period ended March 31, 2006 due mainly to increased pricing and improved plant production efficiencies.

Corporate and Other

For the three-month period ended March 31, 2007, our Corporate and Other expenses increased $3.8 million, or 35%, to $14.6 million from the three-month period ended March 31, 2006. This increase was primarily due to the higher SG&A costs related to increased wages and incentive compensation.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

We expect business activity levels to increase over the next twelve to twenty-four months. The increase in business activity may cause our working capital needs to increase. We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our revolving credit facility, which is discussed below, to be sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance decreased by $24.5 million to $125.0 million at March 31, 2007 from $149.5 million at December 31, 2006. For the three-month period ended March 31, 2007, our operations provided $6.0 million of cash compared to $36.7 million in the three-month period ended March 31, 2006, a decrease of $30.7 million primarily due to an increase in inventory and value added tax, or VAT, receivables in our European Trading Company. Cash flows from operating activities and cash on hand funded investing activities of $28.6 million, which consisted principally of capital expenditures for plant machinery and equipment improvements. Remaining cash on hand together with proceeds from borrowings of $17.8 million and the proceeds of stock option exercises of $11.0 million, funded long-term debt repayments of $12.4 million, purchases of our common stock of $18.6 million and quarterly dividends to shareholders of $8.6 million. This resulted in net cash used by financing activities of $3.7 million.

Net current assets increased $134.5 million to $612.4 million at March 31, 2007 from $477.9 million at December 31, 2006. The increase in net current assets was due primarily to an increase in inventory and VAT receivables in our European Trading Company as well as a decrease in accrued expenses, income taxes payable and current portion of long-term debt partially offset by a decrease in cash.

Our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive (loss) in the condensed consolidated balance sheets on page 4 increased from December 31, 2006, primarily due to the weakening of the U.S. Dollar against the euro. Accumulated other comprehensive (loss) also includes unrecognized losses and prior service benefit for our defined benefit plans in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R).”

Capital expenditures for the three-month period ended March 31, 2007 of $26.2 million were 25% higher than the 2006 level of $21.0 million to expand capacities at existing facilities to support an expected increase in sales. We expect our capital spending program to be approximately $100 million in 2007 and 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We maintained a senior credit agreement with several banks and other financial institutions that consisted of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured credit facility to improve operating flexibility and to take advantage of favorable market conditions. The new credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate (LIBOR) applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The new credit agreement extended the maturity of the credit facility to March 2012 from July 2009. Fees and expenses of $1.0 million were paid related to this new agreement. There were aggregate borrowings outstanding under the new agreement of $316.0 million at March 31, 2007. The aggregate of $316.0 million equivalent outstanding was comprised of $220.0 million of borrowings denominated in U.S. Dollars and €72.0 million ($96.0 million based on the applicable exchange rate on March 31, 2007) of borrowings denominated in euros borrowed by a subsidiary in the Netherlands. Borrowings under the new agreement bear interest at variable rates, which was a weighted average of 5.38% at March 31, 2007.

Borrowings under our new senior credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our new senior credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined. We believe that as of March 31, 2007, we were, and currently are, in compliance with all of our debt covenants.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2007, we were, and currently are, in compliance with all of our senior notes covenants.

The noncurrent portion of our long-term debt amounted to $734.5 million at March 31, 2007, compared to $681.9 million at December 31, 2006. In addition, at March 31, 2007, we had the ability to borrow an additional $493.4 million under our various credit arrangements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	2Q 2007	3Q 2007	4Q 2007	Sub-total 2007	2008	2009	2010	2011	2012	There- after
Long-term debt obligations	$2,021	$—	$2,136	$4,157	$4,381	$4,617	$4,866	$5,128	$344,075	$355,534
Capital lease obligation	1,491	—	1,533	3,024	3,200	3,386	3,582	3,788	1,976	—
Expected interest payments on long-term debt obligations*	9,136	8,791	8,446	26,373	29,930	23,959	20,865	19,513	18,221	37,620
Operating lease obligations (rental)	2,226	2,226	2,225	6,677	6,953	5,445	4,714	3,627	2,898	20,804
Take or pay / throughput agreements	50,506	50,507	50,507	151,520	103,655	24,483	9,066	7,275	4,966	16,858
Capital projects	23,322	2,256	1,111	26,689	667	733	667	—	—	—
Facility divestiture obligation	2,985	2,985	2,985	8,955	2,207	—	—	—	—	—
Additional investment commitment payments	—	—	57	57	75	21	20	—	—	—

Total	$91,687	$66,765	$69,000	$227,452	$151,068	$62,644	$43,780	$39,331	$372,136	$430,816

*	These amounts are based on a weighted-average interest rate of 5.4% for the credit facility and revolver loan, 5.2% for variable rate long-term debt obligations and a capital lease, and 5.1% interest rate for the senior notes for 2007. The weighted average rate for years 2008 and thereafter is 5.2% for the credit facility and revolver loan and 5.1% for the variable rate long-term debt obligations, a capital lease and the senior notes.

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

As previously mentioned, we implemented FIN 48 effective January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $90.7 million at January 1, 2007 and March 31, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets, deferred charges, and noncurrent deferred income taxes” totaled $39.0 million and $40.6 million at January 1, 2007 and March 31, 2007, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and make dividend payments for the foreseeable future. For flexibility, we maintain a shelf registration statement that permits us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt of up to $220.0 million. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, marketable securities price risk or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2006 except as noted below.

We had outstanding variable interest rate borrowings at March 31, 2007 of $346.7 million, bearing an average interest rate of 5.33%. A change of 0.125% in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.4 million. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At March 31, 2007, there were unrealized losses of approximately $1.7 million ($1.1 million after income taxes) in accumulated other comprehensive (loss) that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At March 31, 2007, there were no natural gas hedge contracts outstanding and no natural gas contracts were purchased in the three-month period ended March 31, 2007. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

Item 4.	Controls and Proce dures.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORM ATION

Item 1.	Legal Proceedings.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregist ered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid Per-Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
January 1, 2007 to January 31, 2007	—	—	—	6,619,912

February 1, 2007 to February 28, 2007	207,810	$41.95	207,810	6,412,102

March 1, 2007 to March 31, 2007	240,000	$41.37	240,000	6,172,102

Total	447,810	$41.64	447,810	6,172,102

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

Item 6.	Ex hibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: May 7, 2007	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)