Form 10-Q
period 2007-06-30
ALBEMARLE CORP
filed 2007-08-06
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2007

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

Number of shares of common stock, $.01 par value, outstanding as of August 1, 2007: 95,526,724

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$563,812	$568,797	$1,153,050	$1,176,151
Cost of goods sold	410,430	437,413	839,879	922,314

Gross profit	153,382	131,384	313,171	253,837
Selling, general and administrative expenses	59,255	62,202	121,741	120,055
Research and development expenses	14,924	11,198	30,635	22,643
Dayton facility closure charge	4,944	—	4,944	—

Operating profit	74,259	57,984	155,851	111,139
Interest and financing expenses	(10,417)	(12,037)	(19,327)	(22,656)
Other income (expenses), net	1,631	(2,303)	2,583	(1,377)

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	65,473	43,644	139,107	87,106
Income tax expense	15,585	11,041	32,521	22,378

Income before minority interests and equity in net income of unconsolidated investments	49,888	32,603	106,586	64,728
Minority interests in income of consolidated subsidiaries (net of tax)	(2,746)	(394)	(7,697)	(3,619)
Equity in net income of unconsolidated investments (net of tax)	6,721	11,118	13,082	16,594

Net income	$53,863	$43,327	$111,971	$77,703

Basic earnings per share	$0.57	$0.46	$1.18	$0.82

Diluted earnings per share	$0.55	$0.45	$1.15	$0.80

Cash dividends declared per share of common stock (Note 7)	$0.21	$0.0825	$0.315	$0.165
Weighted-average common shares outstanding - basic	95,272	94,689	95,280	94,421
Weighted-average common shares outstanding - diluted	97,256	97,159	97,380	96,864

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,406	$149,499
Trade accounts receivable, less allowance for doubtful accounts (2007 – $1,519; 2006 – $1,419)	346,601	333,708
Other accounts receivable	41,756	66,345
Inventories (Note 8)	409,914	378,302
Deferred income taxes and prepaid expenses	30,130	33,000

Total current assets	1,028,807	960,854

Property, plant and equipment, at cost	2,210,317	2,169,433
Less accumulated depreciation and amortization	1,220,437	1,188,858

Net property, plant and equipment	989,880	980,575
Prepaid pension assets	43,350	39,361
Investments	127,721	111,633
Other assets, deferred charges and noncurrent deferred income taxes	80,381	34,894
Goodwill	248,411	251,100
Other intangibles, net of amortization	146,313	151,951

Total assets	$2,644,863	$2,530,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,895	$202,488
Accrued expenses	132,342	159,822
Current portion of long-term debt	18,387	50,731
Dividends payable	18,068	8,133
Income taxes payable	7,839	61,775

Total current liabilities	353,531	482,949

Long-term debt	776,856	681,859
Postretirement benefits	58,059	59,324
Pension benefits	59,497	54,446
Other noncurrent liabilities	204,845	122,824
Deferred income taxes	100,035	100,868
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 95,527 in 2007 and 94,860 in 2006	955	949
Additional paid-in capital	189,608	199,045
Accumulated other comprehensive income (loss)	6,221	(10,058)
Retained earnings	915,256	838,162

Total shareholders’ equity	1,112,040	1,028,098

Total liabilities and shareholders’ equity	$2,664,863	$2,530,368

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash and cash equivalents at beginning of year	$149,499	$58,570

Cash flows from operating activities:
Net income	111,971	77,703
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53,758	57,666
Stock-based compensation expense	8,695	7,113
Minority interests in income of consolidated subsidiaries	7,697	3,619
Equity in net income of unconsolidated investments	(13,082)	(16,594)
Postretirement plan elimination gain	(2,107)	—
Dayton facility closure charge	4,944	—
Working capital changes	(98,373)	(11,324)
Dividends received from unconsolidated investments and nonmarketable securities	4,618	3,720
Net change in pension assets and liabilities	537	7,332
Net change in noncurrent environmental liabilities	(4,690)	379
Withholding taxes paid on stock-based compensation award distributions	(3,406)	(4,955)
Deferred income taxes	16,300	4,418
Other, net	(5,549)	2,732

Net cash provided from operating activities	81,313	131,809

Cash flows from investing activities:
Capital expenditures	(49,981)	(49,012)
Investments in marketable securities	(3,833)	(2,900)
Investments in other corporate investments	(84)	(168)
Proceeds from sale of marketable securities	414	—

Net cash used in investing activities	(53,484)	(52,080)

Cash flows from financing activities:
Repayments of long-term debt	(15,234)	(165,001)
Proceeds from borrowings	74,869	130,709
Dividends paid to shareholders	(20,187)	(15,248)
Purchases of common stock	(47,695)	(9,885)
Proceeds from exercise of stock options	15,955	12,856
Tax benefit realized from stock-based compensation arrangements	17,156	5,273
Dividends paid to minority interests	(7,548)	(3,600)
Debt financing costs	(1,148)	—

Net cash provided from (used in) financing activities	16,168	(44,896)

Net effect of foreign exchange on cash and cash equivalents	6,910	5,592

Increase in cash and cash equivalents	50,907	40,425

Cash and cash equivalents at end of period	$200,406	$98,995

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$53,863	$43,327	$111,971	$77,703
Other comprehensive income, net of tax:
Unrealized gain (loss) on hedging derivatives	—	138	—	(632)
Unrealized (loss) gain on securities available for sale	—	(31)	21	(10)
Reclassification adjustment for realized gain on sale of marketable equity securities included in net income	—	—	(203)	—
Amortization of realized loss on treasury lock agreements	35	34	70	68
Minimum pension liability	—	(22)	—	363
Amortization of prior service benefit, net transition asset and net loss included in net periodic pension cost	1,129	—	2,360	—
Change in benefit plan funded status	(241)	—	(241)	—
Foreign currency translation adjustment	7,901	17,637	14,272	29,027

Other comprehensive income	8,824	17,756	16,279	28,816

Comprehensive income	$62,687	$61,083	$128,250	$106,519

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of June 30, 2007 and December 31, 2006, and our condensed consolidated results of operations and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and our condensed consolidated cash flows for the six-month periods ended June 30, 2007 and 2006. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2007. The December 31, 2006 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

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

3. The three-month and six-month periods ended June 30, 2007 include a charge amounting to $4.9 million ($3.1 million after income taxes, or $0.03 per share) that relates to the closure of our Dayton, Ohio fine chemistry facility. The operations of this cGMP (pharmaceutical-grade) pilot plant will be moved to our recently acquired, multi-scale cGMP manufacturing facility in South Haven, Michigan, to efficiently utilize equipment and staffing at the two sites. The pre-tax charge is composed of $3.4 million to write-off net asset values and $1.5 million for other closure costs. The charge and related assets and liabilities are reported in our Fine Chemicals segment under Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

4. Foreign exchange transaction (losses) gains of ($0.9) million and $0.1 million, and ($1.7) million and ($1.9) million are included in our condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, respectively.

5. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.1	0.6	0.4
Foreign tax rate differences (a)	(12.1)	(5.2)	(11.6)	(5.4)
Depletion	(1.5)	(1.1)	(1.4)	(0.8)
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(1.3)	(0.8)	(1.1)
Impact of foreign earnings (b)	1.5	(0.9)	0.1	(1.8)
Extraterritorial income exclusion	—	(0.7)	—	(0.7)
Domestic production deduction	—	(0.3)	—	(0.3)
Other items, net	0.8	(0.3)	1.5	0.4

Effective income tax rate	23.8%	25.3%	23.4%	25.7%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The three-month and six-month periods ended June 30, 2007 reflect the impact of management’s decision to permanently reinvest the earnings of certain foreign subsidiaries effective September 30, 2006.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The liability for unrecognized tax benefits at adoption, exclusive of interest, is $83.3 million. This liability is reduced by $41.2 million of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes and temporary adjustments. The net liability of $42.1 million, if recognized, would favorably affect earnings.

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

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $93.8 million at January 1, 2007 and June 30, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets, deferred charges and noncurrent deferred income taxes” totaled $39.0 million and $42.1 million at January 1, 2007 and June 30, 2007, respectively.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. In 2006, we received tax assessments from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process and anticipate a resolution in either late 2007 or early 2008. During the three-month period ended June 30, 2007, we received a tax assessment from the IRS for the years 2003 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution in 2008.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. The Company received examination notifications from three jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining the tax years 2002 through 2005. Dutch tax authorities will conduct an examination of tax year 2004.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $9 million to $32 million as a result of settlements with taxing authorities, closure of tax statutes and/or resolution of issues at appeals.

6. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2007 and 2006 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic earnings per share

Numerator:
Income available to shareholders, as reported	$53,863	$43,327	$111,971	$77,703

Denominator:
Average number of shares of common stock outstanding	95,272	94,689	95,280	94,421

Basic earnings per share	$0.57	$0.46	$1.18	$0.82

Diluted earnings per share

Numerator:
Income available to shareholders, as reported	$53,863	$43,327	$111,971	$77,703

Denominator:
Average number of shares of common stock outstanding	95,272	94,689	95,280	94,421
Incremental shares under stock compensation plans	1,984	2,470	2,100	2,443

Total shares	97,256	97,159	97,380	96,864

Diluted earnings per share	$0.55	$0.45	$1.15	$0.80

7. Cash dividends declared for the six-month period ended June 30, 2007 totaled 31.5 cents per share. Cash dividends declared for the three-month period ended June 30, 2007 totaled 21 cents per share, and included a dividend of 10.5 cents declared on June 20, 2007 and payable on October 1, 2007. Cash dividends declared for the six-month period ended June 30, 2006 totaled 16.5 cents per share. Cash dividends declared for the three-month period ended June 30, 2006 totaled 8.25 cents per share, paid on July 1, 2006.

8. The following table provides a breakdown of inventories at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$301,407	$282,634
Raw materials	63,469	51,680
Stores, supplies and other	45,038	43,988

Total inventories	$409,914	$378,302

9. Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Variable-rate domestic bank loans	$277,064	$220,772
Variable-rate foreign bank loans	118,584	101,201
Senior notes	324,747	324,730
Fixed rate foreign borrowings	45,561	55,203
Capital lease obligation	17,525	18,870
Industrial revenue bonds	11,000	11,000
Miscellaneous	762	814

Total	795,243	732,590
Less amounts due within one year	18,387	50,731

Total long-term debt	$776,856	$681,859

Maturities of long-term debt are as follows: 2007—$14.7 million; 2008—$7.6 million; 2009—$8.0 million; 2010—$8.5 million; 2011—$8.9 million; 2012—$403.0 million and 2013 through 2021—$344.5 million.

In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured credit facility to improve operating flexibility and to take advantage of favorable market conditions. The new credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate (LIBOR) applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The new credit agreement extended the maturity of the credit facility to March 2012 from July 2009. We paid fees and expenses of $1.0 million related to this new agreement.

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at June 30, 2007 (in thousands):

Beginning balance at December 31, 2006	$29,571
Additions	10
Change in estimate	(2,962)
Payments	(1,708)
Foreign exchange	388

Ending balance at June 30, 2007	$25,299

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16.0 million before income taxes.

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

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Segment net sales:
Polymer Additives	$223,950	$228,559	$438,269	$450,430
Catalysts	207,448	194,045	443,275	429,401
Fine Chemicals	132,414	146,193	271,506	296,320

Total segment net sales	$563,812	$568,797	$1,153,050	$1,176,151

Segment operating profit (loss):
Polymer Additives	$35,311	$39,249	$71,771	$71,364
Catalysts	27,435	19,761	62,016	40,645
Fine Chemicals(a)	27,253	14,706	52,500	25,607
Corporate & Other	(10,796)	(15,732)	(25,492)	(26,477)

Total segment operating profit	79,203	57,984	160,795	111,139

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(1,807)	(1,358)	(4,059)	(3,373)
Catalysts	—	—	—	—
Fine Chemicals	(971)	(939)	(3,706)	(2,149)
Corporate & Other	32	1,903	68	1,903

Total minority interests in income of consolidated subsidiaries	(2,746)	(394)	(7,697)	(3,619)

Equity in net income of unconsolidated investments:
Polymer Additives	1,776	1,349	3,291	2,469
Catalysts	4,976	9,757	9,800	14,202
Fine Chemicals	—	—	—	—
Corporate & Other	(31)	12	(9)	(77)

Total equity in net income of unconsolidated investments	6,721	11,118	13,082	16,594

Segment income (loss):
Polymer Additives	35,280	39,240	71,003	70,460
Catalysts	32,411	29,518	71,816	54,847
Fine Chemicals(a)	26,282	13,767	48,794	23,458
Corporate & Other	(10,795)	(13,817)	(25,433)	(24,651)

Total segment income	83,178	68,708	166,180	124,114
Dayton facility closure charge	(4,944)	—	(4,944)	—
Interest and financing expenses	(10,417)	(12,037)	(19,327)	(22,656)
Other income (expenses), net	1,631	(2,303)	2,583	(1,377)
Income tax (expense)	(15,585)	(11,041)	(32,521)	(22,378)

Net income	$53,863	$43,327	$111,971	$77,703

(a)	Excludes the Dayton facility closure charge.

12. Commitments and Contingencies

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

In connection with the remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.0 million.

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,988	$2,927	$5,920	$5,659
Interest cost	7,312	7,228	14,525	14,689
Expected return of assets	(9,724)	(9,630)	(19,452)	(19,574)
Net transition asset	(4)	(3)	(6)	(5)
Prior service benefit	(251)	(408)	(505)	(483)
Net loss	2,990	3,285	5,912	5,980

Total net periodic pension benefit cost	$3,311	$3,399	$6,394	$6,266

We made nominal contributions to a foreign funded pension plan and made no contributions to our domestic pension plans during the six-month period ended June 30, 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$103	$192	$295	$418
Interest cost	984	1,023	1,963	1,958
Expected return of assets	(138)	(132)	(277)	(265)
Plan elimination gain*	—	—	(2,107)	—
Prior service benefit	(976)	(976)	(1,953)	(1,953)
Net loss	135	272	254	389

Total net periodic postretirement benefit cost (credit)	$108	$379	$(1,825)	$547

*	During the six-month period ended June 30, 2007, a postretirement medical plan in the Netherlands was eliminated resulting in a gain of $2.1 million (pre-tax). This plan elimination was consistent with the change in the Netherlands law and follows the process of collective bargaining. We assumed the obligation of this postretirement medical plan in connection with the 2004 acquisition of the refinery catalysts business, which would have been effective for certain employees in the Netherlands who retired after August 2009.

14. Recently Issued Accounting Pronouncements

We adopted the provisions of FIN 48 on January 1, 2007. For information relating to the implementation of FIN 48, see Note 5 above.

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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2006. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 25.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in U.S. and international laws and regulations;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	increases in the cost of raw materials and energy, and our inability to pass through such increases;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	the occurrence of claims or litigation;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

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

Second Quarter 2007

During the second quarter of 2007:

•	Fine Chemicals segment income margin increased to 16 percent from 9 percent compared to the same period last year;

•

research and development spending increased by 33 percent compared to the same period last year due to higher investments in new catalysts to satisfy the new needs in the fuels markets and in new polymer additives products;

•	we announced plans to acquire controlling interests in our two China antioxidant joint ventures;

•	we opened a new regional sales office in Dubai to meet growing market needs in India and the Middle East;

•	we were awarded upgrades to our debt rating from both S&P (to BBB with an outlook-stable) and Moody’s (to Baa2);

•	we repurchased 700,000 shares of our common stock for approximately $29.0 million at an average cost of $41.50 per share; and

•

we announced the shutdown and planned consolidation of the operations of our Dayton, Ohio fine chemicals facility into our recently acquired manufacturing facility in South Haven, Michigan and recorded a one-time pre-tax charge of $4.9 million ($3.1 million after income taxes, or $0.03 per share).

Outlook

Polymer Additives: Growth of our Polymer Additives segment is expected to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. We expect modest growth in the second half of 2007 in anticipation of strengthening in the printed circuit board and connectors markets this fall. We expect revenue to remain relatively stable until the consumer electronics market rebounds.

We are increasing our presence in China as we build a foundation for expanding our business in Asia. Our technology center in Nanjing is now operational. This center provides technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we believe our phosphorous flame retardant plant in Nanjing will be operational by March, 2008. We intend to produce phosphorous flame-retardants at this site to serve the growing Asian construction and electronic markets.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. We expect Catalysts profit growth in the second half of 2007 to come primarily from new product introductions, new markets that we successfully penetrate, FCC pricing improvements, and the continued growth in our polyolefin catalysts business.

As oil demand remains elevated, we believe refiners will use more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. Construction is progressing on our new HPC catalysts plant in Bayport, Texas, which is expected to be mechanically complete in early September in time to help satisfy the growing demand for HPC catalysts in 2008. When fully operational, this plant will add approximately 10,000 metric tons to our capacity. We continue to evaluate whether we may need additional HPC capacity expansion in 2009 and thereafter due to expected increased demand. Following a weaker second quarter, we believe HPC catalysts volumes will begin to gain momentum as we enter the second half of 2007. We expect 2008 to be a strong year for HPC catalysts volumes.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. In addition, we expect to continue to see incremental benefits in future quarters due to our most recent FCC price increase that went into effect in January 2007. We believe that these price increases will offset increasing raw material and energy costs and will allow margin expansion.

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business which include biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil remains at historically high levels.

Fine Chemicals: The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with a movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We believe the turnaround of our Fine Chemicals segment in 2007 is fundamentally complete with additional modest portfolio adjustments. We expect stable growth throughout the remainder of 2007 and into 2008. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business.

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

Corporate and Other: We believe our global effective tax rate will approximate 23.8%, but the rate can vary based on the locales in which we earn incremental income. We continue to focus on reducing working capital and repaying debt in 2007. We increased our quarterly dividend payout in 2007 to $0.105 per share. Under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2007 as compared to 2006. For the six-month period ended June 30, 2007, we repurchased more shares of our common stock than in the entire 2006 year. We continue to evaluate the merits of any opportunities that may arise for acquisitions that complement our business footprint.

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

Second Quarter 2007 Compared with Second Quarter 2006

Selected Financial Data (Unaudited)
	Three Months Ended June 30,		Percentage Change
	2007	2006	2007 vs. 2006
	(In millions, except percentages and per share amounts)
NET SALES	$563.8	$568.8	(1)%
Cost of goods sold	410.4	437.4	(6)%

GROSS PROFIT	153.4	131.4	17%
GROSS PROFIT MARGIN	27.2%	23.1%

Selling, general and administrative expenses	59.3	62.2	(5)%
Research and development expenses	14.9	11.2	33%
Dayton facility closure charge	4.9	—	*

OPERATING PROFIT	74.3	58.0	28%
OPERATING PROFIT MARGIN	13.2%	10.2%
Interest and financing expenses	(10.4)	(12.1)	(14)%
Other income (expenses), net	1.6	(2.3)	*

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	65.5	43.6	50%
Income tax expense	15.6	11.0	42%
Effective tax rate	23.8%	25.3%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	49.9	32.6	53%
Minority interests in income of consolidated subsidiaries (net of tax)	(2.7)	(0.4)	575%
Equity in net income of unconsolidated investments (net of tax)	6.7	11.1	(40)%

NET INCOME	$53.9	$43.3	24%

PERCENTAGE OF NET SALES	9.6%	7.6%

Basic earnings per share	$0.57	$0.46	24%

Diluted earnings per share	$0.55	$0.45	22%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended June 30, 2007, we recorded net sales of $563.8 million, a nominal decrease compared to net sales of $568.8 million for the three-month period ended June 30, 2006. This decrease was due primarily to reduced volumes in all segments and the disposition of our Thann, France facility, partially offset by improved pricing in all segments. Overall price/mix increased 7%, foreign currency increased 2% and volumes declined 10% compared to the same period last year.

Polymer Additives’ net sales decreased $4.6 million, or 2%, for the three-month period ended June 30, 2007 compared to the same period in 2006. Compared to the same period last year, price/mix improved 6%, foreign currency increased 2% and volume declined 10%. Catalysts’ net sales increased by $13.4 million, or 7%, due mainly to a 7% improvement in price/mix. Fine Chemicals’ net sales decreased $13.8 million, or 9%, primarily due to the disposition of our Thann, France facility in addition to reduced volumes of 4%, partially offset by improved price/mix of 7% and an increase in foreign currency of 2%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended June 30, 2007, our gross profit increased $22.0 million, or 17%, to $153.4 million from the corresponding 2006 period due to improved pricing and the disposition of our Thann, France facility, which had historically low operating margins. These increases were partially offset by reduced volumes and increased manufacturing and raw material costs. Our gross profit margin for the three-month period ended June 30, 2007 increased to 27.2% from 23.1% for the corresponding period in 2006.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2007, our selling, general and administrative, or SG&A, expenses decreased $2.9 million, or 5%, from the three-month period ended June 30, 2006. This decrease was primarily due to a reduction in certain employee benefit expenses.

Research and Development Expenses

For the three-month period ended June 30, 2007, our research and development, or R&D, expenses increased $3.7 million, or 33%, from the three-month period ended June 30, 2006. This increase was primarily due to higher investments in new catalysts to satisfy the new needs in the fuels markets and in new polymer additives and fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2007 decreased $1.7 million to $10.4 million from the corresponding 2006 period due to lower average outstanding debt levels and slightly lower interest rates.

Other Income (Expenses), Net

Other income (expenses), net for the three-month period ended June 30, 2007 increased $3.9 million to $1.6 million from the corresponding 2006 period due to a $3.0 million foreign exchange adjustment on foreign denominated debt of our consolidated joint venture Jordan Bromine Company Limited, or JBC, which occurred in 2006 and an increase in interest income of $0.5 million.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended June 30, 2007, our effective income tax rate was 23.8% as compared to 25.3% for the three-month period ended June 30, 2006. The effective tax rate in the three-month period ended June 30, 2007 reflects the impact of management’s decision to permanently reinvest the earnings of certain foreign subsidiaries effective September 30, 2006.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended June 30, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.1
Foreign tax rate differences (a)	(12.1)	(5.2)
Depletion	(1.5)	(1.1)
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(1.3)
Impact of foreign earnings (b)	1.5	(0.9)
Extraterritorial income exclusion	—	(0.7)
Domestic production deduction	—	(0.3)
Other items, net	0.8	(0.3)

Effective income tax rate	23.8%	25.3%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended June 30, 2007, minority interests’ share of net income was $2.7 million compared to $0.4 million in the same period last year. This increase of $2.3 million is due primarily to increased earnings (and related minority interest expense) of JBC primarily due to improved pricing. In addition, the expense for the same period last year includes a benefit for the minority interest portion of the foreign exchange adjustment on foreign denominated debt of JBC. See Other Income (Expenses), Net above.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $6.7 million for the three-month period ended June 30, 2007 compared to $11.1 million in the same period last year. This decrease of $4.4 million is due primarily to lower equity earnings from our Catalysts segment joint venture Nippon Ketjen as a result of decreased volumes.

Net Income

Our net income increased 24% to $53.9 million in the three-month period ended June 30, 2007 from $43.3 million in the three-month period ended June 30, 2006 primarily due to improved margins.

Segment Information Overview. We have identified three reportable segments as required by Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and JBC. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, allocations for certain corporate costs, equity in net income of unconsolidated investments, and is reduced by minority interests in income of consolidated subsidiaries.

	Three Months Ended June 30,		Percentage Change
	2007	2006	2007 vs 2006
Segment net sales:	(In millions, except percentages)
Polymer Additives	$224.0	$228.6	(2)%
Catalysts	207.4	194.0	7%
Fine Chemicals	132.4	146.2	(9)%

Total segment net sales	$563.8	$568.8	(1)%

Segment operating profit (loss):
Polymer Additives	$35.3	$39.2	(10)%
Catalysts	27.4	19.8	38%
Fine Chemicals (a)	27.3	14.7	86%
Corporate & Other	(10.8)	(15.7)	31%

Total segment operating profit	79.2	58.0	37%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(1.8)	(1.4)	29%
Catalysts	—	—	—%
Fine Chemicals	(1.0)	(0.9)	11%
Corporate & Other	0.1	1.9	*

Total minority interests in income of consolidated subsidiaries	(2.7)	(0.4)	575%

Equity in net income of unconsolidated investments:
Polymer Additives	1.8	1.4	29%
Catalysts	5.0	9.7	(48)%
Fine Chemicals	—	—	—%
Corporate & Other	(0.1)	—	*

Total equity in net income of unconsolidated investments	6.7	11.1	(40)%

Segment income (loss):
Polymer Additives	35.3	39.2	(10)%
Catalysts	32.4	29.5	10%
Fine Chemicals (a)	26.3	13.8	91%
Corporate & Other	(10.8)	(13.8)	22%

Total segment income	83.2	68.7	21%
Dayton facility closure charge	(4.9)	—	*
Interest and financing expenses	(10.4)	(12.1)	(14)%
Other income (expenses), net	1.6	(2.3)	*
Income tax expense	(15.6)	(11.0)	42%

Net income	$53.9	$43.3	24%

*	Calculation is not meaningful.
(a)	Excludes the Dayton facility closure charge.

Polymer Additives

The Polymer Additives segment recorded net sales for the three-month period ended June 30, 2007 of $224.0 million, down $4.6 million, or 2%, versus the three-month period ended June 30, 2006. Net sales declined in our flame retardant portfolio primarily due to reduced volumes in our tetrabrom product line, partially offset by higher year over year pricing and increased sales in certain of our proprietary products. Net sales improved in stabilizers and curatives due to the effects of improved pricing and favorable foreign exchange rates partially offset by slightly reduced volumes. Segment income declined 10%, or $3.9 million, to $35.3 million due mainly to lower tetrabrom volumes, partially offset by improved pricing, for the three-month period ended June 30, 2007 as compared to the three-month period ended June 30, 2006.

Catalysts

Our Catalysts segment recorded net sales for the three-month period ended June 30, 2007 of $207.4 million, up $13.4 million, or 7%, versus the three-month period ended June 30, 2006. This increase is a result of pricing improvements in FCC and HPC refinery catalysts and higher pricing and volumes in polyolefin catalysts, partially offset by lower volumes in HPC refinery catalysts. Segment income increased 10%, or $2.9 million, to $32.4 million due mainly to higher pricing, partially offset by $4.2 million lower equity earnings from our Nippon Ketjen joint venture.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended June 30, 2007 were $132.4 million, down $13.8 million, or 9%, versus the three-month period ended June 30, 2006. This decrease was due mainly to the disposition of our Thann, France facility. Excluding the impact of the Thann facility divestiture, net sales increased 5% primarily due to improved pricing/mix in our fine chemistry services business. Segment income for the three-month period ended June 30, 2007 was $26.3 million, up $12.5 million, or 91% from the three-month period ended June 30, 2006 due mainly to increased pricing across our pharmaceuticals product pipeline and improved plant production efficiencies.

Corporate and Other

For the three-month period ended June 30, 2007, our Corporate and Other expenses decreased $3.0 million, or 22%, to $10.8 million from the three-month period ended June 30, 2006. This decrease was primarily due to a reduction in certain employee benefit expenses.

Six-Months 2007 Compared with Six-Months 2006

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2007	2006	2007 vs. 2006
	(In millions, except percentages and per share amounts)
NET SALES	$1,153.1	$1,176.1	(2)%
Cost of goods sold	839.9	922.3	(9)%

GROSS PROFIT	313.2	253.8	23%
GROSS PROFIT MARGIN	27.2%	21.6%

Selling, general and administrative expenses	121.8	120.1	1%
Research and development expenses	30.6	22.6	35%
Dayton facility closure charge	4.9	—	*

OPERATING PROFIT	155.9	111.1	40%
OPERATING PROFIT MARGIN	13.5%	9.4%
Interest and financing expenses	(19.3)	(22.7)	(15)%
Other income (expenses), net	2.5	(1.3)	*

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	139.1	87.1	60%
Income tax expense	32.5	22.4	45%
Effective tax rate	23.4%	25.7%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	106.6	64.7	65%
Minority interests in income of consolidated subsidiaries (net of tax)	(7.7)	(3.6)	114%
Equity in net income of unconsolidated investments (net of tax)	13.1	16.6	(21)%

NET INCOME	$112.0	$77.7	44%

PERCENTAGE OF NET SALES	9.7%	6.6%

Basic earnings per share	$1.18	$0.82	44%

Diluted earnings per share	$1.15	$0.80	44%

*	Calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2007, we recorded net sales of $1,153.1 million, a decrease of $23.0 million, or 2%, compared to net sales of $1,176.1 million for the six-month period ended June 30, 2006. This decrease was due primarily to reduced volumes in all segments and the disposition of our Thann, France facility, partially offset by improved pricing in all segments. Overall price/mix increased 6%, foreign currency increased 3% and volumes declined 11% compared to the same period last year.

Polymer Additives’ net sales decreased $12.1 million, or 3%, for the six-month period ended June 30, 2007 compared to the same period in 2006. Compared to the first six-months of last year, price/mix improved 7%, foreign currency increased 2% and volume declined 12%. Catalysts’ net sales increased $13.9 million, or 3%, due mainly to a 6% improvement in price/mix and an increase of 3% related to foreign currency, partially offset by a 6% decline in volume. Fine Chemicals’ net sales decreased $24.8 million, or 8%, primarily due to the disposition of our Thann, France facility in addition to reduced volumes of 2%, partially offset by improved price/mix of 6% and an increase of 2% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the six-month period ended June 30, 2007, our gross profit increased $59.4 million, or 23%, to $313.2 million from the corresponding 2006 period due to improved pricing and the disposition of our Thann, France facility, which had historically low operating margins. These increases were partially offset by reduced volumes and increased manufacturing and raw material costs. Our gross profit margin for the six-month period ended June 30, 2007 increased to 27.2% from 21.6% for the corresponding period in 2006.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2007, our SG&A expenses increased $1.7 million, or 1%, from the six-month period ended June 30, 2006. This increase was primarily due to higher SG&A costs from increased wages.

Research and Development Expenses

For the six-month period ended June 30, 2007, our R&D expenses increased $8.0 million, or 35%, from the six-month period ended June 30, 2006. This increase was primarily due to higher investments in new catalysts to satisfy the new needs in the fuels markets and in new polymer additives and fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2007 decreased $3.4 million to $19.3 million from the corresponding 2006 period due to lower average outstanding debt levels partially offset by slightly higher interest rates.

Other Income (Expenses), Net

Other income (expenses), net for the six-month period ended June 30, 2007 increased $3.8 million to $2.5 million from the corresponding 2006 period due to a $3.0 million foreign exchange adjustment on foreign denominated debt of JBC which occurred in 2006 and an increase in interest income of $1.0 million.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the six-month period ended June 30, 2007, our effective income tax rate was 23.4% as compared to 25.7% for the six-month period ended June 30, 2006. The effective tax rate in the six-month period ended June 30, 2007 reflects the impact of management’s decision to permanently reinvest the earnings of certain foreign subsidiaries effective September 30, 2006.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the six-month periods ended June 30, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	Six Months Ended June 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.6	0.4
Foreign tax rate differences (a)	(11.6)	(5.4)
Depletion	(1.4)	(0.8)
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(1.1)
Impact of foreign earnings (b)	0.1	(1.8)
Extraterritorial income exclusion	—	(0.7)
Domestic production deduction	—	(0.3)
Other items, net	1.5	0.4

Effective income tax rate	23.4%	25.7%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to benefits from foreign tax credits associated with high taxed earnings from foreign operations not designated as permanent reinvestment.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The liability for unrecognized tax benefits at adoption, exclusive of interest, is $83.3 million. This liability is reduced by $41.2 million of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes and temporary adjustments. The net liability of $42.1 million, if recognized, would favorably affect earnings.

Minority Interests in Income of Consolidated Subsidiaries

For the six-month period ended June 30, 2007, minority interests’ share of net income was $7.7 million compared to $3.6 million in the same period last year. This increase of $4.1 million is due primarily to increased earnings (and related minority interest expense) of JBC primarily due to improved pricing and volume. In addition, the expense for the same period last year includes a benefit for the minority interest portion of the foreign exchange adjustment on foreign denominated debt of JBC. See Other Income (Expenses), Net above.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $13.1 million for the six-month period ended June 30, 2007 compared to $16.6 million in the same period last year. This decrease of $3.5 million is due primarily to lower equity earnings from our Catalysts segment joint venture Nippon Ketjen as a result of decreased volumes. This decrease is partially offset by additional equity earnings in our other Catalysts segment joint ventures as well as our Polymer Additives segment joint ventures.

Net Income

Our net income increased 44% to $112.0 million in the six-month period ended June 30, 2007 from $77.7 million in the six-month period ended June 30, 2006 primarily due to improved margins and the Fine Chemicals facility restructuring.

Segment Information Overview

	Six Months Ended June 30,		Percentage Change
	2007	2006	2007 vs 2006
Segment net sales:	(In millions, except percentages)
Polymer Additives	$438.3	$450.4	(3)%
Catalysts	443.3	429.4	3%
Fine Chemicals	271.5	296.3	(8)%

Total segment net sales	$1,153.1	$1,176.1	(2)%

Segment operating profit (loss):
Polymer Additives	$71.8	$71.4	1%
Catalysts	62.0	40.6	53%
Fine Chemicals (a)	52.5	25.6	105%
Corporate & Other	(25.5)	(26.5)	4%

Total segment operating profit	160.8	111.1	45%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(4.1)	(3.4)	21%
Catalysts	—	—	—%
Fine Chemicals	(3.7)	(2.1)	76%
Corporate & Other	0.1	1.9	*

Total minority interests in income of consolidated subsidiaries	(7.7)	(3.6)	114%

Equity in net income of unconsolidated investments:
Polymer Additives	3.3	2.5	32%
Catalysts	9.8	14.2	(31)%
Fine Chemicals	—	—	—%
Corporate & Other	—	(0.1)	*

Total equity in net income of unconsolidated investments	13.1	16.6	(21)%

Segment income (loss):
Polymer Additives	71.0	70.5	1%
Catalysts	71.8	54.8	31%
Fine Chemicals (a)	48.8	23.5	108%
Corporate & Other	(25.4)	(24.7)	(3)%

Total segment income	166.2	124.1	34%
Dayton facility closure charge	(4.9)	—	*
Interest and financing expenses	(19.3)	(22.7)	(15)%
Other income (expenses), net	2.5	(1.3)	*
Income tax expense	(32.5)	(22.4)	45%

Net income	$112.0	$77.7	44%

*	Calculation is not meaningful.
(a)	Excludes the Dayton facility closure charge.

Polymer Additives

The Polymer Additives segment recorded net sales for the six-month period ended June 30, 2007 of $438.3 million, down $12.1 million, or 3%, versus the six-month period ended June 30, 2006. Net sales declined in our flame retardant portfolio primarily due to reduced volumes in our tetrabrom product line, partially offset by higher year over year pricing and increased sales in certain of our proprietary products. Net sales improved in stabilizers and curatives due to the effects of improved pricing and favorable foreign exchange rates partially offset by slightly reduced volumes. Segment income increased by a nominal amount to $71.0 million due mainly to improved pricing, offset in part by lower volumes and increased raw material and other costs, for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006.

Catalysts

Our Catalysts segment recorded net sales for the six-month period ended June 30, 2007 of $443.3 million, up $13.9 million, or 3%, versus the six-month period ended June 30, 2006. This increase is a result of pricing improvements in FCC and HPC refinery catalysts and increased pricing and volume in polyolefin catalysts offset by a reduced volume in refinery catalysts. Segment income increased 31%, or $17.0 million, to $71.8 million due mainly to higher pricing and increased polyolefin catalysts volumes, partially offset by increased raw material costs and a decrease in equity earnings from our Nippon Ketjen joint venture. In addition, Catalysts segment income for the six-month period ended June 30, 2007 includes a $2.1 million pre-tax benefit from the elimination of an employee benefit plan.

Fine Chemicals

Fine Chemicals segment net sales for the six-month period ended June 30, 2007 were $271.5 million, down $24.8 million, or 8%, versus the six-month period ended June 30, 2006. This decrease was due mainly to the disposition of our Thann, France facility. This decrease was partially offset by the acquisition of the South Haven facility and improved pricing in our bromine portfolio and fine chemistry services business. Segment income for the six-month period ended June 30, 2007 was $48.8 million, up $25.3 million, or 108% from the six-month period ended June 30, 2006 due mainly to increased pricing and improved plant production efficiencies.

Corporate and Other

For the six-month period ended June 30, 2007, our Corporate and Other expenses increased $0.7 million, or 3%, to $25.4 million from the six-month period ended June 30, 2006. This increase was primarily due to the higher SG&A costs related to increased wages and incentive compensation.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing and equity issuances.

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

Cash Flow

Our cash balance increased by $50.9 million to $200.4 million at June 30, 2007 from $149.5 million at December 31, 2006. For the six-month period ended June 30, 2007, our operations provided $81.3 million of cash compared to $131.8 million in the six-month period ended June 30, 2006. This decrease of $50.5 million is primarily due to an increase in inventory and a decrease in accrued expenses and income taxes payable offset by an increase in net income and collections of value added tax, or VAT, receivables in our European trading company. Cash flows from operating activities funded investing activities of $53.5 million, which consisted principally of capital expenditures for plant machinery and equipment improvements. Remaining cash provided from operating activities together with proceeds from borrowings of $74.9 million and the proceeds of stock option exercises of $16.0 million, funded long-term debt repayments of $15.2 million, purchases of our common stock of $47.7 million and quarterly dividends to shareholders of $20.2 million. Subsequent to June 30, 2007, we funded an additional long-term debt repayment of approximately $100.0 million with excess cash on hand.

Net current assets increased $197.4 million to $675.3 million at June 30, 2007 from $477.9 million at December 31, 2006. The increase in net current assets was due primarily to an increase in cash and inventory as well as a decrease in accrued expenses, accounts payable, income taxes payable and current portion of long-term debt partially offset by a decrease in VAT receivables in our European trading company.

Our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets on page 4 increased from December 31, 2006, primarily due to the weakening of the U.S. Dollar against the euro. Accumulated other comprehensive income (loss) also includes unrecognized losses and prior service benefit for our defined benefit plans in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R).”

Capital expenditures for the six-month period ended June 30, 2007 of $50.0 million were used to expand capacities at existing facilities and were comparable to 2006 expenditures of $49.0 million. We expect our capital expenditures to be approximately $100 to $110 million in 2007 and 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We maintained a senior credit agreement with several banks and other financial institutions that consisted of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured credit facility to improve operating flexibility and to take advantage of favorable market conditions. The new credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate (LIBOR) applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The new credit agreement extended the maturity of the credit facility to March 2012 from July 2009. Fees and expenses of $1.0 million were paid related to this new agreement. There were aggregate borrowings outstanding under the new agreement of $316.9 million at June 30, 2007. The aggregate of $316.9 million equivalent outstanding was comprised of $220.0 million of borrowings denominated in U.S. Dollars and €72.0 million ($96.9 million based on the applicable exchange rate on June 30, 2007) of borrowings denominated in euros borrowed by a subsidiary in the Netherlands. Borrowings under the new agreement bear interest at variable rates, which was a weighted average of 5.30% at June 30, 2007.

Borrowings under our new senior credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our new senior credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined. We believe that as of June 30, 2007, we were, and currently are, in compliance with all of our debt covenants.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of June 30, 2007, we were, and currently are, in compliance with all of our senior notes covenants.

The non-current portion of our long-term debt amounted to $776.9 million at June 30, 2007, compared to $681.9 million at December 31, 2006. In addition, at June 30, 2007, we had the ability to borrow an additional $445.2 million under our various credit arrangements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	3Q 2007	4Q 2007	Sub-total 2007	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations	$11,000	$2,135	$13,135	$4,382	$4,617	$4,866	$5,130	$401,054	$344,534
Capital lease obligation	—	1,539	1,539	3,211	3,398	3,594	3,801	1,982	—
Expected interest payments on long-term debt obligations*	9,487	9,061	18,548	34,240	31,098	27,931	24,741	18,874	34,155
Operating lease obligations (rental)	2,308	2,308	4,616	7,315	5,686	4,889	3,686	2,914	20,804
Take or pay / throughput agreements	61,489	61,488	122,977	154,735	26,292	9,225	7,399	4,995	16,976
Letters of credit and guarantees	4,184	2,891	7,075	44,402	6,896	1,022	1,220	13	—
Capital projects	16,789	3,146	19,935	1,130	689	723	504	—	—
Facility divestiture obligation	3,517	3,516	7,033	2,344	—	—	—	—	—
Additional investment commitment payments	—	57	57	75	21	20	—	—	—

Total	$108,774	$86,141	$194,915	$251,834	$78,697	$52,270	$46,481	$429,832	$416,469

*	These amounts are based on a weighted-average interest rate of 5.6% for the credit facility and revolver loan, 5.5% for variable rate long-term debt obligations and capital lease, and 5.1% interest rate for the senior notes for 2007. The weighted average rate for years 2008 and thereafter is 5.7% for the credit facility, revolver loan, variable rate long-term debt obligations, and capital lease, and 5.1% for the senior notes.

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

As previously mentioned, we implemented FIN 48 effective January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $93.8 million at January 1, 2007 and June 30, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets, deferred charges and noncurrent deferred income taxes” totaled $39.0 million and $42.1 million at January 1, 2007 and June 30, 2007, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our senior credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, and make dividend payments for the foreseeable future. For flexibility, we maintain a shelf registration statement that permits us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt of up to $220.0 million. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, marketable securities price risk or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2006 except as noted below.

We had outstanding variable interest rate borrowings at June 30, 2007 of $406.6 million, bearing an average interest rate of 5.31%. A hypothetical 10% change (approximately 50 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.2 million. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At June 30, 2007, there were losses of approximately $1.6 million ($1.1 million after income taxes) in accumulated other comprehensive income (loss) that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At June 30, 2007, there were no natural gas hedge contracts outstanding and no natural gas contracts were purchased in the three-month period ended June 30, 2007. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except that the following risk factor appearing in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, is amended and restated in its entirety as follows:

Regulation, or the threat of regulation, of some of our products could have an adverse effect on our sales and profitability.

We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, for many years we have marketed methyl bromide, a chemical that is particularly effective as a soil fumigant. In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulation prompted by findings regarding the chemical’s potential to deplete the ozone layer. Completion of the phase-out of methyl bromide as a fumigant took effect January 1, 2005 with continued use for critical uses allowed on an annual basis until feasible alternatives are available.

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups in various countries in the world of certain brominated flame retardants. We manufacture a broad range of brominated flame retardant products which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.

In the United States, a number of state legislatures are considering draft legislation which would impose limitations on, or prohibit the use of, certain brominated flame retardants for specific applications. For example, in 2007, the State of Washington passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses after January 1, 2008 and in televisions, computers and residential upholstered furniture after January 1, 2011 if a safer and technically feasible alternative is discovered. The State of Maine passed a bill that bans the use of decabromodiphenyl ether as a flame retardant in mattresses, mattress pads and textiles used in residential furniture after January 1, 2008 and in the casings of televisions and computers after January 1, 2010. Similar bills are currently under consideration in a number of other states, and we expect additional states to consider similar measures in the future.

Additionally, agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants, including decabromodiphenyl ether, hexabromocyclododecane and tetrabromobisphenol A. We manufacture each of these brominated flame retardants. A number of actions are currently pending between the European Union and certain of its member states whereby the European Union is challenging the respective member state’s rights to impose limitations on, or prohibit the use of, certain brominated flame retardants.

The only brominated flame retardant that we currently sell that has been banned for specified applications to date is decabromodiphenyl ether, which was banned for limited applications in the states of Washington and Maine as described above. Sweden banned the use of decabromodiphenyl ether for use in non-electronic applications as of January 1, 2007, but the European Commission is challenging this action. In 2006, less than 2% of our net sales were derived from decabromodiphenyl ether. Neither the Maine nor the Swedish legislation will have an adverse effect on our sales or profitability. However, additional government regulations, including limitations or bans on the use of brominated flame retardants, would likely result in a decline in our net sales of brominated flame retardants and have an adverse effect on our sales and profitability. In addition, the threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment could lead to a negative reaction in our markets that could reduce or eliminate our markets for these products, which could have an adverse effect on our sales and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
April 1, 2007 to April 30, 2007	—	—	—	6,172,102
May 1, 2007 to May 31, 2007	500,000	$42.36	500,000	5,672,102
June 1, 2007 to June 30, 2007	200,000	$39.34	200,000	5,472,102

Total	700,000	$41.50	700,000	5,472,102

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

On April 25, 2007, we entered into Stock Purchase Agreements, with each of William M. Gottwald and John D. Gottwald, pursuant to which we agreed to purchase an aggregate of 100,000 shares of our common stock from William M. Gottwald and an aggregate of 400,000 shares of our common stock from John D. Gottwald at a price of $42.36 per share. The purchase price was $0.03 less than the average closing price of a share of our common stock on the New York Stock Exchange for April 26, 2007 through April 30, 2007 (inclusive). The remaining repurchases of our common stock summarized in the table above for the three-month period ended June 30, 2007 were open market transactions.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on April 11, 2007. As of the record date for the annual meeting, there were 95,098,254 shares of common stock outstanding and entitled to vote, of which 87,611,976 were represented in person or by proxy at the annual meeting. The voting shareholders elected the directors named in our Proxy Statement sent to shareholders in connection with the annual meeting with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Withheld Votes
Mark C. Rohr	84,121,733	3,490,243
J. Alfred Broaddus, Jr.	84,861,991	2,749,985
John D. Gottwald	84,114,483	3,497,493
William M. Gottwald	84,107,193	3,504,783
R. William Ide III	84,882,103	2,729,873
Richard L. Morrill	84,872,793	2,739,183
Seymour S. Preston III	84,112,323	3,499,653
John Sherman, Jr.	84,870,393	2,741,583
Anne M. Whittemore	84,096,883	3,515,093
Charles E. Stewart	84,877,185	2,734,791
Harriet Tee Taggart	84,874,643	2,737,333

In addition, shareholders ratified the appointment of our independent registered public accounting firm. Votes cast with respect to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2007 were as follows:

Votes for	86,543,326
Votes against	1,020,862
Votes abstain	47,788

Total	87,611,976

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: August 6, 2007	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)