Form 10-Q/A
period 2007-06-30
ALBEMARLE CORP
filed 2007-08-31
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Albemarle Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2007, which was originally filed on August 6, 2007 (the “Original Filing”), solely to amend Item 1 of Part I to correct a typographical error in the amount reported for “Total assets” within the Condensed Consolidated Balance Sheets. This Amendment No. 1 corrects the typographical error in the amount reported for “Total assets” from $2,644,863 to the correct amount, $2,664,863.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 contains the complete text of the original report with the corrected information appearing in Item 1 of Part I. Other than the correction to the amount reported for “Total assets” within the Condensed Consolidated Balance Sheets, no other changes or amendments to the Original Filing are being made. The Company also includes herewith Exhibits 31.1, 31.2, 32.1 and 32.2 as required by the filing of this amendment.

This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission.

ALBEMARLE CORPORATION

INDEX – FORM 10-Q/A

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

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,406	$149,499
Trade accounts receivable, less allowance for doubtful accounts (2007 - $1,519; 2006 - $1,419)	346,601	333,708
Other accounts receivable	41,756	66,345
Inventories (Note 8)	409,914	378,302
Deferred income taxes and prepaid expenses	30,130	33,000

Total current assets	1,028,807	960,854

Property, plant and equipment, at cost	2,210,317	2,169,433
Less accumulated depreciation and amortization	1,220,437	1,188,858

Net property, plant and equipment	989,880	980,575
Prepaid pension assets	43,350	39,361
Investments	127,721	111,633
Other assets, deferred charges and noncurrent deferred income taxes	80,381	34,894
Goodwill	248,411	251,100
Other intangibles, net of amortization	146,313	151,951

Total assets	$2,664,863	$2,530,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,895	$202,488
Accrued expenses	132,342	159,822
Current portion of long-term debt	18,387	50,731
Dividends payable	18,068	8,133
Income taxes payable	7,839	61,775

Total current liabilities	353,531	482,949

Long-term debt	776,856	681,859
Postretirement benefits	58,059	59,324
Pension benefits	59,497	54,446
Other noncurrent liabilities	204,845	122,824
Deferred income taxes	100,035	100,868
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 95,527 in 2007 and 94,860 in 2006	955	949
Additional paid-in capital	189,608	199,045
Accumulated other comprehensive income (loss)	6,221	(10,058)
Retained earnings	915,256	838,162

Total shareholders’ equity	1,112,040	1,028,098

Total liabilities and shareholders’ equity	$2,664,863	$2,530,368

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Segment net sales:
Polymer Additives	$223,950	$228,559	$438,269	$450,430
Catalysts	207,448	194,045	443,275	429,401
Fine Chemicals	132,414	146,193	271,506	296,320

Total segment net sales	$563,812	$568,797	$1,153,050	$1,176,151

Segment operating profit (loss):
Polymer Additives	$35,311	$39,249	$71,771	$71,364
Catalysts	27,435	19,761	62,016	40,645
Fine Chemicals (a)	27,253	14,706	52,500	25,607
Corporate & Other	(10,796)	(15,732)	(25,492)	(26,477)

Total segment operating profit	79,203	57,984	160,795	111,139

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(1,807)	(1,358)	(4,059)	(3,373)
Catalysts	—	—	—	—
Fine Chemicals	(971)	(939)	(3,706)	(2,149)
Corporate & Other	32	1,903	68	1,903

Total minority interests in income of consolidated subsidiaries	(2,746)	(394)	(7,697)	(3,619)

Equity in net income of unconsolidated investments:
Polymer Additives	1,776	1,349	3,291	2,469
Catalysts	4,976	9,757	9,800	14,202
Fine Chemicals	—	—	—	—
Corporate & Other	(31)	12	(9)	(77)

Total equity in net income of unconsolidated investments	6,721	11,118	13,082	16,594

Segment income (loss):
Polymer Additives	35,280	39,240	71,003	70,460
Catalysts	32,411	29,518	71,816	54,847
Fine Chemicals (a)	26,282	13,767	48,794	23,458
Corporate & Other	(10,795)	(13,817)	(25,433)	(24,651)

Total segment income	83,178	68,708	166,180	124,114
Dayton facility closure charge	(4,944)	—	(4,944)	—
Interest and financing expenses	(10,417)	(12,037)	(19,327)	(22,656)
Other income (expenses), net	1,631	(2,303)	2,583	(1,377)
Income tax (expense)	(15,585)	(11,041)	(32,521)	(22,378)

Net income	$53,863	$43,327	$111,971	$77,703

(a)	Excludes the Dayton facility closure charge.

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

Forward-looking Statements

Some of the information presented in this Quarterly Report on Form 10-Q/A, including the documents incorporated by reference, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and variations of such words and similar expressions to identify such forward-looking statements.

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

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q/A.

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

Our foreign currency translation adjustments, net of related deferred taxes, included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets on page 4 increased from December 31, 2006, primarily due to the weakening of the U.S. Dollar against the euro. Accumulated other comprehensive income (loss) also includes unrecognized losses and prior service benefit for our defined benefit plans in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R).”

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

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	3Q 2007	4Q 2007	Sub-total 2007	2008	2009	2010	2011	2012	There-after
Long-term debt obligations	$11,000	$2,135	$13,135	$4,382	$4,617	$4,866	$5,130	$401,054	$344,534
Capital lease obligation	—	1,539	1,539	3,211	3,398	3,594	3,801	1,982	—
Expected interest payments on long-term debt obligations*	9,487	9,061	18,548	34,240	31,098	27,931	24,741	18,874	34,155
Operating lease obligations (rental)	2,308	2,308	4,616	7,315	5,686	4,889	3,686	2,914	20,804
Take or pay / throughput agreements	61,489	61,488	122,977	154,735	26,292	9,225	7,399	4,995	16,976
Letters of credit and guarantees	4,184	2,891	7,075	44,402	6,896	1,022	1,220	13	—
Capital projects	16,789	3,146	19,935	1,130	689	723	504	—	—
Facility divestiture obligation	3,517	3,516	7,033	2,344	—	—	—	—	—
Additional investment commitment payments	—	57	57	75	21	20	—	—	—

Total	$108,774	$86,141	$194,915	$251,834	$78,697	$52,270	$46,481	$429,832	$416,469

*	These amounts are based on a weighted-average interest rate of 5.6% for the credit facility and revolver loan, 5.5% for variable rate long-term debt obligations and capital lease, and 5.1% interest rate for the senior notes for 2007. The weighted average rate for years 2008 and thereafter is 5.7% for the credit facility, revolver loan, variable rate long-term debt obligations, and capital lease, and 5.1% for the senior notes.

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

ALBEMARLE CORPORATION
(Registrant)

Date: August 31, 2007	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and
Chief Financial Officer (principal financial and accounting officer)