Form 10-Q
period 2007-09-30
ALBEMARLE CORP
filed 2007-11-06
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

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

Number of shares of common stock, $.01 par value, outstanding as of November 1, 2007: 95,829,720

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$583,981	$607,818	$1,737,031	$1,783,969
Cost of goods sold	431,019	459,590	1,270,898	1,381,904

Gross profit	152,962	148,228	466,133	402,065
Selling, general and administrative expenses	61,004	58,000	182,745	178,055
Research and development expenses	15,422	11,549	46,057	34,192
Dayton facility closure charge	—	—	4,944	—
Loss on Thann facility divestiture	—	89,175	—	89,175

Operating profit (loss)	76,536	(10,496)	232,387	100,643
Interest and financing expenses	(9,500)	(10,759)	(28,827)	(33,415)
Other income (expenses), net	828	1,007	3,411	(370)

Income (loss) before income tax expense (benefit), minority interests and equity in net income of unconsolidated investments	67,864	(20,248)	206,971	66,858
Income tax expense (benefit)	10,433	(23,330)	42,954	(952)

Income before minority interests and equity in net income of unconsolidated investments	57,431	3,082	164,017	67,810
Minority interests in income of consolidated subsidiaries (net of tax)	(4,613)	(5,176)	(12,310)	(8,795)
Equity in net income of unconsolidated investments (net of tax)	6,281	4,383	19,363	20,977

Net income	$59,099	$2,289	$171,070	$79,992

Basic earnings per share	$0.62	$0.02	$1.80	$0.85

Diluted earnings per share	$0.61	$0.02	$1.76	$0.82

Cash dividends declared per share of common stock (Note 7)	$—	$0.09	$0.315	$0.255
Weighted-average common shares outstanding - basic	95,245	94,755	95,269	94,532
Weighted-average common shares outstanding - diluted	97,106	97,298	97,288	97,009

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,281	$149,499
Trade accounts receivable, less allowance for doubtful accounts (2007 - $835; 2006 - $1,419)	366,223	333,708
Other accounts receivable	68,966	66,345
Inventories (Note 8)	446,298	378,302
Deferred income taxes and prepaid expenses	28,606	33,000

Total current assets	1,011,374	960,854

Property, plant and equipment, at cost	2,276,046	2,169,433
Less accumulated depreciation and amortization	1,252,365	1,188,858

Net property, plant and equipment	1,023,681	980,575
Prepaid pension assets	44,451	39,361
Investments	124,594	111,633
Other assets, deferred charges and noncurrent deferred income taxes	84,890	34,894
Goodwill	263,236	251,100
Other intangibles, net of amortization	172,761	151,951

Total assets	$2,724,987	$2,530,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,936	$202,488
Accrued expenses	161,304	159,822
Current portion of long-term debt	18,774	50,731
Dividends payable	8,089	8,133
Income taxes payable	31,160	61,775

Total current liabilities	401,263	482,949

Long-term debt	679,726	681,859
Postretirement benefits	58,182	59,324
Pension benefits	62,238	54,446
Other noncurrent liabilities	219,333	122,824
Deferred income taxes	88,641	100,868
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 95,746 in 2007 and 94,860 in 2006	957	949
Additional paid-in capital	197,373	199,045
Accumulated other comprehensive income (loss)	42,925	(10,058)
Retained earnings	974,349	838,162

Total shareholders’ equity	1,215,604	1,028,098

Total liabilities and shareholders’ equity	$2,724,987	$2,530,368

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash and cash equivalents at beginning of year	$149,499	$58,570

Cash flows from operating activities:
Net income	171,070	79,992
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	79,824	86,015
Loss on Thann facility divestiture	—	89,175
Stock-based compensation expense	13,455	11,517
Excess tax benefits realized from stock-based compensation arrangements	(20,471)	(6,017)
Minority interests in income of consolidated subsidiaries	12,310	8,795
Equity in net income of unconsolidated investments	(19,363)	(20,977)
Postretirement plan elimination gain	(2,107)	—
Dayton facility closure charge	4,944	—
Working capital changes, net of the effects of acquisitions and the Thann facility divestiture	(79,519)	(36,118)
Dividends received from unconsolidated investments and nonmarketable securities	6,894	4,965
Net change in pension assets and liabilities	2,328	9,528
Net change in noncurrent environmental liabilities	(5,085)	300
Withholding taxes paid on stock-based compensation award distributions	(3,819)	(4,955)
Deferred income taxes	(11,950)	(10,385)
Other, net	329	4,023

Net cash provided from operating activities	148,840	215,858

Cash flows from investing activities:
Capital expenditures	(71,262)	(73,103)
Acquisitions, net of $3,880 cash acquired in 2007	(17,444)	(25,000)
Cash transferred and payments related to the Thann facility divestiture	(6,100)	(13,947)
Investments in marketable securities	(4,063)	(3,342)
Investments in other corporate investments	(84)	(168)
Proceeds from sale of marketable securities	414	—

Net cash used in investing activities	(98,539)	(115,560)

Cash flows from financing activities:
Repayments of long-term debt	(129,246)	(184,181)
Proceeds from borrowings	78,125	133,810
Dividends paid to shareholders	(30,172)	(23,086)
Purchases of common stock	(51,956)	(14,694)
Proceeds from exercise of stock options	20,459	13,694
Excess tax benefits realized from stock-based compensation arrangements	20,471	6,017
Dividends paid to minority interests	(11,888)	(3,600)
Debt financing costs	(1,153)	—

Net cash used in financing activities	(105,360)	(72,040)

Net effect of foreign exchange on cash and cash equivalents	6,841	2,747

(Decrease) increase in cash and cash equivalents	(48,218)	31,005

Cash and cash equivalents at end of period	$101,281	$89,575

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$59,099	$2,289	$171,070	$79,992
Other comprehensive income, net of tax:
Unrealized gain (loss) on hedging derivatives	—	390	—	(242)
Unrealized gain on securities available for sale	—	25	21	15
Reclassification adjustment for realized gain on sale of marketable equity securities included in net income	—	—	(203)	—
Amortization of realized loss on treasury lock agreements	40	35	110	103
Minimum pension liability	—	(6)	—	357
Amortization of prior service benefit, net transition asset and net loss included in net periodic pension cost	1,451	—	3,811	—
Change in benefit plan funded status	—	—	(241)	—
Foreign currency translation adjustment	35,213	4,141	49,485	33,168

Other comprehensive income	36,704	4,585	52,983	33,401

Comprehensive income	$95,803	$6,874	$224,053	$113,393

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of September 30, 2007 and December 31, 2006, and our condensed consolidated results of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and our condensed consolidated cash flows for the nine-month periods ended September 30, 2007 and 2006. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission, or the SEC, on March 1, 2007. The December 31, 2006 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

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

3. The nine-month period ended September 30, 2007 includes a charge amounting to $4.9 million ($3.1 million after income taxes, or $0.03 per share) that relates to the closure of our Dayton, Ohio Fine Chemicals segment facility. The operations of this cGMP (pharmaceutical-grade) pilot plant will be moved to our recently acquired, multi-scale cGMP manufacturing facility in South Haven, Michigan, to efficiently utilize equipment and staffing at the two sites. The pre-tax charge is composed of $3.4 million to write-off net asset values and $1.5 million for other closure costs.

The three-month and nine-month periods ended September 30, 2006 include a charge amounting to $89.2 million ($58.4 million after income taxes, or $0.60 per share) that relates to the divestiture of the Thann, France Fine Chemicals segment facility to International Chemical Investors S.A. effective August 31, 2006. The charge is principally due to the write-off of net asset values and other exit costs. We retained certain product lines previously manufactured at the Thann site, which are now manufactured at our other facilities and are expected to generate continuing cash flows.

4. Our consolidated statements of income includes foreign exchange transaction gains (losses) of $0.4 million and ($0.6) million for the three-month periods ended September 30, 2007 and 2006, respectively, and $0.5 million and ($2.5) million for the nine-month periods ended September 30, 2007 and 2006, respectively.

5. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.6	0.7	0.3
Tax rate changes	(3.4)	15.2	(1.1)	(4.6)
Foreign tax rate differences (a)	(10.7)	46.9	(11.3)	(21.1)
Depletion	(4.5)	2.4	(2.4)	(1.7)
Effect of minority interests in income of consolidated subsidiaries	(1.0)	2.7	(0.9)	(2.3)
Impact of foreign earnings (b)	1.3	16.4	0.4	(7.3)
Extraterritorial income exclusion	—	1.9	—	(1.5)
Domestic production deduction	—	(1.2)	—	—
Other items, net	(2.2)	(4.7)	0.4	1.8

Effective income tax rate	15.4%	115.2%	20.8%	(1.4)%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The three-month and nine-month periods ended September 30, 2007 reflect a $2.1 million benefit from an enacted tax rate reduction in Germany as well as adjustments totaling $4.9 million identified in the completion of various income tax filings. We believe the adjustments did not have a material effect on our reported financial position and results of operations for the three-month and nine-month periods ended September 30, 2007. The three-month and nine-month periods ended September 30, 2006 were impacted by the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge, management’s decision to permanently reinvest the earnings of certain foreign subsidiaries, tax rate changes, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations. Excluding the Thann divestiture charge, the effective income tax rate for the three-month and nine-month periods ended September 30, 2006 are 10.8% and 19.1%, respectively.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. The liability for unrecognized tax benefits at adoption, exclusive of interest, is $83.3 million. This liability is reduced by $41.2 million of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes and temporary adjustments. The net liability of $42.1 million, if recognized, would favorably affect earnings.

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

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $94.6 million at January 1, 2007 and September 30, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets, deferred charges and noncurrent deferred income taxes” totaled $39.0 million and $43.9 million at January 1, 2007 and September 30, 2007, respectively.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. In 2006, we received tax assessments from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process and anticipate a resolution in early 2008. During the second quarter of 2007, we received a tax assessment from the IRS for the years 2003 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution in 2008.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. The Company received examination notifications from three jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining tax years 2002 through 2005. Dutch tax authorities are examining tax years 2004 and 2005.

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

6. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and 2006 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$59,099	$2,289	$171,070	$79,992

Denominator:
Average number of shares of common stock outstanding	95,245	94,755	95,269	94,532

Basic earnings per share	$0.62	$0.02	$1.80	$0.85

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$59,099	$2,289	$171,070	$79,992

Denominator:
Average number of shares of common stock outstanding	95,245	94,755	95,269	94,532
Incremental shares under stock compensation plans	1,861	2,543	2,019	2,477

Total shares	97,106	97,298	97,288	97,009

Diluted earnings per share	$0.61	$0.02	$1.76	$0.82

7. Cash dividends declared for the nine-month period ended September 30, 2007 totaled 31.5 cents per share. There were no cash dividends declared in the three-month period ended September 30, 2007 due to the timing of the Board of Directors meetings. Cash dividends declared for the nine-month period ended September 30, 2006 totaled 25.5 cents per share. Cash dividends declared for the three-month period ended September 30, 2006 totaled 9 cents per share, and included a dividend declared on August 15, 2006 paid on October 1, 2006.

8. The following table provides a breakdown of inventories at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$325,301	$282,634
Raw materials	73,698	51,680
Stores, supplies and other	47,299	43,988

Total inventories	$446,298	$378,302

9. Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Variable-rate domestic bank loans	$298,115	$220,772
Variable-rate foreign bank loans	—	101,201
Senior notes	324,755	324,730
Fixed rate foreign borrowings	56,870	55,203
Capital lease obligation	18,002	18,870
Industrial revenue bonds	—	11,000
Miscellaneous	758	814

Total	698,500	732,590
Less amounts due within one year	18,774	50,731

Total long-term debt	$679,726	$681,859

Maturities of long-term debt are as follows: 2007—$5.0 million; 2008—$17.7 million; 2009—$8.1 million; 2010—$8.6 million; 2011—$9.0 million; 2012—$305.6 million and 2013 through 2017—$344.5 million.

In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured senior credit facility to improve operating flexibility and to take advantage of favorable market conditions. The March 2007 credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate (LIBOR) applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The March 2007 credit agreement extends the maturity of the credit facility to March 2012 from July 2009. We paid fees and expenses of $1.0 million related to this new agreement.

In July 2007, we repaid our variable-rate foreign bank loans with excess operating cash. In September 2007, we redeemed the $11.0 million tax-exempt variable interest industrial revenue bonds. A nominal fee was paid related to this redemption.

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at September 30, 2007 (in thousands):

Beginning balance at December 31, 2006	$29,571
Additions	10
Change in estimate	(4,670)
Payments	(2,163)
Foreign exchange	1,379

Ending balance at September 30, 2007	$24,127

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16 million before income taxes.

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

11. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and Jordan Bromine Company Limited, or JBC. Following the July 31, 2007 acquisition of controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Co., Ltd. and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. (see Note 14), the joint ventures are consolidated subsidiaries with minority interests in income recorded for the remaining 25% ownership maintained by a third party. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, as well as allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. The Corporate & Other segment includes corporate-related items not allocated to the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Segment net sales:
Polymer Additives	$232,700	$240,746	$670,969	$691,176
Catalysts	216,399	217,366	659,674	646,767
Fine Chemicals	134,882	149,706	406,388	446,026

Total segment net sales	$583,981	$607,818	$1,737,031	$1,783,969

Segment operating profit (loss):
Polymer Additives	$30,970	$40,736	$102,741	$112,100
Catalysts	35,474	35,032	97,490	75,677
Fine Chemicals (a)	22,772	18,025	75,272	43,632
Corporate & Other	(12,680)	(15,114)	(38,172)	(41,591)

Total segment operating profit	76,536	78,679	237,331	189,818

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(2,351)	(3,333)	(6,410)	(6,706)
Catalysts	—	—	—	—
Fine Chemicals	(2,361)	(1,823)	(6,067)	(3,972)
Corporate & Other	99	(20)	167	1,883

Total minority interests in income of consolidated subsidiaries	(4,613)	(5,176)	(12,310)	(8,795)

Equity in net income of unconsolidated investments:
Polymer Additives	746	1,193	4,037	3,662
Catalysts	5,555	3,208	15,355	17,410
Fine Chemicals	—	—	—	—
Corporate & Other	(20)	(18)	(29)	(95)

Total equity in net income of unconsolidated investments	6,281	4,383	19,363	20,977

Segment income (loss):
Polymer Additives	29,365	38,596	100,368	109,056
Catalysts	41,029	38,240	112,845	93,087
Fine Chemicals (a)	20,411	16,202	69,205	39,660
Corporate & Other	(12,601)	(15,152)	(38,034)	(39,803)

Total segment income	78,204	77,886	244,384	202,000
Dayton facility closure charge	—	—	(4,944)	—
Loss on Thann facility divestiture	—	(89,175)	—	(89,175)
Interest and financing expenses	(9,500)	(10,759)	(28,827)	(33,415)
Other income (expenses), net	828	1,007	3,411	(370)
Income tax (expense) benefit	(10,433)	23,330	(42,954)	952

Net income	$59,099	$2,289	$171,070	$79,992

(a)	Excludes the Thann facility divestiture loss and the Dayton facility closure charge.

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

In connection with the remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.3 million.

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our general counsel. We also maintain insurance to mitigate certain of such risks. See Note 10 above.

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,972	$2,834	$8,892	$8,493
Interest cost	7,273	6,877	21,798	21,566
Expected return of assets	(9,728)	(9,464)	(29,180)	(29,038)
Net transition asset	(2)	(3)	(8)	(8)
Prior service benefit	(252)	(243)	(757)	(726)
Net loss	2,952	3,168	8,864	9,148

Total net periodic pension benefit cost	$3,215	$3,169	$9,609	$9,435

We made nominal contributions to a foreign funded pension plan and made no contributions to our domestic pension plans during the nine-month period ended September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$148	$210	$443	$628
Interest cost	982	981	2,945	2,939
Expected return of assets	(138)	(132)	(415)	(397)
Plan elimination gain*	—	—	(2,107)	—
Prior service benefit	(977)	(977)	(2,930)	(2,930)
Net loss	126	194	380	583

Total net periodic postretirement benefit cost (credit)	$141	$276	$(1,684)	$823

*	During the nine-month period ended September 30, 2007, a postretirement medical plan in the Netherlands was eliminated resulting in a gain of $2.1 million (pre-tax). This plan elimination was consistent with the change in the Netherlands law and follows the process of collective bargaining. We assumed the obligation of this postretirement medical plan in connection with the 2004 acquisition of the refinery catalysts business, which would have been effective for certain employees in the Netherlands who retired after August 2009.

14. On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Co., Ltd. and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. Our ownership interests in these Polymer Additives business segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.3 million payable in cash due primarily within one year. Additional consideration of up to a total of approximately $7.3 million cumulatively for the two joint ventures will be payable between the first and second anniversary of the closing date if the joint ventures meet certain specified performance criteria subsequent to the acquisition date. At September 30, 2007, the preliminary purchase price allocation included amortizable intangible assets of $25.4 million and goodwill of $4.6 million.

15. Recently Issued Accounting Pronouncements

We adopted the provisions of FIN 48 on January 1, 2007. For information relating to the implementation of FIN 48, see Note 5 above.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

Third Quarter 2007

During the third quarter of 2007:

•	quarterly Catalysts segment income increased to a record $41.0 million;

•	Fine Chemicals segment income margin increased over 400 basis points to 15.1% from 10.8%, compared to the same period last year (excluding the Thann divestiture charge of $89.2 million);

•

research and development spending increased by 35% compared to the same period last year due to higher investments in new catalysts to satisfy the needs in the fuels markets and in new polymer additives products;

•

we acquired controlling interests, increasing our ownership interests from 25% to 75%, in our two Chinese antioxidant joint ventures (Jinhai). We believe Albemarle Jinhai will be the largest Chinese provider of antioxidants for the polyolefin industry; and

•	the hydroprocessing catalyst expansion at our Bayport, Texas facility is now mechanically complete.

Outlook

Polymer Additives: Growth of our Polymer Additives segment is expected to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. We expect modest sequential growth in the fourth quarter of 2007 in anticipation of a slower but sustainable recovery in the printed circuit board and connectors markets. We are cautiously optimistic that we will see stronger flame retardant volumes as we head into the holiday season.

We are increasing our presence in China as we build a foundation for expanding our business in Asia. Our technology center in Nanjing is now operational. This center provides technical support for our Polymer Additives customers in the Asia Pacific region. In addition, we believe the construction of our phosphorous flame retardant plant in Nanjing is on schedule for an early 2008 start up. We intend to produce phosphorous flame retardants at this site to serve the rapidly growing Asia-Pacific construction and electronic markets.

New product development momentum continues in Polymer Additives. The trend in some electronic components toward halogen free flame retardants is creating numerous development opportunities with our diverse customer base. A new patent protected environmentally friendly form of one of our proprietary products is being commercialized. A new technical innovation in our mineral flame retardant business was also recently introduced to the market.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. We expect Catalysts profit growth in the fourth quarter of 2007 to come primarily from new product introductions, new markets that we successfully penetrate, FCC pricing improvements, and the continued growth in our polyolefin catalysts business. We expect Catalysts volumes will be up slightly during the fourth quarter of 2007 as we prepare for an anticipated increase in Catalyst volumes in 2008.

As oil demand remains elevated, we believe refiners will process more sour crudes, which will require HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. The HPC catalysts expansion at our Bayport, Texas facility is now mechanically complete. Plant commissioning activities are progressing, and we anticipate our first production run toward year’s end. When fully operational, this plant will add approximately 10,000 metric tons to our capacity, more than double the capacity at our Bayport site and increase our global HPC capacity by approximately 30%. We believe this will provide us with the capacity to meet the strong growth demands for 2008 and 2009 that we expect in this business. We continue to evaluate whether we may need additional HPC capacity expansion in 2009 and thereafter due to expected increased demand. We believe HPC catalysts volumes will continue to grow in the fourth quarter of 2007.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. While we believe there is room for further margin improvement, we believe to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. In addition, we expect to continue to see incremental benefits in future quarters due to our FCC price increase that went into effect in January 2007 as well as our most recent 15% price increase that will go into effect in January 2008. Our FCC business continues to be faced with high raw material costs increases related to energy, metals, imported rare earths, and transportation costs. We believe, however, that our price increases will offset increasing raw material and energy costs and, therefore, will allow margin expansion.

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil remains at historically high levels.

Fine Chemicals: The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We believe the repositioning of our Fine Chemicals segment in 2007 is fundamentally complete with additional modest portfolio adjustments. We expect stable growth throughout the remainder of 2007 and into 2008. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business.

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

Corporate and Other: We believe our global effective tax rate in 2007 will approximate 21.5%, but the rate can vary based on the locales in which we earn incremental income. We continue to focus on reducing working capital and repaying debt in 2007. We increased our quarterly dividend payout in 2007 to $0.105 per share. Under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2007 as compared to 2006. For the nine-month period ended September 30, 2007, we repurchased more shares of our common stock than in the entire 2006 year. We continue to evaluate the merits of any opportunities that may arise for acquisitions that complement our business footprint.

Additional information regarding our products, markets and financial performance is provided at our web site, www.albemarle.com. Our web site is not a part of this document nor is it incorporated herein by reference.

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income.

Third Quarter 2007 Compared with Third Quarter 2006

Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2007	2006	2007 vs. 2006
	(In millions, except percentages and per share amounts)
NET SALES	$584.0	$607.8	(4)%
Cost of goods sold	431.0	459.6	(6)%

GROSS PROFIT	153.0	148.2	3%
GROSS PROFIT MARGIN	26.2%	24.4%

Selling, general and administrative expenses	61.0	58.0	5%
Research and development expenses	15.5	11.5	35%
Loss on Thann facility divestiture	—	89.2	*

OPERATING PROFIT (LOSS)	76.5	(10.5)	*
OPERATING PROFIT MARGIN	13.1%	*
Interest and financing expenses	(9.5)	(10.7)	(11)%
Other income, net	0.9	1.0	*

INCOME (LOSS) BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	67.9	(20.2)	*
Income tax expense (benefit)	10.5	(23.3)	*
Effective tax rate	15.4%	115.2%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	57.4	3.1	*
Minority interests in income of consolidated subsidiaries (net of tax)	(4.6)	(5.2)	(12)%
Equity in net income of unconsolidated investments (net of tax)	6.3	4.4	43%

NET INCOME	$59.1	$2.3	*

PERCENTAGE OF NET SALES	10.1%	*

Basic earnings per share	$0.62	$0.02	*

Diluted earnings per share	$0.61	$0.02	*

*	Calculation is not meaningful.

Net Sales

For the three-month period ended September 30, 2007, we recorded net sales of $584.0 million, a 4% decrease compared to net sales of $607.8 million for the three-month period ended September 30, 2006. This decrease was due primarily to reduced volumes in all segments and the disposition of our Thann, France facility, partially offset by improved pricing in all segments. Overall price/mix increased 6%, foreign currency increased 2% and volumes declined 12% compared to the same period last year.

Polymer Additives’ net sales decreased $8.0 million, or 3%, for the three-month period ended September 30, 2007 compared to the same period in 2006. Compared to the same period last year, price/mix improved 7%, foreign currency increased 2% and volume declined 12%. Catalysts’ net sales decreased nominally due mainly to reduced volumes of 10%, partially offset by an 8% improvement in price/mix and an increase in foreign currency of 2%. Fine Chemicals’ net sales decreased $14.8 million, or 10%, primarily due to the disposition of our Thann, France facility in addition to reduced volumes of 4%, partially offset by an increase in foreign currency of 1%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

Our gross profit margin for the three-month period ended September 30, 2007 increased to 26.2% from 24.4% for the corresponding period in 2006. For the three-month period ended September 30, 2007, our gross profit increased $4.8 million, or 3%, to $153.0 million from the corresponding 2006 period due to improved pricing and the disposition of our Thann, France facility, which had historically low profit margins. These increases were partially offset by reduced volumes and increased manufacturing and raw material costs.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2007, our selling, general and administrative, or SG&A, expenses increased $3.0 million, or 5%, from the three-month period ended September 30, 2006. This increase was primarily due to an increase in outside legal and consulting services.

Research and Development Expenses

For the three-month period ended September 30, 2007, our research and development, or R&D, expenses increased $4.0 million, or 35%, from the three-month period ended September 30, 2006. This increase was primarily due to higher investments in new catalysts to satisfy the needs in the fuels markets and in new polymer additives and fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2007 decreased $1.2 million to $9.5 million from the corresponding 2006 period due to lower average outstanding debt levels and lower interest rates.

Other Income, Net

Other income, net for the three-month period ended September 30, 2007 decreased nominally to $0.9 million from the corresponding 2006 period. Other income, net is comprised primarily of interest income.

Income Tax Expense (Benefit)

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended September 30, 2007, our effective income tax rate was 15.4% as compared to 115.2% for the three-month period ended September 30, 2006. The effective tax rate in the three-month period ended September 30, 2007 reflects a $2.1 million benefit from an enacted tax rate reduction in Germany as well as adjustments totaling $4.9 million identified in the completion of various income tax filings. We believe the adjustments did not have a material effect on our reported financial position and results of operations for the three-month period ended September 30, 2007. The 2006 period was impacted by the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge. Excluding the Thann charge and related tax impact, the effective tax rate for the three-month period ended September 30, 2006 was 10.8%.

The significant differences between the U.S. federal statutory income tax rate on pretax income, excluding the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge in the 2006 period, and the effective income tax rate for the three-month periods ended September 30, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes excluding the Thann divestiture charge
	Three Months Ended September 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	(0.2)
Tax rate changes	(3.4)	(4.2)
Foreign tax rate differences (a)	(10.7)	(14.5)
Depletion	(4.5)	(0.7)
Effect of minority interests in income of consolidated subsidiaries	(1.0)	(0.8)
Impact of foreign earnings (b)	1.3	(4.9)
Extraterritorial income exclusion	—	(0.6)
Domestic production deduction	—	0.3
Other items, net	(2.2)	1.4

Effective income tax rate	15.4%	10.8%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended September 30, 2007, minority interests’ share of net income was $4.6 million compared to $5.2 million in the same period last year. This decrease of $0.6 million is due primarily to lower earnings (and related minority interest expense) of Jordan Bromine Company Limited, or JBC, primarily due to decreased volumes.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $6.3 million for the three-month period ended September 30, 2007 compared to $4.4 million in the same period last year. This increase of $1.9 million is due primarily to increased equity earnings from our Catalysts segment joint ventures Nippon Ketjen and Fábrica Carioca de Catalisadores S.A. as a result of increased volumes.

Net Income

Our net income increased to $59.1 million in the three-month period ended September 30, 2007 from $2.3 million in the three-month period ended September 30, 2006 primarily due to improved margins and the Thann divestiture charge of $89.2 million ($58.4 million after income taxes), which occurred in 2006.

Segment Information Overview. We have identified three reportable segments as required by Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC, JBC, Ningbo Jinhai Albemarle Chemical and Industry Co., Ltd., and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, allocations for certain corporate costs, equity in net income of unconsolidated investments, and is reduced by minority interests in income of consolidated subsidiaries.

	Three Months Ended September 30,		Percentage Change
	2007	2006	2007 vs 2006
	(In millions, except percentages)
Segment net sales:
Polymer Additives	$232.7	$240.7	(3)%
Catalysts	216.4	217.4	—%
Fine Chemicals	134.9	149.7	(10)%

Total segment net sales	$584.0	$607.8	(4)%

Segment operating profit (loss):
Polymer Additives	$31.0	$40.7	(24)%
Catalysts	35.4	35.0	1%
Fine Chemicals (a)	22.8	18.1	26%
Corporate & Other	(12.7)	(15.1)	16%

Total segment operating profit	76.5	78.7	(3)%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(2.3)	(3.3)	(30)%
Catalysts	—	—	—%
Fine Chemicals	(2.4)	(1.9)	26%
Corporate & Other	0.1	—	*

Total minority interests in income of consolidated subsidiaries	(4.6)	(5.2)	(12)%

Equity in net income of unconsolidated investments:
Polymer Additives	0.7	1.2	(42)%
Catalysts	5.6	3.2	75%
Fine Chemicals	—	—	—%
Corporate & Other	—	—	—%

Total equity in net income of unconsolidated investments	6.3	4.4	43%

Segment income (loss):
Polymer Additives	29.4	38.6	(24)%
Catalysts	41.0	38.2	7%
Fine Chemicals (a)	20.4	16.2	26%
Corporate & Other	(12.6)	(15.1)	17%

Total segment income	78.2	77.9	—%
Loss on Thann facility divestiture	—	(89.2)	*
Interest and financing expenses	(9.5)	(10.7)	(11)%
Other income, net	0.9	1.0	*
Income tax (expense) benefit	(10.5)	23.3	*

Net income	$59.1	$2.3	*

*	Calculation is not meaningful.
(a)	Excludes the Thann facility divestiture loss.

Polymer Additives

The Polymer Additives segment recorded net sales for the three-month period ended September 30, 2007 of $232.7 million, down $8.0 million, or 3%, versus the three-month period ended September 30, 2006. Net sales declined in our flame retardant portfolio primarily due to reduced volumes in our tetrabrom product line, partially offset by higher year over year pricing and increased sales in certain of our proprietary products. Net sales improved in stabilizers and curatives due to the effects of improved pricing, increased volumes and slightly favorable foreign exchange rates. Segment income declined 24%, or $9.2 million, to $29.4 million due mainly to lower tetrabrom volumes and increased raw material and other costs, partially offset by improved pricing and favorable foreign exchange rates, for the three-month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006.

Catalysts

Our Catalysts segment recorded net sales for the three-month period ended September 30, 2007 of $216.4 million, a nominal decrease versus the three-month period ended September 30, 2006. This decrease is a result of lower volumes in HPC refinery catalysts, partially offset by pricing improvements in FCC refinery catalysts and polyolefin catalysts. Segment income increased 7%, or $2.8 million, to $41.0 million due mainly to higher pricing and increased equity earnings from our Nippon Ketjen and Fábrica Carioca de Catalisadores S.A. joint ventures, partially offset by increased raw material and other costs.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended September 30, 2007 were $134.9 million, down $14.8 million, or 10%, versus the three-month period ended September 30, 2006. This decrease was due mainly to the disposition of our Thann, France facility. Excluding the impact of the Thann facility divestiture, net sales decreased 3% primarily due to a decrease in volumes in our fine chemistry services business. Segment income for the three-month period ended September 30, 2007 was $20.4 million, up $4.2 million, or 26% from the three-month period ended September 30, 2006 due mainly to improved plant production efficiencies and favorable foreign exchange rates.

Corporate and Other

For the three-month period ended September 30, 2007, our Corporate and Other expenses decreased $2.5 million, or 17%, to $12.6 million from the three-month period ended September 30, 2006. This decrease was primarily due to a reduction in certain employee benefit expenses and incentive compensation partially offset by an increase in legal and consulting costs.

Nine-Months 2007 Compared with Nine-Months 2006

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2007	2006	2007 vs. 2006
	(In millions, except percentages and per share amounts)
NET SALES	$1,737.0	$1,784.0	(3)%
Cost of goods sold	1,270.9	1,381.9	(8)%

GROSS PROFIT	466.1	402.1	16%
GROSS PROFIT MARGIN	26.8%	22.5%

Selling, general and administrative expenses	182.7	178.1	3%
Research and development expenses	46.1	34.2	35%
Dayton facility closure charge	4.9	—	*
Loss on Thann facility divestiture	—	89.2	*

OPERATING PROFIT	232.4	100.6	131%
OPERATING PROFIT MARGIN	13.4%	5.6%
Interest and financing expenses	(28.8)	(33.4)	(14)%
Other income (expenses), net	3.4	(0.3)	*

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	207.0	66.9	209%
Income tax expense (benefit)	43.0	(0.9)	*
Effective tax rate	20.8%	(1.4)%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	164.0	67.8	142%
Minority interests in income of consolidated subsidiaries (net of tax)	(12.3)	(8.8)	40%
Equity in net income of unconsolidated investments (net of tax)	19.4	21.0	(8)%

NET INCOME	$171.1	$80.0	114%

PERCENTAGE OF NET SALES	9.9%	4.5%

Basic earnings per share	$1.80	$0.85	112%

Diluted earnings per share	$1.76	$0.82	115%

*	Calculation is not meaningful.

Net Sales

For the nine-month period ended September 30, 2007, we recorded net sales of $1,737.0 million, a decrease of $47.0 million, or 3%, compared to net sales of $1,784.0 million for the nine-month period ended September 30, 2006. This decrease was due primarily to reduced volumes in all segments and the disposition of our Thann, France facility, partially offset by improved pricing in all segments. Overall price/mix increased 6%, foreign currency increased 2% and volumes declined 11% compared to the same period last year.

Polymer Additives’ net sales decreased $20.3 million, or 3%, for the nine-month period ended September 30, 2007 compared to the same period in 2006. Compared to the same period last year, price/mix improved 7%, foreign currency increased 2% and volume declined 12%. Catalysts’ net sales increased $12.9 million, or 2%, due mainly to a 7% improvement in price/mix and an increase of 2% related to foreign currency, partially offset by a 7% decline in volume. Fine Chemicals’ net sales decreased $39.6 million, or 9%, primarily due to the disposition of our Thann, France facility in addition to reduced volumes of 3%, partially offset by improved price/mix of 4% and an increase of 2% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the nine-month period ended September 30, 2007, our gross profit increased $64.0 million, or 16%, to $466.1 million from the corresponding 2006 period due to improved pricing and the disposition of our Thann, France facility, which had historically low profit margins. These increases were partially offset by reduced volumes and increased manufacturing and raw material costs. Our gross profit margin for the nine-month period ended September 30, 2007 increased to 26.8% from 22.5% for the corresponding period in 2006.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2007, our SG&A expenses increased $4.6 million, or 3%, from the nine-month period ended September 30, 2006. This increase was primarily due to an increase in outside legal and consulting services and employee benefit expenses.

Research and Development Expenses

For the nine-month period ended September 30, 2007, our R&D expenses increased $11.9 million, or 35%, from the nine-month period ended September 30, 2006. This increase was primarily due to higher investments in new catalysts to satisfy the needs in the fuels markets and in new polymer additives and fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the nine-month period ended September 30, 2007 decreased $4.6 million to $28.8 million from the corresponding 2006 period due to lower average outstanding debt levels and slightly lower interest rates.

Other Income (Expenses), Net

Other income (expenses), net for the nine-month period ended September 30, 2007 increased $3.7 million to $3.4 million from the corresponding 2006 period due to a $3.0 million foreign exchange adjustment on foreign denominated debt of JBC which occurred in 2006 and an increase in interest income of $1.5 million.

Income Tax Expense (Benefit)

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the nine-month period ended September 30, 2007, our effective income tax rate was 20.8% as compared to (1.4%) for the nine-month period ended September 30, 2006. The effective tax rate in the nine-month period ended September 30, 2007 reflects a $2.1 million benefit from an enacted tax rate reduction in Germany as well as adjustments totaling $4.9 million identified in the completion of various income tax filings. We believe the adjustments did not have a material effect on our reported financial position and results of operations for the nine-month period ended September 30, 2007. The 2006 period was impacted by the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge. Excluding the Thann charge and related tax impact, the effective tax rate for the nine-month period ended September 30, 2006 was 19.1%.

The significant differences between the U.S. federal statutory income tax rate on pretax income, excluding the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge in the 2006 period, and the effective income tax rate for the nine-month periods ended September 30, 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes excluding the Thann divestiture charge
	Nine Months Ended September 30,
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.7	0.1
Tax rate changes	(1.1)	(1.9)
Foreign tax rate differences (a)	(11.3)	(9.4)
Depletion	(2.4)	(0.8)
Effect of minority interests in income of consolidated subsidiaries	(0.9)	(1.0)
Impact of foreign earnings (b)	0.4	(2.3)
Extraterritorial income exclusion	—	(0.7)
Other items, net	0.4	0.1

Effective income tax rate	20.8%	19.1%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

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

Minority Interests in Income of Consolidated Subsidiaries

For the nine-month period ended September 30, 2007, minority interests’ share of net income was $12.3 million compared to $8.8 million in the same period last year. This increase of $3.5 million is due primarily to increased earnings (and related minority interest expense) of JBC primarily due to improved pricing and margins. In addition, the expense for the same period last year includes a benefit for the minority interest portion of the foreign exchange adjustment on foreign denominated debt of JBC. See Other Income (Expenses), Net above.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $19.4 million for the nine-month period ended September 30, 2007 compared to $21.0 million in the same period last year. This decrease of $1.6 million is due primarily to lower equity earnings from our Catalysts segment joint venture Nippon Ketjen as a result of decreased volumes. This decrease is partially offset by additional equity earnings in our other Catalysts segment joint ventures.

Net Income

Our net income increased 114% to $171.1 million in the nine-month period ended September 30, 2007 from $80.0 million in the nine-month period ended September 30, 2006 primarily due to improved margins and the Fine Chemicals facility restructuring which included the Thann divestiture charge of $89.2 million ($58.4 million after income taxes) in 2006.

Segment Information Overview

	Nine Months Ended September 30,		Percentage Change
	2007	2006	2007 vs 2006
	(In millions, except percentages)
Segment net sales:
Polymer Additives	$670.9	$691.2	(3)%
Catalysts	659.7	646.8	2%
Fine Chemicals	406.4	446.0	(9)%

Total segment net sales	$1,737.0	$1,784.0	(3)%

Segment operating profit (loss):
Polymer Additives	$102.7	$112.1	(8)%
Catalysts	97.5	75.7	29%
Fine Chemicals (a)	75.3	43.6	73%
Corporate & Other	(38.2)	(41.6)	8%

Total segment operating profit	237.3	189.8	25%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(6.4)	(6.7)	(4)%
Catalysts	—	—	—%
Fine Chemicals	(6.1)	(4.0)	53%
Corporate & Other	0.2	1.9	*

Total minority interests in income of consolidated subsidiaries	(12.3)	(8.8)	40%

Equity in net income of unconsolidated investments:
Polymer Additives	4.1	3.7	11%
Catalysts	15.3	17.4	(12)%
Fine Chemicals	—	—	—%
Corporate & Other	—	(0.1)	*

Total equity in net income of unconsolidated investments	19.4	21.0	(8)%

Segment income (loss):
Polymer Additives	100.4	109.1	(8)%
Catalysts	112.8	93.1	21%
Fine Chemicals (a)	69.2	39.6	75%
Corporate & Other	(38.0)	(39.8)	5%

Total segment income	244.4	202.0	21%
Dayton facility closure charge	(4.9)	—	*
Loss on Thann facility divestiture	—	(89.2)	*
Interest and financing expenses	(28.8)	(33.4)	(14)%
Other income (expenses), net	3.4	(0.3)	*
Income tax (expense) benefit	(43.0)	0.9	*

Net income	$171.1	$80.0	114%

*	Calculation is not meaningful.
(a)	Excludes the Thann facility divestiture loss and the Dayton facility closure charge.

Polymer Additives

The Polymer Additives segment recorded net sales for the nine-month period ended September 30, 2007 of $670.9 million, down $20.3 million, or 3%, versus the nine-month period ended September 30, 2006. Net sales declined in our flame retardant portfolio primarily due to reduced volumes in our tetrabrom product line, partially offset by higher year over year pricing in certain of our proprietary products and favorable foreign exchange rates. Net sales improved in stabilizers and curatives due to the effects of improved pricing and favorable foreign exchange rates partially offset by slightly reduced volumes. Segment income decreased by 8% to $100.4 million due mainly to lower tetrabrom volumes and increased raw material and other costs, partially offset by improved pricing and favorable foreign exchange rates, for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006.

Catalysts

Our Catalysts segment recorded net sales for the nine-month period ended September 30, 2007 of $659.7 million, up $12.9 million, or 2%, versus the nine-month period ended September 30, 2006. This increase is a result of pricing improvements in FCC refinery catalysts and polyolefin catalysts partially offset by reduced volumes in refinery catalysts. Segment income increased 21%, or $19.7 million, to $112.8 million due mainly to higher pricing, increased polyolefin catalysts volumes and additional equity earnings in several of our Catalysts segment joint ventures, partially offset by increased raw material costs and a decrease in equity earnings from our Nippon Ketjen joint venture. In addition, Catalysts segment income for the nine-month period ended September 30, 2007 includes a $2.1 million pre-tax benefit from the elimination of an employee benefit plan.

Fine Chemicals

Fine Chemicals segment net sales for the nine-month period ended September 30, 2007 were $406.4 million, down $39.6 million, or 9%, versus the nine-month period ended September 30, 2006. This decrease was due mainly to the disposition of our Thann, France facility. This decrease was partially offset by the acquisition of the South Haven facility and improved pricing in our bromine portfolio and fine chemistry services business. Segment income for the nine-month period ended September 30, 2007 was $69.2 million, up $29.6 million, or 75% from the nine-month period ended September 30, 2006 due mainly to increased pricing, improved plant production efficiencies and favorable foreign exchange rates.

Corporate and Other

For the nine-month period ended September 30, 2007, our Corporate and Other expenses decreased $1.8 million, or 5%, to $38.0 million from the nine-month period ended September 30, 2006. This decrease was primarily due to reduction in certain employee benefit expenses and incentive compensation partially offset by an increase in legal and consulting costs.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing and equity issuances.

We expect business activity levels to increase in 2008. The increase in business activity may cause our working capital needs to increase. We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our revolving credit facility, which is discussed below, to be sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance decreased by $48.2 million to $101.3 million at September 30, 2007 from $149.5 million at December 31, 2006. For the nine-month period ended September 30, 2007, our operations provided $148.8 million of cash compared to $215.9 million in the nine-month period ended September 30, 2006. This decrease of $67.1 million is primarily due to an increase in inventory and a decrease in accounts payable partially offset by collections of value added tax, or VAT, receivables in our European trading company. Cash flows from operating activities funded investing activities of $98.5 million, which consisted principally of capital expenditures for plant machinery and equipment improvements and acquisition of additional interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Co., Ltd. and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. Remaining cash provided from operating activities together with proceeds from borrowings of $78.1 million and the proceeds from stock option exercises of $20.5 million, funded long-term debt repayments of $129.2 million, purchases of our common stock of $52.0 million and quarterly dividends to shareholders of $30.2 million.

Net current assets increased $132.2 million to $610.1 million at September 30, 2007 from $477.9 million at December 31, 2006. The increase in net current assets was due primarily to an increase in trade accounts receivable, notes receivable and inventory as well as a decrease in accounts payable, income taxes payable and current portion of long-term debt partially offset by a decrease in cash and VAT receivables in our European trading company.

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

Capital expenditures for the nine-month period ended September 30, 2007 of $71.3 million were used to expand capacities at existing facilities and were comparable to 2006 expenditures of $73.1 million. We expect our capital expenditures to be approximately $100 to $105 million in 2007 and comparable levels in 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our revolving credit facility. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We maintained a senior credit agreement with several banks and other financial institutions that consisted of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured senior credit facility to improve operating flexibility and to take advantage of favorable market conditions. The March 2007 credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate (LIBOR) applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The March 2007 credit agreement extends the maturity of the credit facility to March 2012 from July 2009. Fees and expenses of $1.0 million were paid related to this new agreement. There were aggregate borrowings outstanding under the March 2007 agreement of $260.0 million at September 30, 2007. Borrowings under the March 2007 agreement bear interest at variable rates, which was a weighted average of 5.85% at September 30, 2007.

Borrowings under our senior credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our senior credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined. We believe that as of September 30, 2007, we were, and currently are, in compliance with all of our debt covenants.

In July 2007, we repaid our variable-rate foreign bank loans with excess operating cash. In September 2007, we redeemed the $11.0 million tax-exempt variable interest industrial revenue bonds. A nominal fee was paid related to this redemption.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of September 30, 2007, we were, and currently are, in compliance with all of our senior notes covenants.

The non-current portion of our long-term debt amounted to $679.7 million at September 30, 2007, compared to $681.9 million at December 31, 2006. In addition, at September 30, 2007, we had the ability to borrow an additional $545.7 million under our various credit arrangements.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	4Q 2007	2008	2009	2010	2011	2012	There-after
Long-term debt obligations	$3,465	$14,356	$4,617	$4,866	$5,128	$303,521	$344,545
Capital lease obligation	1,581	3,298	3,490	3,692	3,905	2,036	—
Expected interest payments on long-term debt obligations*	10,329	35,731	32,546	29,336	26,102	18,460	34,245
Operating lease obligations (rental)	2,828	8,883	5,819	4,974	3,729	2,921	20,804
Take or pay / throughput agreements	59,588	157,303	26,279	10,287	8,113	4,994	16,972
Letters of credit and guarantees	4,312	27,555	24,988	5,256	1,240	—	—
Capital projects	20,339	2,426	1,413	1,413	1,060	—	—
Facility divestiture obligation	3,693	2,462	—	—	—	—	—
Additional investment commitment payments	57	75	21	20	—	—	—

Total	$106,192	$252,089	$99,173	$59,844	$49,277	$331,932	$416,566

*	These amounts are based on a weighted-average interest rate of 5.9% for the senior credit facility, 5.6% for variable rate long-term debt obligations and capital lease, and 5.1% interest rate for the senior notes for 2007. The weighted average rate for years 2008 and thereafter is 5.8% for the senior credit facility, 5.7% for the variable rate long-term debt obligations and capital lease, and 5.1% for the senior notes.

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

As previously mentioned, we implemented FIN 48 effective January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $94.6 million at January 1, 2007 and September 30, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets, deferred charges and noncurrent deferred income taxes” totaled $39.0 million and $43.9 million at January 1, 2007 and September 30, 2007, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

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

We had outstanding variable interest rate borrowings at September 30, 2007 of $298.1 million, bearing an average interest rate of 5.82%. A hypothetical 10% change (approximately 60 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.7 million. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At September 30, 2007, there were losses of approximately $1.6 million ($1.0 million after income taxes) in accumulated other comprehensive income (loss) that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2007, there were no natural gas hedge contracts outstanding and no natural gas contracts were purchased in the three-month period ended September 30, 2007. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
July 1, 2007 to July 31, 2007	—	—	—	5,472,102
August 1, 2007 to August 31, 2007	—	—	—	5,472,102
September 1, 2007 to September 30, 2007	102,000	$41.77	102,000	5,370,102

Total	102,000	$41.77	102,000	5,370,102

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: November 6, 2007	By:	/S/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)