Form 10-K
period 2007-12-31
ALBEMARLE CORP
filed 2008-02-29
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of February 20, 2008: 91,407,676.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3.1 billion based on the reported last sale price of common stock on June 29, 2007, the last business day of the registrant’s most recently completed second quarter. In determining this figure, an aggregate of approximately 15.3 million shares of Common Stock treated as beneficially owned by Floyd D. Gottwald, Jr., William M. Gottwald, John D. Gottwald and James T. Gottwald and members of their families have been excluded and treated as shares held by affiliates.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2007

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.

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

We and our joint ventures currently operate 46 facilities, including production, research and development facilities, and administrative and sales offices in North and South America, Europe, Australia and Asia. We serve more than 3,400 customers in over 100 countries. For information regarding our joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 43.

Business Segments

Our operations are managed and reported as three operating segments: Polymer Additives, Catalysts and Fine Chemicals.

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 22, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 43.

Polymer Additives

Our Polymer Additives segment consists of two product categories: flame retardants and stabilizers and curatives.

Flame Retardants. Our flame retardants help materials in a wide variety of finished products meet fire-safety requirements. Some of the products that benefit from our flame retardants include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, foam insulation, foam seating in furniture, and automobiles and textiles. We compete in all of the major flame retardant markets: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex® and Pyro-Chek®; our mineral-based flame retardants include products such as Martinal® and Magnifin®; and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

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

Sales of polymer additives are growing rapidly in Asia due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States, or U.S., and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the United States, Europe and the Middle East. In addition, we have two joint venture manufacturing sites in China, Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

A number of customers of our Polymer Additives segment manufacture products for cyclical industries, including the consumer electronics, building and construction, and automotive industries. As a result, demand from our customers in such industries is also cyclical.

Competition

Our Polymer Additives segment serves the following markets: the United States, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and maintenance of a good safety record, however, have also been important factors to compete effectively in the Polymer Additives marketplace.

Competition also arises from the substitution of different polymers and resin systems in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which has caused us to expand our product portfolio to include bromine, phosphorus and mineral chemistries that are common in over 80% of end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We have begun to offer our basic products from lower cost sources, and have pursued new blending technology to produce better, more easily processed forms of antioxidant blends.

We are a market leader in the brominated flame retardant business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd. Industrial Products division, or Israel Chemicals. We are also a market leader in the phosphorus-based flame retardant business and in the mineral-based flame retardants business. Our most significant competitor in the phosphorus-based flame retardant business is Israel Chemicals. Almatis, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH are our most significant competitors in the mineral-based flame retardants business. We are a market leader in the plastic additives business and our most significant competitors are Ciba Specialty Chemicals, Chemtura Corporation and Songwon of Korea.

Raw Materials and Significant Supply Contracts

The major raw materials we use in our Polymer Additives operations are bromine, bisphenol-A phenol, benzene, caustic soda, phosphorus oxychloride, aluminum trihydrate, polystyrene, isobutylene, and phosphorous derivatives, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.

The bromine we use in our Polymer Additives segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited, or JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves.

We entered into a range of phosphorus derivative supply agreements with Rhodia S.A. as part of the acquisition of the Rhodia polyurethane flame retardants business.

Catalysts

Our Catalysts segment includes refinery catalysts and polyolefin catalysts product categories.

Refinery Catalysts. Our two main refinery catalysts product lines are hydroprocessing, or HPC, catalysts and fluidized catalytic cracking, or FCC, catalysts and additives.

Albemarle Corporation and Subsidiaries

HPC catalysts are primarily used to reduce the quantity of sulfur and other impurities in petroleum products as well as to convert heavy feedstock into lighter, more valuable products. FCC catalysts assist in the cracking of petroleum streams into derivative, higher-value products such as fuels and petrochemical feedstock. Our FCC additives can be used to remove sulfur in gasoline and to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units, to increase liquefied petroleum gas olefins yield and to boost octane in gasoline. We offer more than 90 different HPC catalysts products and more than 70 different FCC catalysts and additives products to our customers.

Polyolefin Catalysts. We manufacture aluminum- and magnesium-alkyls, which are used as co-catalysts in the production of polyolefins, elastomers, alpha olefins, such as hexene, octene and decene, and organotin heat stabilizers and in the preparation of organic intermediates. We also produce metallocene/single-site catalysts, which aid in the development and production of new polymers that increase impact strength, clarity and melt characteristics of plastic films. We are continuing to build on our organometallics base and to expand the portfolio of products and capabilities we offer our customers.

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

Competition

Our Catalysts segment serves the following markets: the United States, Latin America, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record, however, have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.

In the Catalysts segment, HPC and FCC catalysts competition is primarily from major catalysts companies. We are a market leader in the HPC and FCC catalysts markets and our major competitors in the HPC catalysts market are Criterion Catalysts and Technologies and W.R. Grace & Co./Advanced Refining Technologies. Our major competitors in the FCC catalysts market are W.R. Grace & Co. and BASF. Some of the major catalysts companies have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Axens NV, Basell Service Company B.V., Chemtura Corporation, Tosoh Corporation, Univation Technologies LLC, and W.R. Grace & Co.

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility. For example, molybdenum prices increased more than four-fold in 2004 to an average of $16.66/lb and increased to $32.20/lb in 2005, decreased to $24.95/lb in 2006, and then increased to $30.30/lb in 2007. Our profitability may be reduced if we are unable to pass along such price increases to our customers.

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

Albemarle Corporation and Subsidiaries

Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemical products and performance chemicals for the pharmaceutical and agricultural uses described below, our fine chemistry services business offers custom manufacturing, research and chemical scale-up services for companies. We believe that these services position us to support customers in developing their new products, such as new drugs.

Our most significant pharmaceutical bulk active is ibuprofen. Ibuprofen is widely used to provide temporary pain relief and fever reduction. Bulk ibuprofen is formulated by pharmaceutical companies that sell in both the prescription and over-the-counter markets. This product competes against other painkillers, including aspirin and acetaminophen. We are one of the largest global producers of ibuprofen. We also produce a range of intermediates used in the manufacture of a variety of over-the-counter and prescription drugs.

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

We will continue to sell methyl bromide in our current markets throughout 2008, as current regulations allow, with reduced critical-use allowances compared to 2007. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the United States, Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency, or EPA, the United States submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

Customers

The Fine Chemicals segment manufactures more than 100 products, which are used in a variety of end-markets. Sales of products and services are mostly to chemical manufacturers and processors, including pharmaceutical, agricultural, drilling and oil services, water treatment and photographic companies, and to other specialty chemical companies.

Pricing for many of our fine chemicals is based upon negotiation with customers. The critical factors that affect prices are the level of technology differentiation we provide, the maturity of the product and the level of assistance required to bring a new product through a customer’s developmental process.

Competition

Our Fine Chemicals segment serves the following markets: the United States, Asia, Europe, and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record, however, have also been important factors to compete effectively in the Fine Chemicals marketplace.

We are a market leader in the bromine-based products groups and primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals. We are a leading producer of pharmaceutical bulk actives (i.e. ibuprofen and propofol) and we primarily compete with a few major Western competitors, such as BASF Corporation, AstraZeneca PLC, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian and Indian sources. We are seeking to differentiate ourselves from our competitors by developing new innovative products, offering cost reductions and enhancing the services that we offer.

Raw Materials

The major raw materials we use in our Fine Chemicals operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

The bromine that we use in our Fine Chemicals segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves.

Albemarle Corporation and Subsidiaries

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

Research and Development

We believe that in order to generate revenue growth, maintain our margins, and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Through research and development, we continue to seek increased margins by introducing value added products and proprietary processes and innovative green chemistry technologies. Our green chemistry efforts focus on the development of safe products that benefit society and are gentler to the environment. Among our green chemistry objectives are elimination of waste, efficient use of raw materials and energy, avoidance of toxic reagents and solvents, and implementation of safe, environmentally friendly manufacturing processes. Green chemistry is encouraged with our researchers through periodic focus group discussions and special rewards and recognition for outstanding new green developments.

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

Catalysts research is focused on the needs of both our refinery catalysts customers and our polyolefin catalysts customers. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the polyolefin area, we are focused primarily on developing catalysts, co-catalysts and finished catalysts systems to polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers.

The primary focus of our Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry.

Our total research and development spending was $76.9 million, $58.0 million and $53.0 million in 2007, 2006 and 2005, respectively. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” we have recognized research and development expenses of $62.7 million, $46.3 million and $41.7 million in 2007, 2006 and 2005, respectively.

Intellectual Property

Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2007, we owned approximately 1,600 active U.S. and foreign patents and had over 1,600 pending U.S. and foreign patent applications. In July 2007, we acquired controlling interests in our two joint ventures, Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. There is one active patent and nine pending patent applications held jointly by the two joint ventures. In connection with our July 2004 acquisition of the Akzo Nobel refinery catalysts business, we obtained 50% interests in three joint ventures, each of which has its own intellectual property portfolio. In addition, we have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act, or OSHA. We also are subject to similar state laws and regulations, and foreign laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees. We maintain an active health, safety and environmental program. We finished 2007 with an occupational injury and illness rate of 0.55.

Our business and our customers also may be subject to significant new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals, or REACH. REACH will impose obligations on European

Albemarle Corporation and Subsidiaries

Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern—such as Carcinogenic, Mutagenic and Reprotoxic (CMRs); Persistent, Bioaccumulative and Toxic (PBTs); very Persistent, very Bioaccumulative (vPvB); and endocrine disruptors—will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. REACH came into effect in 2007 with the highest priority chemicals to be reviewed in approximately three years. The regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union will require us to incur significant additional compliance costs, including the hiring of additional employees to coordinate the additional reporting requirements, and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH which could also result in a decrease in their demand.

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

We record accruals for environmental and asset retirement obligation matters in accordance with the guidelines of the AICPA Statement of Position 96-1, “Environmental Remediation Liabilities” and SFAS No. 143 “Accounting for Asset Retirement Obligations,” respectively, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Future developments and increasingly stringent environmental laws and regulations could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40.

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

On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Our ownership interests in these Polymer Additives business segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.4 million payable in cash due primarily within one year. Additional consideration of up to a total of approximately $7.3 million cumulatively for the two joint ventures will be payable between the first and second anniversary of the closing date if the joint ventures meet certain specified performance criteria subsequent to the acquisition date.

On September 30, 2006, we acquired the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM), a business group of Royal DSM NV, for approximately $26.0 million.

Albemarle Corporation and Subsidiaries

Employees

As of December 31, 2007, we had 4,130 employees of whom 2,230, or 54%, are employed in the United States; 1,310, or 32%, are employed in Europe; and 590, or 14%, are employed in Asia. Approximately 20% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters—Industrial Trades Division; and

•

Pasadena, Texas—United Steel Workers (USW); Sheet Metal Workers International Association; United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry; and International Brotherhood of Electrical Workers.

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 10 years. Bargaining agreements expire at our Pasadena, Texas location in 2008, at our Baton Rouge, Louisiana location in 2009 and at our Orangeburg, South Carolina site in 2010.

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

Stock Split

On February 7, 2007, the Company’s Board of Directors approved a two-for-one stock split in the form of a share distribution. The Company distributed approximately 47.8 million shares of common stock on March 1, 2007, to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split.

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

Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation and Corporate Governance and Social Responsibility Committees are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801, or by calling (225) 388-7402.

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

Albemarle Corporation and Subsidiaries

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

Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to three years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units and may vary materially by quarter. In addition, the timing and profitability of HPC catalysts sales can have a significant impact on revenue and profit in any one quarter. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on climate and other environmental conditions, which may prevent farming for extended periods. In addition, crop pricing and when farms alternate from one crop to another crop in a particular year, can also alter sales of agrichemicals.

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

Albemarle Corporation and Subsidiaries

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have approximately 30 facilities located outside the United States, including facilities and offices located in Austria, Australia, Belgium, Brazil, France, Germany, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Russia, Saudi Arabia, Singapore, United Arab Emirates and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

Albemarle Corporation and Subsidiaries

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

If we violate environmental, health and safety laws or regulations, in addition to being required to correct such violations, we can be held liable in administrative, civil or criminal proceedings for substantial fines and other sanctions could be imposed that could disrupt or limit our operations. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. Such liabilities can be difficult to identify and the extent of any such liabilities can be difficult to predict. We use, and in the past have used, hazardous substances at many of our facilities, and we have in the past, and may in the future, be subject to claims relating to exposure to hazardous materials and the associated liabilities may be material. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. Some of our facilities also have lengthy histories of manufacturing or other activities that have resulted in site contamination. We have also given contractual indemnities for environmental conditions relating to facilities we no longer own or operate. The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under these laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. Additional information may arise in the future concerning the

Albemarle Corporation and Subsidiaries

nature or extent of our liability with respect to identified sites, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters.

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

The only brominated flame retardant that we currently sell that has been banned for specified applications to date is decabromodiphenyl ether, which was banned for limited applications in the states of Washington and Maine as described above. Sweden banned the use of decabromodiphenyl ether for use in non-electronic applications as of January 1, 2007, but the European Commission is challenging this action. In 2007, less than 2% of our net sales were derived from decabromodiphenyl ether. Neither the Maine nor the Swedish legislation will have an adverse effect on our sales or profitability. However, additional government regulations, including limitations or bans on the use of brominated flame retardants, would likely result in a decline in our net sales of brominated flame retardants and have an adverse effect on our sales and profitability. In addition, the threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment could lead to a negative reaction in our markets that could reduce or eliminate our markets for these products, which could have an adverse effect on our sales and profitability.

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

Albemarle Corporation and Subsidiaries

We will need a significant amount of cash to service our indebtedness and our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on an average interest rate of 4.27% at February 15, 2008 and outstanding borrowings at that date of $885.5 million, our annual interest expense would be approximately $37.8 million. A hypothetical 10% change (approximately 40 basis points) in the variable interest rates applicable to a portion of such borrowings would change our annualized interest expense by approximately $1.8 million. Our business may not generate sufficient cash flow from operations to service our debt obligations, particularly if currently anticipated cost savings and operating improvements are not realized on schedule or at all. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

Conditions in the global credit markets have been volatile in recent months. Continued volatility and more stringent credit standards could impact our ability to refinance our obligations on commercially reasonable terms and could result in a material adverse effect on our business or financial condition. While current conditions in the global credit markets have affected some borrowers’ ability to raise additional capital or to refinance existing obligations, to date, the volatility in the global credit markets has had limited impact on us. We exchanged and extended the maturity of our senior credit agreement in early 2007, before the current volatility manifested. As a result, currently, we do not have any significant obligation maturity before 2012, when our March 2007 credit agreement matures. Existing availability under existing committed credit facilities are expected to be sufficient for our working capital and capital expenditure needs.

Restrictive covenants in our debt instruments may adversely affect our business.

Our March 2007 credit agreement and the indenture governing the senior notes contain restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in our March 2007 credit agreement, the indenture governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38.

A downgrading of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.

Borrowings under our March 2007 credit agreement bear interest at floating rates. The rates are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services or S&P and Moody’s Investors Services, or Moody’s. S&P has rated our senior unsecured long-term debt as BBB and Moody’s has rated our senior unsecured long-term debt as Baa2. S&P and/or Moody’s may, in the future, downgrade our ratings. The downgrading of our ratings or an increase in benchmark interest rates would result in an increase of our interest expense on borrowings under our March 2007 credit agreement. In addition, the downgrading of our ratings could adversely affect our future ability to obtain funding or materially increase the cost of any additional funding.

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

As of December 31, 2007, we had 4,130 employees. Approximately 20% of our 2,230 U.S. employees are unionized. Our collective bargaining agreements expire in 2008, 2009 and 2010. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Albemarle Corporation and Subsidiaries

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

We have several defined benefit pension plans around the world, including in the United States, the Netherlands, Germany, Belgium, France, and Japan, covering most of our employees. The U.S. plans represent approximately 92% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

During 2007, we made no contributions to our U.S. qualified defined benefit pension plans. Our U.S. qualified defined benefit pension plans in aggregate were approximately 132% funded on an Internal Revenue Service, or IRS, funding basis as of December 31, 2007 and, as a result, there are no required cash contributions to the plans in 2008 nor do we anticipate making discretionary contributions to the plans during 2008. However, the actual amount of contributions could vary depending on factors such as asset returns, then-current interest rates, and legislative changes. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the U.S. and throughout the world. As an American Chemistry Council member company, we have completed vulnerability assessments of our U.S. manufacturing locations and met the requirements of this industry standard. We have a corporate security standard and audit our facilities for compliance. Recent investments have been made to upgrade site security. However, federal legislation is under consideration that could impose new site security requirements, specifically on chemical manufacturing facilities, which may increase our overhead expenses.

New federal regulations have already been adopted to increase the security of the transportation of hazardous chemicals in the U.S. We believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. We ship and receive materials that are classified as hazardous. Bans on movement of hazardous materials through cities like Washington, D.C. could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment to produce hazardous raw materials and change where and what products we manufacture.

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

Albemarle Corporation and Subsidiaries

Item 2.	Properties.

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained and effectively used and are adequate to operate our business. During 2007, the Company’s manufacturing plants operated at approximately 75% capacity in the aggregate.

Set forth below is information at December 31, 2007 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned by Shanghai Jinhai Albemarle Fine Chemicals Company Limited, a joint venture with Ningbo Jinhai Investment Company Limited in which we own a 75% interest

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned; on leased land

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Mobile, Alabama	Production of tin stabilizers	Owned by Arkema Group LLC who operates the plant for Stannica LLC, a joint venture in which we own a 60% interest and Arkema Group LLC owns a 40% interest

Nanjing, China	Technology center, product repackaging and planned flame retardant production	Owned

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned by Ningbo Jinhai Albemarle Chemical and Industry Company Limited, a joint venture with Ningbo Jinhai Investment Company Limited in which we own a 75% interest

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Port-de-Bouc, France	Production of flame retardants and fine chemicals	Owned

Richmond, Virginia	Principal executive offices	Leased

Safi, Jordan	Production of bromine and derivatives and flame retardants	Leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

South Haven, Michigan	Production of custom fine chemicals including pharmaceutical actives	Owned

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters	Owned; on leased land

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities	Owned

Item 3.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation, or NOV, from the EPA regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the results of operations or the financial position of the Company.

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

NONE

Albemarle Corporation and Subsidiaries

Executive Officers of the Registrant.

The names, ages and biographies of all executive officers and other certain officers of Albemarle as of February 27, 2008 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (April 30, 2008).

Name	Age	Position
William M. Gottwald	60	Chairman of the Board of Directors

Mark C. Rohr	56	President and Chief Executive Officer

John M. Steitz	49	Executive Vice President and Chief Operating Officer

Richard J. Diemer, Jr.	49	Senior Vice President and Chief Financial Officer

Luther C. Kissam, IV	43	Senior Vice President, Law and Manufacturing, and Secretary

John G. Dabkowski	59	Vice President, Business Development

Ronald R. Gardner	56	Vice President, Fine Chemicals

Jack P. Harsh	55	Vice President, Human Resources

John J. Nicols	43	Vice President, Catalysts

Anthony S. Parnell	48	Vice President, Global Sales, Service and Operations Planning

Luc Van Muylem	55	Vice President, Polymer Additives

Geoffrey C. Stanford	40	Corporate Controller

C. Kevin Wilson	46	Treasurer

William M. Gottwald was elected Chairman of our Board of Directors on March 28, 2001, having previously served as Vice President, Corporate Strategy of our company since 1996. Dr. Gottwald joined our company in 1996 after being associated with Ethyl Corporation (provider of value-added manufacturing and supply solutions to the chemical industry and subsidiary of NewMarket Corporation) for 15 years in several assignments, including Senior Vice President and President of Whitby, Inc., an Ethyl subsidiary. Dr. Gottwald has been a member of our Board of Directors since 1999. He is also a director of Tredegar Corporation.

Mark C. Rohr was elected President and Chief Executive Officer of our company effective October 1, 2002. Mr. Rohr served as President and Chief Operating Officer of our company from January 1, 2000 through September 30, 2002. Previously, Mr. Rohr served as Executive Vice President, Operations of our company from March 22, 1999 through December 31, 1999. Before joining our company, Mr. Rohr served as Senior Vice President, Specialty Chemicals of Occidental Chemical Corporation (chemical manufacturer with interests in basic chemicals, vinyls, petrochemicals and specialty products and subsidiary of Occidental Petroleum Corporation). Mr. Rohr currently serves on the Board of Directors of Celanese Inc.

John M. Steitz was appointed to Executive Vice President and Chief Operating Officer of our company effective April 11, 2007. Mr. Steitz served as Senior Vice President, Business Operations since January 1, 2004 and as Vice President, Business Operations from October 2002 until January 2004. From July 2000 until October 2002, Mr. Steitz served as Vice President, Fine Chemicals on a global basis. Before joining our company, he was Vice President and General Manager, Pharmaceutical Chemicals of Mallinckrodt, Incorporated (global provider of specialty healthcare products in the areas of diagnostic imaging, respiratory care and pain relief, and business unit of Tyco Healthcare) for 22 years.

Richard J. Diemer, Jr. joined our company on August 15, 2005, and was elected Senior Vice President and Chief Financial Officer effective September 1, 2005. Before joining our company, he served as the Senior Portfolio Manager, Equities at Honeywell International Inc. (provider of aerospace products and services, control technologies for buildings, home and industry, automotive products, turbochargers and specialty materials) since December 2004. Prior to that, he was Vice President, Equity Research from March 2002 to December 2004 and Chief Financial Officer of Honeywell Specialty Materials (subsidiary of Honeywell International, Inc.) from July 2000 to March 2002.

Albemarle Corporation and Subsidiaries

Luther C. Kissam, IV was appointed Senior Vice President, Law and Manufacturing, and Secretary effective January 8, 2008. Mr. Kissam joined our company in September 2003 and served as Vice President, General Counsel and Secretary from that time until December 16, 2005 when he was promoted to Senior Vice President, General Counsel and Secretary. Before joining our company, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

John G. Dabkowski joined our company in June 1973 and was named Vice President, Business Development effective April 11, 2007. Mr. Dabkowski served as Vice President, Polymer Additives since September 2004 and as Vice President, Polymer Chemicals from September 1997 until September 2004. Previously, he served as Vice President and General Manager of Specialty Chemicals from March 1994 until September 1997.

Ronald R. Gardner was elected Vice President, Fine Chemicals effective January 1, 2007. Mr. Gardner served as a Divisional Vice President, Performance Chemicals since 2002, and was Business Director, Bromine and Derivatives including Jordan Bromine start up and integration since 2001. Previously, he worked in research and development, manufacturing, international distribution, project management, and international business management (including a five-year assignment in Europe) since joining our company in May 1973.

Jack P. Harsh was elected Vice President, Human Resources of our company effective December 1, 1998. Mr. Harsh joined our company effective November 16, 1998, from Union Carbide Corporation (producer of chemicals and polymers and subsidiary of The Dow Chemical Company), where he directed human resources for the solvents, intermediates and monomers business and supply-chain planning organization.

John J. Nicols joined our company in February 1990 and served as Vice President, Fine Chemicals of our company from June 2002 until January 1, 2007 when he was elected Vice President, Catalysts. Previously, Mr. Nicols served as a Divisional Vice President since March 2002, and Global Business Director since February 1999.

Anthony S. Parnell was elected Vice President, Global Sales, Service and Operations Planning effective January 1, 2007. Previously, Mr. Parnell served as Vice President, Americas Sales Operations since 2002, and was Managing Director of Albemarle’s European Operations from 1996 until 2002. He previously served in various commercial leadership positions at our company and Ethyl Corporation since 1982.

Luc Van Muylem was named Vice President, Polymer Additives of our company effective April 11, 2007. Mr. Van Muylem previously served as Division Vice President, Flame Retardants and has over 30 years of industry experience.

Geoffrey C. Stanford joined our company in October 2005 and was named Corporate Controller effective January 1, 2006 and an officer effective April 11, 2007. Before joining our company, Mr. Stanford served as Corporate Controller for Global Industries, Ltd. (offshore construction company) from 1999 until 2005.

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

Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated as reported on the NYSE composite transactions reporting system and the dividends declared per share on our common stock.

	Common Stock Price Range		Dividends Declared Per Share of
	High	Low	Common Stock
2006
First Quarter	$23.23	$19.29	$0.0825
Second Quarter	25.40	21.61	0.0825
Third Quarter	28.26	22.10	0.09
Fourth Quarter	37.35	26.80	0.09

2007
First Quarter	$43.26	$34.02	$0.105
Second Quarter	44.81	36.50	0.21
Third Quarter	48.84	32.92	—	*
Fourth Quarter	48.37	38.06	0.105

*	Dividend declared in the second quarter due to the timing of our Board of Directors meetings.

There were 91,407,676 shares of common stock held by 4,065 shareholders of record as of February 20, 2008. In February 2008, we declared a dividend of $0.12 per share of common stock, payable April 1, 2008.

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
October 1, 2007 to October 31, 2007	—	—	—	5,370,102

November 1, 2007 to November 30, 2007	—	—	—	5,370,102

December 1, 2007 to December 31, 2007	1,120,000	$43.98	1,120,000	4,250,102

Total	1,120,000	$43.98	1,120,000	4,250,102

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase there under, unless the repurchase plan is earlier terminated by action of our Board of Directors.

On December 10, 2007, pursuant to a Stock Purchase Agreement, dated as of November 30, 2007, with each of Floyd D. Gottwald, Jr. and Westham Partners, L.P., we purchased an aggregate of 120,000 shares of common stock from Floyd D. Gottwald, Jr. and an aggregate of 1,000,000 shares of common stock from Westham Partners, L.P., each at a purchase price of $43.9758 per share of common stock. Conagret Corporation is the general partner of Westham Partners L.P. William M. Gottwald is the president of Conagret Corporation.

In addition, on February 8, 2008, pursuant to a Stock Purchase Agreement, dated as of February 5, 2008, with each of (i) William M. Gottwald, John D. Gottwald and James T. Gottwald as Trustees of Floyd, Jr.’s Trust, or the Trust, under the will of Floyd D. Gottwald, (ii) Floyd D. Gottwald, Jr. and (iii) Westham Partners, L.P., pursuant to which we purchased an aggregate of 3,000,000 shares of common stock from the Trust, an aggregate of 300,000 shares of common stock from Floyd D. Gottwald, Jr., and an aggregate of 700,000 shares of common stock from Westham Partners, L.P., each at a purchase price of $37.2174 per share of common stock.

On February 27, 2008, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan.

Albemarle Corporation and Subsidiaries

Item 6.	Selected Financial Data.

The information for the five years ended December 31, 2007, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

The following is a discussion and analysis of results of operations for the years ended December 31, 2007, 2006 and 2005. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 38.

Albemarle Corporation and Subsidiaries

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

Growth of our Polymer Additives segment is expected to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. Growth in our Catalysts segment is expected to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions.

2007 Highlights

•

Acquisition of controlling interests in our Chinese joint ventures. We acquired controlling interests, by increasing our ownership interests from 25% to 75%, in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. We believe these entities together make up one of the largest Chinese providers of antioxidants for the polyolefin industry.

•

Closure of our Dayton, Ohio facility. We announced the closure of our Dayton, Ohio fine chemistry facility. The operations of this cGMP (pharmaceutical-grade) pilot plant will be moved to our recently acquired, multi-scale cGMP manufacturing facility in South Haven, Michigan, to more efficiently utilize equipment and staffing at the two sites. In connection with this shutdown and planned consolidation, we recorded a charge in 2007 amounting to $4.9 million ($3.2 million after income taxes, or $0.03 per share). This plant closure and consolidation is part of our strategic focus on operating improvements in our Fine Chemicals segment.

•

Catalyst Plant Expansions. At the end of 2007, our new hydroprocessing catalysts expansion at our Bayport, Texas facility was completed and we began operations in that facility. In addition, we announced a major expansion of our polyolefin catalysts production in Baton Rouge, Louisiana, which is expected to be operational at the end of 2008.

•

Debt agreement exchange. In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured senior credit facility to improve operating flexibility and to take advantage of favorable market conditions. Our new credit agreement exchanged our previous $450.0 million five-year term loan facility and $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility and also provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders.

•	Debt rating upgrades. S&P and Moody’s awarded us upgrades to our debt rating: S&P to BBB with an outlook-stable and Moody’s to Baa2 with an outlook-stable.

•

Research and Development Spending. We increased research and development spending by approximately 35.4% compared to 2006. We expanded our investments in new catalysts to satisfy the expanding needs in both traditional and alternative fuels markets as well as to develop new polymer additives and fine chemicals products.

•

Stock Repurchase Plan. We repurchased an aggregate of 2,369,810 shares of our common stock in open-market or privately-negotiated transactions at an average price of $42.71 per share. In addition, we repurchased an additional 4,000,000 shares of our common stock in February 2008 at an average price of $37.22 per share.

•

Increased Dividends. We increased our dividend for the 13th consecutive year, ending the year at an annual dividend rate of $0.42 per share. In February 2008, we increased our quarterly dividend to $0.12 per share of common stock ($0.48 annually).

Albemarle Corporation and Subsidiaries

2008 Outlook

Polymer Additives: We expect growth of our Polymer Additives segment to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. In 2008, we expect modest volume growth while achieving pricing initiatives to offset raw material and energy costs that continue to rise.

We are increasing our presence in China as we build a foundation for expanding our business in Asia. Our technology center in Nanjing is now operational. This center provides technical support for our Polymer Additives customers in the Asia Pacific region. In addition, the construction of our phosphorous flame retardant plant in Nanjing is on schedule for a start up in the first half of 2008. We intend to produce phosphorous flame-retardants at this site to serve the rapidly growing Asia-Pacific construction and electronic markets.

New product development momentum continues in Polymer Additives. The trend in some electronic components toward halogen free flame retardants is creating numerous development opportunities with our diverse customer base. We are beginning to commercialize a new patent protected environmentally friendly form of one of our proprietary products. We also recently introduced to the market a new technical innovation in our mineral flame retardant business.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. We expect Catalysts profit growth in 2008 will come primarily from new product introductions, new markets that we penetrate, FCC pricing improvements and the continued growth in our polyolefin catalysts business.

As oil demand remains elevated, we believe refiners will process more sour crudes, which will require additional HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. The HPC catalysts expansion at our Bayport, Texas facility is now operational delivering products. This plant will add approximately 10,000 metric tons to our capacity, more than double the capacity at our Bayport site, and increase our global HPC capacity (including capacity at our joint venture Nippon Ketjen) by approximately 30%. We believe this will provide us with the capacity to meet the strong growth in demand for 2008 and 2009 that we expect in this business. We continue to believe we will need additional HPC capacity in 2009 and thereafter due to expected increased demand.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. While we believe there remains room for further margin improvement, we believe to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. In addition, we expect to continue to see incremental margin benefits in future quarters due to the FCC price increases that were announced in 2007. Our FCC business continues to be faced with high raw material costs increases related to energy, metals, imported rare earths, and transportation costs. We believe, however, that our price increases will offset increasing raw material and energy costs, but there is no guarantee that will occur.

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

Fine Chemicals: The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We expect stable growth throughout 2008. In addition to an overall focus on margin improvement, our two strategic areas of focus in Fine Chemicals have been to maximize our bromine franchise value and to continue the growth of our fine chemistry services business.

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

Corporate and Other: We are continuing our focus on reducing working capital and repaying debt in 2008. In addition, we will continue to focus on tax efficiency, however incremental income is more likely to be earned in locales with higher incremental rates. We believe our global effective tax rate may be in the range of 23.5% to 24.5%, but will vary based on the locales in which incremental income is actually earned. We have increased our quarterly dividend payout in 2008 to $0.12 per share. Under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2008 as compared to 2007. In February 2008, we repurchased 4,000,000 shares of our common stock. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

Albemarle Corporation and Subsidiaries

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

Selected Financial Data

	Year Ended December 31,			Percentage Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions, except percentages and per share amounts)
NET SALES	$2,336.2	$2,368.5	$2,107.5	(1)%	12%
Cost of goods sold	1,713.7	1,817.7	1,684.1	(6)%	8%

GROSS PROFIT	622.5	550.8	423.4	13%	30%
GROSS PROFIT MARGIN	26.6%	23.3%	20.1%

Selling, general and administrative expenses	245.0	237.8	219.7	3%	8%
Research and development expenses	62.7	46.3	41.7	35%	11%
Dayton facility closure charge	4.9	—	—	*	*
Loss on Thann facility divestiture and other special items	—	89.2	(1.9)	*	*

OPERATING PROFIT	309.9	177.5	163.9	75%	8%
OPERATING PROFIT MARGIN	13.3%	7.5%	7.8%
Interest and financing expenses	(38.3)	(44.0)	(42.0)	(13)%	5%
Other income (expenses), net	6.2	(0.1)	1.5	*	*

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	277.8	133.4	123.4	108%	8%
Income tax expense	55.1	2.2	27.6	*	*
Effective tax rate	19.8%	1.6%	22.4%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	222.7	131.2	95.8	70%	37%
Minority interests in income of consolidated subsidiaries (net of tax)	(17.6)	(13.2)	(7.4)	33%	78%
Equity in net income of unconsolidated investments (net of tax)	24.6	25.0	26.5	(2)%	(6)%

NET INCOME	$229.7	$143.0	$114.9	61%	24%

PERCENTAGE OF NET SALES	9.8%	6.0%	5.5%

Basic earnings per share	$2.41	$1.51	$1.24	60%	22%

Diluted earnings per share	$2.36	$1.47	$1.20	61%	23%

*	Calculation is not meaningful.

Comparison of 2007 to 2006

Net Sales

For 2007, we recorded net sales of $2,336.2 million, a decrease of $32.3 million, or 1%, compared to net sales of $2,368.5 for 2006. This decrease was due primarily to reduced volumes in all segments and the disposition of our Thann, France facility, partially offset by improved pricing/mix in all segments. Overall, volumes declined 10%, price/mix increased 7% and foreign currency increased 2% compared to 2006.

Polymer Additives’ net sales for 2007 decreased $15.9 million, or 2%, compared to 2006 primarily due to an 11% decline in volume, partially offset by an improvement in price/mix of 7% and an increase of 2% related to foreign currency. Catalysts’ net sales increased $55.2 million, or 7%, due mainly to an 8% improvement in price/mix and an increase of 3% related to foreign currency,

Albemarle Corporation and Subsidiaries

partially offset by a 4% decline in volume. Fine Chemicals’ net sales decreased $71.6 million, or 12%, primarily due to the disposition of our Thann, France facility in addition to reduced volumes of 8%, partially offset by improved price/mix of 4% and an increase of 2% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For 2007, our gross profit increased $71.7 million, or 13%, from 2006 to $622.5 million due to improved pricing partially offset by reduced volumes and increased manufacturing and raw material costs. Our gross profit margin for 2007 increased to 26.6% from 23.3% in 2006 due partially to the disposition of our Thann, France facility, which had historically low profit margins.

Selling, General and Administrative Expenses

For 2007, our selling, general and administrative, or SG&A, expenses increased $7.2 million, or 3%, from 2006. This increase was primarily due to an increase in salaries and other employee benefit expenses of $4.2 million and outside legal and consulting services of $2.7 million. As a percentage of net sales, SG&A expenses were 10.5% in 2007 versus 10.0% in 2006.

Research and Development Expenses

For 2007, our research and development, or R&D, expenses increased $16.4 million, or 35%, from 2006. This increase was primarily due to higher investments in new catalysts to satisfy the needs in both traditional and alternative fuels markets and in new polymer additives and fine chemicals products. As a percentage of net sales, R&D expenses were 2.7% in 2007 versus 2.0% in 2006.

Interest and Financing Expenses

Interest and financing expenses for 2007 decreased $5.7 million, or 13%, from 2006 to $38.3 million due to lower average outstanding debt levels as well as an increased amount of capitalized interest in 2007 as a result of our Bayport, Texas plant expansion.

Other Income (Expenses), Net

Other income (expenses), net for 2007 increased $6.3 million from 2006 to $6.2 million primarily due to a $3.0 million foreign exchange adjustment on foreign denominated debt of JBC, which occurred in 2006, and an increase in interest income of $1.6 million.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2007, our effective income tax rate was 19.8% compared to 1.6% for 2006. The effective tax rate in 2007 reflects a $2.1 million benefit from an enacted tax rate reduction in Germany as well as adjustments totaling $8.4 million identified in the completion of various income tax filings. We believe the adjustments did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2007. In 2007, we recorded a valuation allowance of $9.4 million, including $8.9 million relating to a capital loss carryforward that will more likely than not expire unused. The 2006 period was impacted by the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge. Excluding the Thann charge and related tax impact, the effective tax rate for 2006 was 14.8%.

Albemarle Corporation and Subsidiaries

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.4
Increase in valuation allowance	3.4	0.4
Foreign tax rate differences(a)	(12.5)	(16.6)
Impact of foreign earnings(b)	(0.9)	(8.5)
Tax rate changes (benefit) expense	(0.7)	(6.9)
Effect of minority interests in income of consolidated subsidiaries	(0.9)	(1.5)
Extraterritorial income exclusion	—	(1.4)
Depletion	(2.2)	(1.2)
Revaluation of unrecognized tax benefits/reserve requirements	1.1	2.7
Other items, net	(2.8)	(0.8)

Effective income tax rate	19.8%	1.6%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests’ share of net income was $17.6 million in 2007 compared to $13.2 million in 2006. This increase of $4.4 million is due primarily to increased earnings of JBC primarily due to improved pricing and margins. In addition, the expense in 2006 includes a benefit for the minority interest portion of the foreign exchange adjustment on foreign denominated debt of JBC. See Other Income (Expenses), Net above.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $24.6 million for 2007 compared to $25.0 million in 2006. This decrease of $0.4 million is due primarily to lower equity earnings from our Catalysts segment joint venture Nippon Ketjen as a result of decreased volumes. This decrease is partially offset by additional equity earnings in our other Catalysts segment joint ventures.

Net Income

Our net income increased 61% to $229.7 million in 2007 from $143.0 million in 2006 primarily due to improved margins and the Fine Chemicals segment Thann divestiture charge of $89.2 million ($58.4 million after income taxes) in 2006.

Segment Information Overview. We have identified three reportable segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC, JBC, Ningbo Jinhai Albemarle Chemical and Industry Company Limited, and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2007	% of net sales	2006	% of net sales	2007 vs 2006
	(In millions, except percentages)
Net sales:
Polymer Additives	$904.5	38.7%	$920.4	38.9%	(2)%
Catalysts	894.2	38.3%	839.0	35.4%	7%
Fine Chemicals	537.5	23.0%	609.1	25.7%	(12)%

Total net sales	$2,336.2	100.0%	$2,368.5	100.0%	(1)%

Segment operating profit:
Polymer Additives	$134.4	14.9%	$151.3	16.4%	(11)%
Catalysts	135.4	15.1%	103.4	12.3%	31%
Fine Chemicals(a)	95.9	17.8%	68.6	11.3%	40%

Subtotal	365.7		323.3		13%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(9.1)		(8.9)		2%
Catalysts	—		—		—%
Fine Chemicals	(9.0)		(6.4)		41%
Corporate & Other	0.5		2.1		*

Total minority interests in income of consolidated subsidiaries	(17.6)		(13.2)		33%

Equity in net income of unconsolidated investments:
Polymer Additives	5.4		5.0		8%
Catalysts	19.2		20.1		(4)%
Fine Chemicals	—		—		—%
Corporate & Other	—		(0.1)		*

Total equity in net income of unconsolidated investments	24.6		25.0		(2)%

Segment income:
Polymer Additives	130.7	14.4%	147.4	16.0%	(11)%
Catalysts	154.6	17.3%	123.5	14.7%	25%
Fine Chemicals(a)	86.9	16.2%	62.2	10.2%	40%

Total segment income	372.2		333.1		12%
Corporate & Other	(50.4)		(54.6)		(8)%
Dayton facility closure charge	(4.9)		—		*
Loss on Thann facility divestiture	—		(89.2)		*
Interest and financing expenses	(38.3)		(44.0)		(13)%
Other income (expenses), net	6.2		(0.1)		*
Income tax expense	(55.1)		(2.2)		*

Net income	$229.7		$143.0		61%

*	Calculation is not meaningful.
(a)	Excludes the Thann facility divestiture loss and the Dayton facility closure charge.

Albemarle Corporation and Subsidiaries

Polymer Additives

The Polymer Additives segment recorded net sales for 2007 of $904.5 million, down $15.9 million, or 2%, versus 2006. Net sales declined in our flame retardant portfolio primarily due to reduced volumes in our tetrabrom product line, partially offset by higher year over year pricing in certain of our proprietary products and favorable foreign exchange rates. Net sales improved in stabilizers and curatives due to the effects of improved pricing and favorable foreign exchange rates partially offset by slightly reduced volumes. Segment income decreased by 11% to $130.7 million due mainly to lower tetrabrom volumes and increased raw material and other costs, partially offset by improved pricing and favorable foreign exchange rates, for 2007 as compared to 2006.

Catalysts

Our Catalysts segment recorded net sales for 2007 of $894.2 million, up $55.2 million, or 7%, versus 2006. This increase is a result of pricing improvements in FCC refinery catalysts and polyolefin catalysts partially offset by reduced volumes in refinery catalysts. Segment income increased 25%, or $31.1 million, to $154.6 million due mainly to higher pricing and additional equity earnings in several of our Catalysts segment joint ventures, partially offset by increased raw material costs and a decrease in equity earnings from our Nippon Ketjen joint venture. In addition, Catalysts segment income for 2007 includes a $2.1 million pre-tax benefit from the elimination of an employee benefit plan.

Fine Chemicals

Fine Chemicals segment net sales for 2007 were $537.5 million, down $71.6 million, or 12%, versus 2006. This decrease was due mainly to the disposition of our Thann, France facility, a decline in our custom service products, and is partially offset by the acquisition of the South Haven, Michigan facility and improved pricing in our bromine portfolio and fine chemistry services business. Segment income for 2007 was $86.9 million, up $24.7 million, or 40%, from 2006 due mainly to increased pricing, improved plant production efficiencies and favorable foreign exchange rates.

Corporate and Other

For 2007, our Corporate and Other expenses decreased $4.2 million, or 8%, to $50.4 million from 2006. This decrease was primarily due to a reduction in certain employee benefit expenses partially offset by an increase in legal and consulting costs.

Comparison of 2006 to 2005

Net Sales

For 2006, we recorded net sales of $2,368.5 million, an increase of $261.0 million, or 12%, compared to net sales of $2,107.5 for 2005. This increase was mainly due to improved pricing and increased volume in our Polymer Additives and Catalysts segments, improved pricing in our Fine Chemicals segment and the addition of our South Haven, Michigan facility, partially offset by the effects of the divestiture of our Thann facility. Overall, prices increased 10% and volumes grew 4% compared to 2005.

Polymer Additives’ net sales were $920.4 million, up $122.6 million, or 15%, for 2006 compared to the same period in 2005 as prices rose 11% and volume grew 6%. Catalysts’ net sales were $839.0 million, up $101.4 million, or 14%, due mainly to a 9% increase in prices and a 7% increase in volume. Fine Chemicals’ net sales increased to $609.1 million, up $37.0 million, or 6%, primarily due to improved pricing of 10%; however, this increase was partially offset by reduced volumes of 2%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For 2006, our gross profit increased $127.4 million to $550.8 million, or 30%, from 2005 due to increased volume and improved pricing. These increases were partially offset by increased raw material and manufacturing. In addition, our Catalysts segment had higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas polyolefin catalysts plant. Our gross profit margin for 2006 increased to 23.3% from 20.1% in 2005.

Selling, General and Administrative Expenses

For 2006, our SG&A expenses increased $18.1 million, or 8%, from 2005. This increase was primarily due to higher SG&A costs from increased consulting fees related to the implementation of a Belgian-based European trading company of $2.5 million, and increased wages and incentive compensation of $11.3 million. As a percentage of net sales, SG&A expenses were 10.0% in 2006 versus 10.4% in 2005.

Albemarle Corporation and Subsidiaries

Research and Development Expenses

For 2006, our R&D expenses increased $4.6 million, or 11%, from 2005. As a percentage of net sales, R&D expenses were 2.0% in each of 2006 and 2005.

Interest and Financing Expenses

Interest and financing expenses for 2006 amounted to $44.0 million, an increase of $2.0 million from $42.0 million in 2005. This increase was primarily due to the consolidation of JBC effective August 1, 2005, and the impact of an additional $2.5 million on our interest and financing expenses in 2006 compared to 2005 resulting from the inclusion of the debt of JBC. The higher interest and financing expenses were also impacted by higher rates on our average outstanding debt in 2006. Interest and financing expenses for 2005 included the write-off of $1.4 million of deferred financing expenses associated with a $450 million 364-day bridge loan that we retired in January 2005.

Other Income (Expenses), Net

For 2006, our other income (expenses), net was nominal, but decreased $1.6 million from 2005. This decrease was primarily due to a foreign exchange adjustment of approximately $3.0 million on foreign denominated debt at JBC partially offset by an increase in interest income of $1.5 million.

Income Taxes

Our income taxes for 2006 were $2.2 million, a decrease of $25.4 million, or 92%, from 2005. Income taxes for 2006 benefited $22.2 million from earnings in jurisdictions with lower tax rates than the U.S. statutory rate due to designating the undistributed earnings of most of our foreign subsidiaries as permanently reinvested as of September 30, 2006, $9.2 million from the impact of tax rate changes (principally the Netherlands and various states) on our deferred tax liabilities and $8.8 million from foreign tax credits related to repatriation of high taxed earnings from foreign subsidiaries.

Income taxes for 2005 benefited $5.6 million from the repatriation of overseas earnings under the provisions of the American Jobs Creation Act of 2004, known as the Homeland Investment Act, and $6.7 million from foreign tax credits related to repatriation of high taxed earnings from foreign subsidiaries. In the fourth quarter of 2005, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, in the fourth quarter of 2005 we recorded an income tax benefit of $7.6 million associated with the revaluation of deferred tax balances related to income tax rate changes in the Netherlands. In addition, the deferred income tax account, as recorded under Accounting Principles Board, or APB, Opinion No. 23 “Accounting for Income Taxes—Special Areas,” reflects an additional expense of $5.2 million related to the proper recording and identification of earnings and profits, or E&P, adjustments in connection with acquired companies. The net impact of these two adjustments, amounting to an income tax benefit of $2.4 million, did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2005 or any prior periods presented.

Albemarle Corporation and Subsidiaries

The effective income tax rate for 2006 was 1.6% versus 22.4% in 2005. Excluding the Thann charge and related tax impact, the effective tax rate for 2006 was 14.8%. The decrease from 2005 is due primarily to management’s decision to permanently reinvest the earnings of certain foreign subsidiaries, tax rate changes, and the benefits from foreign tax credits associated with high taxed earnings from foreign operations. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2006 and 2005, respectively, are as follows:

	% of Income Before Income Taxes
	2006	2005
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.4	0.2
Increase in valuation allowance	0.4	—
Foreign tax rate differences(a)	(16.6)	(1.1)
Impact of foreign earnings(b)	(8.5)	(2.0)
Tax rate changes (benefit) expense	(6.9)	—
Effect of minority interests in income of consolidated subsidiaries	(1.5)	(2.1)
Extraterritorial income exclusion	(1.4)	(1.5)
Depletion	(1.2)	(1.6)
Adjustment of tax accounts	—	(1.9)
Revaluation of reserve requirements	2.7	—
Other items, net	(0.8)	(2.6)

Effective income tax rate	1.6%	22.4%

(a)	Includes the benefits of lower foreign tax rates on earnings which management has designated as permanent reinvestment.
(b)	Relates mainly to earnings from foreign operations not designated as permanent reinvestment.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests’ share of net income was $13.2 million in 2006 compared to $7.4 million in 2005. Our minority interests in income of consolidated subsidiaries included minority ownership charges of $7.4 million for JBC for 2006 compared to $2.0 million for 2005, as JBC was an unconsolidated investment until August 2005.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments decreased $1.5 million to $25.0 million in 2006 from $26.5 million in 2005 due to the consolidation of JBC for the full year of 2006 partially offset by an increase in the equity income of our Catalysts’ segment joint ventures of $5.3 million, which had strong sales and improved pricing. Equity income of $7.6 million for our portion of JBC’s earnings was included in 2005 prior to August 1, at which time we began accounting for JBC as a consolidated subsidiary.

Net Income

Our net income increased 24% to $143.0 million in 2006 from $114.9 million in 2005 primarily due to increased sales, improved margins, and reduced taxes partially offset by the Thann divestiture charge of $89.2 million ($58.4 million after income taxes).

Albemarle Corporation and Subsidiaries

Segment Information Overview

	Year Ended December 31,				Percentage Change
	2006	% of net sales	2005	% of net sales	2006 vs 2005
	(In millions, except percentages)
Net sales:
Polymer Additives	$920.4	38.9%	$797.8	37.9%	15%
Catalysts	839.0	35.4%	737.6	35.0%	14%
Fine Chemicals	609.1	25.7%	572.1	27.1%	6%

Total net sales	$2,368.5	100.0%	$2,107.5	100.0%	12%

Segment operating profit:
Polymer Additives(a)	$151.3	16.4%	$90.4	11.3%	67%
Catalysts(a)	103.4	12.3%	77.3	10.5%	34%
Fine Chemicals(a)	68.6	11.3%	42.9	7.5%	60%

Subtotal	323.3		210.6		54%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(8.9)		(5.9)		51%
Catalysts	—		—		—%
Fine Chemicals	(6.4)		(1.5)		327%
Corporate & Other	2.1		—		*

Total minority interests in income of consolidated subsidiaries	(13.2)		(7.4)		78%

Equity in net income of unconsolidated investments:
Polymer Additives	5.0		7.4		(32)%
Catalysts	20.1		14.8		36%
Fine Chemicals	—		4.5		*
Corporate & Other	(0.1)		(0.2)		*

Total equity in net income of unconsolidated investments	25.0		26.5		(6)%

Segment income:
Polymer Additives(a)	147.4	16.0%	91.9	11.5%	60%
Catalysts(a)	123.5	14.7%	92.1	12.5%	34%
Fine Chemicals(a)	62.2	10.2%	45.9	8.0%	36%

Total segment income	333.1		229.9		45%
Corporate & Other(a)	(54.6)		(48.8)		12%
Loss on Thann facility divestiture and other special items	(89.2)		1.9		*
Interest and financing expenses	(44.0)		(42.0)		5%
Other (expenses) income, net	(0.1)		1.5		*
Income tax expense	(2.2)		(27.6)		(92)%

Net income	$143.0		$114.9		24%

*	Calculation is not meaningful.
(a)	Excludes the Thann facility divestiture loss and other special items.

Albemarle Corporation and Subsidiaries

Polymer Additives

The Polymer Additives segment recorded net sales for 2006 of $920.4 million, up $122.6 million, or 15%, versus 2005. Our brominated, mineral and phosphorous flame retardant portfolios experienced 6% volume increases and 12% pricing improvements. Net sales improved in stabilizers and curatives as volumes increased 6% and prices improved 5%. Excluding a 2005 special item gain of $1.8 million, segment income increased 60%, or $55.5 million, to $147.4 million due mainly to improved pricing and increased volume, partially offset by increased manufacturing costs, for 2006 as compared to 2005.

Catalysts

Our Catalysts segment had net sales for 2006 of $839.0 million, up $101.4 million, or 14%, versus 2005, due mainly to a 12% pricing improvement and increased volume of 14% in refinery catalysts and 4% pricing improvement and increased volume of 12% in polyolefin catalysts. Pricing of HPC catalysts reflects certain metal costs which are largely passed through to our end customers. These pass through charges have declined as metal prices have moderated resulting in revenue reductions in 2006 versus 2005; product margins, however, have increased. Excluding 2005 special item curtailment gains of $3.8 million related to benefit plan changes, segment income increased 34%, or $31.4 million, to $123.5 million due mainly to higher pricing and increased volume offset by increased raw material cost and higher manufacturing costs associated with a planned shutdown at our Pasadena, Texas, polyolefin catalysts plant, for 2006 as compared to 2005. In addition, equity income of our Catalysts joint ventures increased $5.3 million compared to the same period last year, due to strong sales and improved pricing.

Fine Chemicals

Fine Chemicals segment net sales for 2006 were $609.1 million, up $37.0 million, or 6%, versus 2005. This increase was due mainly to pricing improvements of 13% across the bromine portfolio and higher prices and increased volume of 5% and 7% respectively, in our fine chemistry services and the addition of the South Haven, Michigan facility. Partially offsetting the revenue increase were volume reductions of 6% in our bromine portfolio and the divestiture of our Thann facility. Excluding the Thann divestiture charge of $89.2 million in 2006 and a special item charge of $1.4 million in 2005, Fine Chemicals segment income increased to $62.2 million, up $16.3 million, or 36%, for 2006 from 2005, due to improved pricing partially offset by increased manufacturing and raw material costs.

Corporate and Other

For 2006, our Corporate and Other expenses increased $5.8 million, or 12%, to $54.6 million from 2005, excluding a 2005 special item charge of $2.3 million. This increase was primarily due to higher SG&A costs for consulting fees related to the implementation of a Belgian-based European trading company, and increased wages and incentive compensation, partially offset by the minority interest portion of the foreign exchange adjustment on foreign currency denominated debt at JBC.

Summary of Critical Accounting Policies and Estimates

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be critical in the preparation of the financial statements.

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

Albemarle Corporation and Subsidiaries

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of our sales are sold free on board (FOB) shipping point or on an equivalent basis, and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving cash flows consistent with the objective of measuring fair value based on reasonable and supportive assumptions. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names are amortized over their estimated useful lives, generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10, “Goodwill and Other Intangibles” to our consolidated financial statements included in Item 8 beginning on page 43.

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” or SFAS No. 158, SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required under SFAS No. 158, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. Amounts provided for years prior to 2006 contain delayed recognition differences between actual results and expected or estimated results based on the prior guiding principle of the standards. The delayed recognition of actual results allowed for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

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

During 2007, we made changes to the assumptions related to the discount rate, the rate of compensation increase for salary related plans and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

Albemarle Corporation and Subsidiaries

In selecting the discount rate, consideration is given to fixed-income security yields, including high quality bonds (Moody’s Aa and the International Index Company, or iBoxx, AA corporate bond rates), along with a yield curve applied to the payments we expect to make out of our retirement plans. The yield curve was produced for a universe containing U.S.-issued Aa-graded corporate bonds without special features or options which could affect the duration. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2007, the weighted-average discount rate was increased for the pension plans from 5.78% to 6.39% and for the other postretirement plans from 5.81% to 6.40% to reflect market conditions as of the December 31, 2007 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2007, the weighted-average expected rate of return on pension plan assets increased from 8.06% to 8.71%. This increase resulted from the exclusion of our Netherlands pension plan in the 2007 rate of return calculation as the Netherlands defined benefit plan changed to a defined contribution plan in 2006. There was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2007 and 2006, the assumed weighted-average rate of compensation increase was 4.08% and 3.62%, respectively, for the pension plans. The assumed weighted-average rate of compensation increase was 4.25% and 3.70% for the other postretirement plans at December 31, 2007 and 2006, respectively.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2007, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased by 0.25%. For 2008, the assumed trend rate for pre-65 coverage is 8% per year, decreasing to an ultimate rate of 5.25% in the year 2011. The 2008 assumed trend rate for post-65 coverage is 9% per year, decreasing to an ultimate rate of 5.25% in the year 2012.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit obligation by $1.2 million and would increase the service and interest benefit cost components by $0.2 million. A 1% decrease in the U.S. heath care cost trend rate would decrease the benefit obligation by $0.9 million and would decrease the service and interest benefit cost components by $0.2 million.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the United States (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(53,369)	$(4,845)	$64,428	$5,355
Other postretirement benefits	(5,127)	(177)	6,119	657
Expected return on plan assets:
Pension	*	(4,476)	*	4,476
Other postretirement benefits	*	(63)	*	63
Rate of increase (decrease) in per capita cost of covered health care benefits	1,205	238	(886)	(218)

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

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryforwards. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized.

We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Interest and penalties related to income tax liabilities are included in income tax expense.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The IRS has completed a review of our income tax returns through the year 2004. In 2006, we received tax assessments from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process and anticipate a resolution in either 2008 or 2009. During 2007, we received tax assessments from the IRS for the years 2003 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution in either 2008 or 2009.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. The Company received examination notifications from four jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining tax years 2002 through 2005. Dutch tax authorities are examining tax years 2004 and 2005. Belgian tax authorities are scheduled to begin their examination of tax years 2005 and 2006 in the first quarter of 2008.

Albemarle Corporation and Subsidiaries

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $9.7 million to $37.2 million as a result of settlements with taxing authorities, closure of tax statutes and/or resolution of issues at appeals.

As of September 30, 2006, we designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result recorded a tax benefit of $1.6 million due to the reversal of previously recorded deferred tax liabilities. We will not provide for deferred income taxes on the future earnings of these subsidiaries as a result of this designation. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

As further discussed in Note 18, “Income Taxes” to our consolidated financial statements included in Item 8 beginning on page 43, we asserted that we are permanently reinvested with respect to earnings derived from our investment in JBC for all periods beginning after September 30, 2005.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment,” or SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

We adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-K to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

Albemarle Corporation and Subsidiaries

The application of SFAS No. 123R had the following effect on December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year Ended December 31, 2006
Operating profit	$12,100
Income before income taxes, minority interests and equity in net income of unconsolidated investments	$12,100
Net income	$7,784

Basic earnings per share	$0.08

Diluted earnings per share	$0.09

Net cash provided from operating activities	$(10,764)
Net cash (used in) financing activities	$10,764

The impact of SFAS No. 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006 ($1.1 million). This was more than offset by the benefit of not recording additional compensation expense during 2006 for outstanding performance unit awards which otherwise would have been required under previous accounting standards. Under those standards, performance units were required to be recorded at fair value at the end of each reporting period. In accordance with SFAS No. 123R, performance units are now based on a grant date fair value. Consequently, our stock-based compensation expense associated with outstanding performance unit awards was favorably impacted by $13.2 million during 2006 as the fair value at grant date was lower than the fair value at the end of the reporting period, or December 31, 2006.

The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share amounts):

Year Ended December 31, 2005
Stock-based compensation expense, net of taxes	as reported pro forma	$ $	5,700 6,294

Net income	as reported pro forma	$ $	114,867 114,273

Basic earnings per share on net income	as reported pro forma	$ $	1.24 1.24

Diluted earnings per share on net income	as reported pro forma	$ $	1.20 1.20

Internal Control Over Financial Reporting

Section 404 of the Sarbanes Oxley Act of 2002, or SOX 404, requires that we make an assertion as to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K filings. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, provides its assessment of our effectiveness of internal control over financial reporting. In order to make our assertion, we are required to identify material financial and operational processes, document internal controls supporting the financial reporting process and evaluate the design and effectiveness of these controls. See “Management’s Report on Internal Control Over Financial Reporting” in Item 8.

We have a dedicated SOX 404 team in-house to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business groups and corporate staff involved in the initiative and assist in the assessment of internal control over financial reporting. A Steering Committee, comprised of personnel from Finance and Alliance Services, is in place to set uniform guiding principles and policies, review the progress of the compliance activities and direct the efforts of the SOX 404 Team. Status updates are provided to our Audit Committee of our Board of Directors on an ongoing basis. We also retain an accounting firm other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

Our SOX 404 effort involves many of our employees around the world, including participation by our business areas and our Alliance Services group. We view our ongoing evaluation of our internal control over financial reporting as more than a regulatory exercise—it is an opportunity to continually assess our financial control environment and make us even stronger.

Albemarle Corporation and Subsidiaries

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing and equity issuances.

We expect business activity levels to continue to increase in 2008. The increase in business activity may cause our working capital needs to increase. We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our March 2007 credit agreement, which is discussed below, to be sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance decreased by $18.9 million to $130.6 million at December 31, 2007 from $149.5 million at December 31, 2006. For 2007, our operations provided $242.5 million of cash compared to $376.3 million in 2006. This decrease of $133.8 million is primarily due to an increase in inventory, partially offset by collections of value added tax, or VAT, receivables in our European trading company. Cash flows from operating activities funded investing activities of $132.9 million, which consisted principally of capital expenditures for plant machinery and equipment improvements and acquisition of additional interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Remaining cash provided from operating activities together with proceeds from borrowings of $107.9 million and the proceeds from stock option exercises of $21.9 million, funded long-term debt repayments of $133.5 million, purchases of our common stock of $101.2 million and quarterly dividends to shareholders of $40.0 million.

Net current assets increased $172.6 million to $650.5 million at December 31, 2007 from $477.9 million at December 31, 2006. The increase in net current assets was due primarily to an increase in inventory and trade accounts receivable, a decrease in income taxes payable and current portion of long-term debt, partially offset by a decrease in cash.

Cash and cash equivalents at December 31, 2006 were $149.5 million, up $90.9 million from $58.6 million at year-end 2005. For 2006, cash flows provided from operating activities of $376.3 million, together with $134.3 million of proceeds from borrowings and $21.4 million of proceeds from the exercise of stock options, were used to cover operating activities, repay debt of $239.3 million, fund capital expenditures totaling $99.8 million, purchases of our common stock of $31.8 million, pay quarterly dividends to shareholders of $31.6 million, acquire the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products of $26.0 million, fund investments amounting to $4.6 million, pay dividends to minority interests of $6.8 million, and increase cash and cash equivalents by $90.9 million.

Capital expenditures in 2007 of $98.7 million were used to expand capacities at existing facilities and were comparable to 2006 expenditures of $99.8 million. We expect our capital expenditures to be at comparable levels in 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We maintained a senior credit agreement with several banks and other financial institutions that consisted of a $300.0 million revolving credit facility and a $450.0 million five-year term loan facility. In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured senior credit facility, which we refer to as the March 2007 credit agreement, to improve operating flexibility and to take advantage of favorable market conditions. The March 2007 credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. The March 2007 credit agreement extends the maturity of the credit facility to March 2012 from July 2009. Fees and expenses of $1.0 million were paid related to this new agreement. There were aggregate borrowings outstanding under the March 2007 credit agreement of $265.0 million at December 31, 2007. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 5.35% at December 31, 2007.

Albemarle Corporation and Subsidiaries

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined. We believe that as of December 31, 2007, we were, and currently are, in compliance with all of our debt covenants.

In 2007, we repaid a majority of our variable-rate foreign bank loans with excess operating cash and also redeemed the $11.0 million tax-exempt variable interest industrial revenue bonds. A nominal fee was paid related to the bond redemption.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of December 31, 2007, we were, and currently are, in compliance with all of our senior notes covenants.

The non-current portion of our long-term debt amounted to $707.3 million at December 31, 2007, compared to $681.9 million at December 31, 2006. In addition, at December 31, 2007, we had the ability to borrow an additional $404.4 million under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $59.0 million at December 31, 2007. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations	$13,273	$5,986	$4,868	$5,129	$333,324	$344,663
Capital lease obligation	3,354	3,548	3,753	3,970	2,070	—
Expected interest payments on long-term debt obligations*	31,312	28,479	26,282	24,124	18,278	34,241
Operating lease obligations (rental)	10,087	6,827	5,490	3,855	3,005	20,806
Take or pay / throughput agreements**	255,281	49,106	10,525	8,567	5,001	16,975
Letters of credit and guarantees	30,995	15,481	8,877	1,251	—	2,414
Capital projects	23,393	1,767	1,427	1,165	368	—
Facility divestiture obligation	2,538	—	—	—	—	—
Additional investment commitment payments	91	21	20	—	—	—

Total	$370,324	$111,215	$61,242	$48,061	$362,046	$419,099

Albemarle Corporation and Subsidiaries

*	These amounts are based on a weighted-average interest rate of 3.7% for the March 2007 credit agreement, 4.8% for variable rate long-term debt obligations and capital lease, and 5.1% for the senior notes for 2008. The weighted average rate for years 2009 and thereafter is 3.5% for the March 2007 credit agreement, 4.6% for the variable rate long-term debt obligations and capital lease, and 5.1% for the senior notes.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $107.2 million at January 1, 2007 and December 31, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $39.0 million and $50.0 million at January 1, 2007 and December 31, 2007, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our March 2007 credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, and make dividend payments for the foreseeable future. For flexibility, we maintain a shelf registration statement that permits us to issue from time to time a range of securities, including common stock, preferred stock and senior and subordinated debt of up to $220.0 million. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

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

Our environmental and safety operating costs charged to expense were $36.7 million, $35.8 million and $30.6 million in 2007, 2006 and 2005, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2007 totaled approximately $23.1 million, down $6.5 million from $29.6 million at December 31, 2006.

We believe that any sum we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. See also Item 3. Legal Proceedings on page 18.

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $10.6 million, $5.7 million and $9.5 million in 2007, 2006 and 2005, respectively. For each of the next few years, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and working towards sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Albemarle Corporation and Subsidiaries

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to partially defer the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities for one year and to remove certain leasing transactions from the scope of SFAS No. 157. The adoption of SFAS No. 157 is not expected to have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, or the Fair Value Option. Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we were to elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008; however, we are not electing to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS No. 141R. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance SFAS No 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the manner in which we account for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods presented. We have not yet determined what impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the FASB ratified the consensuses of Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. The objective of EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We have not yet determined what impact the adoption of EITF 07-1 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary currencies for which we have foreign currency exchange rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling and the U.S. Dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of risk management activities to minimize the impact on earnings of future periods.

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

Albemarle Corporation and Subsidiaries

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

Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of $0.05 million at December 31, 2007. At December 31, 2006, no such contracts were outstanding. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2007, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies would result in an increase of $0.5 million in the fair value of our foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies would result in a decrease of $0.6 million in the fair value of our foreign currency exchange hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2007, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage the worldwide exposure of our interest rate risks and foreign exchange exposure through our regular operations and financing activities. We had outstanding variable interest rate borrowings of $327.9 million and $333.0 million at December 31, 2007 and 2006, respectively. These borrowings bore average interest rates of 5.35% and 5.54% at December 31, 2007 and 2006, respectively. A hypothetical 10% change (approximately 50 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.8 million as of December 31, 2007. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables, and other unpredictable factors. Historically, we have not used futures, options and swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements to provide long-term protection against changes in metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts. These contracts do not have a significant impact on results of operations.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At December 31, 2007, there were losses of approximately $1.5 million ($1.0 million after income taxes) in accumulated other comprehensive income (loss) that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2007 and 2006, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

Albemarle Corporation and Subsidiaries

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with management’s and our directors’ authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ MARK C. ROHR	/s/ RICHARD J. DIEMER, JR.
Mark C. Rohr	Richard J. Diemer, Jr.
President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
February 27, 2008	February 27, 2008

Albemarle Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Albemarle Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14, “Stock-based Compensation Expense,” Note 17, “Pension Plans and Other Postretirement Benefits,” and Note 18, “Income Taxes” to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006, defined benefit pension and other postretirement plans in 2006, and uncertain tax positions in 2007, respectively.

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

/S/ PricewaterhouseCoopers LLP
Richmond, Virginia February 27, 2008

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)

December 31	2007	2006
Assets
Current assets:
Cash and cash equivalents	$130,551	$149,499
Trade accounts receivable, less allowance for doubtful accounts (2007—$847; 2006—$1,419)	370,676	333,708
Other accounts receivable	54,686	66,345
Inventories:
Finished goods	348,274	282,634
Raw materials	73,581	51,680
Stores, supplies and other	50,971	43,988

	472,826	378,302
Deferred income taxes and prepaid expenses	24,699	33,000

Total current assets	1,053,438	960,854

Property, plant and equipment, at cost	2,314,509	2,169,433
Less accumulated depreciation and amortization	1,275,966	1,188,858

Net property, plant and equipment	1,038,543	980,575

Prepaid pension assets	67,273	39,361
Investments	128,170	111,633
Other assets	101,487	34,894
Goodwill	270,185	251,100
Other intangibles, net of amortization	171,354	151,951

Total assets	$2,830,450	$2,530,368

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$198,817	$202,488
Current portion of long-term debt	16,627	50,731
Accrued expenses	155,365	159,822
Dividends payable	8,177	8,133
Income taxes payable	23,931	61,775

Total current liabilities	402,917	482,949

Long-term debt	707,311	681,859
Postretirement benefits	43,159	59,324
Pension benefits	57,139	54,446
Other noncurrent liabilities	234,530	122,824
Deferred income taxes	107,089	100,868
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares) issued and outstanding—94,734 in 2007 and 94,860 in 2006	947	949
Additional paid-in capital	154,451	199,045
Accumulated other comprehensive income (loss)	99,885	(10,058)
Retained earnings	1,023,022	838,162

Total shareholders’ equity	1,278,305	1,028,098

Total liabilities and shareholders’ equity	$2,830,450	$2,530,368

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per share Amounts)

Year Ended December 31	2007	2006	2005
Net sales	$2,336,187	$2,368,506	$2,107,499
Cost of goods sold	1,713,696	1,817,692	1,684,101

Gross profit	622,491	550,814	423,398

Selling, general and administrative expenses	244,969	237,856	219,725
Research and development expenses	62,691	46,299	41,675
Dayton facility closure charge	4,944	—	—
Loss on Thann facility divestiture and other special items	—	89,175	(1,898)

Operating profit	309,887	177,484	163,896
Interest and financing expenses	(38,332)	(43,964)	(41,971)
Other income (expenses), net	6,264	(134)	1,513

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	277,819	133,386	123,438
Income tax expense	55,078	2,192	27,593

Income before minority interests and equity in net income of unconsolidated investments	222,741	131,194	95,845
Minority interests in income of consolidated subsidiaries (net of tax)	(17,632)	(13,258)	(7,469)
Equity in net income of unconsolidated investments (net of tax)	24,581	25,033	26,491

Net income	$229,690	$142,969	$114,867

Basic earnings per share	$2.41	$1.51	$1.24

Diluted earnings per share	$2.36	$1.47	$1.20

Weighted-average common shares outstanding – basic	95,254	94,624	92,696

Weighted-average common shares outstanding – diluted	97,216	97,136	95,495

Cash dividends declared per share of common stock	$0.42	$0.345	$0.31

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
Balance at January 1, 2005	83,796,402	$838	$22,420	$46,203	$641,914	$711,375

Comprehensive income:
Net income for 2005					114,867	114,867
Foreign currency translation (net of deferred tax of $17,915)				(31,376)		(31,376)
Change in realized loss on treasury lock agreements (net of deferred tax of $532)				(932)		(932)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $72)				127		127
Minimum pension liability (net of deferred tax of $1,304)				(2,304)		(2,304)
Change in unrealized gain on marketable equity securities (net of deferred tax of $23)				42		42
Change in unrealized gain on hedging derivatives (net of deferred tax of $164)				287		287

Total comprehensive income						80,711
Cash dividends declared for 2005					(28,907)	(28,907)
Change in compensation payable in common stock			8,689			8,689
Issuance of common stock, net	9,146,000	91	147,771			147,862
Exercise of stock options	497,382	5	6,341			6,346
Tax benefit from exercise of stock options			3,134			3,134
Issuance of restricted stock	59,408	1	1,064			1,065

Balance at December 31, 2005	93,499,192	$935	$189,419	$12,047	$727,874	$930,275

Comprehensive income:
Net income for 2006					142,969	142,969
Foreign currency translation (net of deferred tax of $2,876)				71,780		71,780
Amortization of realized loss on treasury lock agreements (net of deferred tax of $90)				126		126
Minimum pension liability (net of deferred tax of $498)				825		825
Change in unrealized gain on marketable equity securities (net of deferred tax of $16)				32		32

Total comprehensive income						215,732
Adjustment to initially apply SFAS No. 158 (net of deferred tax of $52,953)				(94,868)		(94,868)
Reclassification of unearned compensation upon adoption of SFAS No. 123R effective January 1, 2006			(1,298)			(1,298)
Cash dividends declared for 2006					(32,681)	(32,681)
Stock-based compensation			15,486			15,486
Exercise of stock options	1,959,972	20	21,375			21,395
Shares purchased and retired	(1,130,890)	(11)	(31,826)			(31,837)
Tax benefit related to stock plans			10,848			10,848
Issuance of common stock, net	761,100	7	(6)			1
Shares withheld for taxes associated with common stock issuances	(228,918)	(2)	(4,953)			(4,955)

Balance at December 31, 2006	94,860,456	$949	$199,045	$(10,058)	$838,162	$1,028,098

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amounts
Balance at December 31, 2006	94,860,456	$949	$199,045	$(10,058)	$838,162	$1,028,098
Cumulative effect of a change in accounting principle(1)					(4,755)	(4,755)

Balance at January 1, 2007, as adjusted	94,860,456	949	199,045	(10,058)	833,407	1,023,343
Comprehensive income:
Net income for 2007					229,690	229,690
Foreign currency translation (net of deferred tax of $2,475)				80,811		80,811
Amortization of realized loss on treasury lock agreements (net of deferred tax of $76)				141		141
Change in unrealized gain on marketable equity securities (net of deferred tax of $12)				21		21
Reclassification adjustment for realized gain on sale of securities included in net income (net of deferred tax of $113)				(203)		(203)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $2,733)				4,673		4,673
Net prior service benefit arising during period (net of deferred tax of $4,492)				8,128		8,128
Net benefit plan gain arising during period (net of deferred tax of $8,828)				16,372		16,372

Total comprehensive income						339,633
Cash dividends declared for 2007					(40,075)	(40,075)
Stock-based compensation			17,821			17,821
Exercise of stock options	1,878,346	19	21,930			21,949
Shares purchased and retired	(2,369,810)	(24)	(101,185)			(101,209)
Tax benefit related to stock plans			20,659			20,659
Issuance of common stock, net	468,500	4	(1)			3
Shares withheld for taxes associated with common stock issuances	(103,772)	(1)	(3,818)			(3,819)

Balance at December 31, 2007	94,733,720	$947	$154,451	$99,885	$1,023,022	$1,278,305

(1)	See Note 18, “Income Taxes” for discussion of adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Year Ended December 31	2007	2006	2005
Cash and cash equivalents at beginning of year	$149,499	$58,570	$46,390

Cash flows from operating activities:
Net income	229,690	142,969	114,867
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	106,855	112,950	117,435
Loss on Thann facility divestiture	—	89,175	—
Dayton facility closure charge	4,944	—	—
Stock-based compensation expense	18,110	15,838	9,012
Excess tax benefits realized from stock-based compensation arrangements	(20,659)	(10,764)	—
Benefit plan curtailment gains	—	—	(8,829)
Postretirement plan elimination gain	(2,107)	—	—
Minority interests in income of consolidated subsidiaries	17,632	13,258	7,469
Equity in net income of unconsolidated investments	(24,581)	(25,033)	(26,491)
Dividends received from unconsolidated investments and nonmarketable securities	12,017	13,630	16,225
Net change in pension and postretirement assets and liabilities	3,480	4,486	6,089
Net change in noncurrent environmental liabilities	(7,206)	217	(5,513)
Withholding taxes paid on stock-based compensation award distributions	(3,819)	(4,955)	—
Deferred income taxes	(9,128)	(60,856)	10,185
Change in assets and liabilities, net of effects of acquisitions, the Thann facility divestiture and the consolidation of Jordan Bromine Company Limited:
Decrease (increase) in accounts receivable	11,232	(18,256)	(57,411)
(Increase) decrease in inventories	(70,636)	38,626	(73,022)
(Increase) decrease in prepaid expenses	(3,314)	(9,078)	6,932
(Decrease) increase in accounts payable	(12,585)	(17,557)	59,118
(Decrease) increase in accrued expenses and income taxes	(3,660)	74,454	607
Other, net	(3,723)	17,190	(7,811)

Net cash provided from operating activities	242,542	376,294	168,862

Cash flows from investing activities:
Capital expenditures	(98,740)	(99,847)	(70,080)
Acquisitions, net of $3,880 cash acquired in 2007	(17,929)	(25,970)	(7,473)
Cash transferred and payments related to the Thann facility divestiture	(11,652)	(14,727)	—
Investments in unconsolidated investments and other corporate investments	(125)	(264)	(3,088)
Investments in marketable securities	(4,898)	(4,312)	(521)
Proceeds from sale of marketable securities, liquidation and sale of unconsolidated investments and sale of nonmarketable security	414	—	3,135

Net cash used in investing activities	(132,930)	(145,120)	(78,027)

Cash flows from financing activities:
Repayments of long-term debt	(133,506)	(239,257)	(708,158)
Proceeds from borrowings	107,949	134,287	192,013
Dividends paid to shareholders	(40,031)	(31,582)	(26,447)
Purchases of common stock	(101,209)	(31,837)	—
Proceeds from exercise of stock options	21,949	21,395	6,346
Excess tax benefits realized from stock-based compensation arrangements	20,659	10,764	—
Dividends paid to minority interests	(14,328)	(6,796)	(3,400)
Debt financing costs	(1,153)	(499)	(2,306)
Proceeds from issuance of common stock	—	—	147,862
Proceeds from issuance of senior notes	—	—	324,665
Net receipt on treasury lock agreements	—	—	196

Net cash used in financing activities	(139,670)	(143,525)	(69,229)

Net effect of foreign exchange on cash and cash equivalents	11,110	3,280	(9,426)

(Decrease) increase in cash and cash equivalents	(18,948)	90,929	12,180

Cash and cash equivalents at end of year	$130,551	$149,499	$58,570

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies:

Basis of Consolidation

The consolidated financial statements include the accounts and operations of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the company” mean Albemarle Corporation and our consolidated subsidiaries. We apply the equity method of accounting for investments in which we have an ownership interest from 20% to 50% or where we exercise significant influence over the related investee’s operations. All significant intercompany accounts and transactions are eliminated in consolidation. Minority shareholders’ interests in consolidated subsidiaries are included in “other noncurrent liabilities” in the consolidated balance sheets and “minority interests in income of consolidated subsidiaries” in the consolidated statements of income.

Stock Split

On February 7, 2007, the Company’s Board of Directors approved a two-for-one stock split in the form of a share distribution. The Company distributed approximately 47.8 million shares of common stock on March 1, 2007, to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split.

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of our sales are sold free on board (FOB) shipping point or on an equivalent basis and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

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

Estimates, Assumptions and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are primarily stated at lower of cost or market with cost determined on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis (25% and 24% of total inventories at December 31, 2007 and 2006, respectively).

Property, Plant and Equipment

Accounts include costs of assets constructed, purchased or leased under a capital lease, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. Expenditures for yearly planned major maintenance are deferred and amortized over 12 months. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal Engineering Group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project, and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.

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

Research and Development Expenses

Our research and development expenses related to present and future products are expensed currently as incurred. Our United States, or U.S., facilities in Michigan, Pennsylvania, South Carolina, Texas, and Louisiana and our global facilities in the Netherlands, Germany, Belgium, and China form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving cash flows consistent with the objective of measuring fair value based on reasonable and supportive assumptions. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names are amortized over their estimated useful lives, generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10, “Goodwill and Other Intangibles.”

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of certain requirements of FASB Statements No. 87, 106 and 132 (R),” or SFAS No. 158, SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 87, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required under SFAS No. 158, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. Amounts provided for years prior to 2006, contain delayed recognition differences between actual results and expected or estimated results based on the prior guiding principle of the standards. The delayed recognition of actual results allowed for the recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plans. The primary assumptions are as follows:

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

During 2007, we made changes to the assumptions related to the discount rate, the rate of compensation increase for salary related plans and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to fixed-income security yields, including high quality bonds (Moody’s Aa and the International Index Company, or iBoxx, AA corporate bond rates), along with a yield curve applied to the payments we expect to make out of our retirement plans. The yield curve was produced for a universe containing U.S.-issued Aa-graded corporate bonds without special features or options which could affect the duration. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2007, the weighted-average discount rate was increased for the pension plans from 5.78% to 6.39% and for the other postretirement plans from 5.81% to 6.40% to reflect market conditions as of the December 31, 2007 measurement date.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2007, the weighted-average expected rate of return on pension plan assets increased from 8.06% to 8.71%. This increase resulted from the exclusion of our Netherlands pension plan in the 2007 rate of return calculation as the Netherlands defined benefit plan changed to a defined contribution plan in 2006. There was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2007 and 2006, the assumed weighted-average rate of compensation increase was 4.08% and 3.62%, respectively, for the pension plans. The assumed weighted-average rate of compensation increase was 4.25% and 3.70% for the other postretirement plans at December 31, 2007 and 2006, respectively.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2007, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased by 0.25%. For 2008, the assumed trend rate for pre-65 coverage is 8% per year, decreasing to an ultimate rate of 5.25% in the year 2011. The 2008 assumed trend rate for post-65 coverage is 9% per year, decreasing to an ultimate rate of 5.25% in the year 2012.

The postretirement medical benefits provided to employees in the Netherlands who retire after August 2009 includes an assumed increase in benefits of 1.5% per year. However, we elected that effective January 1, 2007 the Netherlands postretirement medical benefits would lapse. Therefore, this plan was settled in January 2007 and we have no future liabilities under this plan.

Employee Savings Plan

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement, which included such participation.

This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contribution to the 401(k) plan amounted to $8.6 million, $7.4 million and $6.9 million in 2007, 2006 and 2005, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan. The pension contributions in the defined contribution plan are made in cash and are equal to 5%, 6% or 7% of the participant’s base pay depending on years of service. We amended our defined contribution plan effective January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. In 2007, 2006 and 2005, these contributions amounted to $3.0 million, $1.9 million and $1.4 million, respectively.

In respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.6 million, $0.5 million and $0.5 million for each of the years 2007, 2006 and 2005, respectively. In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. We paid approximately $7.9 million and $5.4 million in 2007 and 2006, respectively, in annual premiums and related costs pertaining to this plan.

Deferred Compensation Plan

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was set up to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with Emerging Issues Task Force, or EITF, Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” or EITF 97-14. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R “Share-Based Payment,” or SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

We adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-K to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” or SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” or SFAS No. 148. Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

The application of SFAS No. 123R had the following effect on December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year Ended December 31, 2006
Operating profit	$12,100
Income before income taxes, minority interests and equity in net income of unconsolidated investments	$12,100
Net income	$7,784

Basic earnings per share	$0.08

Diluted earnings per share	$0.09

Net cash provided from operating activities	$(10,764)
Net cash (used in) financing activities	$10,764

The impact of SFAS No. 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006 ($1.1 million). This was more than offset by the benefit of not recording additional compensation expense during 2006 for outstanding performance unit awards which otherwise would have been required under previous accounting standards. Under those standards, performance units were required to be recorded at fair value at the end of each reporting period. In accordance with SFAS No. 123R, performance units are now based on a grant date fair value. Consequently, our stock-based compensation expense associated with outstanding performance unit awards was favorably impacted by $13.2 million during 2006 as the fair value at grant date was lower than the fair value at the end of the reporting period, or December 31, 2006.

The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share amounts):

Year Ended December 31, 2005
Stock-based compensation expense, net of taxes	as reported pro forma	$ $	5,700 6,294

Net income	as reported pro forma	$ $	114,867 114,273

Basic earnings per share on net income	as reported pro forma	$ $	1.24 1.24

Diluted earnings per share on net income	as reported pro forma	$ $	1.20 1.20

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryforwards. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we believe it is more likely that not that the net deferred tax assets will be realized.

We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Interest and penalties related to income tax liabilities are included in income tax expense.

As of September 30, 2006, we designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result recorded a tax benefit of $1.6 million due to the reversal of previously recorded deferred tax liabilities. We will not provide for deferred income taxes on the future earnings of these subsidiaries as a result of this designation. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

As further discussed in Note 18, “Income Taxes,” we have asserted that we are permanently reinvested with respect to earnings derived from our investment in Jordan Bromine Company Limited, or JBC, for all periods beginning after September 30, 2005.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised principally of foreign currency translation adjustments, and net transition asset, net prior service benefit and net benefit plan loss for our defined benefit plans in accordance with SFAS No. 158.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of shareholders’ equity. Operational transaction adjustments are included in cost of goods sold. Non-operational transaction adjustments are included in other income (expenses), net. Foreign currency transaction adjustments resulted in net gains (losses) of $5.1 million, ($3.2) million and ($2.1) million in 2007, 2006 and 2005, respectively.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007, we had outstanding forward currency contracts hedging Japanese Yen receivables with notional values totaling $5.4 million. At December 31, 2006, there were no outstanding forward currency exchange contracts. At December 31, 2005, we had outstanding forward currency contracts hedging Japanese Yen receivables with notional values totaling $5.1 million. For the years ended December 31, 2007, 2006 and 2005, we recognized gains (losses) of $0.6 million, $0.2 million and ($0.3) million, respectively, in income before income taxes, minority interests, and equity in net income of unconsolidated investments on our exchange contracts.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At December 31, 2007 and 2006, there were unrealized losses of approximately $1.5 million ($1.0 million after income taxes) and $1.8 million ($1.1 million after income taxes), respectively, in accumulated other comprehensive income (loss).

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2007 and 2006, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations for any of the periods presented.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to partially defer the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities for one year and to remove certain leasing transactions from the scope of SFAS No. 157. The adoption of SFAS No. 157 is not expected to have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, or the Fair Value Option. Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we were to elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008; however, we are not electing to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS No. 141R. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance SFAS No 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the manner in which we account for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods presented. We have not yet determined what impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the FASB ratified the consensuses of EITF Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. The objective of EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We have not yet determined what impact the adoption of EITF 07-1 will have on our consolidated financial statements.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows (in thousands):

	2007	2006	2005
Cash paid during the year for:
Income taxes (net of refunds of $2,750 in 2007 and $20,772 in 2006)	$40,312	$13,094	$32,060
Interest (net of capitalization)	32,837	41,603	32,156

Supplemental non-cash disclosures due to the adoption of FIN 48 effective January 1, 2007:
Decrease in income taxes payable	$(35,606)	$—	$—
Decrease in deferred income taxes	(7,875)	—	—
Increase in other noncurrent liabilities	48,236	—	—
Decrease in retained earnings	(4,755)	—	—

Supplemental non-cash disclosures due to the divestiture of the Thann, France facility effective August 31, 2006:
Decrease in current assets (principally accounts receivable and inventory)	$—	$(52,639)	$—
Decrease in property, plant and equipment	—	(179,574)	—
Decrease in accumulated depreciation	—	(143,112)	—
Decrease in other noncurrent assets (principally goodwill)	—	(12,061)	—
Decrease in current liabilities (principally accounts payable)	—	(12,253)	—
Decrease in other noncurrent liabilities (principally deferred income taxes)	—	(11,239)	—
Decrease in accumulated other comprehensive income (loss)	—	(3,222)	—

Supplemental non-cash disclosures due to the adoption of SFAS No. 158 effective December 31, 2006:
Increase in current deferred income tax assets	$—	$3,064	$—
Decrease in prepaid pension assets	—	(141,727)	—
Increase in current liabilities	—	9,329	—
Decrease in noncurrent pension benefits liabilities	—	(3,235)	—
Decrease in noncurrent deferred income tax liabilities	—	(49,889)	—
Decrease in accumulated other comprehensive income (loss)	—	(94,868)	—

Supplemental non-cash disclosures due to the consolidation of JBC effective August 1, 2005:
Increase in current assets	$—	$—	$19,214
Increase in property, plant and equipment	—	—	121,235
Increase in accumulated depreciation	—	—	8,143
Decrease in other assets	—	—	(6,000)
Decrease in investments	—	—	(33,713)
Decrease in current liabilities	—	—	(22,894)
Increase in long-term debt, including the assumption of a capital lease of $19,214	—	—	84,222
Increase in other noncurrent liabilities (minority interest)	—	—	31,103

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	2007	2006	2005
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$229,690	$142,969	$114,867

Denominator:
Average number of shares of common stock outstanding	95,254	94,624	92,696

Basic earnings per share	$2.41	$1.51	$1.24

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$229,690	$142,969	$114,867

Denominator:
Average number of shares of common stock outstanding	95,254	94,624	92,696
Incremental shares under stock compensation plans	1,962	2,512	2,799

Total shares	97,216	97,136	95,495

Diluted earnings per share	$2.36	$1.47	$1.20

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed proceeds under treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). This policy decision was made on January 1, 2006 upon adoption of SFAS No. 123R. At December 31, 2007, 2006 and 2005, all common stock equivalents are included in the computation of diluted earnings per share as no common stock equivalents had an antidilutive impact on the calculation.

On January 20, 2005, we completed the concurrent public offerings of 8,976,840 shares of our common stock (of which an aggregate of 976,840 shares were sold by a member of the family of F.D. Gottwald, Jr. and certain affiliates of the family), and $325.0 million of 5.10% senior notes due 2015. We did not receive any proceeds from the sale of these shares by the selling shareholders. Our portion of the common stock offering sale, after the inclusion of 1,146,000 over-allotment shares requested and sold by our underwriters, which was completed on January 28, 2005, totaled 9,146,000 shares. The shares of common stock were offered and sold at a public offering price of $17.00 per share and the senior notes were offered and sold at a public offering price of 99.897% of par. We used the net proceeds from both offerings to repay the $450.0 million 364-day bridge loan that we incurred in connection with our acquisition of the refinery catalysts business in 2004.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following (in thousands):

	2007	2006
Value added tax/consumption tax	$24,495	$52,902
Collateralized note receivable from sale of land and future services	11,000	—
Other	19,191	13,443

Total	$54,686	$66,345

NOTE 5—Inventories:

Approximately 25% and 24% of our inventories are valued using the last-in, first-out, or LIFO, method as of December 31, 2007 and 2006, respectively. A portion of our domestic inventories stated on the LIFO basis amounted to $119.4 million and $92.3 million at December 31, 2007 and 2006, respectively, which are below replacement cost by approximately $51.6 million and $49.7 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Deferred Income Taxes and Prepaid Expenses:

Deferred income taxes and prepaid expenses consist of the following (in thousands):

	2007	2006
Prepaid expenses	$15,839	$11,532
Deferred income taxes—current	8,860	21,468

Total	$24,699	$33,000

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following (in thousands):

	Useful Lives (Years)	2007	2006
Land	—	$51,496	$53,965
Land improvements	5 –30	51,400	49,222
Buildings	10 – 45	186,697	167,412
Machinery and equipment	3 – 19	1,464,532	1,388,677
Machinery and equipment (major plant components)	20 – 45	428,329	346,460
Property, plant and equipment under capital lease(a)	19 – 50	24,652	24,652
Long-term mineral rights and production equipment costs	7 – 60	58,552	58,065
Construction in progress	—	48,851	80,980

Total		$2,314,509	$2,169,433

(a)	Assets under capital lease are primarily machinery and equipment with useful lives ranging from 19 to 25 years. A building with a cost of $1.3 million has a useful life of 50 years.

The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated, generally by the straight-line method. Depreciation expense amounted to $93.0 million, $98.9 million and $103.5 million at December 31, 2007, 2006 and 2005, respectively. Interest capitalized on significant capital projects in 2007, 2006 and 2005 was $4.5 million, $1.2 million and $1.2 million, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2007, 2006 and 2005 was $1.7 million, $1.0 million and $1.1 million, respectively.

As of December 31, 2007 and 2006, accumulated amortization for assets under the capital lease was $5.6 million and $4.4 million, respectively.

NOTE 8—Investments:

Investments include joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2007 and 2006 (in thousands).

	2007	2006
Joint ventures	$110,449	$98,229
Nonmarketable securities	2,999	3,195
Marketable equity securities	14,722	10,209

Total	$128,170	$111,633

At December 31, 2007 and 2006, the amount at which our investments in joint ventures are carried exceeded our amount of underlying equity in net assets by approximately $16.8 million and $14.4 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership position in significant joint ventures for the following bromine and derivatives specialty chemical and refinery catalysts businesses is shown below:

		2007	2006	2005
*	Jordan Bromine Company Limited – a consolidated joint venture with Arab Potash Company Limited that produces bromine derivatives and flame retardants	50% (a)	50% (a)	50% (a)
*	Ningbo Jinhai Albemarle Chemical and Industry Company Limited – a consolidated joint venture with Ningbo Jinhai Investment Company Limited that produces polymer antioxidants	75% (b)	25%	25%
*	Shanghai Jinhai Albemarle Fine Chemicals Company Limited – a consolidated joint venture with Ningbo Jinhai Investment Company Limited that produces polymer antioxidants	75% (b)	25%	25% (c)
*	Nippon Aluminum Alkyls – a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. – a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited – a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. – a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. – a joint venture with Petrobras Quimica S.A.–PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%

Our investment in the significant unconsolidated joint ventures above amounted to $108.3 million and $96.3 million for the years ended December 31, 2007 and 2006, respectively and the amount included in “equity in net income of unconsolidated investments” in the consolidated statements of income totaled $24.0 million, $24.7 million and $26.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	2007	2006
Summary of Balance Sheet Information at December 31:(b)
Current assets	$206,175	$187,059
Other assets	182,072	185,800

Total assets	$388,247	$372,859

Current liabilities	$144,198	$136,271
Noncurrent liabilities	66,022	74,274

Total liabilities	$210,220	$210,545

	2007	2006	2005
Summary of Consolidated Statements of Income Information at December 31:(a)(b)(c)
Net sales	$406,850	$407,596	$387,515
Gross profit	144,705	157,929	132,743
Income before income taxes	70,009	80,004	65,550
Net income	47,935	54,199	47,428

(a)

Effective August 1, 2005, we began consolidating our 50% ownership interest in JBC. We previously accounted for this investment on the equity basis. However, as a result of August 2005 amendments to the related joint venture agreement, our management concluded that consolidation accounting for this investment was appropriate under GAAP.

(b)

Effective July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. As a result, our management concluded that consolidation accounting for this investment was appropriate under GAAP. We previously accounted for this investment on the equity basis.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)

The consolidated statement of income information for investment in Shanghai Jinhai Albemarle Fine Chemicals Company Limited includes seven months for the year ended December 31, 2005, based upon a June 2005 joint venture agreement.

We have evaluated each of the unconsolidated joint ventures pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51,” and none qualify for consolidation. Dividends received from our joint ventures were $11.8 million, $13.5 million and $16.2 million in 2007, 2006 and 2005, respectively.

Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with EITF 97-14. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statement of income. As of December 31, 2007 and 2006, these marketable securities amounted to $14.7 million and $9.8 million, respectively.

NOTE 9—Other Assets:

Other assets consist of the following (in thousands):

	2007	2006
Income tax receivable(a)	$50,685	$—
Deferred income taxes—noncurrent	26,938	13,474
Other	23,864	21,420

Total	$101,487	$34,894

(a)	See Note 18, “Income Taxes” for discussion of FIN 48 adoption.

NOTE 10—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents, and other intangibles.

	Balances at Beginning of Year	Changes		Foreign Exchange Impact	Balances at December 31, 2007
Changes in goodwill by operating segment (in thousands):
Polymer Additives	$24,578	$4,622	(a)	$472	$29,672
Catalysts	218,471	(6,643	) (b)	20,541	232,369
Fine Chemicals	8,051	—		93	8,144

Total	$251,100	$(2,021)		$21,106	$270,185

(a)

The increase in goodwill in the Polymer Additives segment relates to the preliminary allocation of the purchase price of controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)	The decrease in goodwill in the Catalysts segment is associated with the 2004 acquisition of the Akzo Nobel refinery catalysts business and the settlement of a pre-acquisition income tax liability.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets at December 31, 2007 and 2006 (in thousands):

	2007
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$86,366	$(11,837)	$7,741	$82,270
Trade names(a)	5 – 35	42,359	(6,995)	6,565	41,929
Patents	8 – 19	40,682	(15,909)	2,513	27,286
Manufacturing contracts and supply/service agreements	8 – 12	12,503	(7,387)	891	6,007
Land use rights	37 – 50	5,861	(58)	149	5,952
Military specification approvals	35	4,345	(610)	—	3,735
Noncompete agreements	3 – 12	3,539	(2,047)	705	2,197
Licenses	5 – 20	146	(100)	3	49
Other	3 – 20	3,432	(1,839)	336	1,929

Total		$199,233	$(46,782)	$18,903	$171,354

	2006
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$71,914	$(8,268)	$4,892	$68,538
Patents	5 – 19	41,144	(14,261)	1,674	28,557
Trade names(a)	5 – 30	37,964	(5,306)	5,155	37,813
Manufacturing contracts and supply/service agreements	8 – 12	12,503	(5,932)	822	7,393
Licenses	3 – 20	4,524	(2,969)	(604)	951
Military specification approvals	35	4,345	(486)	—	3,859
Noncompete agreements	7 – 10	3,137	(1,582)	665	2,220
Other	3 – 20	3,432	(1,160)	348	2,620

Total		$178,963	$(39,964)	$12,952	$151,951

(a)	Trade names include a gross carrying amount of $9.2 million for an indefinite lived intangible asset.

In conjunction with the acquisition of controlling interests in our two antioxidant joint ventures in China (see also Note 21, “Acquisitions”), the preliminary purchase price allocation included amortizable intangible assets of $25.4 million. These amortizable intangible assets included customer lists of $14.5 million, trade names of $4.4 million, land use rights of $4.1 million, and patents of $2.4 million. In addition, several intangible assets became fully amortized during the year 2007 and as a result, have been written off and are excluded from the table above representing intangible asset balances as of December 31, 2007.

Amortization of other intangibles amounted to $13.9 million, $14.1 million and $13.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2008	$13,845
2009	13,303
2010	13,115
2011	11,910
2012	9,839

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	2007	2006
Employee benefits, payroll and related taxes	$56,618	$61,845
Taxes other than income taxes and payroll taxes	15,721	22,956
Acquisition payments(a)	15,400	—
Other	67,626	75,021

Total	$155,365	$159,822

(a)	See Note 21, “Acquisitions” for discussion of the 2007 acquisition of controlling interests in our two antioxidant joint ventures in China.

NOTE 12—Long-Term Debt:

Long-term debt consists of the following (in thousands):

	2007	2006
Variable-rate domestic bank loans	$308,825	$220,772
Senior notes	324,764	324,730
Fixed rate foreign borrowings	53,804	55,203
Capital lease obligation	16,695	18,870
Variable-rate foreign bank loans	19,092	101,201
Industrial revenue bonds	—	11,000
Miscellaneous	758	814

Total	723,938	732,590
Less amounts due within one year	16,627	50,731

Total long-term debt	$707,311	$681,859

Maturities of long-term debt are as follows: 2008—$16.6 million; 2009—$9.5 million; 2010—$8.6 million; 2011—$9.1 million; 2012—$335.4 million and 2013 through 2017—$344.7 million.

In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured senior credit facility, which we refer to as the March 2007 credit agreement, to improve operating flexibility and to take advantage of favorable market conditions. The March 2007 credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility (no borrowings outstanding at December 31, 2006) for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies (0.35% as of December 31, 2007). The March 2007 credit agreement extended the maturity of the credit facility to March 2012 from July 2009. We paid fees and expenses of $1.0 million related to this new agreement.

Borrowings under the domestic portion of the March 2007 credit agreement of $265.0 million bore a variable rate of 5.35% at December 31, 2007. There were no foreign borrowings outstanding under the March 2007 credit agreement at December 31, 2007. The average interest rate on borrowings during 2007 was 5.66%.

Borrowings under the previous $300.0 million revolving credit facility and the five-year term loan facility bore interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable rate (0.75% as of December 31, 2006). The five-year term loan facility had average interest rates during 2007 and 2006 of 6.10% and 5.61%, respectively. Borrowings under the domestic and foreign portion of the five-year term loan facility bore a variable interest rate of 6.10% and 4.48%, respectively, at December 31, 2006.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our $325.0 million aggregate principal amount of senior notes bear an interest rate of 5.10%, which is payable semi-annually on February 1 and August 1 of each year, which began August 1, 2005. The notes mature on February 1, 2015.

We have additional agreements with domestic financial institutions that provide immediate, uncommitted credit lines, on a short-term basis at the individual financial institutions’ money market rate, up to a maximum of $60.0 million. At December 31, 2007, there were outstanding borrowings of $43.8 million. There were no borrowings outstanding under these agreements at December 31, 2006. The average interest rate on borrowings during 2007 was 5.72%.

We have an agreement with a foreign bank that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $50.0 million U.S. Dollar equivalent at the individual financial institution’s money market rate. At December 31, 2007 and 2006, there were outstanding borrowings of $19.1 million and $3.9 million, respectively, under this agreement. The average interest rates on transactions under this agreement for the years ended December 31, 2007 and 2006 were 5.82% and 3.73%, respectively. Year-end interest rates for the same periods were 5.34% and 4.18%, respectively.

One of our foreign subsidiaries has existing agreements with foreign banks, which provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 5.0 billion Japanese Yen ($43.8 million at December 31, 2007 based on applicable exchange rates) at the individual banks’ money market rates. At December 31, 2007, there were no outstanding borrowings under this agreement. At December 31, 2006, borrowings under this agreement were 0.9 billion Japanese Yen ($7.6 million based on applicable exchange rates). The average interest rates on borrowings under this agreement for the year ended December 31, 2006 were 0.98%. The year-end interest rate for the same period was 1.14%.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $26.9 million at the individual institutions’ money market rate. We have guaranteed these agreements. At December 31, 2007 and 2006, there were no borrowings under these agreements.

We have the ability to refinance our borrowings under credit lines with borrowings from the prior revolving credit facility or the March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2007 and 2006. In addition, at December 31, 2007, we had the ability to borrow an additional $404.4 million under our March 2007 credit agreement.

We had a Loan Agreement with Columbia County, Arkansas, which issued $11.0 million in Tax-Exempt Solid Waste Disposal Revenue Bonds, or Tax-Exempt Bonds, for the purpose of financing various solid waste disposal facilities at our Magnolia, Arkansas South Plant. The Tax-Exempt Bonds were collateralized by a transferable irrevocable direct-pay letter of credit and bore interest at a variable rate that approximated 65% of the federal funds rate. The average interest rates were 3.71% and 3.47% in 2007 and 2006, respectively. At December 31, 2006, the year-end interest rate was 3.97%. The Tax-Exempt Bonds were to mature on March 1, 2021; however, in September 2007, we redeemed the tax-exempt bonds. A nominal fee was paid related to this redemption.

Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $60.2 million and $67.8 million at December 31, 2007 and 2006, respectively, and consists of (1) foreign plant-related construction borrowings amounting to $37.5 million and $41.6 million at December 31, 2007 and 2006, respectively, which bore interest at rates ranging from 4.28% to 7.12% at December 31, 2007 and 2006, with principal and interest payable in 19 semiannual installments through April 2015 and (2) a capitalized lease obligation related to certain plant equipment amounting to $16.7 million and $18.9 million at December 31, 2007 and 2006, respectively, with semiannual payments of 1.4 million Islamic Dinars ($2.2 million at December 31, 2007 based on applicable exchange rates), including interest calculated at 5.50%, through July 2012. Additionally, at December 31, 2006, the JBC debt also included unsecured short-term debt totaling $1.3 million. At December 31, 2007 and 2006, the JBC debt included a $6.0 million unsecured non-interest bearing loan from its other shareholder.

During 2007, we acquired controlling interests in two of our joint ventures, Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. These joint ventures have various fixed rate foreign currency denominated debt outstanding with various lending institutions. At December 31, 2007, total borrowings outstanding of $10.3 million bore a weighted-average interest rate of 6.39%.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Other Noncurrent Liabilities:

Other noncurrent liabilities consist of the following (in thousands):

	2007	2006
Income tax payable—noncurrent(a)	$107,198	$—
Minority interests in consolidated subsidiaries	54,361	39,534
Other	72,971	83,290

Total	$234,530	$122,824

(a)	See Note 18, “Income Taxes” for discussion of FIN 48 adoption.

NOTE 14— Stock-based Compensation Expense:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R. Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB No. 25 and related interpretations. The intrinsic value method of accounting resulted in compensation expense for restricted stock awards at fair value on date of grant based on the number of shares granted and the quoted price of our common stock at grant date and for stock options to the extent exercise prices were set below market prices on the date of grant. Compensation expense for performance unit awards was recognized based on the number of units granted and the quoted price of our common stock at the end of each quarterly reporting period until distribution. To the extent restricted stock awards and performance unit awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

We adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The modified prospective method does not require financial amounts for the prior periods presented in this Form 10-K to be restated to reflect the fair value method of expensing share-based compensation. The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to operating expenses.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $20.7 million and $10.8 million for the years ended December 31, 2007 and 2006, respectively. Prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” or EITF 00-15. SFAS No. 123R supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

The application of SFAS No. 123R had the following effect on December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year Ended December 31, 2006
Operating profit	$12,100
Income before income taxes, minority interests and equity in net income of unconsolidated investments	$12,100
Net income	$7,784

Basic earnings per share	$0.08

Diluted earnings per share	$0.09

Net cash provided from operating activities	$(10,764)
Net cash used in financing activities	$10,764

The impact of SFAS No. 123R resulted in additional compensation expense related to stock options not fully vested as of January 1, 2006 ($1.1 million). This was more than offset by the benefit of not recording additional compensation expense during 2006 for outstanding performance unit awards which otherwise would have been required under previous accounting standards. Under those standards, performance units were required to be recorded at fair value at the end of each reporting period. In accordance

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with SFAS No. 123R, performance units are now based on a grant date fair value. Consequently, our stock-based compensation expense associated with outstanding performance unit awards was favorably impacted by $13.2 million during 2006 as the fair value at grant date was lower than the fair value at the end of the reporting period, or December 31, 2006.

The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards (in thousands, except per share amounts):

		Year Ended December 31, 2005
Stock-based compensation expense, net of taxes	as reported	$5,700
	pro forma	$6,294

Net income	as reported	$114,867
	pro forma	$114,273

Basic earnings per share on net income	as reported	$1.24
	pro forma	$1.24

Diluted earnings per share on net income	as reported	$1.20
	pro forma	$1.20

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2007, no shares of preferred stock have been issued.

Stock Purchases

On May 1, 2007, pursuant to a Stock Purchase Agreement, dated as of April 25, 2007, with each of William M. Gottwald and John D. Gottwald, we purchased an aggregate of 100,000 shares of our common stock from William M. Gottwald and an aggregate of 400,000 shares of our common stock from John D. Gottwald, each at a purchase price of $42.36 per share of common stock. In addition, on December 10, 2007, pursuant to a Stock Purchase Agreement, dated as of November 30, 2007, with each of Floyd D. Gottwald, Jr. and Westham Partners, L.P., we purchased an aggregate of 120,000 shares of our common stock from Floyd D. Gottwald, Jr. and an aggregate of 1,000,000 shares of our common stock from Westham Partners, L.P. each at a purchase price of $43.98 per share of common stock.

On February 2, 2006, pursuant to a Stock Purchase Agreement, dated as of January 30, 2006, with each of Floyd D. Gottwald, Jr. and John D. Gottwald, we purchased an aggregate of 240,000 shares of our common stock from Floyd D. Gottwald, Jr. and an aggregate of 171,310 shares of our common stock from John D. Gottwald, each at a purchase price of $21.83 per share of common stock. In addition, on December 10, 2006, pursuant to a Stock Purchase Agreement, dated as of December 4, 2006, with John D. Gottwald, we purchased an aggregate of 97,336 shares of our common stock at a purchase price of $35.81 per share of common stock.

During 2007, we purchased an aggregate of 749,810 shares of our common stock in open-market transactions for $30.8 million at an average price of $41.04 per share. During 2006, we purchased an aggregate of 622,244 shares of our common stock in open-market transactions for $19.4 million at an average price of $31.13 per share. There were no purchases of our common stock during 2005. At December 31, 2007, we have authorization from our Board of Directors to purchase an additional 4,250,102 shares of our common stock. See Note 24, “Subsequent Event” for discussion of significant common stock purchase subsequent to December 31, 2007.

Incentive Plans

At December 31, 2007, we have four existing incentive plans (1994, 1998, 2003 and 2006 plans). The plans generally provide for incentive awards payable in one or more of the following: cash, shares of our common stock, qualified and non-qualified stock options, or stock options, stock appreciation rights, or SARs, restricted stock awards, and performance unit awards.

Under the 1994 plan, a maximum of 6,400,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 63,334 shares outstanding at December 31, 2007), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 1994 plan.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the 1998 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 1,111,000 shares outstanding at December 31, 2007), SARs, or the grant of restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 5,200,000. No further grants or awards can be made under the 1998 plan.

Under the 2003 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 402,000 shares are outstanding at December 31, 2007), SARs, or the grant of restricted stock or performance unit awards. At December 31, 2007, 2,802,500 shares were available for issuance pursuant to grants under the 2003 plan.

Under the 2006 plan, a maximum aggregate number of 150,000 shares of our common stock were authorized for issuance to the Company’s non-employee directors. The maximum number to be issued to each participant during a calendar year may be no more than 2,000 shares. At December 31, 2007, 137,400 shares were available for issuance pursuant to grants under the 2006 plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2007, 2006 and 2005 amounted to $18.1 million, $15.8 million and $9.0 million, respectively. Total related recognized tax benefits for the years ended December 31, 2007, 2006 and 2005 amounted to $6.5 million, $5.6 million and $3.3 million, respectively.

Below is a summary of the activity in the 1994, 1998, 2003 and 2006 plans for the year ended December 31, 2007:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2006	3,252,400	3,504,800	$7.97—23.30	$12.97
Exercised		(1,928,466)	$7.97—15.69	$12.49
Non-employee director stock awards granted	(9,000)
Performance unit awards canceled	6,000
Restricted stock award canceled	4,000
Restricted stock awards granted	(313,500)

December 31, 2007	2,939,900	1,576,334	$10.00—23.30	$13.54

Stock options outstanding under the three plans have been granted at prices that were equal to the market value of the stock on the date of grant and expire ten years after issuance. The stock options granted became or will become exercisable based upon either the increase in fair market value of our common stock, during a specified period, from the fair market value on the date of grant or at the end of a fixed period as defined in the individual agreements. The stock options outstanding at December 31, 2007 that are not yet exercisable will become exercisable at the end of a fixed period as defined in the individual agreements.

There were no stock option grants during the year ended December 31, 2007. The fair value of each option grant during the years ended December 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2007		2006	2005
Fair values of options granted	$	N/A	$7.39	$5.61
Dividend Yield(1)		N/A	2.01%	1.97%
Volatility(2)		N/A	30.01%	30.13%
Average expected life (in years)(3)		N/A	6	6
Risk-free interest rate(4)		N/A	5.31%	4.50%

(1)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(2)	The stock volatility is based on historical volatilities of our common stock.
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

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31, 2007 are provided in the following table (in thousands):

Year Ended December 31, 2007
Proceeds from stock options exercised	$21,949
Tax benefit related to stock options exercised	$20,241
Intrinsic value of stock options exercised	$56,603

The intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $28.5 million and $2.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes information about fixed-price stock options at December 31, 2007 (in thousands, except share and per share amounts):

	Number of Shares Underlying Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options outstanding at 12/31/07	1,576,334	$13.54	$43,673	4.7 years
Options exercisable at 12/31/07	1,386,334	$12.63	$39,683	4.2 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2007 is approximately $0.4 million and is expected to be recognized over a remaining weighted-average period of 1.1 years.

The following table summarizes activity in performance unit awards for the year ended December 31, 2007:

	Performance Unit Awards	Weighted-Average Grant-Date Fair Value
Nonvested awards—December 31, 2006	1,227,500	$20.16
Awards canceled	(6,000)	$21.53
Awards vested and issued to employees	(259,500)	$15.06

Nonvested awards—December 31, 2007	962,000	$21.53

During the year ended December 31, 2006, performance unit awards granted in 2002 and 2003 were canceled as the performance criteria for the awards was not met. In addition, performance unit awards granted in 2004 were earned at 150% resulting in an additional 333,000 units earned. Of the total units earned under the 2004 award, 709,500 shares with a fair value of $15.3 million at the distribution date were issued during the year ended December 31, 2006. The remaining 259,500 units were issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2007. The fair value of these shares at the distribution date was $9.3 million. During the year ended December 31, 2006, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 980,000 units to be paid in shares of our common stock. The units will be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period ending on December 31, 2007. Distribution of 50% of the earned units will occur upon completion of the two-year measurement period and the remaining 50% of the earned units will occur one year thereafter. During the year ended December 31, 2007, 6,000 performance units were canceled due to the voluntary termination of an employee prior to the completion of the vesting term. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2007 is approximately $5.3 million and is expected to be recognized over a remaining weighted-average period of one year. Each performance unit represents one share of common stock.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in non-performance based restricted stock awards for the year ended December 31, 2007:

	Non-Performance Based Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested awards—December 31, 2006	162,000	$21.74
Awards vested and issued to employees	(50,000)	$16.41
Awards canceled	(4,000)	$31.04
Awards granted	313,500	$42.13

Nonvested awards—December 31, 2007	421,500	$37.45

During 2005, 14,000 and 40,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $18.54 per share were granted and cliff vest over three and five years, respectively. During 2006, 64,000 shares with a weighted-average grant-date fair value of $28.29 per share were granted and cliff vest after three years. In addition, during 2006, a 2005 award of 6,000 shares was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. During 2007, 50,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $16.41 per share became fully vested and were issued to employees. In addition, during 2007, a 2006 award of 4,000 shares was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. In 2007, 200,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $42.95 per share were granted and vest over a five year graded period with one third of the shares being distributed on each of the third, fourth and fifth anniversaries of the grant date. In addition, 113,500 shares with a weighted-average grant-date fair value of $40.69 per share were granted and cliff after three years. Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2007 is approximately $11.8 million and is expected to be recognized over a remaining weighted-average period of 3.1 years.

NOTE 15—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Environmental

Environmental liabilities at December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Beginning balance	$29,571	$28,896	$33,739
Additions	58	953	1,664
Expenditures	(2,756)	(2,100)	(1,805)
Change in estimate	(5,756)	(100)	(1,162)
Facility divestiture	—	(659)	—
Foreign exchange	1,999	2,581	(3,540)

Ending balance	$23,116	$29,571	$28,896

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $18.0 million before income taxes.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rental Expense

Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Year	Minimum Capital Lease Payments	Minimum Operating Lease Payments
2008	$4,439	$10,087
2009	4,438	6,827
2010	4,438	5,490
2011	4,439	3,855
2012	2,220	3,005
Thereafter	—	20,806

Total minimum obligations	19,974
Interest	(3,279)

Present value of net minimum obligations	16,695
Current portion	(3,354)

Long-term obligations	$13,341

Rental expense was approximately $26.2 million for 2007, $24.8 million for 2006 and $24.7 million for 2005. Rental expense is shown net of rental income of $0.4 million, $0.3 million and $0.1 million for 2007, 2006 and 2005, respectively.

Litigation

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the results of operations or the financial position of the Company.

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

Other

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	2008	2009	2010	2011	2012	Thereafter
Letters of credit and guarantees	$30,995	$15,481	$8,877	$1,251	$—	$2,414

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2007, the Company had $59.0 million of outstanding letters of credit and guarantees. The outstanding letters of credit are primarily related to performance bonds, environmental guarantees and insurance claim payment guarantees with expiration dates ranging from 2008 to 2017.

The majority of the Company’s guarantees relate to operating permits, custom and port authorities, and purchase of equipment, which have expiration dates ranging from one year to three years. The guarantees arose during the ordinary course of business. We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2007. We are unable to estimate the maximum potential amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.5 million.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We had asset retirement obligations of $13.3 million and $12.8 million at December 31, 2007 and 2006, respectively. During 2007, we did not record any new asset retirement obligations, and the increase from December 31, 2006 is related to accretion expense recorded during 2007. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.

NOTE 16—Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	2007	2006
Foreign currency translation adjustments (net of deferred taxes: 2007—$10,112; 2006—$12,587)	$169,818	$88,954
Defined benefit pension plans and postretirement plans:
Net transition asset (net of deferred taxes: 2007—$10; 2006—$14)	19	24
Net prior service benefit (net of deferred taxes: 2007—$11,697; 2006—$8,923)	21,045	16,092
Net benefit plan loss (net of deferred taxes: 2007—$50,434; 2006—$63,676)	(90,010)	(114,182)
Other (net of deferred taxes: 2007—$549; 2006—$524)	(987)	(946)

Total	$99,885	$(10,058)

NOTE 17—Pension Plans and Other Postretirement Benefits:

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

On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The annual contribution to the defined contribution plan is based on 5% of eligible employee compensation, and was amended January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. Contributions amounted to $3.0 million, $1.9 million and $1.4 million in 2007, 2006 and 2005, respectively. We also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.6 million, $0.5 million and $0.5 million for each of the years 2007, 2006 and 2005, respectively.

As a result of our refinery catalysts business acquisition in 2004, we assumed the obligations for two defined benefit plans that cover employees in the Netherlands. One of these defined benefit plans in the Netherlands was settled during 2006 and the existing assets were transferred into a new plan for the Netherlands’ participants, which is similar to a collective defined contribution plan. The new plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this new plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $7.9 million and $5.4 million in 2007 and 2006, respectively, in annual premiums and related costs pertaining to this plan.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our other defined benefit plan in the Netherlands is a transitional arrangement in which benefits for this plan are based primarily on employee compensation and/or years of service. This plan is for certain individuals born on or before 1949 whom had a prior agreement, which we elected to honor, in connection with the refinery catalysts business acquisition in 2004.

Pension coverage for the employees of our other foreign subsidiaries is provided through separate plans. The plans are funded in conformity with the funding requirements of applicable governmental regulations. The pension cost, actuarial present value of benefit obligations and plans assets for all plans are combined in the other pension disclosure information presented.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize a balance sheet asset or liability for each of their pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive income (loss)” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. The adoption of this standard resulted in a reduction in accumulated other comprehensive income (loss) of $94.9 million offset primarily by a decrease in prepaid pension assets ($141.7 million) and a decrease in non-current deferred tax liabilities ($49.9 million). SFAS No. 158 also eliminates the option for companies to use an early measurement date for fiscal years ending after December 15, 2008, with limited exceptions. However, the early measurement date is not applicable to us as we measure plan assets and liabilities as of the fiscal year-end reporting date.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Pension Benefits 2007	Domestic Pension Benefits 2007	Total Pension Benefits 2006	Domestic Pension Benefits 2006
Change in benefit obligations:
Benefit obligation at January 1	$513,108	$470,110	$558,271	$452,920
Service cost	11,899	9,393	11,295	9,046
Interest cost	29,100	27,220	28,392	25,783
Plan amendments	50	50	1,149	—
Actuarial (gain) loss	(20,879)	(16,700)	(4,535)	5,318
Benefits paid	(27,636)	(23,217)	(24,462)	(22,957)
Plan curtailments and settlements	—	—	(64,658)	—
Employee contributions	214	—	176	—
Foreign exchange loss	4,121	—	7,480	—

Benefit obligation at December 31	$509,977	$466,856	$513,108	$470,110

Change in plan assets:
Fair value of plan assets at January 1	$492,159	$487,813	$507,516	$443,706
Actual return on plan assets	40,770	40,794	67,390	65,695
Employer contributions	5,805	1,231	3,364	1,369
Benefits paid	(27,636)	(23,217)	(25,394)	(22,957)
Plan curtailments and settlements	—	—	(64,400)	—
Employee contributions	214	—	176	—
Foreign exchange gain	476	—	3,507	—

Fair value of plan assets at December 31	$511,788	$506,621	$492,159	$487,813

Funded status	$1,811	$39,765	$(20,949)	$17,703

Amounts recognized in consolidated balance sheets:
Noncurrent assets (prepaid pension assets)	$67,273	$67,273	$39,361	$39,361
Current liabilities (accrued expenses)	(8,323)	(3,743)	(5,864)	(1,378)
Noncurrent liabilities (pension benefits)	(57,139)	(23,765)	(54,446)	(20,280)

Net pension asset (liability) at December 31	$1,811	$39,765	$(20,949)	$17,703

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Total Pension Benefits 2007	Domestic Pension Benefits 2007	Total Pension Benefits 2006	Domestic Pension Benefits 2006
Amounts recognized in accumulated other comprehensive income (loss):
Transition asset	$(29)	$(29)	$(38)	$(38)
Prior service benefit	(12,551)	(13,329)	(13,610)	(14,443)
Net actuarial loss	130,652	132,355	165,404	163,607

Net amount recognized at December 31	$118,072	$118,997	$151,756	$149,126

Weighted-average assumption percentages as of December 31:
Discount rate	6.39%	6.50%	5.78%	5.90%
Rate of compensation increase	4.08%	4.25%	3.62%	3.75%

The accumulated benefit obligation for all defined benefit pension plans was $480.2 million and $480.3 million at December 31, 2007 and 2006, respectively.

Under the guidance of SFAS No. 158, once the funded status of a company’s pension plan is recognized, it is no longer necessary to report an additional minimum pension liability, or AML, as required under SFAS No. 87. However, for the year ending December 31, 2006, the year SFAS No. 158 was adopted, we were required to determine and recognize any AML adjustments required under SFAS No. 87 for a final time prior to recording the entries to recognize the funded status of the pension plans. The resulting effect of recording the incremental pension liability to the funded status under SFAS No. 158 included the elimination of the AML and thus the AML no longer exists. Additionally, any intangible asset resulting from SFAS No. 87 was included in the incremental pension liability required by SFAS No. 158.

The following table summarizes the effect of the required changes in the AML and intangible assets as of December 31, 2006 prior to adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 (in thousands):

	Balances prior to December 31, 2006 AML and SFAS No. 158 adjustments	AML adjustment	SFAS No. 158 adjustment	December 31, 2006 incremental pension results under SFAS No. 158
Prepaid pension benefit cost	$181,088	$—	$(141,727)	$39,361
Accrued pension benefit liability including current portion	$(56,126)	$859	$(5,043)	$(60,310)
Accumulated other comprehensive income (loss)	$5,845	$(859)	$146,770	$151,756

The following table reflects the other changes in plan assets and benefit obligations recognized in other comprehensive income subsequent to the initial adoption of SFAS No.158 (in thousands):

	Total Pension Benefits 2007	Domestic Pension Benefits 2007	Total Pension Benefits 2006	Domestic Pension Benefits 2006
Prior service cost	$42	$50	*	*
Net actuarial (gain)	(22,635)	(18,796)	*	*
Impact of restructuring	(98)	—	*	*

Amortization of:
Transition asset	10	10	*	*
Prior service credit	1,006	1,064	*	*
Net actuarial (loss)	(11,788)	(12,456)	*	*

Total recognized in other comprehensive income at December 31	$(33,463)	$(30,128)	*	*

Total recognized in net periodic benefit cost and other comprehensive income at December 31	$(20,594)	$(20,831)	*	*

*	Not applicable

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs have been funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on payments allowed. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and are reserved for retiree life insurance benefits. In 2005, the postretirement medical benefit available to U.S. employees was changed to provide that employees who are under age 50 as of December 31, 2005 would no longer be eligible for a company paid retiree medical premium subsidy. Employees who are of age 50 and above as of December 31, 2005 and who retire after January 1, 2006 will have their retiree medical premium subsidy capped. Effective January 1, 2008, our medical insurance for certain groups of U.S. retired employees is now insured through a medical carrier.

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006
Change in benefit obligations:
Benefit obligation at January 1	$71,209	$69,132	$68,678	$66,850
Service cost	590	590	839	724
Interest cost	3,927	3,927	3,917	3,835
Plan amendments	(12,693)	(12,693)	—	—
Actuarial (gain) loss	(2,208)	(2,208)	1,585	1,745
Benefits paid	(4,335)	(4,335)	(4,022)	(4,022)
Plan curtailments and settlements	(2,077)	—	—	—
Foreign exchange loss	—	—	212	—

Benefit obligation at December 31	$54,413	$54,413	$71,209	$69,132

Change in plan assets:
Fair value of plan assets at January 1	$8,420	$8,420	$8,040	$8,040
Actual return on plan assets	480	480	1,238	1,238
Employer contributions	4,148	4,148	3,164	3,164
Benefits paid	(4,335)	(4,335)	(4,022)	(4,022)

Fair value of plan assets at December 31	$8,713	$8,713	$8,420	$8,420

Funded status	$(45,700)	$(45,700)	$(62,789)	$(60,712)

Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(2,541)	$(2,541)	$(3,465)	$(3,465)
Noncurrent liabilities (postretirement benefits)	(43,159)	(43,159)	(59,324)	(57,247)

Net postretirement liability at December 31	$(45,700)	$(45,700)	$(62,789)	$(60,712)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service benefit	$(20,191)	$(20,191)	$(11,405)	$(11,405)
Net actuarial loss	9,792	9,792	12,404	12,434

Net amount recognized at December 31	$(10,399)	$(10,399)	$999	$1,029

Weighted-average assumption percentages as of December 31:
Discount rate	6.40%	6.40%	5.81%	5.85%
Rate of compensation increase	4.25%	4.25%	3.70%	3.75%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the other changes in plan assets and benefit obligations recognized in other comprehensive income subsequent to the initial adoption of SFAS No. 158 (in thousands):

	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006
Prior service (credit)	$(12,693)	$(12,693)	*	*
Net actuarial (gain)	(2,135)	(2,135)	*	*
Impact of plan termination	(2,077)	—	*	*

Amortization of:
Prior service (cost)	(42)	(42)	*	*
Net actuarial gain	5,550	3,443	*	*

Total recognized in other comprehensive income at December 31	$(11,397)	$(11,427)	*	*

Total recognized in net periodic benefit cost and other comprehensive income at December 31	$(12,940)	$(10,863)	*	*

*	Not applicable

The components of pension benefits expense are as follows (in thousands):

	Total Pension Benefits 2007	Domestic Pension Benefits 2007	Total Pension Benefits 2006	Domestic Pension Benefits 2006	Total Pension Benefits 2005	Domestic Pension Benefits 2005
Service cost	$11,899	$9,393	$11,295	$9,046	$18,578	$9,493
Interest cost	29,100	27,220	28,431	25,783	30,029	24,722
Expected return on assets	(38,910)	(38,698)	(38,469)	(37,629)	(43,444)	(39,011)
Plan curtailments/settlement, termination benefits and termination of insurer contracts*	(7)	—	(2,549)	—	(3,226)	—
Amortization of prior service (benefit) cost	(1,006)	(1,064)	(971)	(1,035)	488	416
Amortization of loss	11,803	12,456	12,189	12,595	8,741	8,737
Amortization of transition asset	(10)	(10)	(10)	(10)	(10)	(10)

Benefits expense	$12,869	$9,297	$9,916	$8,750	$11,156	$4,347

Weighted-average assumption percentages:
Discount rate	5.78%	5.90%	5.46%	5.75%	5.49%	5.75%
Expected return on plan assets	8.71%	8.75%	8.06%	8.75%	8.31%	8.75%
Rate of compensation increase	3.62%	3.75%	2.94%	3.00%	2.53%	2.56%

*	During the third quarter ended September 30, 2006, in connection with the divestiture of the Thann, France facility effective August 31, 2006, our pension liability on such date for employees was transferred to the new owner. Effective December 31, 2005, pursuant to an agreement with the employees’ authorized representatives for our Netherlands operations, we had plan changes that modified projected benefit obligations for certain transition benefits and adopted a defined contribution basis for our future pension accrual, resulting in a fourth-quarter curtailment gain in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” totaling $3.2 million ($2.2 million after income taxes).

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic pension costs during 2008 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of transition asset	$(9)	$(9)
Amortization of prior service benefit	$(1,026)	$(1,085)
Amortization of net actuarial loss	$7,495	$8,223

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits (income) expense are as follows (in thousands):

	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006	Total Other Postretirement Benefits 2005	Domestic Other Postretirement Benefits 2005
Service cost	$590	$590	$839	$724	$1,321	$1,214
Interest cost	3,927	3,927	3,917	3,835	3,862	3,778
Expected return on assets	(553)	(553)	(529)	(529)	(511)	(511)
Plan curtailments, termination benefits and termination of insurer contracts*	(2,107)	—	—	—	(5,603)	(5,603)
Amortization of prior service benefit	(3,906)	(3,906)	(3,906)	(3,906)	(2,798)	(2,798)
Amortization of loss	506	506	777	777	563	555

Benefits (income) expense	$(1,543)	$564	$1,098	$901	$(3,166)	$(3,365)

Weighted-average assumption percentages:
Discount rate	5.81%	5.85%	5.61%	5.65%	5.39%	5.41%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	3.75%	3.75%	2.97%	3.00%	2.56%	2.56%

*	Effective January 1, 2007, we elected to terminate a postretirement plan in the Netherlands that would have provided medical benefits to employees in the Netherlands who retired after August 2009. We have no future liabilities under this plan. During the second quarter ended June 30, 2005, we benefited from a curtailment gain amounting to $5.6 million relating to a reduction in our accumulated postretirement benefit obligation (liability) at the June 29, 2005 remeasurement date. This reduction was associated with a change in coverage in our unfunded postretirement heath care benefits plan for active employees’ future retiree medical premium payments effective December 31, 2005.

The estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic postretirement costs during 2008 are as follows (in thousands):

	Total Other Postretirement Benefits	Domestic Other Postretirement Benefits
Amortization of prior service benefit	$(9,598)	$(9,598)
Amortization of net actuarial loss	$458	$458

In estimating the expected return on plan assets, consideration is given for past performance and future expectations for the types of investments held by the plan as well as the expected long term allocations of plan assets to these investments. At December 31, 2007, the expected rates of return on pension plan assets for domestic plans and other postretirement benefit plan assets were 8.75% and 7.00%, respectively. There was no change in these rates from December 31, 2006. At December 31, 2007 and 2006, the weighted-average expected rate of return on pension plan assets for foreign plans was 4.35% and 4.75%, respectively.

The pension and other postretirement benefit plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	Total Pension Benefits 2007	Domestic Pension Benefits 2007	Total Pension Benefits 2006	Domestic Pension Benefits 2006
Asset Category:
Domestic equity	38%	39%	43%	43%
International equity	18	18	18	18
Fixed income	11	10	9	9
Absolute return aggressive	17	17	17	17
Absolute return conservative	12	12	11	11
Cash	4	4	2	2

Total	100%	100%	100%	100%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006
Asset Category:
Fixed income	100%	100%	100%	100%

Total	100%	100%	100%	100%

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

Equity securities include Albemarle common stock in the amount of $1.1 million and $1.2 million at December 31, 2007 and 2006, respectively, for pension benefits (0.2% of total plan assets for each period). There were no investments in Albemarle common stock at December 31, 2007 or 2006 for other postretirement benefits.

We have not determined the expected 2008 pension funding for our U.S. pension plan or for our foreign pension plans with the exception of one foreign plan that has an estimated contribution of $0.8 million. There are no other required minimum contributions to the plans. Current expectations are to contribute approximately $3.1 million to the U.S. postretirement benefit plan in 2008.

The current forecast of benefit payments, which reflect expected future service, amounts to (in thousands):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits	Domestic Postretirement Benefits
2008	$31,888	$27,194	$3,581	$3,581
2009	29,836	26,050	3,633	3,633
2010	30,375	27,256	3,750	3,750
2011	31,969	28,543	3,909	3,909
2012	45,658	41,308	4,073	4,073
2013-2017	188,734	174,008	21,541	21,541

We have a supplemental executive retirement plan, or SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $2.6 million, $2.2 million and $1.6 million were recorded for the years ended December 31, 2007, 2006 and 2005, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2007 and 2006 was $24.0 million and $18.0 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $3.7 million are expected to be paid to SERP retirees in 2008. In 2005, the SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 15, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2007, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees was increased by 0.25%. For 2008, the assumed trend rate for pre-65 coverage is 8% per year, decreasing to an ultimate rate of 5.25% in the year 2011. The 2008 assumed trend rate for post-65 coverage is 9% per year, decreasing to an ultimate rate of 5.25% in the year 2012.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit obligation by $1.2 million and would increase the service and interest benefit cost components by $0.2 million. A 1% decrease in the U.S. heath care cost trend rate would decrease the benefit obligation by $0.9 million and would decrease the service and interest benefit cost components by $0.2 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $0.5 million and $0.6 million at December 31, 2007 and 2006, respectively.

NOTE 18—Income Taxes:

Income before income taxes, minority interests and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31
	2007	2006	2005
Income before income taxes, minority interests and equity in net income of unconsolidated investments:
Domestic	$120,190	$(42,446)	$46,695
Foreign	157,629	175,832	76,743

Total	$277,819	$133,386	$123,438

Current income tax expense (benefit):
Federal	$39,456	$20,197	$(6,986)
State	1,309	189	18
Foreign	23,441	42,662	24,376

Total	$64,206	$63,048	$17,408

Deferred income tax expense (benefit):
Federal	$2,035	$(50,881)	$25,361
State	572	(4,203)	368
Foreign	(11,735)	(5,772)	(15,544)

Total	$(9,128)	$(60,856)	$10,185

Total income tax expense	$55,078	$2,192	$27,593

Domestic income before income taxes, minority interests and equity in net income of unconsolidated investments for 2006 includes the loss on the Thann, France facility divestiture as discussed in Note 19, “Dayton Facility Closure Charge, Loss on Thann Facility Divestiture and Other Special Items.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2007		2006		2005
Federal statutory rate	35.0%		35.0%		35.0%
State taxes, net of federal tax benefit	0.3		0.4		0.2
Increase in valuation allowance	3.4		0.4		—
Foreign tax rate differences	(12.5	)(a)	(16.6	)(a)	(1.1	)(c)
Impact of foreign earnings	(0.9)		(8.5	)(d)	(2.0	)(e)
Tax rate changes (benefit) expense	(0.7	)(b)	(6.9)		—
Effect of minority interests in income of consolidated subsidiaries	(0.9)		(1.5)		(2.1)
Extraterritorial income exclusion	—		(1.4)		(1.5)
Depletion	(2.2	)(b)	(1.2)		(1.6)
Adjustment of tax accounts	—		—		(1.9	)(f)
Revaluation of unrecognized tax benefits/reserve requirements	1.1	(b)	2.7		—
Other items, net	(2.8	)(b)	(0.8)		(2.6)

Effective income tax rate	19.8%		1.6%		22.4%

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

(b)

During 2007, we recorded a $2.1 million benefit from an enacted tax rate reduction in Germany as well as other adjustments totaling $8.4 million identified in the completion of various income tax filings. We believe the adjustments did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2007.

(c)

We have asserted for all periods beginning after September 30, 2005 permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law do not have a termination provision, and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and all of the profits are from exports. As a consequence, no provision for Federal or foreign taxes is made in the financial statements. The benefit in 2005 represented activity for the fourth quarter of 2005 of $3.9 million ($1.4 million after income taxes).

(d)

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

(e)

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

(f)

During the fourth quarter of 2005, we determined that certain of our reported income tax accounts were overstated based on our detailed reviews. Accordingly, we recorded an income tax benefit of $7.6 million associated with deferred tax balances related to Netherlands tax rate changes. In addition, the deferred income tax account, as recorded under APB No. 23 “Accounting for Income Taxes—Special Areas,” reflects an additional income tax expense of $5.2 million related to proper recording and identification of E&P adjustments in connection with acquired companies. The net impact of these two adjustments, amounting to an income tax benefit of $2.4 million, did not have a material effect on our reported financial position and results of operations for the year ended December 31, 2005 or any prior periods presented.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred income tax assets and (liabilities) recorded on the consolidated balance sheets as of December 31, 2007 and 2006, consist of the following (in thousands):

	2007	2006
Deferred tax assets:
Postretirement benefits other than pensions	$21,273	$22,169
Accrued employee benefits	24,592	20,035
Operating loss carryforwards	20,316	12,746
Environmental accruals	975	4,578
Asset retirement obligations	3,970	3,714
Inventories	—	3,464
Other accrued expenses	7,686	13,062
Accounts receivable allowance	232	1,076
Tax credit carryforwards	45,987	38,199
Undistributed earnings of foreign subsidiaries	2,278	1,249
Capital loss carryforward	10,181	438
Other	7,535	5,481

Gross deferred tax assets	145,025	126,211
Valuation allowance	(9,865)	(505)

Deferred tax assets	135,160	125,706

Deferred tax liabilities:
Depreciation	(170,839)	(167,277)
Pensions	(19,211)	(4,769)
Inventories	(401)	—
Foreign currency translation adjustments	(6,156)	(8,631)
Investment in equity affiliates	(6,193)	(6,701)
Other	(3,651)	(4,254)

Deferred tax liabilities	(206,451)	(191,632)

Net deferred tax liabilities	$(71,291)	$(65,926)

Classification in the consolidated balance sheets:
Current deferred tax assets	$8,860	$21,468
Noncurrent deferred tax assets	26,938	13,474
Noncurrent deferred tax liabilities	(107,089)	(100,868)

Net deferred tax liabilities	$(71,291)	$(65,926)

At December 31, 2007, we had approximately $46.0 million of foreign tax and general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2015 and 2020. These credits were created by the repatriation of high taxed earnings from foreign jurisdictions in 2005 under the Homeland Investment Act and in 2006 as a result of the distributions following the restructuring of existing debt in which we transferred domestic borrowings to certain foreign subsidiaries. The two events discussed were aberrational and not the result of normal business operations. We believe that sufficient foreign source income will be generated over the carryforward period in order to utilize the credit carryforwards.

We have recorded deferred tax assets of $20.3 million reflecting the benefit of $62.0 million in operating loss carryforwards in five jurisdictions with indefinite carryforward periods. We have established valuation allowances for $0.7 million in three jurisdictions in which we feel it is more likely than not that the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We have recorded a $10.2 million deferred tax asset relating to capital loss carryforwards. We have established a valuation allowance of $9.2 million as we believe it is more likely than not that the deferred tax asset will not be realized during the carryforward period.

Tax benefits of $20.7 million, $10.8 million and $3.1 million associated with share-based compensation plans were allocated to equity and recognized as increases to additional paid-in capital in the years ended December 31, 2007, 2006 and 2005, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We adopted the provisions of FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings.

The liability for unrecognized tax benefits, exclusive of interest, was $83.3 million and $101.0 million at January 1, 2007 and December 31, 2007, respectively. The liability at January 1, 2007 and December 31, 2007 is reduced by $41.2 million and $52.6 million of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes and temporary adjustments. The net liability of $42.1 million and $48.4 million at January 1, 2007 and December 31, 2007, respectively, if recognized, would favorably affect earnings.

In addition, pursuant to FIN 48 we reclassified $32.0 million of income tax liabilities from current to noncurrent liabilities as payment of cash is not anticipated within one year of the balance sheet date. These liabilities are recorded in “Other noncurrent liabilities” in the consolidated balance sheets.

The balance of accrued interest and penalties recorded in the consolidated balance sheets at January 1, 2007 and December 31, 2007 was $4.1 million and $6.2 million, respectively. Upon implementation of FIN 48, accrued interest and penalties of $3.6 million was reclassified from current to noncurrent liabilities.

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $87.3 million and $107.2 million at January 1, 2007 and December 31, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $39.0 million and $50.0 million at January 1, 2007 and December 31, 2007, respectively.

The following is a reconciliation of our total gross unrecognized tax benefit liabilities for 2007:

2007
Balance at January 1, 2007	$83,261
Additions for tax positions of prior years	7,829
Reductions for tax positions related to prior years	(1,190)
Additions for tax positions related to current year	12,880
Settlements	(1,781)
Lapses in statutes of limitations	—

Balance at December 31, 2007	$100,999

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. In 2006, we received tax assessments from the IRS for the years 2000 through 2002. We have taken the issues contested to the appeals process and anticipate a resolution in either 2008 or 2009. During 2007, we received tax assessments from the IRS for the years 2003 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution in either 2008 or 2009.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. The Company received examination notifications from four jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining tax years 2002 through 2005. Dutch tax authorities are examining tax years 2004 and 2005. Belgian tax authorities are scheduled to begin their examination of tax years 2005 and 2006 in the first quarter of 2008.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $9.7 million to $37.2 million as a result of settlements with taxing authorities, closure of tax statutes and/or resolution of issues at appeals.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Dayton Facility Closure Charge, Loss on Thann Facility Divestiture and Other Special Items:

Special items included in the consolidated statements of income for the years ended December 31, consist of the following (in thousands):

	2007	2006	2005
Dayton facility closure charge(a)	$(4,944)	$—	$—
Loss on Thann facility divestiture(b)	—	(89,175)	—
Benefit plan curtailment gains(c)	—	—	8,829
Provisional charge for the potential settlement of future legal claims(d)	—	—	(735)
Reduction in-force adjustments(e)	—	—	(547)
Sale of the Albemarle Technical Center facility(f)	—	—	(2,170)
Exit costs related to the shutdown of the Port de Bouc bromine facility(g)	—	—	(3,479)

Total special items	$(4,944)	$(89,175)	$1,898

Notes:

(a)

Year ended December 31, 2007 included a charge amounting to $4.9 million ($3.2 million after income taxes) that related to the closure of our Dayton, Ohio fine chemistry facility. The operations of this cGMP (pharmaceutical-grade) pilot plant will be moved to our recently acquired, multi-scale cGMP manufacturing facility in South Haven, Michigan, to efficiently utilize equipment and staffing at the two sites. The pre-tax charge is composed of $3.4 million to write-off net asset values and $1.5 million for other closure costs. The charge and related assets and liabilities are reported in our Fine Chemicals segment under SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131.

(b)

Year ended December 31, 2006 included a charge amounting to $89.2 million ($58.4 million after income taxes), consisting of net asset write-offs of goodwill of $12.4 million, property, plant and equipment of $36.5 million and net working capital and cash payments of $40.3 million, that related to the divestiture of the Thann, France facility to International Chemical Investors S.A., or ICIG, effective August 1, 2006.

The total net after tax cash costs of the transaction were less than $10.0 million. In conjunction with the divestiture, as of December 31, 2006 we had a liability recorded in our consolidated balance sheets of $12.4 million for working capital adjustments payable to ICIG in twelve monthly installments beginning in March 2007. The charge and related assets and liabilities transferred are reported in our Fine Chemicals segment under SFAS No. 131. Certain product lines previously manufactured at the Thann site remained with us and are expected to generate continuing cash flows.

(c)

Effective December 31, 2005, pursuant to an agreement with the employees’ authorized representatives for our Netherlands operations, we finalized plan changes that modified projected benefit obligations for certain transition benefits and adopted a defined contribution basis for our future pension accrual. The change to projected benefit obligations resulted in a curtailment gain totaling $3.2 million ($2.2 million after income taxes). Year ended December 31, 2005 also included a curtailment gain amounting to $5.6 million ($3.6 million after income taxes) that relates to a reduction in our accumulated postretirement benefit obligation (liability) associated with a change in coverage in our unfunded postretirement health care benefits plan for active employees’ future retiree medical premium payments.

(d)

Year ended December 31, 2005 included a provisional charge of $0.7 million ($0.5 million after income taxes) for the potential settlement of future legal claims with respect to certain future asbestos premises liability claims.

(e)	Year ended December 31, 2005 included a charge for work force reduction of $0.5 million ($0.3 million after income taxes) at our Pasadena, Texas plant.
(f)

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

(g)	Year ended December 31, 2005 included a charge of $3.5 million ($2.3 million after income taxes) that related to costs associated with the shutdown of our Port de Bouc, France bromine facility.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the workforce reduction charges outlined above (in thousands).

	2007	2006	2005
Beginning accrual balance	$1,818	$2,378	$—
Workforce reduction charges	348	1,044	2,902
Payments	(867)	(1,861)	(524)
Amount reversed to income	(215)	—	—
Foreign exchange	112	257	—

Ending accrual balance	$1,196	$1,818	$2,378

Year ended December 31, 2007 included a charge of $0.3 million related to the layoff of fourteen employees and fourteen contract employees associated with the closure of our Dayton, Ohio fine chemistry facility. Year ended December 31, 2006 included a charge of $1.0 million related to the layoff of three employees associated with the divestiture of our Thann, France facility. Year ended December 31, 2005 included charges of $0.5 million related to the layoff of eight employees at our Pasadena, Texas plant and $2.4 million related to the layoff of fifteen employees associated with the closing of our Port de Bouc, France bromine facility.

The following table summarizes exit cost activity other than the workforce reduction charges outlined above (in thousands).

	2007	2006
Beginning accrual balance	$12,363	$—
Facility divestiture obligation charge	—	11,811
Working capital settlement (reduction of inventory reserve)	1,345	—
Payments	(11,652)	—
Foreign exchange	482	552

Ending accrual balance	$2,538	$12,363

Year ended December 31, 2007 included a working capital settlement with ICIG as well as payments associated with the charge recorded in the year ended December 31, 2006 related to the divestiture of our Thann, France facility. The divestiture obligation is payable to ICIG in twelve monthly installments through February 2008.

NOTE 20—Fair Value of Financial Instruments:

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2007 and 2006, with the exceptions of the senior notes which we sold on January 20, 2005 and the JBC foreign currency denominated debt, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 12, “Long-Term Debt.”

	Year Ended December 31
	2007		2006
	Recorded Amount	Fair value	Recorded Amount	Fair Value
	(In thousands)
Current portion of long-term debt	$16,627	$17,072	$50,731	$51,290
Long-term debt	$707,311	$693,432	$681,859	$667,943

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At December 31, 2007, the fair value of the forward contracts represented a net asset position of $0.05 million. At December 31, 2006, there were no outstanding forward contracts.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—Acquisitions:

On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Our ownership interests in these Polymer Additives business segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.4 million payable in cash due primarily within one year. Additional consideration of up to a total of approximately $7.3 million cumulatively for the two joint ventures will be payable between the first and second anniversary of the closing date if the joint ventures meet certain specified performance criteria subsequent to the acquisition date. At December 31, 2007, the preliminary purchase price allocation included amortizable intangible assets of $25.4 million and goodwill of $4.6 million. The acquisition did not have a significant impact on our consolidated balance sheets or consolidated statements of income. In accordance with the purchase method of accounting, the operating results have been included in our consolidated statements of income from the date of acquisition.

On September 30, 2006, we acquired the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharmaceutical Products (DSM), a business group of Royal DSM NV, for $26.0 million. The purchase price is allocated among working capital and property, plant and equipment. The acquisition did not have a significant impact on our consolidated balance sheets or consolidated statements of income. In accordance with the purchase method of accounting, the operating results have been included in our consolidated statements of income from the date of acquisition.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—Operating Segments and Geographic Area Information:

We have identified three reportable segments as required by SFAS No. 131. Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, adjustments for significant non-recurring items, allocations for certain corporate costs, equity in net income of unconsolidated investments, and is reduced by minority interests in income of consolidated subsidiaries.

Summarized financial information concerning our reportable segments is shown in the following tables. The “Corporate & Other” segment includes corporate-related items not allocated to the reportable segments.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net sales:
Polymer Additives	$904,519	$920,451	$797,815
Catalysts	894,229	838,968	737,610
Fine Chemicals	537,439	609,087	572,074

Total net sales	$2,336,187	$2,368,506	$2,107,499

Segment operating profit:
Polymer Additives(a)	$134,365	$151,261	$90,372
Catalysts(a)	135,341	103,415	77,339
Fine Chemicals(a)	95,880	68,569	42,940

Subtotal(a)(b)	365,586	323,245	210,651

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(9,060)	(8,944)	(5,958)
Catalysts	—	—	—
Fine Chemicals	(9,013)	(6,388)	(1,511)
Corporate & Other	441	2,074	—

Total minority interests in income of consolidated subsidiaries	(17,632)	(13,258)	(7,469)

Equity in net income of unconsolidated investments:
Polymer Additives	5,389	5,012	7,380
Catalysts	19,231	20,074	14,812
Fine Chemicals	—	—	4,505
Corporate & Other	(39)	(53)	(206)

Total equity in net income of unconsolidated investments	24,581	25,033	26,491

Segment income:
Polymer Additives(a)	130,694	147,329	91,794
Catalysts(a)	154,572	123,489	92,151
Fine Chemicals(a)	86,867	62,181	45,934

Total segment income(a)(b)	372,133	332,999	229,879
Corporate & Other(a)	(50,353)	(54,565)	(48,859)
Dayton facility closure charge	(4,944)	—	—
Loss on Thann facility divestiture and other special items	—	(89,175)	1,898
Interest and financing expenses	(38,332)	(43,964)	(41,971)
Other income (expenses), net	6,264	(134)	1,513
Income tax expense	(55,078)	(2,192)	(27,593)

Net income	$229,690	$142,969	$114,867

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Identifiable assets:
Polymer Additives	$739,818	$659,199	$630,550
Catalysts	1,291,232	1,139,940	1,070,868
Fine Chemicals	452,235	455,076	536,363
Corporate & Other	347,165	276,153	317,837

Total identifiable assets	$2,830,450	$2,530,368	$2,555,618

Goodwill:
Polymer Additives	$29,672	$24,578	$22,987
Catalysts	232,369	218,471	197,453
Fine Chemicals	8,144	8,051	17,985

Total goodwill	$270,185	$251,100	$238,425

Depreciation and amortization:
Polymer Additives	$38,082	$36,803	$35,275
Catalysts	40,697	39,686	40,439
Fine Chemicals	27,324	35,788	41,062
Corporate & Other	752	673	659

Total depreciation and amortization	$106,855	$112,950	$117,435

Capital expenditures:
Polymer Additives	$37,008	$24,584	$35,136
Catalysts	43,830	51,395	10,062
Fine Chemicals	17,675	23,112	24,552
Corporate & Other	227	756	330

Total capital expenditures	$98,740	$99,847	$70,080

Net Sales (In thousands)(c)(d)	2007	2006	2005
United States	$882,397	$878,685	$816,722
Foreign	1,453,790	1,489,821	1,290,777

Total	$2,336,187	$2,368,506	$2,107,499

Long-Lived Assets as of December 31 (In thousands)	2007	2006	2005
United States	$680,249	$654,605	$815,141
Netherlands	477,991	450,726	372,717
Jordan	114,444	115,846	115,031
United Kingdom	84,850	86,878	80,316
Germany	78,922	71,459	67,524
China	74,259	14,706	9,073
France	43,077	39,336	84,660
Other foreign countries	105,389	89,076	89,577

Total	$1,659,181	$1,522,632	$1,634,039

Notes:

(a)	Excludes the Dayton facility closure charge, the Thann facility divestiture loss and other special items.
(b)	Includes the effects of foreign exchange transaction gains (losses) of $5.2 million, $0.7 million and ($1.7) million in 2007, 2006 and 2005, respectively.
(c)	No sales in a foreign country exceed 10% of total net sales.
(d)	Net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net sales from external customers in each of the segments consists of the following (in thousands):

	2007	2006	2005
Polymer Additives:
Flame Retardants	$631,995	$679,813	$581,507
Stabilizers and Curatives	272,524	240,638	216,308

Total Polymer Additives	$904,519	$920,451	$797,815

Catalysts:
Polyolefin Catalysts	$179,162	$120,436	$103,250
Refinery Catalysts	715,067	718,532	634,360

Total Catalysts	$894,229	$838,968	$737,610

Fine Chemicals:
Performance Chemicals	$351,845	$381,378	$375,364
Fine Chemistry Services and Intermediates Business	185,594	227,709	196,710

Total Fine Chemicals	$537,439	$609,087	$572,074

NOTE 23—Quarterly Financial Summary (Unaudited) (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$589,238	$563,812	$583,981	$599,156
Gross profit	$159,789	$153,382	$152,962	$156,358
Dayton facility closure charge(a)	$—	$4,944	$—	$—
Net income(b)	$58,108	$53,863	$59,099	$58,620
Basic earnings per share	$0.61	$0.57	$0.62	$0.62
Shares used to compute basic earnings per share	95,288	95,272	95,245	95,209
Diluted earnings per share	$0.60	$0.55	$0.61	$0.60
Shares used to compute diluted earnings per share	97,504	97,256	97,106	96,998

2006
Net sales	$607,354	$568,797	$607,818	$584,537
Gross profit	$122,453	$131,384	$148,228	$148,749
Loss on Thann facility divestiture(c)	$—	$—	$89,175	$—
Net income(d)	$34,376	$43,327	$2,289	$62,977
Basic earnings per share	$0.37	$0.46	$0.02	$0.66
Shares used to compute basic earnings per share	94,153	94,689	94,755	94,897
Diluted earnings per share	$0.36	$0.45	$0.02	$0.65
Shares used to compute diluted earnings per share	96,569	97,159	97,298	97,517

Notes:

(a)

The second quarter of 2007 included a charge amounting to $4.9 million ($3.2 million after income taxes) that related to the closure of our Dayton, Ohio fine chemistry facility. The charge is principally due to the write-off of net asset values.

(b)

The third quarter of 2007 included an income tax benefit of $2.1 million from an enacted tax rate reduction in Germany as well as $5.0 million of benefits identified in the completion of various income tax filings. The fourth quarter of 2007 included an income tax benefit of $3.4 million related to the completion of various income tax filings as well as an $8.9 million valuation allowance recorded against capital loss carryforwards that we believe will more likely than not expire unused.

(c)

The third quarter of 2006 included a charge amounting to $89.2 million ($58.4 million after income taxes) that related to the divestiture of the Thann, France facility to ICIG effective August 1, 2006. The charge is principally due to the write-off of net asset values and other exit costs.

(d)

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—Subsequent Event:

On February 8, 2008, pursuant to a Stock Purchase Agreement, dated as of February 5, 2008, with each of (i) William M. Gottwald, John D. Gottwald and James T. Gottwald as Trustees of Floyd, Jr.’s Trust, or the Trust, under the will of Floyd D. Gottwald, (ii) Floyd D. Gottwald, Jr. and (iii) Westham Partners, L.P., pursuant to which we purchased an aggregate of 3,000,000 shares of our common stock from the Trust, an aggregate of 300,000 shares of our common stock from Floyd D. Gottwald, Jr., and an aggregate of 700,000 shares of our common stock from Westham Partners, L.P., each at a purchase price of $37.2174 per share of common stock. We utilized availability under our March 2007 credit agreement for payment of the total purchase price of approximately $148.9 million for the 4,000,000 shares.

Albemarle Corporation and Subsidiaries

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, under the caption “Proposal No. 1—Election of Directors” concerning directors and persons nominated to become directors of Albemarle and under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. See also “Executive Officers of the Registrant” appearing in Part I of this Annual Report.

Code of Conduct

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available on our website at http://www.albemarle.com. Shareholders may also request a free copy of the Code of Conduct from: Albemarle Corporation, Attention: Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801. We will disclose any amendments to, or waivers from, a provision of our Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange, or NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 10, 2007. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Additional information is contained in the Proxy Statement under the captions “Shareholder Proposals” and “Proposal No. 1—Election of Directors—Committees of the Board” and is incorporated herein by reference.

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

This information is contained in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Proposal No. 1—Election of Directors—Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

This information is contained in the Proxy Statement under the caption “Audit Committee Report—Fees Billed by PricewaterhouseCoopers” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 43 to 88:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

2.1	—	International Share and Business Sale Agreement, dated as of July 16, 2004, by and between Albemarle Catalysts International, L.L.C., Albemarle Corporation and Akzo Nobel, N.V. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 16, 2004, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

3.1	—	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2	—	Bylaws of the registrant [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2007, and incorporated herein by reference].

4.1	—	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.2	—	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3	—	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

10.1	—	Credit Agreement, dated as of March 23, 2007, among Albemarle Corporation, Albemarle Europe SPRL and Albemarle Netherlands BV, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 29, 2007, and incorporated herein by reference].

10.2	—	364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.3	—	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.4	—	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002 [filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.5	—	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.6	—	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.7	—	Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.8	—	Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.9	—	Restricted Stock Award Agreement for Mark C. Rohr [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2008, and incorporated herein by reference].

10.10	—	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.11	—	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A for 2002 (No. 1-12658), and incorporated herein by reference].

10.12	—	Second Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.13	—	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.14	—	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.15	—	2008 Named Executive Officer Salary Information [filed as Item 5.02 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 17, 2007, and incorporated herein by reference].

*10.16	—	Summary of Director’ Compensation.

10.17	—	Form of Stock Option Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.18	—	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.19	—	Form of Restricted Stock Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.20	—	Form of Performance Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-2658), filed February 23, 2006, and incorporated herein by reference].

10.21	—	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (No. 1-12658) filed on February 13, 2008, and incorporated herein by reference].

10.22	—	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.23	—	Compensation Arrangement with Richard J. Diemer, Jr., dated as of July 26, 2005 [filed as Exhibit 10.8.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on August 2, 2005, and incorporated herein by reference].

10.24	—	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.25	—	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.26	—	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.27	—	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.28	—	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.29	—	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.30	—	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.31	—	Albemarle Corporation Severance Pay Plan, effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.32	—	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

*12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	—	Significant Subsidiaries of the Company.

*23.1	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—	Five-Year Summary.

*	Included with this filing.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ WILLIAM M. GOTTWALD
(William M. Gottwald) Chairman of the Board

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2008.

Signature	Title
/S/ WILLIAM M. GOTTWALD	Chairman of the Board and Director
(William M. Gottwald)

/S/ MARK C. ROHR	President, Chief Executive Officer and Director
(Mark C. Rohr)	(principal executive officer)

/S/ RICHARD J. DIEMER, JR.	Senior Vice President and Chief Financial Officer
(Richard J. Diemer, Jr.)	(principal financial and accounting officer)

/S/ J. ALFRED BROADDUS, JR.	Director
(J. Alfred Broaddus, Jr.)

/S/ R. WILLIAM IDE III	Director
(R. William Ide III)

/S/ RICHARD L. MORRILL	Director
(Richard L. Morrill)

/S/ SEYMOUR S. PRESTON III	Director
(Seymour S. Preston III)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ CHARLES E. STEWART	Director
(Charles E. Stewart)

/S/ HARRIET TEE TAGGART	Director
(Harriet Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)