Form 10-Q
period 2008-03-31
ALBEMARLE CORP
filed 2008-05-05
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

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

Registrant’s telephone number, including area code—(804) 788-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                                             Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding as of May 1, 2008: 91,463,534

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$668,177	$589,238
Cost of goods sold	500,766	429,449

Gross profit	167,411	159,789
Selling, general and administrative expenses	63,519	62,486
Research and development expenses	16,800	15,711
Severance charges	3,278	—

Operating profit	83,814	81,592
Interest and financing expenses	(10,216)	(8,910)
Other income, net	2,846	952

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	76,444	73,634
Income tax expense	16,626	16,936

Income before minority interests and equity in net income of unconsolidated investments	59,818	56,698
Minority interests in income of consolidated subsidiaries (net of tax)	(3,585)	(4,951)
Equity in net income of unconsolidated investments (net of tax)	7,028	6,361

Net income	$63,261	$58,108

Basic earnings per share	$0.69	$0.61

Diluted earnings per share	$0.68	$0.60

Cash dividends declared per share of common stock (Note 6)	$0.12	$0.105
Weighted-average common shares outstanding – basic	92,349	95,288
Weighted-average common shares outstanding – diluted	93,688	97,504

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,130	$130,551
Trade accounts receivable, less allowance for doubtful accounts (2008 – $858; 2007 – $847)	420,121	370,676
Other accounts receivable	52,038	54,686
Inventories (Note 8)	501,897	472,826
Deferred income taxes and prepaid expenses	34,261	24,699

Total current assets	1,143,447	1,053,438

Property, plant and equipment, at cost	2,373,532	2,314,509
Less accumulated depreciation and amortization	1,308,764	1,275,966

Net property, plant and equipment	1,064,768	1,038,543
Prepaid pension assets	68,820	67,273
Investments	137,631	128,170
Other assets	100,944	101,487
Goodwill	287,885	270,185
Other intangibles, net of amortization	171,900	171,354

Total assets	$2,975,395	$2,830,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,001	$198,817
Accrued expenses	145,160	155,365
Current portion of long-term debt	19,285	16,627
Dividends payable	9,443	8,177
Income taxes payable	11,749	23,931

Total current liabilities	408,638	402,917

Long-term debt	861,065	707,311
Postretirement benefits	42,750	43,159
Pension benefits	60,133	57,139
Other noncurrent liabilities	227,771	234,530
Deferred income taxes	125,718	107,089
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,446 in 2008 and 94,734 in 2007	914	947
Additional paid-in capital	9,030	154,451
Accumulated other comprehensive income	164,982	99,885
Retained earnings	1,074,394	1,023,022

Total shareholders’ equity	1,249,320	1,278,305

Total liabilities and shareholders’ equity	$2,975,395	$2,830,450

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash and cash equivalents at beginning of year	$130,551	$149,499

Cash flows from operating activities:
Net income	63,261	58,108
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	26,542	27,349
Stock-based compensation expense	4,590	4,139
Excess tax benefits realized from stock-based compensation arrangements	(6,920)	(12,620)
Minority interests in income of consolidated subsidiaries	3,585	4,951
Equity in net income of unconsolidated investments	(7,028)	(6,361)
Severance charges	3,278	—
Postretirement plan elimination gain	—	(2,107)
Working capital changes	(63,541)	(68,774)
Dividends received from unconsolidated investments and nonmarketable securities	1,295	1,851
Net change in pension and postretirement assets and liabilities	(2,500)	2,059
Net change in noncurrent environmental liabilities	413	(1,144)
Withholding taxes paid on stock-based compensation award distributions	(10,156)	(3,406)
Deferred income taxes	10,767	5,934
Other, net	(5,608)	(2,721)

Net cash provided from operating activities	17,978	7,258

Cash flows from investing activities:
Capital expenditures	(20,139)	(26,241)
Cash transferred and payments related to the Thann facility divestiture	(2,556)	(1,308)
Collection of note receivable from sale of land	6,000	—
Investments in marketable securities	(2,238)	(2,731)
Investments in other corporate investments	—	(84)
Proceeds from sale of marketable securities	—	414

Net cash used in investing activities	(18,933)	(29,950)

Cash flows from financing activities:
Repayments of long-term debt	(45,273)	(12,441)
Proceeds from borrowings	199,928	17,824
Dividends paid to shareholders	(9,707)	(8,628)
Purchases of common stock	(151,137)	(18,647)
Proceeds from exercise of stock options	3,398	10,952
Excess tax benefits realized from stock-based compensation arrangements	6,920	12,620
Dividends paid to minority interests	(5,486)	(4,374)
Other	(107)	(979)

Net cash used in financing activities	(1,464)	(3,673)

Net effect of foreign exchange on cash and cash equivalents	6,998	1,882

Increase (decrease) in cash and cash equivalents	4,579	(24,483)

Cash and cash equivalents at end of period	$135,130	$125,016

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$63,261	$58,108
Other comprehensive income, net of tax:
Change in unrealized gain on marketable equity securities	—	21
Reclassification adjustment for realized gain on sale of securities included in net income	—	(203)
Amortization of realized loss on treasury lock agreements	35	35
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost	(463)	1,231
Foreign currency translation	65,525	6,371

Other comprehensive income	65,097	7,455

Comprehensive income	$128,358	$65,563

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of March 31, 2008 and December 31, 2007, and our condensed consolidated results of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2008 and 2007. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission, “SEC,” on February 29, 2008. The December 31, 2007 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The three-month period ended March 31, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes, or $0.02 per share) that relate to personnel reductions at the Company’s Richmond headquarters and Singapore sales office.

3. Our consolidated statements of income include foreign exchange transaction gains of $5.0 million and $1.0 million for the three-month periods ended March 31, 2008 and 2007, respectively. These foreign exchange transaction gains (losses) are included in the line items entitled “Cost of goods sold” and “Other income, net” in the amounts of $3.7 million and $1.3 million, respectively, for the three-month period ended March 31, 2008 and $1.7 million and ($0.7) million, respectively, for the three-month period ended March 31, 2007.

4. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended March 31, 2008, our effective income tax rate was 21.8% as compared to 23.0% for the three-month period ended March 31, 2007.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2008 and 2007, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.5	0.3
Impact of foreign operations, net	(13.1)	(12.4)
Depletion	(1.2)	(1.1)
Effect of minority interests in income of consolidated subsidiaries	(0.5)	(0.7)
Other items, net	1.1	1.9

Effective income tax rate	21.8%	23.0%

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings. Interest and penalties related to income tax liabilities are included in income tax expense.

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $100.2 million and $107.2 million at March 31, 2008 and December 31, 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $42.6 million and $50.0 million at March 31, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, we recorded a decrease of $10.6 million to the liability for unrecognized tax benefits along with a decrease to the related assets for corresponding offsetting benefits of $10.1 million due to lapses in statutes of limitations. In addition, we recorded an increase of $3.1 million to the liability for unrecognized tax benefits along with an increase to the related assets for corresponding offsetting benefits of $2.7 million for unrecognized tax benefits related to current year tax positions as well as additional interest for unrecognized tax benefits related to prior year tax positions.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. We received tax assessments from the IRS for the years 2000 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution in either 2008 or 2009. We received notification that the IRS intends to begin its examination of our income tax returns for years 2005 and 2006 during the second quarter of 2008.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. The Company received examination notifications from four jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining tax years 2002 through 2005. Dutch tax authorities are examining tax years 2004 and 2005. During the first quarter of 2008, Belgian tax authorities began an examination of tax years 2005 and 2006.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $9 million to $37 million as a result of settlements with taxing authorities, closure of tax statutes and/or resolution of issues at appeals within the next twelve months.

5. Basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 are calculated as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$63,261	$58,108

Denominator:
Average number of shares of common stock outstanding	92,349	95,288

Basic earnings per share	$0.69	$0.61

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$63,261	$58,108

Denominator:
Average number of shares of common stock outstanding	92,349	95,288
Incremental shares under stock compensation plans	1,339	2,216

Total shares	93,688	97,504

Diluted earnings per share	$0.68	$0.60

6. Cash dividends declared for the three-month period ended March 31, 2008 totaled 12.0 cents per share, paid on April 1, 2008. Cash dividends declared for the three-month period ended March 31, 2007 totaled 10.5 cents per share, paid on April 1, 2007.

7. On February 8, 2008, pursuant to a Stock Purchase Agreement, dated as of February 5, 2008, with each of (i) William M. Gottwald, John D. Gottwald and James T. Gottwald as Trustees of Floyd, Jr.’s Trust, or the Trust, under the will of Floyd D. Gottwald, (ii) Floyd D. Gottwald, Jr. and (iii) Westham Partners, L.P., pursuant to which we purchased an aggregate of 3,000,000 shares of common stock from the Trust, an aggregate of 300,000 shares of common stock from Floyd D. Gottwald, Jr., and an aggregate of 700,000 shares of common stock from Westham Partners, L.P., each at a purchase price of $37.2174 per share of common stock. We utilized availability under our March 2007 credit agreement for payment of the total purchase price of approximately $148.9 million for the 4,000,000 shares.

8. The following table provides a breakdown of inventories at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In thousands)
Finished goods	$360,527	$348,274
Raw materials	88,969	73,581
Stores, supplies and other	52,401	50,971

Total inventories	$501,897	$472,826

9. Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Variable-rate domestic bank loans	$435,538	$308,825
Senior notes	324,772	324,764
Fixed rate foreign borrowings	66,420	53,804
Variable-rate foreign bank loans	35,547	19,092
Capital lease obligation	17,373	16,695
Miscellaneous	700	758

Total	880,350	723,938
Less amounts due within one year	19,285	16,627

Total long-term debt	$861,065	$707,311

Maturities of long-term debt are as follows: 2008—$19.2 million; 2009—$9.7 million; 2010—$8.8 million; 2011—$9.3 million; 2012—$7.6 million; 2013—$486.8 million and 2014 through 2017—$339.0 million.

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590 million out of $675 million, approved the extension. No other changes to the agreement were part of the extension and no fees, other than attorney fees, were paid. As a result of the extension, $85 million and $590 million in commitments now have a maturity/expiration date of March 2012 and March 2013, respectively.

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at March 31, 2008 (in thousands):

Beginning balance at December 31, 2007	$23,116
Additions	50
Changes in estimates	(774)
Payments	(180)
Foreign exchange	1,529

Ending balance at March 31, 2008	$23,741

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17 million before income taxes.

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

11. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC, Jordan Bromine Company Limited, or JBC, Ningbo Jinhai Albemarle Chemical and Industry Company Limited, and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. Corporate & other includes corporate-related items not allocated to the reportable segments.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net sales:
Polymer Additives	$244,590	$214,319
Catalysts	276,097	235,827
Fine Chemicals	147,490	139,092

Total net sales	$668,177	$589,238

Segment operating profit:
Polymer Additives	$30,269	$36,460
Catalysts	46,156	34,581
Fine Chemicals	23,480	25,247

Subtotal	$99,905	$96,288

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(1,989)	$(2,252)
Catalysts	—	—
Fine Chemicals	(1,935)	(2,735)
Corporate & other	339	36

Total minority interests in income of consolidated subsidiaries	$(3,585)	$(4,951)

Equity in net income of unconsolidated investments:
Polymer Additives	$1,472	$1,515
Catalysts	5,566	4,824
Fine Chemicals	—	—
Corporate & other	(10)	22

Total equity in net income of unconsolidated investments	$7,028	$6,361

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Segment income:
Polymer Additives	$29,752	$35,723
Catalysts	51,722	39,405
Fine Chemicals	21,545	22,512

Total segment income	103,019	97,640
Corporate & other	(12,484)	(14,638)
Severance charges	(3,278)	—
Interest and financing expenses	(10,216)	(8,910)
Other income, net	2,846	952
Income tax expense	(16,626)	(16,936)

Net income	$63,261	$58,108

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

In connection with the remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $7.0 million.

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,867	$2,932
Interest cost	7,934	7,213
Expected return of assets	(10,562)	(9,728)
Net transition asset	(2)	(2)
Prior service benefit	(256)	(254)
Net loss	1,857	2,922

Total net periodic pension benefit cost	$1,838	$3,083

We have determined that the expected 2008 pension funding for one of our foreign pension plans will be nominal. We made a portion of our expected nominal contributions to the foreign plan and made no contributions to our other plans during the three-month period ended March 31, 2008. There are no other required minimum contributions to the plans.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$121	$192
Interest cost	863	979
Expected return of assets	(143)	(139)
Plan elimination gain*	—	(2,107)
Prior service benefit	(2,399)	(977)
Net loss	114	119

Total net periodic postretirement benefit (credit)	$(1,444)	$(1,933)

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

14.	Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on our consolidated financial statements. On January 1, 2008, we adopted the portion of SFAS No. 157 that was not delayed, and since our existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on our consolidated financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

	March 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
	(In thousands)
Assets:
Investments under executive deferred compensation plan (1)	$16,960	$16,960	$—
Liabilities:
Obligations under executive deferred compensation plan (1)	$16,960	$16,960	$—
Foreign currency exchange contracts (2)	$226	$—	$226

(1)

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was set up to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with Emerging Issues Task Force, or EITF, Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(2)

As a result of our global operating and financing activities, the Company is exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value, or the Fair Value Option. Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we were to elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008; however, we did not elect to adopt the Fair Value Option for any of our financial assets or liabilities.

15. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance SFAS No 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the manner in which we account for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods presented. We have not yet determined what impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

In December 2007, the FASB ratified the consensuses of EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” The objective of EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We have not yet determined what impact the adoption of EITF 07-1 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have not yet determined what impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2007. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 21.

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

First Quarter 2008

During the first quarter of 2008:

•	quarterly net sales increased to a record $668.2 million;

•	quarterly Catalysts segment income increased to a record $51.7 million;

•

we recorded a pre-tax charge of $3.3 million ($2.1 million after income taxes, or $0.02 per share) related to severance in conjunction with personnel reductions at the Company’s Richmond headquarters and Singapore sales office;

•	we increased our quarterly dividend to $0.12 per share of common stock ($0.48 annually);

•	we repurchased an aggregate of 4,062,700 shares of our common stock in open market or privately negotiated transactions at an average price of $37.20 per share;

•	in April 2008 we signed a non-binding letter of intent to acquire Sorbent Technologies Corporation, a full-service mercury control provider for coal fired power plants; and

•	on April 30, 2008 we announced the relocation of our corporate headquarters to Baton Rouge, LA from Richmond, VA.

Outlook

We believe that absent a major global recession, demand for our products will remain strong for 2008 and 2009. While we are concerned with current general business conditions, our business fundamentals remain sound. We are experiencing dramatic cost increases in raw materials and energy in all of our businesses that continue to pressure operating margins and we will continue to work with our customer base to pass through these rapidly escalating costs.

Polymer Additives: We expect growth of our Polymer Additives segment over time to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. In 2008, we expect modest volume growth while we work to achieve pricing initiatives to offset the substantial increases in raw material and energy costs.

We are increasing our presence in China with expansions underway that we believe will help us grow our business in Asia. Our technology center in Nanjing provides technical support for our Polymer Additives customers in the Asia Pacific region. In addition, the construction of our phosphorous flame retardant plant in Nanjing remains on schedule for a start up in the first half of 2008. Phosphorous flame-retardants produced at this site will serve the rapidly growing Asia-Pacific construction and electronic markets.

New product development momentum continues in Polymer Additives. The trend in some electronic components toward halogen free flame retardants is creating numerous development opportunities with our diverse customer base. We are beginning to market a new patent protected environmentally friendly form of one of our proprietary products. We also began marketing a new technical innovation in our mineral flame retardant business.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by strong global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. We expect Catalysts profit growth in 2008 will come primarily from new product introductions, new markets that we penetrate, FCC pricing improvements, and the continued growth in our polyolefin catalysts business.

As oil demand remains elevated, we believe refiners will process more sour crudes, which will require additional HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. The HPC catalysts expansion at our Bayport, Texas facility is now operational. This plant expansion adds approximately 10,000 metric tons to our capacity, more than double the capacity formerly at our Bayport site, and increases our global HPC capacity (including capacity at our joint venture Nippon Ketjen) by approximately 30%. We believe this will provide us with the capacity to meet the strong growth in demand for 2008 and 2009 that we expect in this business. We continue to believe we will need to add additional HPC capacity in 2009 due to expected increased demand.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. While we believe there remains room for further margin improvement, we believe to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. In addition, we expect to continue to see incremental margin benefits in future quarters due to the FCC price increases that we announced in 2007. Our FCC business continues to be faced with substantial raw material costs increases related to energy, metals, imported rare earths, and transportation costs. While we believe that our price increases will help offset increasing raw material and energy costs, we cannot guarantee that these price increases will continue to offset these costs in the future.

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to exploit our research capabilities to explore new opportunities for our catalysts in the alternative fuels business which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil remains at historically high levels.

Fine Chemicals: The Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We expect stable growth throughout 2008. In addition to an overall focus on margin improvement, our strategic areas of focus in Fine Chemicals are to maximize our bromine franchise value, to continue the growth of our fine chemistry services business, and to achieve pricing initiatives to the extent possible to offset the substantial escalation in raw material and energy costs.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. In addition, we will continue our focus on developing our fine chemistry services business. Our new products pipeline in this business has approximately doubled in the last three years, allowing us to develop preferred outsourcing positions serving leading chemical, agricultural and pharmaceutical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on reducing working capital and repaying debt in 2008. In addition, we remain focused on tax efficiency, however incremental income is more likely to be earned in locales with higher incremental rates. We believe our global effective tax rate will approximate 22%, but will vary based on the locales in which incremental income is actually earned. Anticipating the increased material cost we are experiencing and the difficult economic outlook, we restricted discretionary spending company-wide. We will maintain an intense focus on this area and we are launching several company-wide cost efficiency initiatives as it relates to our operational and transactional processing efficiency. Notwithstanding these pressures, we have increased our quarterly dividend payout in 2008 to $0.12 per share. In addition, under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2008 as compared to 2007. During the first quarter, we repurchased approximately 4.1 million shares of our common stock for approximately

$151 million. We remain committed, however, to evaluating the merits of potential acquisition opportunities that complement our business footprint.

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

First Quarter 2008 Compared with First Quarter 2007

Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2008	2007	2008 vs. 2007
	(In millions, except percentages and per share amounts)
NET SALES	$668.2	$589.2	13%
Cost of goods sold	500.8	429.4	17%

GROSS PROFIT	167.4	159.8	5%
GROSS PROFIT MARGIN	25.1%	27.1%

Selling, general and administrative expenses	63.5	62.5	2%
Research and development expenses	16.8	15.7	7%
Severance charges	3.3	—	*

OPERATING PROFIT	83.8	81.6	3%
OPERATING PROFIT MARGIN	12.5%	13.8%
Interest and financing expenses	(10.2)	(8.9)	15%
Other income, net	2.8	0.9	*

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	76.4	73.6	4%
Income tax expense	16.6	16.9	(2)%
Effective tax rate	21.8%	23.0%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	59.8	56.7	5%
Minority interests in income of consolidated subsidiaries (net of tax)	(3.6)	(5.0)	(28)%
Equity in net income of unconsolidated investments (net of tax)	7.1	6.4	11%

NET INCOME	$63.3	$58.1	9%

PERCENTAGE OF NET SALES	9.5%	9.9%

Basic earnings per share	$0.69	$0.61	13%

Diluted earnings per share	$0.68	$0.60	13%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended March 31, 2008, we recorded net sales of $668.2 million, a 13% increase compared to net sales of $589.2 million for the three-month period ended March 31, 2007. This increase was due primarily to improved pricing and product mix in all segments. Price and product mix had a positive impact on sales of 5% and foreign currency and volume each contributed 4% improvements in net sales compared to the same period last year.

Polymer Additives net sales increased $30.3 million, or 14%, for the three-month period ended March 31, 2008 compared to the same period in 2007. Compared to the same period last year, volumes contributed 7% of the increase, foreign currency 4% and price and product mix 3%. Catalysts net sales increased $40.3 million, or 17%, compared to the same period last year due mainly to price and product mix improvements contributing 13% and foreign currency which positively impacted net sales by 4%. Fine Chemicals net sales increased $8.4 million, or 6%, compared to the same period last year primarily due to foreign currency contributions of 3%, improvements in price and product mix contributing 2% and volumes positively impacting net sales by 1%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended March 31, 2008, our gross profit increased $7.6 million, or 5%, to $167.4 million from the corresponding 2007 period due to improved pricing and product mix, favorable foreign currency exchange rates, partially offset by increased raw material and other costs. Our gross profit margin for the three-month period ended March 31, 2008 decreased to 25.1% from 27.1% for the corresponding period in 2007 due to increased raw material and other costs.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2008, our selling, general and administrative expenses increased $1.0 million, or 2%, from the three-month period ended March 31, 2007.

Research and Development Expenses

For the three-month period ended March 31, 2008, our research and development expenses increased $1.1 million, or 7%, from the three-month period ended March 31, 2007. This increase was primarily due to higher investments in new catalysts to satisfy the expanding needs in both traditional and alternative fuels markets as well as to develop new fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2008 increased $1.3 million to $10.2 million from the corresponding 2007 period due to higher average outstanding debt levels partially offset by lower interest rates.

Other Income, Net

Other income, net for the three-month period ended March 31, 2008 increased $1.9 million to $2.8 million from the corresponding 2007 period due primarily to an increase in foreign currency exchange gains and interest income.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended March 31, 2008, our effective income tax rate was 21.8% as compared to 23.0% for the three-month period ended March 31, 2007. Based on our current level and location of income we anticipate that our effective tax rate for 2008 will approximate 22%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2008 and 2007, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.5	0.3
Impact of foreign operations, net	(13.1)	(12.4)
Depletion	(1.2)	(1.1)
Effect of minority interests in income of consolidated subsidiaries	(0.5)	(0.7)
Other items, net	1.1	1.9

Effective income tax rate	21.8%	23.0%

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended March 31, 2008, minority interests’ share of net income was $3.6 million compared to $5.0 million in the same period last year. This decrease of $1.4 million is due primarily to lower earnings of Jordan Bromine Company Limited, or JBC, as a result of decreased volumes.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $7.1 million for the three-month period ended March 31, 2008 compared to $6.4 million in the same period last year. This increase of $0.7 million is due primarily to increased equity earnings from our Catalysts segment joint venture Eurecat S.A. as a result of increased volumes.

Net Income

Our net income increased to $63.3 million in the three-month period ended March 31, 2008 from $58.1 million in the three-month period ended March 31, 2007 primarily due to improved operating results from our Catalysts segment.

Segment Information Overview. We have identified three reportable segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and JBC. Following the July 31, 2007 acquisition of controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited, the joint ventures are consolidated subsidiaries with minority interests in income recorded for the remaining 25% ownership maintained by a third party. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

	Three Months Ended March 31,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:
Polymer Additives	$244.6	36.6%	$214.3	36.4%	14%
Catalysts	276.1	41.3%	235.8	40.0%	17%
Fine Chemicals	147.5	22.1%	139.1	23.6%	6%

Total net sales	$668.2	100.0%	$589.2	100.0%	13%

Segment operating profit:
Polymer Additives	$30.3	12.4%	$36.5	17.0%	(17)%
Catalysts	46.1	16.7%	34.6	14.7%	33%
Fine Chemicals	23.5	15.9%	25.2	18.1%	(7)%

Subtotal	$99.9		$96.3		4%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(2.0)		$(2.3)		(13)%
Catalysts	—		—		—%
Fine Chemicals	(2.0)		(2.7)		(26)%
Corporate & other	0.4		—		*

Total minority interests in income of consolidated subsidiaries	$(3.6)		$(5.0)		(28)%

Equity in net income of unconsolidated investments:
Polymer Additives	$1.5		$1.5		—%
Catalysts	5.6		4.8		17%
Fine Chemicals	—		—		—%
Corporate & other	—		0.1		*

Total equity in net income of unconsolidated investments	$7.1		$6.4		11%

Segment income:
Polymer Additives	$29.8	12.2%	$35.7	16.7%	(17)%
Catalysts	51.7	18.7%	39.4	16.7%	31%
Fine Chemicals	21.5	14.6%	22.5	16.2%	(4)%

Total segment income	103.0		97.6		6%

Corporate & other	(12.4)		(14.6)		(15)%
Severance charges	(3.3)		—		*
Interest and financing expenses	(10.2)		(8.9)		15%
Other income, net	2.8		0.9		*
Income tax expense	(16.6)		(16.9)		(2)%

Net income	$63.3		$58.1		9%

*	Calculation is not meaningful.

Polymer Additives

The Polymer Additives segment delivered record net sales for the three-month period ended March 31, 2008 of $244.6 million, up $30.3 million, or 14%, versus the three-month period ended March 31, 2007. Net sales increased in our flame retardant portfolio primarily due to higher volumes and favorable foreign currency exchange rates partially offset by slightly lower pricing due to product mix. Net sales improved in stabilizers and curatives due to the effects of improved pricing, increased volumes and slightly favorable foreign currency exchange rates. Segment income declined 17%, or $5.9 million, to $29.8 million due mainly to higher raw material and other costs, partially offset by favorable foreign currency exchange rates, improved product pricing, mix, and volumes, for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007.

Catalysts

Our Catalysts segment generated record net sales for the three-month period ended March 31, 2008 of $276.1 million, an increase of $40.3 million, or 17%, versus the three-month period ended March 31, 2007. This increase was due primarily to improved pricing in FCC refinery catalysts, improved product mix in HPC refinery catalysts and polyolefin catalysts, as well as our ability to pass-through to our customers higher raw material costs and favorable foreign currency exchange rates. Segment income increased 31%, or $12.3 million, to $51.7 million for the three-month period ended March 31, 2008 compared to the same period in 2007, due mainly to improved product mix in polyolefin catalysts, improved pricing in FCC refinery catalysts and favorable foreign currency exchange rates, partially offset by higher raw material costs.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended March 31, 2008 were $147.5 million, an increase of $8.4 million, or 6%, versus the three-month period ended March 31, 2007. This increase was due mainly to an increase in volumes in our fine chemistry services business. Segment income for the three-month period ended March 31, 2008 was $21.5 million, down $1.0 million, or 4% from the three-month period ended March 31, 2007 due mainly to reduced volumes and higher costs in performance chemicals.

Corporate and other

For the three-month period ended March 31, 2008, our Corporate and other expenses decreased $2.2 million, or 15%, to $12.4 million from the three-month period ended March 31, 2007. This decrease was primarily due to a reduction in certain employee benefit expenses.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing and equity issuances.

We expect business activity levels to continue increasing in 2008. This increase in business activity may cause our working capital needs to increase. We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our March 2007 credit agreement, which is discussed below, to be sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance increased by $4.5 million to $135.1 million at March 31, 2008 from $130.6 million at December 31, 2007. For the three-month period ended March 31, 2008, our operations provided $18.0 million of cash compared to $7.3 million in the three-month period ended March 31, 2007. This increase of $10.7 million is primarily due to an increase in accounts payable partially offset by an increase in prepaid expenses. Cash flows from operating activities funded almost all of our investing activities of $18.9 million, which consisted principally of capital expenditures for plant machinery and equipment improvements. Proceeds from borrowings of $199.9 million were used to purchase common stock ($151.1 million) and repay long-term debt ($45.3 million).

Net current assets increased $84.3 million to $734.8 million at March 31, 2008 from $650.5 million at December 31, 2007. The increase in net current assets was due primarily to an increase in trade accounts receivable and inventory, and a decrease in income taxes payable and accrued expenses, partially offset by an increase in accounts payable.

Capital expenditures for the three-month period ended March 31, 2008 of $20.1 million were used for plant machinery and equipment improvements. We expect our capital expenditures to be approximately $90 to $100 million in 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2008, we were, and currently are, in compliance with all of our senior notes covenants.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $435.0 million at March 31, 2008. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 3.17% at March 31, 2008.

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590 million out of $675 million, approved the extension. No other changes to the agreement were part of the extension and no fees, other than attorney fees, were paid. As a result of the extension, $85 million and $590 million in commitments now have a maturity/expiration date of March 2012 and March 2013, respectively.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined. We believe that as of March 31, 2008, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $861.1 million at March 31, 2008, compared to $707.3 million at December 31, 2007. In addition, at March 31, 2008, we had the ability to borrow an additional $234.0 million under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $63.9 million at March 31, 2008.

None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	2Q 2008	3Q 2008	4Q 2008	Sub-total 2008	2009	2010	2011	2012	2013	There- after
Long-term debt obligations	$13,541	$4	$2,188	$15,733	$6,045	$4,867	$5,131	$5,408	$486,827	$338,966
Capital lease obligation	1,720	—	1,770	3,490	3,692	3,906	4,131	2,154	—	—
Expected interest payments on long-term debt obligations*	9,435	7,190	8,590	25,215	30,301	28,574	26,888	20,975	17,683	17,003
Operating lease obligations (rental)	2,430	2,430	2,430	7,290	7,755	6,298	4,327	3,033	2,291	18,530
Take or pay / throughput agreements**	62,377	62,377	62,378	187,132	54,322	10,560	7,454	5,279	5,221	12,866
Letters of credit and guarantees	5,348	2,360	9,842	17,550	30,976	9,511	1,280	123	—	4,426
Capital projects	16,265	5,828	4,955	27,048	4,742	1,546	1,262	399	—	—
Additional investment commitment payments	—	—	91	91	21	20	—	—	—	—

Total	$111,116	$80,189	$92,244	$283,549	$137,854	$65,282	$50,473	$37,371	$512,022	$391,791

*	These amounts are based on a weighted-average interest rate of 2.7% for the March 2007 credit agreement, 5.0% for variable rate long-term debt obligations and capital lease, and 5.1% for the senior notes for 2008. The weighted average rate for years 2009 and thereafter is 2.5% for the March 2007 credit agreement, 4.6% for the variable rate long-term debt obligations and capital lease, and 5.1% for the senior notes.

**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

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

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $107.2 million and $100.2 million at December 31, 2007 and March 31, 2008, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $50.0 million and $42.6 million at December 31, 2007 and March 31, 2008, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

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

There have been no significant changes in our interest rate risk, marketable securities price risk or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2007 except as noted below.

We had outstanding variable interest rate borrowings at March 31, 2008 of $471.1 million, bearing an average interest rate of 3.18%. A hypothetical 10% change (approximately 30 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.5 million as of March 31, 2008. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At March 31, 2008, there were losses of approximately $1.5 million ($1.0 million after income taxes) in accumulated other comprehensive income that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At March 31, 2008, there were no natural gas hedge contracts outstanding and no natural gas contracts were purchased in the three-month period ended March 31, 2008. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2008:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
January 1, 2008 to January 31, 2008	62,700	$36.16	62,700	4,187,402
February 1, 2008 to February 29, 2008	4,000,000	$37.22	4,000,000	5,000,000
March 1, 2008 to March 31, 2008	—	—	—	5,000,000

Total	4,062,700	$37.20	4,062,700	5,000,000

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

On February 8, 2008, pursuant to a Stock Purchase Agreement, dated as of February 5, 2008, with each of (i) William M. Gottwald, John D. Gottwald and James T. Gottwald as Trustees of Floyd, Jr.’s Trust, or the Trust, under the will of Floyd D. Gottwald, (ii) Floyd D. Gottwald, Jr. and (iii) Westham Partners, L.P., pursuant to which we purchased an aggregate of 3,000,000 shares of common stock from the Trust, an aggregate of 300,000 shares of common stock from Floyd D. Gottwald, Jr., and an aggregate of 700,000 shares of common stock from Westham Partners, L.P., each at a purchase price of $37.2174 per share of common stock. The remaining repurchases of our common stock summarized in the table above for the three-month period ended March 31, 2008 were open market transactions.

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

ALBEMARLE CORPORATION (Registrant)

Date: May 5, 2008	By:	/S/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)