Form 10-Q
period 2008-06-30
ALBEMARLE CORP
filed 2008-08-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition Period from              to             .

Commission File Number 1-12658

ALBEMARLE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 FLORIDA STREET BATON ROUGE, LOUISIANA	70801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code—(225) 388-8011

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

Number of shares of common stock, $.01 par value, outstanding as of August 1, 2008: 91,417,663

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$620,750	$563,812	$1,288,927	$1,153,050
Cost of goods sold	457,769	410,430	958,535	839,879

Gross profit	162,981	153,382	330,392	313,171
Selling, general and administrative expenses	67,598	59,255	131,117	121,741
Research and development expenses	17,593	14,924	34,393	30,635
Severance charges (Note 2)	—	—	3,278	—
Dayton facility closure charge (Note 2)	—	4,944	—	4,944

Operating profit	77,790	74,259	161,604	155,851
Interest and financing expenses	(8,441)	(10,417)	(18,657)	(19,327)
Other income, net	1,938	1,631	4,784	2,583

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	71,287	65,473	147,731	139,107
Income tax expense	12,902	15,585	29,528	32,521

Income before minority interests and equity in net income of unconsolidated investments	58,385	49,888	118,203	106,586
Minority interests in income of consolidated subsidiaries (net of tax)	(5,396)	(2,746)	(8,981)	(7,697)
Equity in net income of unconsolidated investments (net of tax)	8,666	6,721	15,694	13,082

Net income	$61,655	$53,863	$124,916	$111,971

Basic earnings per share	$0.68	$0.57	$1.36	$1.18

Diluted earnings per share	$0.67	$0.55	$1.34	$1.15

Cash dividends declared per share of common stock (Note 6)	$0.12	$0.21	$0.24	$0.315

Weighted-average common shares outstanding—basic	91,182	95,272	91,766	95,280

Weighted-average common shares outstanding—diluted	92,367	97,256	93,028	97,380

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$168,482	$130,551
Trade accounts receivable, less allowance for doubtful accounts (2008—$953; 2007—$847)	379,761	370,676
Other accounts receivable	61,734	54,686
Inventories (Note 8)	558,820	472,826
Deferred income taxes and prepaid expenses	35,347	24,699

Total current assets	1,204,144	1,053,438

Property, plant and equipment, at cost	2,394,230	2,314,509
Less accumulated depreciation and amortization	1,330,795	1,275,966

Net property, plant and equipment	1,063,435	1,038,543
Prepaid pension assets	70,413	67,273
Investments	148,175	128,170
Other assets	105,811	101,487
Goodwill	296,286	270,185
Other intangibles, net of amortization	180,900	171,354

Total assets	$3,069,164	$2,830,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$215,341	$198,817
Accrued expenses	167,804	155,365
Current portion of long-term debt (Note 9)	21,173	16,627
Dividends payable	9,657	8,177
Income taxes payable	16,017	23,931

Total current liabilities	429,992	402,917

Long-term debt (Note 9)	869,844	707,311
Postretirement benefits	42,458	43,159
Pension benefits	59,208	57,139
Other noncurrent liabilities	224,950	234,530
Deferred income taxes	134,031	107,089
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,532 in 2008 and 94,734 in 2007	915	947
Additional paid-in capital	14,767	154,451
Accumulated other comprehensive income	167,933	99,885
Retained earnings	1,125,066	1,023,022

Total shareholders’ equity	1,308,681	1,278,305

Total liabilities and shareholders’ equity	$3,069,164	$2,830,450

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash and cash equivalents at beginning of year	$130,551	$149,499

Cash flows from operating activities:
Net income	124,916	111,971
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	54,042	53,758
Stock-based compensation expense	10,106	8,695
Excess tax benefits realized from stock-based compensation arrangements	(7,688)	(17,156)
Minority interests in income of consolidated subsidiaries	8,981	7,697
Equity in net income of unconsolidated investments	(15,694)	(13,082)
Dividends received from unconsolidated investments and nonmarketable securities	5,308	4,618
Severance charges	3,278	—
Dayton facility closure charge	—	4,944
Postretirement plan elimination gain	—	(2,107)
Working capital changes	(78,900)	(76,895)
Pension and postretirement expense	1,385	6,676
Pension and postretirement contributions	(5,876)	(3,123)
Net change in noncurrent environmental liabilities	(1,293)	(4,690)
Withholding taxes paid on stock-based compensation award distributions	(10,157)	(3,406)
Deferred income taxes	11,367	16,300
Other, net	(5,217)	(8,565)

Net cash provided from operating activities	94,558	85,635

Cash flows from investing activities:
Capital expenditures	(40,237)	(49,981)
Cash transferred and payments related to the Thann facility divestiture	(2,556)	(4,322)
Acquisitions	(19,965)	—
Collection of note receivable from sale of land	6,000	—
Investments in marketable securities	(2,600)	(3,833)
Investments in other corporate investments	(49)	(84)
Proceeds from sale of marketable securities	—	414

Net cash used in investing activities	(59,407)	(57,806)

Cash flows from financing activities:
Repayments of long-term debt	(50,266)	(15,234)
Proceeds from borrowings	214,612	74,869
Dividends paid to shareholders	(20,476)	(20,187)
Purchases of common stock	(151,137)	(47,695)
Proceeds from exercise of stock options	3,931	15,955
Excess tax benefits realized from stock-based compensation arrangements	7,688	17,156
Dividends paid to minority interests	(7,337)	(7,548)
Other	(107)	(1,148)

Net cash (used in) provided from financing activities	(3,092)	16,168

Net effect of foreign exchange on cash and cash equivalents	5,872	6,910

Increase in cash and cash equivalents	37,931	50,907

Cash and cash equivalents at end of period	$168,482	$200,406

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$61,655	$53,863	$124,916	$111,971
Other comprehensive income, net of tax:
Change in unrealized gain on marketable equity securities	—	—	—	21
Reclassification adjustment for realized gain on sale of securities included in net income	—	—	—	(203)
Amortization of realized loss on treasury lock agreements	35	35	70	70
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost	(387)	1,129	(850)	2,360
Net prior service cost arising during period	—	(32)	—	(32)
Net benefit plan gain (loss) arising during period	152	(209)	152	(209)
Foreign currency translation	3,151	7,901	68,676	14,272

Other comprehensive income	2,951	8,824	68,048	16,279

Comprehensive income	$64,606	$62,687	$192,964	$128,250

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of June 30, 2008 and December 31, 2007, and our condensed consolidated results of operations and comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, and our condensed consolidated cash flows for the six-month periods ended June 30, 2008 and 2007. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission, or the SEC, on February 29, 2008. The December 31, 2007 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The six-month period ended June 30, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes, or $0.02 per share) that relate to personnel reductions at the Company’s Richmond, Virginia headquarters and Singapore sales office.

The three-month and six-month periods ended June 30, 2007 include a charge amounting to $4.9 million ($3.2 million after income taxes, or $0.03 per share) that related to the closure of our Dayton, Ohio fine chemistry facility. We moved the operations of this cGMP (pharmaceutical-grade) pilot plant to our multi-scale cGMP manufacturing facility in South Haven, Michigan to more efficiently utilize equipment and staffing at the two sites. The pre-tax charge is composed of $3.4 million to write-off net asset values and $1.5 million for other closure costs. The charge and related assets and liabilities are reported in our Fine Chemicals segment under Statement of Financial Accounting Standards, or SFAS, No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

3. Our consolidated statements of income include foreign exchange transaction (losses) gains of the following for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$(1,448)	$(969)	$2,175	$762
Other income, net	428	42	1,758	(690)

Total foreign exchange transaction (losses) gains	$(1,020)	$(927)	$3,933	$72

4. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and six-month periods ended June 30, 2008 and 2007 are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.9	0.4	0.6
Impact of foreign operations, net	(15.4)	(10.6)	(14.2)	(11.5)
Depletion	(1.7)	(1.5)	(1.4)	(1.4)
Effect of minority interests in income of consolidated subsidiaries	(0.6)	(0.8)	(0.6)	(0.8)
Other items, net	0.5	0.8	0.8	1.5

Effective income tax rate	18.1%	23.8%	20.0%	23.4%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. We received tax assessments from the IRS for the years 2000 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution by 2009. The IRS began its examination of our income tax returns for years 2005 and 2006 during the second quarter of 2008 and has agreed to add our income tax return for the year 2007 to this examination cycle once we file that return in September 2008.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. The Company received examination notifications from four jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining tax years 2002 through 2005. Dutch tax authorities are examining tax years 2004 and 2005. Belgian tax authorities are examining tax years 2005 and 2006.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $16 million to $39 million as a result of settlements with taxing authorities, closure of tax statutes and/or resolution of issues at appeals within the next twelve months.

5. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic earnings per share

Numerator:
Income available to shareholders, as reported	$61,655	$53,863	$124,916	$111,971

Denominator:
Average number of shares of common stock outstanding	91,182	95,272	91,766	95,280

Basic earnings per share	$0.68	$0.57	$1.36	$1.18

Diluted earnings per share

Numerator:
Income available to shareholders, as reported	$61,655	$53,863	$124,916	$111,971

Denominator:
Average number of shares of common stock outstanding	91,182	95,272	91,766	95,280
Incremental shares under stock compensation plans	1,185	1,984	1,262	2,100

Total shares	92,367	97,256	93,028	97,380

Diluted earnings per share	$0.67	$0.55	$1.34	$1.15

6. Cash dividends declared for the six-month period ended June 30, 2008 totaled 24.0 cents per share. Cash dividends declared for the three-month period ended June 30, 2008 totaled 12.0 cents per share, and included a dividend of 12.0 cents declared on May 29, 2008 and paid on July 1, 2008. Cash dividends declared for the six-month period ended June 30, 2007 totaled 31.5 cents per share. Cash dividends declared for the three-month period ended June 30, 2007 totaled 21.0 cents per share, and included a dividend of 10.5 cents declared on June 20, 2007 and paid October 1, 2007.

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

8. The following table provides a breakdown of inventories at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$404,944	$348,274
Raw materials	100,483	73,581
Stores, supplies and other	53,393	50,971

Total inventories	$558,820	$472,826

9. Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Variable-rate domestic bank loans	$484,682	$327,917
Senior notes	324,781	324,764
Fixed rate foreign borrowings	49,358	53,804
Variable-rate foreign bank loans	15,984	—
Capital lease obligation	15,516	16,695
Miscellaneous	696	758

Total	891,017	723,938
Less amounts due within one year	21,173	16,627

Total long-term debt	$869,844	$707,311

Maturities of long-term debt are as follows: 2008—$13.4 million; 2009—$13.4 million; 2010—$8.7 million; 2011—$9.2 million; 2012—$7.5 million; 2013—$499.8 million and 2014 through 2017—$339.0 million.

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

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at June 30, 2008 (in thousands):

Beginning balance at December 31, 2007	$23,116
Additions	123
Changes in estimates	(774)
Payments	(1,321)
Foreign exchange	1,505

Ending balance at June 30, 2008	$22,649

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net sales:
Polymer Additives	$260,508	$223,950	$505,098	$438,269
Catalysts	208,386	207,448	484,483	443,275
Fine Chemicals	151,856	132,414	299,346	271,506

Total net sales	$620,750	$563,812	$1,288,927	$1,153,050

Segment operating profit:
Polymer Additives	$27,363	$35,311	$57,632	$71,771
Catalysts	35,520	27,435	81,676	62,016
Fine Chemicals	27,673	27,253	51,153	52,500

Subtotal	$90,556	$89,999	$190,461	$186,287

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(2,116)	$(1,807)	$(4,105)	$(4,059)
Catalysts	—	—	—	—
Fine Chemicals	(3,223)	(971)	(5,158)	(3,706)
Corporate & other	(57)	32	282	68

Total minority interests in income of consolidated subsidiaries	$(5,396)	$(2,746)	$(8,981)	$(7,697)

Equity in net income of unconsolidated investments:
Polymer Additives	$1,205	$1,776	$2,677	$3,291
Catalysts	7,488	4,976	13,054	9,800
Fine Chemicals	—	—	—	—
Corporate & other	(27)	(31)	(37)	(9)

Total equity in net income of unconsolidated investments	$8,666	$6,721	$15,694	$13,082

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Segment income:
Polymer Additives	$26,452	$35,280	$56,204	$71,003
Catalysts	43,008	32,411	94,730	71,816
Fine Chemicals	24,450	26,282	45,995	48,794

Total segment income	93,910	93,973	196,929	191,613
Corporate & other	(12,850)	(10,795)	(25,334)	(25,433)
Severance charges	—	—	(3,278)	—
Dayton facility closure charge	—	(4,944)	—	(4,944)
Interest and financing expenses	(8,441)	(10,417)	(18,657)	(19,327)
Other income, net	1,938	1,631	4,784	2,583
Income tax expense	(12,902)	(15,585)	(29,528)	(32,521)

Net income	$61,655	$53,863	$124,916	$111,971

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$3,435	$2,988	$6,302	$5,920
Interest cost	7,941	7,312	15,875	14,525
Expected return of assets	(10,430)	(9,724)	(20,992)	(19,452)
Plan curtailment	(172)	—	(172)	—
Net transition asset	(3)	(4)	(5)	(6)
Prior service benefit	(250)	(251)	(506)	(505)
Net loss	2,057	2,990	3,914	5,912

Total net periodic pension benefit cost	$2,578	$3,311	$4,416	$6,394

We have determined that the expected 2008 contributions to our domestic and foreign qualified and nonqualified pension plans will approximate $9.0 million. We made $4.5 million in contributions to our pension plans during the six-month period ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$102	$103	$223	$295
Interest cost	792	984	1,655	1,963
Expected return of assets	(143)	(138)	(286)	(277)
Plan elimination gain*	—	—	—	(2,107)
Prior service benefit	(2,400)	(976)	(4,799)	(1,953)
Net loss	62	135	176	254

Total net periodic postretirement benefit (credit) cost	$(1,587)	$108	$(3,031)	$(1,825)

*	During the six-month period ended June 30, 2007, a postretirement medical plan in the Netherlands was eliminated resulting in a gain of $2.1 million (pre-tax). This plan elimination was consistent with the change in the Netherlands law and follows the process of collective bargaining. We assumed the obligation of this postretirement medical plan in connection with the 2004 acquisition of the refinery catalysts business, which would have been effective for certain employees in the Netherlands who retired after August 2009.

14. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. The Statement applies to other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of the Statement on January 1, 2009 is not expected to have a material impact on our consolidated financial statements. On January 1, 2008, we adopted the portion of SFAS No. 157 that was not delayed, and since our existing fair value measurements are consistent with the guidance of the Statement, the partial adoption of the Statement did not have a material impact on our consolidated financial statements.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

	June 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
	(In thousands)
Assets:
Investments under executive deferred compensation plan (1)	$17,310	$17,310	$—
Equity securities (2)	$14	$14	$—

Liabilities:
Obligations under executive deferred compensation plan (1)	$17,310	$17,310	$—
Foreign currency exchange contracts (3)	$11	$—	$11

(1)

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was credited to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with Emerging Issues Task Force, or EITF, Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(2)

Our investments in equity securities are classified as available-for-sale, and are recorded as “Investments” in the condensed consolidated balance sheets. The changes in fair value of are included in “Accumulated other comprehensive income” in shareholder’s equity. The securities are classified within Level 1.

(3)

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.

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

15. On June 30, 2008, we acquired the remaining 25% of our majority owned Polymer Additives business segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Co., Ltd. and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. The acquisition of the remaining interests totaled approximately $19.9 million. The preliminary purchase price allocation included amortizable intangible assets of $12.5 million and goodwill of $2.4 million. During the six-month period ended June 30, 2008, we also made payments of $0.1 million associated with the prior July 31, 2007 acquisition of controlling interests in the joint ventures.

16. Recently Issued Accounting Pronouncements

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively. We have not yet determined what impact the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

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

Second Quarter 2008

During the second quarter of 2008:

•	quarterly Polymer Additives segment net sales increased to a record $260.5 million;

•	quarterly Catalysts segment income margin increased over 500 basis points to 20.6% from 15.6% compared to the same period last year;

•

we acquired the remaining 25% of our majority owned Polymer Additives business segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited, or the Jinhai antioxidants business;

•	we signed a non-binding letter of intent to acquire Sorbent Technologies Corporation, a full-service mercury control provider for coal fired power plants; and

•	we announced the relocation of our corporate headquarters to Baton Rouge, Louisiana from Richmond, Virginia.

Outlook

Based on fundamental business prospects, we remain optimistic that each of our businesses will experience above trend top-line growth. We are experiencing dramatic cost increases in raw materials and energy in all of our businesses that continue to pressure operating margins and we will continue to work with our customer base to pass through these rapidly escalating costs. For the year we now expect raw material and energy inflation to exceed $220 million year over year with the majority of this cost occurring in the second half. We believe margin compression due to the rampant raw material and energy cost inflation has been the most challenging issue facing our businesses and remains our most important area of focus for the remainder of 2008.

Polymer Additives: We expect growth of our Polymer Additives segment over time to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. For 2008, we expect modest volume growth from an improved supply demand equation for electronics partially offset by prolonged weakness in the automotive and construction markets. We continue to work to achieve pricing initiatives to offset the substantial increases in raw material and energy costs.

We are increasing our presence in China with expansions underway that we believe will help us grow our business in Asia. We completed our acquisition of 100% ownership in the Jinhai antioxidants business. Our technology center in Nanjing provides technical support for our Polymer Additives customers in the Asia-Pacific region. The construction of our phosphorous flame retardant plant in Nanjing was completed on schedule and is now operational. Phosphorous flame-retardants produced at this site will serve the rapidly growing Asia-Pacific construction and electronic markets.

New product development momentum continues in Polymer Additives. The trend in some electronic components toward halogen free flame retardants is creating certain challenges, but also numerous development opportunities with our diverse customer base. We have begun marketing a new technical innovation in our mineral flame retardant business.

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

With oil prices at current levels, we believe refiners will process more sour crudes, which will require additional HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. The HPC catalysts expansion at our Bayport, Texas facility became operational in March 2008. This plant expansion adds approximately 10,000 metric tons to our capacity, more than double the capacity formerly at our Bayport site, and increases our global HPC capacity (including capacity at our joint venture Nippon Ketjen) by approximately 30%. We believe this will provide us with the capacity to meet the strong growth in demand through 2010 that we expect in this business. We continue to believe we will need to add additional HPC capacity in 2010 due to expected increased demand.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. While we believe there remains room for further margin improvement, we believe to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. Our FCC business continues to be faced with substantial raw material cost increases related to energy, metals, imported rare earths, and transportation costs. While we believe that our price increases will help these increased costs, we cannot guarantee that these price increases will continue to offset these costs in the future.

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to exploit our research capabilities to explore new opportunities for our catalysts in the alternative fuels business which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil remains at historically high levels. We were recently awarded a multi-year order to produce catalysts made exclusively for Neste Oil Oyj, Finland for use in their NExBTL renewable raw material diesel process.

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

Corporate and Other: We continue to focus on reducing selling, general and administrative costs, working capital, repaying debt, and increasing our tax efficiency in 2008. We believe our global effective tax rate will approximate 20%, but will vary based on the locales in which incremental income is actually earned. Anticipating the increased material cost we are experiencing and the difficult economic outlook, we continue to restrict discretionary spending company-wide. We maintain our intense focus on this area and have undertaken several company-wide cost efficiency initiatives as it relates to our operational and transactional processing efficiency. Notwithstanding these pressures, we have increased our quarterly dividend payout in 2008 to $0.12 per share. In addition, under our existing share repurchase program, we expect to accelerate the amount of shares repurchased in 2008 as compared to 2007. During the first half of 2008, we repurchased approximately 4.1 million shares of our common stock for approximately $151 million. In addition, we remain committed to evaluating the merits of potential acquisition opportunities that complement our business footprint.

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

Second Quarter 2008 Compared with Second Quarter 2007

Selected Financial Data (Unaudited)
	Three Months Ended June 30,		Percentage Change
	2008	2007	2008 vs. 2007
	(In millions, except percentages and per share amounts)
NET SALES	$620.8	$563.8	10%
Cost of goods sold	457.8	410.4	12%

GROSS PROFIT	163.0	153.4	6%
GROSS PROFIT MARGIN	26.3%	27.2%

Selling, general and administrative expenses	67.6	59.3	14%
Research and development expenses	17.6	14.9	18%
Dayton facility closure charge	—	4.9	*

OPERATING PROFIT	77.8	74.3	5%
OPERATING PROFIT MARGIN	12.5%	13.2%
Interest and financing expenses	(8.4)	(10.4)	(19)%
Other income, net	1.9	1.6	19%

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	71.3	65.5	9%
Income tax expense	12.9	15.6	(17)%
Effective tax rate	18.1%	23.8%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	58.4	49.9	17%
Minority interests in income of consolidated subsidiaries (net of tax)	(5.4)	(2.7)	100%
Equity in net income of unconsolidated investments (net of tax)	8.7	6.7	30%

NET INCOME	$61.7	$53.9	14%

PERCENTAGE OF NET SALES	9.9%	9.6%

Basic earnings per share	$0.68	$0.57	19%

Diluted earnings per share	$0.67	$0.55	22%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended June 30, 2008, we recorded net sales of $620.8 million, a 10% increase compared to net sales of $563.8 million for the three-month period ended June 30, 2007. This increase was due primarily to improved pricing and product mix in all segments. Price and product mix had a positive impact on sales of 6% and foreign currency contributed 4% of an improvement in net sales compared to the same period last year.

Polymer Additives net sales increased $36.5 million, or 16%, for the three-month period ended June 30, 2008 compared to the same period in 2007. Compared to the same period last year, volumes contributed 10% of the increase, foreign currency 5% and price and product mix 1%. Catalysts net sales increased nominally compared to the same period last year due mainly to price and product mix improvements contributing 8% and foreign currency contributions of 3%, partially offset by volumes negatively impacting net sales by 11%. Fine Chemicals net sales increased $19.5 million, or 15%, compared to the same period last year primarily due to improvements in price and product mix contributing 12% and foreign currency contributions of 4%, and is partially offset by volumes negatively impacting net sales by 1%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended June 30, 2008, our gross profit increased $9.6 million, or 6%, to $163.0 million from the corresponding 2007 period due to improved pricing and product mix, favorable foreign currency exchange rates, partially offset by increased raw material and other costs. Our gross profit margin for the three-month period ended June 30, 2008, decreased to 26.3% from 27.2% for the corresponding period in 2007 due to increased raw material, energy and other costs.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2008, our selling, general and administrative expenses increased $8.3 million, or 14%, from the three-month period ended June 30, 2007. This increase was primarily due to an increase in employee-related costs including salaries, wages and benefits.

Research and Development Expenses

For the three-month period ended June 30, 2008, our research and development expenses increased $2.7 million, or 18%, from the three-month period ended June 30, 2007. This increase was primarily due to higher investments in new catalyst technologies to satisfy the expanding needs in both traditional and alternative fuels markets as well as to develop new fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2008 decreased $2.0 million to $8.4 million from the corresponding 2007 period due to lower interest rates partially offset by higher average outstanding debt levels.

Other Income, Net

Other income, net for the three-month period ended June 30, 2008 increased $0.3 million to $1.9 million from the corresponding 2007 period due primarily to an increase in foreign currency exchange gains and interest income.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended June 30, 2008, our effective income tax rate was 18.1% as compared to 23.8% for the three-month period ended June 30, 2007. Based on our current level and location of income we anticipate that our effective tax rate for 2008 will approximate 20%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended June 30, 2008 and 2007 are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.9
Impact of foreign operations, net	(15.4)	(10.6)
Depletion	(1.7)	(1.5)
Effect of minority interests in income of consolidated subsidiaries	(0.6)	(0.8)
Other items, net	0.5	0.8

Effective income tax rate	18.1%	23.8%

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended June 30, 2008, minority interests’ share of net income was $5.4 million compared to $2.7 million in the same period last year. This increase of $2.7 million is due primarily to improved earnings of Jordan Bromine Company Limited, or JBC, as a result of an increase in sales volumes.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $8.7 million for the three-month period ended June 30, 2008 compared to $6.7 million in the same period last year. This increase of $2.0 million is due primarily to increased equity earnings from our Catalysts segment joint ventures Nippon Ketjen and Eurecat S.A., as a result of increased volumes.

Net Income

Our net income increased to $61.7 million in the three-month period ended June 30, 2008 from $53.9 million in the three-month period ended June 30, 2007 primarily due to improved operating results from our Catalysts segment, a decrease in interest and financing expenses and a lower effective tax rate due to a more favorable mix of income earned in lower tax jurisdictions. In addition, the three-month period ended June 30, 2007 includes a charge of $4.9 million ($3.2 million after income taxes) that relates to the closure of our Dayton, Ohio fine chemistry facility. These increases were partially offset by segment income declines in our Polymer Additives and Fine Chemicals segments due primarily to higher raw material, energy and other costs.

Segment Information Overview. We have identified three reportable segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by minority interests in income of our consolidated subsidiaries, Stannica LLC and JBC. Following the July 31, 2007 acquisition of controlling interests in the Jinhai antioxidants business in China, the joint ventures were accounted for as consolidated subsidiaries with minority interests in income recorded for the remaining 25% ownership maintained by a third party. Effective June 30, 2008, we acquired the remaining 25% of the Jinhai antioxidants business. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

	Three Months Ended June 30,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:
Polymer Additives	$260.5	41.9%	$224.0	39.7%	16%
Catalysts	208.4	33.6%	207.4	36.8%	—%
Fine Chemicals	151.9	24.5%	132.4	23.5%	15%

Total net sales	$620.8	100.0%	$563.8	100.0%	10%

Segment operating profit:
Polymer Additives	$27.4	10.5%	$35.3	15.8%	(22)%
Catalysts	35.5	17.0%	27.4	13.2%	30%
Fine Chemicals	27.7	18.2%	27.3	20.6%	1%

Subtotal	$90.6		$90.0		1%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(2.1)		$(1.8)		17%
Catalysts	—		—		—%
Fine Chemicals	(3.3)		(1.0)		230%
Corporate & other	—		0.1		*

Total minority interests in income of consolidated subsidiaries	$(5.4)		$(2.7)		100%

Equity in net income of unconsolidated investments:
Polymer Additives	$1.2		$1.8		(33)%
Catalysts	7.5		5.0		50%
Fine Chemicals	—		—		—%
Corporate & other	—		(0.1)		*

Total equity in net income of unconsolidated investments	$8.7		$6.7		30%

Segment income:
Polymer Additives	$26.5	10.2%	$35.3	15.8%	(25)%
Catalysts	43.0	20.6%	32.4	15.6%	33%
Fine Chemicals	24.4	16.1%	26.3	19.9%	(7)%

Total segment income	93.9		94.0		—%
Corporate & other	(12.8)		(10.8)		19%
Dayton facility closure charge	—		(4.9)		*
Interest and financing expenses	(8.4)		(10.4)		(19)%
Other income, net	1.9		1.6		19%
Income tax expense	(12.9)		(15.6)		(17)%

Net income	$61.7		$53.9		14%

*	Calculation is not meaningful.

Polymer Additives

The Polymer Additives segment delivered record net sales for the three-month period ended June 30, 2008 of $260.5 million, up $36.5 million, or 16%, versus the three-month period ended June 30, 2007. Net sales increased in our flame retardant portfolio primarily due to higher volumes and favorable foreign currency exchange rates. Net sales improved in stabilizers and curatives due to the effects of increased volumes. Segment income declined 25%, or $8.8 million, to $26.5 million due mainly to higher raw material, energy and other costs, partially offset by favorable foreign currency exchange rates and improved brominated flame retardant product volumes for the three-month period ended June 30, 2008, as compared to the three-month period ended June 30, 2007.

Catalysts

Our Catalysts segment generated net sales for the three-month period ended June 30, 2008 of $208.4 million, a nominal increase versus the three-month period ended June 30, 2007. This increase was due primarily to favorable foreign currency exchange rates, improved pricing offset by decreased volumes in FCC refinery catalysts, and improved pricing in HPC refinery catalysts as a result of our ability to pass-through to our customers higher raw material and energy costs offset by decreased volumes. Segment income increased 33%, or $10.6 million, to $43.0 million for the three-month period ended June 30, 2008, compared to the same period in 2007, due mainly to improved pricing in FCC refinery catalysts and increased earnings from our joint ventures Nippon Ketjen and Eurecat S.A.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended June 30, 2008 were $151.9 million, an increase of $19.5 million, or 15%, versus the three-month period ended June 30, 2007. This increase was due mainly to an increase in volumes from our bromine portfolio and improved pricing and product mix across fine chemistry services. Segment income for the three-month period ended June 30, 2008 was $24.4 million, down $1.9 million, or 7% from the three-month period ended June 30, 2007, due mainly to an increase in raw material and other costs, partially offset by improved pricing and product mix.

Corporate and other

For the three-month period ended June 30, 2008, our Corporate and other expenses increased $2.0 million, or 19%, to $12.8 million from the three-month period ended June 30, 2007. This increase was primarily due to an increase in certain employee benefit expenses.

Six-Months 2008 Compared with Six-Months 2007

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2008	2007	2008 vs. 2007
	(In millions, except percentages and per share amounts)
NET SALES	$1,288.9	$1,153.1	12%
Cost of goods sold	958.5	839.9	14%

GROSS PROFIT	330.4	313.2	5%
GROSS PROFIT MARGIN	25.6%	27.2%

Selling, general and administrative expenses	131.1	121.8	8%
Research and development expenses	34.4	30.6	12%
Severance charges	3.3	—	*
Dayton facility closure charge	—	4.9	*

OPERATING PROFIT	161.6	155.9	4%
OPERATING PROFIT MARGIN	12.5%	13.5%
Interest and financing expenses	(18.7)	(19.3)	(3)%
Other income, net	4.8	2.5	92%

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	147.7	139.1	6%
Income tax expense	29.5	32.5	(9)%
Effective tax rate	20.0%	23.4%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	118.2	106.6	11%
Minority interests in income of consolidated subsidiaries (net of tax)	(9.0)	(7.7)	17%
Equity in net income of unconsolidated investments (net of tax)	15.7	13.1	20%

NET INCOME	$124.9	$112.0	12%

PERCENTAGE OF NET SALES	9.7%	9.7%

Basic earnings per share	$1.36	$1.18	15%

Diluted earnings per share	$1.34	$1.15	17%

*	Calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2008, we recorded net sales of $1,288.9 million, a 12% increase compared to net sales of $1,153.1 million for the six-month period ended June 30, 2007. This increase was due primarily to improved pricing and product mix in all segments. Price and product mix had a positive impact on sales of 6%, foreign currency contributed 4%, and volume resulted in a 2% improvement in net sales compared to the same period last year.

Polymer Additives net sales increased $66.8 million, or 15%, for the six-month period ended June 30, 2008 compared to the same period in 2007. Compared to the same period last year, volumes contributed 9% of the increase, foreign currency 5% and price and product mix 1%. Catalysts net sales increased $41.2 million, or 9%, compared to the same period last year due mainly to price and product mix improvements contributing 9%, foreign currency 4%, and is partially offset by volumes which negatively impacted net sales by 4%. Fine Chemicals net sales increased $27.8 million, or 10%, compared to the same period last year primarily due to improvements in price and product mix contributing 7% and foreign currency contributions of 3%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the six-month period ended June 30, 2008, our gross profit increased $17.2 million, or 5%, to $330.4 million from the corresponding 2007 period due to improved pricing and product mix, favorable foreign currency exchange rates, partially offset by increased raw material and other costs. Our gross profit margin for the six-month period ended June 30, 2008 decreased to 25.6% from 27.2% for the corresponding period in 2007 due to increased raw material, energy and other costs.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2008, our selling, general and administrative expenses increased $9.3 million, or 8%, from the six-month period ended June 30, 2007. This increase was primarily due to an increase in employee related costs including salaries, wages and benefits.

Research and Development Expenses

For the six-month period ended June 30, 2008, our research and development expenses increased $3.8 million, or 12%, from the six-month period ended June 30, 2007. This increase was primarily due to higher investments in new catalyst technologies to satisfy the expanding needs in both traditional and alternative fuels markets as well as to develop new fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2008 decreased $0.6 million to $18.7 million from the corresponding 2007 period due to lower interest rates partially offset by higher average outstanding debt levels.

Other Income, Net

Other income, net for the six-month period ended June 30, 2008 increased $2.3 million to $4.8 million from the corresponding 2007 period due primarily to an increase in foreign currency exchange gains and interest income.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the six-month period ended June 30, 2008, our effective income tax rate was 20.0% as compared to 23.4% for the six-month period ended June 30, 2007.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the six-month periods ended June 30, 2008 and 2007 are as follows:

	% of Income Before Income Taxes
	Six Months Ended June 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.4	0.6
Impact of foreign operations, net	(14.2)	(11.5)
Depletion	(1.4)	(1.4)
Effect of minority interests in income of consolidated subsidiaries	(0.6)	(0.8)
Other items, net	0.8	1.5

Effective income tax rate	20.0%	23.4%

Minority Interests in Income of Consolidated Subsidiaries

For the six-month period ended June 30, 2008, minority interests’ share of net income was $9.0 million compared to $7.7 million in the same period last year. This increase of $1.3 million is due primarily to improved earnings of JBC as a result of an increase in sales volumes.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $15.7 million for the six-month period ended June 30, 2008 compared to $13.1 million in the same period last year. This increase of $2.6 million is due primarily to increased equity earnings from our Catalysts segment joint ventures Nippon Ketjen and Eurecat S.A., as a result of increased volumes.

Net Income

Our net income increased to $124.9 million in the six-month period ended June 30, 2008 from $112.0 million in the six-month period ended June 30, 2007 primarily due to improved operating results from our Catalysts segment, favorable foreign currency exchange gains and a lower effective tax rate due to a more favorable mix of income earned in lower tax jurisdictions.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:
Polymer Additives	$505.1	39.2%	$438.3	38.0%	15%
Catalysts	484.5	37.6%	443.3	38.4%	9%
Fine Chemicals	299.3	23.2%	271.5	23.6%	10%

Total net sales	$1,288.9	100.0%	$1,153.1	100.0%	12%

Segment operating profit:
Polymer Additives	$57.6	11.4%	$71.8	16.4%	(20)%
Catalysts	81.7	16.9%	62.0	14.0%	32%
Fine Chemicals	51.2	17.1%	52.5	19.3%	(2)%

Subtotal	$190.5		$186.3		2%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(4.1)		$(4.1)		—%
Catalysts	—		—		—%
Fine Chemicals	(5.2)		(3.7)		41%
Corporate & other	0.3		0.1		*

Total minority interests in income of consolidated subsidiaries	$(9.0)		$(7.7)		17%

Equity in net income of unconsolidated investments:
Polymer Additives	$2.7		$3.3		(18)%
Catalysts	13.0		9.8		33%
Fine Chemicals	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	$15.7		$13.1		20%

Segment income:
Polymer Additives	$56.2	11.1%	$71.0	16.2%	(21)%
Catalysts	94.7	19.5%	71.8	16.2%	32%
Fine Chemicals	46.0	15.4%	48.8	18.0%	(6)%

Total segment income	196.9		191.6		3%
Corporate & other	(25.3)		(25.4)		—%
Severance charges	(3.3)		—		*
Dayton facility closure charge	—		(4.9)		*
Interest and financing expenses	(18.7)		(19.3)		(3)%
Other income, net	4.8		2.5		92%
Income tax expense	(29.5)		(32.5)		(9)%

Net income	$124.9		$112.0		12%

*	Calculation is not meaningful.

Polymer Additives

The Polymer Additives segment delivered net sales for the six-month period ended June 30, 2008 of $505.1 million, up $66.8 million, or 15%, versus the six-month period ended June 30, 2007. Net sales increased in our flame retardant portfolio primarily due to higher volumes and favorable foreign currency exchange rates partially offset by slightly lower pricing due to product mix. Net sales improved in stabilizers and curatives primarily due to the effects of increased volumes. Segment income declined 21%, or $14.8 million, to $56.2 million due mainly to higher raw material, energy and other costs, partially offset by favorable foreign currency exchange rates, for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007.

Catalysts

Our Catalysts segment generated net sales for the six-month period ended June 30, 2008 of $484.5 million, an increase of $41.2 million, or 9%, versus the six-month period ended June 30, 2007. This increase was due primarily to improved pricing partially offset by decreased volumes in FCC refinery catalysts, improved product pricing and mix in HPC refinery catalysts, including our ability to pass-through to our customers higher raw material and energy costs, favorable foreign currency exchange rates, partially offset by decreased volumes. Segment income increased 32%, or $22.9 million, to $94.7 million for the six-month period ended June 30, 2008 compared to the same period in 2007, due mainly to improved product pricing and mix in polyolefin catalysts, improved pricing in FCC refinery catalysts and favorable foreign currency exchange rates, partially offset by higher raw material, energy and other costs.

Fine Chemicals

Fine Chemicals segment net sales for the six-month period ended June 30, 2008 were $299.3 million, an increase of $27.8 million, or 10%, versus the six-month period ended June 30, 2007. This increase was due mainly to improved pricing and product mix across fine chemistry services, an increase in volumes from our bromine portfolio and favorable foreign currency exchange rates. Segment income for the six-month period ended June 30, 2008 was $46.0 million, down $2.8 million, or 6% from the six-month period ended June 30, 2007 due mainly to higher raw material, energy and other costs partially offset by improved product pricing and mix and favorable foreign currency exchange rates.

Corporate and other

For the six-month period ended June 30, 2008, our Corporate and other expenses decreased nominally to $25.3 million from the six-month period ended June 30, 2007.

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

Cash Flow

Our cash balance increased by $37.9 million to $168.5 million at June 30, 2008 from $130.6 million at December 31, 2007. For the six-month period ended June 30, 2008, our operations provided $94.6 million of cash compared to $85.6 million in the six-month period ended June 30, 2007. This increase of $9.0 million is primarily due to increased profitability as well as an increase in accounts payable, accrued expenses and income taxes payable, and is partially offset by an increase in accounts receivable and inventory. Cash flows from operating activities funded investing activities of $59.4 million, which consisted principally of acquisitions and capital expenditures for plant machinery and equipment improvements. Remaining cash flows from operating activities and net proceeds from borrowings of $164.3 million were used to purchase common stock ($151.1 million) and pay quarterly dividends to shareholders ($20.5 million).

Net current assets increased $123.7 million to $774.2 million at June 30, 2008 from $650.5 million at December 31, 2007. The increase in net current assets was due primarily to an increase in cash and inventory partially offset by an increase in accounts payable. The increase in inventory was primarily a result of an increase in raw material and input costs.

Capital expenditures for the six-month period ended June 30, 2008 of $40.2 million were used for plant machinery and equipment improvements. We expect our capital expenditures to be approximately $90 to $100 million in 2008. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of June 30, 2008, we were, and currently are, in compliance with all of our senior notes covenants.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $449.3 million at June 30, 2008. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 3.06% at June 30, 2008.

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

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined. We believe that as of June 30, 2008, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $869.8 million at June 30, 2008, compared to $707.3 million at December 31, 2007. In addition, at June 30, 2008, we had the ability to borrow an additional $220.0 million under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $63.8 million at June 30, 2008. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	3Q 2008	4Q 2008	Sub-total 2008	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$8,020	$3,642	$11,662	$9,713	$4,859	$5,119	$5,396	$499,792	$338,960
Capital lease obligation	—	1,754	1,754	3,660	3,871	4,095	2,136	—	—
Expected interest payments on long-term debt obligations*	8,126	9,455	17,581	33,471	31,381	29,454	21,622	17,698	17,003
Operating lease obligations (rental)	2,491	2,491	4,982	8,066	6,586	4,616	3,245	2,437	19,720
Take or pay / throughput agreements**	90,170	90,169	180,339	58,440	11,726	8,194	4,887	4,824	12,487
Letters of credit and guarantees	3,260	9,620	12,880	33,246	9,757	2,068	123	—	5,737
Capital projects	17,496	10,741	28,237	8,112	1,576	1,182	—	—	—
Additional investment commitment payments	—	50	50	21	20	—	—	—	—

Total	$129,563	$127,922	$257,485	$154,729	$69,776	$54,728	$37,409	$524,751	$393,907

*	These amounts are based on a weighted-average interest rate of 3.0% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.0% for our remaining long-term debt obligations and capital lease for 2008. The weighted average rate for years 2009 and thereafter is 3.0% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.6% for our remaining long-term debt obligations and capital lease.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the expected 2008 contributions to our domestic and foreign qualified and nonqualified pension plans will approximate $9.0 million. We made $4.5 million in contributions to our pension plans during the six-month period ended June 30, 2008.

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

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $107.2 million and $103.5 million at December 31, 2007 and June 30, 2008, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $50.0 million and $45.1 million at December 31, 2007 and June 30, 2008, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

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

We had outstanding variable interest rate borrowings at June 30, 2008 of $500.7 million, bearing an average interest rate of 3.14%. A hypothetical 10% change (approximately 30 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.6 million as of June 30, 2008. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At June 30, 2008, there were losses of approximately $1.4 million ($0.9 million after income taxes) in accumulated other comprehensive income that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At June 30, 2008, there were no natural gas hedge contracts outstanding and no natural gas contracts were purchased in the three-month period ended June 30, 2008. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The annual meeting of our shareholders was held on April 30, 2008. As of the record date for the annual meeting, there were 91,407,676 shares of common stock outstanding and entitled to vote, of which 79,616,533 were represented in person or by proxy at the annual meeting. The voting shareholders elected the directors named in our Proxy Statement sent to shareholders in connection with the annual meeting with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Withheld Votes
Mark C. Rohr	79,269,277	347,256
J. Alfred Broaddus, Jr.	79,485,008	131,525
William M. Gottwald	79,282,193	334,340
R. William Ide III	79,214,696	401,837
Richard L. Morrill	79,207,720	408,813
John Sherman, Jr.	79,225,315	391,218
Anne M. Whittemore	78,994,710	621,823
Charles E. Stewart	79,290,214	326,319
Harriett Tee Taggart	79,495,549	120,984

In addition, shareholders ratified the appointment of our independent registered public accounting firm. Votes cast with respect to the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for 2008 were as follows:

Votes for	79,258,470
Votes against	332,428
Votes abstain	25,635

Total	79,616,533

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

Item 5.	Other Information.

Effective July 1, 2008, we adopted an addendum to our relocation policy in connection with our headquarters’ move from Richmond, Virginia to Baton Rouge, Louisiana. Subject to certain conditions, employees who are employed and whose jobs are located in Richmond, Virginia, including our named executive officers, who elect to permanently transfer as a result of the relocation, will receive supplemental funds related to the sale of their Richmond home equal to 35% of base pay, with a minimum of $30,000. This policy is effective until April 30, 2009. A copy of the Addendum is attached hereto as Exhibit 10.33 and incorporated herein by reference.

Item 6.	Exhibits.

(a) Exhibits

10.33	Employee Relocation Policy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: August 7, 2008	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)