Form 10-Q
period 2008-09-30
ALBEMARLE CORP
filed 2008-11-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

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

Registrant’s telephone number, including area code - (225) 388-8011

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

Number of shares of common stock, $.01 par value, outstanding as of November 1, 2008: 91,212,863

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$660,463	$583,981	$1,949,390	$1,737,031
Cost of goods sold	506,280	431,019	1,464,815	1,270,898

Gross profit	154,183	152,962	484,575	466,133
Selling, general and administrative expenses	59,899	61,004	191,016	182,745
Research and development expenses	17,392	15,422	51,785	46,057
Severance charges (Note 2)	—	—	3,278	—
Dayton facility closure charge (Note 2)	—	—	—	4,944

Operating profit	76,892	76,536	238,496	232,387
Interest and financing expenses	(9,815)	(9,500)	(28,472)	(28,827)
Other (expenses) income, net	(2,718)	828	2,066	3,411

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	64,359	67,864	212,090	206,971
Income tax expense	9,878	10,433	39,406	42,954

Income before minority interests and equity in net income of unconsolidated investments	54,481	57,431	172,684	164,017
Minority interests in income of consolidated subsidiaries (net of tax)	(4,587)	(4,613)	(13,568)	(12,310)
Equity in net income of unconsolidated investments (net of tax)	6,281	6,281	21,975	19,363

Net income	$56,175	$59,099	$181,091	$171,070

Basic earnings per share	$0.62	$0.62	$1.98	$1.80

Diluted earnings per share	$0.61	$0.61	$1.95	$1.76

Cash dividends declared per share of common stock (Note 6)	$0.12	$—	$0.36	$0.315

Weighted-average common shares outstanding—basic	91,074	95,245	91,535	95,269

Weighted-average common shares outstanding—diluted	92,265	97,106	92,774	97,288

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$207,211	$130,551
Trade accounts receivable, less allowance for doubtful accounts (2008—$989; 2007—$847)	394,879	370,676
Other accounts receivable	54,825	54,686
Inventories (Note 8)	521,257	472,826
Deferred income taxes and prepaid expenses	36,398	24,699

Total current assets	1,214,570	1,053,438

Property, plant and equipment, at cost	2,365,221	2,314,509
Less accumulated depreciation and amortization	1,331,404	1,275,966

Net property, plant and equipment	1,033,817	1,038,543
Prepaid pension assets	72,039	67,273
Investments	138,845	128,170
Other assets	99,685	101,487
Goodwill	287,496	270,185
Other intangibles, net of amortization	175,137	171,354

Total assets	$3,021,589	$2,830,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$192,210	$198,817
Accrued expenses	139,888	155,365
Current portion of long-term debt	24,614	16,627
Dividends payable	9,684	8,177
Income taxes payable	11,014	23,931

Total current liabilities	377,410	402,917

Long-term debt	944,026	707,311
Postretirement benefits	42,334	43,159
Pension benefits	56,174	57,139
Other noncurrent liabilities	224,410	234,530
Deferred income taxes	123,474	107,089
Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, $.01 par value, issued and outstanding— 91,193 in 2008 and 94,734 in 2007	912	947
Additional paid-in capital	6,198	154,451
Accumulated other comprehensive income	76,355	99,885
Retained earnings	1,170,296	1,023,022

Total shareholders’ equity	1,253,761	1,278,305

Total liabilities and shareholders’ equity	$3,021,589	$2,830,450

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash and cash equivalents at beginning of year	$130,551	$149,499

Cash flows from operating activities:
Net income	181,091	171,070
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	81,555	79,824
Stock-based compensation expense	13,785	13,455
Excess tax benefits realized from stock-based compensation arrangements	(7,688)	(20,471)
Minority interests in income of consolidated subsidiaries	13,568	12,310
Equity in net income of unconsolidated investments	(21,975)	(19,363)
Dividends received from unconsolidated investments and nonmarketable securities	8,737	6,894
Severance charges	3,278	—
Dayton facility closure charge	—	4,944
Postretirement plan elimination gain	—	(2,107)
Working capital changes	(116,036)	(77,743)
Pension and postretirement expense	1,922	10,032
Pension and postretirement contributions	(9,005)	(4,882)
Net change in noncurrent environmental liabilities	(2,658)	(5,085)
Withholding taxes paid on stock-based compensation award distributions	(11,106)	(3,819)
Deferred income taxes	9,938	(11,950)
Other, net	4,220	(2,493)

Net cash provided from operating activities	149,626	150,616

Cash flows from investing activities:
Capital expenditures	(63,467)	(71,262)
Cash transferred and payments related to the Thann facility divestiture	(2,556)	(7,876)
Acquisitions, net of $307 and $3,880 cash acquired in 2008 and 2007, respectively	(57,283)	(17,444)
Collection of note receivable from sale of land	6,000	—
Investments in marketable securities	(1,894)	(4,063)
Investments in other corporate investments	(49)	(84)
Proceeds from sale of marketable securities	—	414

Net cash used in investing activities	(119,249)	(100,315)

Cash flows from financing activities:
Repayments of long-term debt	(42,605)	(129,246)
Proceeds from borrowings	285,303	78,125
Dividends paid to shareholders	(31,394)	(30,172)
Purchases of common stock	(163,502)	(51,956)
Proceeds from exercise of stock options	3,931	20,459
Excess tax benefits realized from stock-based compensation arrangements	7,688	20,471
Dividends paid to minority interests	(11,836)	(11,888)
Other	(107)	(1,153)

Net cash provided from (used in) financing activities	47,478	(105,360)

Net effect of foreign exchange on cash and cash equivalents	(1,195)	6,841

Increase (decrease) in cash and cash equivalents	76,660	(48,218)

Cash and cash equivalents at end of period	$207,211	$101,281

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$56,175	$59,099	$181,091	$171,070
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on marketable equity securities	(2)	—	(2)	21
Reclassification adjustment for realized gain on sale of securities included in net income	—	—	—	(203)
Amortization of realized loss on treasury lock agreements	35	40	105	110
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost	(399)	1,451	(1,249)	3,811
Net prior service cost arising during period	—	—	—	(32)
Net benefit plan gain (loss) arising during period	—	—	152	(209)
Foreign currency translation	(91,212)	35,213	(22,536)	49,485

Other comprehensive (loss) income	(91,578)	36,704	(23,530)	52,983

Comprehensive (loss) income	$(35,403)	$95,803	$157,561	$224,053

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of September 30, 2008 and December 31, 2007, and our condensed consolidated results of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2008 and 2007, and our condensed consolidated cash flows for the nine-month periods ended September 30, 2008 and 2007. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission, or the SEC, on February 29, 2008. The December 31, 2007 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The nine-month period ended September 30, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes, or $0.02 per share) that relate to personnel reductions at the Company’s Richmond, Virginia headquarters and Singapore sales office.

The nine-month period ended September 30, 2007 includes a charge amounting to $4.9 million ($3.2 million after income taxes, or $0.03 per share) that related to the closure of our Dayton, Ohio fine chemistry facility. We moved the operations of this cGMP (pharmaceutical-grade) pilot plant to our multi-scale cGMP manufacturing facility in South Haven, Michigan to more efficiently utilize equipment and staffing at the two sites. The pre-tax charge is composed of $3.4 million to write-off net asset values and $1.5 million for other closure costs. The charge and related assets and liabilities are reported in our Fine Chemicals segment under Statement of Financial Accounting Standards, or SFAS, No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

3. Our consolidated statements of income include the following foreign exchange transaction (losses) gains for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$(463)	$1,286	$1,712	$2,048
Other income, net	(3,581)	(737)	(1,823)	(1,427)

Total foreign exchange transaction (losses) gains	$(4,044)	$549	$(111)	$621

4. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and nine-month periods ended September 30, 2008 and 2007 are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.4	0.9	0.4	0.7
Impact of foreign operations, net	(18.4)	(9.4)	(15.5)	(10.9)
Tax rate changes	—	(3.4)	—	(1.1)
Depletion	(1.7)	(4.5)	(1.5)	(2.4)
Effect of minority interests in income of consolidated subsidiaries	(0.7)	(1.0)	(0.6)	(0.9)
Other items, net	0.7	(2.2)	0.8	0.4

Effective income tax rate	15.3%	15.4%	18.6%	20.8%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2000. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. We received tax assessments from the IRS for the years 2000 through 2004. We have taken the issues contested to the appeals process and anticipate a resolution within the next twelve months. The IRS began its examination of our income tax returns for years 2005 and 2006 during the second quarter of 2008 and has added our income tax return for the year 2007 to this examination cycle following the filing of the return in September 2008.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. We have received examination notifications from three jurisdictions. United Kingdom tax authorities are examining tax year 2003. The German tax authorities are examining tax years 2002 through 2005. Dutch tax authorities are examining tax years 2004 and 2005. During the three-month period ended September 30, 2008, the Belgian tax authorities completed their examination of tax years 2005 and 2006.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, ranging from approximately $12 million to $39 million as a result of settlements with taxing authorities, closure of tax statutes and/or resolution of issues at appeals within the next twelve months.

5. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and 2007 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$56,175	$59,099	$181,091	$171,070

Denominator:
Average number of shares of common stock outstanding	91,074	95,245	91,535	95,269

Basic earnings per share	$0.62	$0.62	$1.98	$1.80

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$56,175	$59,099	$181,091	$171,070

Denominator:
Average number of shares of common stock outstanding	91,074	95,245	91,535	95,269
Incremental shares under stock compensation plans	1,191	1,861	1,239	2,019

Total shares	92,265	97,106	92,774	97,288

Diluted earnings per share	$0.61	$0.61	$1.95	$1.76

6. Cash dividends declared for the nine-month period ended September 30, 2008 totaled 36.0 cents per share. Cash dividends declared for the three-month period ended September 30, 2008 totaled 12.0 cents per share, and included a dividend of 12.0 cents declared on July 30, 2008 and paid on October 1, 2008. Cash dividends declared for the nine-month period ended September 30, 2007 totaled 31.5 cents per share. There were no cash dividends declared in the three-month period ended September 30, 2007 due to the timing of the Board of Directors meetings.

7. On February 8, 2008, pursuant to a Stock Purchase Agreement, dated as of February 5, 2008, with each of (i) William M. Gottwald, John D. Gottwald and James T. Gottwald as Trustees of Floyd, Jr.’s Trust, or the Trust, under the will of Floyd D. Gottwald, (ii) Floyd D. Gottwald, Jr. and (iii) Westham Partners, L.P., we purchased an aggregate of 3,000,000 shares of common stock from the Trust, an aggregate of

300,000 shares of common stock from Floyd D. Gottwald, Jr., and an aggregate of 700,000 shares of common stock from Westham Partners, L.P., each at a purchase price of $37.2174 per share of common stock. We utilized availability under our March 2007 credit agreement for payment of the total purchase price of approximately $148.9 million for the 4,000,000 shares.

8. The following table provides a breakdown of inventories at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$360,656	$348,274
Raw materials	107,006	73,581
Stores, supplies and other	53,595	50,971

Total inventories	$521,257	$472,826

9. Long-term debt at September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Variable-rate domestic bank loans	$549,946	$327,917
Senior notes	324,789	324,764
Fixed rate foreign borrowings	52,051	53,804
Variable-rate foreign bank loans	26,348	—
Capital lease obligation	14,809	16,695
Miscellaneous	697	758

Total	968,640	723,938
Less amounts due within one year	24,614	16,627

Total long-term debt	$944,026	$707,311

Maturities of long-term debt are as follows: 2008—$13.4 million; 2009—$16.1 million; 2010—$11.2 million; 2011—$9.0 million; 2012—$7.4 million; 2013—$571.9 million and 2014 through 2017—$339.6 million.

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

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at September 30, 2008 (in thousands):

Beginning balance at December 31, 2007	$23,116
Additions	123
Changes in estimates	(774)
Payments	(2,352)
Foreign exchange	(53)

Ending balance at September 30, 2008	$20,060

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

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the results of operations or the financial position of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net sales:
Polymer Additives	$261,746	$232,700	$766,844	$670,969
Catalysts	231,562	216,399	716,045	659,674
Fine Chemicals	167,155	134,882	466,501	406,388

Total net sales	$660,463	$583,981	$1,949,390	$1,737,031

Segment operating profit:
Polymer Additives	$28,705	$30,970	$86,337	$102,741
Catalysts	30,941	35,474	112,617	97,490
Fine Chemicals	26,830	22,772	77,983	75,272

Subtotal	$86,476	$89,216	$276,937	$275,503

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(2,078)	$(2,351)	$(6,183)	$(6,410)
Catalysts	—	—	—	—
Fine Chemicals	(2,146)	(2,361)	(7,304)	(6,067)
Corporate & other	(363)	99	(81)	167

Total minority interests in income of consolidated subsidiaries	$(4,587)	$(4,613)	$(13,568)	$(12,310)

Equity in net income of unconsolidated investments:
Polymer Additives	$777	$746	$3,454	$4,037
Catalysts	5,544	5,555	18,598	15,355
Fine Chemicals	—	—	—	—
Corporate & other	(40)	(20)	(77)	(29)

Total equity in net income of unconsolidated investments	$6,281	$6,281	$21,975	$19,363

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Segment income:
Polymer Additives	$27,404	$29,365	$83,608	$100,368
Catalysts	36,485	41,029	131,215	112,845
Fine Chemicals	24,684	20,411	70,679	69,205

Total segment income	88,573	90,805	285,502	282,418
Corporate & other	(9,987)	(12,601)	(35,321)	(38,034)
Severance charges	—	—	(3,278)	—
Dayton facility closure charge	—	—	—	(4,944)
Interest and financing expenses	(9,815)	(9,500)	(28,472)	(28,827)
Other (expenses) income, net	(2,718)	828	2,066	3,411
Income tax expense	(9,878)	(10,433)	(39,406)	(42,954)

Net income	$56,175	$59,099	$181,091	$171,070

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

In connection with the remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.4 million.

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our general counsel. We also maintain insurance to mitigate certain of these risks. See Note 10 above.

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Periodic Pension Benefit Cost:
Service cost	$2,937	$2,972	$9,239	$8,892
Interest cost	7,944	7,273	23,819	21,798
Expected return of assets	(10,515)	(9,728)	(31,507)	(29,180)
Plan curtailment	(1)	—	(173)	—
Net transition asset	(2)	(2)	(7)	(8)
Prior service benefit	(251)	(252)	(757)	(757)
Net loss	1,941	2,952	5,855	8,864

Total net periodic pension benefit cost	$2,053	$3,215	$6,469	$9,609

We have determined that the expected 2008 contributions to our domestic and foreign qualified and nonqualified pension plans will approximate $8.7 million. We have made $6.7 million in contributions to our pension plans during the nine-month period ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$111	$148	$334	$443
Interest cost	828	982	2,483	2,945
Expected return of assets	(143)	(138)	(429)	(415)
Plan elimination gain*	—	—	—	(2,107)
Prior service benefit	(2,400)	(977)	(7,199)	(2,930)
Net loss	88	126	264	380

Total net periodic postretirement benefit (credit) cost	$(1,516)	$141	$(4,547)	$(1,684)

*	During the nine-month period ended September 30, 2007, a postretirement medical plan in the Netherlands was eliminated resulting in a gain of $2.1 million (pre-tax). This plan elimination was consistent with the change in the Netherlands law and follows the process of collective bargaining. We assumed the obligation of this postretirement medical plan in connection with the 2004 acquisition of the refinery catalysts business, which would have been effective for certain employees in the Netherlands who retired after August 2009.

14. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on our consolidated financial statements. On January 1, 2008, we adopted the portion of SFAS No. 157 that was not delayed, and since our existing fair value measurements are consistent with the guidance of the statement, the partial adoption of the statement did not have a material impact on our consolidated financial statements.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008:

	September 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
	(In thousands)
Assets:
Investments under executive deferred compensation plan (1)	$16,604	$16,604	$—
Equity securities (2)	$9	$9	$—

Liabilities:
Obligations under executive deferred compensation plan (1)	$16,604	$16,604	$—
Foreign currency exchange contracts (3)	$36	$—	$36

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

(2)

Our investments in equity securities are classified as available-for-sale and are recorded as “Investments” in the condensed consolidated balance sheets. The changes in fair value are included in “Accumulated other comprehensive income” in shareholder’s equity. The securities are classified within Level 1.

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

15. On June 30, 2008, we acquired the remaining 25% of our majority owned Polymer Additives business segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Co., Ltd. and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. The acquisition of the remaining interests totaled approximately $19.9 million. The preliminary purchase price allocation included amortizable intangible assets of $12.5 million and goodwill of $2.4 million. During the nine-month period ended September 30, 2008, we also made payments of approximately $15.0 million associated with the prior July 31, 2007 acquisition of controlling interests in the joint ventures. In addition, effective July 31, 2008, we acquired Sorbent Technologies Corporation, a full-service power plant mercury control provider, for approximately $22.4 million. The preliminary purchase price allocation for this Fine Chemicals segment business included amortizable intangible assets of $5.0 million and goodwill of $14.7 million.

16. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance with SFAS No 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the manner in which we account for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods presented. We are currently evaluating what impact the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the additional disclosures required upon adoption of SFAS No. 161.

In April 2008, the FASB issued FASB Staff position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP must be applied prospectively to intangible assets acquired after the effective date. We will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively. We do not believe the adoption of FSP EITF 03-6-1 will have an impact on our reported earnings per share or on our consolidated financial statements.

17. Subsequent Events

Our wholly owned subsidiary, Albemarle Chemicals SAS, recently initiated the consultation process required by French law with the Works Council at its facility in Port de Bouc, France, related to the potential sale of that facility. Under French law, a final decision concerning the potential sale of a facility can be made only after the consultation process is completed. Upon completion of the process, Albemarle Chemicals SAS expects to take a pre-tax charge in the range of $25 to $30 million upon the closing of a sale, if any.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	deterioration in economic and business conditions;

•	future financial and operating performance of our major customers and industries served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	increases in the cost of raw materials and energy, and our inability to pass through such increases;

•	performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and increased government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

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

Third Quarter 2008

During the third quarter of 2008:

•	quarterly Polymer Additives segment net sales increased to a record $261.7 million;

•	quarterly Fine Chemicals segment net sales increased to a record $167.2 million;

•	earnings per share were $0.61 despite an approximate $11 million pre-tax impact from two hurricanes;

•	we acquired Sorbent Technologies Corporation, a full-service mercury control provider for coal fired power plants, for approximately $22.4 million; and

•	we repurchased 350,000 shares of our common stock for approximately $12.4 million at an average cost of $35.33 per share.

Outlook

Economic issues and declining consumer confidence affecting the United States are now prevalent in the global economy. Turmoil in the financial markets is straining the availability of credit. Inflation concerns are now generally overshadowed by recession and credit concerns. It appears that a global recession throughout 2009 is likely. We remain cautious about the Company’s future performance due to slowing of global demand and the financial market upheaval. The unprecedented volatility we are seeing in the financial markets today and threats of global recession clearly make this a difficult operating environment for our Company and the industry as a whole. While it is impossible to predict the impacts of these trends, we expect they may have an adverse effect on parts of our business through 2009. Year to date, we have experienced dramatic cost increases in raw materials and energy in all of our businesses that have pressured operating margins. We will continue to work with our customer base to pass through any escalating costs. Although certain raw material and energy costs began to abate in the second half of 2008 and we have received some relief in the form of lower crude and natural gas prices, we still expect those cost increases to exceed $190 million year over year. We believe margin compression due to the raw material and energy cost increases, coupled with the recessionary risk are the most challenging issues we face and remain our most important area of focus for the remainder of 2008 and 2009. Looking forward, we expect economic turbulence may continue to create significant near-term challenges for our businesses, but we believe our strong technology and operating excellence will continue to enhance our marketing position and favorably position us relative to industry peers, setting the stage to help us achieve our long-term objectives. We will remain focused on financial discipline with the continued implementation of our strategy.

We recently announced the initiation of the consultation process with the Works Council at our Port de Bouc, France facility for the purpose of the potential sale of this facility to International Chemical Investors Group (ICIG). This proposed divestment is expected to positively impact future operating results. We expect to incur a pre-tax charge in the range of $25 to $30 million at closing, which may occur before year-end.

Polymer Additives: Our Polymer Additives segment may be impacted by a prolonged slowdown in consumer spending, and we are seeing evidence of softening in electronics and overall brominated flame retardant demand as we head into the fourth quarter of 2008. Despite this uncertainty, we are seeing continued demand for our diverse portfolio of products that help customers differentiate themselves, and we have a host of new product offerings in development that will improve efficiency for customers needing support in these times. We expect future growth of our Polymer Additives segment over time to come from increasing demand for electrical and electronic equipment, new construction and increasingly stringent fire-safety regulations in many countries around the world. For the remainder of 2008, we expect reduced volumes from lower demand for electronics and prolonged weakness in the automotive and construction markets. We continue to work to achieve pricing initiatives to offset the substantial increases in raw material and energy costs.

We are increasing our presence in China with expansions underway that we believe will help us grow our business in Asia. We recently completed our acquisition of 100% ownership in the Jinhai antioxidants business. Our technology center in Nanjing provides technical support for our Polymer Additives customers in the Asia-Pacific region. The construction of our phosphorous flame retardant plant in Nanjing was completed on schedule and is now operational. Phosphorous flame-retardants produced at this site will serve the rapidly growing Asia-Pacific construction and electronic markets.

New product development momentum continues in Polymer Additives. The trend in some electronic components toward halogen free flame retardants is creating certain challenges, but also numerous development opportunities with our diverse customer base. We have begun marketing a new technical innovation in our mineral flame retardant business.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by strong long-term global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. Although our Catalysts segment has been impacted by the refinery slowdowns and two Gulf Coast hurricanes, we expect our catalysts business to see growth in 2009 and 2010 as refinery units are recharged, projects underway are completed and new technology is introduced. We also see very attractive longer-term growth prospects in both refinery and polyolefin catalysts as these segments continue to grow in emerging economies.

We believe refiners will continue to process more sour crudes, which will require additional HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. The HPC catalysts expansion at our Bayport, Texas facility became operational in March 2008. This plant expansion adds approximately 10,000 metric tons to our capacity, more than double the capacity formerly at our Bayport site, and increases our global HPC capacity (including capacity at our joint venture Nippon Ketjen) by approximately 30%. We believe this will provide us with the capacity to meet the strong growth in demand through 2010 that we expect in this business. We continue to believe we will need to add additional HPC capacity in 2010 due to expected increased demand.

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

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to exploit our research capabilities to explore new opportunities for our catalysts in the alternative fuels business which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. Despite the recent declines in the price of crude oil, many of these opportunities remain viable. We were recently awarded a multi-year order to produce catalysts made exclusively for Neste Oil Oyj, Finland for use in their NExBTL renewable raw material diesel process.

Fine Chemicals: The Fine Chemicals segment continues to execute on its business model and is seeing economic resilience in markets that are historically less impacted during periods of weak economic growth. This segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. We expect stable growth throughout 2008 and into 2009. In addition to an overall focus on margin improvement, our strategic areas of focus in Fine Chemicals are to maximize our bromine franchise value, to continue the growth of our fine chemistry services business, and to achieve pricing initiatives to the extent possible to offset the substantial escalation in raw material and energy costs.

We believe our Sorbent mercury removal technology coupled with continued demand for our bromine fine chemicals and custom manufacturing services positions our Fine Chemicals segment for additional growth and improved margins.

Corporate and Other: We continue to focus on reducing selling, general and administrative costs, working capital, repaying debt, and increasing our tax efficiency in 2008. We believe our global effective tax rate will approximate 18.6%, but will vary based on the locales in which incremental income is actually earned. Anticipating the increased material cost we are experiencing and the difficult economic outlook, we continue to restrict discretionary spending company-wide. We maintain our intense focus on this area and have undertaken several company-wide cost efficiency initiatives as it relates to our operational and transactional processing efficiency. Notwithstanding these pressures, we have increased our quarterly dividend payout in 2008 to $0.12 per share. In addition, under our existing share repurchase program, we have accelerated the amount of shares repurchased in 2008 as compared to 2007. During the first nine months of 2008, we repurchased approximately 4.4 million shares of our common stock for approximately $164 million. In addition, we remain committed to evaluating the merits of potential acquisition opportunities that complement our business footprint.

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

Third Quarter 2008 Compared with Third Quarter 2007

Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2008	2007	2008 vs. 2007
	(In millions, except percentages and per share amounts)
NET SALES	$660.5	$584.0	13%
Cost of goods sold	506.3	431.0	17%

GROSS PROFIT	154.2	153.0	1%
GROSS PROFIT MARGIN	23.3%	26.2%

Selling, general and administrative expenses	59.9	61.0	(2)%
Research and development expenses	17.4	15.5	12%

OPERATING PROFIT	76.9	76.5	1%
OPERATING PROFIT MARGIN	11.6%	13.1%
Interest and financing expenses	(9.8)	(9.5)	3%
Other (expenses) income, net	(2.7)	0.9	400%

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	64.4	67.9	(5)%
Income tax expense	9.9	10.5	(6)%
Effective tax rate	15.3%	15.4%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	54.5	57.4	(5)%
Minority interests in income of consolidated subsidiaries (net of tax)	(4.6)	(4.6)	—%
Equity in net income of unconsolidated investments (net of tax)	6.3	6.3	—%

NET INCOME	$56.2	$59.1	(5)%

PERCENTAGE OF NET SALES	8.5%	10.1%

Basic earnings per share	$0.62	$0.62	—%

Diluted earnings per share	$0.61	$0.61	—%

Net Sales

For the three-month period ended September 30, 2008, we recorded net sales of $660.5 million, a 13% increase compared to net sales of $584.0 million for the three-month period ended September 30, 2007. This increase was due primarily to improved pricing and product mix in all segments. Price and product mix had a positive impact on sales of 7%, foreign currency contributed 4% and volumes resulted in a 2% improvement in net sales compared to the same period last year.

Polymer Additives net sales increased $29.0 million, or 12%, for the three-month period ended September 30, 2008 compared to the same period in 2007. Compared to the same period last year, volumes contributed 4% of the increase, foreign currency 4% and price and product mix 4%. Catalysts net sales increased $15.2 million, or 7%, compared to the same period last year due mainly to price and product mix improvements contributing 9% and foreign currency contributions of 4%, partially offset by volumes negatively impacting net sales by 6%. Fine Chemicals net sales increased $32.3 million, or 24%, compared to the same period last year primarily due to volumes contributing 12% of the net sales increase, improvements in price and product mix contributing 9% and foreign currency contributions of 3%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended September 30, 2008, our gross profit increased $1.2 million, or 1%, to $154.2 million from the corresponding 2007 period due to improved volumes, pricing and product mix and favorable foreign currency exchange rates, partially offset by increased raw material and other costs. Our gross profit margin for the three-month period ended September 30, 2008, decreased to 23.3% from 26.2% for the corresponding period in 2007 due to increased raw material, energy and other costs.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2008, our selling, general and administrative expenses decreased $1.1 million, or 2%, from the three-month period ended September 30, 2007. This decrease was primarily due to a decrease in certain employee-related costs including variable pay and postretirement expenses, as well as a decrease in outside legal services, partially offset by an increase in employee salaries and wages.

Research and Development Expenses

For the three-month period ended September 30, 2008, our research and development expenses increased $1.9 million, or 12%, from the three-month period ended September 30, 2007. This increase was primarily due to higher investments in new catalyst technologies to satisfy the expanding needs in both traditional and alternative fuels markets.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2008 increased $0.3 million to $9.8 million from the corresponding 2007 period due to higher average outstanding debt levels partially offset by lower interest rates.

Other (Expenses) Income, Net

Other (expenses) income, net for the three-month period ended September 30, 2008 increased $3.6 million to $2.7 million from the corresponding 2007 period due primarily to an increase in foreign currency exchange losses.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended September 30, 2008, our effective income tax rate was 15.3% as compared to 15.4% for the three-month period ended September 30, 2007. Based on our current level and location of income we anticipate that our effective tax rate for 2008 will approximate 18.6%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended September 30, 2008 and 2007 are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.4	0.9
Impact of foreign operations, net	(18.4)	(9.4)
Tax rate changes	—	(3.4)
Depletion	(1.7)	(4.5)
Effect of minority interests in income of consolidated subsidiaries	(0.7)	(1.0)
Other items, net	0.7	(2.2)

Effective income tax rate	15.3%	15.4%

Minority Interests in Income of Consolidated Subsidiaries

For the three-month period ended September 30, 2008, minority interests’ share of net income was $4.6 million, comparable to the same period last year. Earnings of Jordan Bromine Company Limited, or JBC, improved, but were partially offset by a decline in earnings of Stannica LLC. In addition, as a result of the acquisition of the remaining 25% of the Jinhai antioxidants business, we no longer have minority interests’ share of net income in that business.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $6.3 million for the three-month period ended September 30, 2008, comparable to the same period last year.

Net Income

Our net income decreased to $56.2 million in the three-month period ended September 30, 2008 from $59.1 million in the three-month period ended September 30, 2007 primarily due to segment income declines in our Polymer Additives and Catalysts segments due primarily to the impact from two hurricanes, higher raw material, energy and other costs and an increase in foreign currency exchange losses. These decreases were partially offset by improved operating results from our Fine Chemicals segment as a result of higher volumes, improved pricing and reductions in corporate expenses.

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

	Three Months Ended September 30,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:
Polymer Additives	$261.7	39.6%	$232.7	39.8%	12%
Catalysts	231.6	35.1%	216.4	37.1%	7%
Fine Chemicals	167.2	25.3%	134.9	23.1%	24%

Total net sales	$660.5	100.0%	$584.0	100.0%	13%

Segment operating profit:
Polymer Additives	$28.7	11.0%	$31.0	13.3%	(7)%
Catalysts	31.0	13.4%	35.4	16.4%	(12)%
Fine Chemicals	26.8	16.0%	22.8	16.9%	18%

Subtotal	$86.5		$89.2		(3)%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(2.1)		$(2.3)		(9)%
Catalysts	—		—		—%
Fine Chemicals	(2.1)		(2.4)		(13)%
Corporate & other	(0.4)		0.1		*

Total minority interests in income of consolidated subsidiaries	$(4.6)		$(4.6)		—%

Equity in net income of unconsolidated investments:
Polymer Additives	$0.8		$0.7		14%
Catalysts	5.5		5.6		(2)%
Fine Chemicals	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	$6.3		$6.3		—%

Segment income:
Polymer Additives	$27.4	10.5%	$29.4	12.6%	(7)%
Catalysts	36.5	15.8%	41.0	18.9%	(11)%
Fine Chemicals	24.7	14.8%	20.4	15.1%	21%

Total segment income	88.6		90.8		(2)%
Corporate & other	(10.0)		(12.6)		(21)%
Interest and financing expenses	(9.8)		(9.5)		3%
Other (expenses) income, net	(2.7)		0.9		400%
Income tax expense	(9.9)		(10.5)		(6)%

Net income	$56.2		$59.1		(5)%

*	Calculation is not meaningful.

Polymer Additives

The Polymer Additives segment delivered record net sales for the three-month period ended September 30, 2008 of $261.7 million, up $29.0 million, or 12%, versus the three-month period ended September 30, 2007. Net sales increased in our flame retardant portfolio primarily due to higher volumes and favorable foreign currency exchange rates. Net sales improved in stabilizers and curatives due to favorable pricing and product mix. Segment income declined 7%, or $2.0 million, to $27.4 million due mainly to higher raw material, energy and other costs, partially offset by improved pricing and product mix, favorable foreign currency exchange rates and improved brominated flame retardant product volumes for the three-month period ended September 30, 2008, as compared to the three-month period ended September 30, 2007.

Catalysts

Our Catalysts segment generated net sales for the three-month period ended September 30, 2008 of $231.6 million, an increase of $15.2 million, or 7%, versus the three-month period ended September 30, 2007. This increase was due primarily to favorable foreign currency exchange rates and improved pricing in FCC and Polyolefin Catalysts, offset by decreased volumes. The increase was also due to our ability to pass through higher material costs in our HPC business. Segment income decreased 11%, or $4.5 million, to $36.5 million for the three-month period ended September 30, 2008, compared to the same period in 2007, due mainly to reduced sales and production volumes caused by the hurricanes and refineries postponing unit outages.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended September 30, 2008 were a record $167.2 million, an increase of $32.3 million, or 24%, versus the three-month period ended September 30, 2007. This increase was due mainly to an increase in volumes and improved pricing and product mix from our bromine portfolio and an increase in volumes across fine chemistry services. Segment income for the three-month period ended September 30, 2008 was $24.7 million, up $4.3 million, or 21%, from the three-month period ended September 30, 2007, due mainly to higher volumes and improved pricing partially offset by higher raw material and energy costs.

Corporate and other

For the three-month period ended September 30, 2008, our Corporate and other expenses decreased $2.6 million, or 21%, to $10.0 million from the three-month period ended September 30, 2007. This decrease was primarily due to a decrease in certain employee-related costs including variable pay, as well as a decrease in outside legal services.

Nine-Months 2008 Compared with Nine-Months 2007

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2008	2007	2008 vs. 2007
	(In millions, except percentages and per share amounts)
NET SALES	$1,949.4	$1,737.0	12%
Cost of goods sold	1,464.8	1,270.9	15%

GROSS PROFIT	484.6	466.1	4%
GROSS PROFIT MARGIN	24.9%	26.8%

Selling, general and administrative expenses	191.0	182.7	5%
Research and development expenses	51.8	46.1	12%
Severance charges	3.3	—	*
Dayton facility closure charge	—	4.9	*

OPERATING PROFIT	238.5	232.4	3%
OPERATING PROFIT MARGIN	12.2%	13.4%
Interest and financing expenses	(28.5)	(28.8)	(1)%
Other income, net	2.1	3.4	(38)%

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	212.1	207.0	2%
Income tax expense	39.4	43.0	(8)%
Effective tax rate	18.6%	20.8%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	172.7	164.0	5%
Minority interests in income of consolidated subsidiaries (net of tax)	(13.6)	(12.3)	11%
Equity in net income of unconsolidated investments (net of tax)	22.0	19.4	13%

NET INCOME	$181.1	$171.1	6%

PERCENTAGE OF NET SALES	9.3%	9.9%

Basic earnings per share	$1.98	$1.80	10%

Diluted earnings per share	$1.95	$1.76	11%

*	Calculation is not meaningful.

Net Sales

For the nine-month period ended September 30, 2008, we recorded net sales of $1,949.4 million, a 12% increase compared to net sales of $1,737.0 million for the nine-month period ended September 30, 2007. This increase was due primarily to improved pricing and product mix in all segments. Price and product mix had a positive impact on sales of 6%, foreign currency contributed 4% and volume resulted in a 2% improvement in net sales compared to the same period last year.

Polymer Additives net sales increased $95.9 million, or 14%, for the nine-month period ended September 30, 2008 compared to the same period in 2007. Compared to the same period last year, volumes contributed 7% of the increase, foreign currency 5% and price and product mix 2%. Catalysts net sales increased $56.4 million, or 9%, compared to the same period last year due mainly to price and product mix improvements contributing 9%, foreign currency 4%, and is partially offset by volumes which negatively impacted net sales by 4%. Fine Chemicals net sales increased $60.1 million, or 15%, compared to the same period last year primarily due to improvements in price and product mix contributing 8%, volumes contributing 4% and foreign currency contributions of 3%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the nine-month period ended September 30, 2008, our gross profit increased $18.5 million, or 4%, to $484.6 million from the corresponding 2007 period due to improved pricing and product mix, favorable foreign currency exchange rates and improved volumes, partially offset by increased raw material and other costs. Our gross profit margin for the nine-month period ended September 30, 2008 decreased to 24.9% from 26.8% for the corresponding period in 2007 due to increased raw material, energy and other costs.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2008, our selling, general and administrative expenses increased $8.3 million, or 5%, from the nine-month period ended September 30, 2007. This increase was primarily due to an increase in certain employee-related costs including salaries and wages.

Research and Development Expenses

For the nine-month period ended September 30, 2008, our research and development expenses increased $5.7 million, or 12%, from the nine-month period ended September 30, 2007. This increase was primarily due to higher investments in new catalyst technologies to satisfy the expanding needs in both traditional and alternative fuels markets as well as to develop new fine chemicals products.

Interest and Financing Expenses

Interest and financing expenses for the nine-month period ended September 30, 2008 decreased $0.3 million to $28.5 million from the corresponding 2007 period due to lower interest rates, partially offset by higher average outstanding debt levels.

Other Income, Net

Other income, net for the nine-month period ended September 30, 2008 decreased $1.3 million to $2.1 million from the corresponding 2007 period due primarily to an increase in foreign currency exchange losses and various other items.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the nine-month period ended September 30, 2008, our effective income tax rate was 18.6% as compared to 20.8% for the nine-month period ended September 30, 2007.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the nine-month periods ended September 30, 2008 and 2007 are as follows:

	% of Income Before Income Taxes
	Nine Months Ended September 30,
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.4	0.7
Impact of foreign operations, net	(15.5)	(10.9)
Tax rate changes	—	(1.1)
Depletion	(1.5)	(2.4)
Effect of minority interests in income of consolidated subsidiaries	(0.6)	(0.9)
Other items, net	0.8	0.4

Effective income tax rate	18.6%	20.8%

Minority Interests in Income of Consolidated Subsidiaries

For the nine-month period ended September 30, 2008, minority interests’ share of net income was $13.6 million compared to $12.3 million in the same period last year. This increase of $1.3 million is due primarily to improved earnings of JBC as a result of an increase in sales volumes.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $22.0 million for the nine-month period ended September 30, 2008 compared to $19.4 million in the same period last year. This increase of $2.6 million is due primarily to increased equity earnings from our Catalysts segment joint ventures Nippon Ketjen and Eurecat S.A., as a result of increased volumes.

Net Income

Our net income increased to $181.1 million in the nine-month period ended September 30, 2008 from $171.1 million in the nine-month period ended September 30, 2007 primarily due to improved operating results from our Catalysts and Fine Chemicals segments, reductions in corporate expenses and a lower effective tax rate due to a more favorable mix of income earned in lower tax jurisdictions.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:
Polymer Additives	$766.8	39.4%	$670.9	38.6%	14%
Catalysts	716.1	36.7%	659.7	38.0%	9%
Fine Chemicals	466.5	23.9%	406.4	23.4%	15%

Total net sales	$1,949.4	100.0%	$1,737.0	100.0%	12%

Segment operating profit:
Polymer Additives	$86.3	11.3%	$102.7	15.3%	(16)%
Catalysts	112.6	15.7%	97.5	14.8%	15%
Fine Chemicals	78.0	16.7%	75.3	18.5%	4%

Subtotal	$276.9		$275.5		1%

Minority interests in income of consolidated subsidiaries:
Polymer Additives	$(6.2)		$(6.4)		(3)%
Catalysts	—		—		—%
Fine Chemicals	(7.3)		(6.1)		20%
Corporate & other	(0.1)		0.2		*

Total minority interests in income of consolidated subsidiaries	$(13.6)		$(12.3)		11%

Equity in net income of unconsolidated investments:
Polymer Additives	$3.5		$4.1		(15)%
Catalysts	18.6		15.3		22%
Fine Chemicals	—		—		—%
Corporate & other	(0.1)		—		*

Total equity in net income of unconsolidated investments	$22.0		$19.4		13%

Segment income:
Polymer Additives	$83.6	10.9%	$100.4	15.0%	(17)%
Catalysts	131.2	18.3%	112.8	17.1%	16%
Fine Chemicals	70.7	15.2%	69.2	17.0%	2%

Total segment income	285.5		282.4		1%
Corporate & other	(35.3)		(38.0)		(7)%
Severance charges	(3.3)		—		*
Dayton facility closure charge	—		(4.9)		*
Interest and financing expenses	(28.5)		(28.8)		(1)%
Other income, net	2.1		3.4		(38)%
Income tax expense	(39.4)		(43.0)		(8)%

Net income	$181.1		$171.1		6%

*	Calculation is not meaningful.

Polymer Additives

The Polymer Additives segment delivered net sales for the nine-month period ended September 30, 2008 of $766.8 million, up $95.9 million, or 14%, versus the nine-month period ended September 30, 2007. Net sales increased in our flame retardant portfolio primarily due to higher volumes and favorable foreign currency exchange rates. Net sales improved in stabilizers and curatives primarily due to favorable pricing and product mix as well as foreign currency exchange rates. Segment income declined 17%, or $16.8 million, to $83.6 million due mainly to higher raw material, energy and other costs, partially offset by favorable foreign currency exchange rates and improved pricing and product mix, for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007.

Catalysts

Our Catalysts segment generated net sales for the nine-month period ended September 30, 2008 of $716.1 million, an increase of $56.4 million, or 9%, versus the nine-month period ended September 30, 2007. This increase was due primarily to improved pricing, partially offset by decreased volumes in FCC refinery catalysts, improved product pricing and mix in HPC refinery catalysts, including our ability to pass-through to our customers higher raw material and energy costs, and favorable foreign currency exchange rates, partially offset by decreased volumes. Segment income increased 16%, or $18.4 million, to $131.2 million for the nine-month period ended September 30, 2008 compared to the same period in 2007, due mainly to improved product pricing and mix in polyolefin catalysts, improved pricing in FCC refinery catalysts and favorable foreign currency exchange rates, partially offset by higher raw material, energy and other costs.

Fine Chemicals

Fine Chemicals segment net sales for the nine-month period ended September 30, 2008 were $466.5 million, an increase of $60.1 million, or 15%, versus the nine-month period ended September 30, 2007. This increase was due mainly to improved volumes, pricing and product mix across fine chemistry services, an increase in volumes from our bromine portfolio and favorable foreign currency exchange rates. Segment income for the nine-month period ended September 30, 2008 was $70.7 million, up $1.5 million, or 2% from the nine-month period ended September 30, 2007 due mainly to improved product pricing and mix and favorable foreign currency exchange rates, partially offset by higher raw material, energy and other costs.

Corporate and other

For the nine-month period ended September 30, 2008, our Corporate and other expenses decreased $2.7 million, or 7%, to $35.3 million from the nine-month period ended September 30, 2007. This decrease was primarily due to a decrease in outside legal services as well as a decrease in certain employee-related costs including variable pay, partially offset by an increase in certain employee benefit expenses.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing and equity issuances.

We expect business activity levels may increase into 2009, resulting in increased working capital needs. We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect our current cash balances and our availability under our March 2007 credit agreement, which is discussed below, to be sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance increased by $76.6 million to $207.2 million at September 30, 2008 from $130.6 million at December 31, 2007. For the nine-month period ended September 30, 2008, our operations provided $149.6 million of cash compared to $150.6 million in the nine-month period ended September 30, 2007. An increase in accounts receivable and decreases in accrued expenses and income taxes payable were partially offset by increased profitability, deferred income tax expense and a less significant decrease in accounts payable. Cash flows from operating activities funded investing activities of $119.2 million, which consisted principally of acquisitions and capital expenditures for plant machinery and equipment improvements. Remaining cash flows from operating activities and net proceeds from borrowings of $242.7 million were used to purchase common stock ($163.5 million) and pay quarterly dividends to shareholders ($31.4 million).

Net current assets increased $186.7 million to $837.2 million at September 30, 2008 from $650.5 million at December 31, 2007. The increase in net current assets was due primarily to an increase in cash, accounts receivable and inventory as well as a decrease in accrued expenses and income taxes payable.

Capital expenditures for the nine-month period ended September 30, 2008 of $63.5 million were used for plant machinery and equipment improvements. We expect our capital expenditures to be approximately $90 to $100 million in 2008 and approximately $125 million in 2009. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We currently have $325.0 million outstanding of 5.10% senior notes that are due in 2015. These notes are senior unsecured obligations and will rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of September 30, 2008, we were, and currently are, in compliance with all of our senior notes covenants.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing based upon our credit rating, applicable from time to time, from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $495.0 million at September 30, 2008. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 2.83% at September 30, 2008.

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

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the United States; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets where the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred under the revolving credit facility, at our subsidiaries would exceed 20% of consolidated net worth, as defined in the credit agreement. We believe that as of September 30, 2008, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $944.0 million at September 30, 2008, compared to $707.3 million at December 31, 2007. In addition, at September 30, 2008, we had the ability to borrow an additional $174.5 million under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $61.9 million at September 30, 2008. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	4Q 2008	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$11,686	$12,650	$7,496	$5,127	$5,403	$571,848	$339,621
Capital lease obligation	1,674	3,493	3,695	3,908	2,039	—	—
Expected interest payments on long-term debt obligations*	10,175	35,931	33,841	31,915	29,872	20,047	17,003
Operating lease obligations (rental)	2,489	8,226	6,604	4,590	3,257	2,437	19,720
Take or pay / throughput agreements**	61,685	62,555	11,381	7,843	4,530	4,462	11,968
Letters of credit and guarantees	13,125	24,650	11,464	4,119	2,989	—	5,567
Capital projects	28,066	11,005	1,438	1,079	—	—	—
Additional investment commitment payments	50	21	20	—	—	—	—

Total	$128,950	$158,531	$75,939	$58,581	$48,090	$598,794	$393,879

*	These amounts are based on a weighted-average interest rate of 3.0% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.0% for our remaining long-term debt obligations and capital lease for 2008. The weighted average rate for years 2009 and thereafter is 3.0% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.2% for our remaining long-term debt obligations and capital lease.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the expected 2008 contributions to our domestic and foreign qualified and nonqualified pension plans will approximate $8.7 million. We have made $6.7 million in contributions to our pension plans during the nine-month period ended September 30, 2008.

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

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $107.2 million and $107.5 million at December 31, 2007 and September 30, 2008, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $50.0 million and $44.0 million at December 31, 2007 and September 30, 2008, respectively. We anticipate making cash payments associated with these liabilities during the next twelve months; however, we cannot estimate the amounts of any cash payments at this time.

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

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or to renew their extensions of credit or provide new sources of credit. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with borrowings. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. While we believe that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital and credit markets, there can be no certainty that our liquidity will not be negatively impacted. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of the current financial, economic, and capital and credit market conditions and uncertainty.

On October 27, 2008, we had approximately 70 percent of our cash in U.S. Treasury or equivalent securities. In addition, we have untapped lines of credit in excess of $280 million available. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have a solid liquidity position given the current financial market situation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, marketable securities price risk or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2007 except as noted below.

We had outstanding variable interest rate borrowings at September 30, 2008 of $576.3 million, bearing an average interest rate of 3.08%. A hypothetical 10% change (approximately 30 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.8 million as of September 30, 2008. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At September 30, 2008, there were losses of approximately $1.4 million ($0.9 million after income taxes) in accumulated other comprehensive income that remain to be expensed.

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

Our natural gas hedge transactions are executed with a major financial institution. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2008, there were no natural gas hedge contracts outstanding and no natural gas contracts were purchased in the three-month period ended September 30, 2008. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce our sources of liquidity.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our results of operations.

Weather-related matters could impact our results of operations.

In 2005 and again in the third quarter of 2008, major hurricanes caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. If similar weather-related matters occur in the future, it could negatively affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2008:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
July 1, 2008 to July 31, 2008	122,200	$36.34	122,200	4,877,800

August 1, 2008 to August 31, 2008	—	—	—	4,877,800

September 1, 2008 to September 30, 2008	227,800	$34.79	227,800	4,650,000

Total	350,000	$35.33	350,000	4,650,000

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: November 6, 2008	By:	/S/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)