Form 10-K
period 2008-12-31
ALBEMARLE CORP
filed 2009-02-27
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-12658

ALBEMARLE CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 Florida Street

Baton Rouge, Louisiana 70801

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 225-388-8011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of February 20, 2009: 91,377,788

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3.5 billion based on the reported last sale price of common stock on June 30, 2008, the last business day of the registrant’s most recently completed second quarter. In determining this figure, an aggregate of approximately 4.3 million shares of Common Stock treated as beneficially owned by William M. Gottwald and members of his immediate family have been excluded and treated as shares held by affiliates.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2008

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.

Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.

We are a leading global developer, manufacturer and marketer of highly engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including manufacturers of consumer electronics, building and construction materials, automotive parts, packaging, pharmaceuticals and agrichemicals, and petroleum refiners. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

We and our joint ventures currently operate 45 facilities, including production, research and development facilities, and administrative and sales offices in North and South America, Europe, and Asia. We serve approximately 3,000 customers in over 100 countries. For information regarding our joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 44.

Business Segments

Our operations are managed and reported as three operating segments: Polymer Additives, Catalysts and Fine Chemicals.

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 23, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 44.

Polymer Additives

Our Polymer Additives segment consists of two product categories: flame retardants and stabilizers and curatives.

Flame Retardants. Our flame retardants help materials in a wide variety of finished products meet fire-safety requirements. Some of the products that benefit from our flame retardants include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles, foam insulation, and foam seating in furniture and automobiles. We compete in all of the major flame retardant markets: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex® and Pyro-Chek®; our mineral-based flame retardants include products such as Martinal® and Magnifin®; and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

Stabilizers and Curatives. We produce plastic and other additives, such as curatives, antioxidants and stabilizers, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our additives products include curatives for polyurethane, polyurea, and epoxy system polymerization. This business also produces antioxidants and stabilizers to improve the performance integrity of thermoplastic resins.

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

Albemarle Corporation and Subsidiaries

Customers

Our Polymer Additives segment offers more than 70 products to a variety of end-markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, lubricant manufacturers, refiners and other specialty chemical companies.

Sales of polymer additives in Asia are expected to grow long-term due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States, or U.S., and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the U.S., Europe and the Middle East. In addition, we have completed the purchase of 100% ownership in two previous joint venture manufacturing sites in China, Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited and began flame retardant production at our Nanjing site.

A number of customers of our Polymer Additives segment manufacture products for cyclical industries, including the consumer electronics, building and construction, and automotive industries. As a result, demand from our customers in such industries is also cyclical and is currently below historical levels with timing of recovery uncertain.

Competition

Our Polymer Additives segment serves the following markets: the U.S., Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and maintenance of a good safety record have also been important factors to compete effectively in the Polymer Additives marketplace.

Competition also arises from the substitution of different polymers and resin systems in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which has caused us to expand our product portfolio to include bromine, phosphorus and mineral chemistries that are common in over 80% of end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We have begun to offer our basic products from lower cost manufacturing sites.

We are a market leader in the brominated flame retardant business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd. Industrial Products division, or Israel Chemicals. We are also a market leader in the phosphorus-based flame retardant business and in the mineral-based flame retardants business. Our most significant competitors in the phosphorus-based flame retardant business are Israel Chemicals, Jiangsu Yoke Technology Co., Ltd. and Zhejiang Wansheng Chemical Co., Ltd. Almatis, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH are our most significant competitors in the mineral-based flame retardants business. We are a market leader in the plastic additives business and our most significant competitors are Ciba Holding AG, Chemtura Corporation and Songwon Industrial Co., Ltd.

Raw Materials and Significant Supply Contracts

The major raw materials we use in our Polymer Additives operations are bromine, bisphenol-A, phenol, benzene, caustic soda, phosphorus oxychloride, aluminum trihydrate, polystyrene, isobutylene, and phosphorous derivatives, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.

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

Albemarle Corporation and Subsidiaries

Refinery Catalysts. Our two main refinery catalysts product lines are hydroprocessing, or HPC, catalysts and fluidized catalytic cracking, or FCC, catalysts and additives.

HPC catalysts are primarily used to reduce the quantity of sulfur and other impurities in petroleum products as well as to convert heavy feedstock into lighter, more valuable products. FCC catalysts assist in the cracking of petroleum streams into derivative, higher-value products such as fuels and petrochemical feedstock. Our FCC additives are used to remove sulfur in gasoline and to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units, to increase liquefied petroleum gas olefins yield and to boost octane in gasoline. We offer more than 90 different HPC catalysts products and more than 70 different FCC catalysts and additives products to our customers.

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

Customers

Our Catalysts segment customers include multinational corporations such as ExxonMobil Corporation, Royal Dutch Petroleum Company and Chevron Corporation; independent petroleum refining companies such as Valero Energy Corporation and Tesoro Petroleum Corporation; and national petroleum refining companies such as Saudi Aramco Mobil Refinery Company Ltd., Petróleo Brasileiro S.A. and Petróleos Mexicanos.

We estimate that there are currently approximately 450 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 2,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to three years.

Competition

Our Catalysts segment serves the following markets: the U.S., Latin America, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.

In our Catalysts segment, we are a market leader in the HPC and FCC catalysts markets and our major competitors in the HPC catalysts market are Criterion Catalysts and Technologies and W.R. Grace & Co./Advanced Refining Technologies. Our major competitors in the FCC catalysts market are W.R. Grace & Co. and BASF Corporation. Some of the major catalysts competitors have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Chemtura Corporation, Tosoh Corporation, and W.R. Grace & Co.

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility despite our mitigating efforts. For example, molybdenum prices increased more than four-fold in 2004 to an average of $16.66/lb and increased to $32.20/lb in 2005. This was followed by a decrease to $24.95/lb in 2006, then an increase to $30.30/lb in 2007. In 2008, these prices averaged $29.30/lb but we saw a significant decline in the fourth quarter to end the year at $9.85/lb. Our profitability may be affected if we are unable to recover significant raw material costs from our customers.

Fine Chemicals

Our Fine Chemicals segment consists of two categories: performance chemicals and fine chemistry services and intermediates.

Performance Chemicals. Performance chemicals include products such as elemental bromine, alkyl bromides, inorganic bromides and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, mercury control, paper manufacturing, water purification, glass manufacturing, photography and various other industrial applications. Other performance chemicals that we produce include tertiary amines for surfactants, biocides, disinfectants

Albemarle Corporation and Subsidiaries

and sanitizers; potassium and chlorine-based products used in industrial applications; alkenyl succinic anhydride used in paper-sizing formulations; and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. We sell these products to customers throughout the world for use in personal care products, automotive insulation, foundry bricks and other industrial products.

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

We will continue to sell methyl bromide in our current markets throughout 2009, as current regulations allow, with reduced critical-use allowances compared to 2008. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the U.S., Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency, or EPA, the U.S. submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

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

Competition

Our Fine Chemicals segment serves the following markets: the Americas, Asia, Europe, and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record have also been important factors to compete effectively in the Fine Chemicals marketplace.

We are a market leader in the bromine-based products groups and primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals. We are a leading producer of pharmaceutical bulk actives (i.e. ibuprofen and propofol) and we primarily compete with a few major Western competitors, such as BASF Corporation, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian and Indian sources. We are seeking to differentiate ourselves from our competitors by developing new, high quality innovative products, offering cost reductions and enhancing the services that we offer.

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

Research and Development

We believe that in order to generate revenue growth, maintain our margins, and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Through research and development, we continue to seek increased margins by introducing value-added products and proprietary processes and innovative green chemistry technologies. Our green chemistry efforts focus on the development of safe products that benefit society and are gentler to the environment. Among our green chemistry objectives are elimination of waste, efficient use of raw materials and energy, avoidance of toxic reagents and solvents, and implementation of safe, environmentally friendly manufacturing processes. Green chemistry is encouraged with our researchers through periodic focus group discussions and special rewards and recognition for outstanding new green developments.

Our research and development efforts support each of our business segments. The focus of research in Polymer Additives is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators, and original equipment manufacturers, but which also have superior toxicological and environmental profiles. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value-added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.

Catalysts research is focused on the needs of our refinery catalysts customers, our polyolefin catalysts customers, and the developing markets for advanced biofuels. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the polyolefin area, we are focused primarily on developing catalysts, co-catalysts and finished catalysts systems to polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers. For biofuel production, we work closely with customers developing sustainable and efficient liquid fuels from renewable resources, including the supply of catalysts for the production of high-performance biodiesel.

The primary focus of our Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of biocides for industrial and recreational water treatment and other applications, especially products based on bromine chemistry.

In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” we have recognized research and development expenses of $67.3 million, $62.7 million and $46.3 million in 2008, 2007 and 2006, respectively.

Intellectual Property

Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2008, we owned approximately 1,660 active U.S. and foreign patents and had over 2,000 pending U.S. and foreign patent applications. In connection with our July 2004 acquisition of the Akzo Nobel refinery catalysts business, we obtained 50% interests in three joint ventures, each of which has its own intellectual property portfolio. In addition, we have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Albemarle Corporation and Subsidiaries

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations, and foreign laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees. We maintain an active health, safety and environmental program. We finished 2008 with an occupational injury and illness rate of 0.48.

Our business and our customers also may be subject to significant new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals, or REACH. REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern - such as Carcinogenic, Mutagenic and Reprotoxic, or CMRs; Persistent, Bioaccumulative and Toxic, or PBTs; very Persistent, very Bioaccumulative, or vPvB; and endocrine disruptors will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. In 2008, one Albemarle product was nominated by European regulators as a candidate for authorization, Hexabromocyclododecane, or HBCD.

The REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union will require us to incur significant additional compliance costs, including the hiring of additional employees to coordinate the additional reporting requirements, and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in their demand.

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups in various countries in the world of certain brominated flame retardants. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation.

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

Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages, or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.

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

Recent Acquisitions and Joint Ventures

Over the last three years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. The following is a summary of our acquisitions and joint ventures during the last three years:

Effective July 31, 2008, we acquired Sorbent Technologies Corporation, a full-service power plant mercury-control provider, for approximately $22.4 million. The preliminary purchase price allocation included amortizable intangible assets of $5.0 million and goodwill of $14.9 million.

Albemarle Corporation and Subsidiaries

On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Our ownership interests in these Polymer Additives business segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.4 million payable in cash due primarily within one year. On June 30, 2008, we acquired the remaining 25% interests of each of these joint ventures. The acquisition of the remaining interests totaled approximately $19.9 million. The preliminary purchase price allocation after purchasing the remaining 25% interests included amortizable intangible assets of approximately $12.4 million and goodwill of approximately $8.1 million. During 2008, we also made payments of approximately $21.6 million associated with the prior July 31, 2007 acquisition of controlling interests in the joint ventures.

On September 30, 2006, we acquired the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharma Chemicals, Inc., an indirect subsidiary of Royal DSM N.V., for approximately $26.0 million.

Employees

As of December 31, 2008, we had 4,130 employees of whom 2,230, or 54%, are employed in the U.S.; 1,290, or 31%, are employed in Europe; and 610, or 15%, are employed in Asia. Approximately 20% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters—Industrial Trades Division; and

•

Pasadena, Texas—United Steel Workers (USW); Sheet Metal Workers International Association; United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry; and International Brotherhood of Electrical Workers.

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 10 years. Bargaining agreements expire at our Baton Rouge, Louisiana and Orangeburg, South Carolina locations in 2010 and at our Pasadena, Texas site in 2011.

We have two works councils representing the majority of our European sites—Amsterdam and Amersfoort, the Netherlands; and Bergheim, Germany—covering approximately 1,100 employees. In addition, we have approximately 60 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that we have a generally good relationship with these councils and bargaining representatives.

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

Available Information

Our internet website address is http://www.albemarle.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Health Safety and Environmental, Executive Compensation, and Corporate Governance and Social Responsibility Committees are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801, or by calling (225) 388-7654.

Albemarle Corporation and Subsidiaries

Item 1A.	Risk Factors.

You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.

Adverse conditions in the global economy and the volatility and disruption of financial markets could negatively impact our customers and suppliers and therefore have a material adverse effect on our results of operations.

The global economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be affected by the global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges currently affecting the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to us. If the global recession continues for significant future periods or deteriorates significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

Volatility and disruption of financial markets could affect access to credit.

The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce our sources of liquidity and our customers’ sources of liquidity.

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

Our customers use our specialty chemicals for a broad range of applications. Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty chemicals that we produce or make our specialty chemicals unnecessary. Customers may also find alternative materials or processes that no longer require our products. For example, many of our flame retardants are incorporated into resin systems to enhance the flame retardancy of a particular polymer. Should a customer decide to use a different polymer due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use. Our business, results of operations, cash flows and margins could be materially adversely affected if we are unable to manage successfully the maturation of our existing products and the introduction of new products.

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

We also expect competition to increase as our competitors develop and introduce new and enhanced products. For example, our Fine Chemicals segment is experiencing increased competition from large-scale producers of pharmachemicals, particularly from Asian sources. In our Catalysts segment, our petroleum refinery customers are processing crude oil feedstocks of declining quality, while at the same time operating under increasingly stringent regulations requiring the gasoline, diesel and other fuels they produce to contain fewer impurities, including sulfur. As a result, our petroleum refining customers are demanding more effective and efficient catalysts products. As new products enter the market, our products may become obsolete or competitors’ products may be marketed more effectively than our products. If we fail to develop new products, maintain or improve our margins with our new products or keep pace with technological developments, our business, financial condition, results of operations and cash flows will suffer.

Our inability to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Protection of our proprietary processes, methods and compounds and other technology is important to our business. We generally rely on patent, trade secret, trademark and copyright laws of the U.S. and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trade secret, trademark and copyright laws of some countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. Additionally, some of our technologies are not covered by any patent or patent application and, even if a patent application has been filed, it may not result in an issued patent. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

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

We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities that are translated into U.S. Dollars for presentation in our financial statements as well as our net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies for which we have foreign currency rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Brazilian Real, Korean Won and the U.S. Dollar (in certain of its foreign locations). Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from the currency in which it receives revenues. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

Albemarle Corporation and Subsidiaries

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

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups in various countries in the world of certain brominated flame retardants. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.

In the U.S., a number of state legislatures are considering draft legislation, which would impose limitations on, or prohibit the use of, certain brominated flame retardants for specific applications. For example, in 2007, the State of Washington passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses after January 1, 2008 and in televisions, computers and residential upholstered furniture after January 1, 2011 if a safer and technically feasible alternative is discovered. The Washington State Department of Ecology published a draft report in November 2008 that concluded that such alternatives exist. The State of Maine passed a bill that bans the use of decabromodiphenyl ether as a flame retardant in mattresses, mattress pads and textiles used in residential furniture after January 1, 2008 and in the casings of televisions and computers after January 1, 2010. Similar bills are currently under consideration in a number of other states, and we expect additional states to consider similar measures in the future.

Albemarle Corporation and Subsidiaries

Additionally, agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants, including decabromodiphenyl ether, hexabromocyclododecane and tetrabromobisphenol A. We manufacture each of these brominated flame retardants.

The only brominated flame retardant that we currently sell that has been banned for specified applications to date is decabromodiphenyl ether, which was banned for limited applications in the States of Washington and Maine as described above. Norway restricted decabromodiphenyl ether in April 2008, except for certain transportation applications. On April 1 2008, the European Court of Justice annulled the exemption of decabromodiphenyl ether from the RoHS Directive, ruling that the European Commission had followed an incorrect procedure when adopting the exemption. As a consequence, the use of decabromodiphenyl ether in electrical and electronic equipment was banned in the European Union effective July 1, 2008. In 2008, approximately 1% of our net sales were derived from decabromodiphenyl ether. None of these legislative restrictions has caused or is expected to cause a significant adverse effect on our profitability.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on an average interest rate of 3.5% and outstanding borrowings at February 12, 2009 of $949.0 million, our annual interest expense would be approximately $33.3 million. A hypothetical 10% change (approximately 35 basis points) in the average interest rate applicable to our total borrowings would change our annualized interest expense by approximately $3.3 million. Our business may not generate sufficient cash flow from operations to service our debt obligations, particularly if currently anticipated cost savings and operating improvements are not realized on schedule or at all. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

Conditions in the global credit markets have been volatile in recent months. Continued volatility and more stringent credit standards could impact our ability to refinance our obligations on commercially reasonable terms and could result in a material adverse effect on our business or financial condition. While current conditions in the global credit markets have affected some borrowers’ ability to raise additional capital or to refinance existing obligations, to date, the volatility in the global credit markets has had limited impact on us. We exchanged and extended the maturity of our senior credit agreement in early 2007, before the current volatility manifested. As a result, currently, we do not have any significant obligation maturity before 2013, when our March 2007 credit agreement matures. Existing availability under existing committed credit facilities are expected to be sufficient for our working capital and capital expenditure needs.

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

Albemarle Corporation and Subsidiaries

could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38.

Notably, while we have agreed upon rates and terms under our March 2007 credit agreement, there is a risk that our banks might require us to renegotiate certain terms of our credit agreement should we need to raise additional debt for acquisitions or general corporate needs.

A downgrading of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.

Borrowings under our March 2007 credit agreement bear interest at floating rates. The rates are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services, or S&P, and Moody’s Investors Services, or Moody’s. S&P has rated our senior unsecured long-term debt as BBB and Moody’s has rated our senior unsecured long-term debt as Baa2. S&P and/or Moody’s may, in the future, downgrade our ratings. The downgrading of our ratings or an increase in benchmark interest rates would result in an increase of our interest expense on borrowings under our March 2007 credit agreement. In addition, the downgrading of our ratings could adversely affect our future ability to obtain funding or materially increase the cost of any additional funding. These rating services have maintained our ratings outlook as “stable,” however, any of the events described above could negatively affect our ratings outlook.

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

In 2005 and again in the third quarter of 2008, major hurricanes caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. If similar weather-related matters occur in the future, it could negatively affect our results of operations at our sites in this region.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. We are potentially at risk if one or more of our insurance carriers fails. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

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

Albemarle Corporation and Subsidiaries

Some of our employees are unionized, represented by workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the United States.

As of December 31, 2008, we had 4,130 employees. Approximately 20% of our 2,230 U.S. employees are unionized. Our collective bargaining agreements expire in 2010 and 2011. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Although our pension plans currently meet minimum funding requirements, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

We have several defined benefit pension plans around the world, including in the U.S., the Netherlands, Germany, Belgium, France, and Japan, covering most of our employees. The U.S. plans represent approximately 92% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

Albemarle Corporation and Subsidiaries

During 2008, we made a $25.0 million voluntary contribution to our U.S. qualified defined benefit pension plans. Our U.S. qualified defined benefit pension plans in aggregate were approximately 78% funded on an Internal Revenue Service, or IRS, funding basis as of December 31, 2008. While we do not expect significant cash contributions to be required, we may choose to make additional voluntary pension contributions in 2009. Contributions after 2009 could vary depending on factors such as asset returns, then-current interest rates, and legislative changes. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the U.S. and throughout the world. As an American Chemistry Council member company, we have completed vulnerability assessments of our U.S. manufacturing locations and meet the requirements of this industry standard. We have a corporate security standard and audit our facilities for compliance. Recent investments have been made to upgrade site security. However, federal legislation is under consideration that could impose new site security requirements, specifically on chemical manufacturing facilities, which may increase our overhead expenses.

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

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained and effectively used and are adequate to operate our business. During 2008, the Company’s manufacturing plants operated at approximately 75% capacity in the aggregate.

Set forth below is information at December 31, 2008 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Principal executive offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned; on leased land

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Mobile, Alabama	Production of tin stabilizers	Owned by Arkema Group LLC who operates the plant for Stannica LLC, a joint venture in which we own a 60% interest and Arkema Group LLC owns a 40% interest

Nanjing, China	Technology center, product repackaging and flame retardant production	Owned; on leased land

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Production of bromine and derivatives and flame retardants	Leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

South Haven, Michigan	Production of custom fine chemicals including pharmaceutical actives	Owned

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters	Owned; on leased land

Twinsburg, Ohio	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities	Owned

Item 3.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation, or NOV, from the EPA Region 4 regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the results of operations or the financial position of the Company.

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

NONE

Executive Officers of the Registrant.

The names, ages and biographies of all executive officers and other certain officers of Albemarle as of February 27, 2009 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 13, 2009).

Name	Age	Position
Mark C. Rohr	57	Chairman of the Board, President, and Chief Executive Officer

William M. Gottwald	61	Vice Chairman of the Board

John M. Steitz	50	Executive Vice President and Chief Operating Officer

Richard J. Diemer, Jr.	50	Senior Vice President and Chief Financial Officer

Luther C. Kissam, IV	44	Senior Vice President, Law and Manufacturing, and Corporate Secretary

John G. Dabkowski	60	Vice President, Business Development (Retiring April 1, 2009)

Milan R. Shah	33	Vice President, Business Development

Ronald R. Gardner	57	Vice President, Fine Chemicals

Darian K. Rich	48	Vice President, Human Resources

John J. Nicols	44	Vice President, Catalysts

Albemarle Corporation and Subsidiaries

Name	Age	Position
Anthony S. Parnell	49	Vice President, Global Sales, Service and Operations Planning

Luc Van Muylem	56	Vice President, Polymer Additives

Ronald C. Zumstein	47	Vice President, Manufacturing Operations

Richard G. Fishman	56	Vice President, Treasurer and Chief Tax Counsel

David W. Clary	49	Vice President, Chief Sustainability Officer

Mark C. Rohr was elected Chairman of the Board, President and Chief Executive Officer of the Company effective August 1, 2008. Mr. Rohr previously served as President and Chief Executive Officer of the Company from October 1, 2002 through July 31, 2008 and as President and Chief Operating Officer from January 1, 2000 through September 30, 2002. Mr. Rohr also served as Executive Vice President, Operations of our company from March 22, 1999 through December 31, 1999. Before joining the Company, Mr. Rohr served as Senior Vice President, Specialty Chemicals of Occidental Chemical Corporation (chemical manufacturer with interests in basic chemicals, vinyls, petrochemicals and specialty products and subsidiary of Occidental Petroleum Corporation). Mr. Rohr currently serves on the Boards of Directors of Celanese Corporation and Ashland Inc.

William M. Gottwald was elected Vice Chairman of our Board of Directors on August 1, 2008, having previously served as Chairman from 2001 through 2008. Dr. Gottwald joined the Company in 1996 as Vice President – Corporate Strategy, after being associated with Ethyl Corporation (provider of value-added manufacturing and supply solutions to the chemical industry and subsidiary of NewMarket Corporation). During his 15 years tenure with Ethyl Corporation, Dr. Gottwald served as Senior Vice President and President of Whitby, Inc., an Ethyl subsidiary. Dr. Gottwald retired as an employee of Albemarle on June 1, 2008. Dr. Gottwald is also a director of Tredegar Corporation, a manufacturer of plastic films and aluminum extrusions.

John M. Steitz was appointed to Executive Vice President and Chief Operating Officer of the Company effective April 11, 2007. Mr. Steitz served as Senior Vice President, Business Operations since January 1, 2004 and as Vice President, Business Operations from October 2002 until January 2004. From July 2000 until October 2002, Mr. Steitz served as Vice President, Fine Chemicals on a global basis. Before joining the Company, he was Vice President and General Manager, Pharmaceutical Chemicals of Mallinckrodt, Incorporated (global provider of specialty healthcare products in the areas of diagnostic imaging, respiratory care and pain relief, and business unit of Tyco Healthcare) for 22 years. Mr. Steitz currently serves as a director of Innophos Holdings Inc.

Richard J. Diemer, Jr. joined the Company on August 15, 2005, and was elected Senior Vice President and Chief Financial Officer effective September 1, 2005. Before joining the Company, he served as the Senior Portfolio Manager, Equities at Honeywell International Inc. (provider of aerospace products and services, control technologies for buildings, home and industry, automotive products, turbochargers and specialty materials) since December 2004. Prior to that, he was Vice President, Equity Research from March 2002 to December 2004 and Chief Financial Officer of Honeywell Specialty Materials (subsidiary of Honeywell International, Inc.) from July 2000 to March 2002.

Luther C. Kissam, IV was appointed Senior Vice President, Law and Manufacturing, and Corporate Secretary effective January 8, 2008. Mr. Kissam joined the Company in September 2003 and served as Vice President, General Counsel and Secretary from that time until December 16, 2005 when he was promoted to Senior Vice President, General Counsel and Secretary. Before joining the Company, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

John G. Dabkowski joined the Company and Ethyl Corporation in June 1973 and was named Vice President, Business Development effective April 11, 2007. Mr. Dabkowski served as Vice President, Polymer Additives since September 2004 and as Vice President, Polymer Chemicals from September 1997 until September 2004. Previously, he served as Vice President and General Manager of Specialty Chemicals from March 1994 until September 1997. Mr. Dabkowski announced his retirement effective April 1, 2009.

Milan R. Shah joined the Company on December 18, 2008 and was elected Vice President, Business Development effective February 18, 2009. Before joining the Company, Mr. Shah was with Deutsche Bank Securities, Inc. as a senior investment banker within its chemical industry advisory practice. While at Deutsche Bank, he worked with many of the leading companies in the chemical industry, including Albemarle, on financings, portfolio management, merger and acquisition execution and strategy development.

Albemarle Corporation and Subsidiaries

Ronald R. Gardner was elected Vice President, Fine Chemicals effective January 1, 2007. Mr. Gardner served as a Divisional Vice President, Performance Chemicals since 2002, and was Business Director, Bromine and Derivatives including Jordan Bromine start up and integration since 2001. Previously, he worked in research and development, manufacturing, international distribution, project management, and international business management (including a five-year assignment in Europe) since joining the Company and Ethyl Corporation in May 1973.

Darian K. Rich joined the Company on October 29, 2008 and was elected Vice President of Human Resources effective November 1, 2008. Before joining the Company, Mr. Rich served 12 years with The Coca-Cola Company where he held several positions in the U.S. as Vice President, Human Resources and Asia in both line management and corporate operations and most recently as Vice President of Coca-Cola’s International Human Resource Services.

John J. Nicols joined the Company and Ethyl Corporation in February 1990 and served as Vice President, Fine Chemicals of the Company from June 2002 until January 1, 2007 when he was elected Vice President, Catalysts. Previously, Mr. Nicols ran the company’s Global Flame Retardants business from February 1999 through June 2002. Additionally, Mr. Nicols led the company’s Bromine Businesses in Asia from Tokyo, Japan from 1995 through 1998. Before joining the Company, Mr. Nicols worked for three years in manufacturing and research and development for Hercules, Inc. (specialty chemicals).

Anthony S. Parnell was elected Vice President, Global Sales, Service and Operations Planning effective January 1, 2007. Previously, Mr. Parnell served as Vice President, Americas Sales Operations since 2002, and was Managing Director of Albemarle’s European Operations from 1996 until 2002. He previously served in various commercial leadership positions at the Company and Ethyl Corporation since 1982.

Luc Van Muylem was named Vice President, Polymer Additives effective April 11, 2007. Mr. Van Muylem previously served as Division Vice President, Flame Retardants and has over 30 years of industry experience.

Ronald C. Zumstein was elected Vice President, Manufacturing Operations effective March 31, 2008. Dr. Zumstein previously served as Albemarle’s Vice President of Health, Safety and Environment and Vice President of Manufacturing for the Company’s Polymer Additives division. Dr. Zumstein previously held various positions of increasing responsibility since joining the Company and Ethyl Corporation in 1987, including serving as Plant Manager at several of Albemarle’s U.S. locations.

Richard G. Fishman was elected Vice President, Treasurer and Chief Tax Counsel effective February 18, 2009. Mr. Fishman joined the Company on May 22, 2006 and previously served the Company as Vice President Tax and Chief Tax Counsel. Before joining the Company, he served nearly 18 years with Honeywell International Inc. (formerly known as AlliedSignal Inc.) in various tax positions, most recently as Director of International Taxation & Associate General Tax Counsel.

David W. Clary was elected Vice President and Chief Sustainability Officer effective July 1, 2008. Dr. Clary previously served as Division Vice President of Albemarle’s Fine Chemistry Services from January 1, 2006 until July 2008. Since joining the Company and Ethyl Corporation in 1985, Dr. Clary served as Director of Fine Chemicals Research and Development, and in other positions in research and development, manufacturing, and business management.

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

	Common Stock Price Range		Dividends
	High	Low	Declared Per Share of Common Stock
2007
First Quarter	$43.26	$34.02	$0.105
Second Quarter	44.81	36.50	0.210
Third Quarter	48.84	32.92	—	*
Fourth Quarter	48.37	38.06	0.105

2008
First Quarter	$41.15	$31.99	$0.120
Second Quarter	45.90	34.73	0.120
Third Quarter	42.45	29.71	0.120
Fourth Quarter	30.90	16.16	0.120

Albemarle Corporation and Subsidiaries

*	Dividend declared in the second quarter due to the timing of our Board of Directors meetings.

There were 90,980,309 shares of common stock held by 3,469 shareholders of record as of December 31, 2008. On February 18, 2009, we declared a dividend of $0.125 per share of common stock, payable April 1, 2009.

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2008:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
October 1, 2008 to October 31, 2008	—	—	—	4,650,000

November 1, 2008 to November 30, 2008	250,000	$21.80	250,000	4,400,000

December 1, 2008 to December 31, 2008	—	—	—	4,400,000

Total	250,000	$21.80	250,000	4,400,000

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008 after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

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

The information for the five years ended December 31, 2008, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	deterioration in economic and business conditions;

•	future financial and operating performance of our major customers and industries served by us;

Albemarle Corporation and Subsidiaries

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our inability to pass through increases;

•	performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and increased government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•

changes in interest rates, to the extent such rates (1) affect our ability to raise capital or increase our cost of funds, (2) have an impact on the overall performance of our pension fund investments and (3) increase our pension expense and funding obligations;

•	volatility and substantial uncertainties in the debt and equity markets; and

•	the other factors detailed from time to time in the reports we file with the SEC.

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The following is a discussion and analysis of results of operations for the years ended December 31, 2008, 2007 and 2006. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 38.

Overview and Outlook

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including petroleum refiners, utilities providers, manufacturers of consumer electronics, building and construction materials, automotive parts, packaging, pharmachemicals and agrichemicals. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

Our plans for growth in our businesses are being impacted by the current poor conditions in the global economy, but we believe that our businesses are well positioned to adapt to these changing global market conditions. We expect to continue to deliver value to our shareholders through strategically managing our product portfolio for higher-growth and higher-margin products and services, continued focus on research and development, investment in innovative technologies, our financial discipline, effective cost controls

Albemarle Corporation and Subsidiaries

and reductions where appropriate, and our ongoing stewardship of our assets and financial position. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. On a segment-by-segment basis, we expect continued near-term weakness in our Polymer Additives segment as softness in demand in the electronics, construction and automotive industries continues to pressure this segment’s performance, particularly in our flame retardants portfolio. Industry destocking has driven downstream inventories down steeply. While timing is uncertain, we expect the tightening in inventory levels may provide improving volumes in our Polymer Additives segment as end-market demand recovers. We also expect the potential for more stringent fire-safety regulations in many countries around the world may help drive growth in our Polymer Additives segment. Growth in our Catalysts segment is expected to be driven by long-term global demand for petroleum products, generally deteriorating quality of crude oil feedstock, implementation of more stringent fuel quality requirements as a part of clean air initiatives, and new opportunities in alternative fuel technologies. Our Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions.

2008 Highlights

•

Acquisition of 100% interests in our two Chinese joint ventures. We acquired the remaining 25% ownership interests of our polymer additive joint ventures in China: Ningbo Jinhai Albemarle Chemical & Industry Co., Ltd. and Shanghai Jinhai Albemarle Fine Chemicals Co., Ltd. (“Shanghai Jinhai”) on June 30, 2008 to become a leading manufacturer and supplier of polymer antioxidants in China and one of the top suppliers worldwide as we continue to provide even broader solutions for our customers in China and the growing regional and global marketplace. Additionally, we approved projects to more than double the antioxidant production capacity at our Shanghai Jinhai site to further strengthen our position in the China plastics additives marketplace as market conditions improve.

•

Formation of Sinobrom joint venture. We reached an agreement on December 5, 2008 with Weifang Sinobrom Import and Export Company, Ltd., or Sinobrom, to form a new Fine Chemicals joint venture that combined the existing business of Sinobrom, a leading marketer of bromine derivatives in China, with Albemarle’s global bromine expertise across the world. The new joint venture, Sinobrom Albemarle Bromine Chemicals (Shandong) Company Ltd., is 75% owned by Albemarle and creates new growth platforms for Albemarle in Shandong province, the heart of the Chinese bromine and derivatives market.

•

Acquisition of Sorbent Technologies Corporation. We acquired the mercury control provider Sorbent Technologies Corporation on July 31, 2008 for $6.43 per share representing an aggregate purchase price of approximately $22.4 million. This Fine Chemicals acquisition brings proprietary and comprehensive technologies that broaden our current bromine offerings and allow us to bring innovative, turnkey solutions to utilities and other bromine-based mercury solutions providers in the industry while complementing our existing green solutions portfolio and our ongoing mission to provide innovative and viable clean energy products and services to the marketplace.

•

Divestiture of our Port de Bouc, France facility. We entered into an agreement to divest our Port de Bouc, France facility to better position us to focus on our core business initiatives. This transaction had an effective date of December 31, 2008 and resulted in a special item charge of $38.5 million ($33.4 million after income taxes).

•	Stock Repurchase Plan. We repurchased an aggregate of 4,662,700 shares of our common stock in open-market or privately-negotiated transactions at an average price of $36.23 per share.

•	Increased Dividends. We increased our dividend for the 14th consecutive year, ending the year at an annual dividend rate of $0.48 per share.

•

Extension of Debt Agreement. In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590 million out of $675 million, approved the extension.

2009 Outlook

Polymer Additives: We expect the recent downturn in consumer electronics, together with already lackluster demand in the automotive and construction sectors, to impact volumes and profitability of our Polymer Additives segment through 2009. Although we are taking steps to restructure our operations and cut costs, we expect 2009 will be challenging until consumer demand returns and global markets rebound. In the longer term, the increasing standard of living around the globe should drive higher demand for electrical and electronic equipment and new construction. This combined with the potential for increasingly stringent fire-safety regulations and global climate initiatives should increase the need for insulation materials. The timing of the return to growth in the global markets is uncertain.

Albemarle Corporation and Subsidiaries

We are continuing to increase our presence in China as we build a foundation for expanding our business in Asia. Expansion of our now wholly owned antioxidants facility in Shanghai is expected to come on-line in 2009. In addition, our flame retardant plant in Nanjing should allow us to increase operations as we produce phosphorous-based flame retardants at this site to serve the Asia-Pacific construction and electronic markets.

New product development momentum continues in our Polymer Additives segment. The trend in some electronic components toward halogen-free flame retardants, while challenging our legacy products, also creates numerous development opportunities with our diverse customer base. We plan to begin commercializing sales of a new halogen-free product in one of our key-growth markets and have several others in various stages of development. We also plan to commercialize a new polyurea curative which offers greater cure speed flexibility.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. While we continue to closely monitor developments in the global economy, we expect our Catalysts segment profit growth in 2009 to come primarily from new product introductions, new markets that we penetrate, FCC pricing improvements and the continued growth in our polyolefin catalysts business.

With continuing global demand for oil and consumer fuel and tightening fuel quality regulations, we believe refiners will process more sour crudes, which should require additional HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. The HPC catalysts expansion at our Bayport, Texas facility is now operational and delivering products. This plant has added approximately 10,000 metric tons to our capacity and increased our global HPC capacity (including capacity at our joint venture Nippon Ketjen) by approximately 30%. We believe this will provide us with the capacity to meet the growth in demand that we expect in this business in the coming years. We continue to believe we will need additional HPC capacity in the future to meet expected increased demand. We must also continue to successfully pass through metals costs and ensure optimal inventory levels in periods of declining metals prices.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. While we believe there remains room for further margin improvement, we believe to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. We have seen incremental margin increases, although we continue to face raw material cost pressures related to energy, metals, imported rare earths, and transportation costs. We believe, however, that our price increases should offset increasing raw material and energy costs, but there is no guarantee that will occur.

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business, which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil prices increase.

Fine Chemicals: Our Fine Chemicals segment continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, in spite of the current economic pressures, we expect stable growth in 2009 as we continue to expand the breadth of use of our bromine and bromine derivatives. In addition to an overall focus on margin improvement, our two strategic areas of focus in our Fine Chemicals segment have been to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. As we supply bromine feed stocks to our Polymer Additives segment, our profitability is generally impacted as market conditions change in that sector. Also, we will continue our focus on developing our fine chemistry services business. Our new products pipeline in this business has approximately doubled in the last year, allowing us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We are continuing our focus on reducing working capital and maximizing cash generation. In addition, we will continue to focus on tax efficiency, however, incremental income is more likely to be earned in locales with higher incremental rates. We believe our global effective tax rate may be in the range of 18% to 19% but will vary based on the locales in which incremental income is actually earned. We increased our quarterly dividend payout by 4% in 2009 to $0.125 per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2009 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

Albemarle Corporation and Subsidiaries

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

Selected Financial Data

	Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In millions, except percentages and per share amounts)
NET SALES	$2,467.1	$2,336.2	$2,368.5	6%	(1)%
Cost of goods sold	1,859.4	1,713.7	1,817.7	9%	(6)%

GROSS PROFIT	607.7	622.5	550.8	(2)%	13%
GROSS PROFIT MARGIN	24.6%	26.6%	23.3%

Selling, general and administrative expenses	255.1	245.0	237.8	4%	3%
Research and development expenses	67.3	62.7	46.3	7%	35%
Port de Bouc facility disposition charge	38.5	—	—	*	*
Restructuring charges	25.8	—	—	*	*
Dayton facility closure charge	—	4.9	—	*	*
Loss on Thann facility divestiture and other special items	—	—	89.2	*	*

OPERATING PROFIT	221.0	309.9	177.5	(29)%	75%
OPERATING PROFIT MARGIN	9.0%	13.3%	7.5%
Interest and financing expenses	(38.2)	(38.3)	(44.0)	0%	(13)%
Other income (expenses), net	0.6	6.2	(0.1)	*	*

INCOME BEFORE INCOME TAX EXPENSE, MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	183.4	277.8	133.4	(34)%	108%
Income tax (benefit) expense	(6.5)	55.1	2.2	*	*
Effective tax rate	(3.6)%	19.8%	1.6%

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	189.9	222.7	131.2	(15)%	70%
Minority interests in income of consolidated subsidiaries (net of tax)	(18.8)	(17.6)	(13.2)	7%	33%
Equity in net income of unconsolidated investments (net of tax)	23.1	24.6	25.0	(6)%	(2)%

NET INCOME	$194.2	$229.7	$143.0	(15)%	61%

PERCENTAGE OF NET SALES	7.9%	9.8%	6.0%

Basic earnings per share	$2.13	$2.41	$1.51	(12)%	60%

Diluted earnings per share	$2.10	$2.36	$1.47	(11)%	61%

*	Calculation is not meaningful.

Comparison of 2008 to 2007

Net Sales

For 2008, we recorded net sales of $2,467.1 million, an increase of $130.9 million, or 6%, compared to net sales of $2,336.2 for 2007. This increase was due primarily to favorable pricing and foreign exchange rates as well as the impact of acquisitions, partially offset by lower volumes in our Polymer Additives and Catalysts segments. Overall, volumes declined 5%, price/mix increased 6% and foreign currency increased 3% compared to 2007.

Our Polymer Additives segment’s net sales for 2008 increased $11.0 million, or 1%, compared to 2007 primarily due to the impacts of acquisitions of 3%, improved pricing/mix of 2%, and favorable foreign currency of 3%, offset by a 7% decline in volumes. Our Catalysts segment’s net sales increased $29.6 million, or 3%, due mainly to a 9% improvement in price/mix and an increase of 3%

Albemarle Corporation and Subsidiaries

related to foreign currency, partially offset by an 8% decline in volume. Our Fine Chemicals segment’s net sales increased $90.3 million, or 17%, primarily due to improved pricing and mix of 9%, higher volumes of 5% and an increase of 2% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For 2008, our gross profit decreased $14.8 million, or 2%, from 2007 to $607.7 million due to lower volumes and increased raw material and manufacturing costs, partially offset by improved pricing and foreign exchange. These factors contributed to our declines in gross profit margin for 2008 to 24.6% from 26.6% in 2007.

Selling, General and Administrative Expenses

For 2008, our selling, general and administrative, or SG&A, expenses increased $10.1 million, or 4%, from 2007. This increase was primarily due to an increase in salaries and other employee benefit expenses of $3.8 million and outside legal and consulting services of $3.0 million. As a percentage of net sales, SG&A expenses were 10.3% in 2008 versus 10.5% in 2007.

Research and Development Expenses

For 2008, our research and development expenses increased $4.6 million, or 7%, from 2007. This increase was primarily due to continued investment in technologies supporting our growth programs across our segments. As a percentage of net sales, research and development expenses were 2.7% in 2008 and 2007.

Port de Bouc Facility Disposition Charge

Our 2008 results included a charge of $38.5 million ($33.4 million after income taxes) related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge is principally due to the disposition of long-term assets of $22.1 million and other charges totaling $15.9 million. Monetary obligations associated with this charge will be settled in 2009 using cash flow from operations.

Restructuring Charges

2008 includes a charge amounting to $25.8 million ($16.8 million after income taxes) related to restructuring activities, principally reductions in force at various locations across our operating segments. We expects to realize favorable profit impacts in its reported operating costs from this program starting in 2009. We will fund the majority of the obligations associated with this special charge with cash flow from operations in 2009.

Interest and Financing Expenses

Interest and financing expenses for 2008 decreased $0.1 million from 2007 to $38.2 million due to lower average interest rates offset by higher average outstanding debt levels.

Other Income (Expenses), Net

Other income (expenses), net for 2008 decreased $5.6 million from 2007 to $0.6 million primarily due to lower foreign exchange gains in 2008 and other charges, offset by higher interest income.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2008, our effective income tax rate was (3.6%) compared to 19.8% for 2007. The effective tax rate in 2008 reflects the following:    a net $5.1 million benefit related to the divestiture of our Port de Bouc, France operations, a net $32.4 million benefit from the settlement of the Internal Revenue Service tax audits for tax years 2000 through 2004, a tax reserve of $6.9 million due to changes in tax rules and a $3.9 million valuation allowance based upon an assessment of the Company’s ability to use certain net operating losses. Excluding the above items, the effective tax rate for 2008 was 12.5%. The 2007 period was impacted by a benefit from the enacted tax rate reduction in Germany of $2.1 million as well as adjustments totaling $8.4 million identified in the completion of various income tax filings.

Albemarle Corporation and Subsidiaries

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2008 and 2007, respectively, are as follows:

	% of Income Before Income Taxes
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	(0.5)	0.3
Increase in valuation allowance	14.6	3.4
Impact of foreign earnings, net(a)	(26.0)	(13.4)
Tax rate changes benefit	—	(0.7)
Effect of minority interests in income of consolidated subsidiaries	(0.8)	(0.9)
Loss on investment in foreign operations	(11.4)	—
Depletion	(2.6)	(2.2)
Revaluation of unrecognized tax benefits/reserve requirements	(10.4)	1.1
Other items, net	(1.5)	(2.8)

Effective income tax rate	(3.6%)	19.8%

(a)	Includes the benefits of lower foreign tax rates on earnings.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests’ share of net income was $18.8 million in 2008 compared to $17.6 million in 2007. This increase of $1.2 million is due primarily to increased earnings of JBC primarily due to improved pricing and margins offset by results from our joint venture Stannica, LLC.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $23.1 million for 2008 compared to $24.6 million in 2007. This net decrease of $1.5 million is due primarily to lower equity earnings from our Catalysts joint venture FCC S.A. and our Magnifin joint venture in our Polymer Additives segment, offset by improved performance in our Eurecat S.A. joint venture in our Catalysts segment.

Net Income

Our net income decreased 15% to $194.2 million in 2008 from $229.7 million in 2007 primarily due to special charges associated with our Port de Bouc facility disposition ($33.4 million after income taxes) and restructuring activities principally due to a reduction in force at various company locations ($16.8 million after income taxes) and lower margins, offset by lower effective income tax rates largely attributable to one-time tax benefits during 2008 associated with the settlement of certain IRS tax audits.

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

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:

Polymer Additives	$915.5	37.1%	$904.5	38.7%	1%

Catalysts	923.8	37.4%	894.2	38.3%	3%

Fine Chemicals	627.8	25.5%	537.5	23.0%	17%

Total net sales	$2,467.1	100.0%	$2,336.2	100.0%	6%

Segment operating profit:

Polymer Additives	$92.6	10.1%	$134.4	14.9%	(31)%

Catalysts	142.7	15.4%	135.4	15.1%	5%

Fine Chemicals	99.9	15.9%	95.9	17.8%	4%

Subtotal	335.2		365.7		(8)%

Minority interests in income of consolidated subsidiaries:

Polymer Additives	(7.2)		(9.1)		(21)%

Catalysts	—		—		—%

Fine Chemicals	(11.4)		(9.0)		27%

Corporate & Other	(0.2)		0.5		*

Total minority interests in income of consolidated subsidiaries	(18.8)		(17.6)		7%

Equity in net income of unconsolidated investments:

Polymer Additives	3.4		5.4		(37)%

Catalysts	19.9		19.2		4%

Fine Chemicals	—		—		—%

Corporate & Other	(0.2)		—		*

Total equity in net income of unconsolidated investments	23.1		24.6		(6)%

Segment income:

Polymer Additives	88.8	9.7%	130.7	14.4%	(32)%

Catalysts	162.6	17.6%	154.6	17.3%	5%

Fine Chemicals	88.5	14.1%	86.9	16.2%	2%

Total segment income	339.9		372.2		9%

Corporate & Other	(50.3)		(50.4)		0%

Port de Bouc disposition charges	(38.5)		—		*

Restructuring charges	(25.8)		—		*

Dayton facility closure charge	—		(4.9)		*

Interest and financing expenses	(38.2)		(38.3)		0%

Other income (expenses), net	0.6		6.2		*

Income tax benefit (expense)	6.5		(55.1)		*

Net income	$194.2		$229.7		(15)%

*	Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Polymer Additives

Our Polymer Additives segment recorded net sales for 2008 of $915.5 million, up $11.0 million, or 1%, versus 2007. This increase was attributable to higher year over year pricing in certain of our proprietary products and favorable foreign exchange rates offset by reduced volumes in our mineral flame retardants and a sharp fourth quarter decline in volumes of some of our brominated flame retardants serving the electronics end-markets. Net sales declined in our stabilizers and curatives product lines primarily due to reduced volumes in our antioxidants and special intermediates products, partially offset by favorable foreign exchange rates. Segment income decreased by 32% to $88.8 million due mainly to lower flame retardant volumes and increased raw material and other costs, partially offset by improved pricing and favorable foreign exchange rates, for 2008 as compared to 2007.

Catalysts

Our Catalysts segment recorded net sales for 2008 of $923.8 million, up $29.6 million, or 3%, versus 2007. This increase is a result of pricing improvements in FCC refinery catalysts and polyolefin catalysts partially offset by reduced volumes in HPC. Segment income increased $8.0 million or 5%, to $162.6 million due mainly to higher pricing partially offset by increased raw material costs.

Fine Chemicals

Our Fine Chemicals segment recorded net sales for 2008 of $627.8 million, up $90.3 million, or 17%, versus 2007. This increase is a result of pricing improvements in our performance chemicals business, improved pricing and volumes in our fine chemistry portfolios, the acquisition of our Sorbent mercury control business in the third quarter of 2008 and favorable foreign exchange rates. Segment income for 2008 was $88.5 million, up $1.6 million, or 2%, compared to 2007 due mainly to increased pricing, favorable product mix and favorable foreign exchange rates partially offset by higher costs from reduced bromine utilizations in polymer additives flame retardants.

Corporate and Other

For 2008, our Corporate and Other expenses were comparable to 2007.

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

Our Polymer Additives segment’s net sales for 2007 decreased $15.9 million, or 2%, compared to 2006 primarily due to an 11% decline in volume, partially offset by an improvement in price/mix of 7% and an increase of 2% related to foreign currency. Our Catalysts segment’s net sales increased $55.2 million, or 7%, due mainly to an 8% improvement in price/mix and an increase of 3% related to foreign currency, partially offset by a 4% decline in volume. Fine Chemicals’ net sales decreased $71.6 million, or 12%, primarily due to the disposition of our Thann, France facility in addition to reduced volumes of 8%, partially offset by improved price/mix of 4% and an increase of 2% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

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

Selling, General and Administrative Expenses

For 2007, our SG&A expenses increased $7.2 million, or 3%, from 2006. This increase was primarily due to an increase in salaries and other employee benefit expenses of $4.2 million and outside legal and consulting services of $2.7 million. As a percentage of net sales, SG&A expenses were 10.5% in 2007 versus 10.0% in 2006.

Research and Development Expenses

For 2007, our research and development expenses increased $16.4 million, or 35%, from 2006. This increase was primarily due to higher investments in new catalysts to satisfy the needs in both traditional and alternative fuels markets and in new polymer additives and fine chemicals products. As a percentage of net sales, research and development expenses were 2.7% in 2007 versus 2.0% in 2006.

Albemarle Corporation and Subsidiaries

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

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2007, our effective income tax rate was 19.8% compared to 1.6% for 2006. The effective tax rate in 2007 reflects a $2.1 million benefit from an enacted tax rate reduction in Germany as well as favorable adjustments totaling $8.4 million identified in the completion of various income tax filings. In 2007, we recorded a valuation allowance of $9.4 million, including $8.9 million relating to a capital loss carryover that will more likely than not expire unused. The 2006 period was impacted by the reduction in pre-tax income caused by the Thann divestiture charge of $89.2 million and the associated tax benefit of $30.8 million, or 34.5%, on that charge. Excluding the Thann charge and related tax impact, the effective tax rate for 2006 was 14.8%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2007 and 2006, respectively, are as follows:

	% of Income Before Income Taxes
	2007	2006
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.4
Increase in valuation allowance	3.4	0.4
Foreign tax rate differences(a)	(12.5)	(16.6)
Impact of foreign earnings(b)	(0.9)	(8.5)
Tax rate changes (benefit)	(0.7)	(6.9)
Effect of minority interests in income of consolidated subsidiaries	(0.9)	(1.5)
Extraterritorial income exclusion	—	(1.4)
Depletion	(2.2)	(1.2)
Revaluation of unrecognized tax benefits/reserve requirements	1.1	2.7
Other items, net	(2.8)	(0.8)

Effective income tax rate	19.8%	1.6%

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

Albemarle Corporation and Subsidiaries

Net Income

Our net income increased 61% to $229.7 million in 2007 from $143.0 million in 2006 primarily due to improved margins and the Fine Chemicals segment Thann divestiture charge of $89.2 million ($58.4 million after income taxes) in 2006.

Albemarle Corporation and Subsidiaries

Segment Information Overview

	Year Ended December 31,				Percentage Change
	2007	% of net sales	2006	% of net sales	2007 vs 2006
	(In millions, except percentages)
Net sales:

Polymer Additives	$904.5	38.7%	$920.4	38.9%	(2)%

Catalysts	894.2	38.3%	839.0	35.4%	7%

Fine Chemicals	537.5	23.0%	609.1	25.7%	(12)%

Total net sales	$2,336.2	100.0%	$2,368.5	100.0%	(1)%

Segment operating profit:

Polymer Additives	$134.4	14.9%	$151.3	16.4%	(11)%

Catalysts	135.4	15.1%	103.4	12.3%	31%

Fine Chemicals	95.9	17.8%	68.6	11.3%	40%

Subtotal	365.7		323.3		13%

Minority interests in income of consolidated subsidiaries:

Polymer Additives	(9.1)		(8.9)		2%

Catalysts	—		—		—%

Fine Chemicals	(9.0)		(6.4)		41%

Corporate & Other	0.5		2.1		*

Total minority interests in income of consolidated subsidiaries	(17.6)		(13.2)		33%

Equity in net income of unconsolidated investments:

Polymer Additives	5.4		5.0		8%

Catalysts	19.2		20.1		(4)%

Fine Chemicals	—		—		—%

Corporate & Other	—		(0.1)		*

Total equity in net income of unconsolidated investments	24.6		25.0		(2)%

Segment income:

Polymer Additives	130.7	14.4%	147.4	16.0%	(11)%

Catalysts	154.6	17.3%	123.5	14.7%	25%

Fine Chemicals	86.9	16.2%	62.2	10.2%	40%

Total segment income	372.2		333.1		12%

Corporate & Other	(50.4)		(54.6)		(8)%

Dayton facility closure charge	(4.9)		—		*

Loss on Thann facility divestiture	—		(89.2)		*

Interest and financing expenses	(38.3)		(44.0)		(13)%

Other income (expenses), net	6.2		(0.1)		*

Income tax expense	(55.1)		(2.2)		*

Net income	$229.7		$143.0		61%

*	Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Polymer Additives

Our Polymer Additives segment recorded net sales for 2007 of $904.5 million, down $15.9 million, or 2%, versus 2006. Net sales declined in our flame retardant portfolio primarily due to reduced volumes in our tetrabrom product line, partially offset by higher year-over-year pricing in certain of our proprietary products and favorable foreign exchange rates. Net sales improved in stabilizers and curatives product lines due to the effects of improved pricing and favorable foreign exchange rates partially offset by slightly reduced volumes. Segment income decreased by 11% to $130.7 million due mainly to lower tetrabrom volumes and increased raw material and other costs, partially offset by improved pricing and favorable foreign exchange rates, for 2007 as compared to 2006.

Catalysts

Our Catalysts segment recorded net sales for 2007 of $894.2 million, up $55.2 million, or 7%, versus 2006. This increase is a result of pricing improvements in FCC refinery catalysts and polyolefin catalysts partially offset by reduced volumes in refinery catalysts. Segment income increased 25%, or $31.1 million, to $154.6 million due mainly to higher pricing and additional equity earnings in several of our Catalysts segment joint ventures, partially offset by increased raw material costs and a decrease in equity earnings from our Nippon Ketjen joint venture. In addition, our Catalysts segment income for 2007 includes a $2.1 million pre-tax benefit from the elimination of an employee benefit plan.

Fine Chemicals

Our Fine Chemicals segment recorded net sales for 2007 of $537.5 million, down $71.6 million, or 12%, versus 2006. This decrease was due mainly to the disposition of our Thann, France facility, a decline in our custom service products, and is partially offset by the acquisition of the South Haven, Michigan facility and improved pricing in our bromine portfolio and fine chemistry services business. Segment income for 2007 was $86.9 million, up $24.7 million, or 40%, from 2006 due mainly to increased pricing, improved plant production efficiencies and favorable foreign exchange rates.

Corporate and Other

For 2007, our Corporate and Other expenses decreased $4.2 million, or 8%, to $50.4 million from 2006. This decrease was primarily due to a reduction in certain employee benefit expenses partially offset by an increase in legal and consulting costs.

Summary of Critical Accounting Policies and Estimates

Estimates, Assumptions and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be critical in the preparation of the financial statements.

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

Albemarle Corporation and Subsidiaries

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Significant portions of our sales are sold free on board (FOB) shipping point or on an equivalent basis, and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, borrowing costs and expected equity premiums. The factors in this calculation are largely external to our company, and therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names are amortized over their estimated useful lives, generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” See Note 10, “Goodwill and Other Intangibles” to our consolidated financial statements included in Item 8 beginning on page 44.

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of certain requirements of FASB Statements No. 87, 106 and 132(R),” or SFAS No. 158, SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required under SFAS No. 158, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. The primary assumptions are as follows:

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

During 2008, we made changes to the assumptions related to the discount rate, the rate of compensation increase for salary related plans and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to indices such as Moody’s Aa, the International Index Company, and iBoxx, as well as a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing

Albemarle Corporation and Subsidiaries

country specific Aa-graded or better corporate bonds without special features or options, which could affect the duration. In some countries, the yield curve may be based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2008, the weighted-average discount rate was increased for the pension plans from 6.39% to 6.45% and for the other postretirement plans from 6.40% to 6.55% to reflect market conditions as of the December 31, 2008 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2008, the weighted-average expected rate of return on pension plan assets remained at 8.71%. There was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets either. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2008 and 2007, the assumed weighted-average rate of compensation increase changed to 4.03% from 4.08%, respectively, for the pension plans. The assumed weighted-average rate of compensation remained at 4.25% for the other postretirement plans at December 31, 2008 and 2007.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2008, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees decreased by 0.25%. For 2009, the assumed trend rate for pre-65 coverage is 8.5% per year, decreasing to an ultimate rate of 5.0% in the year 2017. The 2009 assumed trend rate for post-65 coverage is 12% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit obligation by $0.1 million and would increase the service and interest benefit cost components by a minimal amount. A 1% decrease in the U.S. heath care cost trend rate would decrease the benefit obligation by $0.2 million and would decrease the service and interest benefit cost components by a minimal amount.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(53,323)	$(4,540)	$64,519	$5,137
Other postretirement benefits	(5,305)	(209)	6,303	518
Expected return on plan assets:
Pension	*	(4,835)	*	4,835
Other postretirement benefits	*	(82)	*	82
Rate of increase (decrease) in per capita cost of covered health care benefits	113	7	(178)	(12)

*	Not applicable.

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

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryovers. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we believe it is more likely than not that the net deferred tax assets will be realized.

Albemarle Corporation and Subsidiaries

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. All U.S. federal income tax issues for the tax years 2000 through 2004 were resolved as of December 2008. The IRS is currently reviewing our income tax returns for the tax years 2005 through 2007.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. During 2008, we completed the tax audits for the following tax jurisdictions and respective tax years: Belgium, 2005 through 2006; United Kingdom, 2003; and the Netherlands, 2004 through 2005. No significant tax was assessed for these audits. The German tax authorities are examining tax years 2002 through 2005, and we anticipate a resolution during 2009.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, up to approximately $33.3 million as a result of settlements with taxing authorities and closure of tax statutes.

As of September 30, 2006 and continuing in 2007 and 2008, we designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and, as a result, recorded a tax benefit in 2006 of $1.6 million due to the reversal of previously recorded deferred tax liabilities. We will not provide for deferred income taxes on the future earnings of these subsidiaries as a result of this designation. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

Stock-based Compensation Expense

The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving affect to estimated forfeitures. Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

We have a dedicated SOX 404 team in-house to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business groups and corporate staff involved in the initiative and assist in the assessment of internal control over financial reporting. A Steering Committee, comprised of personnel from Finance and Alliance Services, is in place to set uniform guiding principles and policies, review the progress of the compliance activities, and direct the efforts of the SOX 404 Team. Status and updates are provided to our Audit Committee of our Board of Directors on an ongoing basis. We also retained an accounting firm other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

Albemarle Corporation and Subsidiaries

Our SOX 404 effort involves many of our employees around the world, including participation by our business areas and our Alliance Services group. We view our ongoing evaluation of our internal control over financial reporting as more than a regulatory exercise—it provides us an opportunity to continually assess our financial control environment and make us a more effective company.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. In 2008, we made a $25.0 million voluntary contribution to our U.S. defined benefit pension plans. Historically, cash to fund the needs of our business has been principally provided by funds from operations, debt financing and equity issuances.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our March 2007 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance increased by $122.7 million to $253.3 million at December 31, 2008 from $130.6 million at December 31, 2007. For 2008, our operations provided $315.7 million of cash compared to $242.5 million in 2007. This increase of $73.2 million is primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by a decrease in profitability and income taxes payable and an increase in pension and postretirement contributions. Cash flows from operating activities funded investing activities of $163.7 million, which consisted principally of acquisitions and capital expenditures for plant machinery and equipment improvements. Remaining cash flows from operating activities and net proceeds from borrowings of $207.1 million were used to purchase $169.0 million of our common stock and pay quarterly dividends to shareholders totaling $42.3 million.

Net current assets increased $90.1 million to $740.6 million at December 31, 2008 from $650.5 million at December 31, 2007. The increase in net current assets was due primarily to an increase in cash, inventory, and other current assets partially offset by a decrease in accounts receivable and an increase in accounts payable.

Cash and cash equivalents at December 31, 2007 were $130.6 million, down $18.9 million from $149.5 million at year-end 2006. For 2007, cash flows provided from operating activities of $242.5 million, together with $107.9 million of proceeds from borrowings and $21.9 million of proceeds from the exercise of stock options, were used primarily to cover operating activities, repay debt of $133.5 million, fund capital expenditures totaling $98.7 million, purchases of $101.2 million of our common stock, pay quarterly dividends to shareholders totaling $40.0 million, and acquire additional interests of $17.9 million in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

Capital expenditures in 2008 of $99.7 million were used for plant machinery and equipment improvements and were comparable to 2007 expenditures of $98.7 million. We expect our capital expenditures to be approximately $120.0 million in 2009 mainly due to increases in plant machinery and equipment in our Catalysts and Fine Chemicals segments. However, we will be closely monitoring our willingness to fund that budget in light of the global economic situation, and our cash generation as the year progresses. We anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the

Albemarle Corporation and Subsidiaries

holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of December 31, 2008, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $495.0 million at December 31, 2008. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 3.07% during the fourth quarter of 2008.

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590.0 million out of $675.0 million, approved the extension. No other changes to the agreement were part of the extension, and no fees, other than attorney fees, were paid. As a result of the extension, $85.0 million and $590.0 million in commitments now have a maturity/expiration date of March 2012 and March 2013, respectively.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of December 31, 2008, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $906.1 million at December 31, 2008, compared to $707.3 million at December 31, 2007. In addition, at December 31, 2008, we had the ability to borrow an additional $174.6 million under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $57.6 million at December 31, 2008. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations	$22,752	$7,493	$5,122	$5,402	$539,563	$338,957
Capital lease obligation	3,451	3,650	3,861	2,013	—	—
Expected interest payments on long-term debt obligations*	33,645	32,952	32,319	31,716	31,274	17,003
Operating lease obligations (rental)	9,256	7,342	5,149	3,780	2,560	20,504
Take or pay / throughput agreements**	80,696	16,733	11,236	5,308	5,250	12,910
Letters of credit and guarantees	30,438	11,234	4,058	2,926	—	8,967
Capital projects	35,827	3,671	1,052	—	—	—
Facility divestiture obligation	17,112	210	—	—	—	—
Additional investment commitment payments	45	—	—	—	—	—

Total	$233,222	$83,285	$62,797	$51,145	$578,647	$398,341

*	These amounts are based on a weighted-average interest rate of 2.5% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.8% for our remaining long-term debt obligations and capital lease for 2009. The weighted average rate for years 2010 and thereafter is 2.5% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.2% for our remaining long-term debt obligations and capital lease.

Albemarle Corporation and Subsidiaries

**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the expected 2009 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans should approximate $9.0 million. We may choose to make additional pension contributions above this amount. We have made $37.1 million in contributions to our qualified and nonqualified pension plans during the year ended December 31, 2008.

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $81.3 million and $107.2 million at December 31, 2008 and 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $39.9 million and $50.0 million at December 31, 2008 and 2007, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our March 2007 credit agreement should be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and pension contributions, and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or renew their extensions of credit or provide new sources of credit. Recently, the capital markets have become increasingly volatile as a result of adverse conditions that have caused the consolidation, failure and near failure of a number of large financial services companies. If the capital markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with borrowings. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. While we believe that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital markets, there can be no certainty that our liquidity will not be negatively impacted. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of the current financial, economic, and capital market conditions and uncertainty.

On December 31, 2008, we had approximately 56% of our cash in U.S. Treasury or equivalent securities. The increased concentration of short-term investments in U.S. treasury or equivalent securities, in part, reflects our effort to mitigate the counterparty risk attendant to the aforementioned capital market conditions. In addition, we have untapped lines of credit in excess of $319.0 million available. With generally strong cash generative businesses and minimal significant debt maturities before 2013, we believe we have a solid liquidity position given the current financial market situation.

Safety and Environmental Matters

We are subject to federal, state, local, and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local, and foreign environmental protection laws is not expected to have a material effect on earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our results.

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

Albemarle Corporation and Subsidiaries

Our environmental and safety operating costs charged to expense were $41.6 million, $42.9 million and $35.8 million in 2008, 2007 and 2006, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2008 totaled approximately $19.0 million, down $4.1 million from $23.1 million at December 31, 2007.

We believe that any sum we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. See also Item 3. Legal Proceedings on page 19.

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $21.4 million, $10.6 million and $5.7 million in 2008, 2007 and 2006, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” or SFAS No. 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance with SFAS No 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the manner in which we account for future business combinations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods presented. As a result, upon adoption, we expect to retroactively reclassify the “Minority interest in consolidated subsidiaries” balance currently included in the “Other noncurrent liabilities” section of the consolidated balance sheet to a new component of equity with respect to noncontrolling interests in consolidated subsidiaries. This adoption will impact the presentation of Albemarle’s consolidated balance sheet and consolidated statement of income.

In December 2007, FASB ratified the consensuses of the Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. The objective of EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We have not yet determined what impact the adoption of EITF 07-1 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have material impact on our consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 161, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the additional disclosures required upon adoption of SFAS No. 161.

In April 2008, FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS No. 142-3, which amends the factors an entity should consider in developing renewal or extension assumptions used in

Albemarle Corporation and Subsidiaries

determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 must be applied prospectively to intangible assets acquired after the effective date. We will apply the guidance of FSP FAS No. 142-3 to intangible assets acquired after January 1, 2009.

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," or FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively. We do not believe the adoption of FSP EITF 03-6-1 will have an impact on our reported earnings per share or on our consolidated financial statements.

In November 2008, FASB ratified the consensuses of EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations," or EITF 08-06. The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments considering that the application of the equity method is affected by SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined what impact the adoption of EITF 08-06 will have on our consolidated financial statements.

In December 2008, FASB issued FASB Staff Position FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP FAS No. 132(R)-1. FSP FAS No. 132(R)-1 applies to employers subject to SFAS No. 132(R) and is effective for fiscal years ending after December 15, 2009. FSP FAS No. 132(R)-1 requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We are currently evaluating the additional disclosures required upon adoption of FSP FAS No. 132(R)-1.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary currencies for which we have foreign currency exchange rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Brazilian Real, Korean Won and the U.S. Dollar (in certain of its foreign locations). In response to the greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of risk management activities to minimize the impact on earnings of future periods.

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

Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net liability position of $0.2 million at December 31, 2008. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in foreign currency exchange rates from their levels as of December 31, 2008, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies would result in an increase of $0.8 million in the fair value of our foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies would result in a decrease of $0.9 million in the fair value of our foreign currency exchange hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2008, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage the worldwide exposure of our interest rate risks and foreign exchange exposure through our regular operations and financing activities.

Albemarle Corporation and Subsidiaries

We had outstanding variable interest rate borrowings of $544.0 million and $327.9 million at December 31, 2008 and 2007, respectively. These borrowings bore average interest rates of 1.92% and 5.35% at December 31, 2008 and 2007, respectively. A hypothetical 10% change (approximately 19 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.0 million as of December 31, 2008. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

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

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2008, there were losses of approximately $1.3 million ($0.8 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

Our natural gas hedge transactions are executed with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked-to-market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2008 and 2007, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ MARK C. ROHR	/s/ RICHARD J. DIEMER, JR.
Mark C. Rohr	Richard J. Diemer, Jr.
Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
February 27, 2009	February 27, 2009

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17, "Pension Plans and other Postretirement Benefits”, and Note 18, “Income Taxes" to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006 and uncertain tax positions in 2007, respectively.

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

/S/ PricewaterhouseCoopers LLP
Richmond, Virginia February 27, 2009

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)

December 31	2008	2007
Assets
Current assets:
Cash and cash equivalents	$253,303	$130,551
Trade accounts receivable, less allowance for doubtful accounts (2008—$1,899; 2007—$847)	280,601	370,676
Other accounts receivable	47,157	54,686
Inventories:
Finished goods	395,919	348,274
Raw materials	95,617	73,581
Stores, supplies and other	47,321	50,971

	538,857	472,826
Other current assets	59,005	35,267

Total current assets	1,178,923	1,064,006

Property, plant and equipment, at cost	2,322,996	2,314,509
Less accumulated depreciation and amortization	1,310,648	1,275,966

Net property, plant and equipment	1,012,348	1,038,543

Prepaid pension assets	—	67,273
Investments	121,951	128,170
Other assets	113,717	101,487
Goodwill	278,767	270,185
Other intangibles, net of amortization	167,011	171,354

Total assets	$2,872,717	$2,841,018

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$224,333	$198,817
Current portion of long-term debt	26,202	16,627
Accrued expenses	170,512	155,365
Dividends payable	9,675	8,177
Income taxes payable	7,645	34,499

Total current liabilities	438,367	413,485

Long-term debt	906,062	707,311
Postretirement benefits	47,803	43,159
Pension benefits	146,381	57,139
Other noncurrent liabilities	193,495	234,530
Deferred income taxes	74,838	107,089
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares) issued and outstanding—90,980 in 2008 and 94,734 in 2007	910	947
Additional paid-in capital	—	154,451
Accumulated other comprehensive (loss) income	(100,642)	99,885
Retained earnings	1,165,503	1,023,022

Total shareholders’ equity	1,065,771	1,278,305

Total liabilities and shareholders’ equity	$2,872,717	$2,841,018

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per share Amounts)

Year Ended December 31	2008	2007	2006
Net sales	$2,467,115	$2,336,187	$2,368,506
Cost of goods sold	1,859,441	1,713,696	1,817,692

Gross profit	607,674	622,491	550,814

Selling, general and administrative expenses	255,132	244,969	237,856
Research and development expenses	67,292	62,691	46,299
Port de Bouc facility disposition charge	38,544	—	—
Restructuring charges	25,789	—	—
Dayton facility closure charge	—	4,944	—
Loss on Thann facility divestiture	—	—	89,175

Operating profit	220,917	309,887	177,484
Interest and financing expenses	(38,175)	(38,332)	(43,964)
Other income (expenses), net	601	6,264	(134)

Income before income tax expense, minority interests and equity in net income of unconsolidated investments	183,343	277,819	133,386
Income tax (benefit) expense	(6,539)	55,078	2,192

Income before minority interests and equity in net income of unconsolidated investments	189,882	222,741	131,194
Minority interests in income of consolidated subsidiaries (net of tax)	(18,806)	(17,632)	(13,258)
Equity in net income of unconsolidated investments (net of tax)	23,126	24,581	25,033

Net income	$194,202	$229,690	$142,969

Basic earnings per share	$2.13	$2.41	$1.51

Diluted earnings per share	$2.10	$2.36	$1.47

Weighted-average common shares outstanding – basic	91,338	95,254	94,624

Weighted-average common shares outstanding – diluted	92,530	97,216	97,136

Cash dividends declared per share of common stock	$0.48	$0.42	$0.345

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2006	93,499,192	$935	$189,419	$12,047	$727,874	$930,275
Comprehensive income:
Net income for 2006					142,969	142,969
Foreign currency translation (net of deferred tax of $2,876)				71,780		71,780
Amortization of realized loss on treasury lock agreements (net of deferred tax of $90)				126		126
Minimum pension liability (net of deferred tax of $498)				825		825
Change in unrealized gain on marketable equity securities (net of deferred tax of $16)				32		32

Total comprehensive income						215,732
Adjustment to initially apply SFAS No. 158 (net of deferred tax of $52,953)				(94,868)		(94,868)
Reclassification of unearned compensation upon adoption of SFAS No. 123R effective January 1, 2006			(1,298)			(1,298)
Cash dividends declared for 2006					(32,681)	(32,681)
Stock-based compensation			15,486			15,486
Exercise of stock options	1,959,972	20	21,375			21,395
Shares purchased and retired	(1,130,890)	(11)	(31,826)			(31,837)
Tax benefit related to stock plans			10,848			10,848
Issuance of common stock, net	761,100	7	(6)			1
Shares withheld for taxes associated with common stock issuances	(228,918)	(2)	(4,953)			(4,955)

Balance at December 31, 2006	94,860,456	949	199,045	(10,058)	838,162	1,028,098
Cumulative effect of a change in accounting principle(1)					(4,755)	(4,755)

Balance at January 1, 2007, as adjusted	94,860,456	949	199,045	(10,058)	833,407	1,023,343
Comprehensive income:
Net income for 2007					229,690	229,690
Foreign currency translation (net of deferred tax of $2,475)				80,811		80,811
Amortization of realized loss on treasury lock agreements (net of deferred tax of $76)				141		141
Change in unrealized gain on marketable equity securities (net of deferred tax of $12)				21		21
Reclassification adjustment for realized gain on sale of securities included in net income (net of deferred tax of $113)				(203)		(203)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $2,733)				4,673		4,673
Net prior service benefit arising during period (net of deferred tax of $4,492)				8,128		8,128
Net benefit plan gain arising during period (net of deferred tax of $8,828)				16,372		16,372

Total comprehensive income						339,633
Cash dividends declared for 2007					(40,075)	(40,075)
Stock-based compensation			17,821			17,821
Exercise of stock options	1,878,346	19	21,930			21,949
Shares purchased and retired	(2,369,810)	(24)	(101,185)			(101,209)
Tax benefit related to stock plans			20,659			20,659
Issuance of common stock, net	468,500	4	(1)			3
Shares withheld for taxes associated with common stock issuances	(103,772)	(1)	(3,818)			(3,819)

Balance at December 31, 2007	94,733,720	$947	$154,451	$99,885	$1,023,022	$1,278,305

(1)	See Note 18, “Income Taxes” for discussion of adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amounts	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2007	94,733,720	$947	$154,451	$99,885	$1,023,022	$1,278,305

Comprehensive loss:
Net income for 2008					194,202	194,202
Foreign currency translation (net of deferred tax of $3,686)				(71,856)		(71,856)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $78)				139		139
Change in unrealized gain on marketable equity securities (net of deferred tax of $3)				(5)		(5)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $791)				(1,679)		(1,679)
Net prior service loss arising during period (net of deferred tax of $218)				(393)		(393)
Net benefit plan loss arising during period (net of deferred tax of $68,835)				(126,733)		(126,733)

Total comprehensive loss						(6,325)
Cash dividends declared for 2008					(43,819)	(43,819)
Stock-based compensation and other			13,669			13,669
Exercise of stock options	312,334	3	3,928			3,931
Shares purchased and retired	(4,662,700)	(47)	(161,003)		(7,902)	(168,952)
Tax benefit related to stock plans			372			372
Issuance of common stock, net	904,400	10	(9)			1
Shares withheld for taxes associated with common stock issuances	(307,445)	(3)	(11,408)			(11,411)

Balance at December 31, 2008	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Year Ended December 31	2008	2007	2006
Cash and cash equivalents at beginning of year	$130,551	$149,499	$58,570

Cash flows from operating activities:
Net income	194,202	229,690	142,969
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	111,685	106,855	112,950
Loss on Thann facility divestiture	—	—	89,175
Dayton facility closure charge	—	4,944	—
Port de Bouc facility disposition charge	38,544	—	—
Restructuring charges	25,789	—	—
Stock-based compensation expense	18,467	18,110	15,838
Excess tax benefits realized from stock-based compensation arrangements	(372)	(20,659)	(10,764)
Postretirement plan elimination gain	—	(2,107)	—
Minority interests in income of consolidated subsidiaries	18,806	17,632	13,258
Equity in net income of unconsolidated investments	(23,126)	(24,581)	(25,033)
Dividends received from unconsolidated investments and nonmarketable securities	13,294	12,017	13,630
Pension and postretirement expense	2,631	13,433	11,014
Pension and postretirement contributions	(40,279)	(9,953)	(6,528)
Unrealized (gain) loss on investments in marketable securities	4,968	—	—
Net change in noncurrent income tax payables and receivables	(15,837)	8,991	—
Net change in noncurrent environmental liabilities	(4,753)	(7,206)	217
Withholding taxes paid on stock-based compensation award distributions	(11,411)	(3,819)	(4,955)
Deferred income taxes	(12,048)	(9,128)	(60,856)
Change in assets and liabilities, net of effects of acquisitions and facility disposition charges:
Decrease (increase) in accounts receivable	90,481	11,232	(18,256)
(Increase) decrease in inventories	(87,929)	(70,636)	38,626
(Increase) decrease in other current assets excluding deferred income taxes	(14,196)	(13,882)	(9,078)
Increase (decrease) in accounts payable	33,452	(12,585)	(17,557)
(Decrease) increase in accrued expenses and income taxes	(30,227)	6,908	74,454
Other, net	3,606	(12,714)	17,190

Net cash provided from operating activities	315,747	242,542	376,294

Cash flows from investing activities:
Capital expenditures	(99,736)	(98,740)	(99,847)
Acquisitions, net of $307 and $3,880 cash acquired in 2008 and 2007, respectively	(63,960)	(17,929)	(25,970)
Cash transferred and payments related to the Thann facility divestiture	(2,556)	(11,652)	(14,727)
Investments in unconsolidated investments and other corporate investments	(190)	(125)	(264)
Collection of note receivable from sale of land	6,000	—	—
Investments in marketable securities	(3,262)	(4,898)	(4,312)
Proceeds from sale of marketable securities, liquidation and sale of unconsolidated investments and sale of nonmarketable security	—	414	—

Net cash used in investing activities	(163,704)	(132,930)	(145,120)

Cash flows from financing activities:
Repayments of long-term debt	(48,176)	(133,506)	(239,257)
Proceeds from borrowings	255,246	107,949	134,287
Dividends paid to shareholders	(42,321)	(40,031)	(31,582)
Purchases of common stock	(168,952)	(101,209)	(31,837)
Proceeds from exercise of stock options	3,931	21,949	21,395
Excess tax benefits realized from stock-based compensation arrangements	372	20,659	10,764
Dividends paid to minority interests	(13,614)	(14,328)	(6,796)
Debt financing costs	(107)	(1,153)	(499)

Net cash used in financing activities	(13,621)	(139,670)	(143,525)

Net effect of foreign exchange on cash and cash equivalents	(15,670)	11,110	3,280

Increase (decrease) in cash and cash equivalents	122,752	(18,948)	90,929

Cash and cash equivalents at end of year	$253,303	$130,551	$149,499

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

Stock Split

On February 7, 2007, the Company’s Board of Directors approved a two-for-one stock split in the form of a share distribution. On March 1, 2007, the Company distributed approximately 47.8 million shares of common stock to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split.

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with the Securities and Exchange Commission’s, or SEC, Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Significant portions of our sales are sold free on board (FOB) shipping point or on an equivalent basis and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts.

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

Estimates, Assumptions and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risks and original maturities of three months or less.

Inventories

Inventories are primarily stated at lower of cost or market with cost determined on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis (20% and 25% of total inventories at December 31, 2008 and 2007, respectively).

Property, Plant and Equipment

Accounts include costs of assets constructed, purchased or leased under a capital lease, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. Expenditures for yearly planned major maintenance are deferred and amortized over 12 months. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal Engineering Group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.

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

Investments, including certain mutual fund investments, are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income. Investments in joint ventures and nonmarketable securities of immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

On an undiscounted basis, we accrue for environmental remediation costs and post-remediation costs that relate to existing conditions caused by past operations at facilities or off-plant disposal sites in the accounting period in which responsibility is established and when the related costs are estimable. In developing these cost estimates, we evaluate currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

Our research and development expenses related to present and future products are expensed currently as incurred. Our U.S., facilities in Michigan, Pennsylvania, South Carolina, Texas, and Louisiana and our global facilities in the Netherlands, Germany, Belgium, and China form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, borrowing costs and expected equity premiums. The factors in this calculation are largely external to our company, and therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

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

Pension Plans and Other Postretirement Benefits

We follow the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of certain requirements of FASB Statements No. 87, 106 and 132(R),” or SFAS No. 158, SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 87, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required under SFAS No. 158, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. The primary assumptions are as follows:

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

During 2008, we made changes to the assumptions related to the discount rate, the rate of compensation increase for salary related plans and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In selecting the discount rate, consideration is given to indices such as Moody’s Aa, the International Index Company, and iBoxx, as well as a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing country specific Aa-graded or better corporate bonds without special features or options that could affect the duration. In some countries, the yield curve may be based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2008, the weighted-average discount rate was increased for the pension plans from 6.39% to 6.45% and for the other postretirement plans from 6.40% to 6.55% to reflect market conditions as of the December 31, 2008 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan, as well as the expected long-term allocation of plan assets to these investments. At December 31, 2008, the weighted-average expected rate of return on pension plan assets remained at 8.71%. There was no change in the weighted-average expected 7.00% return on other postretirement benefit plan assets either. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2008 and 2007, the assumed weighted-average rate of compensation increase changed to 4.03% from 4.08%, respectively, for the pension plans. The assumed weighted-average rate of compensation remained at 4.25% for the other postretirement plans at December 31, 2008 and 2007.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2008, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees decreased by 0.25%. For 2009, the assumed trend rate for pre-65 coverage is 8.5% per year, decreasing to an ultimate rate of 5.0% in the year 2017. The 2009 assumed trend rate for post-65 coverage is 12% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

Employee Savings Plan

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement, which included such participation.

This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contribution to the 401(k) plan amounted to $8.8 million, $8.6 million and $7.4 million in 2008, 2007 and 2006, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan. The pension contributions in the defined contribution plan are made in cash and are equal to 5%, 6% or 7% of the participant’s base pay depending on years of service. We amended our defined contribution plan effective January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. In 2008, 2007 and 2006, these contributions amounted to $3.4 million, $3.0 million and $1.9 million, respectively.

In respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.6 million, $0.6 million and $0.5 million for each of the years 2008, 2007 and 2006, respectively. In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. We paid approximately $10.3 million, $7.9 million and $5.4 million in 2008, 2007 and 2006, respectively, in annual premiums and related costs pertaining to this plan.

Deferred Compensation Plan

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities, as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was set up to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with Emerging Issues Task Force, or EITF, Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested,” or EITF 97-14. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation Expense

The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving affect to estimated forfeitures. Such value is recognized as expense over the service period (generally the vesting period of the equity grant). To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryovers. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we believe it is more likely that not that the net deferred tax assets will be realized.

We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Interest and penalties related to income tax liabilities under Fin 48 are included in income tax expense.

As of September 30, 2006 and continuing in 2007 and 2008, we designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result recorded a tax benefit in 2006 of $1.6 million due to the reversal of previously recorded deferred tax liabilities. We will not provide for deferred income taxes on the future earnings of these subsidiaries as a result of this designation. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised principally of foreign currency translation adjustments, and net transition asset, net prior service benefit and net benefit plan loss for our defined benefit plans in accordance with SFAS No. 158.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. Dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of shareholders’ equity. Operational transaction adjustments are included in cost of goods sold. Non-operational transaction adjustments are included in other income (expenses), net. Foreign exchange transaction gains (losses) included in the consolidated statements of income for the years ended December 31, consist of the following (in thousands):

	2008	2007	2006
Cost of goods sold	$3,924	$5,136	$753
Other income, net	(2,946)	(158)	(3,904)

Total foreign exchange transaction gains (losses)	$978	$4,978	$(3,151)

Derivative Financial Instruments

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign exchange contracts from time-to-time. The principal objective of such contracts is to minimize the risks

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. We do not utilize financial instruments for trading or other speculative purposes.

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

At December 31, 2008 and 2007, we had outstanding forward currency contracts hedging Japanese Yen receivables with notional values totaling $8.1 million and $5.4 million, respectively. At December 31, 2006, there were no outstanding forward currency exchange contracts. For the years ended December 31, 2008, 2007 and 2006, we recognized gains of $2.0 million, $0.6 million and $0.2 million, respectively, in income before income taxes, minority interests, and equity in net income of unconsolidated investments on our exchange contracts.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2008 and 2007, there were unrealized losses of approximately $1.3 million ($0.8 million after income taxes) and $1.5 million ($1.0 million after income taxes), respectively, in accumulated other comprehensive income (loss).

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

Our natural gas hedge transactions are executed with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked-to-market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive income (loss) to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2008 and 2007, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations for any of the periods presented.

Recently Issued Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141R, “Business Combinations,” or SFAS No. 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance with SFAS No 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will impact the manner in which we account for future business combinations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” or SFAS No. 160, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

presented. As a result, upon adoption, we expect to retroactively reclassify the “Minority interest in consolidated subsidiaries” balance currently included in the “Other noncurrent liabilities” section of the consolidated balance sheet to a new component of equity with respect to noncontrolling interests in consolidated subsidiaries. This adoption will impact the presentation of Albemarle’s consolidated balance sheet and consolidated statement of income.

In December 2007, FASB ratified the consensuses of the Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF 07-1. The objective of EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We have not yet determined what impact the adoption of EITF 07-1 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have material impact on our consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS No. 161, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the additional disclosures required upon adoption of SFAS No. 161.

In April 2008, FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS No. 142-3, which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS No. 142-3 must be applied prospectively to intangible assets acquired after the effective date. We will apply the guidance of FSP FAS No. 142-3 to intangible assets acquired after January 1, 2009.

In June 2008, FASB issued FASB Staff Position No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and requires all prior-period earnings per share data to be adjusted retrospectively. We do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our reported earnings per share or on our consolidated financial statements.

In November 2008, FASB ratified the consensuses of EITF Issue No. 08-06, “Equity Method Investment Accounting Considerations,” or EITF 08-06. The objective of EITF 08-06 is to clarify how to account for certain transactions involving equity method investments considering that the application of the equity method is affected by SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined what impact the adoption of EITF 08-06 will have on our consolidated financial statements.

In December 2008, FASB issued FASB Staff Position No. FAS132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP No. FAS132(R)-1. FSP No. FAS132(R)-1 applies to employers subject to SFAS No. 132(R) and is effective for fiscal years ending after December 15, 2009. FSP requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We are currently evaluating the additional disclosures required upon adoption of FSP No. FAS132(R)-1.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows (in thousands):

	2008	2007	2006
Cash paid during the year for:
Income taxes (net of refunds of $9,617, $2,750 and $20,772 in 2008, 2007 and 2006, respectively)	$44,621	$40,312	$13,094
Interest (net of capitalization)	36,084	32,837	41,603

Supplemental non-cash disclosures due to the divestiture of the Port de Bouc, France facility effective December 31, 2008:
Decrease in current assets (principally inventory)	$(10,470)	$—	$—
Decrease in property, plant and equipment	(45,714)	—	—
Decrease in accumulated depreciation	(23,583)	—	—
Decrease in other noncurrent assets	(550)	—	—
Increase in current liabilities (principally accrued expenses)	10,252	—	—
Decrease in other noncurrent liabilities	(1,500)	—	—
Decrease in accumulated other comprehensive (loss) income	(3,359)	—	—

Supplemental non-cash disclosures due to the adoption of FIN 48 effective January 1, 2007:
Decrease in income taxes payable	$—	$(35,606)	$—
Decrease in deferred income taxes	—	(7,875)	—
Increase in other noncurrent liabilities	—	48,236	—
Decrease in retained earnings	—	(4,755)	—

Supplemental non-cash disclosures due to the divestiture of the Thann, France facility effective August 31, 2006:
Decrease in current assets (principally accounts receivable and inventory)	$—	$—	$(52,639)
Decrease in property, plant and equipment	—	—	(179,574)
Decrease in accumulated depreciation	—	—	(143,112)
Decrease in other noncurrent assets (principally goodwill)	—	—	(12,061)
Decrease in current liabilities (principally accounts payable)	—	—	(12,253)
Decrease in other noncurrent liabilities (principally deferred income taxes)	—	—	(11,239)
Decrease in accumulated other comprehensive (loss) income	—	—	(3,222)

Supplemental non-cash disclosures due to the adoption of SFAS No. 158 effective December 31, 2006:
Increase in current deferred income tax assets	$—	$—	$3,064
Decrease in prepaid pension assets	—	—	(141,727)
Increase in current liabilities	—	—	9,329
Decrease in noncurrent pension benefits liabilities	—	—	(3,235)
Decrease in noncurrent deferred income tax liabilities	—	—	(49,889)
Decrease in accumulated other comprehensive (loss) income)	—	—	(94,868)

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	2008	2007	2006
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$194,202	$229,690	$142,969

Denominator:
Average number of shares of common stock outstanding	91,338	95,254	94,624

Basic earnings per share	$2.13	$2.41	$1.51

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$194,202	$229,690	$142,969

Denominator:
Average number of shares of common stock outstanding	91,338	95,254	94,624
Incremental shares under stock compensation plans	1,192	1,962	2,512

Total shares	92,530	97,216	97,136

Diluted earnings per share	$2.10	$2.36	$1.47

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2008, there were 261,000 common stock equivalents not included in the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following (in thousands):

	2008	2007
Value added tax/consumption tax	$23,457	$24,495
Collateralized note receivable from sale of land and future services	—	11,000
Other	23,700	19,191

Total	$47,157	$54,686

NOTE 5—Inventories:

Approximately 20% and 25% of our inventories are valued using the last-in, first-out, or LIFO, method as of December 31, 2008 and 2007, respectively. A portion of our domestic inventories stated on the LIFO basis amounted to $107.6 million and $119.4 million at December 31, 2008 and 2007, respectively, which are below replacement cost by approximately $82.8 million and $51.6 million, respectively.

NOTE 6—Other Current Assets:

Other current assets consist of the following (in thousands):

	2008	2007
Deferred income taxes—current	$19,998	$8,860
Income tax receivables	19,771	10,568
Prepaid expenses	19,236	15,839

Total	$59,005	$35,267

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following (in thousands):

	Useful Lives (Years)	2008	2007
Land	—	$49,494	$51,496
Land improvements	5-30	49,468	51,400
Buildings	10-45	183,638	186,697
Machinery and equipment	3-19	1,432,388	1,464,532
Machinery and equipment (major plant components)	20-45	452,998	428,329
Property, plant and equipment under capital lease(a)	19-50	24,652	24,652
Long-term mineral rights and production equipment costs	7-60	59,056	58,552
Construction in progress	—	71,302	48,851

Total		$2,322,996	$2,314,509

(a)	Assets under capital lease are primarily machinery and equipment with useful lives ranging from 19 to 25 years. A building with a cost of $1.3 million has a useful life of 50 years.

The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated, generally by the straight-line method. Depreciation expense amounted to $97.4 million, $93.0 million and $98.9 million at December 31, 2008, 2007 and 2006, respectively. Interest capitalized on significant capital projects in 2008, 2007 and 2006 was $1.0 million, $4.5 million and $1.2 million, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2008, 2007 and 2006 was $1.3 million, $1.7 million and $1.0 million, respectively.

As of December 31, 2008 and 2007, accumulated amortization for assets under the capital lease was $6.7 million and $5.6 million, respectively.

NOTE 8—Investments:

Investments include joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2008 and 2007 (in thousands).

	2008	2007
Joint ventures	$106,172	$110,449
Nonmarketable securities	2,770	2,999
Marketable equity securities	13,009	14,722

Total	$121,951	$128,170

At December 31, 2008 and 2007, the amount at which our investments in joint ventures were carried exceeded our amount of underlying equity in net assets by approximately $13.5 million and $16.8 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2008 and 2007, $2.4 million and $2.6 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing our share of the joint venture’s goodwill.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership positions in significant joint ventures for the following bromine and derivatives, specialty chemical, and refinery catalysts businesses are shown below:

	2008		2007		2006
* Ningbo Jinhai Albemarle Chemical and Industry Company Limited – a consolidated joint venture with Ningbo Jinhai Investment Company Limited that produces polymer antioxidants	100	% (a)	75	% (b)	25%
* Shanghai Jinhai Albemarle Fine Chemicals Company Limited – a consolidated joint venture with Ningbo Jinhai Investment Company Limited that produces polymer antioxidants	100	% (a)	75	% (b)	25%
* Nippon Aluminum Alkyls – a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%		50%		50%
* Magnifin Magnesiaprodukte GmbH & Co. – a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%		50%		50%
* Nippon Ketjen Company Limited – a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%		50%		50%
* Eurecat S.A. – a joint venture with IFP Investissements for refinery catalysts regeneration services	50%		50%		50%
* Fábrica Carioca de Catalisadores S.A. – a joint venture with Petrobras Quimica S.A.–PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%		50%		50%

Our investment in the significant unconsolidated joint ventures above amounted to $103.9 million and $108.3 million for the years ended December 31, 2008 and 2007, respectively and the amount included in “equity in net income of unconsolidated investments” in the consolidated statements of income totaled $22.8 million, $24.0 million and $24.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	2008	2007
Summary of Balance Sheet Information at December 31:(a)(b)
Current assets	$246,467	$206,175
Other assets	167,684	182,072

Total assets	$414,151	$388,247

Current liabilities	$158,607	$144,198
Noncurrent liabilities	58,532	66,022

Total liabilities	$217,139	$210,220

	2008	2007	2006
Summary of Consolidated Statements of Income Information at December 31:(a)(b)
Net sales	$426,947	$406,850	$407,596
Gross profit	150,167	144,705	157,929
Income before income taxes	63,507	70,009	80,004
Net income	42,201	47,935	54,199

(a)

On June 30, 2008, we acquired the remaining 25% interests of our majority owned Polymer Additives business segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)

Effective July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. As a result, our management concluded that consolidation accounting for this investment was appropriate under U.S. GAAP. We previously accounted for this investment on the equity method.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have evaluated each of the unconsolidated joint ventures pursuant to FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities (revised December 2003)—an Interpretation of ARB No. 51,” and none qualify for consolidation. Dividends received from our joint ventures were $13.1 million, $11.8 million and $13.5 million in 2008, 2007 and 2006, respectively.

Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with EITF 97-14. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statement of income. As of December 31, 2008 and 2007, these marketable securities amounted to $13.0 million and $14.7 million, respectively.

NOTE 9—Other Assets:

Other assets consist of the following (in thousands):

	2008	2007
Income tax receivables(a)	$39,913	$50,685
Deferred income taxes—noncurrent	50,836	26,938
Other	22,968	23,864

Total	$113,717	$101,487

(a)	See Note 18, “Income Taxes” for discussion of FIN 48.

NOTE 10—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents, and other intangibles.

	Balances at Beginning of Year	Changes		Foreign Exchange Impact	Balances at December 31, 2008
Changes in goodwill by operating segment (in thousands):
Polymer Additives	$29,672	$7,631	(a)	$(2,764)	$34,539
Catalysts	232,369	(383)		(10,118)	221,868
Fine Chemicals	8,144	15,343	(b)	(1,127)	22,360

Total	$270,185	$22,591		$(14,009)	$278,767

(a)

The increase in goodwill in our Polymer Additives segment relates primarily to the preliminary allocation of the purchase price of the remaining 25% interests in our majority owned joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)

The increase in goodwill in our Fine Chemicals segment includes $14.9 million related to the preliminary allocation of the purchase price of Sorbent Technologies Corporation, a full-service power plant mercury-control provider.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets at December 31, 2008 and 2007 (in thousands):

	2008
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$94,243	$(16,354)	$3,909	$81,798
Trade names(a)	5 – 35	44,754	(8,774)	1,886	37,866
Patents	8 – 19	42,016	(20,888)	2,429	23,557
Manufacturing contracts and supply/service agreements	8 – 12	14,037	(8,789)	390	5,638
Land use rights	37– 50	6,647	(217)	576	7,006
Military specification approvals	35	4,345	(734)	—	3,611
Noncompete agreements	3 – 12	3,567	(2,598)	483	1,452
Licenses	5 – 20	146	(111)	1	36
Other	3 – 20	8,432	(2,658)	273	6,047

Total		$218,187	$(61,123)	$9,947	$167,011

	2007
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$86,366	$(11,837)	$7,741	$82,270
Trade names(a)	5 – 35	42,359	(6,995)	6,565	41,929
Patents	8 – 19	40,682	(15,909)	2,513	27,286
Manufacturing contracts and supply/service agreements	8 – 12	12,503	(7,387)	891	6,007
Land use rights	37– 50	5,861	(58)	149	5,952
Military specification approvals	35	4,345	(610)	—	3,735
Noncompete agreements	3 – 12	3,539	(2,047)	705	2,197
Licenses	5 – 20	146	(100)	3	49
Other	3 – 20	3,432	(1,839)	336	1,929

Total		$199,233	$(46,782)	$18,903	$171,354

(a)	Trade names include a gross carrying amount of $10.3 million for an indefinite lived intangible asset.

Effective July 31, 2008, we acquired Sorbent Technologies Corporation, a full-service power plant mercury-control provider, for approximately $22.4 million. The preliminary purchase price allocation included amortizable intangible assets of $5.0 million.

In conjunction with the acquisition of the remaining 25% interests in our majority owned Polymer Additives segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited (see also Note 22, “Acquisitions”), the preliminary purchase price allocation included amortizable intangible assets of $12.4 million. These amortizable intangible assets included customer lists of $7.9 million, trade names of $2.4 million, land use rights of $0.8 million, and patents of $1.3 million.

Amortization of other intangibles amounted to $14.3 million, $13.9 million and $14.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2009	$14,107
2010	13,930
2011	12,779
2012	10,236
2013	8,081

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	2008	2007
Employee benefits, payroll and related taxes	$46,429	$56,618
Taxes other than income taxes and payroll taxes	16,992	15,721
Reduction in force accruals(a)	20,277	1,996
Port de Bouc disposition accruals	17,322	—
Acquisition payments(b)	1,668	15,400
Other	67,824	65,630

Total	$170,512	$155,365

(a)	See Note 19, “Special Charges.”

(b)	See Note 22, “Acquisitions” for discussion of the 2008 and 2007 acquisition of controlling interests in our two antioxidant joint ventures in China.

NOTE 12—Long-Term Debt:

Long-term debt consists of the following (in thousands):

	2008	2007
Variable-rate domestic bank loans	$522,835	$308,825
Senior notes	324,796	324,764
Fixed rate foreign borrowings	49,835	53,804
Capital lease obligation	12,975	16,695
Variable-rate foreign bank loans	21,125	19,092
Miscellaneous	698	758

Total	932,264	723,938
Less amounts due within one year	26,202	16,627

Total long-term debt	$906,062	$707,311

Maturities of long-term debt are as follows: 2009—$26.2 million; 2010—$11.1 million; 2011—$9.0 million; 2012—$7.4 million; 2013—$539.6 million and 2014 through 2017—$339.0 million.

In March 2007, we exchanged our prior senior credit agreement for a new five-year, revolving, unsecured senior credit facility, which we refer to as the March 2007 credit agreement, to improve operating flexibility and to take advantage of favorable market conditions. The March 2007 credit agreement (i) exchanged both the $450.0 million five-year term loan facility ($316.7 million outstanding at December 31, 2006) and the $300.0 million revolving credit facility (no borrowings outstanding at December 31, 2006) for a $675.0 million unsecured five-year revolving credit facility, (ii) provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders, (iii) provides for the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, (iv) replaced the consolidated fixed charge coverage covenant and debt to capitalization ratio covenant with a maximum leverage ratio covenant, and (v) reduced the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating, applicable from time to time, from one of the major credit rating agencies (0.35% as of December 31, 2008). The March 2007 credit agreement extended the maturity of the credit facility to March 2012 from July 2009.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of December 31, 2008, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590.0 million out of $675.0 million, approved the extension. No other changes to the agreement were part of the extension and no fees, other than attorney fees, were paid. As a result of the extension, $85.0 million and $590.0 million in commitments now have a maturity/expiration date of March 2012 and March 2013, respectively.

Borrowings under the domestic portion of the March 2007 credit agreement of $495.0 million bore a weighted average variable rate of 1.91% at December 31, 2008. There were no foreign borrowings outstanding under the March 2007 credit agreement at December 31, 2008. The average interest rate on borrowings during 2008 was 3.20%.

Our $325.0 million aggregate principal amount of senior notes bear an interest rate of 5.10%, which is payable semi-annually on February 1 and August 1 of each year, which began August 1, 2005. The notes mature on February 1, 2015.

We have additional agreements with domestic financial institutions that provide immediate, uncommitted credit lines, on a short-term basis at the individual financial institutions’ money market rate, up to a maximum of $60.0 million. At December 31, 2008 and 2007, there were outstanding borrowings of $27.8 million and $43.8 million, respectively, under these agreements. The average interest rate on borrowings during 2008 and 2007 were 3.27% and 5.72%, respectively.

We have an agreement with a foreign bank that provides immediate, uncommitted credit lines, on a short-term basis, up to a maximum of $50 million U.S. Dollar equivalent at the individual financial institution’s money market rate. At December 31, 2008, there were no outstanding borrowings under this agreement. At December 31, 2007, there were $19.1 million of outstanding borrowings under this agreement. The average interest rates on transactions under this agreement for the years ended December 31, 2008 and 2007 were 3.32% and 5.82%, respectively. Year-end interest rates for the same periods were 0.97% and 5.34%, respectively.

One of our foreign subsidiaries has existing agreements with foreign banks, which provide immediate uncommitted credit lines, on a short-term basis, up to a maximum of approximately 5.0 billion Japanese Yen (approximately $55.2 million at December 31, 2008 based on applicable exchange rates) at the individual banks’ money market rates. At December 31, 2008, there were outstanding borrowings under this agreement of $11.0 million. The average interest rate on borrowings under this agreement was 1.47% at December 31, 2008.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $35.3 million at the individual institutions’ money market rate. We have guaranteed these agreements. At December 31, 2008 there were $10.1 million in borrowings under these agreements.

We have the ability to refinance our borrowings under credit lines with borrowings from the March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2008 and 2007. In addition, at December 31, 2008, we had the ability to borrow an additional $174.6 million under our March 2007 credit agreement.

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

Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $52.1 million and $60.2 million at December 31, 2008 and 2007, respectively, and principally includes (1) foreign plant-related construction borrowings amounting to $33.2 million and $37.5 million at December 31, 2008 and 2007, respectively, which bore interest at rates ranging from 4.28% to 7.12% at December 31, 2008, with principal and interest payable in 19 semiannual installments through April 2015 and (2) a capitalized lease obligation related to certain plant equipment amounting to $13.0 million and $16.7 million at December 31, 2008 and 2007, respectively, with semiannual payments of 1.6 million Jordanian Dinars ($2.2 million at December 31, 2008 based on applicable exchange rates), including interest calculated at 5.50%, through July 2012. At December 31, 2008 and 2007, the JBC debt also included a $6.0 million unsecured non-interest bearing loan from its other shareholder.

During 2007, we acquired controlling interests in two of our joint ventures, Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. These joint ventures have various fixed rate foreign currency denominated debt outstanding with various lending institutions. At December 31, 2008, total borrowings outstanding of $10.7 million bore a weighted-average interest rate of 7.22%.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Other Noncurrent Liabilities:

Other noncurrent liabilities consist of the following (in thousands):

	2008	2007
Income tax payables—noncurrent(a)	$81,303	$107,198
Minority interests in consolidated subsidiaries	50,712	54,361
Other	61,480	72,971

Total	$193,495	$234,530

(a)	See Note 18, “Income Taxes” for discussion of FIN 48.

NOTE 14— Stock-based Compensation Expense:

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2008, no shares of preferred stock have been issued.

Stock Purchases

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

During 2008, we purchased an aggregate of 662,700 shares of our common stock in open-market transactions for $20.1 million at an average price of $30.30 per share. During 2007, we purchased an aggregate of 749,810 shares of our common stock in open-market transactions for $30.8 million at an average price of $41.04 per share. During 2006, we purchased an aggregate of 622,244 shares of our common stock in open-market transactions for $19.4 million at an average price of $31.13 per share. On February 27, 2008, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. At December 31, 2008, we have authorization to purchase an additional 4,400,000 shares of our common stock.

Incentive Plans

At December 31, 2008, we have five existing incentive plans (1998, 2003, 2006 non-employee director, 2008, and 2008 non-employee director plans). The plans generally provide for incentive awards payable in one or more of the following: cash, shares of our common stock, qualified and non-qualified stock options, or stock options, stock appreciation rights, or SARs, restricted stock awards, and performance unit awards.

Under the 1998 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 881,000 shares outstanding at December 31, 2008), SARs, or the grant of restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 5,200,000. No further grants or awards can be made under the 1998 plan.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the 2003 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 383,000 shares are outstanding at December 31, 2008), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 2003 plan.

Under the 2006 non-employee director plan, a maximum aggregate number of 150,000 shares of our common stock were authorized for issuance to the Company’s non-employee directors. The maximum number to be issued to each participant during a calendar year may be no more than 2,000 shares. No further grants or awards can be made under the 2006 non-employee director plan.

Under the 2008 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 65,000 shares are outstanding at December 31, 2008), SARs, or the grant of restricted stock or performance unit awards. At December 31, 2008, 2,838,000 shares were available for issuance pursuant to grants under the 2008 plan.

Under the 2008 non-employee director plan, a maximum aggregate number of 100,000 shares of our common stock was authorized for issuance to the Company’s non-employee directors. The maximum number to be issued to each participant during a calendar year may be no more than 2,000 shares. At December 31, 2008, 91,750 shares were available for issuance pursuant to grants under the 2008 non-employee director plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2008, 2007 and 2006 amounted to $18.5 million, $18.1 million and $15.8 million, respectively. Total related recognized tax benefits for the years ended December 31, 2008, 2007 and 2006 amounted to $6.5 million, $6.5 million and $5.6 million, respectively.

Below is a summary of the activity in the 1994, 1998, 2003, 2006 non-employee director, 2008, and 2008 non-employee director plans for the year ended December 31, 2008:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2007	2,939,900	1,576,334	$10.00—23.30	$13.54
Exercised		(312,334)	$10.00—18.14	$12.59
Non-qualifying stock options granted	(65,000)	65,000	$20.20—21.90	$21.25
Non-employee director stock awards granted	(15,050)
Performance unit awards granted	(1,188,500)
Performance unit awards canceled	36,500
Restricted stock award canceled	24,000
Restricted stock awards granted	(141,000)
2008 plan adoption	3,000,000
Cancellation of shares available under the 2003 plan	(1,630,500)
2008 non-employee director plan adoption	100,000
Cancellation of shares available under the 2006 non-employee director plan	(130,600)

December 31, 2008	2,929,750	1,329,000	$10.00—23.30	$14.14

Stock options outstanding under the three plans have been granted at prices that were equal to the market value of the stock on the date of grant and expire ten years after issuance. The stock options granted became or will become exercisable based upon either the increase in fair market value of our common stock, during a specified period, from the fair market value on the date of grant or at the end of a fixed period as defined in the individual agreements. The stock options outstanding at December 31, 2008 that are not yet exercisable will become exercisable at the end of a fixed period as defined in the individual agreements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There were no stock option grants during the year ended December 31, 2007. The fair value of each option grant during the years ended December 31, 2008 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2008	2007		2006
Fair values of options granted	$6.87	$	N/A	$7.39
Dividend yield(1)	1.57%		N/A	2.01%
Volatility(2)	31.32%		N/A	30.01%
Average expected life (in years)(3)	6		N/A	6
Risk-free interest rate(4)	4.20%		N/A	5.31%

(1)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(2)	The stock volatility is based on historical volatilities of our common stock.
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

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2008 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31, 2008 are provided in the following table (in thousands):

Year Ended December 31, 2008
Proceeds from stock options exercised	$3,931
Tax benefit related to stock options exercised	$2,953
Intrinsic value of stock options exercised	$8,361

The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $56.6 million and $28.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following table summarizes information about fixed-price stock options at December 31, 2008 (in thousands, except share and per share amounts):

	Number of Shares Underlying Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term
Options outstanding at 12/31/08	1,329,000	$14.14	$10,836	4.2 years
Options exercisable at 12/31/08	1,192,000	$13.21	$10,836	3.7 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2008 is approximately $0.5 million and is expected to be recognized over a remaining weighted-average period of 2.5 years.

The following table summarizes activity in performance unit awards for the year ended December 31, 2008:

	Performance Unit Awards	Weighted-Average Grant-Date Fair Value
Nonvested awards—December 31, 2007	962,000	$21.53
Awards canceled	(36,500)	$28.78
Awards vested and issued to employees	(850,500)	$21.53
Awards granted	1,188,500	$30.80

Nonvested awards—December 31, 2008	1,263,500	$30.04

During the year ended December 31, 2006, performance unit awards granted in 2002 and 2003 were canceled as the performance criteria for the awards were not met. In addition, performance unit awards granted in 2004 were earned at 150% resulting in an additional 333,000 units earned. Of the total units earned under the 2004 award, 709,500 shares with a fair value of $15.3 million at the distribution date were issued during the year ended December 31, 2006. The remaining 259,500 units were issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2007. The fair value of these shares at

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the distribution date was $9.3 million. During the year ended December 31, 2008, performance unit awards granted in 2006 were earned at 150% resulting in an additional 481,000 units earned. Of the total units earned under the 2006 award, 850,500 shares with a fair value of $31.6 million at the distribution date were issued during the year ended December 31, 2008 with the remaining 573,000 units issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2009. During the year ended December 31, 2008, 19,500 of these performance units were canceled due to the terminations of employees prior to the completion of the vesting term. During the year ended December 31, 2008, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 700,000 units to be paid in shares of our common stock. The units will be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period ending on December 31, 2009. Distribution of 50% of the earned units will occur upon completion of the two-year measurement period and the remaining 50% of the earned units will occur one year thereafter. During the year ended December 31, 2008, 17,000 of these performance units were canceled due to the terminations or retirements of employees prior to the completion of the vesting term. In addition, a performance unit award grant of 7,500 units to be paid in shares of common stock was approved. The units will be earned at a level ranging from 0 – 100% contingent upon the achievement of specific performance criteria over a one-year period ending on July 31, 2010. Distribution of 50% of the earned units will occur upon completion of the one-year measurement period and the remaining 50% of the earned units will occur one year thereafter.

Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2008 is approximately $10.7 million and is expected to be recognized over a remaining weighted-average period of 1.6 years. Each performance unit represents one share of common stock.

The following table summarizes activity in non-performance based restricted stock awards for the year ended December 31, 2008:

	Non-Performance Based Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested awards—December 31, 2007	421,500	$37.45
Awards vested and issued to employees	(8,000)	$19.09
Awards canceled	(24,000)	$35.54
Awards granted	147,200	$32.79

Nonvested awards—December 31, 2008	536,700	$36.53

During 2006, 64,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $28.29 per share were granted and cliff vest after three years. In addition, during 2006, a 2005 award of 6,000 shares was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. During 2007, 50,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $16.41 per share became fully vested and were issued to employees. In addition, during 2007, a 2006 award of 4,000 shares was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. In 2007, 200,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $42.95 per share were granted and vest over a five year graded period with one third of the shares being distributed on each of the third, fourth and fifth anniversaries of the grant date. In addition, 113,500 shares with a weighted-average grant-date fair value of $40.69 per share were granted and cliff after three years. During 2008, 8,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $19.09 per share became fully vested and were issued to employees. In addition, during 2008, awards totaling 24,000 shares were canceled due to the termination of employees prior to the completion of the three year vesting terms. In 2008, 22,500 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $34.56 per share were granted and vest over a three year graded period with one third of the shares being distributed on each of the first, second and third anniversaries of the grant date. In addition, 6,200 shares with a weighted-average grant-date fair value of $37.41 per share were granted and cliff vest after one year and 118,500 shares with a weighted-average grant-date fair value of $32.21 per share were granted and cliff after three years. Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2008 is approximately $11.0 million and is expected to be recognized over a remaining weighted-average period of 2.4 years.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Environmental

Environmental liabilities at December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Beginning balance	$23,116	$29,571	$28,896
Additions	173	58	953
Expenditures	(2,742)	(2,756)	(2,100)
Change in estimate	(1,089)	(5,756)	(100)
Facility divestiture	—	—	(659)
Foreign exchange	(488)	1,999	2,581

Ending balance	$18,970	$23,116	$29,571

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16.7 million before income taxes.

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

Rental Expense

Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Year	Minimum Capital Lease Payments	Minimum Operating Lease Payments
2009	4,317	$9,256
2010	4,316	7,342
2011	4,317	5,149
2012	2,158	3,780
2013	—	2,560
Thereafter	—	20,504

Total minimum obligations	15,108
Interest	(2,133)

Present value of net minimum obligations	12,975
Current portion	(3,451)

Long-term obligations	$9,524

Rental expense was approximately $30.7 million, $26.2 million, and $24.8 million for 2008, 2007 and 2006, respectively. Rental expense is shown net of rental income of $0.4 million and $0.3 million for 2007 and 2006, respectively. There was minimal rental income during 2008.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Other

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	2009	2010	2011	2012	2013	Thereafter
Letters of credit and guarantees	$30,438	$11,234	$4,058	$2,926	$—	$8,967

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2008, the Company had $57.6 million of outstanding letters of credit and guarantees. The outstanding letters of credit are primarily related to performance bonds, environmental guarantees and insurance claim payment guarantees with expiration dates ranging from 2009 to 2017.

The majority of the Company’s guarantees relates to operating permits and custom and port authorities that have expiration dates ranging from one year to three years. The guarantees arose during the ordinary course of business. We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2008. We are unable to estimate the maximum potential amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

In connection with our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.3 million.

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We had asset retirement obligations of $13.7 million and $13.3 million at December 31, 2008 and 2007, respectively. During 2008, we did not record any new asset retirement obligations, and the increase from December 31, 2007 is related to accretion expense recorded during 2008. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.

NOTE 16—Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	2008	2007
Foreign currency translation adjustments (net of deferred taxes: 2008—$6,426; 2007—$10,112)	$97,962	$169,818
Defined benefit pension plans and postretirement plans:
Net transition asset (net of deferred taxes: 2008—$7; 2007—$10)	12	19
Net prior service benefit (net of deferred taxes: 2008—$7,730; 2007—$11,697)	13,782	21,045
Net benefit plan loss (net of deferred taxes: 2008—$116,310; 2007—$50,434)	(211,545)	(90,010)
Other (net of deferred taxes: 2008—$474; 2007—$549)	(853)	(987)

Total	$(100,642)	$99,885

NOTE 17—Pension Plans and Other Postretirement Benefits:

We have certain noncontributory defined benefit pension plans covering certain U.S., French, German, Japanese and Netherlands employees. We also have a contributory defined benefit plan covering certain Belgian employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The annual contribution to the defined contribution plan is based on 5% of eligible employee compensation, and was amended January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. Contributions amounted to $3.4 million, $3.0 million and $1.9 million in 2008, 2007 and 2006, respectively. We also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.6 million, $0.6 million and $0.5 million for each of the years 2008, 2007 and 2006, respectively.

As a result of our refinery catalysts business acquisition in 2004, we assumed the obligations for two defined benefit plans that cover employees in the Netherlands. One of these defined benefit plans in the Netherlands was settled during 2006 and the existing assets were transferred into a new plan for the Netherlands’ participants, which is similar to a collective defined contribution plan. The new plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this new plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $10.3 million and $7.9 million in 2008 and 2007, respectively, in annual premiums and related costs pertaining to this plan.

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

In September 2006, FASB issued SFAS No. 158, which requires companies to recognize a balance sheet asset or liability for each of their pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The difference between a plan’s funded status and its balance sheet position prior to adoption of the standard is recognized, net of tax, as a component of “accumulated other comprehensive (loss) income” in the shareholders’ equity section of the consolidated balance sheets. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and is to be applied prospectively. The adoption of this standard resulted in a reduction in accumulated other comprehensive (loss) income of $94.9 million offset primarily by a decrease in prepaid pension assets ($141.7 million) and a decrease in non-current deferred tax liabilities ($49.9 million). SFAS No. 158 also eliminates the option for companies to use an early measurement date for fiscal years ending after December 15, 2008, with limited exceptions. However, the early measurement date was not applicable to us as we measured plan assets and liabilities as of the fiscal year-end reporting date.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007
Change in benefit obligations:
Benefit obligation at January 1	$509,977	$466,856	$513,108	$470,110
Service cost	12,241	9,942	11,899	9,393
Interest cost	31,679	29,543	29,100	27,220
Plan amendments	738	738	50	50
Actuarial loss (gain)	2,169	779	(20,879)	(16,700)
Benefits paid	(36,154)	(28,720)	(27,636)	(23,217)
Plan curtailments and settlements	(1,582)	—	—	—
Employee contributions	271	—	214	—
Foreign exchange (gain) loss	(1,201)	—	4,121	—

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007
Benefit obligation at December 31	$518,138	$479,138	$509,977	$466,856

Change in plan assets:
Fair value of plan assets at January 1	$511,788	$506,621	$492,159	$487,813
Actual (loss) return on plan assets	(146,702)	(146,995)	40,770	40,794
Employer contributions	37,077	29,691	5,805	1,231
Benefits paid	(36,154)	(28,720)	(27,636)	(23,217)
Employee contributions	271	—	214	—
Foreign exchange (loss) gain	(219)	—	476	—

Fair value of plan assets at December 31	$366,061	$360,597	$511,788	$506,621

Funded status	$(152,077)	$(118,541)	$1,811	$39,765

Amounts recognized in consolidated balance sheets:
Noncurrent assets (prepaid pension assets)	$—	$—	$67,273	$67,273
Current liabilities (accrued expenses)	(5,696)	(1,384)	(8,323)	(3,743)
Noncurrent liabilities (pension benefits)	(146,381)	(117,157)	(57,139)	(23,765)

Net pension (liability) asset at December 31	$(152,077)	$(118,541)	$1,811	$39,765

	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007
Amounts recognized in accumulated other comprehensive loss (income):
Transition asset	$(19)	$(19)	$(29)	$(29)
Prior service benefit	(10,919)	(11,506)	(12,551)	(13,329)
Net actuarial loss	313,594	313,288	130,652	132,355

Net amount recognized at December 31	$302,656	$301,763	$118,072	$118,997

Weighted-average assumption percentages as of December 31:
Discount rate	6.45%	6.50%	6.39%	6.50%
Rate of compensation increase	4.03%	4.25%	4.08%	4.25%

The accumulated benefit obligation for all defined benefit pension plans was $495.5 million and $480.2 million at December 31, 2008 and 2007, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) subsequent to the initial adoption of SFAS No.158 (in thousands):

	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007
Prior service cost	$603	$738	$42	$50
Net actuarial loss (gain)	190,874	189,527	(22,635)	(18,796)
Impact of restructuring	(24)	—	(98)	—

Amortization of:
Transition asset	10	10	10	10
Prior service credit	1,021	1,085	1,006	1,064
Net actuarial (loss)	(7,808)	(8,594)	(11,788)	(12,456)

Total recognized in other comprehensive loss (income) at December 31	$184,676	$182,766	$(33,463)	$(30,128)

Total recognized in net periodic benefit cost and other comprehensive loss (income) at December 31	$191,928	$187,997	$(20,594)	$(20,831)

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007
Change in benefit obligations:
Benefit obligation at January 1	$54,413	$54,413	$71,209	$69,132
Service cost	446	446	590	590
Interest cost	3,310	3,310	3,927	3,927
Plan amendments	—	—	(12,693)	(12,693)
Actuarial loss (gain)	5,682	5,682	(2,208)	(2,208)
Benefits paid	(4,526)	(4,526)	(4,335)	(4,335)
Plan curtailments and settlements	—	—	(2,077)	—

Benefit obligation at December 31	$59,325	$59,325	$54,413	$54,413

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Change in plan assets:

	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007
Fair value of plan assets at January 1	$8,713	$8,713	$8,420	$8,420
Actual return on plan assets	1,434	1,434	480	480
Employer contributions	3,200	3,200	4,148	4,148
Benefits paid	(4,526)	(4,526)	(4,335)	(4,335)

Fair value of plan assets at December 31	$8,821	$8,821	$8,713	$8,713

Funded status	$(50,504)	$(50,504)	$(45,700)	$(45,700)

Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(2,701)	$(2,701)	$(2,541)	$(2,541)
Noncurrent liabilities (postretirement benefits)	(47,803)	(47,803)	(43,159)	(43,159)

Net postretirement liability at December 31	$(50,504)	$(50,504)	$(45,700)	$(45,700)

Amounts recognized in accumulated other comprehensive loss (income):
Prior service benefit	$(10,593)	$(10,593)	$(20,191)	$(20,191)
Net actuarial loss	14,261	14,261	9,792	9,792

Net amount recognized at December 31	$3,668	$3,668	$(10,399)	$(10,399)

Weighted-average assumption percentages as of December 31:
Discount rate	6.55%	6.55%	6.40%	6.40%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

The following table reflects the other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) subsequent to the initial adoption of SFAS No.158 (in thousands):

	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007
Prior service (credit)	$—	$—	$(12,693)	$(12,693)
Net actuarial loss (gain)	4,820	4,820	(2,135)	(2,135)
Impact of plan termination	—	—	(2,077)	—

Amortization of:
Prior service credit	9,598	9,598	3,906	3,906
Net actuarial (loss) gain	(351)	(351)	1,601	(506)

Total recognized in other comprehensive loss (income) at December 31	$14,067	$14,067	$(11,398)	$(11,428)

Total recognized in net periodic benefit cost and other comprehensive loss (income) at December 31	$8,004	$8,004	$(12,941)	$(10,864)

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits expense are as follows (in thousands):

	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007	Total Pension Benefits 2006	Domestic Pension Benefits 2006
Service cost	$12,241	$9,942	$11,899	$9,393	$11,295	$9,046
Interest cost	31,679	29,543	29,100	27,220	28,431	25,783
Expected return on assets	(42,003)	(41,753)	(38,910)	(38,698)	(38,469)	(37,629)
Plan curtailments/settlement, termination benefits and termination of insurer contracts*	(1,442)	—	(7)	—	(2,549)	—
Amortization of transition asset	(10)	(10)	(10)	(10)	(10)	(10)
Amortization of prior service (benefit) cost	(1,021)	(1,085)	(1,006)	(1,064)	(971)	(1,035)
Amortization of loss	7,808	8,594	11,803	12,456	12,189	12,595

Benefits expense	$7,252	$5,231	$12,869	$9,297	$9,916	$8,750

Weighted-average assumption percentages:
Discount rate	6.39%	6.50%	5.78%	5.90%	5.46%	5.75%
Expected return on plan assets	8.71%	8.75%	8.71%	8.75%	8.06%	8.75%
Rate of compensation increase	4.10%	4.25%	3.62%	3.75%	2.94%	3.00%

*	During the fourth quarter ended December 31, 2008, in connection with the disposition of the Port de Bouc, France facility effective December 31, 2008, our pension liability on such date was transferred to the new owner. During the third quarter ended September 30, 2006, in connection with the divestiture of the Thann, France facility effective August 31, 2006, our pension liability on such date for employees was transferred to the new owner.

The estimated amounts to be amortized from accumulated other comprehensive loss (income) into net periodic pension costs during 2009 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of transition asset	$(10)	$(10)
Amortization of prior service benefit	$(1,012)	$(1,039)
Amortization of net actuarial loss	$12,544	$11,241

The components of postretirement benefits (income) expense are as follows (in thousands):

	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007	Total Other Postretirement Benefits 2006	Domestic Other Postretirement Benefits 2006
Service cost	$446	$446	$590	$590	$839	$724
Interest cost	3,310	3,310	3,927	3,927	3,917	3,835
Expected return on assets	(572)	(572)	(553)	(553)	(529)	(529)
Plan curtailments, termination benefits and termination of insurer contracts*	—	—	(2,107)	—	—	—
Amortization of prior service benefit	(9,598)	(9,598)	(3,906)	(3,906)	(3,906)	(3,906)
Amortization of loss	351	351	506	506	777	777

Benefits (income) expense	$(6,063)	$(6,063)	$(1,543)	$564	$1,098	$901

Weighted-average assumption percentages:
Discount rate	6.40%	6.40%	5.81%	5.85%	5.61%	5.65%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	4.25%	4.25%	3.75%	3.75%	2.97%	3.00%

*	Effective January 1, 2007, we elected to terminate a postretirement plan in the Netherlands that would have provided medical benefits to employees in the Netherlands who retired after August 2009. We have no future liabilities under this plan.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive loss (income) into net periodic postretirement costs during 2009 are as follows (in thousands):

	Total Other Postretirement Benefits	Domestic Other Postretirement Benefits
Amortization of prior service benefit	$(7,571)	$(7,751)
Amortization of net actuarial loss	$1,043	$1,043

In estimating the expected return on plan assets, consideration is given for past performance and future expectations for the types of investments held by the plan, as well as the expected long term allocations of plan assets to these investments. At December 31, 2008, the expected rates of return on pension plan assets for domestic plans and other postretirement benefit plan assets were 8.75% and 7.00%, respectively. There was no change in these rates from December 31, 2007. At December 31, 2008 and 2007, the weighted-average expected rate of return on pension plan assets for foreign plans was 4.35% and 4.35%, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The pension and other postretirement benefit plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007
Asset Category:
Domestic equity	35%	36%	38%	39%
International equity	14	14	18	18
Fixed income	12	11	11	10
Absolute return aggressive	19	19	17	17
Absolute return conservative	12	12	12	12
Cash	8	8	4	4

Total	100%	100%	100%	100%

	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007
Asset Category:
Fixed income	100%	100%	100%	100%

Total	100%	100%	100%	100%

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

At December 31, 2008, equity securities did not include Albemarle common stock for pension benefits. At December 31, 2007, $1.1 million of Albemarle common stock was included in equity securities for pension benefits. There were no investments in Albemarle common stock at December 31, 2008 or 2007 for other postretirement benefits.

We have determined that the expected 2009 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $9.0 million. We may choose to make additional pension contributions above this amount. Current expectations are to pay approximately $3.4 million in premiums to the U.S. postretirement benefit plan in 2009.

The current forecast of benefit payments, which reflect expected future service, amounts to (in thousands):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits	Domestic Postretirement Benefits
2009	$33,647	$29,088	$3,968	$3,968
2010	31,103	27,852	4,193	4,193
2011	32,373	28,938	4,420	4,420
2012	43,341	40,818	4,677	4,677
2013	34,452	31,733	4,836	4,836
2014-2018	199,433	186,096	24,592	24,592

We have a supplemental executive retirement plan, or SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $4.3 million, $2.6 million and $2.2 million were recorded for the years ended December 31, 2008, 2007, and 2006, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2008 and 2007 was $23.5 million and $24.0 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $3.8 million are expected to be paid to SERP retirees in 2009. In 2005, the SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 15, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2008, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees decreased by 0.25%. For 2009, the assumed trend rate for pre-65 coverage is 8.5% per year, decreasing to an ultimate rate of 5.00% in the year 2017. The 2009 assumed trend rate for post-65 coverage is 12% per year, decreasing to an ultimate rate of 5.00% in the year 2020.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit obligation by $0.1 million and would increase the service and interest benefit cost components by a minimal amount. A 1% decrease in the U.S. health care cost trend rate would decrease the benefit obligation by $0.2 million and would decrease the service and interest benefit cost components by a minimal amount.

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance which are accounted for under SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” The accrued postemployment benefit liability was $0.4 million and $0.5 million at December 31, 2008 and 2007, respectively.

NOTE 18—Income Taxes:

Income before income taxes, minority interests and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31
	2008	2007	2006
Income before income taxes, minority interests and equity in net income of unconsolidated investments:
Domestic(a)	$88,162	$120,190	$(42,446)
Foreign(b)	95,181	157,629	175,832

Total	$183,343	$277,819	$133,386

Current income tax expense (benefit):
Federal	$(17,165)	$39,456	$20,197
State	(260)	1,309	189
Foreign	22,934	23,441	42,662

Total	$5,509	$64,206	$63,048

Deferred income tax expense (benefit):
Federal	$(772)	$2,035	$(50,881)
State	(879)	572	(4,203)
Foreign	(10,397)	(11,735)	(5,772)

Total	$(12,048)	$(9,128)	$(60,856)

Total income tax expense	$(6,539)	$55,078	$2,192

(a)

Domestic income before income taxes, minority interests and equity in net income of unconsolidated investments for 2007 includes the loss on the Thann, France facility divestiture as discussed in Note 19, “Special Items.”

(b)

Foreign income before income taxes, minority interests and equity in net income of unconsolidated investments for 2008 includes the loss on the Port de Bouc, France facility divestiture as discussed in Note 19, “Special Items.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2008		2007		2006
Federal statutory rate	35.0%		35.0%		35.0%
State taxes, net of federal tax benefit	(0.5)		0.3		0.4
Increase in valuation allowance	14.6	(a)	3.4		0.4
Impact of foreign earnings, net	(26.0	)(b)	(13.4	)(b)	(25.1	)(b)
Tax rate changes (benefit)	—		(0.7	)(c)	(6.9)
Effect of minority interests in income of consolidated subsidiaries	(0.8)		(0.9)		(1.5)
Loss on investment in foreign operations	(11.4	)(d)	—		—
Extraterritorial income exclusion	—		—		(1.4)
Depletion	(2.6)		(2.2	)(c)	(1.2)
Revaluation of unrecognized tax benefits/reserve requirements	(10.4	)(e)	1.1	(c)	2.7
Other items, net	(1.5)		(2.8	)(c)	(0.8)

Effective income tax rate	(3.6)%		19.8%		1.6%

Notes:

(a)	In 2008, we recorded valuation allowances of $26.7 million, which is predominantly related to the divestiture of our Port de Bouc, France operations, that will more likely than not expire unused.
(b)

As of September 30, 2006 and continuing in 2007 and 2008, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. As a result of this designation, in 2006 we reversed the deferred tax liability that had previously been provided for these earnings. The benefit of the lower tax rates in the jurisdictions for which we made this designation are now being reflected in our effective income tax rate. During 2008, 2007, and 2006, we received distributions of $35.1 million, $7.2 million and $115.3 million, respectively, from various foreign subsidiaries and joint ventures and realized a benefit (expense) of $3.6 million, ($0.4) million and $8.8 million respectively, attributable to foreign tax credits related to the repatriation of these high taxed earnings. In 2006, a large portion of these distributions was due to the restructuring of existing debt in which we transferred domestic borrowings to certain foreign subsidiaries. We have asserted for all periods being reported, permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable regulations of the Jordanian law do not have a termination provision and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan and currently all of the profits are from exports.

(c)

During 2007, we recorded a $2.1 million benefit from an enacted tax rate reduction in Germany, as well as other adjustments totaling $8.4 million identified in the completion of various income tax filings.

(d)	In December 2008, we sold substantially all of the Port de Bouc, France operations. This resulted in a domestic worthless stock deduction of $20.9 million.
(e)

During 2008, the settlement of Internal Revenue Service tax audits from 2000 through 2004 tax years provided a benefit of $32.4 million offset by the establishment of a tax reserve of $6.9 million due to changes in tax rules and a tax reserve of $5.8 million related to the divestiture of our Port de Bouc operations.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred income tax assets and (liabilities) recorded on the consolidated balance sheets as of December 31, 2008 and 2007, consist of the following (in thousands):

	2008	2007
Deferred tax assets:
Postretirement benefits other than pensions	$16,467	$21,273
Accrued employee benefits	30,216	24,592
Operating loss carryovers	57,002	20,316
Environmental accruals	406	975
Asset retirement obligations	4,151	3,970
Pensions	41,964	—
Other accrued expenses	6,220	7,686
Accounts receivable allowance	619	232
Tax credit carryovers	64,182	45,987
Undistributed earnings of foreign subsidiaries	—	2,278
Capital loss carryovers	8,086	10,181
Other	5,418	7,535

Gross deferred tax assets	234,731	145,025
Valuation allowance	(36,834)	(9,865)

Deferred tax assets	197,897	135,160

Deferred tax liabilities:
Depreciation	(187,419)	(170,839)
Pensions	—	(19,211)
Inventories	(135)	(401)
Foreign currency translation adjustments	(2,394)	(6,156)
Investment in equity affiliates	(6,158)	(6,193)
Undistributed earnings of foreign subsidiaries	(1,572)	—
Other	(4,223)	(3,651)

Deferred tax liabilities	(201,901)	(206,451)

Net deferred tax liabilities	$(4,004)	$(71,291)

Classification in the consolidated balance sheets:
Current deferred tax assets	$19,998	$8,860
Noncurrent deferred tax assets	50,836	26,938
Noncurrent deferred tax liabilities	(74,838)	(107,089)

Net deferred tax liabilities	$(4,004)	$(71,291)

At December 31, 2008, we had approximately $69.7 million of foreign tax and general credits available to offset future payments of federal income taxes, expiring in varying amounts between 2015 and 2028. These credits were created by the repatriation in 2008 of high taxed earnings from foreign jurisdictions and as a result of distributions in 2006 following the restructuring of existing debt in which we transferred domestic borrowings to certain foreign subsidiaries. We believe that sufficient taxable income should be generated over the carryover period in order to utilize the credit carryovers. Upon utilization of these credits, $5.5 million will be recorded in additional paid in capital related to the realization of tax benefits for stock based compensation.

We have $191.1 million in operating loss carryovers in eight jurisdictions. We have established valuation allowances for $88.2 million of our operating loss carryovers in five jurisdictions in which we feel it is more likely than not that the deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. Upon utilization of the net operating loss, the tax benefit on $19.1 million of our operating loss carryovers will be recorded in additional paid in capital related to the realization of tax benefits for stock based compensation. We have recorded a $8.1 million deferred tax asset relating to capital loss carryovers. We have established a valuation allowance of $8.1 million, as we believe it is more likely than not that the deferred tax asset will not be realized during the carryover period. Despite the current economic downturn, we believe that it is more likely than not that our company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, we recognized an increase of approximately $4.8 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to retained earnings.

The liability for unrecognized tax benefits recorded under FIN 48, exclusive of interest, was $77.5 million and $101.0 million at December 31, 2008 and 2007, respectively. The liability at December 31, 2008 and 2007 is reduced by $39.9 million and $52.6 million, respectively of offsetting benefits associated with the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. The net liability of $37.6 million and $48.4 million at December 31, 2008 and 2007, respectively, if recognized, would favorably affect earnings. The balance of accrued interest and penalties recorded in the consolidated balance sheets at December 31, 2008 and 2007 was $3.8 million and $6.2 million, respectively.

The liability for unrecognized tax benefits, including interest and penalties, recorded in “Other noncurrent liabilities” totaled $81.3 million and $107.2 million at December 31, 2008 and 2007, respectively. Related assets for corresponding offsetting benefits recorded in “Other assets” totaled $39.9 million and $50.0 million at December 31, 2008 and 2007, respectively.

The following is a reconciliation of our total gross unrecognized tax benefit liabilities for 2008 and 2007:

	2008	2007
Balance at January 1, 2008	$100,999	$83,261
Additions for tax positions of prior years	16,399	7,829
Reductions for tax positions related to prior years	(31,924)	(1,190)
Additions for tax positions related to current year	12,085	12,880
Settlements	(4,417)	(1,781)
Lapses in statutes of limitations	(15,594)	—

Balance at December 31, 2008	$77,548	$100,999

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through the year 2004. During 2008, the Company received examination notices from the IRS on tax years 2005 – 2007. We anticipate tax resolutions related to these years in either 2009 or 2010.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. During 2008, we completed the tax audits for the following tax jurisdictions and respective tax years: Belgium, 2005 through 2006; United Kingdom, 2003; and the Netherlands, 2004 through 2005. No significant tax was assessed for these audits. The German tax authorities are examining tax years 2002 through 2005 and anticipate a resolution during 2009.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, up to approximately $33.3 million as a result of settlements with taxing authorities and closure of tax statutes.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Special Items:

Special items included in the consolidated statements of income for the years ended December 31, consist of the following (in thousands):

	2008	2007	2006
Port de Bouc facility disposition charge(a)	$(38,544)	$—	$—
Restructuring charges (b)	(25,789)	—	—
Dayton facility closure charge(c)	—	(4,944)	—
Loss on Thann facility divestiture(d)	—	—	(89,175)

Total special items	$(64,333)	$(4,944)	$(89,175)

Notes:

(a)

Year ended December 31, 2008 included a charge amounting to $38.5 million ($33.4 million after income taxes) that relates to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge is principally due to the disposition of long-term assets of $19.3 million, net working capital of $4.4 million, restructuring charges of $5.2 million and other exit costs of $9.6 million. The charge and related assets and liabilities transferred were a part of our Polymer Additives and Fine Chemicals business segments.

(b)

Year ended December 31, 2008 included a charge amounting to $25.8 million ($16.8 million after income taxes) that relates to restructuring activities, principally reductions in force at various company locations across the Company’s operating segments.

(c)

Year ended December 31, 2007 included a charge amounting to $4.9 million ($3.2 million after income taxes) that related to the closure of our Dayton, Ohio fine chemistry facility. The operations of this cGMP (pharmaceutical-grade) pilot plant will be moved to our recently acquired, multi-scale cGMP manufacturing facility in South Haven, Michigan, to efficiently utilize equipment and staffing at the two sites. The pre-tax charge is composed of $3.4 million to write-off net asset values and $1.5 million for other closure costs. The charge and related assets and liabilities were a part of our Fine Chemicals segment.

(d)

Year ended December 31, 2006 included a charge amounting to $89.2 million ($58.4 million after income taxes), consisting of net asset write-offs of goodwill of $12.4 million, property, plant and equipment of $36.5 million and net working capital and cash payments of $40.3 million, that related to the divestiture of the Thann, France facility to International Chemical Investors S.A., or ICIG, effective August 1, 2006. The total net after tax cash costs of the transaction were less than $10.0 million. In conjunction with the divestiture, as of December 31, 2006 we had a liability recorded in our consolidated balance sheets of $12.4 million for working capital adjustments payable to ICIG in twelve monthly installments beginning in March 2007. The charge and related assets and liabilities transferred were a part of our Fine Chemicals segment. Certain product lines previously manufactured at the Thann site remained with us and are expected to generate continuing cash flows.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the workforce reduction charges outlined above (in thousands).

	2008	2007	2006
Beginning accrual balance	$1,196	$1,818	$2,378
Workforce reduction charges	22,092	348	1,044
Payments	(2,537)	(867)	(1,861)
Amount reversed to income	(597)	(215)	—
Foreign exchange	122	112	257

Ending accrual balance	$20,276	$1,196	$1,818

Year ended December 31, 2008 included a charge of $22.1 million related to the layoff of over 200 employees at various company locations, which is recorded in accrued expenses in our consolidated financial statements. The majority of the payments under this restructuring plan are expected to occur in 2009.

Year ended December 31, 2007 included a charge of $0.3 million related to the layoff of fourteen employees and fourteen contract employees associated with the closure of our Dayton, Ohio fine chemistry facility. Year ended December 31, 2006 included a charge of $1.0 million related to the layoff of three employees associated with the divestiture of our Thann, France facility.

The following table summarizes exit cost activity associated with the divestiture of our Thann, France facility (in thousands):

	2008	2007	2006
Beginning accrual balance	$2,538	$12,363	$—
Facility divestiture obligation charge	—	—	11,811
Working capital settlement (reduction of inventory reserve)	—	1,345	—
Payments	(2,556)	(11,652)	—
Foreign exchange	18	482	552

Ending accrual balance	$—	$2,538	$12,363

Years ended December 31, 2008 and December 31, 2007 included payments associated with the charge recorded in 2006 related to the divestiture of our Thann, France facility. Year ended December 31, 2007 also included a working capital settlement with ICIG. The divestiture obligation was payable to ICIG in twelve monthly installments through February 2008.

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2008 and 2007, with the exceptions of the senior notes which we sold on January 20, 2005 and the JBC foreign currency denominated debt, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 12, “Long-Term Debt.”

	Year Ended December 31
	2008		2007
	Recorded Amount	Fair value	Recorded Amount	Fair Value
	(In thousands)
Current portion of long-term debt	$26,202	$26,377	$16,627	$17,072
Long-term debt	$906,062	$856,250	$707,311	$693,432

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At December 31, 2008, the fair value of the forward contracts represented a net liability position of $0.2 million. At December 31, 2007, the fair value of the forward contracts represented a net asset position of a minimal amount.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—Fair Value Measurement:

In September 2006, FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157, which establishes a common definition for fair value to be applied to U.S. GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157” which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of SFAS No. 157 on January 1, 2009 is not expected to have a material impact on our consolidated financial statements. On January 1, 2008, we adopted the portion of SFAS No. 157 that was not delayed, and since our existing fair value measurements are consistent with the guidance of the statement, the partial adoption of the statement did not have a material impact on our consolidated financial statements.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008:

	December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
	(In thousands)
Assets:
Investments under executive deferred compensation plan (a)	$13,004	$13,004	$—
Equity securities (b)	$5	$5	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$13,004	$13,004	$—
Foreign currency exchange contracts (c)	$196	$—	$196

(a)

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was credited to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with EITF Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(b)

Our investments in equity securities are classified as available-for-sale and are recorded as “Investments” in the condensed consolidated balance sheets. The changes in fair value are included in “Accumulated other comprehensive income” in shareholders’ equity. The securities are classified within Level 1.

(c)

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 22—Acquisitions:

On June 30, 2008, we acquired the remaining 25% interests in our majority owned Polymer Additives segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. The acquisition of the remaining interests totaled approximately $19.9 million. During the year ended December 31, 2008, we also made payments of approximately $21.6 million associated with the prior July 31, 2007 acquisition of controlling interests in the joint ventures. In addition, effective July 31, 2008, we acquired Sorbent Technologies Corporation, a full-service power plant mercury-control provider, for approximately $22.4 million. Goodwill and other intangible assets associated with the above items aggregate to approximately $23.0 million and $17.0 million, respectively, with weighted average amortizable lives associated with the other intangibles of approximately 20 years. Goodwill reported on these transactions is not deductible for tax purposes.

On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Our ownership interests in these Polymer Additives segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.4 million payable in cash due primarily within one year. Additional consideration of up to a total of approximately $7.3 million cumulatively for the two joint ventures will be payable between the first and second anniversary of the closing date if the joint ventures meet certain specified performance criteria subsequent to the acquisition date. At December 31, 2007, the preliminary purchase price allocation included amortizable intangible assets of $25.4 million and goodwill of $4.6 million. The acquisition did not have a significant impact on our consolidated balance sheets or consolidated statements of income. In accordance with the purchase method of accounting, the operating results have been included in our consolidated statements of income from the date of acquisition.

On September 30, 2006, we acquired the assets and fine chemistry services and pharmaceuticals business associated with the South Haven, Michigan facility of DSM Pharma Chemicals North America, Inc., an indirect subsidiary of Royal DSM N.V., for $26.0 million. The purchase price is allocated among working capital and property, plant and equipment. The acquisition did not have a significant impact on our consolidated balance sheets or consolidated statements of income. In accordance with the purchase method of accounting, the operating results have been included in our consolidated statements of income from the date of acquisition.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—Operating Segments and Geographic Area Information:

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net sales:
Polymer Additives	$915,515	$904,519	$920,451
Catalysts	923,763	894,229	838,968
Fine Chemicals	627,837	537,439	609,087

Total net sales	$2,467,115	$2,336,187	$2,368,506

Segment operating profit:
Polymer Additives	$92,600	$134,365	$151,261
Catalysts	142,715	135,341	103,415
Fine Chemicals	99,895	95,880	68,569

Subtotal(a)	335,210	365,586	323,245

Minority interests in income of consolidated subsidiaries:
Polymer Additives	(7,223)	(9,060)	(8,944)
Catalysts	—	—	—
Fine Chemicals	(11,422)	(9,013)	(6,388)
Corporate & Other	(161)	441	2,074

Total minority interests in income of consolidated subsidiaries	(18,806)	(17,632)	(13,258)

Equity in net income of unconsolidated investments:
Polymer Additives	3,446	5,389	5,012
Catalysts	19,881	19,231	20,074
Fine Chemicals	—	—	—
Corporate & Other	(201)	(39)	(53)

Total equity in net income of unconsolidated investments	23,126	24,581	25,033

Segment income:
Polymer Additives	88,823	130,694	147,329
Catalysts	162,596	154,572	123,489
Fine Chemicals	88,473	86,867	62,181

Total segment income(a)	339,892	372,133	332,999
Corporate & Other	(50,322)	(50,353)	(54,565)
Port de Bouc disposition charges	(38,544)	—	—
Restructuring charges	(25,789)	—	—
Dayton facility closure charge	—	(4,944)	—
Loss on Thann facility divestiture and other special items	—	—	(89,175)
Interest and financing expenses	(38,175)	(38,332)	(43,964)
Other income (expenses), net	601	6,264	(134)
Income tax benefit (expense)	6,539	(55,078)	(2,192)

Net income	$194,202	$229,690	$142,969

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Identifiable assets:
Polymer Additives	$615,888	$739,818	$659,199
Catalysts	1,259,570	1,291,232	1,139,940
Fine Chemicals	549,916	452,235	455,076
Corporate & Other	447,343	357,733	276,153

Total identifiable assets	$2,872,717	$2,841,018	$2,530,368

Goodwill:
Polymer Additives	$34,539	$29,672	$24,578
Catalysts	221,868	232,369	218,471
Fine Chemicals	22,360	8,144	8,051

Total goodwill	$278,767	$270,185	$251,100

Depreciation and amortization:
Polymer Additives	$42,759	$38,082	$36,803
Catalysts	43,087	40,697	39,686
Fine Chemicals	25,075	27,324	35,788
Corporate & Other	764	752	673

Total depreciation and amortization	$111,685	$106,855	$112,950

Capital expenditures:
Polymer Additives	$44,241	$37,008	$24,584
Catalysts	33,697	43,830	51,395
Fine Chemicals	20,843	17,675	23,112
Corporate & Other	955	227	756

Total capital expenditures	$99,736	$98,740	$99,847

Net Sales (In thousands)(b)(c)	2008	2007	2006
United States	$922,488	$882,397	$878,685
Foreign	1,544,627	1,453,790	1,489,821

Total	$2,467,115	$2,336,187	$2,368,506

Long-Lived Assets as of December 31 (In thousands)	2008	2007	2006
United States	$651,176	$680,249	$654,605
Netherlands	447,314	477,991	450,726
Jordan	111,687	114,444	115,846
United Kingdom	63,023	84,850	86,878
Germany	76,168	78,922	71,459
China	112,677	74,259	14,706
France	19,124	43,077	39,336
Other foreign countries	84,305	105,389	89,076

Total	$1,565,474	$1,659,181	$1,522,632

Notes:

(a)	Includes the effects of foreign exchange transaction gains of $3.9 million, $5.1 million and $0.8 million in 2008, 2007 and 2006, respectively.
(b)	No sales in a foreign country exceed 10% of total net sales.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)	Net sales are attributed to countries based upon shipments to final destination.

Net sales to external customers in each of the segments consists of the following (in thousands):

	2008	2007	2006
Polymer Additives:
Flame Retardants	$649,947	$631,995	$679,813
Stabilizers and Curatives	265,568	272,524	240,638

Total Polymer Additives	$915,515	$904,519	$920,451

Catalysts:
Polyolefin Catalysts	$194,645	$179,162	$120,436
Refinery Catalysts	729,118	715,067	718,532

Total Catalysts	$923,763	$894,229	$838,968

Fine Chemicals:
Performance Chemicals	$396,482	$351,845	$381,378
Fine Chemistry Services and Intermediates Business	231,355	185,594	227,709

Total Fine Chemicals	$627,837	$537,439	$609,087

NOTE 24—Quarterly Financial Summary (Unaudited) (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$668,177	$620,750	$660,463	$517,725
Gross profit	$167,411	$162,981	$154,183	$123,099
Port de Bouc disposition charge(a)	$—	$—	$—	$38,544
Restructuring charge(b)	$3,278	$—	$—	$22,511
Net income(c)	$63,261	$61,655	$56,175	$13,111
Basic earnings per share	$0.69	$0.68	$0.62	$0.14
Shares used to compute basic earnings per share	92,349	91,182	91,074	90,746
Diluted earnings per share	$0.68	$0.67	$0.61	$0.14
Shares used to compute diluted earnings per share	93,688	92,367	92,265	91,799

2007
Net sales	$589,238	$563,812	$583,981	$599,156
Gross profit	$159,789	$153,382	$152,962	$156,358
Dayton facility closure charge(d)	$—	$4,944	$—	$—
Net income(e)	$58,108	$53,863	$59,099	$58,620
Basic earnings per share	$0.61	$0.57	$0.62	$0.62
Shares used to compute basic earnings per share	95,288	95,272	95,245	95,209
Diluted earnings per share	$0.60	$0.55	$0.61	$0.60
Shares used to compute diluted earnings per share	97,504	97,256	97,106	96,998

Notes:

(a)

The fourth quarter of 2008 included a charge amounting to $38.5 million ($33.4 million after income taxes) that related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge is principally due to the disposition of net assets and other exit costs.

(b)

The first and fourth quarters of 2008 included charges amounting to $3.3 million ($2.1 million after income taxes) and $22.5 million ($14.7 million after income taxes), respectively, that related to restructuring activities, principally reductions in force at various Company locations.

(c)

The fourth quarter of 2008 included an income tax benefit of $32.4 million related to the settlement of 2000-2004 tax audits with the U.S. Internal Revenue Service as well as the establishment of tax reserves of $6.9 million due to changes in tax rules and a $2.4 million valuation allowance based upon an assessment of its ability to use certain net operating losses.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)

The second quarter of 2007 included a charge amounting to $4.9 million ($3.2 million after income taxes) that related to the closure of our Dayton, Ohio fine chemistry facility. The charge is principally due to the write-off of net asset values.

(e)

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

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 Part I of this Annual Report, is incorporated herein.

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

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange, or NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 30, 2008. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Additional information is contained in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is contained in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is contained in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is contained in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item  14 is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 44 to 90:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income, Changes in Shareholders’ Equity and Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 14(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)		Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

2.1	—	International Share and Business Sale Agreement, dated as of July 16, 2004, by and between Albemarle Catalysts International, L.L.C., Albemarle Corporation and Akzo Nobel, N.V. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 16, 2004, and incorporated herein by reference].

3.1	—	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2	—	Amended and Restated Bylaws of the registrant effective as of January 1, 2009 [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2008, and incorporated herein by reference].

4.1	—	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.2	—	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3	—	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

10.1	—	Credit Agreement, dated as of March 23, 2007, among Albemarle Corporation, Albemarle Europe SPRL and Albemarle Netherlands BV, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 29, 2007, and incorporated herein by reference].

10.2	—	364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.3	—	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.4	—	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002 [filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.5	—	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.6	—	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.7	—	Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.8	—	Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.9	—	Restricted Stock Award Agreement for Mark C. Rohr [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2008, and incorporated herein by reference].

10.10	—	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.11	—	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A for 2002 (No. 1-12658), and incorporated herein by reference].

10.12	—	Second Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.13	—	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.14	—	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.15	—	2008 Named Executive Officer Salary Information [filed as Item 5.02 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 17, 2007, and incorporated herein by reference].

*10.16	—	Summary of Directors’ Compensation.

10.17	—	Form of Stock Option Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.18	—	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.19	—	Form of Restricted Stock Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.20	—	Form of Performance Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-2658), filed February 23, 2006, and incorporated herein by reference].

10.21	—	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (No. 1-12658) filed on February 13, 2008, and incorporated herein by reference].

10.22	—	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.23	—	Compensation Arrangement with Richard J. Diemer, Jr., dated as of July 26, 2005 [filed as Exhibit 10.8.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on August 2, 2005, and incorporated herein by reference].

10.24	—	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.25	—	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.26	—	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.27	—	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.28	—	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.29	—	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.30	—	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 1, 2008, and incorporated herein by reference].

10.31	—	Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.32	—	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.33	—	Albemarle Corporation 2008 Incentive Plan [filed as Annex A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.34	—	2008 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex B to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.35	—	Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658) filed on August 7, 2008, and incorporated herein by reference].

*12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	—	Significant Subsidiaries of the Company.

*23.1	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—	Five-Year Summary.

*	Included with this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/s/ Mark C. Rohr
(Mark C. Rohr) Chairman of the Board

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2009.

Signature	Title

/S/ MARK C. ROHR	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)
(Mark C. Rohr)

/S/ RICHARD J. DIEMER, JR.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
(Richard J. Diemer, Jr.)

/S/ J. ALFRED BROADDUS, JR.	Director
(J. Alfred Broaddus, Jr.)

/S/ WILLIAM M. GOTTWALD	Director
(William M. Gottwald)

/S/ R. WILLIAM IDE III	Director
(R. William Ide III)

/S/ RICHARD L. MORRILL	Director
(Richard L. Morrill)

/S/ JIM W. NOKES	Director
(Jim W. Nokes)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ CHARLES E. STEWART	Director
(Charles E. Stewart)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)