Form 10-Q
period 2009-03-31
ALBEMARLE CORP
filed 2009-05-08
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding as of May 1, 2009: 91,446,242

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$486,591	$668,177
Cost of goods sold	396,085	500,766

Gross profit	90,506	167,411
Selling, general and administrative expenses	45,434	63,519
Research and development expenses	16,145	16,800
Restructuring charges	—	3,278

Operating profit	28,927	83,814
Interest and financing expenses	(6,274)	(10,216)
Other (expenses) income, net	(1,131)	2,846

Income before income tax expense and equity in net income of unconsolidated investments	21,522	76,444
Income tax expense	525	16,626

Income before equity in net income of unconsolidated investments	20,997	59,818
Equity in net income of unconsolidated investments (net of tax)	5,949	7,028

Net income	26,946	66,846
Net income attributable to noncontrolling interests	(1,547)	(3,585)

Net income attributable to Albemarle Corporation	$25,399	$63,261

Basic earnings per share	$0.28	$0.68

Diluted earnings per share	$0.28	$0.67

Cash dividends declared per share of common stock	$0.125	$0.12
Weighted-average common shares outstanding - basic	91,380	92,654
Weighted-average common shares outstanding - diluted	91,797	93,905

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$183,899	$253,303
Trade accounts receivable, less allowance for doubtful accounts (2009 - $1,889; 2008 - $1,899)	279,417	280,601
Other accounts receivable	34,413	47,157
Inventories	440,211	538,857
Other current assets	63,639	59,005

Total current assets	1,001,579	1,178,923

Property, plant and equipment, at cost	2,318,778	2,322,996
Less accumulated depreciation and amortization	1,313,654	1,310,648

Net property, plant and equipment	1,005,124	1,012,348
Investments	122,329	121,951
Other assets	133,196	113,717
Goodwill	263,912	278,767
Other intangibles, net of amortization	158,949	167,011

Total assets	$2,685,089	$2,872,717

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$158,292	$224,333
Accrued expenses	118,476	170,512
Current portion of long-term debt	26,256	26,202
Dividends payable	10,139	9,675
Income taxes payable	9,733	7,645

Total current liabilities	322,896	438,367

Long-term debt	891,878	906,062
Postretirement benefits	47,700	47,803
Pension benefits	146,114	146,381
Other noncurrent liabilities	137,784	142,783
Deferred income taxes	73,073	74,838
Commitments and contingencies (Note 12)

Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,397 in 2009 and 90,980 in 2008	914	910
Accumulated other comprehensive loss	(156,881)	(100,642)
Retained earnings	1,169,352	1,165,503

Total Albemarle Corporation shareholders’ equity	1,013,385	1,065,771
Noncontrolling interests	52,259	50,712

Total equity	1,065,644	1,116,483

Total liabilities and equity	$2,685,089	$2,872,717

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash and cash equivalents at beginning of year	$253,303	$130,551

Cash flows from operating activities:
Net income	26,946	66,846
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	25,775	26,542
Stock-based compensation	(6,409)	4,590
Excess tax benefits realized from stock-based compensation arrangements	(226)	(6,920)
Equity in net income of unconsolidated investments	(5,949)	(7,028)
Restructuring charges	—	3,278
Working capital changes	(32,777)	(63,541)
Dividends received from unconsolidated investments and nonmarketable securities	3,961	1,295
Pension and postretirement expense	2,396	394
Pension and postretirement contributions	(2,544)	(2,894)
Unrealized loss on investments in marketable securities	942	827
Net change in noncurrent income tax payables and receivables	(2,364)	376
Net change in noncurrent environmental liabilities	(3,051)	413
Withholding taxes paid on stock-based compensation award distributions	(4,577)	(10,156)
Deferred income taxes	(4,190)	10,767
Other, net	(2,032)	(5,984)

Net cash (used in) provided from operating activities	(4,099)	18,805

Cash flows from investing activities:
Capital expenditures	(33,068)	(20,139)
Cash transferred and payments related to the Thann facility divestiture	—	(2,556)
Cash payments related to the Port de Bouc facility divestiture	(4,349)	—
Collection of note receivable from sale of land	—	6,000
Investments in marketable securities	(299)	(3,065)

Net cash used in investing activities	(37,716)	(19,760)

Cash flows from financing activities:
Repayments of long-term debt	(35,834)	(45,273)
Proceeds from borrowings	22,140	199,928
Dividends paid to shareholders	(10,961)	(9,707)
Purchases of common stock	—	(151,137)
Proceeds from exercise of stock options	663	3,398
Excess tax benefits realized from stock-based compensation arrangements	226	6,920
Dividends paid to noncontrolling interests	(2,911)	(5,486)
Other	—	(107)

Net cash used in financing activities	(26,677)	(1,464)

Net effect of foreign exchange on cash and cash equivalents	(912)	6,998

(Decrease) increase in cash and cash equivalents	(69,404)	4,579

Cash and cash equivalents at end of period	$183,899	$135,130

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$26,946	$66,846
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	1	—
Amortization of realized loss on treasury lock agreements	37	35
Changes in net loss and prior service cost	(3,190)	(463)
Foreign currency translation	(53,087)	65,525

Total other comprehensive (loss) income, net of tax	(56,239)	65,097

Comprehensive (loss) income	(29,293)	131,943

Comprehensive income attributable to noncontrolling interests	(1,547)	(3,585)

Comprehensive (loss) income attributable to Albemarle Corporation	$(30,840)	$128,358

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of March 31, 2009 and December 31, 2008, and our condensed consolidated results of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2009 and 2008. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or the SEC, on February 27, 2009. The December 31, 2008 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States, or the U.S. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. On January 1, 2009, we adopted Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This standard changed the accounting for and reporting of minority interests (now referred to as noncontrolling interests). Noncontrolling interests are now classified as equity in our consolidated financial statements. SFAS No. 160 also changed the consolidated statement of income presentation format by requiring net income to include the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on net income amounts attributable to the parent. As a result of the adoption of SFAS No. 160, prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

3. The three-month period ended March 31, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes, or $0.02 per share) that relate to severance in conjunction with personnel reductions at the Company’s former Richmond, Virginia headquarters and Singapore sales office.

4. Our consolidated statements of income include the following foreign exchange transaction (losses) gains for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cost of goods sold	$(967)	$3,623
Other (expenses) income, net	(1,674)	1,330

Total foreign exchange transaction (losses) gains	$(2,641)	$4,953

5. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2009 and 2008 are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.5
Impact of foreign operations, net	(19.4)	(13.1)
Increase in valuation allowance	0.2	—
Depletion	(1.7)	(1.2)
Effect of net income attributable to noncontrolling interests	(0.1)	(0.5)
Revaluation of unrecognized tax benefits/reserve requirements	0.6	1.0
Other items, net	(0.8)	0.1

Effective income tax rate excluding non-recurring items	14.0%	21.8%
Non-recurring items	(11.6)	—

Effective income tax rate	2.4%	21.8%

During the three-month period ended March 31, 2009, we recorded various non-recurring items totaling a net $2.5 million benefit, resulting from adjustments related to prior periods. Of this net benefit, the significant items were a $1.2 million increase in a valuation allowance for losses at our Brazilian entity and a net benefit of $2.7 million related to unrecognized tax benefits.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005. The Internal Revenue Service, or IRS, has completed a review of our income tax returns through year 2004. During 2008, we received examination notifications from the IRS on tax years 2005 through 2007. We anticipate tax resolutions related to these years in either 2009 or 2010.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. Subsequent to March 31, 2009, the tax examination of our subsidiaries in Germany for the years 2002 through 2005 was completed.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, up to approximately $31 million as a result of settlements with taxing authorities and closure of tax statutes.

6. On January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires all prior-period earnings per share data to be adjusted retrospectively, and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. For the three-month period ended March 31, 2008, basic and diluted earnings per share each decreased $0.01 as a result of an increase in our basic and diluted weighted-average common shares outstanding of approximately 305,000 and 217,000 shares, respectively. Adoption of FSP EITF 03-6-1 did not impact our reported basic or diluted earnings per share for the three-month period ended March 31, 2009; however, our basic and diluted weighted-average common shares outstanding increased by approximately 343,000 and 201,000 shares, respectively.

Basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008 are calculated as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Basic earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$25,399	$63,261

Denominator:
Weighted-average common shares for basic earnings per share	91,380	92,654

Basic earnings per share	$0.28	$0.68

Diluted earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$25,399	$63,261

Denominator:
Weighted-average common shares for basic earnings per share	91,380	92,654
Incremental shares under stock compensation plans	417	1,251

Total shares	91,797	93,905

Diluted earnings per share	$0.28	$0.67

7. Cash dividends declared for the three-month period ended March 31, 2009 totaled 12.5 cents per share and were paid on April 1, 2009. Cash dividends declared for the three-month period ended March 31, 2008 totaled 12.0 cents per share and were paid on April 1, 2008.

8. The following table provides a breakdown of inventories at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(In thousands)
Finished goods	$303,897	$395,919
Raw materials	88,844	95,617
Stores, supplies and other	47,470	47,321

Total inventories	$440,211	$538,857

9. Long-term debt at March 31, 2009 and December 31, 2008 consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Variable-rate domestic bank loans	$495,000	$522,835
Senior notes	324,805	324,796
Fixed rate foreign borrowings	46,200	47,640
Variable-rate foreign bank loans	38,891	23,320
Capital lease obligation	12,604	12,975
Miscellaneous	634	698

Total	918,134	932,264
Less amounts due within one year	26,256	26,202

Total long-term debt	$891,878	$906,062

Maturities of long-term debt are as follows: 2009—$24.0 million; 2010—$13.2 million; 2011—$9.0 million; 2012—$7.4 million; 2013—$504.8 million and 2014 through 2017—$359.7 million.

10. The Company has the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at March 31, 2009 (in thousands):

Beginning balance at December 31, 2008	$18,970
Changes in estimates	(2,374)
Payments	(150)
Foreign exchange	(887)

Ending balance at March 31, 2009	$15,559

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

11. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. Corporate & other includes corporate-related items not allocated to the reportable segments.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net sales:
Polymer Additives	$123,200	$244,590
Catalysts	242,587	276,097
Fine Chemicals	120,804	147,490

Total net sales	$486,591	$668,177

Segment operating profit (loss):
Polymer Additives	$(11,563)	$30,269
Catalysts	29,761	46,156
Fine Chemicals	10,283	23,480

Subtotal	$28,481	$99,905

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Equity in net income (loss) of unconsolidated investments:
Polymer Additives	$48	$1,472
Catalysts	5,928	5,566
Fine Chemicals	—	—
Corporate & other	(27)	(10)

Total equity in net income of unconsolidated investments	$5,949	$7,028

Net (income) loss attributable to noncontrolling interests:
Polymer Additives	$(215)	$(1,989)
Catalysts	—	—
Fine Chemicals	(1,553)	(1,935)
Corporate & other	221	339

Total net income attributable to noncontrolling interests	$(1,547)	$(3,585)

Segment income (loss):
Polymer Additives	$(11,730)	$29,752
Catalysts	35,689	51,722
Fine Chemicals	8,730	21,545

Total segment income	32,689	103,019
Corporate & other (1)	640	(12,484)
Restructuring charges	—	(3,278)
Interest and financing expenses	(6,274)	(10,216)
Other (expenses) income, net	(1,131)	2,846
Income tax expense	(525)	(16,626)

Net income attributable to Albemarle Corporation	$25,399	$63,261

(1)

Corporate and other charges for the three-month period ended March 31, 2009 included $7.8 million in adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income.

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,842	$2,867
Interest cost	8,060	7,934
Expected return of assets	(10,626)	(10,562)
Net transition asset	(3)	(2)
Prior service benefit	(247)	(256)
Net loss	3,106	1,857

Total net periodic pension benefit cost	$3,132	$1,838

We have made $1.5 million in contributions to our qualified and nonqualified pension plans during the three-month period ended March 31, 2009.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$93	$121
Interest cost	947	863
Expected return of assets	(144)	(143)
Prior service benefit	(1,893)	(2,399)
Net loss	261	114

Total net periodic postretirement benefit (credit)	$(736)	$(1,444)

We paid approximately $1.0 million in premiums to the U.S. postretirement benefit plan during the three-month period ended March 31, 2009.

14. The Company has the following recorded workforce reduction liabilities included in “Accrued expenses” at March 31, 2009 (in thousands):

Beginning balance at December 31, 2008	$20,276
Payments	(12,431)
Amounts reversed to income	(227)
Foreign exchange	(180)

Ending balance at March 31, 2009	$7,438

During the three-month period ended March 31, 2009, we made payments as a result of restructuring charges recorded during the year ended December 31, 2008. The majority of the payments under this restructuring plan are expected to occur in 2009.

15. Recently Issued Accounting Pronouncements

In December 2008, FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” or FSP No. FAS 132(R)-1. FSP No. FAS 132(R)-1 applies to employers subject to SFAS No. 132(R) and is effective for fiscal years ending after December 15, 2009. FSP No. FAS 132(R)-1 requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We are currently evaluating the additional disclosures required upon adoption of FSP No. FAS 132(R)-1.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis. We will adopt this standard beginning in the interim period ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2008. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 20.

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

Overview

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals. Our products and services enhance the value of our customers’ end-products by improving performance, providing essential product attributes, lowering cost and simplifying processing. We sell a highly diversified mix of products to a wide range of customers, including petroleum refiners, utilities providers, and manufacturers of consumer electronics, building and construction materials, automotive parts, packaging, pharmachemicals and agrichemicals. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

First Quarter 2009

During the first quarter of 2009:

•	quarterly net sales of $486.6 million resulted in earnings (net income attributable to Albemarle Corporation) of $25.4 million, or $0.28 per share

•	solid progress on cost reduction initiatives

•	inventory levels reduced by $98.6 million

•	quarterly dividend increased to $0.125 per share of common stock ($0.50 annually)

Outlook

We continue to expect 2009 to be a very challenging year. While there is still much uncertainty as to the length of the current global economic downturn and to when meaningful demand will be restored in consumer end-markets, we believe our proactive response to the weakened global economic conditions should position our Company to operate leaner, more efficiently and on a lower cost basis while preserving growth opportunities.

Polymer Additives: We expect the continued downturn in the consumer electronics, automotive and construction sectors to impact volumes and profitability of our Polymer Additives segment. Although we are taking steps to restructure our operations and cut costs, we expect challenges in this business to continue until demand returns and our production rates improve. In the longer term, the increasing standard of living around the globe should drive higher demand for electrical and electronic equipment and new construction, and the potential for increasingly stringent fire-safety regulations and global climate initiatives should increase the need for insulation materials.

We are continuing to increase our presence in China as we build a foundation for expanding our business in Asia. Expansion of our now wholly owned antioxidants facility in Shanghai is expected to come on-line in early 2010.

New product development momentum continues in our Polymer Additives segment. The trend in some electronic components toward halogen-free flame retardants, while challenging our legacy products, also creates numerous development opportunities with our diverse customer base. We plan to begin commercializing sales of a new halogen-free product in one of our key-growth markets and have several others in various stages of development. We also plan to commercialize a new polyurea curative, which offers greater cure speed flexibility and thus expands and increases performance and use.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as a part of clean air initiatives. While we continue to monitor developments in the global economy, we expect our Catalysts segment profit growth in 2009 to come primarily from new product introductions, new markets that we penetrate, FCC pricing improvements, and the continued growth in our polyolefin catalysts business.

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

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. While we believe there remains room for further margin improvement, in order to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. We have seen incremental margin increases, although we continue to face raw material cost pressures related to imported rare earths and transportation costs. We believe, however, that our price increases should offset increasing raw material costs, but there is no guarantee that will occur.

We are focused on new product development in catalysts and have introduced high-throughput experimentation to more rapidly test and develop new technologies. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business, which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable with sustained price increases.

Fine Chemicals: In our performance chemicals sector, the current poor economic climate is impacting our bromine franchise in oil completion fluids and bromine consumption. We expect continued negative impacts from low production rates. Our fine chemistry services business continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. Our long-term strategic areas of focus in our Fine Chemicals segment are to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. As we supply bromine feed stocks to our Polymer Additives segment, our profitability is generally impacted as market conditions change in that sector. In fine chemistry services, our new products pipeline continues to be robust, allowing us to develop preferred outsourcing positions serving leading chemical and pharmaceutical companies in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We are continuing our focus on reducing working capital and maximizing cash generation. In addition, we will continue to focus on tax efficiency; however, incremental income is more likely to be earned in locales with higher incremental rates. We believe our global effective tax rate will approximate 14%, but will vary based on the locales in which incremental income is actually earned. We increased our quarterly dividend by 4% in 2009 to $0.125 per share. Under our existing share repurchase program, we have the ability to periodically repurchase shares in 2009. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

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

First Quarter 2009 Compared with First Quarter 2008

Selected Financial Data (Unaudited)
	Three Months Ended March 31,		Percentage Change
	2009	2008	2009 vs. 2008
	(In millions, except percentages and per share amounts)
NET SALES	$486.6	$668.2	(27)%
Cost of goods sold	396.1	500.8	(21)%

GROSS PROFIT	90.5	167.4	(46)%
GROSS PROFIT MARGIN	18.6%	25.1%

Selling, general and administrative expenses	45.4	63.5	(29)%
Research and development expenses	16.2	16.8	(4)%
Restructuring charges	—	3.3	*

OPERATING PROFIT	28.9	83.8	(66)%
OPERATING PROFIT MARGIN	5.9%	12.5%
Interest and financing expenses	(6.3)	(10.2)	(38)%
Other (expenses) income, net	(1.1)	2.8	*

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	21.5	76.4	(72)%
Income tax expense	0.5	16.6	(97)%
Effective tax rate	2.4%	21.8%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	21.0	59.8	(65)%
Equity in net income of unconsolidated investments (net of tax)	5.9	7.1	(17)%

NET INCOME	26.9	66.9	(60)%
Net income attributable to noncontrolling interests	(1.5)	(3.6)	(58)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$25.4	$63.3	(60)%

PERCENTAGE OF NET SALES	5.2%	9.5%

Basic earnings per share	$0.28	$0.68	(59)%

Diluted earnings per share	$0.28	$0.67	(58)%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended March 31, 2009, we recorded net sales of $486.6 million, a 27% decrease compared to net sales of $668.2 million for the three-month period ended March 31, 2008. This decrease was due primarily to a decline in volumes in all segments. Volumes had a negative impact on sales of 27%, foreign currency changes caused a 3% decrease and price and product mix had a positive impact on sales of 3% compared to the same period last year.

Polymer Additives net sales decreased $121.4 million, or 50%, for the three-month period ended March 31, 2009 compared to the same period in 2008 as a result of a decrease in volumes. Foreign currency also contributed to the decline, but this nominal impact was offset by similar improvements in price and product mix. Catalysts net sales decreased $33.5 million, or 12%, compared to the same period last year due mainly to a decrease in volumes contributing 11% and foreign currency impacts of 3%. These declines were partially offset by price and product mix improvements contributing 2% despite unfavorable metals impacts on HPC refinery catalysts net sales. Fine Chemicals net sales decreased $26.7 million, or 18%, compared to the same period last year primarily due to volumes contributing 22% of the decrease, foreign currency impacts of 2%, and was partially offset by improvements in price and product mix contributing 6%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended March 31, 2009, our gross profit decreased $76.9 million, or 46%, to $90.5 million from the corresponding 2008 period due mainly to volume declines, unfavorable production rate impacts on cost in our bromine franchise and high cost metals impacts on HPC refinery catalysts. These factors contributed to our decline in gross profit margin for the three-month period ended March 31, 2009 to 18.6% from 25.1% for the corresponding period in 2008.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2009, our selling, general and administrative, or SG&A, expenses decreased $18.1 million, or 29%, from the three-month period ended March 31, 2008. This decrease was primarily due to adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals and a reduction in salaries and benefits as a result of our recent cost saving actions. As a percentage of net sales, SG&A expenses were 9.3% for the three-month period ended March 31, 2009 compared to 9.5% for the corresponding period in 2008.

Research and Development Expenses

For the three-month period ended March 31, 2009, our research and development expenses decreased $0.6 million, or 4%, from the three-month period ended March 31, 2008. As a percentage of net sales, research and development expenses were 3.3% for the three-month period ended March 31, 2009 compared to 2.5% for the corresponding period in 2008.

Restructuring Charges

The three-month period ended March 31, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes) that relate to severance in conjunction with personnel reductions at the Company’s former Richmond, Virginia headquarters and Singapore sales office.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2009 decreased $3.9 million to $6.3 million from the corresponding 2008 period due to lower average interest rates.

Other (Expenses) Income, Net

Other (expenses) income, net for the three-month period ended March 31, 2009 increased $3.9 million from the corresponding 2008 period due primarily to an increase in foreign currency exchange losses and a decrease in interest income as a result of lower average interest rates.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended March 31, 2009, our effective income tax rate was 2.4% as compared to 21.8% for the three-month period ended March 31, 2008. The effective income tax rate for the three-month period ended March 31, 2009, is impacted by various non-recurring items totaling a net $2.5 million benefit, resulting from adjustments related to prior periods. Of this net benefit, the significant items were a $1.2 million increase in a valuation allowance for losses at our Brazilian entity and a net benefit of $2.7 million related to unrecognized tax benefits. Based on our current level and location of income, we anticipate that our effective tax rate for 2009 will approximate 14%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2009 and 2008 are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.5
Impact of foreign operations, net	(19.4)	(13.1)
Increase in valuation allowance	0.2	—
Depletion	(1.7)	(1.2)
Effect of net income attributable to noncontrolling interests	(0.1)	(0.5)
Revaluation of unrecognized tax benefits/reserve requirements	0.6	1.0
Other items, net	(0.8)	0.1

Effective income tax rate excluding non-recurring items	14.0%	21.8%
Non-recurring items	(11.6)	—

Effective income tax rate	2.4%	21.8%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $5.9 million for the three-month period ended March 31, 2009 compared to $7.1 million in the same period last year. This decrease of $1.2 million is due primarily to lower equity earnings from our Magnifin joint venture in our Polymer Additives segment due to decreased volumes as a result of weakness in the automotive sector, partially offset by net increased equity earnings from our various Catalysts segment joint ventures.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended March 31, 2009, net income attributable to noncontrolling interests was $1.5 million compared to $3.6 million in the same period last year. This decrease of $2.1 million is due primarily to lower earnings of Stannica LLC as a result of a decline in volume due to the weak construction sector. In addition, earnings of Jordan Bromine Company Limited were lower as a result of a decline in bromine volumes.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $25.4 million in the three-month period ended March 31, 2009 from $63.3 million in the three-month period ended March 31, 2008 primarily due to volume declines and unfavorable costs in our bromine franchise and high cost metals impacts on HPC refinery catalysts.

Segment Information Overview. We have identified three reportable segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

	Three Months Ended March 31,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008
	(In millions, except percentages)
Net sales:
Polymer Additives	$123.2	25.3%	$244.6	36.6%	(50)%
Catalysts	242.6	49.9%	276.1	41.3%	(12)%
Fine Chemicals	120.8	24.8%	147.5	22.1%	(18)%

Total net sales	$486.6	100.0%	$668.2	100.0%	(27)%

Segment operating profit (loss):
Polymer Additives	$(11.5)	*	$30.3	12.4%	(138)%
Catalysts	29.8	12.3%	46.1	16.7%	(35)%
Fine Chemicals	10.2	8.4%	23.5	15.9%	(57)%

Subtotal	$28.5		$99.9		(71)%

Equity in net income (loss) of unconsolidated investments:
Polymer Additives	$—		$1.5		(100)%
Catalysts	5.9		5.6		5%
Fine Chemicals	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	$5.9		$7.1		(17)%

Net (income) loss attributable to noncontrolling interests:
Polymer Additives	$(0.2)		$(2.0)		(90)%
Catalysts	—		—		—%
Fine Chemicals	(1.5)		(2.0)		(25)%
Corporate & other	0.2		0.4		*

Total net income attributable to noncontrolling interests	$(1.5)		$(3.6)		(58)%

Segment income (loss):
Polymer Additives	$(11.7)	*	$29.8	12.2%	(139)%
Catalysts	35.7	14.7%	51.7	18.7%	(31)%
Fine Chemicals	8.7	7.2%	21.5	14.6%	(60)%

Total segment income	32.7		103.0		(68)%
Corporate & other	0.6		(12.4)		(105)%
Restructuring charges	—		(3.3)		*
Interest and financing expenses	(6.3)		(10.2)		(38)%
Other (expenses) income, net	(1.1)		2.8		*
Income tax expense	(0.5)		(16.6)		(97)%

Net income attributable to Albemarle Corporation	$25.4		$63.3		(60)%

*	Calculation is not meaningful.

Polymer Additives

Polymer Additives segment net sales for the three-month period ended March 31, 2009 were $123.2 million, down $121.4 million, or 50%, versus the three-month period ended March 31, 2008. This decline is a result of a decrease in volumes primarily in our flame retardants portfolio as a result of the continued weakness in consumer electronics, automotive and construction sectors. Net sales also declined in our stabilizers and curatives product lines primarily due to reduced volumes in our antioxidants. Segment income declined 139%, or $41.5 million, to a loss of $11.7 million due mainly to lower sales volumes as well as lower production volumes which contributed to unfavorable fixed cost absorption for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008.

Catalysts

Catalysts segment net sales for the three-month period ended March 31, 2009 were $242.6 million, a decrease of $33.5 million, or 12%, versus the three-month period ended March 31, 2008. This decrease was due primarily to unfavorable metals impacts on HPC refinery catalysts revenues, foreign currency exchange rates and lower FCC refinery catalysts volumes, and is partially offset by improved pricing in FCC refinery catalysts and Polyolefin catalysts. Segment income decreased 31%, or $16.0 million, to $35.7 million for the three-month period ended March 31, 2009 compared to the same period in 2008, due mainly to unfavorable metals impacts on HPC refinery catalysts.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended March 31, 2009 were $120.8 million, a decrease of $26.7 million, or 18%, versus the three-month period ended March 31, 2008. Segment income for the three-month period ended March 31, 2009 was $8.7 million, down $12.8 million, or 60% from the three-month period ended March 31, 2008. These declines were due mainly to reduced sales and production volumes in our bromine franchise. We tightly managed inventory during the first quarter of 2009 and held operating rates low on our bromine manufacturing assets, contributing to unfavorable profit effects from lower fixed cost absorption.

Corporate and other

For the three-month period ended March 31, 2009, our Corporate and other expenses decreased $13.0 million, or 105%, to income of $0.6 million from the three-month period ended March 31, 2008. This decrease was primarily due to adjustments of $7.8 million associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “selling, general and administrative expenses” in our consolidated statements of income.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. In 2008, we made a $25.0 million voluntary contribution to our U.S. defined benefit pension plans. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our March 2007 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance decreased by $69.4 million to $183.9 million at March 31, 2009 from $253.3 million at December 31, 2008. For the three-month period ended March 31, 2009, we used cash in operating activities of $4.1 million compared to $18.8 million provided by operating activities in the three-month period ended March 31, 2008. This decrease of $22.9 million is primarily due to a decrease in profitability, partially offset by improved working capital management compared to the first quarter of 2008. Cash on hand funded capital expenditures for plant, machinery and equipment of $33.1 million, net repayments of long-term debt of $13.7 million and dividends to shareholders of $11.0 million.

Net current assets decreased $61.9 million to $678.7 million at March 31, 2009 from $740.6 million at December 31, 2008. The decrease in net current assets was due primarily to a decrease in cash and inventory, partially offset by a decrease in accounts payable and accrued expenses.

Capital expenditures for the three-month period ended March 31, 2009 of $33.1 million were used for plant, machinery and equipment improvements. We expect our capital expenditures to be approximately $90 million in 2009 mainly due to increases in plant, machinery and equipment in our Catalysts and Fine Chemicals segments. However, we are closely monitoring our willingness to fund our capital plan in light of the global economic situation and our cash generation as the year progresses. We anticipate that future capital spending will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings including amounts available under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness outstanding from time to time. The senior notes will be effectively subordinated to any of our future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of the principal amount of the senior notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2009, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $495.0 million at March 31, 2009. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 1.01% during the three-month period ended March 31, 2009.

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

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of March 31, 2009, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $891.9 million at March 31, 2009, compared to $906.1 million at December 31, 2008. In addition, at March 31, 2009, we had additional capacity to borrow $174.9 million under our March 2007 credit agreement and $155.5 million under other existing lines of credit.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $36.8 million at March 31, 2009. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	2Q 2009	3Q 2009	4Q 2009	Sub-total 2009	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$16,060	$1,467	$3,115	$20,642	$9,695	$5,240	$5,464	$504,829	$6,013	$353,647
Capital lease obligation	1,652	—	1,700	3,352	3,546	3,750	1,956	—	—	—
Expected interest payments on long-term debt obligations*	7,346	7,281	7,135	21,762	28,991	32,960	32,356	22,631	19,533	8,716
Operating lease obligations (rental)	2,408	2,408	2,408	7,224	7,441	5,284	3,948	2,706	2,457	17,202
Take or pay / throughput agreements**	14,327	14,327	14,326	42,980	17,249	10,839	5,025	4,963	4,657	7,862
Letters of credit and guarantees	10,884	3,131	1,726	15,741	10,493	1,397	720	373	—	8,109
Capital projects	23,770	4,886	1,661	30,317	3,440	986	—	—	—	—
Facility divestiture obligation	1,971	1,971	1,971	5,913	5,256	—	—	—	—	—
Additional investment commitment payments	—	—	45	45	—	—	—	—	—	—

Total	$78,418	$35,471	$34,087	$147,976	$86,111	$60,456	$49,469	$535,502	$32,660	$395,536

*	These amounts are based on a weighted-average interest rate of 1.4% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.1% for our remaining long-term debt obligations and capital lease for 2009. The weighted average rate for years 2010 and thereafter is 2.3% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.6% for our remaining long-term debt obligations and capital lease.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the total expected 2009 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans should approximate $9.0 million. We may choose to make additional pension contributions above this amount. We have made $1.5 million in contributions to our qualified and nonqualified pension plans during the three-month period ended March 31, 2009.

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

At March 31, 2009, we had total additional capacity to borrow in excess of $300 million under our March 2007 credit agreement and other existing lines of credit. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have a solid liquidity position given the current financial market situation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2008 except as noted below.

We had outstanding variable interest rate borrowings at March 31, 2009 of $533.9 million, bearing an average interest rate of 1.10%. A hypothetical 10% change (approximately 11 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.6 million as of March 31, 2009. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At March 31, 2009, there were losses of approximately $1.3 million ($0.8 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

Our natural gas hedge transactions are executed with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas hedge contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At March 31, 2009, there were no natural gas hedge contracts outstanding and none were purchased in the three-month period ended March 31, 2009. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2009:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
January 1, 2009 to January 31, 2009	—	—	—	4,400,000

February 1, 2009 to February 28, 2009	—	—	—	4,400,000

March 1, 2009 to March 31, 2009	—	—	—	4,400,000

Total	—	—	—	4,400,000

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008 after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: May 8, 2009	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)