Form 10-Q
period 2009-06-30
ALBEMARLE CORP
filed 2009-08-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding as of August 1, 2009: 91,548,935

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$445,299	$620,750	$931,890	$1,288,927
Cost of goods sold	335,481	457,769	731,566	958,535

Gross profit	109,818	162,981	200,324	330,392
Selling, general and administrative expenses	51,481	67,598	96,915	131,117
Research and development expenses	14,953	17,593	31,098	34,393
Port de Bouc charges	12,393	—	12,393	—
Restructuring charges	—	—	—	3,278

Operating profit	30,991	77,790	59,918	161,604
Interest and financing expenses	(6,088)	(8,441)	(12,362)	(18,657)
Other income, net	1,276	1,938	145	4,784

Income before income taxes and equity in net income of unconsolidated investments	26,179	71,287	47,701	147,731
Income tax benefit (expense)	7,749	(12,902)	7,224	(29,528)

Income before equity in net income of unconsolidated investments	33,928	58,385	54,925	118,203
Equity in net income of unconsolidated investments (net of tax)	6,204	8,666	12,153	15,694

Net income	40,132	67,051	67,078	133,897
Net income attributable to noncontrolling interests	(1,639)	(5,396)	(3,186)	(8,981)

Net income attributable to Albemarle Corporation	38,493	61,655	63,892	124,916

Basic earnings per share	$0.42	$0.67	$0.70	$1.36

Diluted earnings per share	$0.42	$0.67	$0.70	$1.34

Cash dividends declared per share of common stock	$0.125	$0.12	$0.25	$0.24
Weighted-average common shares outstanding - basic	91,474	91,489	91,427	92,072
Weighted-average common shares outstanding - diluted	92,011	92,564	91,904	93,234

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$172,476	$253,303
Trade accounts receivable, less allowance for doubtful accounts (2009 - $2,107; 2008 - $1,899)	273,386	280,601
Other accounts receivable	29,338	47,157
Inventories	385,916	538,857
Other current assets	51,557	59,005

Total current assets	912,673	1,178,923

Property, plant and equipment, at cost	2,379,310	2,322,996
Less accumulated depreciation and amortization	1,348,181	1,310,648

Net property, plant and equipment	1,031,129	1,012,348
Investments	139,000	121,951
Other assets	134,106	113,717
Goodwill	288,207	278,767
Other intangibles, net of amortization	155,793	167,011

Total assets	$2,660,908	$2,872,717

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126,378	$224,333
Accrued expenses	120,169	170,512
Current portion of long-term debt	26,771	26,202
Dividends payable	10,595	9,675
Income taxes payable	7,979	7,645

Total current liabilities	291,892	438,367

Long-term debt	820,556	906,062
Postretirement benefits	47,905	47,803
Pension benefits	149,250	146,381
Other noncurrent liabilities	120,194	142,783
Deferred income taxes	77,977	74,838
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,539 in 2009 and 90,980 in 2008	915	910
Additional paid-in capital	3,924	—
Accumulated other comprehensive loss	(89,691)	(100,642)
Retained earnings	1,196,402	1,165,503

Total Albemarle Corporation shareholders’ equity	1,111,550	1,065,771

Noncontrolling interests	41,584	50,712

Total equity	1,153,134	1,116,483

Total liabilities and equity	$2,660,908	$2,872,717

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash and cash equivalents at beginning of year	$253,303	$130,551

Cash flows from operating activities:
Net income	67,078	133,897
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	50,404	54,042
Port de Bouc charges	12,393	—
Restructuring charges	—	3,278
Stock-based compensation	(4,279)	10,106
Excess tax benefits realized from stock-based compensation arrangements	(1,120)	(7,688)
Equity in net income of unconsolidated investments	(12,153)	(15,694)
Working capital changes	12,979	(78,900)
Dividends received from unconsolidated investments and nonmarketable securities	5,952	5,308
Pension and postretirement expense	4,693	1,385
Pension and postretirement contributions	(7,341)	(5,876)
Unrealized gain on investments in marketable securities	(1,454)	(78)
Net change in noncurrent income tax payables and receivables	(18,431)	1,220
Net change in noncurrent environmental liabilities	(3,544)	(1,293)
Withholding taxes paid on stock-based compensation award distributions	(4,798)	(10,157)
Deferred income taxes	(6,422)	11,367
Other, net	8,358	(6,437)

Net cash provided from operating activities	102,315	94,480

Cash flows from investing activities:
Capital expenditures	(60,459)	(40,237)
Cash payments related to the Thann facility divestiture	—	(2,556)
Cash payments related to the Port de Bouc facility divestiture	(11,248)	—
Cash payments related to acquisitions	(1,793)	(19,965)
Collection of note receivable from sale of land	—	6,000
Investments in marketable securities	(469)	(2,522)
Investments in other corporate investments	(40)	(49)

Net cash used in investing activities	(74,009)	(59,329)

Cash flows from financing activities:
Repayments of long-term debt	(117,762)	(50,266)
Proceeds from borrowings	32,748	214,612
Dividends paid to shareholders	(21,948)	(20,476)
Purchases of common stock	—	(151,137)
Proceeds from exercise of stock options	2,207	3,931
Excess tax benefits realized from stock-based compensation arrangements	1,120	7,688
Dividends paid to noncontrolling interests	(8,911)	(7,337)
Other	—	(107)

Net cash used in financing activities	(112,546)	(3,092)

Net effect of foreign exchange on cash and cash equivalents	3,413	5,872

(Decrease) increase in cash and cash equivalents	(80,827)	37,931

Cash and cash equivalents at end of period	$172,476	$168,482

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$40,132	$67,051	$67,078	$133,897
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	—	—	1	—
Amortization of realized loss on treasury lock agreements	35	35	72	70
Changes in net loss and prior service cost	(3,040)	(235)	(6,230)	(698)
Foreign currency translation	70,195	3,151	17,108	68,676

Total other comprehensive income, net of tax	67,190	2,951	10,951	68,048

Comprehensive income	107,322	70,002	78,029	201,945

Comprehensive income attributable to noncontrolling interests	(1,639)	(5,396)	(3,186)	(8,981)

Comprehensive income attributable to Albemarle Corporation	$105,683	$64,606	$74,843	$192,964

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of June 30, 2009 and December 31, 2008, and our condensed consolidated results of operations and comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008, and our condensed consolidated cash flows for the six-month periods ended June 30, 2009 and 2008. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or the SEC, on February 27, 2009. The December 31, 2008 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation. We have evaluated subsequent events through August 7, 2009, which is the date we issued the financial statements.

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

3. The three-month and six-month periods ended June 30, 2009 include charges amounting to $12.4 million ($8.2 million after income taxes, or $0.09 per share) that relate to the costs of a final contract settlement arising from our 2008 divestiture of the Port de Bouc, France facility. Future cash payments associated with the settlement should be complete by the end of 2009.

The six-month period ended June 30, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes, or $0.02 per share) that relate to severance costs in conjunction with personnel reductions at our former Richmond, Virginia headquarters and our Singapore sales office.

4. Our consolidated statements of income include the following foreign exchange transaction (losses) gains for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$(1,100)	$(1,448)	$(2,067)	$2,175
Other income, net	954	428	(720)	1,758

Total foreign exchange transaction (losses) gains	$(146)	$(1,020)	$(2,787)	$3,933

5. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.3	0.2	0.4
Impact of foreign operations, net	(21.4)	(15.4)	(20.8)	(14.2)
Increase in valuation allowance	0.3	0.2	0.3	0.1
Depletion	(1.4)	(1.7)	(1.5)	(1.4)
Effect of net income attributable to noncontrolling interests	(0.8)	(0.6)	(0.6)	(0.6)
Revaluation of unrecognized tax benefits/reserve requirements	0.6	0.9	0.6	1.0
Other items, net	2.1	(0.6)	1.2	(0.3)

Effective income tax rate excluding non-recurring items	14.6%	18.1%	14.4%	20.0%
Non-recurring items	(44.2)	—	(29.5)	—

Effective income tax rate	(29.6)%	18.1%	(15.1)%	20.0%

Included in the three-month and six-month periods ended June 30, 2009 are various non-recurring items totaling a net $13.4 million benefit and a net $15.9 million benefit, respectively. The three-month period ended June 30, 2009 includes $9.2 million in one time net benefits due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the current U.S. Internal Revenue Service, or IRS, examination of years 2005 through 2007, and a net $4.2 million benefit related to the charges arising out of our divestiture of the Port de Bouc, France facility. The six-month period ended June 30, 2009 also included $3.7 million of one time benefits due mainly from unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for losses at our Brazilian entity.

During the six-month period ended June 30, 2009, we decreased our unrecognized tax benefit liabilities (which are included in “Other noncurrent liabilities”) to $55.2 million from $77.5 million at December 31, 2008. This decrease of $22.3 million resulted from a $12.6 million reduction related to an issue settled in the current U.S. IRS examination of 2005 through 2007 as well as a $9.7 million reduction mainly for prior year tax positions on transfer pricing (which resulted in reducing the related assets for corresponding benefits included in “Other assets” from $39.9 million at December 31, 2008 to $32.3 million at June 30, 2009).

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years preceding 2005. The IRS has completed a review of our income tax returns through year 2004. During 2008, we received examination notifications from the IRS on tax years 2005 through 2007. We anticipate tax resolutions related to these years in either 2009 or 2010.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years preceding 2002.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, up to approximately $16 million as a result of settlements with taxing authorities and closure of tax statutes.

6. On January 1, 2009, we adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires all prior-period earnings per share data to be adjusted retrospectively, and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. Basic earnings per share decreased $0.01 for the three-month period ended June 30, 2008 as a result of an increase in our basic weighted-average common shares outstanding of approximately 307,000 shares. Diluted weighted-average common shares outstanding increased by approximately 197,000 shares for the three-month period ended June 30, 2008. Basic and diluted weighted-average common shares outstanding increased by approximately 306,000 and 206,000 shares, respectively, for the six-month period ended June 30, 2008. Adoption of FSP EITF 03-6-1 did not impact our reported basic or diluted earnings per share for the three-month and six-month periods ended June 30, 2009. Our basic and diluted weighted-average common shares outstanding increased by approximately 327,000 and 120,000 shares, respectively, for the three-month period ended June 30, 2009. For the six-month period ended June 30, 2009, our basic and diluted weighted-average common shares outstanding increased by approximately 335,000 and 160,000 shares, respectively.

Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2009 and 2008 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$38,493	$61,655	$63,892	$124,916

Denominator:
Weighted-average common shares for basic earnings per share	91,474	91,489	91,427	92,072

Basic earnings per share	$0.42	$0.67	$0.70	$1.36

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$38,493	$61,655	$63,892	$124,916

Denominator:
Weighted-average common shares for basic earnings per share	91,474	91,489	91,427	92,072
Incremental shares under stock compensation plans	537	1,075	477	1,162

Total shares	92,011	92,564	91,904	93,234

Diluted earnings per share	$0.42	$0.67	$0.70	$1.34

7. Cash dividends declared for the three-month period ended June 30, 2009 totaled 12.5 cents per share, and included a dividend of 12.5 cents declared on May 13, 2009 and paid on July 1, 2009. Cash dividends declared for the six-month period ended June 30, 2009 totaled 25.0 cents per share. Cash dividends declared for the three-month period ended June 30, 2008 totaled 12.0 cents per share, and included a dividend of 12.0 cents declared on May 29, 2008 and paid July 1, 2008. Cash dividends declared for the six-month period ended June 30, 2008 totaled 24.0 cents per share.

8. The following table provides a breakdown of inventories at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$277,708	$395,919
Raw materials	60,430	95,617
Stores, supplies and other	47,778	47,321

Total inventories	$385,916	$538,857

9. Long-term debt at June 30, 2009 and December 31, 2008 consists of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Variable-rate domestic bank loans	$424,420	$522,835
Senior notes	324,813	324,796
Fixed rate foreign borrowings	46,638	47,640
Variable-rate foreign bank loans	39,435	23,320
Capital lease obligation	11,386	12,975
Miscellaneous	635	698

Total	847,327	932,264
Less amounts due within one year	26,771	26,202

Total long-term debt	$820,556	$906,062

Maturities of long-term debt are as follows: 2009—$20.4 million; 2010—$12.2 million; 2011—$9.0 million; 2012—$7.4 million; 2013—$459.3 million and 2014 through 2017—$339.0 million.

10. We have the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at June 30, 2009 (in thousands):

Beginning balance at December 31, 2008	$18,970
Changes in estimates	(2,302)
Payments	(913)
Foreign exchange	(6)

Ending balance at June 30, 2009	$15,749

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $18 million before income taxes.

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

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, SC. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on our results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net sales:
Polymer Additives	$172,720	$260,508	$295,920	$505,098
Catalysts	168,603	208,386	411,190	484,483
Fine Chemicals	103,976	151,856	224,780	299,346

Total net sales	$445,299	$620,750	$931,890	$1,288,927

Segment operating profit:
Polymer Additives	$15,882	$27,363	$4,319	$57,632
Catalysts	31,708	35,520	61,469	81,676
Fine Chemicals	5,760	27,673	16,043	51,153

Subtotal	$53,350	$90,556	$81,831	$190,461

Equity in net income (loss) of unconsolidated investments:
Polymer Additives	$222	$1,205	$270	$2,677
Catalysts	6,009	7,488	11,937	13,054
Fine Chemicals	—	—	—	—
Corporate & other	(27)	(27)	(54)	(37)

Total equity in net income of unconsolidated investments	$6,204	$8,666	$12,153	$15,694

Net (income) loss attributable to noncontrolling interests:
Polymer Additives	$(1,440)	$(2,116)	$(1,655)	$(4,105)
Catalysts	—	—	—	—
Fine Chemicals	(605)	(3,223)	(2,158)	(5,158)
Corporate & other	406	(57)	627	282

Total net income attributable to noncontrolling interests	$(1,639)	$(5,396)	$(3,186)	$(8,981)

Segment income:
Polymer Additives	$14,664	$26,452	$2,934	$56,204
Catalysts	37,717	43,008	73,406	94,730
Fine Chemicals	5,155	24,450	13,885	45,995

Total segment income	57,536	93,910	90,225	196,929
Corporate & other (1)	(9,587)	(12,850)	(8,947)	(25,334)
Port de Bouc charges	(12,393)	—	(12,393)	—
Restructuring charges	—	—	—	(3,278)
Interest and financing expenses	(6,088)	(8,441)	(12,362)	(18,657)
Other income, net	1,276	1,938	145	4,784
Income tax benefit (expense)	7,749	(12,902)	7,224	(29,528)

Net income attributable to Albemarle Corporation	$38,493	$61,655	$63,892	$124,916

(1)

Corporate and other charges for the six-month period ended June 30, 2009 includes $7.8 million in adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income.

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

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our legal counsel. We also maintain insurance to mitigate certain of these risks. See Note 10 above.

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,305	$3,435	$5,147	$6,302
Interest cost	8,258	7,941	16,318	15,875
Expected return of assets	(10,540)	(10,430)	(21,166)	(20,992)
Plan curtailment	—	(172)	—	(172)
Net transition asset	(2)	(3)	(5)	(5)
Prior service benefit	(246)	(250)	(493)	(506)
Net loss	3,206	2,057	6,312	3,914

Total net periodic pension benefit cost	$2,981	$2,578	$6,113	$4,416

We have made $4.2 and $5.7 million in contributions to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$126	$102	$219	$223
Interest cost	937	792	1,884	1,655
Expected return of assets	(142)	(143)	(286)	(286)
Prior service benefit	(1,892)	(2,400)	(3,785)	(4,799)
Net loss	287	62	548	176

Total net periodic postretirement benefit credit	$(684)	$(1,587)	$(1,420)	$(3,031)

We paid approximately $0.6 and $1.6 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2009, respectively.

14. We have the following recorded workforce reduction liabilities included in “Accrued expenses” at June 30, 2009 (in thousands):

Beginning balance at December 31, 2008	$20,276
Payments	(16,630)
Foreign exchange and other	(277)

Ending balance at June 30, 2009	$3,369

During the three-month and six-month periods ended June 30, 2009, we made payments as a result of restructuring charges recorded during the year ended December 31, 2008. The majority of the payments under this restructuring plan are expected to occur in 2009.

15. Fair Value of Financial Instruments

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets, with the exceptions of the senior notes which we sold on January 20, 2005 and foreign currency denominated debt at Jordan Bromine Company, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	June 30, 2009		December 31, 2008
	Recorded Amount	Fair value	Recorded Amount	Fair Value
	(In thousands)
Current portion of long-term debt	$26,771	$26,690	$26,202	$26,377
Long-term debt	$820,556	$781,379	$906,062	$856,520

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At June 30, 2009 and December 31, 2008, the fair value of the forward contracts represented minimal net positions on our consolidated balance sheets.

16. Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS No. 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, rendering it effective for us beginning in 2010. We do not expect the provisions of SFAS No. 167 to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 168, which establishes the FASB Accounting Standards Codification™, or Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and it is not expected to result in a change in our accounting practice. We expect to conform our consolidated financial statements and related notes thereto to the new Codification for the quarter ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2008. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 26.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	deterioration in economic and business conditions;

•	future financial and operating performance of our major customers and industries served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our inability to pass through such increases;

•	performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and increased government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	changes in accounting standards;

•	the inability to achieve results from our global cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

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

Second Quarter 2009

During the second quarter of 2009:

•	quarterly net sales of $445.3 million and earnings (net income attributable to Albemarle Corporation) of $38.5 million, or $0.42 per share

•

pre-tax charge of $12.4 million ($8.2 million after income taxes, or $0.09 per share) related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility

•	one time benefit of $9.2 million, or $0.10 per share, due mainly from a tax issue settlement for the years 2005 through 2007 with the United States Internal Revenue Service

•	sequential improvement from first quarter 2009 in Polymer Additives segment income

•	record Catalysts segment income margin of 22%

•	solid progress on cost reduction initiatives

•	net repayments of long-term debt of over $70 million

Outlook

While it is difficult to see signs of a significant end-market recovery, we are experiencing positive trends in several market segments. Our initiatives to improve productivity and to reduce operating costs along with the potential for a slowly improving business climate and some further raw material and energy price declines should result in improving performance in the second half of 2009 with a stronger balance sheet at year end versus the beginning of this year.

Polymer Additives: While early signs of end-market recovery are evident, we expect continued demand softness in the consumer electronics, automotive and construction sectors to impact volumes and profitability of our Polymer Additives segment. Although we are taking steps to restructure our operations and reduce costs, we expect challenges in this business to continue until historical demand levels return and our production rates improve. In the longer term, the increasing standard of living around the globe should drive higher demand for electrical and electronic equipment and new construction, and the potential for increasingly stringent fire-safety regulations and global climate initiatives should increase the need for insulation materials.

We are continuing to increase our presence in China as we build a foundation for expanding our business in Asia. Expansion of our now wholly owned antioxidants facility in Shanghai is expected to come on-line in 2010.

New product development momentum continues in our Polymer Additives segment. The trend in some electronic components toward halogen-free flame retardants, while challenging our legacy products, also creates numerous development opportunities with our diverse customer base. We plan to begin commercializing sales of a new halogen-free product in one of our key-growth markets and have several others in various stages of development. We also plan to commercialize a new polyurea curative, which offers greater cure speed flexibility and therefore we believe will expand and increase performance and use.

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

With continuing global demand for oil and consumer fuel and tightening fuel quality regulations, we believe refiners in the longer term will process more sour crudes, which should require additional HPC catalysts to remove the metals and impurities, further driving demand for these catalysts. We must also continue to successfully pass through metals costs and ensure optimal inventory levels in periods of declining metals prices.

Our focus in FCC catalysts is on improving margins to support the value these products bring to the market. We believe there remains room for further margin improvement, and that in order to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners processing increasingly heavy crudes. We have seen incremental margin increases, although we continue to face raw material cost pressures related to imported rare earths and transportation costs. We believe, however, that our price increases should offset increasing raw material costs, but there is no guarantee that will occur.

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

Fine Chemicals: In our performance chemicals sector, the continuing economic challenges have impacted our bromine franchise in oil completion fluids and bromine consumption. While we expect to increase production in the second half of the year, the rates are still below normal and therefore we expect continued negative impacts from unabsorbed fixed costs. Our fine chemistry services business continues to benefit from the continued rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. Our long-term strategic areas of focus in our Fine Chemicals segment are to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business.

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

Corporate and Other: We are continuing our focus on reducing working capital and maximizing cash generation. In addition, we will continue to focus on tax efficiency; however, incremental income is more likely to be earned in locales with higher incremental rates. We believe our global effective tax rate will approximate 14% this year, but will vary based on the locales in which incremental income is actually earned. We increased our quarterly dividend by 4% in 2009 to $0.125 per share. Under our existing share repurchase program, we have the ability to periodically repurchase shares in 2009. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

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

Second Quarter 2009 Compared with Second Quarter 2008

Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2009	2008	2009 vs. 2008
	(In millions, except percentages and per share amounts)
NET SALES	$445.3	$620.8	(28)%
Cost of goods sold	335.5	457.8	(27)%

GROSS PROFIT	109.8	163.0	(33)%
GROSS PROFIT MARGIN	24.7%	26.3%
Selling, general and administrative expenses	51.5	67.6	(24)%
Research and development expenses	14.9	17.6	(15)%
Port de Bouc charges	12.4	—	*

OPERATING PROFIT	31.0	77.8	(60)%
OPERATING PROFIT MARGIN	7.0%	12.5%
Interest and financing expenses	(6.1)	(8.4)	(27)%
Other income, net	1.3	1.9	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	26.2	71.3	(63)%
Income tax benefit (expense)	7.7	(12.9)	*
Effective tax rate	(29.6)%	18.1%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	33.9	58.4	(42)%
Equity in net income of unconsolidated investments (net of tax)	6.2	8.7	(29)%

NET INCOME	40.1	67.1	(40)%
Net income attributable to noncontrolling interests	(1.6)	(5.4)	(70)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$38.5	$61.7	(38)%

PERCENTAGE OF NET SALES	8.6%	9.9%

Basic earnings per share	$0.42	$0.67	(37)%

Diluted earnings per share	$0.42	$0.67	(37)%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended June 30, 2009, we recorded net sales of $445.3 million, a 28% decrease compared to net sales of $620.8 million for the three-month period ended June 30, 2008. This decrease was due primarily to a decline in volumes in all segments. Volumes had a negative impact on sales of 22%, while price and product mix and foreign currency changes caused a combined 6% decrease compared to the same period last year.

Polymer Additives net sales decreased $87.8 million, or 34%, for the three-month period ended June 30, 2009 compared to the same period in 2008, with volumes contributing 28% of the decrease, foreign currency impacts of 4% and price and product mix impacts of 2%. Catalysts net sales decreased $39.8 million, or 19%, compared to the same period last year due mainly to a decrease in volumes contributing 10%, price and mix impacts of 6% and foreign currency impacts of 3%. Fine Chemicals net sales decreased $47.9 million, or 32%, compared to the same period last year primarily due to volumes contributing 28% of the decrease, foreign currency impacts of 3% and price and product mix impacts of 1%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended June 30, 2009, our gross profit decreased $53.2 million, or 33%, to $109.8 million from the corresponding 2008 period due mainly to volume declines, unfavorable production rate impacts on cost in our bromine franchise and high cost metals impacts on HPC refinery catalysts. During the three-month period ended June 30, 2009, we continued to operate our manufacturing facilities at reduced production rates to control inventory levels, contributing to unfavorable profit effects from lower fixed cost absorption. Overall, these factors contributed to our decline in gross profit margin for the three-month period ended June 30, 2009 to 24.7% from 26.3% for the corresponding period in 2008.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2009, our selling, general and administrative, or SG&A, expenses decreased $16.1 million, or 24%, from the three-month period ended June 30, 2008. This decrease was primarily due to a reduction in personnel costs and discretionary spending as a result of our recent cost saving actions. As a percentage of net sales, SG&A expenses were 11.6% for the three-month period ended June 30, 2009 compared to 10.9% for the corresponding period in 2008.

Research and Development Expenses

For the three-month period ended June 30, 2009, our research and development, or R&D, expenses decreased $2.7 million, or 15%, from the three-month period ended June 30, 2008. This decrease was primarily due to a reduction in personnel costs. As a percentage of net sales, R&D expenses were 3.3% for the three-month period ended June 30, 2009 compared to 2.8% for the corresponding period in 2008.

Port de Bouc Charges

The three-month period ended June 30, 2009 includes charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2009 decreased $2.3 million to $6.1 million from the corresponding 2008 period due to lower average interest rates.

Other Income, Net

Other income, net for the three-month period ended June 30, 2009 decreased $0.6 million from the corresponding 2008 period due primarily to a decrease in interest income as a result of lower average interest rates.

Income Tax Benefit (Expense)

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended June 30, 2009, our effective income tax rate was (29.6)% as compared to 18.1% for the three-month period ended June 30, 2008. The effective income tax rate for the three-month period ended June 30, 2009 was impacted by various non-recurring items totaling a net benefit of $13.4 million. Included in this amount is a net $9.2 million benefit due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the current United States, or U.S., Internal Revenue Service, or IRS, examination of years 2005 through 2007, and a net $4.2 million benefit related to the charges arising out of our divestiture of the Port de Bouc, France facility. Based on our current level and location of income, we anticipate that our effective tax rate for 2009 will approximate 14%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended June 30, 2009 and 2008 are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.3
Impact of foreign operations, net	(21.4)	(15.4)
Increase in valuation allowance	0.3	0.2
Depletion	(1.4)	(1.7)
Effect of net income attributable to noncontrolling interests	(0.8)	(0.6)
Revaluation of unrecognized tax benefits/reserve requirements	0.6	0.9
Other items, net	2.1	(0.6)

Effective income tax rate excluding non-recurring items	14.6%	18.1%
Non-recurring items	(44.2)	—

Effective income tax rate	(29.6)%	18.1%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $6.2 million for the three-month period ended June 30, 2009 compared to $8.7 million in the same period last year. This decrease of $2.5 million is due primarily to lower equity earnings from our Catalysts segment joint venture, Nippon Ketjen Company Limited, as a result of unfavorable material input costs as well lower equity earnings from our Magnifin joint venture in our Polymer Additives segment due to decreased volumes in the automotive sector. These earnings declines are partially offset by increased equity earnings from our Catalysts segment joint venture, Fábrica Carioca de Catalisadores S.A, or FCC SA, as a result of improved pricing.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended June 30, 2009, net income attributable to noncontrolling interests was $1.6 million compared to $5.4 million in the same period last year. This decrease of $3.8 million is due primarily to lower earnings of Jordan Bromine Company Limited as a result of a decline in bromine volumes.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $38.5 million in the three-month period ended June 30, 2009, from $61.7 million in the three-month period ended June 30, 2008, primarily due to volume declines and unfavorable fixed cost absorption across our businesses, high cost metals impacts on HPC refinery catalysts, and Port de Bouc related charges of $12.4 million. These impacts were partially offset by SG&A reductions as a result of our recent cost saving actions and various non-recurring tax items.

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

	Three Months Ended June 30,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008
	(In millions, except percentages)
Net sales:
Polymer Additives	$172.7	38.8%	$260.5	41.9%	(34)%
Catalysts	168.6	37.9%	208.4	33.6%	(19)%
Fine Chemicals	104.0	23.3%	151.9	24.5%	(32)%

Total net sales	$445.3	100.0%	$620.8	100.0%	(28)%

Segment operating profit:
Polymer Additives	$15.9	9.2%	$27.4	10.5%	(42)%
Catalysts	31.7	18.8%	35.5	17.0%	(11)%
Fine Chemicals	5.7	5.5%	27.7	18.2%	(79)%

Subtotal	$53.3		$90.6		(41)%

Equity in net income of unconsolidated investments:
Polymer Additives	$0.2		$1.2		(83)%
Catalysts	6.0		7.5		(20)%
Fine Chemicals	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	$6.2		$8.7		(29)%

Net (income) loss attributable to noncontrolling interests:
Polymer Additives	$(1.4)		$(2.1)		(33)%
Catalysts	—		—		—%
Fine Chemicals	(0.6)		(3.3)		(82)%
Corporate & other	0.4		—		*

Total net income attributable to noncontrolling interests	$(1.6)		$(5.4)		(70)%

Segment income:
Polymer Additives	$14.7	8.5%	$26.5	10.2%	(45)%
Catalysts	37.7	22.4%	43.0	20.6%	(12)%
Fine Chemicals	5.1	4.9%	24.4	16.1%	(79)%

Total segment income	57.5		93.9		(39)%
Corporate & other	(9.5)		(12.8)		(26)%
Port de Bouc charges	(12.4)		—		*
Interest and financing expenses	(6.1)		(8.4)		(27)%
Other income, net	1.3		1.9		*
Income tax benefit (expense)	7.7		(12.9)		*

Net income attributable to Albemarle Corporation	$38.5		$61.7		(38)%

*	Calculation is not meaningful.

Polymer Additives

Polymer Additives segment net sales for the three-month period ended June 30, 2009 were $172.7 million, down $87.8 million, or 34%, versus the three-month period ended June 30, 2008. This decline is a result of a decrease in volumes primarily in our flame retardants portfolio as a result of the continued softness in the consumer electronics, automotive and construction sectors. Net sales also declined in our stabilizers and curatives product lines primarily due to reduced volumes in antioxidants. Segment income was down 45%, or $11.8 million, to $14.7 million due mainly to lower sales volumes as well as lower production volumes which contributed to unfavorable fixed cost absorption for the three-month period ended June 30, 2009, as compared to the same period in 2008.

Catalysts

Catalysts segment net sales for the three-month period ended June 30, 2009 were $168.6 million, a decrease of $39.8 million, or 19%, versus the three-month period ended June 30, 2008. This decrease was due primarily to unfavorable metals impacts on HPC refinery catalysts revenues, foreign currency exchange rates and lower FCC refinery catalysts volumes, partially offset by improved pricing in FCC refinery catalysts and polyolefin catalysts. Segment income decreased 12%, or $5.3 million, to $37.7 million for the three-month period ended June 30, 2009 compared to the same period in 2008, due mainly to unfavorable metals impacts on HPC refinery catalysts, which were partially offset by strong profits from our polyolefin catalysts business.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended June 30, 2009 were $104.0 million, a decrease of $47.9 million, or 32%, versus the three-month period ended June 30, 2008. Segment income for the three-month period ended June 30, 2009 was $5.1 million, down $19.3 million, or 79%, from the three-month period ended June 30, 2008. These declines were due mainly to reduced sales and production volumes in the segment as well as product mix in fine chemistry services.

Corporate and other

For the three-month period ended June 30, 2009, our Corporate and other expenses decreased $3.3 million, or 26%, to $9.5 million from the three-month period ended June 30, 2008. This decrease was primarily due to reductions in certain employee benefit expenses.

Six-Months 2009 Compared with Six-Months 2008

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2009	2008	2009 vs. 2008
	(In millions, except percentages and per share amounts)
NET SALES	$931.9	$1,288.9	(28)%
Cost of goods sold	731.6	958.5	(24)%

GROSS PROFIT	200.3	330.4	(39)%
GROSS PROFIT MARGIN	21.5%	25.6%
Selling, general and administrative expenses	96.9	131.1	(26)%
Research and development expenses	31.1	34.4	(10)%
Port de Bouc charges	12.4	—	*
Restructuring charges	—	3.3	*

OPERATING PROFIT	59.9	161.6	(63)%
OPERATING PROFIT MARGIN	6.4%	12.5%
Interest and financing expenses	(12.4)	(18.7)	(34)%
Other income, net	0.2	4.8	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	47.7	147.7	(68)%
Income tax benefit (expense)	7.2	(29.5)	*
Effective tax rate	(15.1)%	20.0%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	54.9	118.2	(54)%
Equity in net income of unconsolidated investments (net of tax)	12.2	15.7	(22)%

NET INCOME	67.1	133.9	(50)%
Net income attributable to noncontrolling interests	(3.2)	(9.0)	(64)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$63.9	$124.9	(49)%

PERCENTAGE OF NET SALES	6.9%	9.7%

Basic earnings per share	$0.70	$1.36	(49)%

Diluted earnings per share	$0.70	$1.34	(48)%

*	Calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2009, we recorded net sales of $931.9 million, a 28% decrease compared to net sales of $1,288.9 million for the six-month period ended June 30, 2008. This decrease was due primarily to a decline in volumes in all segments. Volumes had a negative impact on sales of 25% and foreign currency changes caused a 3% decrease compared to the same period last year.

Polymer Additives net sales decreased $209.2 million, or 41%, for the six-month period ended June 30, 2009, compared to the same period in 2008, as a result of volumes contributing 38% of the decrease and foreign currency impacts of 3%. Catalysts net sales decreased $73.3 million, or 15%, compared to the same period last year due mainly to a decrease in volumes contributing 11%, foreign currency impacts of 3% and price and product mix impacts of 1%. Fine Chemicals net sales decreased $74.5 million, or 25%, compared to the same period last year as a result of a decrease in volumes. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the six-month period ended June 30, 2009, our gross profit decreased $130.1 million, or 39%, to $200.3 million from the corresponding 2008 period, due mainly to volume declines, unfavorable production rate impacts on cost in our bromine franchise and high cost metals impacts on HPC refinery catalysts. During the six-month period ended June 30, 2009, we operated our manufacturing facilities at reduced rates to control inventory levels, contributing to unfavorable profit effects from lower fixed cost absorption. These factors contributed to our decline in gross profit margin for the six-month period ended June 30, 2009 to 21.5% from 25.6% for the corresponding period in 2008.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2009, our SG&A expenses decreased $34.2 million, or 26%, from the six-month period ended June 30, 2008. This decrease was primarily due to first quarter 2009 adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals and a reduction in personnel costs and discretionary spending resulting from our recent cost saving actions. As a percentage of net sales, SG&A expenses were 10.4% for the six-month period ended June 30, 2009 compared to 10.2% for the corresponding period in 2008.

Research and Development Expenses

For the six-month period ended June 30, 2009, our R&D expenses decreased $3.3 million, or 10%, from the six-month period ended June 30, 2008. As a percentage of net sales, R&D expenses were 3.3% for the six-month period ended June 30, 2009 compared to 2.7% for the corresponding period in 2008.

Port de Bouc Charges

The six-month period ended June 30, 2009 includes charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility.

Restructuring Charges

The six-month period ended June 30, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes) that related to severance costs in conjunction with personnel reductions at our former Richmond, Virginia headquarters and our Singapore sales office.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2009 decreased $6.3 million to $12.4 million from the corresponding 2008 period primarily due to lower average interest rates.

Other Income, Net

Other income, net for the six-month period ended June 30, 2009 decreased $4.6 million from the corresponding 2008 period due primarily to an increase in foreign currency exchange losses and a decrease in interest income as a result of lower average interest rates.

Income Tax Benefit (Expense)

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the six-month period ended June 30, 2009, our effective income tax rate was (15.1)% as compared to 20.0% for the six-month period ended June 30, 2008. The effective income tax rate for the six-month period ended June 30, 2009 was impacted by various non-recurring items totaling a net benefit of $15.9 million. Included in this amount is a net $9.2 million benefit due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the current U.S. IRS examination of years 2005 through 2007 and a net $4.2 million benefit related to the charges arising out of our divestiture of the Port de Bouc, France facility. Also included is a $3.7 million benefit due mainly from unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for losses at our Brazilian entity. Based on our current level and location of income, we anticipate that our effective tax rate for 2009 will approximate 14%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the six-month periods ended June 30, 2009 and 2008 are as follows:

	% of Income Before Income Taxes
	Six Months Ended June 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.4
Impact of foreign operations, net	(20.8)	(14.2)
Increase in valuation allowance	0.3	0.1
Depletion	(1.5)	(1.4)
Effect of net income attributable to noncontrolling interests	(0.6)	(0.6)
Revaluation of unrecognized tax benefits/reserve requirements	0.6	1.0
Other items, net	1.2	(0.3)

Effective income tax rate excluding non-recurring items	14.4%	20.0%
Non-recurring items	(29.5)	—

Effective income tax rate	(15.1)%	20.0%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $12.2 million for the six-month period ended June 30, 2009 compared to $15.7 million in the same period last year. This decrease of $3.5 million is due primarily to lower equity earnings from our Magnifin joint venture in our Polymer Additives segment due to decreased volumes in the automotive sector as well as lower overall equity earnings from our various Catalysts segment joint ventures.

Net Income Attributable to Noncontrolling Interests

For the six-month period ended June 30, 2009, net income attributable to noncontrolling interests was $3.2 million compared to $9.0 million in the same period last year. This decrease of $5.8 million is due primarily to lower earnings of Jordan Bromine Company Limited as a result of a decline in bromine volumes as well as lower earnings of Stannica LLC as a result of a decline in volume due to demand softness in the construction sector.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $63.9 million in the six-month period ended June 30, 2009 from $124.9 million in the six-month period ended June 30, 2008 primarily due to volume declines and unfavorable fixed cost absorption across our businesses, high cost metals impacts on HPC refinery catalysts, and Port de Bouc related charges of $12.4 million. These impacts were partially offset by SG&A reductions as a result of our recent cost saving actions, a decline in interest and financing expenses, and various non-recurring tax items.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008
	(In millions, except percentages)
Net sales:
Polymer Additives	$295.9	31.8%	$505.1	39.2%	(41)%
Catalysts	411.2	44.1%	484.5	37.6%	(15)%
Fine Chemicals	224.8	24.1%	299.3	23.2%	(25)%

Total net sales	$931.9	100.0%	$1,288.9	100.0%	(28)%

Segment operating profit:
Polymer Additives	$4.3	1.5%	$57.6	11.4%	(93)%
Catalysts	61.5	15.0%	81.7	16.9%	(25)%
Fine Chemicals	16.0	7.1%	51.2	17.1%	(69)%

Subtotal	$81.8		$190.5		(57)%

Equity in net income of unconsolidated investments:
Polymer Additives	$0.3		$2.7		(89)%
Catalysts	11.9		13.0		(8)%
Fine Chemicals	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	$12.2		$15.7		(22)%

Net (income) loss attributable to noncontrolling interests:
Polymer Additives	$(1.7)		$(4.1)		(59)%
Catalysts	—		—		—%
Fine Chemicals	(2.1)		(5.2)		(60)%
Corporate & other	0.6		0.3		*

Total net income attributable to noncontrolling interests	$(3.2)		$(9.0)		(64)%

Segment income:
Polymer Additives	$2.9	1.0%	$56.2	11.1%	(95)%
Catalysts	73.4	17.9%	94.7	19.5%	(22)%
Fine Chemicals	13.9	6.2%	46.0	15.4%	(70)%

Total segment income	90.2		196.9		(54)%
Corporate & other	(8.9)		(25.3)		(65)%
Port de Bouc charges	(12.4)		—		*
Restructuring charges	—		(3.3)		*
Interest and financing expenses	(12.4)		(18.7)		(34)%
Other income, net	0.2		4.8		*
Income tax benefit (expense)	7.2		(29.5)		*

Net income attributable to Albemarle Corporation	$63.9		$124.9		(49)%

*	Calculation is not meaningful.

Polymer Additives

Polymer Additives segment net sales for the six-month period ended June 30, 2009 were $295.9 million, down $209.2 million, or 41%, versus the six-month period ended June 30, 2008. This decline is a result of a decrease in volumes primarily in our flame retardants portfolio as a result of the continued softness in the consumer electronics, automotive and construction sectors. Net sales also declined in our stabilizers and curatives product lines primarily due to reduced volumes in antioxidants. Segment income declined 95%, or $53.3 million, to $2.9 million due mainly to lower sales volumes as well as lower production volumes which contributed to unfavorable fixed cost absorption for the six-month period ended June 30, 2009, as compared to the six-month period ended June 30, 2008.

Catalysts

Catalysts segment net sales for the six-month period ended June 30, 2009 were $411.2 million, a decrease of $73.3 million, or 15%, versus the six-month period ended June 30, 2008. This decrease was due primarily to unfavorable metals impacts on HPC refinery catalysts revenues, foreign currency exchange rates and lower FCC refinery catalysts volumes, and is partially offset by improved pricing in FCC refinery catalysts and Polyolefin catalysts. Segment income decreased 22%, or $21.3 million, to $73.4 million for the six-month period ended June 30, 2009 compared to the same period in 2008, due mainly to unfavorable metals impacts on HPC refinery catalysts.

Fine Chemicals

Fine Chemicals segment net sales for the six-month period ended June 30, 2009 were $224.8 million, a decrease of $74.5 million, or 25%, versus the six-month period ended June 30, 2008. Segment income for the six-month period ended June 30, 2009 was $13.9 million, down $32.1 million, or 70%, from the six-month period ended June 30, 2008. These declines were due mainly to reduced sales and production volumes in the segment as well as product mix in fine chemistry services.

Corporate and other

For the six-month period ended June 30, 2009, our Corporate and other expenses decreased $16.4 million, or 65%, to $8.9 million from the six-month period ended June 30, 2008. This decrease was primarily due to first quarter 2009 adjustments of $7.8 million associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income. In addition, the six-month period ended June 30, 2009 includes further cost savings associated with certain employee benefit expenses.

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

We are continuing our program to improve working capital efficiency and metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our March 2007 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance decreased by $80.8 million to $172.5 million at June 30, 2009 from $253.3 million at December 31, 2008. For the six-month period ended June 30, 2009, our operations provided $102.3 million of cash compared to $94.5 million in the six-month period ended June 30, 2008. This increase of $7.8 million is due mainly to improved working capital management, partially offset by a decrease in profitability. Cash on hand and cash flow from operations funded capital expenditures for plant, machinery and equipment of $60.5 million, net repayments of long-term debt of $85.0 million and dividends to shareholders of $21.9 million.

Net current assets decreased $119.8 million to $620.8 million at June 30, 2009 from $740.6 million at December 31, 2008. The decrease in net current assets was due primarily to a decrease in cash and inventory, partially offset by a decrease in accounts payable and accrued expenses.

Capital expenditures of $60.5 million for the six-month period ended June 30, 2009 were associated with plant, machinery and equipment improvements. We expect our capital expenditures to be approximately $90 million in 2009 mainly due to increases in plant, machinery and equipment in our Catalysts and Fine Chemicals segments. However, we are closely monitoring our capital spending in light of the global economic situation and our cash generation as the year progresses. We anticipate that future capital expenditures will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings including amounts available under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of June 30, 2009, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $395.0 million at June 30, 2009. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 0.69% during the three-month period ended June 30, 2009.

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

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of June 30, 2009, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $820.6 million at June 30, 2009, compared to $906.1 million at December 31, 2008. In addition, at June 30, 2009, we had the ability to borrow $280.0 million under our March 2007 credit agreement and $149.7 million under other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $30.2 million at June 30, 2009. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	3Q 2009	4Q 2009	Sub-total 2009	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$13,762	$4,794	$18,556	$8,527	$5,133	$5,413	$459,317	$6,022	$332,973
Capital lease obligation	—	1,767	1,767	3,687	3,899	2,033	—	—	—
Expected interest payments on long-term debt obligations*	5,423	6,899	12,322	26,837	28,624	30,297	23,354	20,579	2,862
Operating lease obligations (rental)	2,347	2,347	4,694	7,596	5,421	3,893	2,521	2,261	15,830
Take or pay / throughput agreements**	17,734	17,735	35,469	24,406	10,218	4,400	4,334	4,024	7,058
Letters of credit and guarantees	6,179	5,322	11,501	12,269	2,416	771	534	—	2,665
Capital projects	17,200	3,747	20,947	3,577	1,056	—	—	—	—
Facility divestiture obligation	—	5,645	5,645	—	—	—	—	—	—
Additional investment commitment payments	—	45	45	—	—	—	—	—	—

Total	$62,645	$48,301	$110,946	$86,899	$56,767	$46,807	$490,060	$32,886	$361,388

*	These amounts are based on a weighted-average interest rate of 0.7% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.1% for our remaining long-term debt obligations and capital lease for 2009. The weighted average interest rate for years 2010 and thereafter is 1.9% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.6% for our remaining long-term debt obligations and capital lease.

**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the total expected 2009 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans should approximate $10.0 million. We may choose to make additional pension contributions above this amount. We have made $4.2 million and $5.7 million in contributions to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2009, respectively.

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

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them to not honor their contractual credit commitments or to not renew their extensions of credit or provide new sources of credit. In recent quarters, the capital markets have become increasingly volatile as a result of adverse conditions that have caused the consolidation, failure and near failure of a number of large financial services companies. If the capital markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with borrowings. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. While we believe that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital markets, there can be no certainty that our liquidity will not be negatively impacted. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of the current financial, economic, and capital market conditions and uncertainty.

At June 30, 2009, we had the ability to borrow in excess of $400 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have a solid liquidity position given the current financial market situation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2008 except as noted below.

We had outstanding variable interest rate borrowings at June 30, 2009 of $463.9 million, bearing an average interest rate of 0.69%. A hypothetical 10% change (approximately 7 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of June 30, 2009. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of a minimal amount at June 30, 2009. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in select foreign currency exchange rates from their levels as of June 30, 2009, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we have hedging contracts against would result in an increase of $0.7 million in the fair value of our foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of $0.8 million in the fair value of our foreign currency exchange hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2009, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of the senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the senior notes’ interest expense. At June 30, 2009, there were losses of approximately $1.2 million ($0.8 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

We also enter into natural gas hedge transactions from time to time with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas hedge contracts qualify as cash flow hedges and are marked to market. The unrealized gains and losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At June 30, 2009, there were no natural gas hedge contracts outstanding and none were purchased in the three-month period ended June 30, 2009. Additionally, any unrealized gains and losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but generally do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our general counsel. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 10 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2009:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
April 1, 2009 to April 30, 2009	—	—	—	4,400,000
May 1, 2009 to May 31, 2009	—	—	—	4,400,000
June 1, 2009 to June 30, 2009	—	—	—	4,400,000

Total	—	—	—	4,400,000

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008 after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of our shareholders was held on May 13, 2009. As of the record date for the annual meeting, there were 91,396,166 shares of common stock outstanding and entitled to vote, of which 80,891,973 were represented in person or by proxy at the annual meeting. The voting shareholders elected the directors named in our Proxy Statement sent to shareholders in connection with the annual meeting with the following affirmative votes and votes withheld:

Director	Affirmative Votes	Withheld Votes
Mark C. Rohr	66,541,313	14,350,660
J. Alfred Broaddus, Jr.	67,142,056	13,749,917
R. William Ide III	51,803,311	29,088,662
Richard L. Morrill	51,789,476	29,102,497
Jim W. Nokes	79,534,588	1,357,385
John Sherman, Jr.	51,821,738	29,070,235
Charles E. Stewart	51,837,205	29,054,768
Harriett Tee Taggart	67,505,423	13,386,550
Anne Marie Whittemore	51,837,590	29,054,383

At the same meeting, our shareholders approved the amendment to the Albemarle Corporation 2008 Incentive Plan. Votes cast with respect to the approval of the amendment were as follows:

Votes for	72,537,941
Votes against	1,984,972
Votes abstain	517,788
Broker non-votes	5,851,272

Total	80,891,973

In addition, shareholders ratified the appointment of our independent registered public accounting firm. Votes cast with respect to the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, were as follows:

Votes for	80,724,698
Votes against	135,175
Votes abstain	32,100

Total	80,891,973

There were no broker non-votes with respect to the election of directors or the ratification of our independent registered public accounting firm.

Item 6.	Exhibits.

(a) Exhibits

10.36	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

Date: August 7, 2009	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr.
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)