Form 10-Q
period 2009-09-30
ALBEMARLE CORP
filed 2009-11-06
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009

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

Number of shares of common stock, $.01 par value, outstanding as of November 1, 2009: 91,680,006

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$515,276	$660,463	$1,447,166	$1,949,390
Cost of goods sold	381,197	506,280	1,112,763	1,464,815

Gross profit	134,079	154,183	334,403	484,575
Selling, general and administrative expenses	56,171	59,899	153,086	191,016
Research and development expenses	14,983	17,392	46,081	51,785
Port de Bouc charges	—	—	12,393	—
Restructuring charges	—	—	—	3,278

Operating profit	62,925	76,892	122,843	238,496
Interest and financing expenses	(6,199)	(9,815)	(18,561)	(28,472)
Other income (expenses), net	343	(2,718)	488	2,066

Income before income taxes and equity in net income of unconsolidated investments	57,069	64,359	104,770	212,090
Income tax (expense) benefit	(5,549)	(9,878)	1,675	(39,406)

Income before equity in net income of unconsolidated investments	51,520	54,481	106,445	172,684
Equity in net income of unconsolidated investments (net of tax)	5,809	6,281	17,962	21,975

Net income	57,329	60,762	124,407	194,659
Net income attributable to noncontrolling interests	(5,198)	(4,587)	(8,384)	(13,568)

Net income attributable to Albemarle Corporation	$52,131	$56,175	$116,023	$181,091

Basic earnings per share	$0.57	$0.61	$1.27	$1.97

Diluted earnings per share	$0.57	$0.61	$1.26	$1.95

Cash dividends declared per share of common stock	$0.125	$0.12	$0.375	$0.36
Weighted-average common shares outstanding - basic	91,588	91,395	91,481	91,846
Weighted-average common shares outstanding - diluted	92,174	92,463	91,955	92,977

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$260,434	$253,303
Trade accounts receivable, less allowance for doubtful accounts (2009 - $2,010; 2008 - $1,899)	293,548	280,601
Other accounts receivable	32,226	47,157
Inventories	364,169	538,857
Other current assets	52,376	59,005

Total current assets	1,002,753	1,178,923

Property, plant and equipment, at cost	2,416,735	2,322,996
Less accumulated depreciation and amortization	1,374,405	1,310,648

Net property, plant and equipment	1,042,330	1,012,348
Investments	145,090	121,951
Other assets	138,504	113,717
Goodwill	297,490	278,767
Other intangibles, net of amortization	153,981	167,011

Total assets	$2,780,148	$2,872,717

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$160,577	$224,333
Accrued expenses	135,797	170,512
Current portion of long-term debt	27,721	26,202
Dividends payable	10,693	9,675
Income taxes payable	7,084	7,645

Total current liabilities	341,872	438,367

Long-term debt	793,098	906,062
Postretirement benefits	47,985	47,803
Pension benefits	148,349	146,381
Other noncurrent liabilities	123,994	142,783
Deferred income taxes	80,578	74,838
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,683 in 2009 and 90,980 in 2008	917	910
Additional Paid-In Capital	14,294	—
Accumulated other comprehensive loss	(55,225)	(100,642)
Retained earnings	1,237,077	1,165,503

Total Albemarle Corporation shareholders’ equity	1,197,063	1,065,771

Noncontrolling interests	47,209	50,712

Total equity	1,244,272	1,116,483

Total liabilities and equity	$2,780,148	$2,872,717

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash and cash equivalents at beginning of year	$253,303	$130,551

Cash flows from operating activities:
Net income	124,407	194,659
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	74,539	81,555
Port de Bouc charges	12,393	—
Restructuring charges	—	3,278
Stock-based compensation	(1,878)	13,785
Excess tax benefits realized from stock-based compensation arrangements	(2,038)	(7,688)
Equity in net income of unconsolidated investments	(17,962)	(21,975)
Working capital changes	77,279	(116,036)
Dividends received from unconsolidated investments and nonmarketable securities	13,060	8,737
Pension and postretirement expense	7,229	1,922
Pension and postretirement contributions	(10,616)	(9,005)
Unrealized (gain) loss on investments in marketable securities	(2,652)	1,021
Net change in noncurrent income tax payables and receivables	(16,369)	6,266
Net change in noncurrent environmental liabilities	(3,224)	(2,658)
Deferred income taxes	(10,385)	9,938
Other, net	15,625	(2,046)

Net cash provided from operating activities	259,408	161,753

Cash flows from investing activities:
Capital expenditures	(83,610)	(63,467)
Cash payments related to the Thann facility divestiture	—	(2,556)
Cash payments related to the Port de Bouc facility divestiture	(16,440)	—
Cash payments related to acquisitions	(2,078)	(57,283)
Collection of note receivable from sale of land	—	6,000
Investments in marketable securities	(228)	(2,915)
Investments in other corporate investments	(40)	(49)

Net cash used in investing activities	(102,396)	(120,270)

Cash flows from financing activities:
Repayments of long-term debt	(133,332)	(42,605)
Proceeds from borrowings	20,269	285,303
Dividends paid to shareholders	(33,306)	(31,394)
Purchases of common stock	—	(163,502)
Proceeds from exercise of stock options	4,083	3,931
Excess tax benefits realized from stock-based compensation arrangements	2,038	7,688
Withholding taxes paid on stock-based compensation award distributions	(4,837)	(11,106)
Dividends paid to noncontrolling interests	(8,911)	(11,836)
Other	—	(107)

Net cash (used in) provided from financing activities	(153,996)	36,372

Net effect of foreign exchange on cash and cash equivalents	4,115	(1,195)

Increase in cash and cash equivalents	7,131	76,660

Cash and cash equivalents at end of period	$260,434	$207,211

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$57,329	$60,762	$124,407	$194,659
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	1	(2)	2	(2)
Amortization of realized loss on treasury lock agreements	28	35	100	105
Changes in net loss (gain) and prior service cost	692	(399)	(5,538)	(1,097)
Foreign currency translation	33,745	(91,212)	50,853	(22,536)

Total other comprehensive income (loss), net of tax	34,466	(91,578)	45,417	(23,530)

Comprehensive income (loss)	91,795	(30,816)	169,824	171,129

Comprehensive loss attributable to noncontrolling interests	(5,198)	(4,587)	(8,384)	(13,568)

Comprehensive income (loss) attributable to Albemarle Corporation	$86,597	$(35,403)	$161,440	$157,561

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair presentation, in all material respects, of our condensed consolidated financial position as of September 30, 2009 and December 31, 2008, and our condensed consolidated results of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008, and our condensed consolidated cash flows for the nine-month periods ended September 30, 2009 and 2008. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or the SEC, on February 27, 2009. The December 31, 2008 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation. We have evaluated subsequent events through November 6, 2009, which is the date we issued the financial statements.

2. On January 1, 2009, we adopted new accounting guidance that changed the accounting for and reporting of minority interests (now referred to as noncontrolling interests). Noncontrolling interests are now classified as equity in our consolidated financial statements. Our consolidated statement of income presentation format was also changed and net income now includes the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on net income amounts attributable to the parent. Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

3. The nine-month period ended September 30, 2009 includes charges amounting to $12.4 million ($8.2 million after income taxes, or $0.09 per share) that relate to the costs of a final contract settlement arising from our 2008 divestiture of the Port de Bouc, France facility. Future cash payments associated with the settlement should be complete by the end of 2009.

The nine-month period ended September 30, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes, or $0.02 per share) that relate to severance costs in conjunction with personnel reductions at our former Richmond, Virginia headquarters and our Singapore sales office.

4. Our consolidated statements of income include the following foreign exchange transaction gains (losses) for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$760	$(463)	$(1,307)	$1,712
Other income, net	(613)	(3,581)	(1,333)	(1,823)

Total foreign exchange transaction gains (losses)	$147	$(4,044)	$(2,640)	$(111)

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

5. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.4	0.3	0.4
Impact of foreign operations, net	(24.7)	(18.4)	(24.0)	(15.5)
Increase in valuation allowance	0.5	1.8	1.6	0.6
Depletion	(0.9)	(1.7)	(1.3)	(1.5)
Effect of net income attributable to noncontrolling interests	(0.9)	(0.7)	(0.8)	(0.6)
Revaluation of unrecognized tax benefits/reserve requirements	0.4	1.5	(11.5)	1.2
Other items, net	—	(2.6)	(0.9)	(1.0)

Effective income tax rate	9.7%	15.3%	(1.6)%	18.6%

The nine-month period ended September 30, 2009 includes various non-recurring items totaling a $15.7 million net benefit, consisting mainly of $9.2 million in one time net benefits due primarily to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the current U.S. Internal Revenue Service, or IRS, examination of years 2005 through 2007, a $4.2 million net benefit related to the charges from our Port de Bouc, France facility divestiture, $3.7 million of one time benefits due mainly to unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for losses at our Brazilian subsidiary.

Our unrecognized tax benefit liabilities (which are included in “Other noncurrent liabilities”) amounted to $56.6 million and $77.5 million at September 30, 2009 and December 31, 2008, respectively. The decrease of $20.9 million resulted from a $12.6 million reduction related to an issue settled in the current U.S. IRS examination of 2005 through 2007 as well as a $8.3 million reduction mainly for prior year tax positions on transfer pricing (which resulted in reducing the related assets for corresponding benefits included in “Other assets” from $39.9 million at December 31, 2008 to $33.5 million at September 30, 2009).

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

6. On January 1, 2009, we adopted new accounting guidance associated with share-based payment transactions considered to be participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method. In addition, the guidance requires all prior-period earnings per share data to be adjusted retrospectively, and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. Basic earnings per share decreased $0.01 for the three-month period ended September 30, 2008 as a result of an increase in our basic weighted-average common shares outstanding of approximately 321,000 shares. Diluted weighted-average common shares outstanding increased by approximately 198,000

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

shares for the three-month period ended September 30, 2008. Basic earnings per share decreased $0.01 for the nine-month period ended September 30, 2008 as a result of an increase in our basic weighted-average common shares outstanding of approximately 311,000 shares. Diluted weighted-average common shares outstanding increased by approximately 203,000 shares for the nine-month period ended September 30, 2008. There was no impact on our reported basic or diluted earnings per share for the three-month and nine-month periods ended September 30, 2009. Our basic and diluted weighted-average common shares outstanding increased by approximately 311,000 and 132,000 shares, respectively, for the three-month period ended September 30, 2009. For the nine-month period ended September 30, 2009, our basic and diluted weighted-average common shares outstanding increased by approximately 327,000 and 167,000 shares, respectively.

Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2009 and 2008 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$52,131	$56,175	$116,023	$181,091

Denominator:
Weighted-average common shares for basic earnings per share	91,588	91,395	91,481	91,846

Basic earnings per share	$0.57	$0.61	$1.27	$1.97

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$52,131	$56,175	$116,023	$181,091

Denominator:
Weighted-average common shares for basic earnings per share	91,588	91,395	91,481	91,846
Incremental shares under stock compensation plans	586	1,068	474	1,131

Total shares	92,174	92,463	91,955	92,977

Diluted earnings per share	$0.57	$0.61	$1.26	$1.95

7. Cash dividends declared for the three-month period ended September 30, 2009 totaled 12.5 cents per share, and included a dividend of 12.5 cents declared on July 28, 2009 and paid on October 1, 2009. Cash dividends declared for the nine-month period ended September 30, 2009 totaled 37.5 cents per share. Cash dividends declared for the three-month period ended September 30, 2008 totaled 12.0 cents per share, and included a dividend of 12.0 cents declared on July 30, 2008 and paid October 1, 2008. Cash dividends declared for the nine-month period ended September 30, 2008 totaled 36.0 cents per share.

8. The following table provides a breakdown of inventories at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$254,828	$395,919
Raw materials	62,776	95,617
Stores, supplies and other	46,565	47,321

Total inventories	$364,169	$538,857

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

9. Long-term debt at September 30, 2009 and December 31, 2008 consists of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Variable-rate domestic bank loans	$405,950	$522,835
Senior notes	324,821	324,796
Fixed rate foreign borrowings	42,063	47,640
Variable-rate foreign bank loans	35,747	23,320
Capital lease obligation	11,607	12,975
Miscellaneous	631	698

Total	820,819	932,264
Less amounts due within one year	27,721	26,202

Total long-term debt	$793,098	$906,062

Maturities of long-term debt are as follows: 2009—$18.0 million; 2010—$12.1 million; 2011—$9.0 million; 2012—$9.5 million; 2013—$433.2 million and 2014 through 2017—$339.0 million.

10. We have the following recorded environmental liabilities primarily included in “Other noncurrent liabilities” at September 30, 2009 (in thousands):

Beginning balance at December 31, 2008	$18,970
Changes in estimates	(2,252)
Payments	(1,258)
Foreign exchange	453

Ending balance at September 30, 2009	$15,913

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

Summarized financial information concerning our reportable segments is shown in the following table. Corporate & other includes corporate-related items not allocated to the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net sales:
Polymer Additives	$196,716	$261,746	$492,636	$766,844
Catalysts	188,911	231,562	600,101	716,045
Fine Chemicals	129,649	167,155	354,429	466,501

Total net sales	$515,276	$660,463	$1,447,166	$1,949,390

Segment operating profit:
Polymer Additives	$27,243	$28,705	$31,562	$86,337
Catalysts	28,845	30,941	90,314	112,617
Fine Chemicals	16,482	26,830	32,525	77,983

Subtotal	$72,570	$86,476	$154,401	$276,937

Equity in net income (loss) of unconsolidated investments:
Polymer Additives	$1,293	$777	$1,563	$3,454
Catalysts	4,543	5,544	16,480	18,598
Fine Chemicals	—	—	—	—
Corporate & other	(27)	(40)	(81)	(77)

Total equity in net income of unconsolidated investments	$5,809	$6,281	$17,962	$21,975

Net (income) loss attributable to noncontrolling interests:
Polymer Additives	$(2,490)	$(2,078)	$(4,145)	$(6,183)
Catalysts	—	—	—	—
Fine Chemicals	(2,244)	(2,146)	(4,402)	(7,304)
Corporate & other	(464)	(363)	163	(81)

Total net income attributable to noncontrolling interests	$(5,198)	$(4,587)	$(8,384)	$(13,568)

Segment income:
Polymer Additives	$26,046	$27,404	$28,980	$83,608
Catalysts	33,388	36,485	106,794	131,215
Fine Chemicals	14,238	24,684	28,123	70,679

Total segment income	73,672	88,573	163,897	285,502
Corporate & other(1)	(10,136)	(9,987)	(19,083)	(35,321)
Port de Bouc charges	—	—	(12,393)	—
Restructuring charges	—	—	—	(3,278)
Interest and financing expenses	(6,199)	(9,815)	(18,561)	(28,472)
Other income (expenses), net	343	(2,718)	488	2,066
Income tax (expense) benefit	(5,549)	(9,878)	1,675	(39,406)

Net income attributable to Albemarle Corporation	$52,131	$56,175	$116,023	$181,091

(1)

Corporate and other charges for the nine-month period ended September 30, 2009 includes $7.8 million in adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,764	$2,937	$7,911	$9,239
Interest cost	8,376	7,944	24,694	23,819
Expected return of assets	(10,586)	(10,515)	(31,752)	(31,507)
Plan curtailment	—	(1)	—	(173)
Amortization of net transition asset	(2)	(2)	(7)	(7)
Amortization of prior service benefit	(245)	(251)	(738)	(757)
Amortization of net loss	2,939	1,941	9,251	5,855

Total net periodic pension benefit cost	$3,246	$2,053	$9,359	$6,469

We have made $2.4 million and $8.1 million in contributions to our qualified and nonqualified pension plans during the three-month and nine-month periods ended September 30, 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$110	$111	$329	$334
Interest cost	942	828	2,826	2,483
Expected return of assets	(143)	(143)	(429)	(429)
Amortization of prior service benefit	(1,893)	(2,400)	(5,678)	(7,199)
Amortization of net loss	274	88	822	264

Total net periodic postretirement benefit credit	$(710)	$(1,516)	$(2,130)	$(4,547)

We paid approximately $0.8 million and $2.5 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2009, respectively.

14. We have the following recorded workforce reduction liabilities included in “Accrued expenses” at September 30, 2009 (in thousands):

Beginning balance at December 31, 2008	$20,276
Payments	(19,214)
Foreign exchange and other	(267)

Ending balance at September 30, 2009	$795

During the three-month and nine-month periods ended September 30, 2009, we made payments of $2.6 million and $19.2 million, respectively, as a result of restructuring charges recorded during the year ended December 31, 2008. The majority of the payments under this restructuring plan are expected to be completed by the end of 2009.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

15. In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

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

	September 30, 2009		December 31, 2008
	Recorded Amount	Fair value	Recorded Amount	Fair Value
	(In thousands)
Current portion of long-term debt	$27,721	$27,645	$26,202	$26,377
Long-term debt	$793,098	$776,126	$906,062	$856,520

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At September 30, 2009 and December 31, 2008, the fair value of the forward contracts represented minimal net liability positions on our consolidated balance sheets.

16. In December 2008, the FASB issued accounting guidance which requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009. We are currently evaluating the additional disclosures required upon adoption of this guidance.

In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, rendering it effective for us beginning in 2010. We have not yet determined the impact of the provisions of this guidance on our consolidated financial statements.

In June 2009, the FASB issued accounting guidance which established the FASB Accounting Standards CodificationTM, or Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and did not result in a change in our accounting practice. We have conformed our consolidated financial statements and related notes thereto to the new Codification for the quarter ended September 30, 2009.

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

Third Quarter 2009

During the third quarter of 2009:

•	quarterly net sales of $515.3 million and earnings (net income attributable to Albemarle Corporation) of $52.1 million, or $0.57 per share

•	sequential improvement from second quarter 2009 in net sales in all business segments

•	sequential segment income improvements from second quarter 2009 in Polymer Additives and Fine Chemicals segments

•	continued progress on cost reduction initiatives

Outlook

We are seeing signs of a slow and steady end-market recovery, with positive order trends in several market segments. We believe our initiatives to improve productivity and to reduce operating costs along with a slowly improving business climate should result in continued performance improvement in the second half of 2009. We believe we will have a stronger balance sheet at year-end versus the beginning of this year.

Polymer Additives: While demand continues to improve, we expect a return to historical levels could take an extended period of time. The consumer electronics market is starting to recover, driving demand for our brominated flame retardants. Although we expect continued softness in automotive and construction sectors to continue to impact volumes and profitability of our Polymer Additives segment, we are starting to see some signs of improvement in the automotive sector. As demand returns, we are increasing production rates to meet requirements. We believe improved cost absorption along with the steps we are taking to restructure our operations and reduce cost, should drive solid profitability in the fourth quarter. In the longer term, the increasing standard of living around the globe should drive higher demand for electrical and electronic equipment and new construction, and the potential for increasingly stringent fire-safety regulations and global climate initiatives should increase the need for insulation materials.

Demand has started to pick up in our antioxidants and curatives business in the second half and is expected to stay strong through the remainder of the year. We are continuing to increase our presence in China as we build a foundation for expanding our business in Asia. Expansion of our now wholly owned antioxidants facility in Shanghai is expected to come on-line in 2010.

New product development momentum continues in our Polymer Additives segment. We plan to begin commercializing sales of a new polymeric fire safety product portfolio that will set new standards in the fire safety industry into the next generation of high-performance, fire-safe and sustainable resin systems. We also plan to commercialize a new polyurea curative, which offers greater cure speed flexibility and therefore we believe will expand and increase performance and use.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand in the petroleum and polyolefins markets. While we continue to monitor developments in the global economy, we expect our Catalysts segment profit growth in 2009 to come primarily from new product introductions, value-added products and services that drive efficiencies for refiners, and continued growth in our polyolefin catalysts business.

While refineries continue to combat margin pressures, global demand for oil and consumer fuels and tightening fuel quality regulations will continue to drive demand for our refinery catalysts. As a result of Albemarle’s investment in catalysts research and development, our new product offerings in refinery catalysts will provide technological and economic advantages to address the complex challenges in the refining market. We must also continue to successfully pass through metals costs and work toward optimal inventory levels.

Our success in delivering high-value FCC catalysts to the market is helping improve refining yields. New product development in FCC is expected to support improved margins in our FCC business. However, we believe there remains room for further margin improvement, and that in order to be successful we must continue to deliver high-performing, superior quality products to meet the growing demands of refiners for greater value-added products. We continue to face raw material cost pressures related to imported rare earths, aluminum trihydrate and transportation costs.

The polyolefin industry’s demands for catalysts are strong and growing. Our innovative technology advances and superior product stewardship we believe have positioned us to be the leading global polyolefin catalyst provider. We expect continued growth in this sector to be driven by the market’s needs for reliable, value-added catalysts. We expect longer-term growth to be predominantly in the Middle East and Asia regions.

In October 2009, we reached an agreement to form a 50/50 joint venture with Ibn Hayyan Plastic Products Company (TAYF), an affiliate of Saudi Basic Industries Corporation (SABIC). Under the terms of the joint venture agreement, the two parent companies will build a world-scale tri-ethyl aluminum production facility strategically located in the Arabian Gulf Industrial City of Al-Jubail. The joint venture, Saudi Organometallic Chemicals Company (SOCC), is expected to start production by early 2012. This manufacturing joint venture will be established and uniquely positioned to ensure the effective delivery of tri-ethyl aluminum to the region’s growing customer base.

Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. We will continue to explore new opportunities for our catalysts in the alternative fuels business, which includes biodiesel, Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable with oil prices in the $60 – $70 per barrel range.

Fine Chemicals: We believe improving demand in our bromine chain and new product sales in fine chemistry services will generate growth in Fine Chemicals.

Bromine production increased in the third quarter and we expect to sustain those utilization rates to meet fourth quarter demand requirements in performance chemicals as well as in our brominated flame retardants business. Oil completion fluids continue to be impacted by weakness in drilling activity, primarily in the Gulf of Mexico. Rig counts are still at low levels, however the decline seems to be slowing, and we are seeing modest demand recovery in this business. We expect lower unabsorbed cost from increased production in Fine Chemicals to have a positive impact on Fine Chemicals profitability in the fourth quarter.

Our fine chemistry services pipeline continues to be robust with projects for leading chemical, agricultural and pharmaceutical companies. We continue to benefit from a rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. Our successful participation in the development of break-through pharmaceuticals with some large pharmaceutical makers position this business for further opportunities and potentially strong growth.

Our long-term strategic areas of focus in our Fine Chemicals segment are to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. As we supply bromine feed stocks to our Polymer Additives segment, our profitability is generally impacted as market conditions can change in that sector. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We are continuing our focus on lowering cost, reducing working capital and maximizing cash generation. In addition, we will continue to focus on tax efficiency. We believe our global effective tax rate will approximate 12% this year, but will vary based on the locales in which incremental income is actually earned. We increased our quarterly dividend by 4% in 2009 to $0.125 per share. Under our existing share repurchase program, we have the ability to periodically repurchase shares in 2009. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

In late September 2009, we initiated the consultation process with our employees at our EU headquarters in Brussels, and with the respective works councils at our Martinswerk plant in Germany and our refinery catalyst center in the Netherlands. These consultations are required under local laws prior to any restructuring at those sites. We are unable at this stage in the consultation to predict the timing or amount of any charge related to any restructurings, but we estimate charges could be in the range of $10 to $15 million in future quarters.

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

Third Quarter 2009 Compared with Third Quarter 2008

Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
	(In millions, except percentages and per share amounts)
NET SALES	$515.3	$660.5	(22)%
Cost of goods sold	381.2	506.3	(25)%

GROSS PROFIT	134.1	154.2	(13)%
GROSS PROFIT MARGIN	26.0%	23.3%
Selling, general and administrative expenses	56.2	59.9	(6)%
Research and development expenses	15.0	17.4	(14)%

OPERATING PROFIT	62.9	76.9	(18)%
OPERATING PROFIT MARGIN	12.2%	11.6%
Interest and financing expenses	(6.2)	(9.8)	(37)%
Other income (expenses), net	0.3	(2.7)	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	57.0	64.4	(11)%
Income tax expense	(5.5)	(9.9)	(44)%
Effective tax rate	9.7%	15.3%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	51.5	54.5	(6)%
Equity in net income of unconsolidated investments (net of tax)	5.8	6.3	(8)%

NET INCOME	57.3	60.8	(6)%
Net income attributable to noncontrolling interests	(5.2)	(4.6)	13%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$52.1	$56.2	(7)%

PERCENTAGE OF NET SALES	10.1%	8.5%

Basic earnings per share	$0.57	$0.61	(7)%

Diluted earnings per share	$0.57	$0.61	(7)%

* Calculation is not meaningful.

Net Sales

For the three-month period ended September 30, 2009, we recorded net sales of $515.3 million, a 22% decrease compared to net sales of $660.5 million for the three-month period ended September 30, 2008. This decrease was due primarily to a decline in volumes in all segments. Volumes had a negative impact on sales of 12%, price and product mix caused a 9% decrease and foreign currency changes had an unfavorable impact of 1% compared to the same period last year.

Polymer Additives net sales decreased $65.0 million, or 25%, for the three-month period ended September 30, 2009 compared to the same period in 2008, with volumes contributing 17% of the decrease, price and product mix impacts of 6% and foreign currency impacts of 2%. Catalysts net sales decreased $42.7 million, or 18%, compared to the same period last year due mainly to price and mix impacts of 14%, a decrease in volumes contributing 3%, and foreign currency impacts of 1%. Fine Chemicals net sales decreased $37.5 million, or 22%, compared to the same period last year primarily due to volumes contributing 16% of the decrease, price and product mix impacts of 5% and foreign currency impacts of 1%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the three-month period ended September 30, 2009, our gross profit decreased $20.1 million, or 13%, to $134.1 million from the corresponding 2008 period due mainly to volume declines and unfavorable production rate impacts on cost in our bromine franchise. During the three-month period ended September 30, 2009, we continued to operate our manufacturing facilities at reduced production rates to control inventory levels, contributing to unfavorable profit effects from lower fixed cost absorption. Our gross profit margin improved for the three-month period ended September 30, 2009 to 26.0% from 23.3% for the corresponding period in 2008.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2009, our selling, general and administrative, or SG&A, expenses decreased $3.7 million, or 6%, from the three-month period ended September 30, 2008. This decrease was primarily due to a reduction in discretionary spending and personnel costs as a result of our recent cost saving actions. As a percentage of net sales, SG&A expenses were 10.9% for the three-month period ended September 30, 2009 compared to 9.1% for the corresponding period in 2008.

Research and Development Expenses

For the three-month period ended September 30, 2009, our research and development, or R&D, expenses decreased $2.4 million, or 14%, from the three-month period ended September 30, 2008. This decrease was primarily due to a reduction in personnel costs. As a percentage of net sales, R&D expenses were 2.9% for the three-month period ended September 30, 2009 compared to 2.6% for the corresponding period in 2008.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2009 decreased $3.6 million to $6.2 million from the corresponding 2008 period due to both lower average interest rates and average debt levels.

Other Income (Expenses), Net

Other income (expenses), net for the three-month period ended September 30, 2009 increased $3.0 million from the corresponding 2008 period due primarily to a decrease in foreign currency exchange losses.

Income Tax Expense

For the three-month period ended September 30, 2009, our effective income tax rate was 9.7% as compared to 15.3% for the three-month period ended September 30, 2008. The effective income tax rate for the three-month period ended September 30, 2009 was impacted by jurisdictional mix and levels of income projected for 2009. Based on our current level and location of income, we anticipate that our effective tax rate for 2009, excluding non-recurring items, will approximate 12%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended September 30, 2009 and 2008 are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.4
Impact of foreign operations, net	(24.7)	(18.4)
Increase in valuation allowance	0.5	1.8
Depletion	(0.9)	(1.7)
Effect of net income attributable to noncontrolling interests	(0.9)	(0.7)
Revaluation of unrecognized tax benefits/reserve requirements	0.4	1.5
Other items, net	—	(2.6)

Effective income tax rate	9.7%	15.3%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $5.8 million for the three-month period ended September 30, 2009 compared to $6.3 million in the same period last year. This decrease was due primarily to lower equity earnings from our Catalysts segment joint venture, Nippon Ketjen Company Limited, as a result of unfavorable material input costs.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended September 30, 2009, net income attributable to noncontrolling interests was $5.2 million compared to $4.6 million in the same period last year. This increase was associated with Jordan Bromine Company Limited.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $52.1 million in the three-month period ended September 30, 2009, from $56.2 million in the three-month period ended September 30, 2008, primarily due to volume declines across our businesses partially offset by reduced fixed manufacturing and SG&A cost spending as a result of our recent cost saving actions and less interest expense due to lower average interest rates and debt levels.

Segment Information Overview. We have identified three reportable segments. Our Polymer Additives segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

	Three Months Ended September 30,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008
	(In millions, except percentages)

Net sales:

Polymer Additives	$196.7	38.2%	$261.7	39.6%	(25)%
Catalysts	188.9	36.6%	231.6	35.1%	(18)%
Fine Chemicals	129.7	25.2%	167.2	25.3%	(22)%

Total net sales	$515.3	100.0%	$660.5	100.0%	(22)%

Segment operating profit:

Polymer Additives	$27.2	13.8%	$28.7	11.0%	(5)%
Catalysts	28.9	15.3%	31.0	13.4%	(7)%
Fine Chemicals	16.4	12.6%	26.8	16.0%	(39)%

Subtotal	$72.5		$86.5		(16)%

Equity in net income of unconsolidated investments:

Polymer Additives	$1.3		$0.8		63%
Catalysts	4.5		5.5		(18)%
Fine Chemicals	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	$5.8		$6.3		(8)%

Net (income) loss attributable to noncontrolling interests:

Polymer Additives	$(2.5)		$(2.1)		19%
Catalysts	—		—		—%
Fine Chemicals	(2.2)		(2.1)		5%
Corporate & other	(0.5)		(0.4)		25%

Total net income attributable to noncontrolling interests	$(5.2)		$(4.6)		13%

Segment income:

Polymer Additives	$26.0	13.2%	$27.4	10.5%	(5)%
Catalysts	33.4	17.7%	36.5	15.8%	(8)%
Fine Chemicals	14.2	10.9%	24.7	14.8%	(43)%

Total segment income	73.6		88.6		(17)%
Corporate & other	(10.1)		(10.0)		1%
Interest and financing expenses	(6.2)		(9.8)		(37)%
Other income (expenses), net	0.3		(2.7)		*
Income tax expense	(5.5)		(9.9)		(44)%

Net income attributable to Albemarle Corporation	$52.1		$56.2		(7)%

*	Calculation is not meaningful.

Polymer Additives

Polymer Additives segment net sales for the three-month period ended September 30, 2009 were $196.7 million, down $65.0 million, or 25%, versus the three-month period ended September 30, 2008. This decline is a result of a decrease in volumes primarily in our flame retardants portfolio as a result of softness in the consumer electronics, automotive and construction sectors. Segment income was down 5%, or $1.4 million, to $26.0 million due mainly to unfavorable product mix in our flame retardants portfolio and stabilizers and curatives business, lower sales volumes in our flame retardants portfolio, partially offset by improvements in raw materials and other operating costs for the three-month period ended September 30, 2009, as compared to the same period in 2008.

Catalysts

Catalysts segment net sales for the three-month period ended September 30, 2009 were $188.9 million, a decrease of $42.7 million, or 18%, versus the three-month period ended September 30, 2008. This decrease was due primarily to unfavorable metals impacts on HPC refinery catalysts revenues, foreign currency exchange rates and less favorable product mix in polyolefin catalysts. Segment income decreased 8%, or $3.1 million, to $33.4 million for the three-month period ended September 30, 2009 compared to the same period in 2008, due mainly to lower equity income, unfavorable foreign currency exchange rates, metals impacts on HPC refinery catalysts, and lower fixed cost absorption in polyolefin catalysts.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended September 30, 2009 were $129.7 million, a decrease of $37.5 million, or 22%, versus the three-month period ended September 30, 2008. This decrease was due mainly to lower volumes in our completion fluids business for oil drilling in industrial bromides and reduced volumes in fine chemistry services. Segment income for the three-month period ended September 30, 2009 was $14.2 million, down $10.5 million, or 43%, from the three-month period ended September 30, 2008, due primarily to our industrial bromides business.

Corporate and other

For the three-month period ended September 30, 2009, our Corporate and other expenses increased nominally from the three-month period ended September 30, 2008.

Nine-Months 2009 Compared with Nine-Months 2008

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008
	(In millions, except percentages and per share amounts)
NET SALES	$1,447.2	$1,949.4	(26)%
Cost of goods sold	1,112.8	1,464.8	(24)%

GROSS PROFIT	334.4	484.6	(31)%
GROSS PROFIT MARGIN	23.1%	24.9%
Selling, general and administrative expenses	153.1	191.0	(20)%
Research and development expenses	46.1	51.8	(11)%
Port de Bouc charges	12.4	—	*
Restructuring charges	—	3.3	*

OPERATING PROFIT	122.8	238.5	(49)%
OPERATING PROFIT MARGIN	8.5%	12.2%
Interest and financing expenses	(18.6)	(28.5)	(35)%
Other income, net	0.5	2.1	(76)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	104.7	212.1	(51)%
Income tax benefit (expense)	1.7	(39.4)	*
Effective tax rate	(1.6)%	18.6%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	106.4	172.7	(38)%
Equity in net income of unconsolidated investments (net of tax)	18.0	22.0	(18)%

NET INCOME	124.4	194.7	(36)%
Net income attributable to noncontrolling interests	(8.4)	(13.6)	(38)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$116.0	$181.1	(36)%

PERCENTAGE OF NET SALES	8.0%	9.3%

Basic earnings per share	$1.27	$1.97	(36)%

Diluted earnings per share	$1.26	$1.95	(35)%

* Calculation is not meaningful.

Net Sales

For the nine-month period ended September 30, 2009, we recorded net sales of $1,447.2 million, a 26% decrease compared to net sales of $1,949.4 million for the nine-month period ended September 30, 2008. This decrease was due primarily to a decline in volumes in all segments. Volumes had a negative impact on sales of 20% and price and product mix as well as foreign currency changes each caused a 3% decrease compared to the same period last year.

Polymer Additives net sales decreased $274.1 million, or 36%, for the nine-month period ended September 30, 2009, compared to the same period in 2008, as a result of volumes contributing 31% of the decrease, foreign currency impacts of 3% and price and product mix impacts of 2%. Catalysts net sales decreased $116.0 million, or 16%, compared to the same period last year due mainly to a decrease in volumes contributing 8%, price and product mix impacts of 5% and foreign currency impacts of 3%. Fine Chemicals net sales decreased $112.1 million, or 24%, compared to the same period last year with decreased volumes causing 22% of the decline and foreign currency impacts of 2%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the nine-month period ended September 30, 2009, our gross profit decreased $150.2 million, or 31%, to $334.4 million from the corresponding 2008 period, due mainly to volume declines, unfavorable production rate impacts on cost in our bromine franchise and high cost metals impacts on HPC refinery catalysts. During the nine-month period ended September 30, 2009, we operated our manufacturing facilities at reduced rates to control inventory levels, contributing to unfavorable profit effects from lower fixed cost absorption. These factors contributed to our decline in gross profit margin for the nine-month period ended September 30, 2009 to 23.1% from 24.9% for the corresponding period in 2008.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2009, our SG&A expenses decreased $37.9 million, or 20%, from the nine-month period ended September 30, 2008. This decrease was primarily due to a reduction in personnel costs and discretionary spending resulting from our recent cost saving actions and first quarter 2009 adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 10.6% for the nine-month period ended September 30, 2009 compared to 9.8% for the corresponding period in 2008.

Research and Development Expenses

For the nine-month period ended September 30, 2009, our R&D expenses decreased $5.7 million, or 11%, from the nine-month period ended September 30, 2008. This decrease was primarily due to a reduction in personnel costs. As a percentage of net sales, R&D expenses were 3.2% for the nine-month period ended September 30, 2009 compared to 2.7% for the corresponding period in 2008.

Port de Bouc Charges

The nine-month period ended September 30, 2009 includes charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility.

Restructuring Charges

The nine-month period ended September 30, 2008 includes charges amounting to $3.3 million ($2.1 million after income taxes) that related to severance costs in conjunction with personnel reductions at our former Richmond, Virginia headquarters and our Singapore sales office.

Interest and Financing Expenses

Interest and financing expenses for the nine-month period ended September 30, 2009 decreased $9.9 million to $18.6 million from the corresponding 2008 period primarily due to lower average interest rates.

Other Income, Net

Other income, net for the nine-month period ended September 30, 2009 decreased $1.6 million from the corresponding 2008 period due primarily to a decrease in interest income as a result of lower average interest rates.

Income Tax Benefit (Expense)

Our effective income tax rate was (1.6)% and 18.6% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective income tax rate for the nine-month period ended September 30, 2009 was impacted by various non-recurring items totaling a net benefit of $15.7 million. Included in this amount is a net $9.2 million benefit due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the current U.S. IRS examination of years 2005 through 2007 and a net $4.2 million benefit related to the charges arising out of our divestiture of the Port de Bouc, France facility. Also included is a $3.7 million benefit due mainly to unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for losses at our Brazilian subsidiary. Based on our current level and location of income, we anticipate that our effective tax rate for 2009, excluding non-recurring items, will approximate 12%.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the nine-month periods ended September 30, 2009 and 2008 are as follows:

	% of Income Before Income Taxes
	Nine Months Ended September 30,
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.3	0.4
Impact of foreign operations, net	(24.0)	(15.5)
Increase in valuation allowance	1.6	0.6
Depletion	(1.3)	(1.5)
Effect of net income attributable to noncontrolling interests	(0.8)	(0.6)
Revaluation of unrecognized tax benefits/reserve requirements	(11.5)	1.2
Other items, net	(0.9)	(1.0)

Effective income tax rate	(1.6)%	18.6%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $18.0 million for the nine-month period ended September 30, 2009 compared to $22.0 million in the same period last year. This decrease of $4.0 million is due primarily to lower overall equity earnings from our various Catalysts segment joint ventures as well as lower equity earnings from our Magnifin joint venture in our Polymer Additives segment due to decreased volumes in the automotive sector.

Net Income Attributable to Noncontrolling Interests

For the nine-month period ended September 30, 2009, net income attributable to noncontrolling interests was $8.4 million compared to $13.6 million in the same period last year. This decrease of $5.2 million is due primarily to lower earnings of Jordan Bromine Company Limited resulting from lower bromine volumes as well as lower earnings of Stannica LLC due to volume impacts from demand softness in the construction sector.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $116.0 million in the nine-month period ended September 30, 2009 from $181.1 million in the nine-month period ended September 30, 2008 primarily due to volume declines and unfavorable fixed cost absorption across our businesses, high cost metals impacts on HPC refinery catalysts, and Port de Bouc related charges of $12.4 million. These impacts were partially offset by reduced fixed manufacturing and SG&A cost spending as a result of our recent cost saving actions, a decline in interest and financing expenses, and various non-recurring tax items.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008
	(In millions, except percentages)

Net sales:

Polymer Additives	$492.7	34.0%	$766.8	39.4%	(36)%
Catalysts	600.1	41.5%	716.1	36.7%	(16)%
Fine Chemicals	354.4	24.5%	466.5	23.9%	(24)%

Total net sales	$1,447.2	100.0%	$1,949.4	100.0%	(26)%

Segment operating profit:

Polymer Additives	$31.6	6.4%	$86.3	11.3%	(63)%
Catalysts	90.3	15.0%	112.6	15.7%	(20)%
Fine Chemicals	32.5	9.2%	78.0	16.7%	(58)%

Subtotal	$154.4		$276.9		(44)%

Equity in net income of unconsolidated investments:

Polymer Additives	$1.6		$3.5		(54)%
Catalysts	16.5		18.6		(11)%
Fine Chemicals	—		—		—%
Corporate & other	(0.1)		(0.1)		—%

Total equity in net income of unconsolidated investments	$18.0		$22.0		(18)%

Net (income) loss attributable to noncontrolling interests:

Polymer Additives	$(4.2)		$(6.2)		(32)%
Catalysts	—		—		—%
Fine Chemicals	(4.4)		(7.3)		(40)%
Corporate & other	0.2		(0.1)		*

Total net income attributable to noncontrolling interests	$(8.4)		$(13.6)		(38)%

Segment income:

Polymer Additives	$29.0	5.9%	$83.6	10.9%	(65)%
Catalysts	106.8	17.8%	131.2	18.3%	(19)%
Fine Chemicals	28.1	7.9%	70.7	15.2%	(60)%

Total segment income	163.9		285.5		(43)%
Corporate & other	(19.1)		(35.3)		(46)%
Port de Bouc charges	(12.4)		—		*
Restructuring charges	—		(3.3)		*
Interest and financing expenses	(18.6)		(28.5)		(35)%
Other income, net	0.5		2.1		(76)%
Income tax benefit (expense)	1.7		(39.4)		*

Net income attributable to Albemarle Corporation	$116.0		$181.1		(36)%

*	Calculation is not meaningful.

Polymer Additives

Polymer Additives segment net sales for the nine-month period ended September 30, 2009 were $492.7 million, down $274.1 million, or 36%, versus the nine-month period ended September 30, 2008. This decline was a result of a decrease in volumes primarily in our flame retardants portfolio as a result of softness in the consumer electronics, automotive and construction sectors. Net sales also declined in our stabilizers and curatives product lines primarily due to reduced volumes, unfavorable product mix and raw material pass through impacts. Segment income declined 65%, or $54.6 million, to $29.0 million due mainly to lower sales volumes as well as lower production volumes which contributed to unfavorable fixed cost absorption, unfavorable product mix in stabilizers and curatives and the impact of foreign currency exchange rates for the nine-month period ended September 30, 2009, as compared to the nine-month period ended September 30, 2008.

Catalysts

Catalysts segment net sales for the nine-month period ended September 30, 2009 were $600.1 million, a decrease of $116.0 million, or 16%, versus the nine-month period ended September 30, 2008. This decrease was due primarily to unfavorable metals impacts on HPC refinery catalysts revenues, foreign currency exchange rates and lower FCC refinery catalysts volumes, and is partially offset by improved pricing in FCC refinery catalysts and Polyolefin catalysts. Segment income decreased 19%, or $24.4 million, to $106.8 million for the nine-month period ended September 30, 2009 compared to the same period in 2008, due mainly to unfavorable metals impacts on HPC refinery catalysts.

Fine Chemicals

Fine Chemicals segment net sales for the nine-month period ended September 30, 2009 were $354.4 million, a decrease of $112.1 million, or 24%, versus the nine-month period ended September 30, 2008. Segment income for the nine-month period ended September 30, 2009 was $28.1 million, down $42.6 million, or 60%, from the nine-month period ended September 30, 2008. These declines were due mainly to reduced sales and production volumes in the segment as well as unfavorable foreign currency exchange rates.

Corporate and other

For the nine-month period ended September 30, 2009, our Corporate and other expenses decreased $16.2 million, or 46%, to $19.1 million from the nine-month period ended September 30, 2008. This decrease was primarily due to first quarter 2009 adjustments of $7.8 million associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income. In addition, the nine-month period ended September 30, 2009 includes further cost savings associated with employee related expenses.

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

Cash Flow

Our cash balance increased by $7.1 million to $260.4 million at September 30, 2009 from $253.3 million at December 31, 2008. For the nine-month period ended September 30, 2009, our operations provided $259.4 million of cash compared to $161.8 million in the nine-month period ended September 30, 2008. This increase of $97.6 million, despite a $70.3 million decrease in net income, was due mainly to improved working capital performance. Cash flow from operations funded capital expenditures for plant, machinery and equipment of $83.6 million, net repayments of long-term debt of $113.1 million and dividends to shareholders of $33.3 million.

Net current assets decreased $79.7 million to $660.9 million at September 30, 2009 from $740.6 million at December 31, 2008. The decrease in net current assets was due primarily to a decrease in inventory, partially offset by a decrease in accounts payable and accrued expenses.

Capital expenditures of $83.6 million for the nine-month period ended September 30, 2009 were associated with plant, machinery and equipment improvements. We expect our capital expenditures to be approximately $95 to $100 million in 2009 mainly due to increases in plant, machinery and equipment in our Catalysts and Fine Chemicals segments. However, we continue to closely monitor our capital spending in light of the global economic situation and our cash generation. We anticipate that future capital expenditures will be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings including amounts available under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of September 30, 2009, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating from one of the major credit rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $395.0 million at September 30, 2009. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 0.6% during the three-month period ended September 30, 2009.

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590 million out of $675 million, approved the extension. No other changes to the agreement were part of the extension, and no fees, other than attorney fees, were paid. As a result of the extension, approximately $85 million and $590 million in commitments now have a maturity/expiration date of March 2012 and March 2013, respectively.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of September 30, 2009, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $793.1 million at September 30, 2009, compared to $906.1 million at December 31, 2008. In addition, at September 30, 2009, we had the ability to borrow $280.0 million under our March 2007 credit agreement and $187.6 million under other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $31.5 million at September 30, 2009. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment and various take or pay and throughput agreements (in thousands):

	4Q 2009	2010	2011	2012	2013	2014	There- after
Long-term debt obligations	$16,170	$8,419	$5,017	$7,421	$433,193	$6,014	$332,978
Capital lease obligation	1,801	3,758	3,975	2,073	—	—	—
Expected interest payments on long-term debtobligations*	6,376	24,960	26,618	29,223	22,188	19,128	2,808
Operating lease obligations (rental)	2,383	7,848	5,470	3,905	2,527	2,261	15,830
Take or pay / throughput agreements**	36,828	28,411	11,139	5,213	5,137	3,733	6,958
Letters of credit and guarantees	11,110	13,239	2,493	1,524	553	—	2,553
Capital projects	13,363	5,202	1,077	—	—	—	—
Facility divestiture obligation	583	—	—	—	—	—	—
Additional investment commitment payments	45	—	—	—	—	—	—

Total	$88,659	$91,837	$55,789	$49,359	$463,598	$31,136	$361,127

*	These amounts are based on a weighted-average interest rate of 0.6% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.1% for our remaining long-term debt obligations and capital lease for 2009. The weighted average interest rate for years 2010 and thereafter is 1.9% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.3% for our remaining long-term debt obligations and capital lease.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the expected required 2009 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans should approximate $11 million. We have made $2.4 million and $8.1 million in contributions to our qualified and nonqualified pension plans during the three-month and nine-month periods ended September 30, 2009, respectively. We estimate that the domestic qualified pension plan contributions could approximate $40 million over the next twelve months, a portion of which we may choose to fund before the end of 2009.

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

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them to not honor their contractual credit commitments or to not renew their extensions of credit or provide new sources of credit. Recently, the capital markets have shown signs of stabilizing after several quarters of volatility caused by adverse conditions that have lead to the consolidation, failure and near failure of a number of large financial services companies. Nevertheless, if the capital markets return to recent volatility, we may incur increased costs associated with borrowings. In that event, our ability to access the capital markets may be limited at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of the current financial, economic, and capital market conditions and uncertainty.

At September 30, 2009, we had the ability to borrow in excess of $465 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have a solid liquidity position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2008 except as noted below.

We had outstanding variable interest rate borrowings at September 30, 2009 of $441.7 million, bearing an average interest rate of 0.81%. A hypothetical 10% change (approximately 8 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.4 million as of September 30, 2009. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net liability position of $0.2 million at September 30, 2009. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in select foreign currency exchange rates from their levels as of September 30, 2009, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we have hedging contracts against would result in an increase of $0.8 million in the fair value of our foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of $1.4 million in the fair value of our foreign currency exchange hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2009, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of the senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the senior notes’ interest expense. At September 30, 2009, there were losses of approximately $1.1 million ($0.7 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

We also enter into natural gas hedge transactions from time to time with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas hedge contracts qualify as cash flow hedges and are marked to market. The unrealized gains and losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2009, there were no natural gas hedge contracts outstanding and none were purchased in the three-month period ended September 30, 2009. Additionally, any unrealized gains and losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but generally do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2009:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
July 1, 2009 to July 31, 2009	—	—	—	4,400,000
August 1, 2009 to August 31, 2009	—	—	—	4,400,000
September 1, 2009 to September 30, 2009	—	—	—	4,400,000

Total	—	—	—	4,400,000

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008 after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: November 6, 2009	By:	/s/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)