Form 10-K
period 2009-12-31
ALBEMARLE CORP
filed 2010-02-26
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of February 19, 2010: 91,314,008

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2.3 billion based on the reported last sale price of common stock on June 30, 2009, the last business day of the registrant’s most recently completed second quarter.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2009

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.

Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals for consumer electronics, petroleum refining, utilities, packaging, construction, automotive/transportation, pharmaceuticals, crop protection, food-safety and custom chemistry services. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

We and our joint ventures currently operate 45 facilities, encompassing production, research and development facilities, and administrative and sales offices in North and South America, Europe, the Middle East and Asia. We serve approximately 3,000 customers in over 100 countries. For information regarding our unconsolidated joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 44.

Business Segments

Our operations are managed and reported as three operating segments: Polymer Solutions, Catalysts and Fine Chemicals.

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 23, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 44.

Polymer Solutions

Our Polymer Solutions (formerly Polymer Additives) segment consists of two product market categories: flame retardants and stabilizers and curatives.

Flame Retardants. Our flame retardant technology enables the use of plastics in high performance applications by enhancing the fire safety properties of these materials. Some of the end market products that benefit from our flame retardants include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles, foam insulation, and foam seating in furniture and automobiles. We compete in all of the markets for the major flame retardant chemistries: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex®; our mineral-based flame retardants include products such as Martinal® and Magnifin®; and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

Stabilizers and Curatives. We produce plastic and other additives, such as curatives, antioxidants and stabilizers, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our additives products include curatives for polyurethane, polyurea, and epoxy system polymerization. This business also produces antioxidants and stabilizers to improve the performance integrity of thermoplastic resins. We are well-positioned for global growth, notably with our leading antioxidant supplier position in the rapidly growing Chinese market.

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

Albemarle Corporation and Subsidiaries

Customers

Our Polymer Solutions segment offers more than 70 products to a variety of end-markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, lubricant manufacturers, refiners and other specialty chemical companies.

Sales of Polymer Solutions in Asia are expected to grow long-term due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States, or U.S., and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the U.S., Europe, China and the Middle East. We are now operating three production facilities in China to deliver polymer solutions to this rapidly growing market.

A number of customers of our Polymer Solutions segment manufacture products for cyclical industries, including the consumer electronics, building and construction, and automotive industries. As a result, demand from our customers in such industries is also cyclical.

Competition

Our Polymer Solutions segment serves the following geographic markets: the U.S., Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and maintenance of a good safety record have also been important factors to compete effectively in the Polymer Solutions marketplace.

Competition also arises from the substitution of different polymers and resin systems in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which is why our product portfolio includes bromine, phosphorus and mineral chemistries that are common in over 80% of end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We offer our basic antioxidant products from lower cost manufacturing sites in China.

We are a market leader in the brominated flame retardants business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd. Industrial Products division, or Israel Chemicals. We are also a market leader in the phosphorus-based flame retardants business and in the mineral-based flame retardants business. Our most significant competitors in the phosphorus-based flame retardants business are Israel Chemicals, Jiangsu Yoke Technology Co., Ltd. and Zhejiang Wansheng Chemical Co., Ltd. Almatis GmbH, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH are our most significant competitors in the mineral-based flame retardants business. We are a market leader in the plastic additives business and our most significant competitors are BASF Corporation, Chemtura Corporation and Songwon Industrial Co., Ltd.

Raw Materials and Significant Supply Contracts

The major raw materials we use in our Polymer Solutions operations are bromine, bisphenol-A, phenol, benzene, caustic soda, phosphorus oxychloride, alumina trihydrate, polystyrene, isobutylene, and phosphorous derivatives, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.

The bromine we use in our Polymer Solutions segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited, or JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we now have a joint venture with Weifang Sinobrom Import and Export Company, Ltd., or Sinobrom, in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.

We entered into a range of phosphorus derivative supply agreements with Rhodia S.A. as part of the acquisition of the Rhodia polyurethane flame retardants business.

Catalysts

Our Catalysts segment includes refinery catalysts and polyolefin catalysts product categories.

Albemarle Corporation and Subsidiaries

Refinery Catalysts. Our two main refinery catalysts product lines are hydroprocessing, or HPC, catalysts and fluidized catalytic cracking, or FCC, catalysts and additives. In renewable, non-crude based fuels, we have also launched new catalysts for customers, along with ongoing research and development initiatives with additional potential customers.

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

Polyolefin Catalysts. We manufacture aluminum- and magnesium-alkyls, which are used as co-catalysts in the production of polyolefins, elastomers, alpha olefins, such as hexene, octene and decene, and organotin heat stabilizers and are used in the preparation of organic intermediates. We also produce metallocene/single-site catalysts, which aid in the development and production of new polymers that increase impact strength, clarity and melt characteristics of plastic films. We are continuing to build on our organometallics base and to expand the portfolio of products and capabilities we offer our customers.

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

Competition

Our Catalysts segment serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.

We are a market leader in the HPC and FCC catalysts markets and our major competitors in the HPC catalysts market include Criterion Catalysts and Technologies, W.R. Grace & Co./Advanced Refining and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co. and BASF Corporation. Some of our major catalysts competitors have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Chemtura Corporation, Tosoh Corporation, and W.R. Grace & Co.

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility despite our mitigating efforts. For example, molybdenum prices averaged $29.30/lb in 2008 but significantly declined in the fourth quarter of 2008 to end the year at $9.85/lb. In 2009, prices averaged $12.05/lb and finished the year at $12.24/lb. Our profitability may be affected if we are unable to recover significant raw material costs from our customers.

Fine Chemicals

Our Fine Chemicals segment consists of two categories: performance chemicals and fine chemistry services and intermediates.

Performance Chemicals. Performance chemicals include products such as elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, mercury control, paper manufacturing, water purification, beef and poultry processing and various other industrial applications. Other performance chemicals that we produce include tertiary amines for surfactants, biocides, disinfectants and sanitizers; potassium-based products used in industrial applications; alkenyl succinic anhydride

Albemarle Corporation and Subsidiaries

used in paper-sizing formulations; and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications. We sell these products to customers throughout the world for use in personal care products, automotive insulation, foundry bricks and other industrial products.

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

We will continue to sell methyl bromide in our current markets throughout 2010, as current regulations allow, with similar critical-use allowances compared to 2009. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the U.S., Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency, or EPA, the U.S. submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

Customers

Our Fine Chemicals segment manufactures more than 100 products, which are used in a variety of end-markets. Sales of products and services are mostly to chemical manufacturers and processors, including pharmaceutical, agricultural, drilling and oil services, water treatment and photographic companies, and to other specialty chemical companies.

Pricing for many of our fine chemicals is based upon negotiation with customers. The critical factors that affect prices are the level of technology differentiation we provide, the maturity of the product and the level of assistance required to bring a new product through a customer’s developmental process.

Competition

Our Fine Chemicals segment serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the fine chemicals marketplace.

We are a market leader in the bromine-based products groups and primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals. We are a leading producer of pharmaceutical bulk actives (i.e. ibuprofen and propofol) and we primarily compete with a few major Western competitors, such as BASF Corporation, Lonza, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian and Indian sources. We are seeking to differentiate ourselves from our competitors by developing new, high quality innovative products, offering cost reductions and enhancing the services that we offer.

Raw Materials

The major raw materials we use in our Fine Chemicals operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

Albemarle Corporation and Subsidiaries

The bromine that we use in our Fine Chemicals segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we now have our Sinobrom joint venture in China which allows us the option to source bromine directly from China’s Shandong Province brine fields.

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

Research and Development

We believe that in order to generate revenue growth, maintain our margins, and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Through research and development, we continue to seek increased margins by introducing value-added products and proprietary processes and innovative green chemistry technologies. Our green chemistry efforts focus on the development of products that benefit society in a manner that minimizes waste and the use of raw materials and energy, avoids the use of toxic reagents and solvents and is produced in safe, environmentally friendly manufacturing processes. Green chemistry is encouraged with our researchers through periodic focus group discussions and special rewards and recognition for outstanding new green developments.

Our research and development efforts support each of our business segments. The focus of research in Polymer Solutions is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators, and original equipment manufacturers but which also have superior toxicological and environmental profiles, such as our newly introduced EarthwiseTM brand, which provides polymer solutions that are greatly enhanced in both end product performance and environmental responsibility. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value-added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.

Catalysts research is focused on the needs of our refinery catalysts customers, our polyolefin catalysts customers, and the developing markets for advanced biofuels. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the polyolefin area, we are focused primarily on developing catalysts, co-catalysts and finished catalysts systems for polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers. For biofuel production, we work closely with customers to develop sustainable and efficient liquid fuels from renewable resources, including the supply of catalysts for the production of high-performance biodiesel.

The primary focus of our Fine Chemicals research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of bromine-based products for use as biocides in industrial water treatment and food safety applications and as additives used to reduce mercury emissions from coal-fired power plants.

We have recognized research and development expenses of $60.9 million, $67.3 million, and $62.7 million in 2009, 2008, and 2007, respectively.

Intellectual Property

Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2009, we owned approximately 1,600 active U.S. and foreign patents and had approximately 1,700 pending U.S. and foreign patent applications. We also have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations and foreign laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees. We maintain an active health, safety and environmental program. We finished 2009 with an occupational injury and illness rate of 0.34 for Albemarle employees and nested contractors.

Albemarle Corporation and Subsidiaries

Our business and our customers also may be subject to significant new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals, or REACH. REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern - such as Carcinogenic, Mutagenic and Reprotoxic, or CMRs; Persistent, Bioaccumulative and Toxic, or PBTs; very Persistent, very Bioaccumulative, or vPvB; and endocrine disruptors will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. In 2009, one of our products was designated by European regulators as a substance of very high concern under authorization, Hexabromocyclododecane, or HBCD. Our sales of HBCD approximate 1% of our total annual net sales.

The REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union will require us to incur significant additional compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain of our products subject to the REACH regulations.

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups in various countries in the world of certain brominated flame retardants. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation or reaction in our markets, independent of regulation. For example, in 2009 the State of Vermont passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses and upholstered furniture after July 1, 2010, and in televisions and computers after July 1, 2012. The State of Oregon also passed a ban on the use of decabromodiphenyl ether as a flame retardant after January 1, 2011. In December 2009, we, along with other leading producers announced a voluntary withdrawal, in cooperation with the EPA, from the production and sale of decabromodiphenyl ether in the U.S. over a period of three to four years. However, bills to restrict or ban the use of decabromodiphenyl ether are still under consideration in several states and in the U.S. House of Representatives.

Environmental Regulation

We are subject to numerous foreign, federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Ongoing compliance with such laws and regulations is an important consideration for us. Key aspects of our operations are subject to them; and we incur substantial capital and operating costs in our efforts to comply with them.

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

We record accruals for environmental and asset retirement obligation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Future developments and increasingly stringent environmental laws and regulations could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 40.

Climate Change

The growing concerns about climate change and the related imposition by governments of more stringent regulations may provide us with new or expanded business opportunities. Our Catalysts segment seeks to capitalize on the “green revolution” by

Albemarle Corporation and Subsidiaries

providing solutions to companies pursuing alternative fuel products and technologies, such as biofuels, gas-to-liquids, and others. As demand for, and legislation mandating or incentivizing the use of, alternative fuels and alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to invest in, and expand our product offerings of, alternative fuel technologies. As a result of the investments in alternative fuel technology products and services to date and our continued focus on these growth areas, we believe we are well positioned to take advantage of opportunities that may arise if new legislation is enacted. See also page 14 for further discussion on climate change in Item 1A. Risk Factors.

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

On October 27, 2009, we entered into an agreement with Ibn Hayyan Plastic Products Company (TAYF), an affiliate of Saudi Basic Industries Corporation (SABIC), to form a joint venture called Saudi Organometallic Chemicals Company (SOCC). Under the terms of the joint venture agreement, the two parent companies will build a world-scale organometallics production facility strategically located in the Arabian Gulf Industrial City of Al-Jubail. Start-up of this facility is anticipated by early 2012.

On September 8, 2009, we announced the execution of a Memorandum of Understanding (MOU) to form a strategic alliance with MeadWestvaco Specialty Chemicals (NYSE: MWV), a leading global supplier of activated carbon. The alliance will secure a domestic supply of wood-based activated carbon to complement our portfolio of total mercury removal solutions to the power industry and will launch MWV Specialty Chemicals as a commercial supplier to this emerging market.

On December 5, 2008, we reached agreement with Weifang Sinobrom Import and Export Company, Ltd. to form a new Fine Chemicals joint venture that combined the existing business of Sinobrom, a leading marketer of bromine derivatives in China, with our global bromine expertise across the world. The new joint venture, Sinobrom Albemarle Bromine Chemicals (Shandong) Company Ltd., is 75% owned by us and creates new growth platforms for us in Shandong province, the heart of the Chinese bromine and derivatives market.

Effective July 31, 2008, we acquired Sorbent Technologies Corporation, a full-service power plant mercury-control provider, for approximately $22.4 million. This acquisition broadened our current bromine offerings and allowed us to bring innovative, low-cost turnkey solutions to utilities and other bromine-based mercury solutions providers in the industry while complementing our existing green solutions portfolio and our ongoing mission to provide innovative and viable clean energy products and services to the marketplace.

On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Our ownership interests in these Polymer Solutions segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.4 million payable in cash due primarily within one year. On June 30, 2008, we acquired the remaining 25% interests of each of these joint ventures for approximately $19.9 million.

Employees

As of December 31, 2009, we had 3,950 employees of whom 2,035, or 52%, are employed in the U.S.; 1,345, or 34%, are employed in Europe; and 570, or 14%, are employed in Asia. Approximately 18% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters-Industrial Trades Division; and

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

We have two works councils representing the majority of our European sites—Amsterdam, the Netherlands and Bergheim, Germany—covering approximately 900 employees. In addition, we have approximately 50 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that we have a generally good relationship with these councils and bargaining representatives. In September 2009, we entered into

Albemarle Corporation and Subsidiaries

consultation processes under local laws at our Amsterdam and Bergheim locations for restructuring programs that include planned reductions in force. At December 31, 2009, we accrued approximately $1.6 million in related charges for our Amsterdam restructuring program. At December 31, 2009, the exact cost of the Bergheim restructuring program could not be determined; however, we estimate the cost associated with this program will be in the range of $7 million to $10 million.

Stock Split

On February 7, 2007, our Board of Directors approved a two-for-one stock split in the form of a share distribution. We distributed approximately 47.8 million shares of common stock on March 1, 2007, to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split.

Available Information

Our internet website address is http://www.albemarle.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Albemarle.

Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit, Health Safety and Environmental, Executive Compensation, and Nominating and Governance Committees are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801, or by calling (225) 388-7654.

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

A global economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to global economic conditions, including a stringent credit market, which can impact our liquidity as well as the liquidity of our customers and suppliers, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that can affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers can delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to us. If a global recession arises and continues for significant future periods or if economic conditions deteriorate significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to three years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units and may vary materially by quarter. In addition, the timing and profitability of HPC catalysts sales can have a significant impact on revenue and profit in any one quarter. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on climate and other environmental conditions, which may prevent farming for extended periods. In addition, crop pricing and timing of when farms alternate from one crop to another crop in a particular year can also alter sales of agrichemicals.

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

We also expect competition to increase as our competitors develop and introduce new and enhanced products. For example, our Fine Chemicals segment is experiencing increased competition from large-scale producers of pharmachemicals, particularly from Asian sources. In our Catalysts segment, our petroleum refinery customers are processing crude oil feedstocks of declining quality, while at the same time operating under increasingly stringent regulations requiring the gasoline, diesel and other fuels they produce to contain fewer impurities, including sulfur. As a result, our petroleum refining customers are demanding more effective and more cost-effective

Albemarle Corporation and Subsidiaries

catalysts products. As new products enter the market, our products may become obsolete or competitors’ products may be marketed more effectively than our products. If we fail to develop new products, maintain or improve our margins with our new products or keep pace with technological developments, our business, financial condition, results of operations and cash flows will suffer.

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have approximately 30 facilities located outside the United States, including facilities and offices located in Austria, Australia, Belgium, Brazil, France, Germany, Hungary, India, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Russia, Saudi Arabia, Singapore, United Arab Emirates and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. Dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	transportation and other shipping costs may increase;

•	intellectual property rights may be more difficult to enforce;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	trade sanctions could result in losing access to customers and suppliers in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

Albemarle Corporation and Subsidiaries

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises; and

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

We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each of our foreign operating subsidiaries and consolidated joint ventures are reported in the relevant functional currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar may adversely affect the recorded levels of our assets and liabilities because foreign assets and liabilities, as well as net sales, cost of goods sold and operating margins, that are translated into U.S. Dollars for presentation in our financial statements could result in exchange losses. The primary currencies for which we have foreign currency rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Yuan and the U.S. Dollar (in certain of our foreign locations). Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or sales transaction using a different currency from the currency in which it receives revenues. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

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

Albemarle Corporation and Subsidiaries

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

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we may become subject. Potentially, some form of U.S. federal regulation is forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation. Additionally, some of our operations are within other jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions. For example, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol is set to expire in 2012 and global attention is focused on the development of a successor global policy framework. The outcome of new legislation in the U.S. and other jurisdictions in which we operate may result in new or additional regulation, additional charges to fund energy efficiency activities or other regulatory actions. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs or additional taxes or reduced emission allowances. We may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations through our contractual terms, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely effect our operations.

Contractual indemnities may be ineffective in protecting us from environmental liabilities.

At several of our properties where hazardous substances are known to exist (including some sites where hazardous substances are being investigated or remediated), we believe we are entitled to contractual indemnification from one or more former owners or operators; however, in the event we make a claim, the indemnifier may disagree with us or not have the financial capacity to fulfill its indemnity obligation. If our contractual indemnity is not upheld or effective, our accrual and/or our costs for the investigation and cleanup of hazardous substances could increase materially.

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

The only brominated flame retardant that we currently sell that has been banned for specified applications to date is decabromodiphenyl ether, which was banned for some applications in the States of Washington, Maine, Oregon and Vermont. In 2009 the State of Vermont passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses and upholstered furniture after July 1, 2010, and in televisions and computers after July 1, 2012. The State of Oregon also passed a ban on the use of decabromodiphenyl ether as a flame retardant after January 1, 2011. In December 2009, we, along with other leading producers announced a voluntary withdrawal, in cooperation with the EPA, from the production and sale of decabromodiphenyl ether in the U.S. over a period of three to four years. However, bills to restrict or ban the use of decabromodiphenyl ether are still under consideration in several states and in the U.S. House of Representatives.

Norway restricted decabromodiphenyl ether in April 2008, except for certain transportation applications. On April 1 2008, the European Court of Justice annulled the exemption of decabromodiphenyl ether from the RoHS Directive, ruling that the European Commission had followed an incorrect procedure when adopting the exemption. As a consequence, the use of decabromodiphenyl ether in electrical and electronic equipment was banned in the European Union effective July 1, 2008. In 2009, approximately 1% of our net sales were derived from decabromodiphenyl ether. None of these legislative restrictions has caused or is expected to cause a significant adverse effect on our profitability.

Albemarle Corporation and Subsidiaries

Additionally, agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants, including decabromodiphenyl ether, hexabromocyclododecane and tetrabromobisphenol A. We manufacture each of these brominated flame retardants. In 2009 the United Nations’ UNECE agency decided that hexabromocyclododecane meets the technical requirements to be considered a “persistent organic pollutant”, or POP. Additional evaluations will be conducted before any action is taken against the sale of hexabromocyclododecane. Our expectation is that, if no exemptions to the POP ruling are granted, the sale of hexabromocyclododecane could be banned in Europe as soon as mid-2012.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on a weighted average interest rate of 2.8% and outstanding borrowings at December 31, 2009 of $812.7 million, our annual interest expense would be approximately $22.8 million. A hypothetical 10% change (approximately 8 basis points) in the average interest rate applicable to the variable portion of such borrowings would change our annualized interest expense by approximately $0.4 million. Our business may not generate sufficient cash flow from operations to service our debt obligations. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or our inability to refinance our credit facilities at existing interest rate spreads or at other commercially reasonable terms, could have a material adverse effect on our business and financial condition.

Conditions in the global credit markets have improved in recent months but remain tenuous relative to the credit environment 18-24 months ago. More stringent credit standards and heightened uncertainty regarding the impact of prospective regulatory changes regarding capitalization and other requirements of major financial institutions are factors that could impede our ability to refinance our obligations on commercially reasonable terms and result in a material adverse effect on our business or financial condition. Since we extended the maturity of our March 2007 credit agreement in early 2008, before the recent period of financial and credit market volatility manifested, we do not have any significant obligation maturing before 2013. Availability under existing committed credit facilities is expected to be sufficient for our working capital and capital expenditure needs.

Restrictive covenants in our debt instruments may adversely affect our business.

Our March 2007 credit agreement and the indenture governing the senior notes contain certain restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in our March 2007 credit agreement, the indenture governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 38.

A downgrade of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.

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

Albemarle Corporation and Subsidiaries

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

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

We may incur significant charges in the event we close or divest all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant.

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

As of December 31, 2009, we had 3,950 employees. Approximately 18% of our 2,035 U.S. employees are unionized. Our collective bargaining agreements expire in 2010 and 2011. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

Albemarle Corporation and Subsidiaries

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

We have several defined benefit pension plans around the world, including in the U.S., the Netherlands, Germany, Belgium, and Japan, covering most of our employees. The U.S. plans represent approximately 92% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

During 2009, we made a $25.0 million voluntary contribution to our U.S. qualified defined benefit pension plans. We anticipate that the funded status of each of our U.S. qualified defined benefit pension plans will be at least 80% and, therefore, the plans will not be subject to benefit limitations in conjunction with the Pension Protection Act of 2006. Further, based on the $25.0 million contribution made in December 2009, no minimum contribution is expected to be required for 2010. However, we may choose to make additional voluntary pension contributions in 2010. Contributions after 2010 could vary depending on factors such as asset returns, then-current interest rates, and legislative changes. The amount we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

Albemarle Corporation and Subsidiaries

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

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to affect negatively the economy in general and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

Item 1B.	Unresolved Staff Comments.

NONE

Item 2.	Properties.

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained, effectively used and are adequate to operate our business. During 2009, the Company’s manufacturing plants operated at approximately 55% capacity in the aggregate.

Set forth below is information at December 31, 2009 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Principal executive offices	Leased

Bayport, Texas	Production of refinery catalysts, research and development activities	Owned

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Mobile, Alabama	Production of tin stabilizers	Owned by Arkema Group LLC who operates the plant for Stannica LLC, a joint venture owned by us and Arkema Group LLC

Nanjing, China	Technology center, product repackaging and flame retardant production	Owned; on leased land

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemicals, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Production of bromine and derivatives and flame retardants	Leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin Magnesiaprodukte GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Shandong, China	Regional sales and administrative offices	Owned by Shandong Sinobrom, a joint venture in which we own a 75% interest and Weifang Sinobrom Import & Export Co, Ltd. owns a 25% interest

South Haven, Michigan	Production of custom fine chemicals including pharmaceutical actives	Owned

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Teesport, United Kingdom	Production of fine chemicals, including emulsifiers, corrosion inhibitors, scale inhibitors and esters	Owned; on leased land

Twinsburg, Ohio	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	Production of custom fine chemicals, agricultural intermediates, performance polymer products and research and development activities	Owned

Albemarle Corporation and Subsidiaries

Item 3.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation, or NOV, from the EPA Region 4 regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on our results of operations or financial position.

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

NONE

Executive Officers of the Registrant.

The names, ages and biographies of our executive officers and other certain officers as of February 26, 2010 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (April 20, 2010).

Name	Age	Position

Mark C. Rohr	58	Chairman of the Board, President, and Chief Executive Officer

John M. Steitz	51	Executive Vice President and Chief Operating Officer

Luther C. Kissam, IV	45	Executive Vice President, Manufacturing and Law and Secretary

Richard J. Diemer, Jr.	51	Senior Vice President and Chief Financial Officer

Milan R. Shah	34	Vice President, Business Development

Ronald R. Gardner	58	Vice President, Fine Chemicals

Darian K. Rich	49	Vice President, Human Resources

John J. Nicols	45	Vice President, Catalysts

Anthony S. Parnell	50	Vice President, Polymer Solutions

Matthew K. Juneau	49	Vice President, Global Sales, Service and Operations Planning

Ronald C. Zumstein	48	Vice President, Manufacturing Operations

Richard G. Fishman	57	Vice President, Treasurer and Chief Tax Counsel

David W. Clary	50	Vice President, Chief Sustainability Officer

William B. Allen, Jr.	45	Vice President and Corporate Controller

Mark C. Rohr was elected as our Chairman of the Board, President and Chief Executive Officer effective August 1, 2008. Mr. Rohr previously served as President and Chief Executive Officer from October 1, 2002 through July 31, 2008 and as President and Chief Operating Officer from January 1, 2000 through September 30, 2002. Mr. Rohr also served as Executive Vice President, Operations from March 22, 1999 through December 31, 1999. Before joining the Company, Mr. Rohr served as Senior Vice President, Specialty Chemicals of Occidental Chemical Corporation (chemical manufacturer with interests in basic chemicals, vinyls, petrochemicals and specialty products and subsidiary of Occidental Petroleum Corporation). Mr. Rohr currently serves as a director on the Boards of Directors of Celanese Corporation and Ashland Inc.

Albemarle Corporation and Subsidiaries

John M. Steitz was appointed as our Executive Vice President and Chief Operating Officer effective April 11, 2007. Mr. Steitz served as Senior Vice President, Business Operations since January 1, 2004 and as Vice President, Business Operations from October 2002 until January 2004. From July 2000 until October 2002, Mr. Steitz served as Vice President, Fine Chemicals on a global basis. Before joining us, he was Vice President and General Manager, Pharmaceutical Chemicals of Mallinckrodt, Incorporated (global provider of specialty healthcare products in the areas of diagnostic imaging, respiratory care and pain relief, and business unit of Tyco Healthcare) for 22 years. Mr. Steitz currently serves as a director on the Board of Directors of Innophos Holdings Inc.

Luther C. Kissam, IV was named Executive Vice President, Manufacturing and Law and Secretary in May 2009. Previously, he served as Senior Vice President, Law and Manufacturing, and Corporate Secretary since January 8, 2008. Mr. Kissam joined us in September 2003 and served as Vice President, General Counsel and Secretary from that time until December 16, 2005 when he was promoted to Senior Vice President, General Counsel and Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

Richard J. Diemer, Jr. joined us on August 15, 2005, and was elected Senior Vice President and Chief Financial Officer effective September 1, 2005. Before joining us, he served as the Senior Portfolio Manager, Equities at Honeywell International Inc. (provider of aerospace products and services, control technologies for buildings, home and industry, automotive products, turbochargers and specialty materials) since December 2004. Prior to that, he was Vice President, Equity Research from March 2002 to December 2004 and Chief Financial Officer of Honeywell Specialty Materials (subsidiary of Honeywell International, Inc.) from July 2000 to March 2002.

Milan R. Shah joined us on December 18, 2008 and was elected Vice President, Business Development effective February 18, 2009. Before joining us, Mr. Shah was with Deutsche Bank Securities, Inc. as a senior investment banker within its chemical industry advisory practice. While at Deutsche Bank, he worked with many of the leading companies in the chemical industry, including Albemarle, on financings, portfolio management, merger and acquisition execution and strategy development.

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

Darian K. Rich joined us on October 29, 2008 and was elected Vice President of Human Resources effective November 1, 2008. Before joining us, Mr. Rich served 12 years with The Coca-Cola Company where he held several positions in the U.S. as Vice President, Human Resources and Asia in both line management and corporate operations and most recently as Vice President of Coca-Cola’s International Human Resource Services.

John J. Nicols joined the Company and Ethyl Corporation in February 1990 and served as our Vice President, Fine Chemicals from June 2002 until January 1, 2007 when he was elected Vice President, Catalysts. Previously, Mr. Nicols ran our Global Flame Retardants business from February 1999 through June 2002. Additionally, Mr. Nicols led our Bromine Businesses in Asia from Tokyo, Japan from 1995 through 1998. Before joining us, Mr. Nicols worked for three years in manufacturing and research and development for Hercules, Inc. (specialty chemicals).

Anthony S. Parnell was elected Vice President, Polymer Solutions effective May 13, 2009. He previously held the position of Vice President, Global Sales, Service and Operations Planning since January 1, 2007. Prior to that, Mr. Parnell served as Vice President, Americas Sales Operations since 2002, and was Managing Director of our European Operations from 1996 until 2002. He previously served in various commercial leadership positions at the Company and Ethyl Corporation since 1982.

Matthew K. Juneau was elected Vice President, Global Sales and Service on May 13, 2009. Mr. Juneau previously held the position of Division Vice President of our performance chemicals business in the Fine Chemicals division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.

Ronald C. Zumstein was elected Vice President, Manufacturing Operations effective March 31, 2008. Dr. Zumstein previously served as our Vice President of Health, Safety and Environment and Vice President of Manufacturing for our Polymer Solutions division. Dr. Zumstein previously held various positions of increasing responsibility since joining the Company and Ethyl Corporation in 1987, including serving as Plant Manager at several of our U.S. manufacturing locations.

Richard G. Fishman was elected Vice President, Treasurer and Chief Tax Counsel effective February 18, 2009. Mr. Fishman joined us on May 22, 2006 and previously served as our Vice President Tax and Chief Tax Counsel. Before joining us, he served nearly 18 years with Honeywell International Inc. (formerly known as AlliedSignal Inc.) in various tax positions, most recently as Director of International Taxation & Associate General Tax Counsel.

Albemarle Corporation and Subsidiaries

David W. Clary was elected Vice President and Chief Sustainability Officer effective July 1, 2008. Dr. Clary previously served as Division Vice President of our Fine Chemistry Services from January 1, 2006 until July 2008. Since joining the Company and Ethyl Corporation in 1985, Dr. Clary served as Director of Fine Chemicals Research and Development, and in other positions in research and development, manufacturing, and business management.

William B. Allen, Jr. was elected Vice President and Corporate Controller on May 13, 2009. Mr. Allen had previously served as our Chief Financial Officer for our Catalysts and Fine Chemicals divisions from January 2006 until April 2009 and Corporate Controller from September 2003 until December 2005. Mr. Allen held various other financial positions of increasing responsibility since joining us in May of 1994, including Director of Finance for our European operations from April 1997 until June 2002.

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

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2008
First Quarter	$41.15	$31.99	$0.120
Second Quarter	$45.90	$34.73	$0.120
Third Quarter	$42.45	$29.71	$0.120
Fourth Quarter	$30.90	$16.16	$0.120

2009
First Quarter	$24.96	$15.54	$0.125
Second Quarter	$30.00	$20.99	$0.125
Third Quarter	$35.40	$23.31	$0.125
Fourth Quarter	$37.62	$31.00	$0.125

There were 91,509,099 shares of common stock held by 3,798 shareholders of record as of December 31, 2009. On February 17, 2010, we declared a dividend of $0.14 per share of common stock, payable April 1, 2010.

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2009:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
October 1, 2009 to October 31, 2009	—	—	—	4,400,000

November 1, 2009 to November 30, 2009	121,800	$32.82	121,800	4,278,200

December 1, 2009 to December 31, 2009	53,100	$34.18	53,100	4,225,100

Total	174,900	$33.23	174,900	4,225,100

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Albemarle Corporation and Subsidiaries

Item 6.	Selected Financial Data.

The information for the five years ended December 31, 2009, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

Albemarle Corporation and Subsidiaries

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

The following is a discussion and analysis of results of operations for the years ended December 31, 2009, 2008 and 2007. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 38.

Overview and Outlook

We are a leading global developer, manufacturer, and marketer of highly-engineered specialty chemicals for consumer electronics, petroleum refining, utilities, packaging, construction, automotive/transportation, pharmaceuticals, crop protection, food-safety and custom chemistry services. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, flexible, low-cost global manufacturing base, and experienced management team enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

Our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers to our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts, on-going productivity improvements and strong balance sheet position us well to take advantage of strengthening economic conditions while softening the negative impact of any temporary disruption in the economy.

2009 Highlights

•

Formation of Aluminum Alkyls Joint Venture with SABIC. On October 27, 2009, we entered into an agreement with Ibn Hayyan Plastic Products Company (TAYF), an affiliate of Saudi Basic Industries Corporation (SABIC), to form a joint venture called Saudi Organometallic Chemicals Company (SOCC). Under the terms of the joint venture agreement, the two parent companies will build a world-scale organometallics production facility strategically located in the Arabian Gulf Industrial City of Al-Jubail. Start-up for this facility is anticipated by early 2012.

•

Formation of Strategic Alliance with MeadWestvaco. We announced on September 8, 2009, a strategic alliance with MeadWestvaco Specialty Chemicals (NYSE: MWV), a leading global supplier of activated carbon. The alliance will secure a domestic supply of wood-based activated carbon to complement our portfolio of total mercury removal solutions to the power industry and will launch MWV Specialty Chemicals as a commercial supplier to this emerging market.

•

Breakthrough in Flame Retardant Materials Technology. On December 8, 2009, we announced the launching of our first fire safety solution under our new EarthwiseTM brand, GreenarmorTM, which is due to be commercially available in late 2010. Greenarmor TM is a unique, organic flame retardant suitable for use in a variety of plastic resins that will provide better performance across a wide range of applications, while improving the sustainability of the plastic resins used in many consumer products. This product is one of many in our developing portfolio of other sustainable fire safety and chemical solutions for diverse industries to address societal and industry expectations for sustainable technology and increased levels of product performance.

•

Introduction of New Refinery Catalysts Products. During 2009, we introduced new products in our Refinery Catalysts business. Our Ketjenfine® 868 product, designed to significantly improve the performance of vacuum gas oil, or VGO, hydrocracking pretreatment performance, is built on our patented STARSTM technology and offers best-in-class hydroprocessing activity for VGO units where both high aromatics saturation and hydrodenitrogenation activity are required. Also, we launched our “GO-ULTRA” fluid catalytic cracking product, a powerful new catalyst specifically designed for application to gas oil feeds to increase naphtha yields while significantly reducing coke, a critical advantage for refiners.

•

Process Optimization and Restructuring Programs. During 2009, we launched a series of process optimization and restructuring programs designed to improve fundamental business processes and build more optimal operating and transactional processing structures across our global operating facilities. As a result, our 2009 operating costs were approximately $100 million lower than comparative 2008 costs. Late in 2009 we initiated discussions with our works councils that will give rise to a restructuring of our workforce in a number of our European locations and plants. The implementation of these restructuring programs will extend past 2010. Also, we have identified and are in the process of implementing a number of other cost savings initiatives in 2010, some of which will extend into 2011, which will further reduce our costs and improve the efficiency and effectiveness of our processes.

Albemarle Corporation and Subsidiaries

•

Working Capital and Cash Generation. We maintained very strong controls over our working capital and focus on cash generation as we endured the difficult economic environment that affected much of 2009. As a result, we were able to reduce our working capital in 2009 by approximately $136 million, generate cash from operations in the amount of $358.5 million, a 10% increase over 2008, and reduce debt by $119.6 million.

•

Increased Dividends. We increased our dividend for the 15th consecutive year, ending the year at an annual dividend rate of $0.50 per share. Also, on February 17, 2010, we increased our quarterly dividend by 12% to $0.14 per share, payable on April 1, 2010.

2010 Outlook

Polymer Solutions: Our restructuring initiatives and operational efficiency improvements coupled with stronger consumer electronics demand are expected to help drive improved profitability of our Polymer Solutions segment in 2010. In the longer term, we believe the increasing standard of living around the globe should drive higher demand for electrical and electronic equipment and new construction, and the potential for increasingly stringent fire-safety regulations and global climate initiatives should increase the need for insulation materials. We remain cautious, however, on potential volatility in some end markets.

We have a strong presence in China and expect to continue building on the foundation for expanding our business footprint in Asia. The newly added capacity of our antioxidants facility in Shanghai will be on-line in first quarter 2010. In addition, we produce phosphorous-based flame-retardants at our Nanjing site to serve the Asia-Pacific construction and electronic markets.

A significant result of our investments in research and development is the creation of the EarthwiseTM family of sustainable products. The first EarthwiseTM product from our Polymer Solutions segment is a fire safety solution called GreenarmorTM, which we expect to be commercially available by late 2010. The EarthwiseTM portfolio is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: We expect revenue growth in our Catalysts segment to be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as part of the clean air initiatives. While we continue to monitor developments in the global economy, we expect growth in our Catalysts segment in 2010 to come primarily from HPC refills that customers have delayed for some time, new product introductions, new markets that we penetrate and the continued global growth in our polyolefin catalysts business.

A key strategic focus in our Catalysts segment is globalizing and leading in emerging markets. We expect to leverage our existing positions in Asia, Brazil and Middle East, and work with our joint ventures to capitalize on growth opportunities in those regions. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us for the longer term to lead in another key developing market and the fast growing Middle East polyolefins market. While our current HPC capacity is expected to meet demand growth in this business in the coming years, we continue to believe we will need additional HPC capacity in the future to meet expected longer term increased global demand. We must also successfully pass through metals costs and ensure optimal inventory levels. Our focus in FCC catalysts has been on improving margins and delivering high-performing, superior quality products to meet the unique demands of refiners.

We are also focused on new product development in Catalysts and have introduced new value-added refining solutions and technologies that will enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned so we can continue to bring innovative technologies to the market. Additionally, our alternative fuel technologies business is positioned to serve the rapidly growing biofuels industry. We expect to continue exploring new alternative fuel opportunities by partnering with leading technology developers like Neste Oil Corporation on their second generation renewable diesel, as well as opportunities in Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable as oil prices increase.

Fine Chemicals: Our Fine Chemicals segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we expect stable growth in 2010 as we continue to expand the breadth of use of our bromine and bromine derivatives. In addition to an overall focus on margin improvement, our two strategic areas of focus in our Fine Chemicals segment have been to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business. Improved bromine asset utilization rates and operational efficiencies will aid in this segment’s profit growth in 2010.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. As we supply bromine feed stocks to our Polymer Solutions segment, our profitability is generally impacted as market conditions change in that sector. The negative impact from weak market conditions subsided as 2009 closed, and we expect continued slow but steady growth in our bromine derivatives. Also, our new fine chemistry services products

Albemarle Corporation and Subsidiaries

pipeline is strong and opportunities are expanding. Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We are continuing our focus on reducing working capital and maximizing cash generation. In addition, we will continue to focus on tax efficiency, however, incremental income is more likely to be earned in locales with higher incremental rates than was the case in 2009. We believe our global effective tax rate for 2010 should be in the range of 18% to 20% but will vary based on the locales in which income is actually earned. We also expect increased expense for 2010 from our U.S pension and other postretirement plans of approximately $15 million based on year-end 2009 discount rates and a reduction in our assumed rate of return on plan assets. We increased our quarterly dividend payout in the first quarter of 2010 to $0.14 per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2010 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income.

Selected Financial Data

	Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(In millions, except percentages and per share amounts)
NET SALES	$2,005.4	$2,467.1	$2,336.2	(19)%	6%
Cost of goods sold	1,521.5	1,859.4	1,713.7	(18)%	9%

GROSS PROFIT	483.9	607.7	622.5	(20)%	(2)%
GROSS PROFIT MARGIN	24.1%	24.6%	26.6%

Selling, general and administrative expenses	212.6	255.1	245.0	(17)%	4%
Research and development expenses	60.9	67.3	62.7	(10)%	7%
Port de Bouc facility disposition charges	12.4	38.5	—	*	*
Restructuring and other charges	11.6	25.8	—	*	*
Dayton facility closure charge	—	—	4.9	*	*

OPERATING PROFIT	186.4	221.0	309.9	(16)%	(29)%
OPERATING PROFIT MARGIN	9.3%	9.0%	13.3%
Interest and financing expenses	(24.6)	(38.2)	(38.3)	(36)%	0%
Other (expenses) income, net	(1.4)	0.6	6.2	*	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	160.4	183.4	277.8	(13)%	(34)%
Income tax (benefit) expense	(7.0)	(6.5)	55.1	*	*
Effective tax rate	(4.4)%	(3.6)%	19.8%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	167.4	189.9	222.7	(12)%	(15)%
Equity in net income of unconsolidated investments (net of tax)	22.3	23.1	24.6	(3)%	(6)%

NET INCOME	$189.7	$213.0	$247.3	(11)%	(14)%
Net income attributable to noncontrolling interests	(11.3)	(18.8)	(17.6)	(40)%	7%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$178.4	$194.2	$229.7	(8)%	(15)%

PERCENTAGE OF NET SALES	8.9%	7.9%	9.8%

Basic earnings per share	$1.95	$2.12	$2.41	(8)%	(12)%

Diluted earnings per share	$1.94	$2.09	$2.36	(7)%	(11)%

*	Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2009 to 2008

Net Sales

For 2009, we recorded net sales of $2.01 billion, a decrease of $461.7 million, or 19%, compared to net sales of $2.47 billion for 2008. This decrease was due primarily to lower volumes and unfavorable price/mix across our operating segments, including metals pass through impacts. Overall, volumes declined 12% with another 5% decline due to price/mix compared to 2008.

Our Polymer Solutions segment’s net sales for 2009 decreased $218.3 million, or 24%, compared to 2008 primarily due to lower volumes of 19%, mix of 4%, and unfavorable foreign currency of 1%. Our Catalysts segment’s net sales decreased $115.7 million, or 13%, due mainly to an 8% decline in price/mix including metals pass through impacts, a 4% decrease in volume and a 1% decrease related to foreign currency. Our Fine Chemicals segment’s net sales decreased $127.7 million, or 20%, primarily due to lower volumes of 16%, unfavorable price/mix of 3%, and a decrease of 1% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For 2009, our gross profit decreased $123.8 million, or 20%, from 2008 to $483.9 million due mainly to volume declines, unfavorable production rate impacts on cost in our bromine franchise and high cost metals impacts on HPC refinery catalysts, offset mainly by favorable manufacturing cost spending resulting from our recent cost saving actions. During 2009, we operated our manufacturing facilities at reduced rates to control inventory levels, contributing to unfavorable profit effects from lower fixed cost absorption. Overall, these factors contributed to our decline in gross profit margin for 2009 to 24.1% from 24.6% in 2008.

Selling, General and Administrative Expenses

For 2009, our selling, general and administrative, or SG&A, expenses decreased $42.5 million, or 17%, from 2008. This decrease was primarily due to a reduction in personnel costs and discretionary spending resulting from our recent cost saving actions including first quarter 2009 adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 10.6% in 2009 versus 10.3% in 2008.

Research and Development Expenses

For 2009, our research and development, or R&D, expenses decreased $6.4 million, or 10%, from 2008. This decrease was primarily due to reductions in personnel related costs and other discretionary spending offset with continuing investment in technologies supporting our growth programs across our segments. As a percentage of net sales, our R&D expenses were 3.0% and 2.7% in 2009 and 2008, respectively.

Port de Bouc Facility Disposition Charges

Our 2008 results included a charge of $38.5 million ($33.4 million after income taxes) related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge was principally due to the disposition of long-term assets of $22.6 million and other charges totaling $15.9 million. In 2009, we incurred $12.4 million in additional pre-tax charges ($8.2 million after income taxes) associated with the final contractual settlement of this disposition. Monetary obligations associated with these charges were substantially settled in 2009 using cash flow from operations.

Restructuring and Other Charges

The year ended December 31, 2009 includes $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs related principally to planned reductions in force and to the write-off of certain assets at our Arkansas facility. Our 2008 results include a charge amounting to $25.8 million ($16.8 million after income taxes) related to restructuring activities, principally reductions in force at various locations across our operating segments. The programs associated with these charges have and will continue to yield favorable impacts in our reported operating costs in 2009 and beyond. We will fund the majority of the obligations associated with these charges with cash flow from operations.

Interest and Financing Expenses

Interest and financing expenses for 2009 decreased $13.6 million from 2008 to $24.6 million due mainly to lower average interest rates on our March 2007 credit agreement.

Other (Expenses) Income, Net

Other (expenses) income, net for 2009 decreased $2.0 million from 2008 to a net expense of $(1.4) million primarily due to a decrease in interest income as a result of lower average interest rates.

Albemarle Corporation and Subsidiaries

Income Tax (Benefit) Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2009, our effective income tax rate was (4.4)% compared to (3.6)% for 2008. The effective tax rate for 2009 reflects $22.8 million in tax benefits comprised mainly from the settlement of the Internal Revenue Service, or IRS, tax audits for the tax years 2005 through 2007. Excluding these tax benefits and other specials, the effective tax rate for 2009 was 13.0%. The 2008 period was impacted by a net $5.1 million benefit related to the divestiture of our Port de Bouc, France operations, a net $32.4 million benefit from the settlement of the IRS tax audits for the tax years 2000 through 2004, a tax reserve of $6.9 million due to changes in tax rules and $3.9 million in valuation allowances based upon an assessment of our ability to use certain net operating losses.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2009 and 2008, respectively, are as follows:

	% of Income Before Income Taxes
	2009	2008
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.1	(0.5)
Change in valuation allowance	(0.9)	14.6
Impact of foreign earnings, net	(22.6)	(26.0)
Effect of net income attributable to noncontrolling interests	(0.8)	(0.8)
Loss on investment in foreign operations	—	(11.4)
Effect of completing domestic audits	5.7	0.8
Depletion	(1.7)	(2.6)
Revaluation of unrecognized tax benefits/reserve requirements	(19.7)	(11.2)
Other items, net	(0.5)	(1.5)

Effective income tax rate	(4.4)%	(3.6)%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $22.3 million for 2009 compared to $23.1 million in 2008. This net decrease of $0.8 million is due primarily to the Catalysts segment with lower equity earnings from its Nippon Ketjen joint venture partially offset by improved year over year earnings from its Brazilian joint venture FCC SA.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $11.3 million in 2009 compared to $18.8 million in 2008. This decrease of $7.5 million is due primarily to lower earnings of Jordan Bromine Company Limited resulting from lower bromine volumes as well as lower earnings of Stannica LLC.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased 8% to $178.4 million in 2009 from $194.2 million in 2008 primarily due to volume declines, unfavorable fixed cost absorption across our businesses, and high cost metals impacts on HPC refinery catalysts. These impacts were partially offset by reduced fixed manufacturing and SG&A/R&D spending as a result of our recent cost saving actions, lower special charges, a decline in interest and financing expenses, and lower net income attributable to noncontrolling interests.

Segment Information Overview. We have identified three reportable segments in accordance with current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for special items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests of our consolidated subsidiaries, Stannica LLC, JBC and Sinobrom. Following the July 31, 2007 acquisition of controlling interests in the Jinhai antioxidants business in China, the joint ventures were accounted for as consolidated subsidiaries with net income attributable to noncontrolling interests recorded for the remaining 25% ownership maintained by a third party. Effective June 30, 2008, we acquired the remaining 25% of the Jinhai antioxidants business. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008
	(In millions, except percentages)
Net sales:
Polymer Solutions	$697.2	34.8%	$915.5	37.1%	(24)%
Catalysts	808.1	40.3%	923.8	37.4%	(13)%
Fine Chemicals	500.1	24.9%	627.8	25.5%	(20)%

Total net sales	$2,005.4	100.0%	$2,467.1	100.0%	(19)%

Segment operating profit:
Polymer Solutions	$63.8	9.2%	$92.6	10.1%	(31)%
Catalysts	129.7	16.0%	142.7	15.4%	(9)%
Fine Chemicals	52.6	10.5%	99.9	15.9%	(47)%

Subtotal	246.1		335.2		(27)%

Equity in net income of unconsolidated investments:
Polymer Solutions	3.5		3.4		3%
Catalysts	18.9		19.9		(5)%
Fine Chemicals	—		—		—%
Corporate & Other	(0.1)		(0.2)		*

Total equity in net income of unconsolidated investments	22.3		23.1		(3)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(5.9)		(7.2)		(18)%
Catalysts	—		—		—%
Fine Chemicals	(5.5)		(11.4)		(52)%
Corporate & Other	0.1		(0.2)		*

Total net income attributable to noncontrolling interests	(11.3)		(18.8)		(40)%

Segment income:
Polymer Solutions	61.4	8.8%	88.8	9.7%	(31)%
Catalysts	148.6	18.4%	162.6	17.6%	(9)%
Fine Chemicals	47.1	9.4%	88.5	14.1%	(47)%

Total segment income	257.1		339.9		(24)%
Corporate & Other	(35.7)		(50.3)		(29)%
Port de Bouc disposition charges	(12.4)		(38.5)		*
Restructuring and other charges	(11.6)		(25.8)		*
Interest and financing expenses	(24.6)		(38.2)		(36)%
Other (expenses) income, net	(1.4)		0.6		*
Income tax benefit	7.0		6.5		*

Net income attributable to Albemarle Corporation	$178.4		$194.2		(8)%

* Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Polymer Solutions

Our Polymer Solutions segment recorded net sales for 2009 of $697.2 million, down $218.3 million, or 24%, versus 2008. This decline was mainly a result of a decrease in volumes primarily in our flame retardants portfolio as a result of softness in the consumer electronics, automotive and construction sectors as well as declines in our stabilizers and curatives business due to volume and mix. Segment income decreased by 31% to $61.4 million for 2009 as compared to 2008 due mainly to lower sales volumes as well as lower production volumes which contributed to unfavorable fixed cost absorption, unfavorable product mix in stabilizers and curatives and impacts from foreign currency exchange rates, partially offset by lower discretionary spending.

Catalysts

Our Catalysts segment recorded net sales for 2009 of $808.1 million, down $115.7 million, or 13%, versus 2008. This decrease is a result of unfavorable metals impacts on HPC refinery catalysts revenues, foreign currency exchange rates and lower FCC refinery catalysts volumes, partially offset by improved pricing in FCC refinery catalysts. Segment income decreased $14.0 million or 9%, to $148.6 million due mainly to unfavorable metals impacts on HPC refinery catalysts partially offset by lower discretionary spending.

Fine Chemicals

Our Fine Chemicals segment recorded net sales for 2009 of $500.1 million, down $127.7 million, or 20%, versus 2008. This decrease is mainly a result of lower sales volumes. Segment income for 2009 was $47.1 million, down $41.4 million, or 47%, compared to 2008 due mainly to lower sales volumes and reduced production volumes which contributed to unfavorable fixed cost absorption, partially offset by lower discretionary spending in the segment.

Corporate and Other

For 2009, our Corporate and other expenses decreased $14.6 million, or 29%, to $35.7 million from 2008. This decrease was primarily due to first quarter 2009 adjustments of $7.8 million associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income. In addition, the year 2009 included further cost savings associated with employee related expenses.

Comparison of 2008 to 2007

Net Sales

For 2008, we recorded net sales of $2.47 billion, an increase of $130.9 million, or 6%, compared to net sales of $2.34 billion for 2007. This increase was due primarily to favorable pricing and foreign exchange rates as well as the impact of acquisitions, partially offset by lower volumes in our Polymer Solutions and Catalysts segments. Overall, volumes declined 5%, price/mix increased 6% and foreign currency increased 3% compared to 2007.

Our Polymer Solutions segment’s net sales for 2008 increased $11.0 million, or 1%, compared to 2007 primarily due to the impacts of acquisitions of 3%, improved pricing/mix of 2%, and favorable foreign currency of 3%, offset by a 7% decline in volumes. Our Catalysts segment’s net sales increased $29.6 million, or 3%, due mainly to a 9% improvement in price/mix and an increase of 3% related to foreign currency, partially offset by an 8% decline in volume. Our Fine Chemicals segment’s net sales increased $90.3 million, or 17%, primarily due to improved pricing and mix of 9%, higher volumes of 5% and an increase of 2% in foreign currency. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For 2008, our gross profit decreased $14.8 million, or 2%, from 2007 to $607.7 million due to lower volumes and increased raw material and manufacturing costs, partially offset by improved pricing and foreign exchange. These factors contributed to our declines in gross profit margin for 2008 to 24.6% from 26.6% in 2007.

Albemarle Corporation and Subsidiaries

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

Port de Bouc Facility Disposition Charges

Our 2008 results included a charge of $38.5 million ($33.4 million after income taxes) related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge was principally due to the disposition of long-term assets of $22.6 million and other charges totaling $15.9 million. Monetary obligations associated with this charge was settled in 2009 using cash flow from operations.

Restructuring and Other Charges

2008 includes a charge amounting to $25.8 million ($16.8 million after income taxes) related to restructuring activities, principally reductions in force at various locations across our operating segments. We realized favorable impacts in reported operating costs from this program starting in 2009. We funded the majority of the obligations associated with this special charge with cash flow from operations in 2009.

Interest and Financing Expenses

Interest and financing expenses for 2008 decreased $0.1 million from 2007 to $38.2 million due to lower average interest rates offset by higher average outstanding debt levels.

Other (Expenses) Income, Net

Other (expenses) income, net for 2008 decreased $5.6 million from 2007 to $0.6 million primarily due to lower foreign exchange gains in 2008 and other charges, offset by higher interest income.

Income Taxes

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2008, our effective income tax rate was (3.6)% compared to 19.8% for 2007. The effective tax rate in 2008 reflects the following: a net $5.1 million benefit related to the divestiture of our Port de Bouc, France operations, a net $32.4 million benefit from the settlement of the IRS tax audits for tax years 2000 through 2004, a tax reserve of $6.9 million due to changes in tax rules and $3.9 million in valuation allowances based upon an assessment of the Company’s ability to use certain net operating losses. Excluding the above items, the effective tax rate for 2008 was 12.5%. The 2007 period was impacted by a benefit from the enacted tax rate reduction in Germany of $2.1 million as well as adjustments totaling $8.4 million identified in the completion of various income tax filings.

Albemarle Corporation and Subsidiaries

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2008 and 2007, respectively, are as follows:

	% of Income Before Income Taxes
	2008	2007
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	(0.5)	0.3
Increase in valuation allowance	14.6	3.4
Impact of foreign earnings, net	(26.0)	(13.4)
Tax rate changes benefit	—	(0.7)
Effect of net income attributable to noncontrolling interests	(0.8)	(0.9)
Loss on investment in foreign operations	(11.4)	—
Effect of completing domestic audits	0.8	—
Depletion	(2.6)	(2.2)
Revaluation of unrecognized tax benefits/reserve requirements	(11.2)	1.1
Other items, net	(1.5)	(2.8)

Effective income tax rate	(3.6)%	19.8%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $23.1 million for 2008 compared to $24.6 million in 2007. This net decrease of $1.5 million is due primarily to lower equity earnings from our Catalysts joint venture FCC S.A. and our Magnifin joint venture in our Polymer Solutions segment, offset by improved performance in our Eurecat S.A. joint venture in our Catalysts segment.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $18.8 million in 2008 compared to $17.6 million in 2007. This increase of $1.2 million is due primarily to increased earnings of JBC primarily due to improved pricing and margins offset by results from our joint venture Stannica, LLC.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased 15% to $194.2 million in 2008 from $229.7 million in 2007 primarily due to special charges associated with our Port de Bouc facility disposition ($33.4 million after income taxes) and restructuring activities principally due to a reduction in force at various company locations ($16.8 million after income taxes) and lower margins, offset by lower effective income tax rates largely attributable to tax benefits during 2008 associated with the settlement of certain IRS tax audits.

Segment Information Overview. We have identified three reportable segments in accordance with current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant special items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests of our consolidated subsidiaries, Stannica LLC and JBC. Following the July 31, 2007 acquisition of controlling interests in the Jinhai antioxidants business in China, the joint ventures were accounted for as consolidated subsidiaries with net income attributable to noncontrolling interests recorded for the remaining 25% ownership maintained by a third party. Effective June 30, 2008, we acquired the remaining 25% of the Jinhai antioxidants business. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2008	% of net sales	2007	% of net sales	2008 vs 2007
	(In millions, except percentages)
Net sales:
Polymer Solutions	$915.5	37.1%	$904.5	38.7%	1%
Catalysts	923.8	37.4%	894.2	38.3%	3%
Fine Chemicals	627.8	25.5%	537.5	23.0%	17%

Total net sales	$2,467.1	100.0%	$2,336.2	100.0%	6%

Segment operating profit:
Polymer Solutions	$92.6	10.1%	$134.4	14.9%	(31)%
Catalysts	142.7	15.4%	135.4	15.1%	5%
Fine Chemicals	99.9	15.9%	95.9	17.8%	4%

Subtotal	335.2		365.7		(8)%

Equity in net income of unconsolidated investments:
Polymer Solutions	3.4		5.4		(37)%
Catalysts	19.9		19.2		4%
Fine Chemicals	—		—		—
Corporate & Other	(0.2)		—		*

Total equity in net income of unconsolidated investments	23.1		24.6		(6)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(7.2)		(9.1)		(21)%
Catalysts	—		—		—
Fine Chemicals	(11.4)		(9.0)		27%
Corporate & Other	(0.2)		0.5		*

Total net income attributable to noncontrolling interests	(18.8)		(17.6)		7%

Segment income:
Polymer Solutions	88.8	9.7%	130.7	14.4%	(32)%
Catalysts	162.6	17.6%	154.6	17.3%	5%
Fine Chemicals	88.5	14.1%	86.9	16.2%	2%

Total segment income	339.9		372.2		9%
Corporate & Other	(50.3)		(50.4)		0%
Port de Bouc disposition charges	(38.5)		—		*
Restructuring and other charges	(25.8)		—		*
Dayton facility closure charge	—		(4.9)		*
Interest and financing expenses	(38.2)		(38.3)		0%
Other income (expenses), net	0.6		6.2		*
Income tax benefit (expense)	6.5		(55.1)		*

Net income	$194.2		$229.7		(15)%

* Calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Polymer Solutions

Our Polymer Solutions segment recorded net sales for 2008 of $915.5 million, up $11.0 million, or 1%, versus 2007. This increase was attributable to higher year over year pricing in certain of our proprietary products and favorable foreign exchange rates offset by reduced volumes in our mineral flame retardants and a sharp fourth quarter decline in volumes of some of our brominated flame retardants serving the electronics end-markets. Net sales declined in our stabilizers and curatives product lines primarily due to reduced volumes in our antioxidants and special intermediates products, partially offset by favorable foreign exchange rates. Segment income decreased by 32% to $88.8 million due mainly to lower flame retardant volumes and increased raw material and other costs, partially offset by improved pricing and favorable foreign exchange rates, for 2008 as compared to 2007.

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

Fine Chemicals

Our Fine Chemicals segment recorded net sales for 2008 of $627.8 million, up $90.3 million, or 17%, versus 2007. This increase is a result of pricing improvements in our performance chemicals business, improved pricing and volumes in our fine chemistry portfolios, the acquisition of our Sorbent mercury control business in the third quarter of 2008 and favorable foreign exchange rates. Segment income for 2008 was $88.5 million, up $1.6 million, or 2%, compared to 2007 due mainly to increased pricing, favorable product mix and favorable foreign exchange rates partially offset by higher costs from reduced bromine utilizations in polymer solutions flame retardants.

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

Recovery of Long-Lived Assets. We evaluate the recovery of our long-lived assets on a reporting unit basis by periodically analyzing our operating results and considering significant events or changes in the business environment.

Income Taxes. We assume the deductibility of certain costs in our income tax filings and estimate the future recovery of deferred tax assets.

Environmental Remediation Liabilities. We estimate and accrue the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of our contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan, and (iii) the extent of other parties’ share of responsibility.

Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.

Revenue Recognition

We recognize sales when the revenue is realized or realizable and has been earned. We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Significant portions of our sales are sold free on board (FOB) shipping point or on an equivalent basis, and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts. Where the Company incurs

Albemarle Corporation and Subsidiaries

pre-production design and development costs under long-term supply contracts, these costs are expensed where they relate to the products sold unless contractual guarantees for reimbursement exist. Conversely, these costs are capitalized if they pertain to equipment that we will own and use in producing the products to be supplied and expect to utilize for future revenue generating activities.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with accounting guidance that requires goodwill and indefinite-lived intangible assets to not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation includes factors such as the risk-free rate of return, borrowing costs and expected equity premiums. The factors in this calculation are largely external to our company and, therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment. See Note 10, “Goodwill and Other Intangibles” to our consolidated financial statements included in Item 8 beginning on page 44.

Pension Plans and Other Postretirement Benefits

Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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

During 2009, we made changes to the assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase for salary related plans, and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to indices such as the Moody’s Aa Corporate Bond Index, the Hewitt Top-Quartile and the Citigroup Pension Discount Curve, as well as a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing country specific Aa-graded or better corporate bonds without special features or options, which could affect the duration. In some countries, the yield curve may be based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2009, the weighted-average discount rate decreased for the pension plans from 6.45% to 5.77% and for the other postretirement plans from 6.55% to 5.7% to reflect market conditions as of the December 31, 2009 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. For the year 2009, the weighted-average expected rate of return on domestic pension plan assets was 8.75%, consistent with 2008. Effective January 1, 2010, the assumed rate of return on U.S. pension plan assets has been reduced to 8.25%. There was no change in the weighted-average expected 7.0% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

Albemarle Corporation and Subsidiaries

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2009, the assumed weighted-average rate of compensation increase changed to 3.9% from 4.11% for the pension plans. The assumed weighted-average rate of compensation increase changed to 4.0% from 4.25% for the other postretirement plans at December 31, 2009.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2009, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees remained unchanged. For 2010, the assumed trend rate for pre-65 coverage is 8.0% per year, decreasing to an ultimate rate of 5.0% in the year 2019. The 2010 assumed trend rate for post-65 coverage is 28% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit obligation and service and interest benefit cost components by a minimal amount. A 1% decrease in the U.S. heath care cost trend rate would decrease the benefit obligation and service and interest benefit cost components by a minimal amount.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(59,678)	$(4,820)	$72,447	$5,194
Other postretirement benefits	$(5,804)	$(469)	$6,898	$538
Expected return on plan assets:
Pension	*	$(4,884)	*	$4,884
Other postretirement benefits	*	$(82)	*	$82
Rate of increase (decrease) in per capita cost of covered health care benefits	$12	$17	$(12)	$(5)

*	Not applicable.

In December 2008, the FASB issued new accounting guidance regarding employers’ disclosures about postretirement benefit plan assets. This new guidance is effective for fiscal years ending after December 15, 2009 and requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We have adopted this guidance and have provided the additional disclosures required upon adoption. Of the $425.3 million total pension and postretirement assets at December 31, 2009, $65.9 million, or 15.5%, are measured using significant unobservable inputs (level 3). Gains (losses) attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 17, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Item 8 beginning on page 44.

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

Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryovers. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we do not establish a valuation allowance when we believe it is more likely than not that a net deferred tax asset will be realized.

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

Albemarle Corporation and Subsidiaries

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. All U.S. federal income tax issues for the tax years 2005 through 2007 were resolved as of December 2009.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. During 2009, we completed the tax audit for the following tax jurisdiction and respective tax years: Germany, 2002 through 2005 and Belgium, 2007 and 2008 for one of our Belgian companies. During 2008, we completed the tax audits for the following tax jurisdictions and respective tax years: Belgium, 2005 through 2006; United Kingdom, 2003; and the Netherlands, 2004 through 2005. No significant tax was assessed as a result of these audits. We were informed in January 2010 that the Belgian tax authorities would commence an audit of another of our Belgian companies for the years 2007 and 2008.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $1.0 million as a result of settlements with taxing authorities and closure of tax statutes.

We have designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result we do not provide for deferred income taxes on the future earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

Stock-based Compensation Expense

The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date; the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving affect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

We have a dedicated SOX 404 team in-house to facilitate ongoing internal control reviews, coordinate the process for these reviews, provide direction to the business groups and corporate staff involved in the initiative and assist in the assessment of internal control over financial reporting. A Steering Committee, comprised of personnel from Finance and Shared Services, is in place to set uniform guiding principles and policies, review the progress of the compliance activities, and direct the efforts of the SOX 404 Team. Status and updates are provided to our Audit Committee of our Board of Directors on an ongoing basis. We also retain accounting firms other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

Our SOX 404 effort involves many of our employees around the world, including participation by our business areas and our Shared Services group. We view our ongoing evaluation of our internal control over financial reporting as more than a regulatory exercise—it provides us an opportunity to continually assess our financial control environment and make us a more effective company.

Albemarle Corporation and Subsidiaries

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. In each of 2009 and 2008, we made a $25.0 million voluntary contribution to our U.S. defined benefit pension plans. Historically, cash to fund the needs of our business has been principally provided by funds from operations, debt financing and equity issuances.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our March 2007 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance increased by $55.5 million to $308.8 million at December 31, 2009 from $253.3 million at December 31, 2008. For 2009, our operations provided $358.5 million of cash compared to $327.2 million in 2008. This increase of $31.3 million is primarily due to improved working capital performance, partially offset by a decrease in profitability. Cash flows from operating activities funded capital expenditures for plant machinery and equipment of $100.8 million, net repayments of debt of $120.0 million, and dividends to shareholders of $44.4 million.

Net current assets decreased $61.8 million to $678.8 million at December 31, 2009 from $740.6 million at December 31, 2008. The decrease in net current assets was due primarily to a decrease in inventory, partially offset by an increase in cash and decreases in accounts payable and accrued expenses.

Cash and cash equivalents at December 31, 2008 were $253.3 million, up $122.7 million from $130.6 million at year-end 2007. For 2008, cash flows provided from operating activities of $327.2 million funded investing activities of $163.7 million, which consisted principally of acquisitions and capital expenditures for plant machinery and equipment. Remaining cash flows from operating activities and net proceeds from borrowings of $207.1 million were used to purchase $169.0 million of our common stock and pay quarterly dividends to shareholders totaling $42.3 million.

Capital expenditures in 2009 of $100.8 million were used for plant machinery and equipment improvements and were comparable to 2008 expenditures of $99.7 million. We expect our capital expenditures to be approximately $100 million in 2010 mainly due to increased capacity, cost reduction, and continuity of operations. While we continue to closely monitor our capital spending and cash generation in light of the recent economic downturn seen in 2009, we are optimistic that as we enter into 2010, we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points, plus, in each case, accrued interest thereon to the date of redemption.

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of December 31, 2009, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

Albemarle Corporation and Subsidiaries

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit upon additional loan commitments by our existing and/or additional lenders. The total spreads and fees can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based on our credit rating as determined by the major rating agencies. There were aggregate borrowings outstanding under the March 2007 credit agreement of $410.0 million at December 31, 2009. Borrowings under the March 2007 credit agreement bear interest at a variable rate, which was a weighted average of 0.59% during the fourth quarter of 2009.

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590 million out of $675 million, approved the extension. No other changes to the agreement were part of the extension, and no fees, other than attorney fees, were paid. As a result of the extension, $85 million and $590 million in commitments now have a maturity date of March 2012 and March 2013, respectively.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of December 31, 2009, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $776.4 million at December 31, 2009, compared to $906.1 million at December 31, 2008. At December 31, 2009, we had the ability to borrow an additional $265.0 million under our March 2007 credit agreement and $189.2 million under other existing lines of credit.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $35.7 million at December 31, 2009. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our projected contractual obligations for plant construction, purchases of equipment, various take or pay and throughput agreements and obligations under our existing credit agreements based on projected borrowings (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$32,589	$5,130	$5,410	$420,870	$6,018	$332,987
Capital lease obligation	3,721	3,936	2,052	—	—	—
Expected interest payments on long-term debt obligations*	24,688	27,742	30,446	23,911	21,095	2,808
Operating lease obligations (rental)	9,433	6,436	4,325	2,897	2,553	15,469
Take or pay / throughput agreements**	51,514	25,886	17,350	14,847	7,071	8,722
Letters of credit and guarantees	20,262	6,192	1,511	539	—	7,205
Capital projects	18,918	3,551	—	—	—	—
Facility divestiture obligation	570	—	—	—	—	—
Additional investment commitment payments	5	—	—	—	—	—

Total	$161,700	$78,873	$61,094	$463,064	$36,737	$367,191

*	These amounts are based on a weighted-average interest rate of 0.9% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.2% for our remaining long-term debt obligations and capital lease for 2010. The weighted average rate for years 2011 and thereafter is 2.1% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.7% for our remaining long-term debt obligations and capital lease.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Albemarle Corporation and Subsidiaries

Amounts in the table above exclude required employer pension contributions. We have determined that the expected 2010 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans should approximate $6.0 million. We may choose to make additional pension contributions in excess of this amount. We have made $36.4 million in contributions to our qualified and nonqualified pension plans during the year ended December 31, 2009.

The liability related to uncertain tax positions, including interest and penalties, recorded in “Other Noncurrent Liabilities” totaled $22.3 million and $81.3 million at December 31, 2009 and 2008, respectively. Related assets for corresponding offsetting benefits recorded in “Other Assets” totaled $14.9 million and $39.9 million at December 31, 2009 and 2008, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided from operating activities in the future and borrowings under our March 2007 credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, pension contributions and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them to not honor their contractual credit commitments or to not renew their extensions of credit or provide new sources of credit. In recent quarters, the capital markets have remained volatile as a result of adverse conditions that caused the consolidation, failure and near failure of a number of large financial services companies. If, as a result, capital availability remains less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At December 31, 2009, we had the ability to borrow in excess of $450 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have and will maintain a solid liquidity position despite the current capital markets situation.

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

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party, or PRP, and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in cases in which we have been designated as a PRP, our liability for our share of cleanup is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to operations.

Our environmental and safety operating costs charged to expense were $36.3 million, $41.6 million and $42.9 million in 2009, 2008 and 2007, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2009 totaled approximately $15.6 million, down $3.4 million from $19.0 million at December 31, 2008.

Albemarle Corporation and Subsidiaries

We believe that any sum we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. See also Item 3. Legal Proceedings on page 20.

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $11.4 million, $21.4 million and $10.6 million in 2009, 2008 and 2007, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued accounting guidance which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance with previous accounting guidance which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The new accounting guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance had no impact in 2009 as we did not enter into any business combinations during the year but it will impact the manner in which we account for future business combinations.

In December 2007, new accounting guidance was issued that clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Consolidated net income is now to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is now also required. This new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. It also requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Expanded disclosures in the consolidated financial statements are required that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This new guidance is effective for fiscal years beginning on or after December 15, 2008 and the related presentation and disclosure requirements are to be applied retrospectively for all periods presented. As a result, upon adoption, we reclassified the “Minority interest in consolidated subsidiaries” balance previously included in the “Other noncurrent liabilities” section of the consolidated balance sheets to a new component of equity with respect to noncontrolling interests in consolidated subsidiaries. Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

In December 2007, the FASB ratified the consensuses of previous accounting guidance that defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This ratification was effective for fiscal years beginning after December 15, 2008. The adoption of this ratification did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued new accounting guidance which delayed the effective date of previously updated guidance on accounting for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion of this new guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance on disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under previous guidance and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries

In April 2008, the FASB issued new accounting guidance which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance was required to be applied prospectively to intangible assets acquired after the effective date. We have applied this new guidance to intangible assets acquired after January 1, 2009. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance which states that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method described in previous accounting guidance. This new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and required all prior-period earnings per share data to be adjusted retrospectively. We have adopted this new guidance and have restated previously reported earnings per share data.

In November 2008, the FASB ratified the consensuses of certain accounting guidance pertaining to equity method investment accounting considerations. The objective of this ratification was to clarify how to account for certain transactions involving equity method investments considering that the application of the equity method has been affected by recently promulgated guidance on the accounting for business combinations and noncontrolling interests. This ratification was effective for fiscal years beginning on or after December 15, 2008. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued new accounting guidance regarding employers’ disclosures about postretirement benefit plan assets. This new guidance is effective for fiscal years ending after December 15, 2009 and requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We have adopted this guidance in 2009 and have provided the additional disclosures required upon adoption.

In June 2009, the FASB issued accounting guidance which established the FASB Accounting Standards CodificationTM, or Codification, which superseded all existing accounting standard documents and became the single source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and did not result in a change in our accounting practice. We have conformed our consolidated financial statements and related notes thereto to the new Codification.

In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, rendering it effective for us beginning on January 1, 2010. We are currently evaluating the impacts of this new guidance on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance relating to separating consideration in multiple-deliverable revenue arrangements. Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than on a combined basis) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price. The guidance is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impacts of this new guidance on our consolidated financial statements.

In January 2010, new accounting guidance was issued by the FASB that requires additional disclosures surrounding the reporting of fair value measurements and clarifies certain existing disclosure requirements. Depending upon the provision, this guidance is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010. We are currently evaluating the potential impacts of this new guidance on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary currencies to which we have foreign currency exchange rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Yuan and the U.S. Dollar (in certain of our foreign locations). In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use from time to time of foreign exchange contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by these parties. We do not utilize financial instruments for trading or other speculative purposes.

Albemarle Corporation and Subsidiaries

The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, a forward contract may be employed to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on forward contracts are recognized currently in income, but do not have a significant impact on results of operations.

Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net asset position of $0.3 million at December 31, 2009. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select exchange rates from their levels as of December 31, 2009, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of $2.0 million in the fair value of our hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of $1.7 million in the fair value of our hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2009, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage the worldwide exposure of our interest rate risks and foreign exchange exposure through our regular operations and financing activities. We had outstanding variable interest rate borrowings of $439.2 million and $544.0 million at December 31, 2009 and 2008, respectively. These borrowings bore average interest rates of 0.83% and 1.92% at December 31, 2009 and 2008, respectively. A hypothetical 10% change (approximately 8 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.4 million as of December 31, 2009. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs. Our current interest rate spreads, which were negotiated prior to the global recession, will likely not be obtainable in the event that we would need to refinance our credit facilities.

Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables, and other unpredictable factors. Historically, we have not used futures, options or swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements to provide long-term protection against changes in metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts. These contracts do not have a significant impact on results of operations.

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

Our natural gas hedge transactions are executed with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked-to-market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2009 and 2008, there were no natural gas hedge contracts outstanding. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2009, there were losses of approximately $1.1 million ($0.7 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MARK C. ROHR	/S/ RICHARD J. DIEMER, JR.

Mark C. Rohr	Richard J. Diemer, Jr.
Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
February 26, 2010	February 26, 2010

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In 2009, the Company changed the manner in which it accounts for noncontrolling interests and earnings per share as discussed in Note 1, “Summary of Significant Accounting Policies” and Note 3 “Earnings Per Share”, respectively. In 2007, the Company changed the manner in which it accounts for uncertain tax positions as discussed in Note 18, “Income Taxes”.

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

/S/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 26, 2010

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)

December 31	2009	2008

Assets
Current assets:
Cash and cash equivalents	$308,791	$253,303
Trade accounts receivable, less allowance for doubtful accounts (2009—$2,254; 2008—$1,899)	294,192	280,601
Other accounts receivable	35,023	47,157
Inventories:
Finished goods	241,127	395,919
Raw materials	62,991	95,617
Stores, supplies and other	43,388	47,321

	347,506	538,857
Other current assets	46,575	59,005

Total current assets	1,032,087	1,178,923

Property, plant and equipment, at cost	2,406,129	2,322,996
Less accumulated depreciation and amortization	1,379,246	1,310,648

Net property, plant and equipment	1,026,883	1,012,348

Investments	146,084	121,951
Other assets	123,259	113,717
Goodwill	292,721	278,767
Other intangibles, net of amortization	150,523	167,011

Total assets	$2,771,557	$2,872,717

Liabilities and Equity
Current liabilities:
Accounts payable	$170,287	$224,333
Current portion of long-term debt	36,310	26,202
Accrued expenses	133,268	170,512
Dividends payable	11,006	9,675
Income taxes payable	2,393	7,645

Total current liabilities	353,264	438,367

Long-term debt	776,403	906,062
Postretirement benefits	53,851	47,803
Pension benefits	148,498	146,381
Other noncurrent liabilities	104,782	142,783
Deferred income taxes	81,441	74,838
Commitments and contingencies (Note 15)
Equity:
Albemarle Corporation shareholder’s equity:
Common stock, $.01 par value (authorized 150,000 shares) issued and outstanding—91,509 in 2009 and 90,980 in 2008	915	910
Additional paid-in capital	8,658	—
Accumulated other comprehensive (loss) income	(91,860)	(100,642)
Retained earnings	1,287,983	1,165,503

Total Albemarle Corporation shareholders’ equity	1,205,696	1,065,771

Noncontrolling interests	47,622	50,712

Total equity	1,253,318	1,116,483

Total liabilities and equity	$2,771,557	$2,872,717

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per share Amounts)

Year Ended December 31	2009	2008	2007

Net sales	$2,005,394	$2,467,115	$2,336,187
Cost of goods sold	1,521,532	1,859,441	1,713,696

Gross profit	483,862	607,674	622,491

Selling, general and administrative expenses	212,628	255,132	244,969
Research and development expenses	60,918	67,292	62,691
Port de Bouc facility disposition charges	12,393	38,544	—
Restructuring and other charges	11,643	25,789	—
Dayton facility closure charge	—	—	4,944

Operating profit	186,280	220,917	309,887
Interest and financing expenses	(24,584)	(38,175)	(38,332)
Other (expenses) income, net	(1,423)	601	6,264

Income before income taxes and equity in net income of unconsolidated investments	160,273	183,343	277,819
Income tax (benefit) expense	(7,028)	(6,539)	55,078

Income before equity in net income of unconsolidated investments	167,301	189,882	222,741
Equity in net income of unconsolidated investments (net of tax)	22,322	23,126	24,581

Net income	$189,623	$213,008	$247,322
Net income attributable to noncontrolling interests	(11,255)	(18,806)	(17,632)

Net income attributable to Albemarle Corporation	$178,368	$194,202	$229,690
Basic earnings per share	$1.95	$2.12	$2.41

Diluted earnings per share	$1.94	$2.09	$2.36

Weighted-average common shares outstanding – basic	91,512	91,657	95,496

Weighted-average common shares outstanding – diluted	92,046	92,741	97,396

Cash dividends declared per share of common stock	$0.50	$0.48	$0.42

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)

			Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2007, as adjusted(1)	94,860,456	$949	$199,045	$(10,058)	$833,407	$1,023,343	$39,534	$1,062,877
Comprehensive income (loss):
Net income for 2007					229,690	229,690	17,632	247,322
Foreign currency translation (net of deferred tax of $2,475)				80,811		80,811		80,811
Amortization of realized loss on treasury lock agreements (net of deferred tax of $76)				141		141		141
Change in unrealized gain on marketable equity securities (net of deferred tax of $12)				21		21		21
Reclassification adjustment for realized gain on sale of securities included in net income (net of deferred tax of $113)				(203)		(203)		(203)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $2,733)				4,673		4,673		4,673
Net prior service benefit arising during period (net of deferred tax of $4,492)				8,128		8,128		8,128
Net benefit plan gain arising during period (net of deferred tax of $8,828)				16,372		16,372		16,372

Total comprehensive income						339,633	17,632	357,265
Cash dividends declared for 2007					(40,075)	(40,075)	(10,323)	(50,398)
Stock-based compensation			17,821			17,821		17,821
Exercise of stock options	1,878,346	19	21,930			21,949		21,949
Shares purchased and retired	(2,369,810)	(24)	(101,185)			(101,209)		(101,209)
Tax benefit related to stock plans			20,659			20,659		20,659
Issuance of common stock, net	468,500	4	(1)			3		3
Consolidation of Joint Venture							7,518	7,518
Shares withheld for taxes associated with common stock issuances	(103,772)	(1)	(3,818)			(3,819)		(3,819)

Balance at December 31, 2007	94,733,720	$947	$154,451	$99,885	$1,023,022	$1,278,305	$54,361	$1,332,666

Balance at January 1, 2008	94,733,720	$947	$154,451	$99,885	$1,023,022	$1,278,305	$54,361	$1,332,666
Comprehensive (loss) income:
Net income for 2008					194,202	194,202	18,806	213,008
Remaining interest acquisition							(6,331)	(6,331)
Foreign currency translation (net of deferred tax of $3,686)				(71,856)		(71,856)		(71,856)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $78)				139		139		139
Change in unrealized gain on marketable equity securities (net of deferred tax of $3)				(5)		(5)		(5)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $791)				(1,679)		(1,679)		(1,679)
Net prior service loss arising during period (net of deferred tax of $218)				(393)		(393)		(393)
Net benefit plan loss arising during period (net of deferred tax of $68,835)				(126,733)		(126,733)		(126,733)

Total comprehensive (loss) income						(6,325)	12,475	6,150
Cash dividends declared for 2008					(43,819)	(43,819)	(16,525)	(60,344)
Stock-based compensation and other			13,669			13,669		13,669
Exercise of stock options	312,334	3	3,928			3,931		3,931
Shares purchased and retired	(4,662,700)	(47)	(161,003)		(7,902)	(168,952)		(168,952)
Tax benefit related to stock plans			372			372		372
Issuance of common stock, net	904,400	10	(9)			1		1
Acquisitions							401	401
Shares withheld for taxes associated with common stock issuances	(307,445)	(3)	(11,408)			(11,411)		(11,411)

Balance at December 31, 2008	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In Thousands, Except Share Data)

			Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2009	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483
Comprehensive income (loss):
Net income for 2009					178,368	178,368	11,255	189,623
Foreign currency translation (net of deferred tax of $5,082)				34,272		34,272		34,272
Amortization of realized loss on treasury lock agreements (net of deferred tax of $82)				135		135		135
Change in unrealized loss on marketable equity securities (net of deferred tax of $0)				1		1		1
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $1,649)				3,229		3,229		3,229
Net benefit plan loss arising during period (net of deferred tax of $15,026)				(28,317)		(28,317)		(28,317)
Other (net of deferred tax of $366)				(538)		(538)		(538)

Total comprehensive income						187,150	11,255	198,405
Cash dividends declared for 2009					(45,763)	(45,763)	(14,681)	(60,444)
Stock-based compensation and other			8,730		(5,582)	3,148		3,148
Exercise of stock options	341,666	3	4,150			4,153		4,153
Shares purchased and retired	(174,900)	(2)	(5,810)			(5,812)		(5,812)
Tax benefit related to stock plans			2,111			2,111		2,111
Issuance of common stock, net	584,015	6	(6)			—		—
Acquisitions						—	336	336
Shares withheld for taxes associated with common stock issuances	(221,991)	(2)	(517)		(4,543)	(5,062)		(5,062)

Balance at December 31, 2009	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318

(1)	See Note 18, “Income Taxes” for discussion of adoption of accounting guidance for uncertain tax positions.

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Year Ended December 31	2009	2008	2007
Cash and cash equivalents at beginning of year	$253,303	$130,551	$149,499

Cash flows from operating activities:
Net income	189,623	213,008	247,322
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	100,513	111,685	106,855
Dayton facility closure charge	—	—	4,944
Port de Bouc charges	12,393	38,544	—
Restructuring and other charges	11,643	25,789	—
Stock-based compensation	307	18,467	18,110
Excess tax benefits realized from stock-based compensation arrangements	(2,111)	(372)	(20,659)
Postretirement plan elimination gain	—	—	(2,107)
Equity in net income of unconsolidated investments	(22,322)	(23,126)	(24,581)
Dividends received from unconsolidated investments and nonmarketable securities	18,045	13,294	12,017
Pension and postretirement expense	9,708	2,631	13,433
Pension and postretirement contributions	(39,700)	(40,279)	(9,953)
Unrealized (gain) loss on investments in marketable securities	(3,554)	4,968	—
Net change in noncurrent income tax payables and receivables	(34,020)	(15,837)	8,991
Net change in noncurrent environmental liabilities	(4,573)	(4,753)	(7,206)
Deferred income taxes	1,720	(12,048)	(9,128)
Change in current assets and liabilities, net of effects of acquisitions and facility disposition charges:
Decrease (increase) in accounts receivable	1,269	90,481	11,232
Decrease (increase) in inventories	180,132	(87,929)	(70,636)
(Increase) decrease in other current assets excluding deferred income taxes	(5,012)	(14,196)	(13,882)
(Decrease) increase in accounts payable	(53,543)	33,452	(12,585)
(Decrease) increase in accrued expenses and income taxes	(18,715)	(30,227)	6,908
Other, net	16,722	3,606	(12,714)

Net cash provided from operating activities	358,525	327,158	246,361

Cash flows from investing activities:
Capital expenditures	(100,786)	(99,736)	(98,740)
Cash payments related to acquisitions	(4,017)	(63,960)	(17,929)
Cash payments related to the Thann facility divestiture	—	(2,556)	(11,652)
Cash payments related to the Port de Bouc facility divestiture	(16,440)	—	—
Investments in other corporate investments	(40)	(190)	(125)
Collection of note receivable from sale of land	—	6,000	—
Investments in marketable securities	(347)	(3,262)	(4,898)
Proceeds from sale of marketable securities, liquidation and sale of unconsolidated investments and sale of nonmarketable security	—	—	414

Net cash used in investing activities	(121,630)	(163,704)	(132,930)

Cash flows from financing activities:
Repayments of long-term debt	(134,332)	(48,176)	(133,506)
Proceeds from borrowings	14,300	255,246	107,949
Dividends paid to shareholders	(44,432)	(42,321)	(40,031)
Purchases of common stock	(5,812)	(168,952)	(101,209)
Proceeds from exercise of stock options	4,153	3,931	21,949
Excess tax benefits realized from stock-based compensation arrangements	2,111	372	20,659
Withholding taxes paid on stock-based compensation award distributions	(5,062)	(11,411)	(3,819)
Dividends paid to noncontrolling interests	(11,709)	(13,614)	(14,328)
Debt financing costs	—	(107)	(1,153)

Net cash used in financing activities	(180,783)	(25,032)	(143,489)

Net effect of foreign exchange on cash and cash equivalents	(624)	(15,670)	11,110

Increase (decrease) in cash and cash equivalents	55,488	122,752	(18,948)

Cash and cash equivalents at end of year	$308,791	$253,303	$130,551

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

On January 1, 2009, we adopted new accounting guidance that changed the accounting for and reporting of minority interests (now referred to as noncontrolling interests). Noncontrolling interests are now classified as equity in our consolidated financial statements. Our consolidated statement of income presentation format was also changed and net income now includes the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statements of income. The calculation of earnings per share continues to be based on net income amounts attributable to the parent. Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

Stock Split

On February 7, 2007, our Board of Directors approved a two-for-one stock split in the form of a share distribution. On March 1, 2007, we distributed approximately 47.8 million shares of common stock to shareholders of record as of February 20, 2007. The par value of the common stock remains $0.01 per share. All share and per share amounts have been retroactively adjusted to reflect this two-for-one stock split.

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with authoritative accounting guidance. We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Significant portions of our sales are sold free on board (FOB) shipping point or on an equivalent basis and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts. Where the Company incurs pre-production design and development costs under long-term supply contracts, these costs are expensed where they relate to the products sold unless contractual guarantees for reimbursement exist. Conversely, these costs are capitalized if they pertain to equipment that we will own and use in producing the products to be supplied and expect to utilize for future revenue generating activities.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are primarily stated at lower of cost or market with cost determined on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis (20% of total inventories at December 31, 2009 and 2008, respectively).

Property, Plant and Equipment

Property, plant and equipment include costs of assets constructed, purchased or leased under a capital lease, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. Costs associated with yearly planned major maintenance are deferred and amortized over 12 months. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal Engineering Group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.

We evaluate historical and expected undiscounted operating cash flows of our business segments to determine the future recoverability of any property, plant and equipment recorded. Property, plant and equipment is re-evaluated whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

The costs of brine wells, leases and royalty interests are primarily amortized over the estimated average life of the field on a straight-line basis. On a yearly basis for all fields, this approximates a units-of-production method based upon estimated reserves and production volumes.

Investments

Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control over, the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheets as “Investments” and our share of the investees’ earnings or losses together with other-than temporary impairments in value as “Equity in net income of unconsolidated investments” in the consolidated statements of income.

Investments, including certain mutual fund investments, are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statements of income. Investments in joint ventures and nonmarketable securities of immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Our research and development expenses related to present and future products are expensed as incurred. These expenses consist primarily of personnel related costs and other overheads, as well as outside service and consulting costs incurred for specific programs. Our U.S. facilities in Michigan, Pennsylvania, South Carolina, Texas, and Louisiana and our global facilities in the Netherlands, Germany, Belgium, and China form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance that requires that goodwill and indefinite-lived intangible assets not be amortized.

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

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names are amortized over their estimated useful lives, generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 10, “Goodwill and Other Intangibles.”

Pension Plans and Other Postretirement Benefits

Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of the pension or postretirement benefit plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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

During 2009, we made changes to the assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase for salary-related plans, and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rate, consideration is given to indices such as the Moody’s Aa Corporate Bond Index, the Hewitt Top-Quartile and the Citigroup Pension Discount Curve, as well as a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

country specific Aa-graded or better corporate bonds without special features or options, which could affect the duration. In some countries, the yield curve may be based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. At December 31, 2009, the weighted-average discount rate was reduced for the pension plans from 6.45% to 5.77% and for the other postretirement plans from 6.55% to 5.7% to reflect market conditions as of the December 31, 2009 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. At December 31, 2009, the weighted-average expected rate of return on domestic pension plan assets was 8.75%, consistent with 2008. There was no change in the weighted-average expected 7.0% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2009, the assumed weighted-average rate of compensation increase changed to 3.9% from 4.11% for the pension plans. The assumed weighted-average rate of compensation increase changed to 4.0% from 4.25% for the other postretirement plans at December 31, 2009.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2009, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees remained unchanged. For 2010, the assumed trend rate for pre-65 coverage is 8.0% per year, decreasing to an ultimate rate of 5.0% in the year 2019. The 2010 assumed trend rate for post-65 coverage is 28% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

Employee Savings Plan

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement, which included such participation.

This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contribution to the 401(k) plan amounted to $8.2 million, $8.8 million and $8.6 million in 2009, 2008 and 2007, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan. The pension contributions in the defined contribution plan are made in cash and are equal to 5%, 6% or 7% of the participant’s base pay depending on years of service. We amended our defined contribution plan effective January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. In 2009, 2008 and 2007, these contributions amounted to $3.5 million, $3.4 million and $3.0 million, respectively.

In respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.4 million, $0.6 million and $0.6 million for 2009, 2008 and 2007, respectively. In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. We paid approximately $9.0 million, $10.3 million and $7.9 million in 2009, 2008 and 2007, respectively, in annual premiums and related costs pertaining to this plan.

Deferred Compensation Plan

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities, as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was set up to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents.

Stock-based Compensation Expense

The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

valuation model. The fair value of these awards is determined after giving affect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Interest and penalties related to income tax liabilities under current accounting guidance for uncertain tax positions are included in income tax expense.

We have designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result we do not provide for deferred income taxes on the future earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income is comprised principally of foreign currency translation adjustments and the net transition asset, net prior service benefit and net benefit plan loss for our defined benefit plans in accordance with current accounting guidance.

Foreign Currency Translation

The assets and liabilities of all foreign subsidiaries were prepared in their respective functional currencies and translated into U.S. Dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of equity. Operational transaction adjustments are included in cost of goods sold. Non-operational transaction adjustments are included in other (expenses) income, net. Foreign exchange transaction (losses) gains included in the consolidated statements of income for the years ended December 31, consist of the following (in thousands):

	2009	2008	2007
Cost of goods sold	$(1,000)	$3,924	$5,136
Other income, net	(2,675)	(2,946)	(158)

Total foreign exchange transaction (losses) gains	$(3,675)	$978	$4,978

Derivative Financial Instruments

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign exchange contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial risks and costs associated with global operating activities. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income, but do not have a significant impact on results of operations.

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

At December 31, 2009 and 2008, we had outstanding forward currency contracts with notional values totaling $18.3 million and $8.1 million, respectively. For each of the three years ended December 31, 2009, we recognized gains of $0.6 million, $2.0 million, and $0.6 million, respectively, in income before income taxes and equity in net income of unconsolidated investments on our exchange contracts.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (i) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (ii) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2009 and 2008, there were unrealized losses of approximately $1.1 million ($0.7 million after income taxes) and $1.3 million ($0.8 million after income taxes), respectively, in accumulated other comprehensive (loss) income.

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

Our natural gas hedge transactions are executed with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas contracts qualify as cash flow hedges and are marked-to-market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive (loss) income to the extent that the unrealized gains and losses are offset by the forecasted transaction. At December 31, 2009 and 2008, there were no natural gas hedge contracts outstanding. Any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations for any of the periods presented.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued accounting guidance which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the cost-allocation process in accordance with previous accounting guidance which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The new accounting guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance will impact the manner in which we account for future business combinations.

In December 2007, the FASB ratified the consensuses of previous accounting guidance that defined collaborative arrangements and established reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This ratification was effective for fiscal years beginning after December 15, 2008. The adoption of this ratification did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance on disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under previous guidance and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This new guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified the consensuses of certain accounting guidance pertaining to equity method investment accounting considerations. The objective of this ratification was to clarify how to account for certain transactions involving equity method investments considering that the application of the equity method has been affected by recently promulgated guidance on the accounting for business combinations and noncontrolling interests. This ratification was effective for fiscal years beginning on or after December 15, 2008. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued accounting guidance which established the FASB Accounting Standards CodificationTM, or Codification, which supersedes all existing accounting standard documents and will become the single source of authoritative GAAP (other than guidance issued by the SEC) for all non-governmental entities. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification is not intended to change or alter existing GAAP and did not result in a change in our accounting practice. We have conformed our consolidated financial statements and related notes thereto to the new Codification.

In June 2009, the FASB issued accounting guidance that amends the consolidation guidance applicable to variable interest entities. The guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, rendering it effective for us on January 1, 2010. We are currently evaluating the impacts of this new guidance on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance relating to separating consideration in multiple-deliverable revenue arrangements. Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than on a combined basis) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price. The guidance is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impacts of this new guidance on our consolidated financial statements.

In January 2010, new accounting guidance was issued by the FASB that requires additional disclosures surrounding the reporting of fair value measurements and clarifies certain existing disclosure requirements. Depending upon the provision, this guidance is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010. We are currently evaluating the potential impacts of this new guidance on our consolidated financial statements.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information for the consolidated statements of cash flows is as follows (in thousands):

	2009	2008	2007

Cash paid during the year for:
Income taxes (net of refunds of $13,733, $9,617 and $2,750 in 2009, 2008 and 2007, respectively)	$14,807	$44,621	$40,312
Interest (net of capitalization)	$22,144	$36,084	$32,837

Supplemental non-cash disclosures due to the divestiture of the Port de Bouc, France facility effective December 31, 2008:
Decrease in inventory	$(3,689)	$(7,989)	$—
Decrease in other current assets	$(7,878)	$(2,481)	$—
Decrease in property, plant and equipment	$—	$(45,714)	$—
Decrease in accumulated depreciation	$—	$(23,583)	$—
Decrease in other noncurrent assets	$—	$(550)	$—
Increase in current liabilities (principally accrued expenses)	$(4,745)	$10,252	$—
Decrease in other noncurrent liabilities	$—	$(1,500)	$—
Decrease in accumulated other comprehensive (loss) income	$—	$(3,359)	$—

Supplemental non-cash disclosures due to the adoption of updated authoritative guidance on accounting for income taxes effective January 1, 2007:
Decrease in income taxes payable	$—	$—	$(35,606)
Decrease in deferred income taxes	$—	$—	$(7,875)
Increase in other noncurrent liabilities	$—	$—	$48,236
Decrease in retained earnings	$—	$—	$(4,755)

NOTE 3—Earnings Per Share:

On January 1, 2009, we adopted new accounting guidance associated with share-based payment transactions considered to be participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method. In addition, the guidance requires all prior-period earnings per share data to be adjusted retrospectively, and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. For the year ended December 31, 2009, this new guidance resulted in a decrease of $0.01 in our basic earnings per share as a result of an increase in our basic weighted-average common shares outstanding of approximately 317,000 shares while there was no impact on our reported diluted earnings per share despite an increase in our diluted weighted-average common shares of approximately 153,000 shares. For the year ended December 31, 2008, our basic and diluted earnings per share decreased $0.01 as a result of an increase in our basic and diluted weighted-average common shares of approximately 319,000 and 211,000 shares, respectively. For the year ended December 31, 2007, our basic and diluted earnings per share remained at $2.41 and $2.36, respectively, despite an increase in our basic and diluted weighted-average common shares of approximately 242,000 and 180,000 shares, respectively, in accordance with the new accounting guidance.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	2009	2008	2007

Basic earnings per share
Numerator:
Income available to shareholders, as reported	$178,368	$194,202	$229,690

Denominator:
Average number of shares of common stock outstanding	91,512	91,657	95,496

Basic earnings per share	$1.95	$2.12	$2.41

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$178,368	$194,202	$229,690

Denominator:
Average number of shares of common stock outstanding	91,512	91,657	95,496
Incremental shares under stock compensation plans	534	1,084	1,900

Total shares	92,046	92,741	97,396

Diluted earnings per share	$1.94	$2.09	$2.36

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2009, there were no common stock equivalents not included in the computation of diluted earnings per share.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following (in thousands):

	2009	2008
Value added tax/consumption tax	$17,626	$23,457
Other	17,397	23,700

Total	$35,023	$47,157

NOTE 5—Inventories:

Approximately 20% of our inventories are valued using the last-in, first-out, or LIFO, method at December 31, 2009 and 2008. The portion of our domestic inventories stated on the LIFO basis amounted to $71.1 million and $107.6 million at December 31, 2009 and 2008, respectively, which are below replacement cost by approximately $47.6 million and $82.8 million, respectively.

NOTE 6—Other Current Assets:

Other current assets consist of the following (in thousands):

	2009	2008
Deferred income taxes—current(a)	$9,322	$19,998
Income tax receivables	7,683	19,771
Prepaid expenses	29,570	19,236

Total	$46,575	$59,005

(a)	See Note 18, “Income Taxes.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following (in thousands):

	Useful Lives (Years)	2009	2008
Land	—	$50,468	$49,494
Land improvements	5 – 30	50,084	49,468
Buildings and improvements	10 – 45	196,527	183,638
Machinery and equipment	3 – 19	1,478,693	1,432,388
Machinery and equipment (major plant components)	20 – 45	504,138	452,998
Property, plant and equipment under capital lease(a)	19 – 50	24,652	24,652
Long-term mineral rights and production equipment costs	7 – 60	59,118	59,056
Construction in progress	—	42,449	71,302

Total		$2,406,129	$2,322,996

(a)	Assets under capital lease are primarily machinery and equipment with useful lives ranging from 19 to 25 years. A building with a cost of $1.3 million has a useful life of 50 years.

The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated, generally by the straight-line method. Depreciation expense amounted to $87.3 million, $97.4 million and $93.0 million at December 31, 2009, 2008 and 2007, respectively. Interest capitalized on significant capital projects in 2009, 2008 and 2007 was $1.2 million, $1.0 million and $4.5 million, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2009, 2008 and 2007 was $1.3 million, $1.3 million and $1.7 million, respectively.

As of December 31, 2009 and 2008, accumulated amortization for assets under the capital lease was $7.8 million and $6.7 million, respectively.

NOTE 8—Investments:

Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2009 and 2008 (in thousands).

	2009	2008
Joint ventures	$126,459	$106,172
Nonmarketable securities	2,715	2,770
Marketable equity securities	16,910	13,009

Total	$146,084	$121,951

At December 31, 2009 and 2008, the amount at which our investments in unconsolidated joint ventures were carried exceeded our amount of underlying equity in net assets by approximately $16.0 million and $13.5 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2009 and 2008, $2.1 million and $2.4 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing our share of the joint venture’s goodwill.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership positions in significant unconsolidated investments are shown below:

		2009	2008	2007
*	Nippon Aluminum Alkyls – a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG – a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited – a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. – a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. – a joint venture with Petrobras Quimica S.A.–PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%

Our investment in the significant unconsolidated joint ventures above amounted to $123.3 million and $103.9 million as of December 31, 2009 and 2008, respectively, and the amount included in “equity in net income of unconsolidated investments” in the consolidated statements of income totaled $21.1 million, $22.8 million and $24.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	2009	2008
Summary of Balance Sheet Information at December 31:
Current assets	$243,724	$246,467
Other assets	165,882	167,684

Total assets	$409,606	$414,151

Current liabilities	$126,338	$158,607
Noncurrent liabilities	57,583	58,532

Total liabilities	$183,921	$217,139

	2009	2008	2007
Summary of Statements of Income Information for the year ended December 31:(a)(b)
Net sales	$441,141	$426,947	$406,850
Gross profit	$152,063	$150,167	$144,705
Income before income taxes	$74,462	$63,507	$70,009
Net income	$49,575	$42,201	$47,935

(a)

On June 30, 2008, we acquired the remaining 25% interests of our majority owned Polymer Solutions (formerly Polymer Additives) segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)

Effective July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. As a result, our management concluded that consolidation accounting for this investment was appropriate under U.S. GAAP. We previously accounted for this investment using the equity method.

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $18.0 million, $13.1 million and $11.8 million in 2009, 2008 and 2007, respectively.

Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2009 and 2008, these marketable securities amounted to $16.9 million and $13.0 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Other Assets:

Other assets consist of the following (in thousands):

	2009	2008
Assets related to unrecognized tax benefits(a)	$14,932	$39,913
Deferred income taxes—noncurrent(a)	73,667	50,836
Other	34,660	22,968

Total	$123,259	$113,717

(a)	See Note 18, “Income Taxes.”

NOTE 10—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents, and other intangibles.

The following table summarizes the changes in goodwill by operating segment for the year ended December 31, 2009 (in thousands):

	Balances at Beginning of Year	Changes		Foreign Exchange Impact	Balances at December 31, 2009
Polymer Solutions	$34,539	$1,231	(a)	$383	$36,153
Catalysts	221,868	(1,180	) (b)	7,478	228,166
Fine Chemicals	22,360	5,909	(c)	133	28,402

Total	$278,767	$5,960		$7,994	$292,721

(a)

The increase in goodwill in our Polymer Solutions segment relates primarily to adjustments to the final purchase price allocation of the remaining 25% interests in our majority owned joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)

The decrease in goodwill in our Catalysts segment relates to the reduction of certain restructuring accruals that were recorded as part of our purchase price accounting for the Refinery Catalysts acquisition in July 2004.

(c)

The increase in goodwill in our Fine Chemicals segment includes $3.2 million related to adjustments to finalize the purchase price allocation of Sorbent Technologies Corporation, a full-service power plant mercury-control provider and $2.7 million associated with final purchase accounting adjustments relating to our 75% acquired interest in the Sinobrom joint venture executed in December 2008.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in goodwill by operating segment for the year ended December 31, 2008 (in thousands):

	Balances at Beginning of Year	Changes		Foreign Exchange Impact	Balances at December 31, 2008
Polymer Solutions	$29,672	$7,631	(a)	$(2,764)	$34,539
Catalysts	232,369	(383)		(10,118)	221,868
Fine Chemicals	8,144	15,343	(b)	(1,127)	22,360

Total	$270,185	$22,591		$(14,009)	$278,767

(a)

The increase in goodwill in our Polymer Solutions segment relates primarily to the preliminary allocation of the purchase price of the remaining 25% interests in our majority owned joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)

The increase in goodwill in our Fine Chemicals segment includes $14.9 million related to the preliminary allocation of the purchase price of Sorbent Technologies Corporation, a full-service power plant mercury-control provider.

We have not recognized any impairment losses in 2009, 2008, and 2007.

Other Intangible Assets consist of the following at December 31, 2009 and 2008 (in thousands):

	2009
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$95,652	$(21,025)	$4,842	$79,469
Trade names (a)	5 – 35	44,754	(10,401)	2,608	36,961
Patents	8 – 19	42,016	(25,766)	2,554	18,804
Manufacturing contracts and supply/service agreements	8 – 12	12,503	(10,038)	424	2,889
Land use rights	37 – 50	6,647	(413)	583	6,817
Military specification approvals	35	4,345	(858)	—	3,487
Noncompete agreements	3 – 12	3,567	(3,150)	522	939
Licenses	5 – 20	146	(117)	1	30
Other	3 – 20	3,432	(2,578)	273	1,127

Total		$213,062	$(74,346)	$11,807	$150,523

	2008
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$94,243	$(16,354)	$3,909	$81,798
Trade names (a)	5 – 35	44,754	(8,774)	1,886	37,866
Patents	8 – 19	42,016	(20,888)	2,429	23,557
Manufacturing contracts and supply/service agreements	8 – 12	14,037	(8,789)	390	5,638
Land use rights	37 – 50	6,647	(217)	576	7,006
Military specification approvals	35	4,345	(734)	—	3,611
Noncompete agreements	3 – 12	3,567	(2,598)	483	1,452
Licenses	5 – 20	146	(111)	1	36
Other	3 – 20	8,432	(2,658)	273	6,047

Total		$218,187	$(61,123)	$9,947	$167,011

(a)	Trade names include a gross carrying amount of $10.3 million for an indefinite lived intangible asset.

In conjunction with the acquisition of the remaining 25% interests in our majority owned Polymer Solutions segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited (see also Note 22, “Acquisitions”), the preliminary purchase price allocation included amortizable intangible assets of $12.4 million. These amortizable intangible assets included customer lists of $7.9 million, trade names of $2.4 million, land use rights of $0.8 million, and patents of $1.3 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amortization of other intangibles amounted to $13.2 million, $14.3 million and $13.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2010	$13,295
2011	$12,285
2012	$10,432
2013	$7,745
2014	$7,745

In April 2008, the FASB issued new accounting guidance which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance was required to be applied prospectively to intangible assets acquired after the effective date. We have applied this new guidance to intangible assets acquired after January 1, 2009. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

NOTE 11—Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	2009	2008
Employee benefits, payroll and related taxes	$39,532	$46,429
Taxes other than income taxes and payroll taxes	25,151	16,992
Reduction in force accruals (a)	4,880	20,276
Port de Bouc disposition accruals	—	17,322
Other	63,705	69,493

Total	$133,268	$170,512

(a)	See Note 19, “Special Items.”

NOTE 12—Long-Term Debt:

Long-term debt consists of the following (in thousands):

	2009	2008
Variable-rate domestic bank loans	$410,000	$522,835
Senior notes	324,830	324,796
Fixed rate foreign borrowings	38,317	49,835
Capital lease obligation	9,709	12,975
Variable-rate foreign bank loans	29,226	21,125
Miscellaneous	631	698

Total	812,713	932,264
Less amounts due within one year	36,310	26,202

Total long-term debt	$776,403	$906,062

Maturities of long-term debt are as follows: 2010—$36.3 million; 2011—$9.1 million; 2012—$7.4 million; 2013—$420.9 million and 2014 through 2017—$339.0 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have a $675.0 million unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement, that helps to improve our operating flexibility and take advantage of favorable market conditions. The March 2007 credit agreement provides for (i) an additional $200.0 million in credit upon additional loan commitments by our existing and/or additional lenders, (ii) the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, and (iii) the interest rate spread and commitment fees applicable to our borrowings under the credit facility. Pricing (0.35% as of December 31, 2009) can range from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and is based on our credit rating as determined by the major rating agencies.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement, would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of December 31, 2009, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

In March 2008, we exercised an option under the March 2007 credit agreement to extend the maturity date from March 2012 to March 2013. Lenders representing 87.4% of the commitments, or $590.0 million out of $675.0 million, approved the extension. No other changes to the agreement were part of the extension and no fees, other than attorney fees, were paid. As a result of the extension, $85.0 million and $590.0 million in commitments now have a maturity date of March 2012 and March 2013, respectively.

Borrowings under the domestic portion of the March 2007 credit agreement of $410.0 million bore a weighted average variable rate of 0.59% at December 31, 2009. There were no foreign borrowings outstanding under the credit agreement at December 31, 2009. The average interest rate on borrowings during 2009 was 0.68%.

Our $325.0 million aggregate principal amount of senior notes, issued in January 2005, bear interest at a rate of 5.10%, payable semi-annually on February 1 and August 1 of each year. The notes mature on February 1, 2015.

We have additional agreements with domestic financial institutions that provide immediate borrowings under uncommitted credit lines up to a maximum of $60.0 million. There were no outstanding borrowings under these agreements at December 31, 2009 and $27.8 million at December 31, 2008. The average interest rate on borrowings under these agreements during 2009 and 2008 was 0.80% and 3.27%, respectively.

We have an agreement with a foreign bank that provides immediate U.S Dollar or Euro denominated borrowings under uncommitted credit lines up to a maximum of $48.0 million or the Euro equivalent. At December 31, 2009, there were no outstanding borrowings under this agreement.

One of our foreign subsidiaries has existing agreements with several foreign banks, which provide immediate borrowings under uncommitted credit lines up to a maximum of 4.5 billion Japanese Yen (approximately $48.4 million at December 31, 2009, based on applicable exchange rates.) At December 31, 2009, there were outstanding borrowings under this agreement of $5.2 million. The average interest rate on borrowings under this agreement was 1.37% at December 31, 2009.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $53.2 million, of which $38.1 million supports foreign subsidiaries based in China. We have guaranteed these agreements. At December 31, 2009, there were $27.7 million in borrowings under these agreements. The weighted average interest rate on borrowings under these agreements was 5.11% at December 31, 2009.

We have the ability to refinance our borrowings under credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2009 and 2008. At December 31, 2009, we had the ability to borrow an additional $265.0 million under our March 2007 credit agreement.

Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $44.4 million and $52.1 million at December 31, 2009 and 2008, respectively, and principally includes (i) foreign plant-related construction borrowings amounting to $28.7 million and $33.2 million at December 31, 2009 and 2008, respectively, which bore interest at rates ranging from 4.28% to 7.12% at December 31, 2009, with principal and interest payable in 11 semiannual installments through April 2015 and (ii) a capitalized lease obligation related to certain plant equipment amounting to $9.7 million and $13.0 million at December 31, 2009 and

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2008, respectively, with semiannual payments of 1.6 million Jordanian Dinars ($2.2 million at December 31, 2009 based on applicable exchange rates), including interest calculated at 5.50%, through July 2012. At December 31, 2009 and 2008, the JBC debt also included a $6.0 million unsecured non-interest bearing loan from its other shareholder.

NOTE 13—Other Noncurrent Liabilities:

Other noncurrent liabilities consist of the following (in thousands):

	2009	2008
Liabilities related to uncertain tax positions (a)	$22,302	$81,303
Other	82,480	61,480

Total	$104,782	$142,783

(a)	See Note 18, “Income Taxes.”

NOTE 14—Stock-based Compensation Expense:

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2009, no shares of preferred stock have been issued.

Stock Purchases

During 2009, we purchased an aggregate of 174,900 shares of our common stock in open-market transactions for $5.8 million at an average price of $33.23 per share. During 2008, we purchased an aggregate of 662,700 shares of our common stock in open-market transactions for $20.1 million at an average price of $30.30 per share. During 2007, we purchased an aggregate of 749,810 shares of our common stock in open-market transactions for $30.8 million at an average price of $41.04 per share. On February 27, 2008, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. At December 31, 2009, we have authorization to purchase an additional 4,225,100 shares of our common stock.

On February 8, 2008, pursuant to a Stock Purchase Agreement, dated as of February 5, 2008, with each of (i) William M. Gottwald, John D. Gottwald and James T. Gottwald as Trustees of Floyd, Jr.’s Trust, or the Trust, under the will of Floyd D. Gottwald, (ii) Floyd D. Gottwald, Jr. and (iii) Westham Partners, L.P., pursuant to which we purchased an aggregate of 3,000,000 shares of common stock from the Trust, an aggregate of 300,000 shares of common stock from Floyd D. Gottwald, Jr., and an aggregate of 700,000 shares of common stock from Westham Partners, L.P., each at a purchase price of $37.22 per share of common stock. We utilized availability under our March 2007 credit agreement for payment of the total purchase price of approximately $148.9 million for the 4,000,000 shares.

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

Incentive Plans

At December 31, 2009, we have five existing incentive plans (1998, 2003, 2006 non-employee director, 2008, and 2008 non-employee director plans). The plans generally provide for incentive awards payable in one or more of the following at our option: cash, shares of our common stock, qualified and non-qualified stock options, or stock options, stock appreciation rights, or SARs, restricted stock awards, and performance unit awards.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the 1998 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 592,334 shares outstanding at December 31, 2009), SARs, or the grant of restricted stock or performance unit awards subject to certain limitations. The maximum aggregate number of shares that could be issued pursuant to the exercise of options is 5,200,000. No further grants or awards can be made under the 1998 plan.

Under the 2003 plan, a maximum aggregate number of 6,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 330,000 shares are outstanding at December 31, 2009), SARs, or the grant of restricted stock or performance unit awards. No further grants or awards can be made under the 2003 plan.

Under the 2006 non-employee director plan, a maximum aggregate number of 150,000 shares of our common stock were authorized for issuance to the Company’s non-employee directors. The maximum number to be issued to each participant during a calendar year may be no more than 2,000 shares. No further grants or awards can be made under the 2006 non-employee director plan.

Under the 2008 plan, a maximum aggregate number of 3,000,000 shares of our common stock were authorized for issuance pursuant to the exercise of stock options (options for 1,304,500 shares are outstanding at December 31, 2009), SARs, or the grant of restricted stock or performance unit awards. At December 31, 2009, 1,528,000 shares were available for issuance pursuant to grants under the 2008 plan.

Under the 2008 non-employee director plan, a maximum aggregate number of 100,000 shares of our common stock was authorized for issuance to the Company’s non-employee directors. The maximum number to be issued to each participant during a calendar year may be no more than 2,000 shares. At December 31, 2009, 74,625 shares were available for issuance pursuant to grants under the 2008 non-employee director plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2009, 2008 and 2007 amounted to $0.3 million, $18.5 million and $18.1 million, respectively. Total related recognized tax benefits for the years ended December 31, 2009, 2008 and 2007 amounted to $0.1 million, $6.5 million and $6.5 million, respectively. During 2009, we reduced certain of our stock-based compensation accruals in the amount of $7.8 million based on revised estimates of expected performance. This accrual reversal served to offset a significant portion of stock-based compensation expense for the year ended December 31, 2009.

The following table summarizes the activity in the 1998, 2003, 2006 non-employee director, 2008 and 2008 non-employee director plans for the year ended December 31, 2009:

	Shares Available for Grant	Options Activity	Options Price	Weighted- Average Exercise Price
December 31, 2008	2,929,750	1,329,000	$10.00—23.30	$14.14
Options exercised		(341,666)	$10.00—18.27	$12.16
Non-qualifying stock options granted	(1,255,500)	1,255,500	$22.45—25.94	$22.46
Non-qualifying stock options forfeited	16,000	(16,000)	$22.45	$22.45
Non-employee director stock awards granted	(17,125)
Restricted stock award canceled	9,000
Restricted stock awards granted	(79,500)

December 31, 2009	1,602,625	2,226,834	$11.73—25.94	$19.08

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock options outstanding under the three plans have been granted at prices that were equal to the market value of the stock on the date of grant and expire ten years after issuance. The stock options granted became or will become exercisable based upon either the increase in fair market value of our common stock, during a specified period, from the fair market value on the date of grant or at the end of a fixed period as defined in the individual agreements. The stock options outstanding at December 31, 2009 that are not yet exercisable will become exercisable at the end of a fixed period as defined in the individual agreements.

There were no stock option grants during the year ended December 31, 2007. In 2008, 65,000 stock options were granted primarily to new hires. In 2009, 1,255,500 stock options were granted to long-term incentive eligible employees as the market outlook facing the Company in late 2008 and into 2009 heightened the importance of management capabilities and retention in the face of declining value of other incentive plans.

The fair value of each option grant during the years ended December 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007
Fair values of options granted	$6.70	$6.87	$	N/A
Dividend yield (a)	2.13%	1.57%		N/A
Volatility (b)	32.94%	31.32%		N/A
Average expected life (in years)(c)	6	6		N/A
Risk-free interest rate (d)	3.37%	4.20%		N/A

(a)	Dividend yield is the average of historical yields and those estimated over the average expected life.
(b)	The stock volatility is based on historical volatilities of our common stock.
(c)

The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns.

(d)

The risk-free interest rate is based on the U.S. Treasury strip rate with stripped coupon interest for the period equal to the contractual term of the share option grant in effect at the time of grant.

We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the years ended December 31, 2009 and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the year ended December 31, 2009 are provided in the following table (in thousands):

Year Ended December 31, 2009
Proceeds from stock options exercised	$4,153
Tax benefit related to stock options exercised	$2,018
Intrinsic value of stock options exercised	$5,789

The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $8.4 million and $56.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed-price stock options at December 31, 2009 (in thousands, except share and per share amounts):

	Number of Shares Underlying Outstanding Stock Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Term
Options outstanding at 12/31/09	2,226,834	$19.08	$38,499	6.8 years
Options exercisable at 12/31/09	922,334	$14.38	$20,280	3.4 years

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2009 is approximately $6.5 million and is expected to be recognized over a remaining weighted-average period of 2.2 years.

The following table summarizes activity in performance unit awards for the year ended December 31, 2009 and December 31, 2008:

	Performance Unit Awards	Weighted-Average Grant-Date Fair Value
Nonvested awards—December 31, 2007	962,000	$21.53
Awards granted	1,188,500	$30.80
Awards forfeited	(36,500)	$28.78
Awards vested	(850,500)	$21.53

Nonvested awards—December 31, 2008	1,263,500	$30.04
Awards forfeited	(680,110)	$37.10
Awards vested	(575,890)	$21.60

Nonvested awards—December 31, 2009	7,500	$38.41

During 2007, the remaining 259,500 units of the 2004 performance unit award were issued in shares of our common stock upon completion of the remaining vesting requirements. The fair value of these shares at the distribution date was $9.3 million. During the year ended December 31, 2008, performance unit awards granted in 2006 were earned at 150% resulting in an additional 481,000 units earned. Of the total units earned under the 2006 award, 850,500 shares with a fair value of $31.6 million at the distribution date were issued during the year ended December 31, 2008 with the remaining 573,000 units issued in shares of our common stock upon completion of the remaining vesting requirements at the beginning of 2009. During the year ended December 31, 2008, 19,500 of these performance units were canceled due to the terminations of employees prior to the completion of the vesting term. During the year ended December 31, 2009, the remaining 573,000 units earned under the 2006 award were distributed with a fair value of $12.3 million.

During the year ended December 31, 2008, the Executive Compensation Committee of our Board of Directors approved a performance unit award grant totaling 700,000 units to be paid in shares of our common stock. The units were to be earned at a level ranging from 0 – 150% contingent upon the achievement of specific performance criteria over a two-year period ending on December 31, 2009. Distribution of 50% of the earned units would occur upon completion of the two-year measurement period and the remaining 50% of the earned units would occur one year thereafter. During the year ended December 31, 2009 and 2008, 62,110 and 17,000 performance units, respectively, were canceled due to the terminations or retirements of employees prior to the completion of the vesting term. In 2009, 2,890 units from the 2008 award were distributed with a fair value of $0.1 million due to retirements or termination without cause. Also in 2009, the remaining 618,000 units from the 2008 award were canceled as the performance criteria for the awards were not met.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also in 2008, a performance unit award grant of 7,500 units to be paid in shares of common stock was approved. The units will be earned at a level ranging from 0 – 100% contingent upon the achievement of specific performance criteria over a one-year period ending on July 31, 2010. Distribution of 50% of the earned units will occur upon completion of the one-year measurement period and the remaining 50% of the earned units will occur one year thereafter.

Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2009 is approximately $0.1 million and is expected to be recognized over a remaining weighted-average period of 1.2 years. Each performance unit represents one share of common stock. The fair value of the performance based restricted stock was estimated on the date of grant.

The following table summarizes activity in non-performance based restricted stock awards for the year ended December 31, 2009:

	Non-Performance Based Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested awards—December 31, 2008	536,700	$36.53
Awards vested	(69,700)	$28.98
Awards forfeited	(20,000)	$36.03
Awards granted	88,625	$21.85

Nonvested awards—December 31, 2009	535,625	$35.10

During 2007, 50,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $16.41 per share became fully vested and were issued to employees and a 2006 award of 4,000 shares was canceled due to the voluntary termination of an employee prior to the completion of the three year vesting term. Also in 2007, 200,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $42.95 per share were granted and vest over a five year graded period with one third of the shares being distributed on each of the third, fourth and fifth anniversaries of the grant date. In addition, 113,500 shares with a weighted-average grant-date fair value of $40.69 per share were granted and cliff vest after three years.

During 2008, 8,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $19.09 per share became fully vested and were issued to employees. Also during 2008, awards totaling 24,000 shares were canceled due to the termination of employees prior to the completion of the three-year vesting terms. In addition, 22,500 shares with a weighted-average grant-date fair value of $34.56 per share were granted and vest over a three year graded period with one third of the shares being distributed on each of the first, second and third anniversaries of the grant date. Finally, 6,200 shares with a weighted-average grant-date fair value of $37.41 per share were granted and cliff vest after one year and 118,500 shares with a weighted-average grant-date fair value of $32.21 per share were granted and cliff vest after three years.

During 2009, 69,700 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $28.98 per share became fully vested and were issued to employees and awards totaling 20,000 shares were canceled due to the termination of employees prior to the completion of the three-year vesting terms. Also in 2009, 4,000 shares and 61,000 shares of non-performance based restricted stock with a weighted-average grant-date fair value of $19.79 per share and $20.98 per share, respectively, were granted and cliff vest after three years. In addition, 12,500 shares with a weighted-average grant-date fair value of $22.80 per share were granted and cliff vest after four years and 2,000 shares with a weighted-average grant-date fair value of $30.37 per share were granted and cliff vest after three years. Finally, 9,125 shares with a weighted-average grant-date fair value of $25.35 per share were granted and cliff vest after one year.

Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2009 is approximately $6.6 million and is expected to be recognized over a remaining weighted-average period of 1.9 years. The fair value of the non-performance based restricted stock was estimated on the date of grant adjusted for a dividend factor, if necessary.

Deferred Directors’ Compensation

Under the 1996 Directors’ Deferred Compensation plan (as amended and restated in 2005), a maximum aggregate number of 200,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors. In 2009, the Company made a discretionary allocation of 700 shares per director (5,600 common shares) to each director’s deferral account with a one-year minimum deferral period.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Environmental

Environmental liabilities at December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Beginning balance	$18,970	$23,116	$29,571
Expenditures	(1,414)	(2,742)	(2,756)
Change in estimate	(2,202)	(916)	(5,698)
Foreign exchange	213	(488)	1,999

Ending balance	$15,567	$18,970	$23,116

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17.7 million before income taxes.

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

Rental Expense

Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Year	Minimum Capital Lease Payments	Minimum Operating Lease Payments
2010	$4,400	$9,433
2011	4,401	$6,436
2012	2,197	$4,325
2013	—	$2,897
2014	—	$2,553
Thereafter	—	$15,469

Total minimum obligations	10,998
Interest	(1,289)

Present value of net minimum obligations	9,709
Current portion	(3,721)

Long-term obligations	$5,988

Rental expense was approximately $27.3 million, $30.7 million, and $26.2 million for 2009, 2008 and 2007, respectively. Rental expense is shown net of rental income of $0.4 million for 2007. There was minimal rental income during 2009 and 2008.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the results of operations or the financial position of the Company.

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

Other

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	2010	2011	2012	2013	2014	Thereafter
Letters of credit and guarantees	$20,262	$6,192	$1,511	$539	$—	$7,205

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2009, the Company had $35.7 million of outstanding letters of credit and guarantees. The outstanding letters of credit are primarily related to performance bonds, environmental guarantees and insurance claim payment guarantees with expiration dates ranging from 2010 to 2017.

The majority of the Company’s guarantees relates to custom and port authorities that have expiration dates ranging from one year to three years. The guarantees arose during the ordinary course of business. We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2009. We are unable to estimate the maximum potential amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

In connection with our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.4 million.

We had asset retirement obligations of $14.1 million and $13.7 million at December 31, 2009 and 2008, respectively. During 2009, we did not record any new asset retirement obligations, and the increase from December 31, 2008 is related to accretion expense recorded during 2009. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—Accumulated Other Comprehensive (Loss) Income:

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	2009	2008
Foreign currency translation adjustments (net of deferred taxes: 2009—$11,508; 2008—$6,426)	$132,234	$97,962
Defined benefit pension plans and postretirement plans:
Net transition asset (net of deferred taxes: 2009—$3; 2008—$7)	6	12
Net prior service benefit (net of deferred taxes: 2009—$4,670; 2008—$7,730)	8,286	13,782
Net benefit plan loss (net of deferred taxes: 2009—$126,613; 2008—$116,310)	(231,143)	(211,545)
Other (net of deferred taxes: 2009—$753; 2008—$474)	(1,243)	(853)

Total	$(91,860)	$(100,642)

NOTE 17—Pension Plans and Other Postretirement Benefits:

We have certain noncontributory defined benefit pension plans covering certain U.S., German, Japanese, and the Netherlands employees. We also have a contributory defined benefit plan covering certain Belgian employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

During 2009, the U.S. defined benefit pension plans were amended to be in compliance with the Pension Protection Act of 2006 (PPA), which was signed into law on August 16, 2006. This law amended the Employee Retirement Income Security Act of 1974 (ERISA) and included new rules regarding methods and assumptions, including measuring the benefit obligation and plan assets, use of interest rate assumptions, mortality tables, valuation date, credit balances for carryover, and pre-funded balances, etc.

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

On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The annual contribution to the defined contribution plan is based on 5% of eligible employee compensation and was amended January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. Contributions amounted to $3.5 million, $3.4 million and $3.0 million in 2009, 2008 and 2007, respectively. We also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.4 million, $0.6 million and $0.6 million for 2009, 2008 and 2007, respectively.

We have two benefit plans that cover employees in the Netherlands, a defined benefit plan and a plan similar to a collective defined contribution plan. Our defined benefit plan is a transitional arrangement in which benefits are based primarily on employee compensation and/or years of service. This plan is for certain individuals born on or before 1949 whom had a prior agreement, which we elected to honor, in connection with the refinery catalysts business acquisition in 2004. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $9.0 million, $10.3 million and $7.9 million in 2009, 2008 and 2007, respectively, in annual premiums and related costs pertaining to this plan.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Pension Benefits 2009	Domestic Pension Benefits 2009	Total Pension Benefits 2008	Domestic Pension Benefits 2008
Change in benefit obligations:
Benefit obligation at January 1	$518,138	$479,138	$509,977	$466,856
Service cost	10,568	8,544	12,241	9,942
Interest cost	32,967	30,608	31,679	29,543
Plan amendments	—	—	738	738
Actuarial loss	46,840	39,139	2,169	779
Benefits paid	(38,240)	(30,951)	(36,154)	(28,720)
Plan curtailments and settlements	—	—	(1,582)	—
Employee contributions	285	—	271	—
Foreign exchange loss (gain)	313	—	(1,201)	—

Benefit obligation at December 31	$570,871	$526,478	$518,138	$479,138

Change in plan assets:
Fair value of plan assets at January 1	$366,061	$360,597	$511,788	$506,621
Actual return on plan assets	52,482	51,430	(146,702)	(146,995)
Employer contributions	36,449	28,961	37,077	29,691
Benefits paid	(38,240)	(30,951)	(36,154)	(28,720)
Employee contributions	285	—	271	—
Foreign exchange gain (loss)	88	—	(219)	—

Fair value of plan assets at December 31	$417,125	$410,037	$366,061	$360,597

Funded status	$(153,746)	$(116,441)	$(152,077)	$(118,541)

Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(5,248)	$(1,582)	$(5,696)	$(1,384)
Noncurrent liabilities (pension benefits)	(148,498)	(114,859)	(146,381)	(117,157)

Net pension liability at December 31	$(153,746)	$(116,441)	$(152,077)	$(118,541)

Amounts recognized in accumulated other comprehensive loss (income):
Transition asset	$(9)	$(9)	$(19)	$(19)
Prior service benefit	(9,935)	(10,467)	(10,919)	(11,506)
Net actuarial loss	337,946	331,637	313,594	313,288

Net amount recognized at December 31	$328,002	$321,161	$302,656	$301,763

Weighted-average assumption percentages as of December 31:
Discount rate	5.77%	5.86%	6.45%	6.50%
Rate of compensation increase	3.90%	4.11%	4.11%	4.33%

The accumulated benefit obligation for all defined benefit pension plans was $554.1 million and $495.5 million at December 31, 2009 and 2008, respectively.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions (in thousands):

	Total Other Postretirement Benefits 2009	Domestic Other Postretirement Benefits 2009	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008
Change in benefit obligations:
Benefit obligation at January 1	$59,325	$59,325	$54,413	$54,413
Service cost	438	438	446	446
Interest cost	3,769	3,769	3,310	3,310
Actuarial loss	6,862	6,862	5,682	5,682
Benefits paid	(4,655)	(4,655)	(4,526)	(4,526)

Benefit obligation at December 31	$65,739	$65,739	$59,325	$59,325

Change in plan assets:
Fair value of plan assets at January 1	$8,821	$8,821	$8,713	$8,713
Actual return on plan assets	790	790	1,434	1,434
Employer contributions	3,251	3,251	3,200	3,200
Benefits paid	(4,655)	(4,655)	(4,526)	(4,526)

Fair value of plan assets at December 31	$8,207	$8,207	$8,821	$8,821

Funded status	$(57,532)	$(57,532)	$(50,504)	$(50,504)

Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,681)	$(3,681)	$(2,701)	$(2,701)
Noncurrent liabilities (postretirement benefits)	(53,851)	(53,851)	(47,803)	(47,803)

Net postretirement liability at December 31	$(57,532)	$(57,532)	$(50,504)	$(50,504)

Amounts recognized in accumulated other comprehensive loss (income):
Prior service benefit	$(3,021)	$(3,021)	$(10,593)	$(10,593)
Net actuarial loss	19,810	19,810	14,261	14,261

Net amount recognized at December 31	$16,789	$16,789	$3,668	$3,668

Weighted-average assumption percentages as of December 31:
Discount rate	5.70%	5.70%	6.55%	6.55%
Rate of compensation increase	4.00%	4.00%	4.25%	4.25%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits expense are as follows (in thousands):

	Total Pension Benefits 2009	Domestic Pension Benefits 2009	Total Pension Benefits 2008	Domestic Pension Benefits 2008	Total Pension Benefits 2007	Domestic Pension Benefits 2007
Service cost	$10,568	$8,544	$12,241	$9,942	$11,899	$9,393
Interest cost	32,967	30,608	31,679	29,543	29,100	27,220
Expected return on assets	(42,341)	(42,080)	(42,003)	(41,753)	(38,910)	(38,698)
Plan curtailments/settlement, termination benefits and termination of insurer contracts*	—	—	(1,442)	—	(7)	—
Amortization of transition asset	(10)	(10)	(10)	(10)	(10)	(10)

Amortization of prior service benefit	(984)	(1,039)	(1,021)	(1,085)	(1,006)	(1,064)
Amortization of loss	12,348	11,440	7,808	8,594	11,803	12,456

Benefits expense	$12,548	$7,463	$7,252	$5,231	$12,869	$9,297

Weighted-average assumption percentages:
Discount rate	6.45%	6.50%	6.39%	6.50%	5.78%	5.90%
Expected return on plan assets	8.69%	8.75%	8.71%	8.75%	8.71%	8.75%
Rate of compensation increase	4.11%	4.33%	4.10%	4.25%	3.62%	3.75%

*	During the fourth quarter ended December 31, 2008, in connection with the disposition of the Port de Bouc, France facility effective December 31, 2008, our pension liability on such date was transferred to the new owner.

The estimated amounts to be amortized from accumulated other comprehensive loss (income) into net periodic pension costs during 2010 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of transition asset	$(9)	$(9)
Amortization of prior service benefit	$(985)	$(1,039)
Amortization of net actuarial loss	$16,944	$15,704

The components of postretirement benefits (income) expense are as follows (in thousands):

	Total Other Postretirement Benefits 2009	Domestic Other Postretirement Benefits 2009	Total Other Postretirement Benefits 2008	Domestic Other Postretirement Benefits 2008	Total Other Postretirement Benefits 2007	Domestic Other Postretirement Benefits 2007
Service cost	$438	$438	$446	$446	$590	$590
Interest cost	3,769	3,769	3,310	3,310	3,927	3,927
Expected return on assets	(571)	(571)	(572)	(572)	(553)	(553)
Plan curtailments, termination benefits and termination of insurer contracts*	—	—	—	—	(2,107)	—
Amortization of prior service benefit	(7,572)	(7,572)	(9,598)	(9,598)	(3,906)	(3,906)
Amortization of loss	1,096	1,096	351	351	506	506

Benefits (income) expense	$(2,840)	$(2,840)	$(6,063)	$(6,063)	$(1,543)	$564

Weighted-average assumption percentages:
Discount rate	6.55%	6.55%	6.40%	6.40%	5.81%	5.85%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	3.75%	3.75%

*	Effective January 1, 2007, we elected to terminate a postretirement plan in the Netherlands that would have provided medical benefits to employees in the Netherlands who retired after August 2009. We have no future liabilities under this plan.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive loss (income) into net periodic postretirement costs during 2010 are as follows (in thousands):

	Total Other Postretirement Benefits	Domestic Other Postretirement Benefits
Amortization of prior service benefit	$(1,705)	$(1,705)
Amortization of net actuarial loss	$1,687	$1,687

In estimating the expected return on plan assets, consideration is given to past performance and future performance expectations for the types of investments held by the plan, as well as the expected long term allocations of plan assets to these investments. At December 31, 2009, the expected rates of return on pension plan assets for domestic plans and other postretirement benefit plan assets were 8.75% and 7.00%, respectively. Effective January 1, 2010, the assumed rate of return on U.S. pension plan assets has been reduced to 8.25%. There was no change in these rates from December 31, 2008. At December 31, 2009 and 2008, the weighted-average expected rate of return on pension plan assets for foreign plans was 4.50% and 4.35%, respectively.

In December 2008, the FASB issued new accounting guidance regarding employers’ disclosures about postretirement benefit plan assets. This new guidance is effective for fiscal years ending after December 15, 2009 and requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We have adopted this guidance and have provided the additional disclosures required upon adoption.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2009:

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Pension Assets:
Domestic Equity	$151,750	$135,280	$16,470	$—
International Equity	67,050	27,770	39,280	—
Fixed Income	62,917	606	62,311	—
Absolute Return	92,797	26,466	429	65,902
Cash	42,611	42,611	—	—

Total Pension Assets	$417,125	$232,733	$118,490	$65,902

Postretirement Assets:
Fixed Income	$8,207	$—	$8,207	$—

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of the plans’ level 3 assets for the year ended December 31, 2009.

Absolute Return
Beginning Balance	$88,828
Total losses relating to assets sold during the period(a)	(480)
Total unrealized gains relating to assets still held at the reporting date(a)	3,863
Purchases, sales, issuances, and settlements (net)	(26,309)

Ending Balance	$65,902

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

The investment objective of the U.S. pension plan assets is maximum return with a strong emphasis on preservation of capital. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset allocations include 60% in long equity holdings and the remaining 40% in asset classes that provide diversification from traditional long equity holdings. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include, but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield equities and distressed debt.

At December 31, 2009 and 2008, equity securities held by our pension and other postretirement benefit plans did not include Albemarle common stock.

We have determined that the expected 2010 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans approximate $6.0 million. No minimum contributions for the U.S. qualified pension plans are expected to be required for 2010. We may choose to make additional pension contributions in excess of this amount. Current expectations are to pay approximately $3.2 million in premiums to the U.S. postretirement benefit plan in 2010.

The current forecast of benefit payments, which reflect expected future service, amounts to (in millions):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits	Domestic Postretirement Benefits
2010	$34.1	$30.1	$5.1	$5.1
2011	$34.9	$30.6	$5.2	$5.2
2012	$46.4	$43.3	$5.3	$5.3
2013	$35.7	$32.5	$5.2	$5.2
2014	$36.9	$33.6	$5.1	$5.1
2015-2019	$204.0	$192.0	$25.0	$25.0

We have a supplemental executive retirement plan, or SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $3.6 million, $4.3 million and $2.6 million were recorded for the years ended December 31, 2009, 2008, and 2007, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2009 and 2008 was $26.8 million and $23.5 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.6 million are expected to be paid to SERP retirees in 2010. In 2005, the SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 15, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2009, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees remained unchanged. For 2010, the assumed trend rate for pre-65 coverage is 8.0% per year, decreasing to an ultimate rate of 5.0% in the year 2019. The 2010 assumed trend rate for post-65 coverage is 28% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

The effect of a 1% increase in the U.S. health care cost trend rate would increase the benefit obligation and service and interest benefit cost components by a minimal amount. A 1% decrease in the U.S. health care cost trend rate would decrease the benefit obligation and service and interest benefit cost components by a minimal amount.

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance, which are accounted in accordance with authoritative guidance. The accrued postemployment benefit liability was $0.3 million and $0.4 million at December 31, 2009 and 2008, respectively.

NOTE 18—Income Taxes:

Income before income taxes and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31
	2009	2008	2007
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$103,050	$88,162	$120,190
Foreign	57,223	95,181	157,629

Total	$160,273	$183,343	$277,819

Current income tax (benefit) expense:
Federal	$(23,908)	$(17,165)	$39,456
State	772	(260)	1,309
Foreign	14,388	22,934	23,441

Total	$(8,748)	$5,509	$64,206

Deferred income tax expense (benefit):
Federal	$29,618	$(772)	$2,035
State	1,341	(879)	572
Foreign	(29,239)	(10,397)	(11,735)

Total	$1,720	$(12,048)	$(9,128)

Total income tax (benefit) expense	$(7,028)	$(6,539)	$55,078

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2009		2008		2007
Federal statutory rate	35.0%		35.0%		35.0%
State taxes, net of federal tax benefit	1.1		(0.5)		0.3
Change in valuation allowance	(0.9)		14.6	(a)	3.4
Impact of foreign earnings, net(b)	(22.6)		(26.0)		(13.4)
Tax rate changes (benefit)	—		—		(0.7	)(c)
Effect of net income attributable to noncontrolling interests	(0.8)		(0.8)		(0.9)
Loss on investment in foreign operations	—		(11.4	)(d)	—
Effect of completing domestic audits	5.7	(f)	0.8	(e)	—
Depletion	(1.7)		(2.6)		(2.2	)(c)
Revaluation of unrecognized tax benefits/reserve requirements	(19.7	)(f)	(11.2	)(e)	1.1	(c)
Other items, net	(0.5)		(1.5)		(2.8	)(c)

Effective income tax rate	(4.4)%		(3.6)%		19.8%

(a)	In 2008, we recorded valuation allowances of $26.7 million, which is predominantly related to the divestiture of our Port de Bouc, France operations, that will more likely than not expire unused.
(b)

In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. The benefit of the lower tax rates in the jurisdictions for which we made this designation have been reflected in our effective income tax rate. During 2009, 2008, and 2007, we received distributions of $6.1 million, $35.1 million and $7.2 million, respectively, from various foreign subsidiaries and joint ventures and realized a benefit (expense) of $0.2 million, $3.6 million and $(0.4) million, respectively, attributable to foreign tax credits related to the repatriation of these high taxed earnings. We have asserted for all periods being reported, permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan and currently all of the profits are from exports.

(c)

During 2007, we recorded a $2.1 million benefit from an enacted tax rate reduction in Germany, as well as other adjustments totaling $8.4 million identified in the completion of various income tax filings.

(d)	In December 2008, we sold substantially all of the Port de Bouc, France operations. This resulted in a domestic worthless stock deduction of $20.9 million.
(e)

During 2008, the completion of Internal Revenue Service, or IRS, tax audits from 2000 through 2004 tax years provided a net benefit of $32.4 million offset by the establishment of a tax reserve of $6.9 million due to changes in tax rules and a tax reserve of $5.8 million related to the divestiture of our Port de Bouc operations.

(f)	During 2009, the completion of IRS tax audits from 2005 through 2007 tax years provided a net benefit of $19.5 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred income tax assets and (liabilities) recorded on the consolidated balance sheets as of December 31, 2009 and 2008, consist of the following (in thousands):

	2009	2008
Deferred tax assets:
Postretirement benefits other than pensions	$14,437	$16,467
Accrued employee benefits	18,761	30,216
Operating loss carryovers	93,907	57,002
Environmental accruals	399	406
Asset retirement obligations	4,395	4,151
Pensions	47,799	41,964
Other accrued expenses	5,207	6,220
Accounts receivable allowance	797	619
Tax credit carryovers	69,482	64,182
Capital loss carryovers	5,924	8,086
Other	6,252	5,418

Gross deferred tax assets	267,360	234,731
Valuation allowance	(41,355)	(36,834)

Deferred tax assets	226,005	197,897

Deferred tax liabilities:
Depreciation	(208,265)	(187,419)
Inventories	(157)	(135)
Foreign currency translation adjustments	(6,845)	(2,394)
Investment in equity affiliates	(6,559)	(6,158)
Undistributed earnings of foreign subsidiaries	(204)	(1,572)
Other	(4,877)	(4,223)

Deferred tax liabilities	(226,907)	(201,901)

Net deferred tax liabilities	$(902)	$(4,004)

Classification in the consolidated balance sheets:
Current deferred tax assets	$9,322	$19,998
Current deferred tax liability	(2,450)	—
Noncurrent deferred tax assets	73,667	50,836
Noncurrent deferred tax liabilities	(81,441)	(74,838)

Net deferred tax liabilities	$(902)	$(4,004)

At December 31, 2009, we had approximately $75.3 million domestic and $2.0 million foreign credits available to offset future payments of income taxes, expiring in varying amounts between 2015 and 2029. We have established valuation allowances for $3.2 million of those domestic credits and $0.9 million of those foreign credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers. Upon utilization of these credits, $6.4 million will be recorded in additional paid in capital related to the realization of tax benefits for stock based compensation.

At December 31, 2009, we have $32.2 million of domestic net operating losses and $257.2 million of foreign net operating loss carryovers. We have established valuation allowances for $3.0 million of those domestic operating loss carryovers and $94.8 million of those foreign operating loss carryovers since we believe that it is more likely than not that the related deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. Upon utilization of the net operating loss, the tax benefit on $6.6 million of our operating loss carryovers will be recorded in additional paid in capital related to the realization of tax benefits for stock based compensation. We have recorded a $5.9 million deferred tax asset relating to capital loss carryovers. We have established a valuation allowance of $5.9 million, as we believe it is more likely than not that the deferred tax asset will not be realized during the carryover period. Despite the current economic downturn, we believe that it is more likely than not that our company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.

We adopted the accounting provisions related to uncertain tax positions on January 1, 2007. The accounting for uncertain tax positions prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

tax position taken, or expected to be taken, in a tax return. The accounting for uncertain tax provisions also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of this accounting guidance, we recognized an increase of approximately $4.8 million in the liability related to uncertain tax positions, which was accounted for as a reduction to retained earnings as of January 1, 2007.

The liabilities related to uncertain tax positions, inclusive of interest and penalties, were $22.3 million and $81.3 million at December 31, 2009 and 2008, respectively, and are reported in “Other Noncurrent Liabilities” as provided in Note 13. These liabilities at December 31, 2009 and 2008 were reduced by $14.9 million and $39.9 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits yielded assets of the same amounts at December 31, 2009 and 2008, respectively, and are recorded in “Other Assets” as provided in Note 9. The resulting net liabilities of $8.5 million and $37.6 million at December 31, 2009 and 2008, respectively, if recognized and released, would favorably affect earnings.

The liabilities related to uncertain tax positions include interest and penalties of $0.9 million and $3.8 million at December 31, 2009 and 2008, respectively, and are recognized as components of income taxes.

The liabilities related to uncertain tax positions, exclusive of interest, were $23.4 million and $77.5 million at December 31, 2009 and 2008, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2009 and 2008 (in thousands):

	2009	2008
Balance at January 1	$77,548	$100,999
Additions for tax positions related to prior years	5,082	16,399
Reductions for tax positions related to prior years	(48,054)	(31,924)
Additions for tax positions related to current year	1,495	12,085
Settlements	(12,627)	(4,417)
Lapses in statutes of limitations	(28)	(15,594)

Balance at December 31	$23,416	$77,548

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008 since the IRS has completed a review of our income tax returns through 2007.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. During 2009, we completed the tax audits for the following tax jurisdictions and respective tax years: Germany, 2002 through 2005 and Belgium, 2007 and 2008 for one of our Belgian companies. During 2008, we completed tax audits in the following tax jurisdictions and respective tax years: Belgium, 2005 through 2006; United Kingdom, 2003; and the Netherlands, 2004 through 2005. No significant tax was assessed for these audits. We were informed in January 2010 that the Belgian tax authorities would commence an audit of another of our Belgian companies for the years 2007 and 2008.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $1.0 million as a result of settlements with taxing authorities and closure of tax statutes.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Special Items:

Special items included in the consolidated statements of income for the three years ended December 31, 2009 consist of the following (in thousands):

	2009	2008	2007
Port de Bouc facility disposition charges(a)	$(12,393)	$(38,544)	$—
Restructuring and other charges (b)	(11,643)	(25,789)	—
Dayton facility closure charge(c)	—	—	(4,944)

Total special items	$(24,036)	$(64,333)	$(4,944)

(a)

Year ended December 31, 2008 included a charge amounting to $38.5 million ($33.4 million after income taxes) that relates to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge was principally due to the disposition of long-term assets of $22.6 million, net working capital of $4.4 million, restructuring charges of $5.2 million and other exit costs of $6.3 million. The charge and related assets and liabilities transferred were a part of our Polymer Solutions and Fine Chemicals business segments. The year ended December 31, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of the final contract settlement arising from the disposition.

(b)

Year ended December 31, 2008 included a charge amounting to $25.8 million ($16.8 million after income taxes) that relates to restructuring activities, principally reductions in force at various company locations across our operating segments. The year ended December 31, 2009 results include $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs, related principally to planned reductions in force and to the write-off of assets at our Arkansas facility.

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

On February 5, 2010, we reached preliminary agreement with works council representatives at our Bergheim, Germany site regarding planned restructuring activities. The ultimate cost of these activities is expected to be in the range of $7.0 million to $10.0 million. Formal agreement on the details of this program is expected to be obtained in late first quarter or second quarter of 2010.

The following table summarizes activity related to the workforce reduction charges outlined in notes (a) through (c) above (in thousands):

	2009	2008	2007
Beginning accrual balance	$20,276	$1,196	$1,818
Workforce reduction charges	4,912	22,092	348
Payments	(19,932)	(2,537)	(867)
Amount reversed to income	(365)	(597)	(215)
Foreign exchange	(11)	122	112

Ending accrual balance	$4,880	$20,276	$1,196

Year ended December 31, 2009 included a charge of $4.9 million related to planned reductions in force at various company locations, which is recorded in accrued expenses in our consolidated financial statements. The majority of the payments under this restructuring plan will be paid out in 2010.

Year ended December 31, 2008 included a charge of $22.1 million related to the layoff of over 200 employees at various company locations, which is recorded in accrued expenses in our consolidated financial statements. The majority of the payments under this restructuring plan were paid out in 2009.

Year ended December 31, 2007 included a charge of $0.3 million related to the layoff of fourteen employees and fourteen contract employees associated with the closure of our Dayton, Ohio fine chemistry facility.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes exit cost activity associated with the 2006 divestiture of our Thann, France facility (in thousands):

	2008	2007
Beginning accrual balance	$2,538	$12,363
Working capital settlement (reduction of inventory reserve)	—	1,345
Payments	(2,556)	(11,652)
Foreign exchange	18	482

Ending accrual balance	$—	$2,538

Years ended December 31, 2008 and December 31, 2007 included payments associated with the charge recorded in 2006 related to the divestiture of our Thann, France facility. Year ended December 31, 2007 also included a working capital settlement with ICIG. The divestiture obligation was payable to ICIG in twelve monthly installments through February 2008. During the year 2009 there were no additional exit cost activities associated with this divestiture.

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2009 and 2008, with the exceptions of the senior notes that we issued on January 20, 2005 and the JBC foreign currency denominated debt, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 12, “Long-Term Debt.”

	Year Ended December 31
	2009		2008
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$812,713	$819,044	$932,264	$882,897

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At December 31, 2009, the fair value of the forward contracts represented a net asset position of $0.3 million. At December 31, 2008, the fair value of the forward contracts represented a net liability position of $0.2 million.

NOTE 21—Fair Value Measurement:

In September 2006, authoritative guidance established a common definition for fair value to be applied to U.S. GAAP requiring use of fair value and also established a framework for measuring fair value, while expanding disclosure about such fair value measurements. This guidance applied to other accounting pronouncements that required or permitted fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the effective date of this guidance was delayed for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the deferred portion on January 1, 2009 did not have a material impact on our consolidated financial statements. On January 1, 2008, we adopted the portion of the guidance that was not delayed, and since our existing fair value measurements are consistent with the guidance of the statement, the partial adoption of the statement did not have a material impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 (in thousands):

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$16,884	$16,884	$—	$—
Equity securities (b)	$26	$26	$—	$—
Foreign currency exchange contracts (c)	$342	$—	$342	$—
Pension assets (d)	$417,125	$232,733	$118,490	$65,902
Postretirement assets (d)	$8,207	$—	$8,207	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,884	$16,884	$—	$—

(a)

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was credited to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(b)

Our investments in equity securities are classified as available-for-sale and are recorded as “Investments” in the consolidated balance sheets. The changes in fair value are included in “Accumulated other comprehensive income” in equity. The securities are classified within Level 1.

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

(d)	See Note 17 “Pension Plans and Other Postretirement Benefits” for further discussion on fair value measurements of our pension and postretirement assets.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—Acquisitions:

On December 5, 2008, we reached agreement with Weifang Sinobrom Import and Export Company, Ltd., or Sinobrom, to form Sinobrom Albemarle Bromine Chemicals (Shandong) Company Ltd., which combined the existing business of Sinobrom, a leading marketer of bromine derivatives in China, with our global bromine expertise across the world. We paid approximately $3.8 million for our 75% interest in this joint venture.

On July 31, 2008, we acquired Sorbent Technologies Corporation, a full-service power plant mercury-control provider, for approximately $22.4 million. Goodwill and other intangible assets associated with the above items aggregate to approximately $23.0 million and $17.0 million, respectively, with weighted average amortizable lives associated with the other intangibles of approximately 20 years. Goodwill reported on these transactions is not deductible for tax purposes.

On July 31, 2007, we acquired controlling interests in our two antioxidant joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited. Our ownership interests in these Polymer Solutions segment joint ventures increased from 25% to 75%. The acquisition of the additional interests totaled approximately $37.4 million payable in cash due primarily within one year, with the allocation of purchase price comprised mainly of fixed assets, amortizable intangible assets and goodwill. On June 30, 2008, we acquired the remaining 25% interests in these joint ventures for approximately $19.9 million with the majority of the purchase price allocated to amortizable intangible assets and goodwill. Total payments of approximately $0.7 and $41.5 million were made in connection with the combined acquisitions of these additional interests during 2009 and 2008.

NOTE 23—Operating Segments and Geographic Area Information:

We have identified three reportable segments as required by authoritative accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemicals segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment data includes intersegment transfers of raw materials at cost and foreign exchange transaction gains and losses, adjustments for special items, allocations for certain corporate costs, equity in net income of unconsolidated investments, and is reduced by net (income) loss attributable to noncontrolling interests.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning our reportable segments is shown in the following tables. The “Corporate & Other” segment includes corporate-related items not allocated to the reportable segments.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net sales:
Polymer Solutions	$697,206	$915,515	$904,519
Catalysts	808,063	923,763	894,229
Fine Chemicals	500,125	627,837	537,439

Total net sales	$2,005,394	$2,467,115	$2,336,187

Segment operating profit:
Polymer Solutions	$63,780	$92,600	$134,365
Catalysts	129,691	142,715	135,341
Fine Chemicals	52,589	99,895	95,880

Subtotal(a)	246,060	335,210	365,586

Equity in net income of unconsolidated investments:
Polymer Solutions	3,496	3,446	5,389
Catalysts	18,934	19,881	19,231
Fine Chemicals	—	—	—
Corporate & Other	(108)	(201)	(39)

Total equity in net income of unconsolidated investments	22,322	23,126	24,581

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(5,886)	(7,223)	(9,060)
Catalysts	—	—	—
Fine Chemicals	(5,471)	(11,422)	(9,013)
Corporate & Other	102	(161)	441

Total net (income) loss attributable to noncontrolling interests	(11,255)	(18,806)	(17,632)

Segment income:
Polymer Solutions	61,390	88,823	130,694
Catalysts	148,625	162,596	154,572
Fine Chemicals	47,118	88,473	86,867

Total segment income (a)	257,133	339,892	372,133
Corporate & Other	(35,750)	(50,322)	(50,353)
Port de Bouc disposition charges	(12,393)	(38,544)	—
Restructuring and other charges	(11,643)	(25,789)	—
Dayton facility closure charge	—	—	(4,944)
Interest and financing expenses	(24,584)	(38,175)	(38,332)
Other (expenses) income, net	(1,423)	601	6,264
Income tax benefit (expense)	7,028	6,539	(55,078)

Net income attributable to Albemarle Corporation	$178,368	$194,202	$229,690

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Identifiable assets (b):
Polymer Solutions	$667,133	$702,580	$739,818
Catalysts	1,184,841	1,259,570	1,291,232
Fine Chemicals	413,614	463,224	452,235
Corporate & Other	505,969	447,343	357,733

Total identifiable assets	$2,771,557	$2,872,717	$2,841,018

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Goodwill:
Polymer Solutions	$36,153	$34,539	$29,672
Catalysts	228,166	221,868	232,369
Fine Chemicals	28,402	22,360	8,144

Total goodwill	$292,721	$278,767	$270,185

Depreciation and amortization:
Polymer Solutions	$34,481	$42,759	$38,082
Catalysts	42,508	43,087	40,697
Fine Chemicals	22,751	25,075	27,324
Corporate & Other	773	764	752

Total depreciation and amortization	$100,513	$111,685	$106,855

Capital expenditures:
Polymer Solutions	$24,209	$44,241	$37,008
Catalysts	39,872	33,697	43,830
Fine Chemicals	33,621	20,843	17,675
Corporate & Other	3,084	955	227

Total capital expenditures	$100,786	$99,736	$98,740

Net Sales (In thousands)(c)(d)	2009	2008	2007
United States	$801,201	$922,488	$882,397
Foreign	1,204,193	1,544,627	1,453,790

Total	$2,005,394	$2,467,115	$2,336,187

Long-Lived Assets as of December 31 (In thousands) (e)	2009	2008	2007
United States	$569,873	$551,514	$602,358
Netherlands	213,925	211,864	226,434
Jordan	109,379	111,687	114,444
United Kingdom	16,935	18,048	23,888
Germany	70,128	76,168	78,922
China	61,431	57,027	41,919
France	21,851	19,124	42,517
Other foreign countries	90,888	74,264	87,160

Total	$1,154,410	$1,119,696	$1,217,642

(a)	Includes the effects of foreign exchange transaction (losses) gains of $(1.0) million, $3.9 million and $5.1 million in 2009, 2008 and 2007, respectively.
(b)

During 2009, we made an adjustment to previously reported amounts to correct identifiable assets for Polymer Solutions and Fine Chemicals. These adjustments, individually or in the aggregate, did not have a material impact on the reported financial statements for the year ended December 31, 2008. Additionally, had these adjustments been recorded in the prior periods to which they relate, the impact would not have affected total assets, net income attributable to Albemarle Corporation, or earnings per share.

(c)	No sales in a foreign country exceed 10% of total net sales.
(d)	Net sales are attributed to countries based upon shipments to final destination.
(e)

During 2009, we made an adjustment to previously reported amounts to correct long-lived assets to exclude goodwill and other intangible assets. These adjustments, individually or in the aggregate, did not have a material impact on the reported financial statements for the years ended December 31, 2008 and 2007. Additionally, had these adjustments been recorded in the prior periods to which they relate, the impact would not have affected total assets, net income attributable to Albemarle Corporation, or earnings per share.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net sales to external customers in each of the segments consists of the following (in thousands):

	2009	2008	2007
Polymer Solutions:
Flame Retardants	$489,484	$649,947	$631,995
Stabilizers and Curatives	207,722	265,568	272,524

Total Polymer Solutions	$697,206	$915,515	$904,519

Catalysts:
Polyolefin Catalysts	$181,406	$194,645	$179,162
Refinery Catalysts	626,657	729,118	715,067

Total Catalysts	$808,063	$923,763	$894,229

Fine Chemicals:
Performance Chemicals	$294,823	$396,482	$351,845
Fine Chemistry Services and Intermediates Business	205,302	231,355	185,594

Total Fine Chemicals	$500,125	$627,837	$537,439

NOTE 24—Quarterly Financial Summary (Unaudited):

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$486,591	$445,299	$515,276	$558,228
Gross profit	$90,506	$109,818	$134,079	$149,459
Port de Bouc disposition charges(a)	$—	$12,393	$—	$—
Restructuring and other charges(b)	$—	$—	$—	$11,643
Net income attributable to Albemarle Corporation (c)	$25,399	$38,493	$52,131	$62,345
Basic earnings per share(e)	$0.28	$0.42	$0.57	$0.68
Shares used to compute basic earnings per share(e)	91,380	91,474	91,588	91,605
Diluted earnings per share(e)	$0.28	$0.42	$0.57	$0.68
Shares used to compute diluted earnings per share(e)	91,747	92,011	92,174	92,316

2008
Net sales	$668,177	$620,750	$660,463	$517,725
Gross profit	$167,411	$162,981	$154,183	$123,099
Port de Bouc disposition charges(a)	$—	$—	$—	$38,544
Restructuring and other charges(b)	$3,278	$—	$—	$22,511
Net income attributable to Albemarle Corporation (d)	$63,261	$61,655	$56,175	$13,111
Basic earnings per share(e)	$0.68	$0.67	$0.61	$0.14
Shares used to compute basic earnings per share(e)	92,654	91,489	91,395	91,090
Diluted earnings per share(e)	$0. 67	$0.67	$0.61	$0.14
Shares used to compute diluted earnings per share(e)	93,905	92,564	92,463	92,033

(a)

The fourth quarter of 2008 included a charge amounting to $38.5 million ($33.4 million after income taxes) that related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge is principally due to the disposition of net assets and other exit costs. The year ended December 31, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of the final contract settlement arising from the disposition.

(b)

The first and fourth quarters of 2008 included charges amounting to $3.3 million ($2.1 million after income taxes) and $22.5 million ($14.7 million after income taxes), respectively, that related to restructuring activities, principally reductions in force at various Company locations. Fourth quarter of 2009 results include $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs, related principally to planned reductions in force and to the write-off of assets at our Arkansas facility.

(c)

The fourth quarter of 2009 included $11.3 million in tax benefits due mainly from the final settlement of the 2005-2007 tax audits with the U.S. IRS. The second quarter of 2009 included a $9.2 million benefit due mainly to a tax issue resolution for the years 2005 through 2007 with the U.S. IRS and a $4.2 million benefit associated with the Port de Bouc charge described in footnote (a). The first quarter of 2009 included a net benefit of $2.5 million resulting from adjustments related to prior periods.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)

The fourth quarter of 2008 included an income tax benefit of $32.4 million related to the settlement of 2000-2004 tax audits with the U.S. IRS as well as the establishment of tax reserves of $6.9 million due to changes in tax rules and a $2.4 million valuation allowance based upon an assessment of its ability to use certain net operating losses.

(e)

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

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 Part I of this Annual Report, is incorporated herein.

Code of Business Conduct

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Albemarle Code of Business Conduct. The Code of Business Conduct is available on our website at http://www.albemarle.com. Shareholders may also request a free copy of the Code of Business Conduct from: Albemarle Corporation, Attention: Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801. We will disclose any amendments to, or waivers from, a provision of our Code of Business Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Business Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange, or NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 28, 2009. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 44 to 89:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income, Changes in Equity and Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

2.1 —	International Share and Business Sale Agreement, dated as of July 16, 2004, by and between Albemarle Catalysts International, L.L.C., Albemarle Corporation and Akzo Nobel, N.V. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 16, 2004, and incorporated herein by reference].

3.1 —	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2 —	Amended and Restated Bylaws of the registrant effective as of January 1, 2010 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 20, 2009, and incorporated herein by reference].

4.1 —	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.2 —	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3 —	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

10.1 —	Credit Agreement, dated as of March 23, 2007, among Albemarle Corporation, Albemarle Europe SPRL and Albemarle Netherlands BV, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 29, 2007, and incorporated herein by reference].

10.2 —	364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto [filed as Exhibit 10.1.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) for the Second Quarter Ended June 30, 2004, and incorporated herein by reference].

10.3 —	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.4 —	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002 [filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.5 —	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.6 —	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.7 —	Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.8 —	Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.9 —	Restricted Stock Award Agreement for Mark C. Rohr [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2008, and incorporated herein by reference].

10.10 —	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.11 —	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A for 2002 (No. 1-12658), and incorporated herein by reference].

10.12 —	Second Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.13 —	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.14 —	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.15 —	Second Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of January 1, 2009 [filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 1-12658), and incorporated herein by reference].

10.16 —	2008 Named Executive Officer Salary Information [filed as Item 5.02 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 17, 2007, and incorporated herein by reference].

*10.17 —	Summary of Directors’ Compensation.

10.18 —	Form of Stock Option Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.19 —	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.20 —	Form of Restricted Stock Agreement [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (No. 1-12658), and incorporated herein by reference].

10.21 —	Form of Performance Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-2658), filed February 23, 2006, and incorporated herein by reference].

10.22 —	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (No. 1-12658) filed on February 13, 2008, and incorporated herein by reference].

10.23 —	Notice of Restricted Stock Unit Award [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.24 —	Notice of Option Grant [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.25 —	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.26 —	Compensation Arrangement with Richard J. Diemer, Jr., dated as of July 26, 2005 [filed as Exhibit 10.8.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on August 2, 2005, and incorporated herein by reference].

10.27 —	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.28 —	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.29 —	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.30 —	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.31 —	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.32 —	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.33 —	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 1, 2008, and incorporated herein by reference].

10.34 —	Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.35 —	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.36 —	Albemarle Corporation 2008 Incentive Plan [filed as Annex A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.37 —	First Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 31, 2009, and incorporated herein by reference].

10.38 —	2008 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex B to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.39 —	Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658) filed on August 7, 2008, and incorporated herein by reference].

*12.1 —	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1 —	Significant Subsidiaries of the Company.

*23.1 —	Consent of PricewaterhouseCoopers LLP.

*31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1 —	Five-Year Summary.

*	Included with this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)
By:	/s/ MARK C. ROHR
(Mark C. Rohr)
Chairman of the Board

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2010.

Signature	Title

/S/ MARK C. ROHR	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)
(Mark C. Rohr)

/S/ RICHARD J. DIEMER, JR.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
(Richard J. Diemer, Jr.)

/S/ J. ALFRED BROADDUS, JR.	Director
(J. Alfred Broaddus, Jr.)

/S/ R. WILLIAM IDE III	Director
(R. William Ide III)

/S/ RICHARD L. MORRILL	Director
(Richard L. Morrill)

/S/ JIM W. NOKES	Director
(Jim W. Nokes)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ CHARLES E. STEWART	Director
(Charles E. Stewart)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)