Form 10-Q
period 2010-03-31
ALBEMARLE CORP
filed 2010-05-07
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

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

Number of shares of common stock, $.01 par value, outstanding as of April 30, 2010: 91,395,508

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$580,270	$486,591
Cost of goods sold	415,799	396,085

Gross profit	164,471	90,506
Selling, general and administrative expenses	66,530	45,434
Research and development expenses	14,719	16,145
Restructuring and other charges	6,958	—

Operating profit	76,264	28,927
Interest and financing expenses	(5,936)	(6,274)
Other income (expenses), net	1,010	(1,131)

Income before income tax expense and equity in net income of unconsolidated investments	71,338	21,522
Income tax expense	16,700	525

Income before equity in net income of unconsolidated investments	54,638	20,997
Equity in net income of unconsolidated investments (net of tax)	10,276	5,949

Net income	64,914	26,946
Net income attributable to noncontrolling interests	(1,606)	(1,547)

Net income attributable to Albemarle Corporation	$63,308	$25,399

Basic earnings per share	$0.69	$0.28

Diluted earnings per share	$0.69	$0.28

Cash dividends declared per share of common stock	$0.14	$0.125
Weighted-average common shares outstanding - basic	91,386	91,380
Weighted-average common shares outstanding - diluted	92,193	91,797

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$267,317	$308,791
Trade accounts receivable, less allowance for doubtful accounts (2010 - $2,413; 2009 - $2,254)	373,677	294,192
Other accounts receivable	31,388	35,023
Inventories	333,832	347,506
Other current assets	57,417	46,575

Total current assets	1,063,631	1,032,087

Property, plant and equipment, at cost	2,388,195	2,406,129
Less accumulated depreciation and amortization	1,385,437	1,379,246

Net property, plant and equipment	1,002,758	1,026,883
Investments	157,054	146,084
Other assets	111,535	123,259
Goodwill	278,689	292,721
Other intangibles, net of amortization	143,221	150,523

Total assets	$2,756,888	$2,771,557

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$185,615	$170,287
Accrued expenses	139,504	133,268
Current portion of long-term debt	8,390	36,310
Dividends payable	12,393	11,006
Income taxes payable	5,040	2,393

Total current liabilities	350,942	353,264

Long-term debt	797,294	776,403
Postretirement benefits	53,938	53,851
Pension benefits	125,604	148,498
Other noncurrent liabilities	110,157	104,782
Deferred income taxes	77,800	81,441

Commitments and contingencies (Note 12)

Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,344 in 2010 and 91,509 in 2009	913	915
Additional paid-in capital	7,532	8,658
Accumulated other comprehensive loss	(146,902)	(91,860)
Retained earnings	1,338,503	1,287,983

Total Albemarle Corporation shareholders’ equity	1,200,046	1,205,696
Noncontrolling interests	41,107	47,622

Total equity	1,241,153	1,253,318

Total liabilities and equity	$2,756,888	$2,771,557

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash and cash equivalents at beginning of year	$308,791	$253,303

Cash flows from operating activities:
Net income	64,914	26,946
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	24,701	25,775
Stock-based compensation	4,347	(6,409)
Excess tax benefits realized from stock-based compensation arrangements	(480)	(226)
Equity in net income of unconsolidated investments	(10,276)	(5,949)
Restructuring and other charges	6,958	—
Working capital changes	(74,296)	(32,777)
Dividends received from unconsolidated investments and nonmarketable securities	5,176	3,961
Pension and postretirement expense	5,395	2,396
Pension and postretirement contributions	(22,209)	(2,544)
Unrealized (gain) loss on investments in marketable securities	(368)	942
Net change in noncurrent income tax payables and receivables	2,222	(2,364)
Net change in noncurrent environmental liabilities	(527)	(3,051)
Deferred income taxes	9,914	(4,190)
Other, net	2,613	(2,032)

Net cash provided from operating activities	18,084	478

Cash flows from investing activities:
Capital expenditures	(16,141)	(33,068)
Cash payments related to the Port de Bouc facility divestiture	—	(4,349)
Cash impact from deconsolidation of Stannica JV, net	(13,074)	—
Cash payments related to acquisitions	(92)	—
Sales of (investments in) marketable securities, net	1,386	(299)

Net cash used in investing activities	(27,921)	(37,716)

Cash flows from financing activities:
Repayments of long-term debt	(14,445)	(35,834)
Proceeds from borrowings	6,654	22,140
Dividends paid to shareholders	(11,401)	(10,961)
Purchases of common stock	(8,634)	—
Proceeds from exercise of stock options	978	663
Excess tax benefits realized from stock-based compensation arrangements	480	226
Withholding taxes paid on stock-based compensation award distributions	(74)	(4,577)
Dividends paid to noncontrolling interests	—	(2,911)

Net cash used in financing activities	(26,442)	(31,254)

Net effect of foreign exchange on cash and cash equivalents	(5,195)	(912)

Decrease in cash and cash equivalents	(41,474)	(69,404)

Cash and cash equivalents at end of period	$267,317	$183,899

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$64,914	$26,946
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	—	1
Amortization of realized loss on treasury lock agreements	34	37
Changes in net loss and prior service cost	2,506	(3,190)
Foreign currency translation	(57,582)	(53,087)

Total other comprehensive loss, net of tax	(55,042)	(56,239)

Comprehensive income (loss)	9,872	(29,293)

Comprehensive income attributable to noncontrolling interests	(1,606)	(1,547)

Comprehensive income (loss) attributable to Albemarle Corporation	$8,266	$(30,840)

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated financial position as of March 31, 2010 and December 31, 2009, and our condensed consolidated results of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2010 and 2009. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2010. The December 31, 2009 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States, or the U.S. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The three-month period ended March 31, 2010 includes charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014.

3. Our consolidated statements of income include foreign exchange transaction gains (losses) for the three-month periods ended March 31, 2010 and 2009 in the amount of $0.8 million and $(2.6) million, respectively.

4. Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended March 31, 2010, our effective income tax rate was 23.4% as compared to 2.4% for the three-month period ended March 31, 2009.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2010 and 2009 are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.2
Impact of foreign operations, net	(10.8)	(24.3)
Increase in valuation allowance	0.2	5.9
Depletion	(1.2)	(1.7)
Revaluation of unrecognized tax benefits/reserve requirements	0.2	(12.0)
Other items, net	(0.9)	(0.7)

Effective income tax rate	23.4%	2.4%

The three-month period ended March 31, 2010 includes a $2.4 million tax benefit related to restructuring and other charges at our Bergheim, Germany site. The three-month period March 31, 2009 includes $2.5 million in favorable nonrecurring tax adjustments relating to prior periods.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by the U.S. Internal Revenue Service for years before 2008.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits by any tax authority for years before 2002.

While we believe we have adequately provided for all income tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign income tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, up to approximately $1 million as a result of settlements with taxing authorities and closure of tax statutes.

5. Basic and diluted earnings per share for the three-month periods ended March 31, 2010 and 2009 are calculated as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Basic earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$63,308	$25,399

Denominator:
Weighted-average common shares for basic earnings per share	91,386	91,380

Basic earnings per share	$0.69	$0.28

Diluted earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$63,308	$25,399

Denominator:
Weighted-average common shares for basic earnings per share	91,386	91,380
Incremental shares under stock compensation plans	807	417

Total shares	92,193	91,797

Diluted earnings per share	$0.69	$0.28

6. Cash dividends declared for the three-month period ended March 31, 2010 totaled 14 cents per share and were paid on April 1, 2010. Cash dividends declared for the three-month period ended March 31, 2009 totaled 12.5 cents per share and were paid on April 1, 2009.

7. The following table provides a breakdown of inventories at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Finished goods	$227,817	$241,127
Raw materials	64,080	62,991
Stores, supplies and other	41,935	43,388

Total inventories	$333,832	$347,506

8. Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in first quarter 2010), reducing our ownership to fifty percent. We have determined that the joint venture is a variable interest entity but that we are not the primary beneficiary of the venture arrangement; accordingly, we have deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in “Investments” in our March 31, 2010 condensed consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in first quarter 2010, the earnings associated with our investment in Stannica LLC are reported in “Equity in net income of unconsolidated investments” in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymers Solutions segment.

9. Long-term debt at March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Variable-rate domestic bank loans	$400,000	$410,000
Senior notes	324,838	324,830
Fixed rate foreign borrowings	36,077	38,317
Variable-rate foreign bank loans	34,817	29,226
Capital lease obligation	9,389	9,709
Miscellaneous	563	631

Total	805,684	812,713
Less amounts due within one year	8,390	36,310

Total long-term debt	$797,294	$776,403

Maturities of long-term debt are as follows: 2010—$8.4 million; 2011—$8.9 million; 2012—$7.4 million; 2013—$442.0 million; 2014—$6.0 million; and 2015 through 2017—$333.0 million.

During first quarter 2010, approximately $27.8 million in outstanding debt amounts previously reported in current maturities were reclassified to long-term based on our ability to refinance these amounts with available borrowing capacity under our March 2007 credit agreement.

10. We have the following recorded environmental liabilities included in “Accrued expenses” and “Other noncurrent liabilities” at March 31, 2010 (in thousands):

Beginning balance at December 31, 2009	$15,567
Payments	(290)
Foreign exchange	(781)

Ending balance at March 31, 2010	$14,496

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

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net sales:
Polymer Solutions	$216,653	$123,200
Catalysts	227,653	242,587
Fine Chemicals	135,964	120,804

Total net sales	$580,270	$486,591

Segment operating profit (loss):
Polymer Solutions	$40,363	$(11,563)
Catalysts	46,995	29,761
Fine Chemicals	12,568	10,283

Subtotal	$99,926	$28,481

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Equity in net income (loss) of unconsolidated investments:
Polymer Solutions	$2,194	$48
Catalysts	8,109	5,928
Fine Chemicals	—	—
Corporate & other	(27)	(27)

Total equity in net income of unconsolidated investments	$10,276	$5,949

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(790)	$(215)
Catalysts	—	—
Fine Chemicals	(798)	(1,553)
Corporate & other	(18)	221

Total net income attributable to noncontrolling interests	$(1,606)	$(1,547)

Segment income (loss):
Polymer Solutions	$41,767	$(11,730)
Catalysts	55,104	35,689
Fine Chemicals	11,770	8,730

Total segment income	108,641	32,689
Corporate & other (1)	(16,749)	640
Restructuring and other charges (2)	(6,958)	—
Interest and financing expenses	(5,936)	(6,274)
Other income (expenses), net	1,010	(1,131)
Income tax expense	(16,700)	(525)

Net income attributable to Albemarle Corporation	$63,308	$25,399

(1)	Corporate and other charges for the three-month period ended March 31, 2009 included $7.8 million in adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment was primarily included in “Selling, general and administrative expenses” in our consolidated statements of income.

(2)	The three-month period ended March 31, 2010 includes charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,694	$2,842
Interest cost	7,906	8,060
Expected return of assets	(10,072)	(10,626)
Net transition asset	(2)	(3)
Prior service benefit	(250)	(247)
Net loss	4,221	3,106

Total net periodic pension benefit cost	$4,497	$3,132

We have made $21.4 million in contributions to our qualified and nonqualified pension plans during the three-month period ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$136	$93
Interest cost	901	947
Expected return of assets	(134)	(144)
Prior service benefit	(426)	(1,893)
Net loss	421	261

Total net periodic postretirement benefit cost (credit)	$898	$(736)

We paid approximately $0.8 million in premiums to the U.S. postretirement benefit plan during the three-month period ended March 31, 2010.

14. In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

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

	March 31, 2010		December 31, 2009
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$805,684	$823,786	$812,713	$819,044

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At March 31, 2010 and December 31, 2009, the fair value of the forward contracts represented a net asset position of $0.3 million.

15. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$15,866	$15,866	$—
Equity securities (b)	$26	$26	$—
Foreign currency exchange contracts (c)	$284	$—	$284

Liabilities:
Obligations under executive deferred compensation plan (a)	$15,866	$15,866	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$16,884	$16,884	$—
Equity securities (b)	$26	$26	$—
Foreign currency exchange contracts (c)	$342	$—	$342

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,884	$16,884	$—

(a)

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was created to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(b)

Our investments in equity securities are classified as available-for-sale and are recorded as “Investments” in the consolidated balance sheets. The changes in fair value are included in “Accumulated other comprehensive income” in equity. The securities are classified within Level 1.

(c)

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and we do not use leveraged derivative financial instruments. The forward foreign currency exchange contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.

16. The Company has the following recorded workforce reduction liabilities included in “Accrued expenses” at March 31, 2010 (in thousands):

Beginning balance at December 31, 2009	$4,880
Work force reduction charges	6,605
Payments	(73)
Amounts reversed to income	(139)
Foreign exchange	(231)

Ending balance at March 31, 2010	$11,042

17. In June 2009, the FASB amended its accounting guidance on the consolidation of variable interest entities with an effective date of January 1, 2010. This new guidance eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In January 2010, new accounting guidance was issued by the FASB that requires additional disclosures surrounding the reporting of fair value measurements and clarifies certain existing disclosure requirements. Depending upon the provision, this guidance is effective for interim and annual periods beginning after December 15, 2009 or for interim and annual periods beginning after December 15, 2010. The adoption of this standard had no material impacts on our interim reporting and we are currently evaluating the potential impacts of this new guidance on our future annual reporting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2009. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 22.

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

First Quarter 2010

During the first quarter of 2010:

•	Quarterly net sales of $580.3 million resulted in earnings (net income attributable to Albemarle Corporation) of $63.3 million, or $0.69 per share

•	Record operating performance including record segment income for Polymer Solutions and Catalysts segments

•	Solid progress on cost reduction initiatives

•	Quarterly dividend increased to $0.14 per share of common stock ($0.56 annually)

Outlook

We continue to see encouraging signs in the markets that we serve with steady demand improvement across most of our divisions. Our businesses are well positioned to capitalize on opportunities in both recovering markets and emerging markets that bring new demand. We continue to monitor key economic indicators and do our best to manage potential headwinds such as increased raw material and energy costs, pensions and other personnel costs. Current trends indicate that 2010 should be a strong year for Albemarle and will show an excellent recovery against the challenging periods of 2009.

Polymer Solutions: Strong demand in consumer electronics drove significant volume improvement in our flame retardants business during the first quarter 2010. We believe this momentum will continue through at least the first half of 2010 and should drive improved year-over-year profitability, although we remain cautious on potential volatility in some end markets during the second half of the year. Improving global standards of living should drive higher demand for electronics and new construction. The potential for increasingly stringent fire-safety regulations and global climate initiatives should increase the need for insulation materials.

Our presence in China should continue to build with the newly added capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site is well positioned to serve the Asia-Pacific construction and electronic markets.

GreenarmorTM , the first EarthwiseTM product from our Polymer Solutions segment, is expected to be commercially available by late 2010. The EarthwiseTM portfolio is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: We achieved record profitability in our Catalysts segment during first quarter 2010 based on stable volumes and pricing across our polyolefin and refinery catalysts portfolio while benefiting from better metals pass-through results compared to 2009. We continue to believe that revenue growth in this segment will be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements as part of the clean air initiatives. We expect year-over-year profit growth in our Catalysts segment in 2010 to come primarily from increased demand for our polyolefins and refinery catalysts products, innovative cost-effective Catalysts product introductions for the refining industry, new markets that we penetrate and an improved ability to pass through metals cost in our HPC refinery catalysts business.

We expect to leverage our existing positions in Asia, Brazil and the Middle East, and work with our joint ventures to capitalize on growth opportunities in those regions as we focus on globalization and leading in emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us for the longer term to lead in another key developing region and the fast growing Middle East polyolefins market. We must also successfully pass through metals costs and ensure optimal inventory levels. Our focus in FCC is on delivering high-performing, superior quality products to meet the unique demands of refiners.

We believe our focus on advanced product development in Catalysts is achieving commercial success with positive returns. We have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned which enable to continue to bring innovative technologies to the market. Additionally, our alternative fuel technologies business is positioned to serve the rapidly growing biofuels industry. We expect to continue exploring new alternative fuel opportunities by partnering with leading technology developers like Neste Oil Corporation on their second generation renewable diesel, as well as opportunities in Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable with oil prices in the $60-$70 per barrel range on a sustained basis.

Fine Chemicals: Our Fine Chemicals segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we saw stable growth over first quarter 2010 as we continue to expand the breadth of use of our bromine and bromine derivatives. In addition to an overall focus on margin improvement, our two strategic areas of focus in our Fine Chemicals segment have been to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business. Improving bromine asset utilization rates and operational efficiencies have contributed to year-over-year profit growth during first quarter 2010 and should continue to contribute over the balance of the year.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. As we supply bromine feed stocks to our Polymer Solutions segment, our profitability should be favorably impacted as market conditions improve in that sector. We believe that the negative impacts from weak market conditions in 2009 are behind us, and we expect steady growth in our bromine derivatives business. Also, our new fine chemistry services products pipeline is strong, and opportunities are expanding. Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We remain confident in continuing to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to maintain our focus on reducing working capital and maximizing cash generation while monitoring headwinds from pensions and employee benefit costs. Also, while we continue to focus on tax efficiency, we forecast our effective tax rate excluding special charges will be 24.4% in 2010 as incremental income trends are projected to be earned in locales with higher tax rates, principally in the U.S. We increased our quarterly dividend payout in the first quarter of 2010 to $0.14 per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2010 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions that complement our business footprint.

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

First Quarter 2010 Compared with First Quarter 2009

Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2010	2009	2010 vs. 2009
	(In thousands, except percentages and per share amounts)
NET SALES	$580,270	$486,591	19%
Cost of goods sold	415,799	396,085	5%

GROSS PROFIT	164,471	90,506	82%
GROSS PROFIT MARGIN	28.3%	18.6%

Selling, general and administrative expenses	66,530	45,434	46%
Research and development expenses	14,719	16,145	(9)%
Restructuring and other charges	6,958	—	*

OPERATING PROFIT	76,264	28,927	164%
OPERATING PROFIT MARGIN	13.1%	5.9%
Interest and financing expenses	(5,936)	(6,274)	(5)%
Other income (expenses), net	1,010	(1,131)	*

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	71,338	21,522	231%
Income tax expense	16,700	525	*
Effective tax rate	23.4%	2.4%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	54,638	20,997	160%
Equity in net income of unconsolidated investments (net of tax)	10,276	5,949	73%

NET INCOME	64,914	26,946	141%
Net income attributable to noncontrolling interests	(1,606)	(1,547)	4%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$63,308	$25,399	149%

PERCENTAGE OF NET SALES	10.9%	5.2%

Basic earnings per share	$0.69	$0.28	146%

Diluted earnings per share	$0.69	$0.28	146%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended March 31, 2010, we recorded net sales of $580.3 million, a 19% increase compared to net sales of $486.6 million for the three-month period ended March 31, 2009. This increase was due primarily to increased volumes in our Polymer Solutions and Fine Chemicals segments partly offset by the impact of lower metals pricing in our Catalysts segment. Overall, volumes had a positive impact on net sales of 27% while product mix had an offsetting impact of 8% compared to the same period last year.

Polymer Solutions net sales increased $93.5 million, or 76%, for the three-month period ended March 31, 2010 compared to the same period in 2009 as a result of increased volumes. Foreign currency also contributed to the increase, but this nominal impact was offset by similar declines in product mix and the impacts of the deconsolidation of our Stannica LLC joint venture. Catalysts net sales decreased $14.9 million, or 6%, compared to the same period last year due mainly to the impact of lower metals pricing while volumes and product mix and pricing were consistent with 2009 overall. Fine Chemicals net sales increased $15.2 million, or 13%, compared to the same period last year primarily due to higher volumes contributing to 21% of the increase but partly offset by unfavorable product mix impacts of 9%. For a detailed discussion of revenues and segment income before taxes for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended March 31, 2010, our gross profit increased $74.0 million, or 82%, to $164.5 million from the corresponding 2009 period due mainly to higher volumes and favorable production utilization rates in our bromine franchise and improved realization of metals costs in our refinery catalysts business. These factors contributed to our increase in gross profit margin for the three-month period ended March 31, 2010 to 28.3% from 18.6% for the corresponding period in 2009.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2010, our selling, general and administrative, or SG&A, expenses increased $21.1 million, or 46%, from the three-month period ended March 31, 2009. This increase was primarily due to higher personnel related costs in 2010. Also, first quarter 2009 expenses included $7.0 million in favorable adjustments associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 11.5% for the three-month period ended March 31, 2010 compared to 9.3% for the corresponding period in 2009.

Research and Development Expenses

For the three-month period ended March 31, 2010, our research and development expenses decreased $1.4 million, or 9%, from the three-month period ended March 31, 2009. As a percentage of net sales, research and development expenses were 2.5% for the three-month period ended March 31, 2010 compared to 3.3% for the corresponding period in 2009.

Restructuring and Other Charges

The three-month period ended March 31, 2010 includes charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2010 decreased $0.3 million to $5.9 million from the corresponding 2009 period due mainly to lower average debt balances year over year.

Other Income (Expenses), Net

Other income (expenses), net for the three-month period ended March 31, 2010 was $1.0 million in income versus $1.1 million in net expense for the corresponding 2009 period due primarily to foreign currency exchange gains, slightly offset by a decrease in interest income as a result of lower average interest rates.

Income Tax Expense

Our effective tax rate fluctuates based on, among other factors, where income is earned and the level of income relative to available tax credits. For the three-month period ended March 31, 2010, our effective income tax rate was 23.4% as compared to 2.4% for the three-month period ended March 31, 2009. Our 2009 income tax expense included various non-recurring items which totaled a net $2.5 million benefit which arose mainly from tax adjustments relating to prior periods. Based on our current level and location of income, we forecast our effective tax rate excluding special charges will be 24.4% for 2010.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for the three-month periods ended March 31, 2010 and 2009 are as follows:

	% of Income Before Income Taxes
	Three Months Ended March 31,
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	0.2
Impact of foreign operations, net	(10.8)	(24.3)
Increase in valuation allowance	0.2	5.9
Depletion	(1.2)	(1.7)
Revaluation of unrecognized tax benefits/reserve requirements	0.2	(12.0)
Other items, net	(0.9)	(0.7)

Effective income tax rate	23.4%	2.4%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $10.3 million for the three-month period ended March 31, 2010 compared to $5.9 million in the same period last year. This increase of $4.3 million was due primarily to higher equity earnings across our Catalyst joint ventures as well as our Magnifin joint venture in our Polymer Solutions segment.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended March 31, 2010, net income attributable to noncontrolling interests was $1.6 million compared to $1.5 million in the same period last year. This slight increase was attributable mainly to overall improved performance of our Jordan joint venture, partially offset by the impacts of deconsolidation of our Stannica LLC joint venture.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $63.3 million in the three-month period ended March 31, 2010 from $25.4 million in the three-month period ended March 31, 2009 primarily due to higher sales volumes, improved production utilization rates, favorable realization of metals pricing impacts, and equity in net income of our unconsolidated investments, partially offset by higher selling, general and administrative expenses, restructuring and other charges, and income taxes.

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

	Three Months Ended March 31,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs 2009
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$216,653	37.4%	$123,200	25.3%	76%
Catalysts	227,653	39.2%	242,587	49.9%	(6)%
Fine Chemicals	135,964	23.4%	120,804	24.8%	13%

Total net sales	$580,270	100.0%	$486,591	100.0%	19%

Segment operating profit (loss):
Polymer Solutions	$40,363	18.6%	$(11,563)	*	*
Catalysts	46,995	20.6%	29,761	12.3%	58%
Fine Chemicals	12,568	9.2%	10,283	8.5%	22%

Subtotal	$99,926		$28,481		251%

Equity in net income (loss) of unconsolidated investments:
Polymer Solutions	$2,194		$48		*
Catalysts	8,109		5,928		37%
Fine Chemicals	—		—		—%
Corporate & other	(27)		(27)		—%

Total equity in net income of unconsolidated investments	$10,276		$5,949		73%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(790)		$(215)		267%
Catalysts	—		—		—%
Fine Chemicals	(798)		(1,553)		(49)%
Corporate & other	(18)		221		*

Total net income attributable to noncontrolling interests	$(1,606)		$(1,547)		4%

Segment income (loss):
Polymer Solutions	$41,767	19.3%	$(11,730)	*	*
Catalysts	55,104	24.2%	35,689	14.7%	54%
Fine Chemicals	11,770	8.7%	8,730	7.2%	35%

Total segment income	108,641		32,689		232%
Corporate & other	(16,749)		640		*
Restructuring and other charges	(6,958)		—		*
Interest and financing expenses	(5,936)		(6,274)		(5)%
Other (expenses) income, net	1,010		(1,131)		*
Income tax expense	(16,700)		(525)		*

Net income attributable to Albemarle Corporation	$63,308		$25,399		149%

*	Calculation is not meaningful.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended March 31, 2010 were $216.7 million, up $93.5 million, or 76%, versus the three-month period ended March 31, 2009. This increase is a result of increased volumes in our fire safety businesses, primarily in our brominated flame retardants portfolio, as a result of improved demand in consumer electronics, automotive and construction sectors. The increase was also due to higher sales volumes in our stabilizers and curatives businesses, partly offset by impacts from the deconsolidation of our Stannica LLC joint venture. Segment income for the three-month period ended March 31, 2010 was $41.8 million as compared to the first quarter 2009 segment loss of $11.7 million. The improved profitability was due mainly to increased volume demand across the portfolio as well as higher production utilization rates.

Catalysts

Catalysts segment net sales for the three-month period ended March 31, 2010 were $227.7 million, a decrease of $14.9 million, or 6%, versus the three-month period ended March 31, 2009. This decrease was due primarily to unfavorable metals price impacts and volumes in HPC refinery catalysts, partly offset by favorable volume improvements mainly in our polyolefin catalysts and alternative fuels businesses. Segment income increased 54%, or $19.4 million, to $55.1 million for the three-month period ended March 31, 2010 compared to the same period in 2009, due mainly to improved realization of metal costs in refinery catalysts, favorable sales mix including profit contribution from our alternative fuels business and higher equity income.

Fine Chemicals

Fine Chemicals segment net sales for the three-month period ended March 31, 2010 were $136.0 million, an increase of $15.2 million, or 13%, versus the three-month period ended March 31, 2009. This increase was due mainly to increased volumes in our performance chemicals business, partly offset by lower volumes in fine chemistry services. Segment income for the three-month period ended March 31, 2010 was $11.8 million, up $3.0 million, or 35%, from the three-month period ended March 31, 2009 due mainly to overall improved sales and production utilization rates.

Corporate and other

Our Corporate and other expenses were $16.7 million for the three-month period ended March 31, 2010. These charges were up year over year due mainly to higher personnel related costs. The three-month period ended March 31, 2009 also included $7.8 million in favorable adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment was primarily included in “selling, general and administrative expenses” in our consolidated statements of income.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our March 2007 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash balance decreased by $41.5 million to $267.3 million at March 31, 2010 from $308.8 million at December 31, 2009. Our operations provided cash of $18.1 million and $0.5 million for the three-month periods ended March 31, 2010 and 2009, respectively. This increase of $17.6 million is primarily due to an increase in profitability, partially offset by a decrease in working capital compared to the first quarter of 2009. Cash on hand funded capital expenditures for plant, machinery and equipment of $16.1 million, net repayments of long-term debt of $7.8 million and dividends to shareholders of $11.4 million.

Net current assets increased $33.9 million to $712.7 million at March 31, 2010 from $678.8 million at December 31, 2009. The increase in net current assets was due primarily to an increase in accounts receivable and a decrease in the current portion of long-term debt, partially offset by a decrease in cash and inventories and an increase in accounts payable.

Capital expenditures for the three-month period ended March 31, 2010 of $16.1 million were used for plant, machinery and equipment improvements. We expect our capital expenditures to be approximately $100 million in 2010 mainly due to increased capacity, cost reduction, and continuity of operations. While we continue to closely monitor our capital spending and cash generation in light of the recent economic downturn seen in 2009, we are confident that we will maintain the financial capacity to opportunistically fund future growth initiatives. Specifically, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2010, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. Currently, $85 million and $590 million in commitments under the credit agreement have a maturity date of March 2012 and March 2013, respectively. Borrowings under this credit agreement bear interest at variable rates with total spreads and fees ranging from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing, depending on our credit rating from one of the major credit rating agencies. Our borrowings under the March 2007 credit agreement had a weighted average interest rate of 0.58% during the three-month period ended March 31, 2010. We had aggregate borrowings outstanding under the March 2007 credit agreement of $400.0 million at March 31, 2010.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of March 31, 2010, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $797.3 million at March 31, 2010, compared to $776.4 million at December 31, 2009. In addition, at March 31, 2010, we had additional capacity to borrow $275.0 million under our March 2007 credit agreement and $185.0 million under other existing lines of credit. We have the ability to refinance our borrowings under credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore these amounts are classified as long-term debt at March 31, 2010 and December 31, 2009.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $50 million at March 31, 2010. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our obligations for plant construction, purchases of equipment, various take or pay and throughput agreements, and other contractual obligations (in thousands):

	2Q 2010	3Q 2010	4Q 2010	Sub-total 2010	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$2,362	$5	$2,425	$4,792	$5,122	$5,401	$441,978	$6,009	$2,066	$330,927
Capital lease obligation	1,774	—	1,824	3,598	3,806	1,985	—	—	—	—
Expected interest payments on long-term debt obligations*	6,292	5,413	6,408	18,113	25,422	27,858	21,889	19,148	5,073	2,792
Operating lease obligations (rental)	2,389	2,389	2,390	7,168	6,554	4,476	2,942	2,557	2,347	13,122
Take or pay / throughput agreements**	26,653	26,653	26,653	79,959	54,744	30,957	18,478	7,482	5,142	4,848
Letters of credit and guarantees	25,942	1,043	3,249	30,234	11,420	1,461	510	—	—	6,159
Capital projects	9,956	2,393	2,321	14,670	1,344	—	—	—	—	—
Facility divestiture obligation	517	—	—	517	—	—	—	—	—	—
Additional investment commitment payments	5	—	—	5	—	—	—	—	—	—

Total	$75,890	$37,896	$45,270	$159,056	$108,412	$72,138	$485,797	$35,196	$14,628	$357,848

*	These amounts are based on a weighted-average interest rate of 0.8% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.1% for our remaining long-term debt obligations and capital lease for 2010. The weighted average rate for years 2011 and thereafter is 1.8% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.6% for our remaining long-term debt obligations and capital lease.

**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the total expected 2010 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans should approximate $5.6 million. We may choose to make additional pension contributions in excess of this amount. We have made $21.4 million in contributions to our domestic and foreign qualified and nonqualified pension plans during the three-month period ended March 31, 2010.

The liability related to uncertain tax positions, including interest and penalties, recorded in “Other Noncurrent Liabilities” totaled $24.8 million and $22.3 million at March 31, 2010 and December 31, 2009, respectively. Related assets for corresponding offsetting benefits recorded in “Other Assets” totaled $15.2 million and $14.9 million at March 31, 2010 and December 31, 2009, respectively. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2010 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them to not honor their contractual credit commitments or to not renew their extensions of credit or provide new sources of credit. While the corporate bond markets have recovered in recent quarters, availability of bank debt remains far more limited than prior to the market disruptions in 2008 and 2009 which severely impacted many financial institutions. If, as a result, capital availability remains curtailed, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At March 31, 2010, we had total additional capacity to borrow in excess of $460 million under our March 2007 credit agreement and other existing lines of credit. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have and will maintain a solid liquidity position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2009 except as noted below.

We had outstanding variable interest rate borrowings at March 31, 2010 of $434.8 million, bearing an average interest rate of 0.85%. A hypothetical 10% change (approximately 9 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.4 million as of March 31, 2010. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the notes as an adjustment to the notes interest expense. At March 31, 2010, there were losses of approximately $1.0 million ($0.7 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

Our natural gas hedge transactions are executed with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas hedge contracts qualify as cash flow hedges and are marked to market. The unrealized gains and/or losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At March 31, 2010, there were no natural gas hedge contracts outstanding, and none were purchased in the three-month period ended March 31, 2010. Additionally, any unrealized gains and/or losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our general counsel. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 10 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A.	Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2010:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
January 1, 2010 to January 31, 2010	100,000	$36.38	100,000	4,125,100

February 1, 2010 to February 28, 2010	140,000	$35.69	140,000	3,985,100

March 1, 2010 to March 31, 2010	—	—	—	3,985,100

Total	240,000	$35.98	240,000	3,985,100

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008 after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: May 7, 2010	By:	/S/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)