Form 10-Q
period 2010-06-30
ALBEMARLE CORP
filed 2010-08-06
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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

Number of shares of common stock, $.01 par value, outstanding as of July 28, 2010: 91,296,058

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$592,483	$445,299	$1,172,753	$931,890
Cost of goods sold	404,316	335,481	820,115	731,566

Gross profit	188,167	109,818	352,638	200,324
Selling, general and administrative expenses	66,865	51,481	133,395	96,915
Research and development expenses	14,667	14,953	29,386	31,098
Restructuring and other charges	—	—	6,958	—
Port de Bouc charges	—	12,393	—	12,393

Operating profit	106,635	30,991	182,899	59,918
Interest and financing expenses	(5,984)	(6,088)	(11,920)	(12,362)
Other (expenses) income, net	(729)	1,276	281	145

Income before income taxes and equity in net income of unconsolidated investments	99,922	26,179	171,260	47,701
Income tax expense (benefit)	24,331	(7,749)	41,031	(7,224)

Income before equity in net income of unconsolidated investments	75,591	33,928	130,229	54,925
Equity in net income of unconsolidated investments (net of tax)	10,495	6,204	20,771	12,153

Net income	86,086	40,132	151,000	67,078
Net income attributable to noncontrolling interests	(4,335)	(1,639)	(5,941)	(3,186)

Net income attributable to Albemarle Corporation	$81,751	$38,493	$145,059	$63,892

Basic earnings per share	$0.90	$0.42	$1.59	$0.70

Diluted earnings per share	$0.89	$0.42	$1.57	$0.70

Cash dividends declared per share of common stock	$0.14	$0.125	$0.28	$0.25

Weighted-average common shares outstanding - basic	91,308	91,474	91,347	91,427

Weighted-average common shares outstanding - diluted	92,111	92,011	92,152	91,904

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$324,123	$308,791
Trade accounts receivable, less allowance for doubtful accounts (2010 - $2,670; 2009 - $2,254)	357,963	294,192
Other accounts receivable	26,422	35,023
Inventories	324,695	347,506
Other current assets	47,883	46,575

Total current assets	1,081,086	1,032,087

Property, plant and equipment, at cost	2,365,696	2,406,129
Less accumulated depreciation and amortization	1,388,352	1,379,246

Net property, plant and equipment	977,344	1,026,883
Investments	160,042	146,084
Other assets	114,011	123,259
Goodwill	261,203	292,721
Other intangibles, net of amortization	137,384	150,523

Total assets	$2,731,070	$2,771,557

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$162,783	$170,287
Accrued expenses	123,795	133,268
Current portion of long-term debt	8,603	36,310
Dividends payable	12,439	11,006
Income taxes payable	9,528	2,393

Total current liabilities	317,148	353,264

Long-term debt	784,959	776,403
Postretirement benefits	53,505	53,851
Pension benefits	120,447	148,498
Other noncurrent liabilities	110,217	104,782
Deferred income taxes	95,332	81,441

Commitments and contingencies (Note 12)

Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,241 in 2010 and 91,509 in 2009	912	915
Additional paid-in capital	3,506	8,658
Accumulated other comprehensive loss	(214,408)	(91,860)
Retained earnings	1,407,480	1,287,983

Total Albemarle Corporation shareholders’ equity	1,197,490	1,205,696

Noncontrolling interests	51,972	47,622

Total equity	1,249,462	1,253,318

Total liabilities and equity	$2,731,070	$2,771,557

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2010	91,509,099	$915	$ 8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income					145,059	145,059	5,941	151,000
Foreign currency translation (net of deferred tax of $2,590)				(129,722)		(129,722)		(129,722)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $40)				68		68		68
Change in unrealized gain on marketable equity securities (net of deferred tax of $1)				(2)		(2)		(2)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $2,981)				5,225		5,225		5,225
Net benefit plan gain arising during period (net of deferred tax of $1,131)				1,915		1,915		1,915
Other (net of deferred tax of $22)				(32)		(32)		(32)

Total comprehensive income						22,511	5,941	28,452
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared					(25,562)	(25,562)	(1,487)	(27,049)
Stock-based compensation and other			10,082			10,082		10,082
Exercise of stock options	111,000	1	1,770			1,771		1,771
Shares purchased and retired	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			1,046			1,046		1,046
Issuance of common stock, net	92,250	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(70,685)	(1)	(3,108)			(3,109)		(3,109)

Balance at June 30, 2010	91,241,308	$912	$3,506	$(214,408)	$1,407,480	$1,197,490	$51,972	$1,249,462

Balance at January 1, 2009	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483
Comprehensive income (loss):
Net income					63,892	63,892	3,186	67,078
Foreign currency translation (net of deferred tax of $1,776)				17,108		17,108		17,108
Amortization of realized loss on treasury lock agreements (net of deferred tax $36)				72		72		72
Change in unrealized loss on marketable equity securities (net of deferred tax of $1)				1		1		1
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $851)				1,726		1,726		1,726
Net benefit plan loss arising during period (net of deferred tax of $4,050)				(7,418)		(7,418)		(7,418)
Other (net of deferred tax of $366)				(538)		(538)		(538)

Total comprehensive income						74,843	3,186	78,029
Cash dividends declared					(22,868)	(22,868)	(12,314)	(35,182)
Stock-based compensation and other			857		(5,582)	(4,725)		(4,725)
Exercise of stock options	192,000	1	2,206			2,207		2,207
Tax benefit related to stock plans			1,120			1,120		1,120
Issuance of common stock, net	581,235	6	(6)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(214,052)	(2)	(253)		(4,543)	(4,798)		(4,798)

Balance at June 30, 2009	91,539,492	$915	$3,924	$(89,691)	$1,196,402	$1,111,550	$41,584	$1,153,134

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash and cash equivalents at beginning of year	$308,791	$253,303

Cash flows from operating activities:
Net income	151,000	67,078
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	48,411	50,404
Restructuring and other charges	6,958	—
Port de Bouc charges	—	12,393
Stock-based compensation	8,592	(4,279)
Excess tax benefits realized from stock-based compensation arrangements	(1,046)	(1,120)
Equity in net income of unconsolidated investments	(20,771)	(12,153)
Working capital changes	(76,779)	12,979
Dividends received from unconsolidated investments and nonmarketable securities	8,813	5,952
Pension and postretirement expense	10,687	4,693
Pension and postretirement contributions	(23,528)	(7,341)
Unrealized gain on investments in marketable securities	(228)	(1,454)
Net change in noncurrent income tax payables and receivables	2,354	(18,431)
Net change in noncurrent environmental liabilities	(1,097)	(3,544)
Deferred income taxes	19,241	(6,422)
Other, net	1,537	8,358

Net cash provided from operating activities	134,144	107,113

Cash flows from investing activities:
Capital expenditures	(33,930)	(60,459)
Cash payments related to the Port de Bouc facility divestiture	—	(11,248)
Cash impact from deconsolidation of Stannica JV, net	(13,074)	—
Cash payments related to acquisitions	(92)	(1,793)
Sales of (investments in) marketable securities, net	1,213	(469)
Investments in other corporate investments	(5)	(40)

Net cash used in investing activities	(45,888)	(74,009)

Cash flows from financing activities:
Repayments of long-term debt	(28,524)	(117,762)
Proceeds from borrowings	8,310	32,748
Dividends paid to shareholders	(24,129)	(21,948)
Purchases of common stock	(14,945)	—
Proceeds from exercise of stock options	1,771	2,207
Excess tax benefits realized from stock-based compensation arrangements	1,046	1,120
Withholding taxes paid on stock-based compensation award distributions	(3,109)	(4,798)
Dividends paid to noncontrolling interests	—	(8,911)

Net cash used in financing activities	(59,580)	(117,344)

Net effect of foreign exchange on cash and cash equivalents	(13,344)	3,413

Increase (decrease) in cash and cash equivalents	15,332	(80,827)

Cash and cash equivalents at end of period	$324,123	$172,476

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, our consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and our consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2010 and 2009. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2010. The December 31, 2009 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The six-month period ended June 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014. The three-month and six-month periods ended June 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that relate to the costs of a final contract settlement arising from our 2008 divestiture of the Port de Bouc, France facility. Cash payments associated with the settlement were substantially completed by the end of 2009.

3. Our consolidated statements of income included foreign exchange transaction losses for the three- and six-month periods ended June 30, 2010 in the amount of $(0.9) million and $(0.1) million, respectively, and $(0.1) million and $(2.8) million for the three- and six-month periods ended June 30, 2009, respectively.

4. Our effective tax rate fluctuates based on, among other factors, our level and location of income. The significant differences between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	0.3	1.2	0.3
Impact of foreign operations, net	(10.3)	(35.6)	(10.4)	(30.6)
Increase in valuation allowance	0.1	0.5	0.1	2.9
Manufacturing tax deduction	(1.4)	—	(1.2)	—
Depletion	(1.0)	(2.0)	(1.1)	(1.9)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	(31.8)	0.1	(23.0)
Other items, net	0.5	4.0	0.3	2.2

Effective income tax rate	24.4%	(29.6)%	24.0%	(15.1)%

The provision for income taxes for the six-month period ended June 30, 2010 included a $2.4 million tax benefit related to restructuring and other charges at our Bergheim, Germany site. Included in the three-month and six-month periods ended June 30, 2009 provisions for income taxes were various non-recurring items totaling net benefits of $13.4 million and $15.9 million, respectively. The three-month period ended June 30, 2009 included $9.2 million in one time net benefits due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the U.S. Internal Revenue Service, or IRS, examination of years 2005 through 2007, and a net $4.2 million benefit related to the final charges arising from our divestiture of the Port de Bouc, France facility. The six-month period ended June 30, 2009 also included $3.7 million in one-time benefits due mainly from unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for a net operating loss deferred tax asset at our Brazilian entity.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

5. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2010 and 2009 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$81,751	$38,493	$145,059	$63,892

Denominator:
Weighted-average common shares for basic earnings per share	91,308	91,474	91,347	91,427

Basic earnings per share	$0.90	$0.42	$1.59	$0.70

Diluted earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$81,751	$38,493	$145,059	$63,892

Denominator:
Weighted-average common shares for basic earnings per share	91,308	91,474	91,347	91,427
Incremental shares under stock compensation plans	803	537	805	477

Total shares	92,111	92,011	92,152	91,904

Diluted earnings per share	$0.89	$0.42	$1.57	$0.70

6. Cash dividends declared for the three-month period ended June 30, 2010 totaled 14.0 cents per share, and included a dividend of 14.0 cents declared on April 19, 2010 and paid on July 1, 2010. Cash dividends declared for the six-month period ended June 30, 2010 totaled 28.0 cents per share. Cash dividends declared for the three-month period ended June 30, 2009 totaled 12.5 cents per share, which was declared on May 13, 2009 and paid July 1, 2009. Cash dividends declared for the six-month period ended June 30, 2009 totaled 25.0 cents per share. On July 28, 2010, the Company declared a cash dividend of 14.0 cents per share for the third quarter of 2010.

7. The following table provides a breakdown of inventories at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$227,705	$241,127
Raw materials	54,810	62,991
Stores, supplies and other	42,180	43,388

Total inventories	$324,695	$347,506

8. During the second quarter 2010, we finalized an agreement with our joint venture partner to adjust the allocation of profits and dividends in connection with our consolidated investment in Jordan Bromine Company Limited. As a result of this agreement, we recorded $8.0 million in cumulative dividend adjustments to noncontrolling interests as reported in our six months ended June 30, 2010 consolidated statement of changes in equity.

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in first quarter 2010 with the remainder expected to be received in the third quarter of 2010), reducing our ownership to fifty percent. We have determined that the joint venture is a variable interest entity but that we are not the primary beneficiary of the venture arrangement; accordingly, we have deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in “Investments” in our condensed consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in first quarter 2010, the earnings associated with our investment in Stannica LLC are reported in “Equity in net income of unconsolidated investments” in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymers Solutions segment.

9. Long-term debt at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Variable-rate domestic bank loans	$390,000	$410,000
Senior notes	324,847	324,830
Fixed rate foreign borrowings	35,876	38,317
Variable-rate foreign bank loans	34,854	29,226
Capital lease obligation	7,422	9,709
Miscellaneous	563	631

Total	793,562	812,713
Less amounts due within one year	8,603	36,310

Total long-term debt	$784,959	$776,403

Maturities of long-term debt are as follows: 2010—$4.2 million; 2011—$8.8 million; 2012—$7.3 million; 2013—$434.2 million; and 2014 through 2017—$339.1 million.

During first quarter 2010, approximately $27.8 million in outstanding debt amounts previously reported in current maturities were reclassified to long-term based on our ability to refinance these amounts with available borrowing capacity under our March 2007 credit agreement.

10. We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2010, as follows (in thousands):

Beginning balance at December 31, 2009	$15,567
Changes in estimates	122
Payments	(638)
Foreign currency translation	(1,816)

Ending balance at June 30, 2010	13,235
Less amounts reported in Accrued expenses	4,540

Amounts reported in Other noncurrent liabilities	$8,695

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately 70% of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany plant, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2013, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17 million before income taxes.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net sales:
Polymer Solutions	$235,289	$172,720	$451,942	$295,920
Catalysts	216,000	168,603	443,653	411,190
Fine Chemistry	141,194	103,976	277,158	224,780

Total net sales	$592,483	$445,299	$1,172,753	$931,890

Segment operating profit:
Polymer Solutions	$46,131	$15,882	$86,494	$4,319
Catalysts	58,340	31,708	105,335	61,469
Fine Chemistry	19,884	5,760	32,452	16,043

Subtotal	$124,355	$53,350	$224,281	$81,831

Equity in net income (loss) of unconsolidated investments:
Polymer Solutions	$2,625	$222	$4,819	$270
Catalysts	7,898	6,009	16,007	11,937
Fine Chemistry	—	—	—	—
Corporate & other	(28)	(27)	(55)	(54)

Total equity in net income of unconsolidated investments	$10,495	$6,204	$20,771	$12,153

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(1,724)	$(1,440)	$(2,514)	$(1,655)
Catalysts	—	—	—	—
Fine Chemistry	(2,354)	(605)	(3,152)	(2,158)
Corporate & other	(257)	406	(275)	627

Total net income attributable to noncontrolling interests	$(4,335)	$(1,639)	$(5,941)	$(3,186)

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Segment Income:
Polymer Solutions	$47,032	$14,664	$88,799	$2,934
Catalysts	66,238	37,717	121,342	73,406
Fine Chemistry	17,530	5,155	29,300	13,885

Total segment income	130,800	57,536	239,441	90,225
Corporate & other(1)	(18,005)	(9,587)	(34,754)	(8,947)
Restructuring and other charges(2)	—	—	(6,958)	—
Port de Bouc charges(3)	—	(12,393)	—	(12,393)
Interest and financing expenses	(5,984)	(6,088)	(11,920)	(12,362)
Other (expenses) income, net	(729)	1,276	281	145
Income tax (expense) benefit	(24,331)	7,749	(41,031)	7,224

Net income attributable to Albemarle Corporation	$81,751	$38,493	$145,059	$63,892

(1)	Corporate and other charges for the six-month period ended June 30, 2009 included $7.8 million in adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income.
(2)	The six-month period ended June 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.
(3)	The three- and six-month periods ended June 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that relate to the costs of a final contract settlement arising from our 2008 divestiture of the Port de Bouc, France facility.

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

13. The following information is provided for domestic and foreign pension and postretirement benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,947	$2,305	$5,641	$5,147
Interest cost	8,027	8,258	15,933	16,318
Expected return of assets	(10,731)	(10,540)	(20,803)	(21,166)
Net transition asset	(3)	(2)	(5)	(5)
Prior service benefit	(243)	(246)	(493)	(493)
Net loss	4,491	3,206	8,712	6,312

Total net periodic pension benefit cost	$4,488	$2,981	$8,985	$6,113

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$55	$126	$191	$219
Interest cost	881	937	1,782	1,884
Expected return of assets	(129)	(142)	(263)	(286)
Prior service benefit	(426)	(1,892)	(852)	(3,785)
Net loss	423	287	844	548

Total net periodic postretirement benefit cost (credit)	$804	$(684)	$1,702	$(1,420)

Total net periodic pension and postretirement benefit cost	$5,292	$2,297	$10,687	$4,693

We have made $0.7 million and $22.1 million in contributions to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2010, respectively. Also, we made $4.2 and $5.7 million in contributions to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2009, respectively.

We paid approximately $0.6 million and $1.4 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2010, respectively. Also, we paid approximately $0.6 and $1.6 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2009, respectively.

14. In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

Cash and Cash Equivalents, Trade and Other Accounts Receivables and Accounts Payable—The carrying value approximates fair value due to their short-term nature.

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

	June 30, 2010		December 31, 2009
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$793,562	$817,934	$812,713	$819,044

Foreign Currency Exchange Contracts—The fair values of our forward currency exchange contracts are estimated based on current settlement values. At June 30, 2010 and December 31, 2009, the fair value of the forward contracts represented minimal net positions on our consolidated balance sheets.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$15,903	$15,903	$—
Equity securities(b)	$24	$24	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$15,903	$15,903	$—
Foreign currency exchange contracts(c)	$695	$—	$695

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$16,884	$16,884	$—
Equity securities(b)	$26	$26	$—
Foreign currency exchange contracts(c)	$342	$—	$342

Liabilities:
Obligations under executive deferred compensation plan(a)	$16,884	$16,884	$—

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

(b)

Our investments in equity securities are classified as available-for-sale and are recorded as “Investments” in the consolidated balance sheets. The changes in fair value are included in “Accumulated other comprehensive income” in equity. These securities are classified within Level 1.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

16. We had the following activity in our recorded workforce reduction liabilities for the six months ended June 30, 2010, as follows (in thousands):

Beginning balance at December 31, 2009(a)	$4,880
Work force reduction charges(b)	6,605
Payments	(745)
Amounts reversed to income	(169)
Foreign currency translation	(1,127)

Ending balance at June 30, 2010	9,444
Less amounts reported in Accrued expenses	6,138

Amounts reported in Other noncurrent liabilities	$3,306

(a)

The year ended December 31, 2009 balance consisted mainly of $4.9 million in accruals for charges associated with planned reductions in force at various company locations. The majority of the payments under this plan are expected to be completed in 2010.

(b)

The six-month period ended June 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site, as reported in “Restructuring and other charges” in our six-months ended June 30, 2010 consolidated statement of income. Payments under this restructuring plan are expected to occur through 2014.

17. In June 2009, the Financial Accounting Standards Board, or FASB, amended its accounting guidance on the consolidation of variable interest entities with an effective date of January 1, 2010. This new guidance eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2009. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 29.

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

Second Quarter 2010

During the second quarter of 2010:

•	We achieved record quarterly earnings of 89 cents per share, more than double the prior year.

•	Our net sales for the quarter increased 33% from prior year to $592.5 million.

•

Our businesses reported outstanding operating performance with strong year over year and sequential profit growth across all three segments, including record segment income for Polymer Solutions and Catalysts for the second consecutive quarter.

Outlook

We continue to see encouraging signs in the global markets that we serve with steady demand improvement across most of our divisions. Our businesses are well positioned to capitalize on opportunities in both recovering markets and emerging markets that bring new demand. We continue to monitor key economic indicators and do our best to manage potential headwinds such as increased raw material and energy costs, pensions and other personnel costs. Current trends continue to indicate that 2010 should be a strong year for Albemarle and will show an excellent recovery from the challenging period of 2009.

Polymer Solutions: Strong demand in consumer electronics continued to drive significant volume improvement in our flame retardants business during the second quarter 2010. We believe this momentum will continue through at least the third quarter of 2010 and should drive improved year over year profitability, although we expect normal seasonal slowing during the fourth quarter in this segment. Improving global standards of living should drive higher demand for electronics, automotive and new construction over the long term. The potential for increasingly stringent fire-safety regulations and global climate initiatives should drive demand for flame retardants.

Our presence in China should continue to grow with the newly added capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site is well positioned to serve the Asia-Pacific construction and electronics markets.

GreenarmorTM , the first EarthwiseTM product from our Polymer Solutions segment, is expected to be commercially available by late 2010. The EarthwiseTM portfolio is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: We achieved record profitability in our Catalysts segment during the second quarter 2010 based on strong volumes and stable pricing across our refinery and polyolefin catalysts portfolio while continuing to benefit from more effective metals cost pass-through compared to the corresponding period of 2009. We believe that revenue growth in this segment will be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock, implementation of more stringent fuel quality requirements and the growing global polyolefin industry. We continue to expect year over year profit growth in our Catalysts segment in 2010 to come primarily from increased demand for our polyolefins and refinery catalysts products, innovative cost-effective Catalysts product introductions for the refining industry, new markets that we penetrate and more effective metals cost pass-through in our hydroprocessing, or HPC, refinery catalysts business. Our focus in our fluidized catalytic cracking, or FCC, catalysts is on delivering high-performing, superior quality products to meet the unique demands of refiners.

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

We believe our focus on advanced product development in Catalysts is achieving commercial success. We have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned which enable us to continue to bring innovative technologies to the market. Additionally, our alternative fuel technologies business is positioned to serve the rapidly growing biofuels industry. We expect to continue exploring new alternative fuel opportunities by partnering with leading technology developers like Neste Oil Corporation on their second generation renewable diesel, as well as opportunities in Canadian oil sands, gas to liquids (GTL), and coal to liquids (CTL) markets. These opportunities become increasingly viable with oil prices in the range of $60-$70 per barrel or higher on a sustained basis.

Fine Chemistry: Our Fine Chemistry segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we saw stable growth over the first half of 2010 as we continue to expand the breadth of use of our bromine and bromine derivatives. In addition to an overall focus on margin improvement, our two strategic areas of focus in our Fine Chemistry segment have been to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business. Improving bromine asset utilization rates and operational efficiencies have contributed to year over year profit growth through first half 2010 and should continue to contribute over the balance of the year.

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

Corporate and Other: We continue to focus on reducing working capital and maximizing cash generation while monitoring headwinds from pensions and employee benefit costs. We forecast our effective tax rate will be 24.4% (which has and could further be impacted by tax discrete items) in 2010 as incremental income is projected to be earned in locales with higher tax rates, principally in the U.S. We increased our quarterly dividend payout in the first quarter of 2010 to 14.0 cents per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2010 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint.

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

Second Quarter 2010 Compared with Second Quarter 2009

Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2010	2009	2010 vs. 2009
	(In thousands, except percentages and per share amounts)
NET SALES	$592,483	$445,299	33%
Cost of goods sold	404,316	335,481	21%

GROSS PROFIT	188,167	109,818	71%
GROSS PROFIT MARGIN	31.8%	24.7%

Selling, general and administrative expenses	66,865	51,481	30%
Research and development expenses	14,667	14,953	(2)%
Restructuring and other charges	—	—	*
Port de Bouc charges	—	12,393	*

OPERATING PROFIT	106,635	30,991	244%
OPERATING PROFIT MARGIN	18.0%	7.0%
Interest and financing expenses	(5,984)	(6,088)	(2)%
Other (expenses) income, net	(729)	1,276	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	99,922	26,179	282%
Income tax expense (benefit)	24,331	(7,749)	*
Effective tax rate	24.4%	(29.6)%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	75,591	33,928	123%
Equity in net income of unconsolidated investments (net of tax)	10,495	6,204	69%

NET INCOME	86,086	40,132	115%

Net income attributable to noncontrolling interests	(4,335)	(1,639)	164%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$81,751	$38,493	112%

PERCENTAGE OF NET SALES	13.8%	8.6%

Basic earnings per share	$0.90	$0.42	114%

Diluted earnings per share	$0.89	$0.42	112%

*	Calculation is not meaningful.

Net Sales

For the three-month period ended June 30, 2010, we recorded net sales of $592.5 million, a 33% increase compared to net sales of $445.3 million for the three-month period ended June 30, 2009. This increase was due primarily to an increase in volumes in all segments mainly as a result of improved year over year conditions in the global economy. Volumes had a favorable impact on sales of 31% and price/mix was favorable 2% compared to the same period last year.

Polymer Solutions net sales increased $62.6 million, or 36%, for the three-month period ended June 30, 2010 compared to the same period in 2009, due mainly to the impact of higher volumes of 34% and favorable price/mix of 2%. Catalysts net sales increased $47.4 million, or 28%, for the three-month period ended June 30, 2010, compared to the same period last year due mainly to an increase in volumes contributing 21% and favorable price/mix of 8%, partly offset by unfavorable foreign currency impacts of 1%. Fine Chemistry net sales increased $37.2 million, or 36%, for the three-month period ended June 30, 2010, compared to the same period last year primarily due to higher volumes contributing 43% of the increase, partly offset by unfavorable price/mix impacts of 7%. For a detailed discussion of revenues and segment income before taxes for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended June 30, 2010, our gross profit increased $78.3 million, or 71%, from the corresponding 2009 period due mainly to stronger volumes across our segments and related favorable production rate impacts on cost, particularly in our bromine franchise, as well as improved realization of metals cost pass-through impacts on HPC refinery catalysts. Overall, these factors contributed to our improved gross profit margin for the three-month period ended June 30, 2010 of 31.8%, up from 24.7% for the corresponding period in 2009.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2010, our selling, general and administrative, or SG&A, expenses increased $15.4 million, or 30%, from the three-month period ended June 30, 2009. This increase was primarily due to higher personnel-related costs. As a percentage of net sales, SG&A expenses were 11.3% for the three-month period ended June 30, 2010, compared to 11.6% for the corresponding period in 2009.

Research and Development Expenses

For the three-month period ended June 30, 2010, our research and development, or R&D, expenses were comparable to the three-month period ended June 30, 2009, with a slight decrease of $0.3 million, or 2%. As a percentage of net sales, R&D expenses were 2.5% for the three-month period ended June 30, 2010 compared to 3.4% for the corresponding period in 2009.

Port de Bouc Charges

The three-month period ended June 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2010 of $6.0 million were comparable with the corresponding 2009 period, decreasing slightly by $0.1 million compared to the three-month period ended June 30, 2009 of $6.1 million.

Other (Expenses) Income, Net

Other (expenses) income, net for the three-month period ended June 30, 2010 was $(0.7) million versus $1.3 million for the corresponding 2009 period. This unfavorable change was due primarily to higher foreign exchange losses and other miscellaneous items.

Income Tax Expense (Benefit)

Our effective tax rate fluctuates based on, among other factors, our level and location of income. For the three-month period ended June 30, 2010, our effective income tax rate was 24.4% as compared to (29.6)% for the three-month period ended June 30, 2009. Our second quarter 2009 income taxes were impacted by various non-recurring items totaling a net benefit of $13.4 million. Included in this amount was a net $9.2 million benefit due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the IRS examination of years 2005 through 2007, and a net $4.2 million benefit related to the final charges arising from the divestiture of our Port de Bouc, France facility. Based on our current level and location of income, we forecast our effective tax rate will be 24.4% (which has and could further be impacted by tax discrete items) for 2010.

The significant differences between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended June 30, 2010 and 2009 were as follows:

	% of Income Before Income Taxes
	Three Months Ended June 30,
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	0.3
Impact of foreign operations, net	(10.3)	(35.6)
Increase in valuation allowance	0.1	0.5
Manufacturing tax deduction	(1.4)	—
Depletion	(1.0)	(2.0)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	(31.8)
Other items, net	0.5	4.0

Effective income tax rate	24.4%	(29.6)%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $10.5 million for the three-month period ended June 30, 2010 compared to $6.2 million in the same period last year. This increase of $4.3 million was due primarily to our Magnifin joint venture in our Polymer Solutions segment due to increased demand in the automotive sector, as well as improved results in our Catalysts segment joint venture Nippon Ketjen Company Limited, mainly as a result of favorable material input costs in the current year.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended June 30, 2010, net income attributable to noncontrolling interests was $4.3 million compared to $1.6 million in the same period last year. This increase of $2.7 million was due primarily to improved earnings of Jordan Bromine Company Limited, or JBC, as a result of stronger demand for bromine volumes, offset in part by the impact of the January 1, 2010 deconsolidation of our Stannica LLC joint venture.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $81.8 million in the three-month period ended June 30, 2010, from $38.5 million in the three-month period ended June 30, 2009, primarily due to sales and production volume increases and favorable fixed cost absorption across our businesses as a direct result of improved conditions in the global economy, as well as favorable realization of metals costs in HPC refinery catalysts, favorable equity in net income of unconsolidated investments and lower pre-tax special charges. These impacts were partially offset by higher SG&A costs due mainly to increases in personnel related costs, unfavorable other (expenses) income, net, higher income taxes and increases in net income attributable to noncontrolling interests.

Segment Information Overview. We have identified three reportable segments as required by current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemistry segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

	Three Months Ended June 30,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs 2009
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$235,289	39.7%	$172,720	38.8%	36%
Catalysts	216,000	36.5%	168,603	37.9%	28%
Fine Chemistry	141,194	23.8%	103,976	23.3%	36%

Total net sales	$592,483	100.0%	$445,299	100.0%	33%

Segment operating profit:
Polymer Solutions	$46,131	19.6%	$15,882	9.2%	190%
Catalysts	58,340	27.0%	31,708	18.8%	84%
Fine Chemistry	19,884	14.1%	5,760	5.5%	245%

Subtotal	$124,355		$53,350		133%

Equity in net income of unconsolidated investments:
Polymer Solutions	$2,625		$222		*
Catalysts	7,898		6,009		31%
Fine Chemistry	—		—		—
Corporate & other	(28)		(27)		4%

Total equity in net income of unconsolidated investments	$10,495		$6,204		69%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(1,724)		$(1,440)		20%
Catalysts	—		—		—
Fine Chemistry	(2,354)		(605)		289%
Corporate & other	(257)		406		*

Total net income attributable to noncontrolling interests	$(4,335)		$(1,639)		164%

Segment income:
Polymer Solutions	$47,032	20.0%	$14,664	8.5%	221%
Catalysts	66,238	30.7%	37,717	22.4%	76%
Fine Chemistry	17,530	12.4%	5,155	5.0%	240%

Total segment income	130,800		57,536		127%
Corporate & other	(18,005)		(9,587)		88%
Restructuring and other charges	—		—		*
Port de Bouc charges	—		(12,393)		*
Interest and financing expenses	(5,984)		(6,088)		(2)%
Other (expenses) income, net	(729)		1,276		*
Income tax (expense) benefit	(24,331)		7,749		*

Net income attributable to Albemarle Corporation	$81,751		$38,493		112%

*	Calculation is not meaningful.

Our segment information includes measures we refer to as “segment operating profit” and “segment income” which are financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). The Company has reported segment operating profit and segment income because management believes that these financial measures provide transparency to investors and enable period-to-period comparability of financial performance. Segment operating profit and segment income should not be considered as an alternative to operating profit or net income attributable to Albemarle Corporation, respectively, as determined in accordance with GAAP.

See below for a reconciliation of segment operating profit and segment income, the non-GAAP financial measures, to operating profit and net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Three months ended June 30,
In Thousands	2010	2009
Total Segment Operating Profit	$124,355	$53,350
Add (Less):
Corporate and other(a)	(17,720)	(9,966)
Restructuring and other charges	—	—
Port de Bouc charges	—	(12,393)

GAAP Operating Profit	$106,635	$30,991

Total Segment Income	$130,800	$57,536
Add (Less):
Corporate and other	(18,005)	(9,587)
Restructuring and other charges	—	—
Port de Bouc charges	—	(12,393)
Interest and financing expenses	(5,984)	(6,088)
Other (expenses) income, net	(729)	1,276
Income tax (expense) benefit	(24,331)	7,749

GAAP Net income attributable to Albemarle Corporation	$81,751	$38,493

(a)	Includes corporate noncontrolling interest and equity adjustments of $285 and $(379) for the three-month periods ended June 30, 2010 and 2009, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended June 30, 2010 were $235.3 million, up $62.6 million, or 36%, compared to the same period in 2009, due mainly to the impact of higher volumes of 34% directly resulting from higher customer demand over 2009, as well as price/mix of 2%. The increase in volumes was primarily in our flame retardants portfolio particularly in the consumer electronics, automotive and construction sectors, while our stabilizers and curatives product lines showed higher volumes in antioxidants and special intermediates, partly offset by a $12.0 million net sales impact associated with the deconsolidation of our Stannica LLC joint venture. Segment income was up 221%, or $32.4 million, to $47.0 million for the three-month period ended June 30, 2010 versus the same period in 2009, due mainly to the sales volume improvement noted above as well as higher production volumes which contributed to favorable fixed cost absorption. Also, Polymer Solutions segment results for the second quarter 2010 benefited from higher equity in net income from its unconsolidated investment Magnifin of $2.4 million versus 2009 as a result of increased demand in the automotive sector, as well as the elimination of segment noncontrolling interests in connection with the Stannica LLC deconsolidation of $1.3 million from second quarter 2009. These favorable items were offset in part by higher SG&A/R&D costs for the segment of $1.4 million compared to the corresponding period in 2009 and $1.6 million in higher net income in noncontrolling interests in connection with improved performance in our JBC joint venture.

Catalysts

Catalysts segment net sales for the three-month period ended June 30, 2010 were $216.0 million, an increase of $47.4 million, or 28%, versus the three-month period ended June 30, 2009. This increase was due mainly to an increase in volumes contributing 21% and favorable price/mix impacts of 8%, partly offset by unfavorable foreign currency impacts of 1%. The higher volumes were due mainly to improved demand and price/mix in hydroprocessing catalysts, as well as favorable volume impacts in polyolefin catalysts. Catalysts segment income increased 76%, or $28.5 million, to $66.2 million for the three-month period ended June 30, 2010 in comparison to the three-month period ended June 30, 2009. This increase was mainly in our hydroprocessing catalysts business due to higher volumes and favorable realization of metals costs impacts year over year as well as favorable costs in FCC refinery catalysts. Second quarter 2010 segment income for Catalysts also benefited from year over year improvement in equity in net income from its unconsolidated joint venture Nippon Ketjen due mainly to favorable material input costs impacts in the current year. These favorable impacts on segment profit for Catalysts were offset in part by higher SG&A/R&D spending of $3.6 million in the segment compared to the corresponding period in 2009.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended June 30, 2010 were $141.2 million, an increase of $37.2 million, or 36%, versus the three-month period ended June 30, 2009. This increase was primarily attributable to higher volumes in our performance chemicals and fine chemistry services businesses, contributing a 43% increase resulting mainly from improved customer demand versus the corresponding period of 2009, partly offset by unfavorable price/mix impacts of 7%. Segment income for the three-month period ended June 30, 2010 was $17.5 million, up $12.4 million from the corresponding period in 2009. These significantly improved results were due mainly to higher sales and production volumes in the segment, particularly in performance chemicals, offset in part by higher SG&A/R&D spending of $2.5 million and $1.7 million in higher net income in noncontrolling interests as a result of improved performance in our JBC joint venture versus second quarter 2009.

Corporate and other

For the three-month period ended June 30, 2010, our Corporate and other expenses were $18.0 million versus $9.6 million for the corresponding period in 2009. This increase was primarily due to higher employee related costs, reflected mainly in selling, general and administrative expenses.

Six-Months 2010 Compared with Six-Months 2009

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2010	2009	2010 vs. 2009
	(In thousands, except percentages and per share amounts)
NET SALES	$1,172,753	$931,890	26%
Cost of goods sold	820,115	731,566	12%

GROSS PROFIT	352,638	200,324	76%
GROSS PROFIT MARGIN	30.1%	21.5%

Selling, general and administrative expenses	133,395	96,915	38%
Research and development expenses	29,386	31,098	(6)%
Restructuring and other charges	6,958	—	*
Port de Bouc charges	—	12,393	*

OPERATING PROFIT	182,899	59,918	205%
OPERATING PROFIT MARGIN	15.6%	6.4%
Interest and financing expenses	(11,920)	(12,362)	(4)%
Other income, net	281	145	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	171,260	47,701	259%
Income tax expense (benefit)	41,031	(7,224)	*
Effective tax rate	24.0%	(15.1)%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	130,229	54,925	137%
Equity in net income of unconsolidated investments (net of tax)	20,771	12,153	71%

NET INCOME	151,000	67,078	125%
Net income attributable to noncontrolling interests	(5,941)	(3,186)	86%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$145,059	$63,892	127%

PERCENTAGE OF NET SALES	12.4%	6.9%

Basic earnings per share	$1.59	$0.70	127%

Diluted earnings per share	$1.57	$0.70	124%

*	Calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2010, we reported net sales of $1.17 billion, a 26% increase compared to net sales of $931.9 million for the six-month period ended June 30, 2009. This increase was due primarily to an increase in volumes in all segments which have benefited from the global economic recovery. Volumes had a positive impact on sales of 28% as well as foreign exchange of 1%, partly offset by unfavorable price/mix impacts of 3%.

Polymer Solutions net sales increased $156.0 million, or 53%, for the six-month period ended June 30, 2010 versus the same period in 2009. This increase was mainly due to the impact of higher volumes of 54% and favorable foreign exchange impacts of 1%, offset in part by unfavorable price/mix impacts of 2%. Catalysts net sales increased $32.5 million, or 8%, compared to the same period last year due mainly to higher volumes. Fine Chemistry net sales increased $52.4 million, or 23%, compared to the same period last year mainly due to the impact of higher volumes of 31%, partly offset by unfavorable price/mix impacts of 8%. For a detailed discussion of revenues and segment income before taxes for each segment see “Segment Information Overview” below.

Gross Profit

For the six-month period ended June 30, 2010, our gross profit increased $152.3 million, or 76%, from the corresponding 2009 period, due mainly to volume improvements, favorable production rate impacts on cost in our bromine franchise and improved realization of metals costs in HPC refinery catalysts. During the six-month period ended June 30, 2010, we operated our manufacturing facilities at higher rates to meet current sales demands, which contributed to favorable profit effects from higher fixed cost absorption. These key factors contributed to overall improvement in our gross profit margin for the six-month period ended June 30, 2010 to 30.1%, up from 21.5% for the corresponding period in 2009.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2010, our SG&A expenses increased $36.5 million, or 38%, from the six-month period ended June 30, 2009. This increase was primarily due to higher employee related expenses during 2010 versus the corresponding period in 2009. Also, first half 2009 included adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 11.4% for the six-month period ended June 30, 2010 as compared to 10.4% for the corresponding period in 2009.

Research and Development Expenses

For the six-month period ended June 30, 2010, our R&D expenses decreased $1.7 million, or 6%, from the six-month period ended June 30, 2009. As a percentage of net sales, R&D expenses were 2.5% for the six-month period ended June 30, 2010 in comparison to 3.3% for the corresponding period in 2009.

Restructuring and other charges

The six-month period ended June 30, 2010 included first quarter 2010 charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.

Port de Bouc Charges

The six-month period ended June 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2010 decreased $0.4 million to $11.9 million from the corresponding 2009 period, due mainly to lower average outstanding debt balances.

Other Income, Net

Other income, net for the six-month period ended June 30, 2010 increased $0.1 million from the corresponding 2009 period due primarily to an increase in net foreign currency exchange gains and other miscellaneous items, offset by lower interest income.

Income Tax Expense (Benefit)

For the six-month period ended June 30, 2010, our effective income tax rate was 24.0% as compared to (15.1)% for the six-month period ended June 30, 2009. The effective income tax rate for the six-month period ended June 30, 2009 was impacted by various non-recurring items totaling a net benefit of $15.9 million. Included in this amount was a net $9.2 million benefit due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the U.S. IRS examination of years 2005 through 2007 and a net $4.2 million benefit related to the final charges arising from the divestiture of our Port de Bouc, France facility. Also included was a $3.7 million benefit due mainly from unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for losses at our Brazilian entity. Based on our current level and location of income, we forecast our effective tax rate for 2010 will be 24.4% (which has and could further be impacted by tax discrete items).

The significant differences between the U.S. federal statutory income tax rate and our effective income tax rate for the six-month periods ended June 30, 2010 and 2009 were as follows:

	% of Income Before Income Taxes
	Six Months Ended June 30,
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.2	0.3
Impact of foreign operations, net	(10.4)	(30.6)
Increase in valuation allowance	0.1	2.9
Manufacturing tax deduction	(1.2)	—
Depletion	(1.1)	(1.9)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	(23.0)
Other items, net	0.3	2.2

Effective income tax rate	24.0%	(15.1)%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $20.8 million for the six-month period ended June 30, 2010 compared to $12.2 million in the same period last year. This increase of $8.6 million was due primarily to higher equity earnings from our Magnifin joint venture in our Polymer Solutions segment due to increased demand in the automotive sector as well as higher overall equity earnings from our various Catalysts segment joint ventures, particularly in our Nippon Ketjen joint venture due mainly as a result of favorable material input costs in the current year.

Net Income Attributable to Noncontrolling Interests

For the six-month period ended June 30, 2010, net income attributable to noncontrolling interests was $5.9 million compared to $3.2 million in the same period last year. This increase was due primarily to higher earnings of JBC as a result of improvements in bromine sales volumes, offset in part by the impacts of the deconsolidation of our Stannica LLC joint venture.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $145.1 million in the six-month period ended June 30, 2010 from $63.9 million in the same period last year primarily due to sales and production volume increases, favorable fixed cost absorption across our businesses, favorable metals cost realization in our HPC refinery catalysts business, favorable equity in net income of our unconsolidated investments, and lower special charges. These favorable impacts were partially offset by higher SG&A costs, higher income taxes and higher net income in noncontrolling interests.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs 2009
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$451,942	38.6%	$295,920	31.8%	53%
Catalysts	443,653	37.8%	411,190	44.1%	8%
Fine Chemistry	277,158	23.6%	224,780	24.1%	23%

Total net sales	$1,172,753	100.0%	$931,890	100.0%	26%

Segment operating profit:
Polymer Solutions	$86,494	19.1%	$4,319	1.5%	*
Catalysts	105,335	23.7%	61,469	15.0%	71%
Fine Chemistry	32,452	11.7%	16,043	7.1%	102%

Subtotal	$224,281		$81,831		174%

Equity in net income of unconsolidated investments:
Polymer Solutions	$4,819		$270		*
Catalysts	16,007		11,937		34%
Fine Chemistry	—		—		—
Corporate & other	(55)		(54)		2%

Total equity in net income of unconsolidated investments	$20,771		$12,153		71%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(2,514)		$(1,655)		52%
Catalysts	—		—		—
Fine Chemistry	(3,152)		(2,158)		46%
Corporate & other	(275)		627		*

Total net income attributable to noncontrolling interests	$(5,941)		$(3,186)		86%

Segment income:
Polymer Solutions	$88,799	19.6%	$2,934	1.0%	*
Catalysts	121,342	27.4%	73,406	17.9%	65%
Fine Chemistry	29,300	10.6%	13,885	6.2%	111%

Total segment income	239,441		90,225		165%
Corporate & other	(34,754)		(8,947)		*
Restructuring and other charges	(6,958)		—		*
Port de Bouc charges	—		(12,393)		*
Interest and financing expenses	(11,920)		(12,362)		(4)%
Other income, net	281		145		*
Income tax (expense) benefit	(41,031)		7,224		*

Net income attributable to Albemarle Corporation	$145,059		$63,892		127%

*	Calculation is not meaningful.

Our segment information includes measures we refer to as “segment operating profit” and “segment income” which are financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). The Company has reported segment operating profit and segment income because management believes that these financial measures provide transparency to investors and enable period-to-period comparability of financial performance. Segment operating profit and segment income should not be considered as an alternative to operating profit or net income attributable to Albemarle Corporation, respectively, as determined in accordance with GAAP.

See below for a reconciliation of segment operating profit and segment income, the non-GAAP financial measures, to operating profit and net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Six months ended June 30,
In Thousands	2010	2009
Total Segment Operating Profit	$224,281	$81,831
Add (Less):
Corporate and other(a)	(34,424)	(9,520)
Restructuring and other charges	(6,958)	—
Port de Bouc charges	—	(12,393)

GAAP Operating Profit	$182,899	$59,918

Total Segment Income	$239,441	$90,225
Add (Less):
Corporate and other	(34,754)	(8,947)
Restructuring and other charges	(6,958)	—
Port de Bouc charges	—	(12,393)
Interest and financing expenses	(11,920)	(12,362)
Other income, net	281	145
Income tax (expense) benefit	(41,031)	7,224

GAAP Net income attributable to Albemarle Corporation	$145,059	$63,892

(a)	Includes corporate noncontrolling interest and equity adjustments of $330 and $(573) for the six-month periods ended June 30, 2010 and 2009, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the six-month period ended June 30, 2010 were $451.9 million, up $156.0 million, or 53%, in comparison to the six-month period ended June 30, 2009. This increase was mainly due to the impact of higher volumes of 54% (net of $21.8 million in net sales impact from the January 1, 2010 Stannica LLC deconsolidation) and foreign exchange of 1%, offset in part by unfavorable price/mix impacts of 2%. The increase in volumes, directly resulting from improved economic conditions over 2009, was primarily in our flame retardants portfolio in the consumer electronics, automotive and construction sectors, while our stabilizers and curatives product lines also showed higher volumes in antioxidants and special intermediates. Segment income for the six-month period ended June 30, 2010 was $88.8 million versus $2.9 million for the corresponding period in 2009. This dramatic year over year turnaround in operating performance was due mainly to the sales volume improvements noted above, as well as higher production volumes which contributed to favorable fixed cost absorption. Also, Polymers Solutions segment income for the period benefited from higher equity in net income from its unconsolidated investment Magnifin for the six-month period of 2010 of $4.5 million as a result of increased demand in the automotive sector, as well as a $1.5 million favorable impact from the elimination of segment noncontrolling interest attributable to the Stannica LLC deconsolidation. These favorable items were offset in part by higher SG&A/R&D costs of $1.0 million for the segment compared to the corresponding period in 2009, and $2.4 million in higher net income in noncontrolling interests resulting from improved performance in our JBC joint venture.

Catalysts

Catalysts segment net sales for the six-month period ended June 30, 2010 were $443.7 million, an increase of $32.5 million, or 8%, versus the six-month period ended June 30, 2009. This increase was due mainly to an increase in volumes in polyolefin catalysts arising from stronger customer demand over the challenged 2009 year. Catalysts segment income increased 65%, or $47.9 million, to $121.3 million for the six-month period ended June 30, 2010 compared to the corresponding period last year. This increase was mainly in our hydroprocessing catalysts business primarily relating to improved realization of metals cost pass-though impacts year over year, as well as favorable costs in FCC refinery catalysts. First half 2010 Catalysts segment income also benefited $4.1 million from higher equity in net income from unconsolidated joint ventures, particularly Nippon Ketjen based mainly on favorable material input costs versus the prior year. These favorable impacts on segment profit for Catalysts were offset in part by higher SG&A/R&D spending of $7.9 million compared to the corresponding period in 2009.

Fine Chemistry

Fine Chemistry segment net sales for the six-month period ended June 30, 2010 were $277.2 million, an increase of $52.4 million, or 23%, versus the six-month period ended June 30, 2009, primarily due to higher volumes (mainly in performance chemicals and resulting from overall improved customer demand) contributing 31% of the increase, partly offset by unfavorable price/mix impacts of 8%. Segment income for the six-month period ended June 30, 2010 was $29.3 million, up $15.4 million from the corresponding period in 2009. These significantly improved results were due to higher sales and production volumes in the segment, mainly in performance chemicals, offset in part by higher SG&A/R&D spending of $3.1 million, and $1.0 million in higher net income in noncontrolling interests in connection with improved performance in our JBC joint venture.

Corporate and other

For the six-month period ended June 30, 2010, our Corporate and other expenses were $34.8 million versus $8.9 million for the corresponding period in 2009. This increase was primarily due to higher employee related costs. Also, first half 2009 included adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals, reflected mainly in selling, general and administrative expenses.

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

Cash Flow

Our cash balance increased by $15.3 million to $324.1 million at June 30, 2010, up from $308.8 million at December 31, 2009. For the six-month period ended June 30, 2010, our operations provided $134.1 million of cash compared to $107.1 million in the six-month period ended June 30, 2009. This increase of $27.0 million is primarily due to an increase in profitability partially offset by an increase in working capital. Cash on hand funded capital expenditures for plant, machinery and equipment of $33.9 million, net repayments of long-term debt of $20.2 million, dividends to shareholders of $24.1 million, and common stock repurchases of $14.9 million. Also, our cash balances were unfavorably impacted by $13.1 million as a result of the deconsolidation of Stannica LLC on January 1, 2010. For the six months ended June 30, 2009, we made $11.2 million in payments associated with the Port de Bouc divestiture.

Net current assets increased $85.1 million to $763.9 million at June 30, 2010 from $678.8 million at December 31, 2009. The increase in net current assets was due primarily to an increase in cash and accounts receivable and a decrease in the current portion of long term debt, partially offset by a decrease in inventory.

Capital expenditures for the six-month period ended June 30, 2010 of $33.9 million were used for plant, machinery and equipment improvements. We expect our capital expenditures to be approximately $100 million in 2010 mainly due to capital projects associated with increased capacity, cost reduction and continuity of operations. While we continue to closely monitor our capital spending and cash generation in light of the recent economic downturn seen in 2009, we are confident that we will have the financial flexibility and capability to fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, to be provided by borrowings including amounts available under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of June 30, 2010, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. Currently, $85 million and $590 million in commitments under the credit agreement have a maturity date of March 2012 and March 2013, respectively. Borrowings under this credit agreement bear interest at variable rates, with total spreads and fees ranging from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating from one of the major credit rating agencies. We had aggregate borrowings outstanding under the March 2007 credit agreement of $390.0 million at June 30, 2010. Borrowings under the March 2007 credit agreement bear interest at variable rates, which was a weighted average of 0.63% during the three-month period ended June 30, 2010.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement, would exceed 20% of consolidated net worth as defined in the March 2007 credit agreement. We believe that as of June 30, 2010, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $785.0 million at June 30, 2010, compared to $776.4 million at December 31, 2009. In addition, at June 30, 2010, we had the ability to borrow $285.0 million under our March 2007 credit agreement and $184.0 million under other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. We have the ability to refinance our borrowings under credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $48 million at June 30, 2010. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment, various take or pay and throughput agreements, and other contractual obligations (in thousands):

	3Q 2010	4Q 2010	Sub-total 2010	2011	2012	2013	2014	2015	Thereafter

Long-term debt obligations(a)	$5	$2,427	$2,432	$5,126	$5,406	$434,163	$6,013	$326,914	$6,086
Capital lease obligation	—	1,778	1,778	3,710	1,934	—	—	—	—
Expected interest payments on long-term debt obligations*	5,181	6,169	11,350	23,344	23,842	20,563	19,045	5,039	30
Operating lease obligations (rental)	2,319	2,319	4,638	6,378	4,382	2,865	2,412	2,178	12,109
Take or pay / throughput agreements(a) **	8,911	8,911	17,822	13,596	10,733	8,660	7,680	6,825	8,127
Letters of credit and guarantees	24,166	5,102	29,268	13,167	1,757	463	—	—	3,756
Capital projects	16,537	3,180	19,717	1,385	—	—	—	—	—
Facility divestiture obligation	470	—	470	—	—	—	—	—	—

Total	$57,589	$29,886	$87,475	$66,706	$48,054	$466,714	$35,150	$340,956	$30,108

*	These amounts are based on a weighted-average interest rate of 0.6% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.3% for our remaining long-term debt obligations and capital lease for 2010. The weighted average interest rate for years 2011 and thereafter is 1.0% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.1% for our remaining long-term debt obligations and capital lease.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.
( a )

During second quarter 2010, we made adjustments to our calculation of take or pay and long-term debt obligation amounts presented in the above table. These adjustments, individually or in the aggregate, had no impact on our reported financial statements and footnotes for June 30, 2010 or prior periods.

Amounts in the table above exclude required employer pension contributions. We have determined that the total expected 2010 contributions to our domestic (nonqualified plans only) and foreign pension plans should approximate $4.6 million. We may choose to make additional pension contributions above this amount. We have made $22.1 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2010.

The liability related to uncertain tax positions, including interest and penalties, recorded in “Other Noncurrent Liabilities” totaled $25.3 million and $22.3 million at June 30, 2010 and December 31, 2009, respectively. Related assets for corresponding offsetting benefits recorded in “Other Assets” totaled $15.6 million and $14.9 million at June 30, 2010 and December 31, 2009, respectively. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2010 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

Liquidity Outlook

We anticipate that cash on hand, cash provided from operating activities in the future, and borrowings under our March 2007 credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and pension contributions, and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them to not honor their contractual credit commitments or to not renew their extensions of credit or provide new sources of credit. While the corporate bond markets have recovered in recent quarters, availability of bank debt remains far more limited than prior to the market disruptions in 2008 and 2009, which severely impacted many financial institutions. If capital availability remains less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. In addition, it is possible that our ability to access the capital markets may be limited by these or other factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be adversely affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At June 30, 2010, we had the total additional capacity to borrow in excess of $468 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have and will maintain a solid liquidity position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2009 except as noted below.

We had outstanding variable interest rate borrowings at June 30, 2010 of $424.9 million, bearing an average interest rate of 0.98%. A hypothetical 10% change (approximately 10 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.4 million as of June 30, 2010. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net liability position of a minimal amount at June 30, 2010. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in select foreign currency exchange rates from their levels as of June 30, 2010, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we have hedging contracts against would result in a decrease of $2.3 million in the fair value of our foreign currency exchange hedging contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of $2.2 million in the fair value of our foreign currency exchange hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2010, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of the senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the senior notes’ interest expense. At June 30, 2010, there were losses of approximately $1.0 million ($0.6 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

We also enter into natural gas hedge transactions from time to time with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas hedge contracts qualify as cash flow hedges and are marked to market. The unrealized gains and losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At June 30, 2010, we had no natural gas hedge contracts outstanding and none were purchased in the three-month period ended June 30, 2010. Additionally, any unrealized gains and losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but generally do not have a significant impact on results of operations.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2010:

Period	Total Number of Shares Repurchased	Average Price Paid Per share	Total Number of Shares Repurchased as Part of Publicly Announced Plan or Program *	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs *
April 1, 2010 to April 30, 2010	—	—	—	3,985,100

May 1, 2010 to May 31, 2010	95,256	$39.24	95,256	3,889,844

June 1, 2010 to June 30, 2010	65,100	$39.51	65,100	3,824,744

Total	160,356	$39.35	160,356	3,824,744

*	The stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008 after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

10.1	Credit Agreement, dated as of March 23, 2007, among Albemarle Corporation, Albemarle Europe SPRL and Albemarle Netherlands BV, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issue.

10.2	364-Day Credit Agreement dated as of July 29, 2004, among Albemarle Catalysts International, L.L.C., as Borrower, Albemarle Corporation and certain subsidiaries of the Company and the Lenders thereto.

10.3	Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2010, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: August 6, 2010	By:	/S/ RICHARD J. DIEMER, JR.
Richard J. Diemer, Jr. Senior Vice President and Chief Financial Officer (principal financial and accounting officer)