Form 10-Q
period 2010-09-30
ALBEMARLE CORP
filed 2010-10-29
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010

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

Number of shares of common stock, $.01 par value, outstanding as of October 25, 2010: 91,570,922

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$585,036	$515,276	$1,757,789	$1,447,166
Cost of goods sold	388,213	381,197	1,208,328	1,112,763

Gross profit	196,823	134,079	549,461	334,403
Selling, general and administrative expenses	61,924	56,171	195,319	153,086
Research and development expenses	14,336	14,983	43,722	46,081
Restructuring and other charges	—	—	6,958	—
Port de Bouc charges	—	—	—	12,393

Operating profit	120,563	62,925	303,462	122,843
Interest and financing expenses	(6,139)	(6,199)	(18,059)	(18,561)
Other income, net	1,303	343	1,584	488

Income before income taxes and equity in net income of unconsolidated investments	115,727	57,069	286,987	104,770
Income tax expense (benefit)	27,886	5,549	68,917	(1,675)

Income before equity in net income of unconsolidated investments	87,841	51,520	218,070	106,445
Equity in net income of unconsolidated investments (net of tax)	9,179	5,809	29,950	17,962

Net income	97,020	57,329	248,020	124,407
Net income attributable to noncontrolling interests	(3,331)	(5,198)	(9,272)	(8,384)

Net income attributable to Albemarle Corporation	$93,689	$52,131	$238,748	$116,023

Basic earnings per share	$1.03	$0.57	$2.61	$1.27

Diluted earnings per share	$1.02	$0.57	$2.59	$1.26

Cash dividends declared per share of common stock	$0.14	$0.125	$0.42	$0.375

Weighted-average common shares outstanding – basic	91,312	91,588	91,335	91,481

Weighted-average common shares outstanding – diluted	92,082	92,174	92,129	91,955

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$424,673	$308,791
Trade accounts receivable, less allowance for doubtful accounts (2010 - $2,040; 2009 - $2,254)	339,185	294,192
Other accounts receivable	31,544	35,023
Inventories	373,406	347,506
Other current assets	43,254	46,575

Total current assets	1,212,062	1,032,087

Property, plant and equipment, at cost	2,429,616	2,406,129
Less accumulated depreciation and amortization	1,419,752	1,379,246

Net property, plant and equipment	1,009,864	1,026,883
Investments	174,528	146,084
Other assets	122,853	123,259
Goodwill	278,390	292,721
Other intangibles, net of amortization	138,963	150,523

Total assets	$2,936,660	$2,771,557

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169,647	$170,287
Accrued expenses	133,311	133,268
Current portion of long-term debt	10,182	36,310
Dividends payable	12,485	11,006
Income taxes payable	22,119	2,393

Total current liabilities	347,744	353,264

Long-term debt	755,552	776,403
Postretirement benefits	53,288	53,851
Pension benefits	121,531	148,498
Other noncurrent liabilities	111,053	104,782
Deferred income taxes	109,451	81,441
Commitments and contingencies (Note 13)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,449 in 2010 and 91,509 in 2009	914	915
Additional paid-in capital	11,218	8,658
Accumulated other comprehensive loss	(117,766)	(91,860)
Retained earnings	1,488,369	1,287,983

Total Albemarle Corporation shareholders’ equity	1,382,735	1,205,696

Noncontrolling interests	55,306	47,622

Total equity	1,438,041	1,253,318

Total liabilities and equity	$2,936,660	$2,771,557

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Albemarle Shareholders’	Non- controlling	Total
	Shares	Amounts	Capital	(Loss) Income	Earnings	Equity	Interests	Equity
Balance at January 1, 2010	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income					238,748	238,748	9,272	248,020
Foreign currency translation (net of deferred tax of $5,683)				(35,714)		(35,714)		(35,714)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $60)				102		102		102
Change in unrealized gain on marketable equity securities (net of deferred tax of $0)				(1)		(1)		(1)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $4,465)				7,827		7,827		7,827
Net benefit plan gain arising during period (net of deferred tax of $1,131)				1,915		1,915		1,915
Other (net of deferred tax of $23)				(35)		(35)		(35)

Total comprehensive income						212,842	9,272	222,114
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared					(38,362)	(38,362)	(1,484)	(39,846)
Stock-based compensation and other			12,549			12,549		12,549
Exercise of stock options	352,559	4	4,675			4,679		4,679
Shares repurchased and retired	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			4,182			4,182		4,182
Issuance of common stock, net	76,864	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(89,619)	(2)	(3,904)			(3,906)		(3,906)

Balance at September 30, 2010	91,448,547	$914	$11,218	$(117,766)	$1,488,369	$1,382,735	$55,306	$1,438,041

Balance at January 1, 2009	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483
Comprehensive income (loss):
Net income					116,023	116,023	8,384	124,407
Foreign currency translation (net of deferred tax of $5,041)				50,853		50,853		50,853
Amortization of realized loss on treasury lock agreements (net of deferred tax $62)				100		100		100
Change in unrealized loss on marketable equity securities (net of deferred tax of $2)				2		2		2
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $1,220)				2,430		2,430		2,430
Net benefit plan loss arising during period (net of deferred tax of $4,050)				(7,419)		(7,419)		(7,419)
Other (net of deferred tax of $371)				(549)		(549)		(549)

Total comprehensive income						161,440	8,384	169,824
Cash dividends declared					(34,324)	(34,324)	(11,887)	(46,211)
Stock-based compensation and other			8,474		(5,582)	2,892		2,892
Exercise of stock options	335,666	3	4,080			4,083		4,083
Tax benefit related to stock plans			2,038			2,038		2,038
Issuance of common stock, net	582,015	6	(6)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(215,368)	(2)	(292)		(4,543)	(4,837)		(4,837)

Balance at September 30, 2009	91,682,622	$917	$14,294	$(55,225)	$1,237,077	$1,197,063	$47,209	$1,244,272

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash and cash equivalents at beginning of year	$308,791	$253,303

Cash flows from operating activities:
Net income	248,020	124,407
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	71,486	74,539
Restructuring and other charges	6,958	—
Port de Bouc charges	—	12,393
Stock-based compensation	11,465	(1,878)
Excess tax benefits realized from stock-based compensation arrangements	(4,182)	(2,038)
Equity in net income of unconsolidated investments (net of tax)	(29,950)	(17,962)
Working capital changes	(53,995)	77,279
Dividends received from unconsolidated investments and nonmarketable securities	11,919	13,060
Pension and postretirement expense	15,974	7,229
Pension and postretirement contributions	(27,139)	(10,616)
Unrealized gain on investments in marketable securities	(89)	(2,652)
Net change in noncurrent income tax payables and receivables	2,299	(16,369)
Net change in noncurrent environmental liabilities	(337)	(3,224)
Deferred income taxes	24,391	(10,385)
Other, net	(1,088)	15,625

Net cash provided from operating activities	275,732	259,408

Cash flows from investing activities:
Capital expenditures	(50,006)	(83,610)
Cash payments related to the Port de Bouc facility divestiture	—	(16,440)
Cash impact from deconsolidation of Stannica LLC, net	(13,074)	—
Cash payments related to asset and business acquisitions	(7,048)	(2,078)
Cash proceeds from divestitures	8,600	—
Sales of (investments in) marketable securities, net	938	(228)
Investments in other corporate investments	(5)	(40)

Net cash used in investing activities	(60,595)	(102,396)

Cash flows from financing activities:
Repayments of long-term debt	(109,346)	(133,332)
Proceeds from borrowings	58,710	20,269
Dividends paid to shareholders	(36,883)	(33,306)
Repurchases of common stock	(14,945)	—
Proceeds from exercise of stock options	4,679	4,083
Excess tax benefits realized from stock-based compensation arrangements	4,182	2,038
Withholding taxes paid on stock-based compensation award distributions	(3,905)	(4,837)
Dividends paid to noncontrolling interests	—	(8,911)

Net cash used in financing activities	(97,508)	(153,996)

Net effect of foreign exchange on cash and cash equivalents	(1,747)	4,115

Increase in cash and cash equivalents	115,882	7,131

Cash and cash equivalents at end of period	$424,673	$260,434

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

1. In the opinion of management, the accompanying condensed consolidated financial statements of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, our consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and our consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2010. The December 31, 2009 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

2. The nine-month period ended September 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014. The nine-month period ended September 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that relate to the costs of a final contract settlement arising from our 2008 divestiture of the Port de Bouc, France facility. Cash payments associated with the settlement were substantially completed by the end of 2009.

3. Our consolidated statements of income include foreign exchange transaction gains (losses) for the three- and nine-month periods ended September 30, 2010 in the amount of $0.8 million and $0.7 million, respectively, and $0.1 million and $(2.6) million for the three- and nine-month periods ended September 30, 2009, respectively.

4. Our effective tax rate fluctuates based on, among other factors, our level and location of income. The significant differences between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, are as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	0.3	1.4	0.3
Impact of foreign operations, net	(8.6)	(24.7)	(9.7)	(24.0)
Changes in valuation allowance	(0.3)	0.5	(0.1)	1.6
Manufacturing tax deduction	(2.0)	—	(1.6)	—
Depletion	(1.0)	(0.9)	(1.0)	(1.3)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	0.4	0.1	(11.5)
Other items, net	(0.5)	(0.9)	(0.1)	(1.7)

Effective income tax rate	24.1%	9.7%	24.0%	(1.6)%

The provision for income taxes for the nine-month period ended September 30, 2010 included a $2.4 million tax benefit related to restructuring and other charges at our Bergheim, Germany site. The nine-month period ended September 30, 2009 included $9.2 million in one-time net benefits due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the U.S. Internal Revenue Service, or IRS, examination of years 2005 through 2007, a net $4.2 million benefit related to the final charges arising from our divestiture of the Port de Bouc, France facility, and a $3.7 million one-time benefit due mainly from unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for a net operating loss deferred tax asset at our Brazilian entity. During the quarter ended September 30, 2010, the Belgian income tax audit of one of our Belgian companies for the years 2007-2008 commenced. We anticipate completion of this audit in 2011.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

5. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2010 and 2009 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$93,689	$52,131	$238,748	$116,023

Denominator:
Weighted-average common shares for basic earnings per share	91,312	91,588	91,335	91,481

Basic earnings per share	$1.03	$0.57	$2.61	$1.27

Diluted earnings per share

Numerator:
Net income attributable to Albemarle Corporation	$93,689	$52,131	$238,748	$116,023

Denominator:
Weighted-average common shares for basic earnings per share	91,312	91,588	91,335	91,481
Incremental shares under stock compensation plans	770	586	794	474

Total shares	92,082	92,174	92,129	91,955

Diluted earnings per share	$1.02	$0.57	$2.59	$1.26

6. Cash dividends declared for the three-month period ended September 30, 2010 totaled 14.0 cents per share, and included a dividend of 14.0 cents declared on July 28, 2010 and paid on October 1, 2010. Cash dividends declared for the nine-month period ended September 30, 2010 totaled 42.0 cents per share. Cash dividends declared for the three-month period ended September 30, 2009 totaled 12.5 cents per share, which was declared on July 28, 2009 and paid October 1, 2009. Cash dividends declared for the nine-month period ended September 30, 2009 totaled 37.5 cents per share. On October 15, 2010, the Company declared a cash dividend of 14.0 cents per share for the fourth quarter of 2010, which is payable on January 1, 2011.

7. The following table provides a breakdown of inventories at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)
Finished goods	$261,392	$241,127
Raw materials	68,165	62,991
Stores, supplies and other	43,849	43,388

Total inventories	$373,406	$347,506

8. During the second quarter of 2010, we finalized an agreement with our joint venture partner to adjust the allocation of profits and dividends in connection with our consolidated investment in Jordan Bromine Company Limited, or JBC. As a result of this agreement, we recorded $8.0 million in cumulative dividend adjustments to noncontrolling interests as reported in our nine months ended September 30, 2010 consolidated statement of changes in equity.

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in first quarter 2010, with the remainder received in the third quarter of 2010), reducing our ownership to fifty percent. We have determined that the joint venture is a variable interest entity but that we are

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

not the primary beneficiary of the venture arrangement; accordingly, we have deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in “Investments” in our condensed consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in first quarter 2010, the earnings associated with our investment in Stannica LLC are reported in Equity in net income of unconsolidated investments in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymer Solutions segment.

9. During the third quarter of 2010, we acquired certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (TMG) manufacturing site. The total purchase price of the initial property and equipment acquired is expected to be approximately $10.0 million, of which $6.9 million was paid during the third quarter of 2010, with the remainder expected to be paid by December 31, 2010.

On July 30, 2010, we sold our Teesport, UK manufacturing site for net proceeds of approximately $8.6 million. The proceeds of this sale approximated the net book values of the assets sold.

10. Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
Variable-rate domestic bank loans	$308,000	$410,000
Senior notes	324,855	324,830
Fixed-rate foreign borrowings	35,616	38,317
Variable-rate foreign bank loans	88,899	29,226
Capital lease obligation	7,805	9,709
Miscellaneous	559	631

Total	765,734	812,713
Less amounts due within one year	10,182	36,310

Total long-term debt	$755,552	$776,403

Maturities of long-term debt are as follows: 2010—$4.3 million; 2011—$9.0 million; 2012—$7.4 million; 2013—$404.6 million; and 2014 through 2017—$340.4 million.

During the first quarter of 2010, approximately $27.8 million in outstanding debt amounts previously reported in current maturities were reclassified to long-term based on our ability to refinance these amounts with available borrowing capacity under our March 2007 credit agreement.

11. We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2010, as follows (in thousands):

Beginning balance at December 31, 2009	$15,567
Changes in estimates	172
Payments	(877)
Foreign currency translation	(689)

Ending balance at September 30, 2010	14,173
Less amounts reported in Accrued expenses	4,717

Amounts reported in Other noncurrent liabilities	$9,456

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately 70 percent of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany plant, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2013, with

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17 million before income taxes.

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

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. We are currently engaged in discussions with the EPA seeking to resolve these allegations, but no assurances can be given that we will be able to reach a resolution that is acceptable to both parties. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of our discussions with the EPA or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on our results of operations, financial condition or cash flows.

12. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following table. Corporate & other includes corporate-related items not allocated to the reportable segments.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net sales:
Polymer Solutions	$231,847	$196,716	$683,789	$492,636
Catalysts	214,785	188,911	658,438	600,101
Fine Chemistry	138,404	129,649	415,562	354,429

Total net sales	$585,036	$515,276	$1,757,789	$1,447,166

Segment operating profit:
Polymer Solutions	$58,699	$27,243	$145,193	$31,562
Catalysts	61,721	28,845	167,056	90,314
Fine Chemistry	17,799	16,482	50,251	32,525

Subtotal	$138,219	$72,570	$362,500	$154,401

Equity in net income (loss) of unconsolidated investments:
Polymer Solutions	$2,040	$1,293	$6,859	$1,563
Catalysts	7,166	4,543	23,173	16,480
Fine Chemistry	—	—	—	—
Corporate & other	(27)	(27)	(82)	(81)

Total equity in net income of unconsolidated investments	$9,179	$5,809	$29,950	$17,962

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(2,235)	$(2,490)	$(4,749)	$(4,145)
Catalysts	—	—	—	—
Fine Chemistry	(1,291)	(2,244)	(4,443)	(4,402)
Corporate & other	195	(464)	(80)	163

Total net income attributable to noncontrolling interests	$(3,331)	$(5,198)	$(9,272)	$(8,384)

Segment Income:
Polymer Solutions	$58,504	$26,046	$147,303	$28,980
Catalysts	68,887	33,388	190,229	106,794
Fine Chemistry	16,508	14,238	45,808	28,123

Total segment income	143,899	73,672	383,340	163,897
Corporate & other(1)	(17,488)	(10,136)	(52,242)	(19,083)
Restructuring and other charges(2)	—	—	(6,958)	—
Port de Bouc charges(3)	—	—	—	(12,393)
Interest and financing expenses	(6,139)	(6,199)	(18,059)	(18,561)
Other income, net	1,303	343	1,584	488
Income tax (expense) benefit	(27,886)	(5,549)	(68,917)	1,675

Net income attributable to Albemarle Corporation	$93,689	$52,131	$238,748	$116,023

(1)	Corporate and other charges for the nine-month period ended September 30, 2009 included $7.8 million in adjustments associated with the reversal of certain long-term employee benefit accruals. This adjustment is primarily included in “Selling, general and administrative expenses” in our consolidated statements of income.
(2)	The nine-month period ended September 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.
(3)	The three- and nine-month periods ended September 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that relate to the costs of a final contract settlement arising from our 2008 divestiture of the Port de Bouc, France facility.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

13. We have contracts with certain of our customers, which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under customer supply contracts that are executed through certain financial institutions. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

In connection with the remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $6.1 million.

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our legal counsel. We also maintain insurance to mitigate certain of these risks. See additional information on environmental matters in Note 11 above.

14. The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,802	$2,764	$8,443	$7,911
Interest cost	7,942	8,376	23,875	24,694
Expected return of assets	(10,397)	(10,586)	(31,200)	(31,752)
Amortization of net transition asset	(2)	(2)	(7)	(7)
Amortization of prior service benefit	(247)	(245)	(740)	(738)
Amortization of net loss	4,338	2,939	13,050	9,251

Total net periodic pension benefit cost	$4,436	$3,246	$13,421	$9,359

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$95	$110	$286	$329
Interest cost	891	942	2,673	2,826
Expected return of assets	(132)	(143)	(395)	(429)
Amortization of prior service benefit	(426)	(1,893)	(1,278)	(5,678)
Amortization of net loss	423	274	1,267	822

Total net periodic postretirement benefit cost (credit)	$851	$(710)	$2,553	$(2,130)

Total net periodic pension and postretirement benefit cost	$5,287	$2,536	$15,974	$7,229

We have made $2.5 million and $24.6 million in contributions to our qualified and nonqualified pension plans during the three-month and nine-month periods ended September 30, 2010, respectively. Also, we made $2.4 million and $8.1 million in contributions to our qualified and nonqualified pension plans during the three-month and nine-month periods ended September 30, 2009, respectively.

We paid approximately $1.1 million and $2.5 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2010, respectively. Also, we paid approximately $0.8 million and $2.5 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2009, respectively.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets, with the exceptions of the senior notes which we sold on January 20, 2005 and foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	September 30, 2010		December 31, 2009
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$765,734	$799,908	$812,713	$819,044

Foreign Currency Forward Contracts—The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2010 and December 31, 2009, the fair value of the forward contracts represented a net asset position of $3.8 million and $0.3 million, respectively, on our consolidated balance sheets.

16. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$16,038	$16,038	$—
Equity securities(b)	$26	$26	$—
Foreign currency forward contracts(c)	$4,377	$—	$4,377
Liabilities:
Obligations under executive deferred compensation plan(a)	$16,038	$16,038	$—
Foreign currency forward contracts(c)	$543	$—	$543

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$16,884	$16,884	$—
Equity securities(b)	$26	$26	$—
Foreign currency forward contracts(c)	$342	$—	$342
Liabilities:
Obligations under executive deferred compensation plan(a)	$16,884	$16,884	$—

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

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

(b)

Our investments in equity securities are classified as available-for-sale and are recorded as “Investments” in the consolidated balance sheets. The changes in fair value are included in “Accumulated other comprehensive loss” in equity. These securities are classified within Level 1.

(c)

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and we do not use leveraged derivative financial instruments. The forward foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.

17. We had the following activity in our recorded workforce reduction liabilities for the nine months ended September 30, 2010, as follows (in thousands):

Beginning balance at December 31, 2009(a)	$4,880
Work force reduction charges(b)	6,605
Payments	(1,225)
Amounts reversed to income	(827)
Foreign currency translation	(237)

Ending balance at September 30, 2010	9,196
Less amounts reported in Accrued expenses	5,520

Amounts reported in Other noncurrent liabilities	$3,676

(a)

The year ended December 31, 2009 balance consisted mainly of $4.9 million in accruals for charges associated with planned reductions in force at various company locations. The majority of the payments under this plan are expected to be completed in 2010.

(b)

The nine-month period ended September 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site, as reported in “Restructuring and other charges” in our nine-months ended September 30, 2010 consolidated statement of income. Payments under this restructuring plan are expected to occur through 2014.

18. In June 2009, the Financial Accounting Standards Board, or FASB, amended its accounting guidance on the consolidation of variable interest entities with an effective date of January 1, 2010. This new guidance eliminated the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

Third Quarter 2010

During the third quarter of 2010:

•	We achieved quarterly earnings of $1.02 per share, up nearly 80 percent over the third quarter 2009.

•	Our net sales for the quarter increased 14 percent from the third quarter 2009 to $585 million.

•

We had strong operating performance with strong year-over-year profit growth across all three segments, including record segment income for Polymer Solutions and Catalysts for the third consecutive quarter.

•	We had strong cash generation for the quarter, with cash and cash equivalents of $424.7 million at September 30, 2010.

•

We began a significant capital investment program in Asia Pacific in the fast growing region of Yeosu, South Korea to meet regional growth in the metallocene polyolefin market and high brightness light-emitting diodes (LEDs).

Outlook

We continue to see encouraging signs in the global markets that we serve with strong demand contributing to an already tight supply situation for many of our products. Our businesses are well positioned to capitalize on opportunities in both recovering markets and emerging markets that bring new demand. We continue to monitor key economic indicators and work to manage potential headwinds such as increased raw material and energy costs, pensions and other personnel costs. While we expect a moderate, seasonal down turn as we enter the fourth quarter, we expect to end 2010 with strong earnings. We expect the same fundamentals that drove our 2010 performance to remain in place and position us to continue delivering solid earnings growth in 2011.

Polymer Solutions: Strong demand in consumer electronics continued to drive significant volume improvement as well as pricing improvement in our fire safety business through the third quarter 2010, particularly in brominated flame retardants. We believe this momentum will drive significant improved year-over-year profitability, although we expect normal seasonal slowing during the fourth quarter in this segment. Improving global standards of living should drive higher demand for electronics, automotive and new construction over the long term. The potential for increasingly stringent fire-safety regulations and global climate initiatives should drive demand for flame retardants.

Our presence in China should continue to grow with the newly added capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site, scheduled for expansion in 2011, is well positioned to serve the Asia Pacific construction and electronics markets.

GreenarmorTM, the first EarthwiseTM product from our Polymer Solutions segment, is expected to be commercially available by first quarter 2011. The EarthwiseTM portfolio is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: We achieved record profitability in our Catalysts segment during the third quarter 2010 based on strong volumes, favorable mix and stable pricing across our refinery and polyolefin catalysts portfolio while continuing to benefit from more effective metals cost pass-through compared to the corresponding period of 2009. We believe that revenue growth in this segment will be driven by global demand for petroleum products, generally deteriorating quality of crude oil feedstock, implementation of more stringent fuel quality requirements and the growing global polyolefin industry. Year-over-year profit growth in our Catalysts segment for the remainder of 2010 will come primarily from increased demand for our polyolefins and refinery catalysts products, innovative cost-effective Catalysts product introductions for the refining industry, new markets that we penetrate and more effective metals cost pass-through in our hydroprocessing, or HPC, refinery catalysts business. Also, our fluidized catalytic cracking, or FCC, refinery catalysts business has seen significant price increases in rare earth materials due to recent Chinese export quotas. We have taken appropriate steps to maintain sufficient security of supply as well as implemented cost pass-through mechanisms that will help sustain current profitability levels for this business as we finish the year and enter into 2011.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, and work with our joint ventures to capitalize on growth opportunities in those regions as we focus on globalization and leading in emerging markets. Our joint venture in Saudi Arabia with Saudi Basic Industries Corporation (SABIC), expected to be operational in 2012, positions us for the longer term to lead in the key Middle East developing region and the fast growing Middle East polyolefins market. Also, during the third quarter 2010, we acquired certain property and research and development (R&D) pilot plant equipment in the fast growing region of Yeosu, South Korea to meet regional growth in metallocene polyolefins and trimethyl gallium (TMG) markets for high brightness LEDs. The assets we purchased will be modified to enable customer qualification efforts by the end of 2010, with future site construction plans that will ultimately mirror our world scale metallocene polyolefin catalyst and TMG capabilities at our Baton Rouge, Louisiana facility. Intermediate commercial operations at the site are expected to begin in mid-2011, with the commercial facility being fully operational in 2012.

We believe our focus on advanced product development in Catalysts is achieving commercial success. We have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned which enable us to continue to bring innovative technologies to the market. Additionally, our alternative fuel technologies business is positioned to serve the rapidly growing biofuels industry. We expect to continue exploring new alternative fuel opportunities by partnering with leading technology developers like Neste Oil Corporation on their second generation renewable diesel, as well as other biomass conversion technology developers who can benefit from Albemarle’s catalysis expertise. These opportunities become increasingly viable with oil prices in the range of $60-$70 per barrel or higher on a sustained basis.

Fine Chemistry: Our Fine Chemistry segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by pharmaceutical companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we have seen stable growth over the first nine months of 2010 over prior year as we continue to expand the breadth of use of our bromine and bromine derivatives. We expect our completion fluids business in the Gulf of Mexico will regain traction in 2011 as drilling resumes. Additionally, recent developments in our mercury control markets are very encouraging. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in China and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect these trends to continue as product development opportunities accelerate, such as partnering with pharmaceutical developers like SIGA Technologies in their manufacture of their ST-246 smallpox drug.

In addition to an overall focus on margin improvement, our two strategic areas of focus in our Fine Chemistry segment have been to maximize our bromine franchise value in the performance chemicals sector and to continue the growth of our fine chemistry services business. Improving bromine asset utilization rates and operational efficiencies have contributed to year-over-year profit growth through the first nine months of 2010 and should continue to contribute through the end of the year.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. As we supply bromine feed stocks to our Polymer Solutions segment, our profitability should be favorably impacted as market conditions improve in that sector. We believe that the negative impacts from weak market conditions in 2009 are behind us, and we expect steady growth in our bromine derivatives business. Also, our new fine chemistry services products pipeline is strong, and opportunities are expanding. Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on working capital management and maximizing cash generation while monitoring headwinds from pensions and employee benefit costs. We expect our effective tax rate will be 24.3 percent in

2010 as incremental income is projected to be earned in jurisdictions with higher tax rates, principally in the U.S. We increased our quarterly dividend payout in the first quarter of 2010 to 14.0 cents per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2010 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint.

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

Third Quarter 2010 Compared with Third Quarter 2009

Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2010	2009	2010 vs. 2009
	(In thousands, except percentages and per share amounts)
NET SALES	$585,036	$515,276	14%
Cost of goods sold	388,213	381,197	2%

GROSS PROFIT	196,823	134,079	47%
GROSS PROFIT MARGIN	33.6%	26.0%

Selling, general and administrative expenses	61,924	56,171	10%
Research and development expenses	14,336	14,983	(4)%

OPERATING PROFIT	120,563	62,925	92%
OPERATING PROFIT MARGIN	20.6%	12.2%
Interest and financing expenses	(6,139)	(6,199)	(1)%
Other income, net	1,303	343	280%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	115,727	57,069	103%
Income tax expense	(27,886)	(5,549)	*
Effective tax rate	24.1%	9.7%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	87,841	51,520	70%
Equity in net income of unconsolidated investments (net of tax)	9,179	5,809	58%

NET INCOME	97,020	57,329	69%
Net income attributable to noncontrolling interests	(3,331)	(5,198)	(36)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$93,689	$52,131	80%

PERCENTAGE OF NET SALES	16.0%	10.1%

Basic earnings per share	$1.03	$0.57	81%

Diluted earnings per share	$1.02	$0.57	79%

*	Percentage calculation is not meaningful.

Net Sales

For the three-month period ended September 30, 2010, we recorded net sales of $585.0 million, a 14% increase compared to net sales of $515.3 million for the three-month period ended September 30, 2009. This increase was due primarily to an increase in volumes in all segments mainly as a result of improved year-over-year conditions in the global economy. Volume had a favorable impact on sales of 12%, price/mix was favorable 4% and foreign exchange impacts were unfavorable 2% compared to the same period last year.

Polymer Solutions net sales increased $35.1 million, or 18%, for the three-month period ended September 30, 2010 compared to the same period in 2009, due mainly to the impact of higher volumes of 12% and favorable price/mix of 8%, partly offset by foreign exchange impacts of 2%. Catalysts net sales increased $25.9 million, or 14%, for the three-month period ended September 30, 2010, compared to the same period last year due mainly to an increase in volumes contributing 15% and favorable price/mix of 1%, partly offset by unfavorable foreign currency impacts of 2%. Fine Chemistry net sales increased $8.8 million, or 7%, for the three-month period ended September 30, 2010, compared to the same period last year, primarily due to higher volumes contributing 8% of the increase as well as favorable price/mix impacts of 2%, offset in part by unfavorable impacts from foreign exchange of 3%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended September 30, 2010, our gross profit increased $62.7 million, or 47%, from the corresponding 2009 period due mainly to stronger volumes and favorable pricing/mix across our segments and related favorable production rate impacts on cost, particularly in our bromine franchise, as well as improved realization of metals cost pass-through impacts on HPC refinery catalysts. Overall, these factors contributed to our improved gross profit margin for the three-month period ended September 30, 2010 of 33.6%, up from 26.0% for the corresponding period in 2009.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2010, our selling, general and administrative, or SG&A, expenses increased $5.8 million, or 10%, from the three-month period ended September 30, 2009. This increase was primarily due to higher personnel-related costs. As a percentage of net sales, SG&A expenses were 10.6% for the three-month period ended September 30, 2010, compared to 10.9% for the corresponding period in 2009.

Research and Development Expenses

For the three-month period ended September 30, 2010, R&D expenses were comparable to the three-month period ended September 30, 2009, with a slight decrease of $0.6 million, or 4%. As a percentage of net sales, R&D expenses were 2.5% for the three-month period ended September 30, 2010 compared to 2.9% for the corresponding period in 2009.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2010 of $6.1 million were comparable with the corresponding 2009 period, decreasing slightly by $0.1 million compared to the three-month period ended September 30, 2009 of $6.2 million.

Other Income, Net

Other income, net for the three-month period ended September 30, 2010 was $1.3 million versus $0.3 million for the corresponding 2009 period. This favorable change was due primarily to higher net foreign exchange gains and other miscellaneous items over the comparative quarter in 2009.

Income Tax Expense

For the three-month period ended September 30, 2010, our effective income tax rate was 24.1% as compared to 9.7% for the three-month period ended September 30, 2009. Based on our current level and location of income, we expect our effective tax rate will be 24.3% for 2010.

The significant differences between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended September 30, 2010 and 2009 were as follows:

	% of Income Before Income Taxes
	Three Months Ended September 30,
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	0.3
Impact of foreign operations, net	(8.6)	(24.7)
Changes in valuation allowance	(0.3)	0.5
Manufacturing tax deduction	(2.0)	—
Depletion	(1.0)	(0.9)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	0.4
Other items, net	(0.5)	(0.9)

Effective income tax rate	24.1%	9.7%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $9.2 million for the three-month period ended September 30, 2010 compared to $5.8 million in the same period last year. This increase of $3.4 million was due primarily to improved results in our Catalysts segment joint ventures Fábrica Carioca de Catalisadores S.A , or FCC SA, with lower variable input costs year-over-year, and Nippon Ketjen Company Limited, or Nippon Ketjen, mainly as a result of favorable material input costs in the current year. Also, our Magnifin joint venture in our Polymer Solutions segment reported favorable results due to increased demand in the automotive sector.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended September 30, 2010, net income attributable to noncontrolling interests was $3.3 million compared to $5.2 million in the same period last year. This decrease of $1.9 million was due primarily to the impact of the January 1, 2010 deconsolidation of our Stannica LLC joint venture.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $93.7 million in the three-month period ended September 30, 2010, from $52.1 million in the three-month period ended September 30, 2009, primarily due to sales and production volume increases and favorable fixed cost absorption across our businesses as a direct result of improved conditions in the global economy, as well as favorable realization of metals costs in HPC refinery catalysts, favorable equity in net income of unconsolidated investments, lower pre-tax special charges, favorable other income and lower net income attributable to noncontrolling interests. These impacts were partially offset primarily by higher SG&A costs due mainly to increases in personnel-related costs and higher income taxes.

Segment Information Overview. We have identified three reportable segments as required by current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemistry segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

	Three Months Ended September 30,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs 2009
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$231,847	39.6%	$196,716	38.2%	18%
Catalysts	214,785	36.7%	188,911	36.6%	14%
Fine Chemistry	138,404	23.7%	129,649	25.2%	7%

Total net sales	$585,036	100.0%	$515,276	100.0%	14%

Segment operating profit:
Polymer Solutions	$58,699	25.3%	$27,243	13.8%	115%
Catalysts	61,721	28.7%	28,845	15.3%	114%
Fine Chemistry	17,799	12.9%	16,482	12.7%	8%

Subtotal	$138,219		$72,570		90%

Equity in net income (loss) of unconsolidated investments:
Polymer Solutions	$2,040		$1,293		58%
Catalysts	7,166		4,543		58%
Fine Chemistry	—		—		—
Corporate & other	(27)		(27)		—

Total equity in net income of unconsolidated investments	$9,179		$5,809		58%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(2,235)		$(2,490)		(10)%
Catalysts	—		—		—
Fine Chemistry	(1,291)		(2,244)		(42)%
Corporate & other	195		(464)		*

Total net income attributable to noncontrolling interests	$(3,331)		$(5,198)		(36)%

Segment income:
Polymer Solutions	$58,504	25.2%	$26,046	13.2%	125%
Catalysts	68,887	32.1%	33,388	17.7%	106%
Fine Chemistry	16,508	11.9%	14,238	11.0%	16%

Total segment income	143,899		73,672		95%
Corporate & other	(17,488)		(10,136)		73%
Interest and financing expenses	(6,139)		(6,199)		(1)%
Other income, net	1,303		343		280%
Income tax expense	(27,886)		(5,549)		*

Net income attributable to Albemarle Corporation	$93,689		$52,131		80%

*	Percentage calculation is not meaningful.

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

	Three months ended September 30,
In Thousands	2010	2009
Total Segment operating profit	$138,219	$72,570
Add (Less):
Corporate and other(a)	(17,656)	(9,645)

GAAP Operating profit	$120,563	$62,925

Total Segment income	$143,899	$73,672
Add (Less):
Corporate and other	(17,488)	(10,136)
Interest and financing expenses	(6,139)	(6,199)
Other income, net	1,303	343
Income tax expense	(27,886)	(5,549)

GAAP Net income attributable to Albemarle Corporation	$93,689	$52,131

(a)	Includes corporate noncontrolling interest and equity adjustments of $(168) and $491 for the three-month periods ended September 30, 2010 and 2009, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended September 30, 2010 were $231.8 million, up $35.1 million, or 18%, compared to the same period in 2009, due mainly to the impact of higher volumes of 12% directly resulting from higher customer demand over 2009, as well as price/mix of 8%, offset in part by unfavorable foreign exchange impacts of 2% (mainly the weaker Euro). The increase in volumes was primarily in our fire safety portfolio, particularly brominated flame retardants in the consumer electronics, automotive and construction sectors. Our stabilizers and curatives product lines also showed higher volumes in antioxidants, curatives and special intermediates, partly offset by a $13.7 million unfavorable net sales impact associated with the deconsolidation of our Stannica LLC joint venture. Segment income was up 125%, or $32.5 million, to $58.5 million for the three-month period ended September 30, 2010 versus the same period in 2009, due mainly to the sales volume and price improvement noted above as well as higher production volumes which contributed to favorable fixed cost absorption. Also, Polymer Solutions segment results for the third quarter 2010 benefited from lower SG&A/R&D costs for the segment of $2.8 million compared to the corresponding period in 2009, higher equity in net income from its unconsolidated investment Magnifin of $0.7 million versus third quarter 2009 as a result of increased demand in the automotive sector and the favorable impact of the January 1, 2010 deconsolidation of Stannica LLC (which reported $1.5 million in net income attributable to noncontrolling interests in third quarter 2009). The favorable impacts to Polymer Solutions segment income were partly offset by $1.2 million in higher net income attributable to noncontrolling interests in our JBC joint venture.

Catalysts

Catalysts segment net sales for the three-month period ended September 30, 2010 were $214.8 million, an increase of $25.9 million, or 14%, versus the three-month period ended September 30, 2009. This increase was due mainly to an increase in volumes contributing 15% and favorable price/mix impacts of 1%, partly offset by unfavorable foreign currency impacts of 2%. The higher volumes were due mainly to improved demand in refinery catalysts, particularly alternative fuels and FCC refinery catalysts, as well as favorable volume impacts in polyolefin catalysts. Catalysts segment income increased 106%, or $35.5 million, to $68.9 million for the three-month period ended September 30, 2010 in comparison to the three-month period ended September 30, 2009. This increase was mainly in our refinery catalysts business due to the higher volumes noted above, which also contributed to favorable fixed cost absorption, as well as favorable realization of metals costs impacts year-over-year in our hydroprocessing catalysts business. Third quarter 2010 segment income for Catalysts also benefited from year-over-year improvement in equity in net income from unconsolidated investments of $2.6 million, mainly from its refinery catalysts joint ventures FCC SA (primarily lower variable input costs year-over-year) and Nippon Ketjen (due mainly to favorable material input costs impacts in the current year). These favorable impacts on Catalysts segment income were further supplemented by slightly lower SG&A/R&D spending of $0.3 million in the segment compared to the corresponding period in 2009.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended September 30, 2010 were $138.4 million, an increase of $8.8 million, or 7%, versus the three-month period ended September 30, 2009. This increase was primarily attributable to higher volumes (particularly in our performance chemicals and custom manufacture businesses) contributing an 8% increase resulting mainly from improved customer demand versus the corresponding period of 2009. These favorable volume impacts on segment sales were net of $3.1 million in unfavorable impacts due to the July 30, 2010 divestiture of our Teesport, UK site. Pricing/mix was favorable 2% year-over-year for the segment but was offset by unfavorable impacts from foreign exchange of 3%. Segment income for the three-month period ended September 30, 2010 was $16.5 million, up 16% from the corresponding period in 2009. These improved results were due mainly to higher sales and production volumes in the segment, particularly in performance chemicals and $1.0 million in lower net income attributable to noncontrolling interests mainly in our JBC joint venture, offset in part by higher SG&A/R&D spending of $0.9 million.

Corporate and other

For the three-month period ended September 30, 2010, our Corporate and other expense was $17.5 million versus $10.1 million for the corresponding period in 2009. This increase was primarily due to higher employee-related costs, reflected mainly in selling, general and administrative expenses.

Nine Months 2010 Compared with Nine Months 2009

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2010	2009	2010 vs. 2009
	(In thousands, except percentages and per share amounts)

NET SALES	$1,757,789	$1,447,166	21%
Cost of goods sold	1,208,328	1,112,763	9%

GROSS PROFIT	549,461	334,403	64%
GROSS PROFIT MARGIN	31.3%	23.1%
Selling, general and administrative expenses	195,319	153,086	28%
Research and development expenses	43,722	46,081	(5)%
Restructuring and other charges	6,958	—	*
Port de Bouc charges	—	12,393	*

OPERATING PROFIT	303,462	122,843	147%
OPERATING PROFIT MARGIN	17.3%	8.5%
Interest and financing expenses	(18,059)	(18,561)	(3)%
Other income, net	1,584	488	225%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	286,987	104,770	174%
Income tax (expense) benefit	(68,917)	1,675	*
Effective tax rate	24.0%	(1.6)%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	218,070	106,445	105%
Equity in net income of unconsolidated investments (net of tax)	29,950	17,962	67%

NET INCOME	248,020	124,407	99%
Net income attributable to noncontrolling interests	(9,272)	(8,384)	11%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$238,748	$116,023	106%

PERCENTAGE OF NET SALES	13.6%	8.0%

Basic earnings per share	$2.61	$1.27	106%

Diluted earnings per share	$2.59	$1.26	106%

*	Percentage calculation is not meaningful.

Net Sales

For the nine-month period ended September 30, 2010, we reported net sales of $1.76 billion, which was a 21% increase compared to net sales of $1.45 billion for the nine-month period ended September 30, 2009. This increase was due primarily to an increase in volumes in all segments which have benefited from the global economic recovery. Volumes had a positive impact on sales of 22%, partly offset by foreign exchange and price/mix with a combined unfavorable impact of 1%.

Polymer Solutions net sales increased $191.2 million, or 39%, for the nine-month period ended September 30, 2010 versus the same period in 2009. This increase was mainly due to the impact of higher volumes of 37% and favorable pricing/mix of 2%. Catalysts net sales increased $58.3 million, or 10%, compared to the same period last year due mainly to higher volumes. Fine Chemistry net sales increased $61.1 million, or 17%, compared to the same period last year mainly due to the impact of higher volumes of 22%, partly offset by unfavorable price/mix impacts of 4% and unfavorable foreign exchange impacts of 1%. For a detailed discussion of revenues and segment income for each segment see “Segment Information Overview” below.

Gross Profit

For the nine-month period ended September 30, 2010, our gross profit increased $215.1 million, or 64%, from the corresponding 2009 period, due mainly to sales volume improvements, favorable production rate impacts on cost in our bromine franchise and improved realization of metals costs in HPC refinery catalysts. During the nine-month period ended September 30, 2010, we operated our manufacturing facilities at higher rates than prior year to meet current sales demands, which contributed to favorable profit effects from higher fixed cost absorption with only minor offsetting increases in manufacturing spending due to the increased production levels. These key factors contributed to overall improvement in our gross profit margin for the nine-month period ended September 30, 2010 to 31.3%, up from 23.1% for the corresponding period in 2009.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2010, our SG&A expenses increased $42.2 million, or 28%, from the nine-month period ended September 30, 2009. This increase was primarily due to higher employee related expenses during 2010 versus the corresponding period in 2009. Also, the nine months ended September 30, 2009 included adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 11.1% for the nine-month period ended September 30, 2010 as compared to 10.6% for the corresponding period in 2009.

Research and Development Expenses

For the nine-month period ended September 30, 2010, our R&D expenses decreased $2.4 million, or 5%, from the nine-month period ended September 30, 2009. As a percentage of net sales, R&D expenses were 2.5% for the nine-month period ended September 30, 2010 in comparison to 3.2% for the corresponding period in 2009.

Restructuring and other charges

The nine-month period ended September 30, 2010 included first quarter 2010 charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.

Port de Bouc Charges

The nine-month period ended September 30, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility.

Interest and Financing Expenses

Interest and financing expense for the nine-month period ended September 30, 2010 was $18.1 million, comparable with the corresponding 2009 period amount of $18.6 million. This slight decrease was due mainly to lower average debt balances in the current year.

Other Income, Net

Other income, net for the nine-month period ended September 30, 2010 increased $1.1 million from the corresponding 2009 period due primarily to higher net foreign currency exchange gains and other miscellaneous items in the current year, offset in part by lower interest income.

Income Tax (Expense) Benefit

For the nine-month period ended September 30, 2010, our effective income tax rate was 24.0% as compared to (1.6)% for the nine-month period ended September 30, 2009. The effective income tax rate for the nine-month period ended September 30, 2009 was impacted by various non-recurring items including a net $9.2 million benefit due mainly to decreases in unrecognized tax benefit liabilities and deferred tax assets related to an issue settled in the U.S. IRS examination of years 2005 through 2007, a net $4.2 million benefit related to the final charges arising from the divestiture of our Port de Bouc, France facility, and a $3.7 million benefit due mainly from unrecognized tax benefits, partially offset by a $1.2 million increase in a valuation allowance for losses at our Brazilian entity. Based on our current level and location of income, we expect our effective tax rate for 2010 will be 24.3%.

The significant differences between the U.S. federal statutory income tax rate and our effective income tax rate for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	% of Income Before Income Taxes
	Nine Months Ended September 30,
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	0.3
Impact of foreign operations, net	(9.7)	(24.0)
Changes in valuation allowance	(0.1)	1.6
Manufacturing tax deduction	(1.6)	—
Depletion	(1.0)	(1.3)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	(11.5)
Other items, net	(0.1)	(1.7)

Effective income tax rate	24.0%	(1.6)%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $30.0 million for the nine-month period ended September 30, 2010 compared to $18.0 million in the same period last year. This increase of $12.0 million was due primarily to higher equity earnings from our Magnifin joint venture in our Polymer Solutions segment due to increased demand in the automotive sector as well as higher overall equity earnings from our various Catalysts segment joint ventures, particularly in our Nippon Ketjen joint venture due mainly to favorable material input costs in the current year and our FCC SA joint venture due to lower variable input costs compared to the prior year.

Net Income Attributable to Noncontrolling Interests

For the nine-month period ended September 30, 2010, net income attributable to noncontrolling interests was $9.3 million compared to $8.4 million in the same period last year. This increase was due primarily to $3.6 million in higher noncontrolling interest earnings of JBC as a result of improvements in bromine franchise sales volumes, offset in part by the impacts of the deconsolidation of our Stannica LLC joint venture of $3.0 million from the nine months ended September 30, 2009.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $238.7 million in the nine-month period ended September 30, 2010 from $116.0 million in the same period last year primarily due to sales and production volume increases, favorable fixed cost absorption across our businesses, favorable metals cost realization in our HPC refinery catalysts business, favorable equity in net income of our unconsolidated investments, lower special charges, lower R&D spending and higher other income, net. These favorable impacts were partially offset by higher SG&A costs, higher income taxes and higher net income attributable to noncontrolling interests.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs 2009
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$683,789	38.9%	$492,636	34.0%	39%
Catalysts	658,438	37.5%	600,101	41.5%	10%
Fine Chemistry	415,562	23.6%	354,429	24.5%	17%

Total net sales	$1,757,789	100.0%	$1,447,166	100.0%	21%

Segment operating profit:
Polymer Solutions	$145,193	21.2%	$31,562	6.4%	360%
Catalysts	167,056	25.4%	90,314	15.0%	85%
Fine Chemistry	50,251	12.1%	32,525	9.2%	54%

Subtotal	$362,500		$154,401		135%

Equity in net income (loss) of unconsolidated investments:
Polymer Solutions	$6,859		$1,563		339%
Catalysts	23,173		16,480		41%
Fine Chemistry	—		—		—
Corporate & other	(82)		(81)		1%

Total equity in net income of unconsolidated investments	$29,950		$17,962		67%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	$(4,749)		$(4,145)		15%
Catalysts	—		—		—
Fine Chemistry	(4,443)		(4,402)		1%
Corporate & other	(80)		163		*

Total net income attributable to noncontrolling interests	$(9,272)		$(8,384)		11%

Segment income:
Polymer Solutions	$147,303	21.5%	$28,980	5.9%	408%
Catalysts	190,229	28.9%	106,794	17.8%	78%
Fine Chemistry	45,808	11.0%	28,123	7.9%	63%

Total segment income	383,340		163,897		134%
Corporate & other	(52,242)		(19,083)		174%
Restructuring and other charges	(6,958)		—		*
Port de Bouc charges	—		(12,393)		*
Interest and financing expenses	(18,059)		(18,561)		(3)%
Other income, net	1,584		488		225%
Income tax (expense) benefit	(68,917)		1,675		*

Net income attributable to Albemarle Corporation	$238,748		$116,023		106%

*	Percentage calculation is not meaningful.

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

	Nine months ended September 30,
In Thousands	2010	2009
Total Segment operating profit	$362,500	$154,401
Add (Less):
Corporate and other(a)	(52,080)	(19,165)
Restructuring and other charges	(6,958)	—
Port de Bouc charges	—	(12,393)

GAAP Operating profit	$303,462	$122,843

Total Segment income	$383,340	$163,897
Add (Less):
Corporate and other	(52,242)	(19,083)
Restructuring and other charges	(6,958)	—
Port de Bouc charges	—	(12,393)
Interest and financing expenses	(18,059)	(18,561)
Other income, net	1,584	488
Income tax (expense) benefit	(68,917)	1,675

GAAP Net income attributable to Albemarle Corporation	$238,748	$116,023

(a)	Includes corporate noncontrolling interest and equity adjustments of $162 and $(82) for the nine-month periods ended September 30, 2010 and 2009, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the nine-month period ended September 30, 2010 were $683.8 million, up $191.2 million, or 39%, in comparison to the nine-month period ended September 30, 2009. This increase was mainly due to the impact of higher volumes of 37% (net of $35.5 million in unfavorable net sales impact from the January 1, 2010 Stannica LLC deconsolidation) and favorable price/mix impacts of 2%. The increase in volumes, directly resulting from improved economic conditions over 2009, was primarily in our fire safety portfolio in the consumer electronics, automotive and construction sectors, while our stabilizers and curatives product lines also showed higher volumes in antioxidants and curatives. Segment income for the nine-month period ended September 30, 2010 was $147.3 million versus $29.0 million for the corresponding period in 2009. The year-over-year improvement in operating performance was due mainly to the sales volume improvements noted above, as well as higher production volumes which contributed to favorable fixed cost absorption. Also, Polymer Solutions segment income for the nine-month period 2010 benefited from higher equity in net income from its unconsolidated investment Magnifin of $5.3 million as a result of increased demand in the automotive sector, the favorable impact of the January 1, 2010 deconsolidation of Stannica LLC (which reported $3.0 million in net income attributable to noncontrolling interests during the nine months ended September 30, 2009), and lower SG&A/R&D costs of $1.7 million for the segment compared to the corresponding period in 2009. These favorable items were partially offset by $3.6 million in higher net income attributable to noncontrolling interests resulting from improved performance in our JBC joint venture.

Catalysts

Catalysts segment net sales for the nine-month period ended September 30, 2010 were $658.4 million, an increase of $58.3 million, or 10%, versus the nine-month period ended September 30, 2009. This increase was due mainly to higher volume in refinery catalysts, particularly alternative fuels and FCC refinery catalyst, as well as an increase in volumes in polyolefin catalysts arising from stronger customer demand over the challenged 2009 year. Catalysts segment income increased 78%, or $83.4 million, to $190.2 million for the nine-month period ended September 30, 2010 compared to the corresponding period last year. This increase was mainly in our hydroprocessing catalysts business primarily relating to improved realization of metals cost pass-through impacts year-over-year, favorable sales and production volumes in FCC refinery catalysts and alternative fuels, as well as favorable volumes in polyolefin catalysts. Catalysts segment income for the nine months ended September 30, 2010 also benefited $6.7 million from higher equity in net income from unconsolidated joint ventures, particularly in our refinery catalyst joint ventures Nippon Ketjen based mainly on favorable material input costs versus the prior year as well as improved performance in our FCC SA joint venture due to lower variable input costs. These favorable impacts on segment income for Catalysts were offset in part by higher SG&A/R&D spending of $7.5 million compared to the corresponding period in 2009.

Fine Chemistry

Fine Chemistry segment net sales for the nine-month period ended September 30, 2010 were $415.6 million, an increase of $61.1 million, or 17%, versus the nine-month period ended September 30, 2009, primarily due to higher volumes (mainly in performance chemicals and resulting from overall improved customer demand) contributing 22% of the increase. These favorable volume impacts (net of $3.1 million in unfavorable impacts due to the July 30, 2010 divestiture of our Teesport, UK site) were partly offset by unfavorable price/mix impacts of 4% and unfavorable foreign exchange impacts of 1%. Segment income for the nine-month period ended September 30, 2010 was $45.8 million, up $17.7 million, or 63%, from the corresponding period in 2009. These significantly improved results were due to higher sales and production volumes in the segment, mainly in performance chemicals, offset in part by higher SG&A/R&D spending of $4.0 million.

Corporate and other

For the nine-month period ended September 30, 2010, our Corporate and other expense was $52.2 million versus $19.1 million for the corresponding period in 2009. This increase was primarily due to higher employee related costs. Also, the nine-month period ended September 30, 2009 included adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals, reflected mainly in selling, general and administrative expenses.

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

Cash Flow

Our cash and cash equivalents increased by $115.9 million to $424.7 million at September 30, 2010, up from $308.8 million at December 31, 2009. For the nine-month period ended September 30, 2010, our operations provided $275.7 million of cash compared to $259.4 million in the nine-month period ended September 30, 2009. This increase of $16.3 million is primarily due to an increase in profitability, partially offset by an increase in working capital. Cash on hand funded capital expenditures for plant, machinery and equipment of $50.0 million, net repayments of long-term debt of $50.6 million, dividends to shareholders of $36.9 million, and common stock repurchases of $14.9 million. Also, our cash balances were unfavorably impacted by $13.1 million as a result of the deconsolidation of Stannica LLC on January 1, 2010. For the nine months ended September 30, 2009, we made $16.4 million in payments associated with the Port de Bouc divestiture.

Net current assets increased $185.5 million to $864.3 million at September 30, 2010 from $678.8 million at December 31, 2009. The increase in net current assets was due primarily to an increase in cash and cash equivalents as well as accounts receivable.

Capital expenditures for the nine-month period ended September 30, 2010 of $50 million were used for plant, machinery and equipment improvements. We expect our capital expenditures to be approximately $80-$90 million in 2010 mainly due to capital projects associated with increased capacity, cost reduction and continuity of operations. While we continue to closely monitor our capital spending and cash generation in light of the recent economic downturn seen in 2009, we believe we will have the financial flexibility and capability to fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, to be provided by borrowings including amounts available under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of September 30, 2010, we were, and currently are, in compliance with all of the covenants of the indenture governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit, if needed, upon additional loan commitments by our existing and/or additional lenders. Currently, $85 million and $590 million in commitments under the credit agreement have a maturity date of March 2012 and March 2013, respectively. Borrowings under this credit agreement bear interest at variable rates, with total spreads and fees ranging from 0.32% to 0.675% over the London inter-bank offered rate, or LIBOR, applicable to the currency of denomination of the borrowing and are based upon our credit rating from one of the major credit rating agencies. We had aggregate borrowings outstanding under the March 2007 credit agreement of $308.0 million at September 30, 2010. Borrowings under the March 2007 credit agreement bear interest at variable rates, with a weighted average interest rate of 0.66% during the three-month period ended September 30, 2010.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (b) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (c) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement, would exceed 20% of consolidated net worth as defined in the March 2007 credit agreement. We believe that as of September 30, 2010, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $755.6 million at September 30, 2010, compared to $776.4 million at December 31, 2009. In addition, at September 30, 2010, we had the ability to borrow $367.0 million under our March 2007 credit agreement and $151.0 million under other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. We have the ability to refinance our borrowings under credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $34 million at September 30, 2010. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our contractual obligations for plant construction, purchases of equipment, various take or pay and throughput agreements, and other contractual obligations (in thousands):

	4Q 2010	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$2,434	$5,122	$5,402	$404,558	$6,009	$326,921	$7,483
Capital lease obligation	1,870	3,901	2,034	—	—	—	—
Expected interest payments on long-term debt obligations*	6,155	23,213	23,642	18,959	16,904	2,808	12
Operating lease obligations (rental)	2,478	7,541	5,354	3,416	2,435	2,169	12,109
Take or pay / throughput agreements**	9,325	16,571	10,462	8,436	6,850	6,018	7,119
Letters of credit and guarantees	12,469	16,275	1,832	535	—	—	2,664
Capital projects	25,436	2,669	14	—	—	—	—
Facility divestiture obligation	523	—	—	—	—	—	—

Total	$60,690	$75,292	$48,740	$435,904	$32,198	$337,916	$29,387

*	These amounts are based on a weighted-average interest rate of 0.6% for the March 2007 credit agreement, 5.1% for the senior notes, and 5.0% for our remaining long-term debt obligations and capital lease for 2010. The weighted average interest rate for years 2011 and thereafter is 1.0% for the March 2007 credit agreement, 5.1% for the senior notes, and 4.4% for our remaining long-term debt obligations and capital lease. Interest payments on our credit facility and variable-rate foreign bank loans are calculated through March 2013 when our credit agreement expires.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the total expected 2010 contributions to our domestic pension plans (nonqualified plans only) and foreign pension plans should approximate $5.5 million. We may choose to make additional pension contributions above this amount. We have made $24.6 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2010.

The liability related to uncertain tax positions, including interest and penalties, recorded in other noncurrent liabilities totaled $25.5 million and $22.3 million at September 30, 2010 and December 31, 2009, respectively. Related assets for corresponding offsetting benefits recorded in other assets totaled $15.8 million and $14.9 million at September 30, 2010 and December 31, 2009, respectively. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2010 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

While we maintain business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them to not honor their contractual credit commitments or to not renew their extensions of credit or provide new sources of credit. While the corporate bond markets have recovered in recent quarters, availability of bank debt remains far more limited than prior to the market disruptions in 2008 and 2009, which severely impacted many financial institutions. If bank debt remains less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets may be limited by these or other factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At September 30, 2010, we had the total additional capacity to borrow in excess of $517 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $425 million as of September 30, 2010, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in the Annual Report on Form 10-K for the year ended December 31, 2009 except as noted below.

We had outstanding variable interest rate borrowings at September 30, 2010 of $397.0 million, bearing an average interest rate of 1.16% and representing 52% of total outstanding debt. A hypothetical 10% change (approximately 12 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million as of September 30, 2010. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $323 million and with a fair value representing a net asset position of $3.8 million at September 30, 2010. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming instantaneous 10% changes in select foreign currency exchange rates from their levels as of September 30, 2010, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we have hedging contracts against would result in a decrease of approximately $8.5 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of $7.0 million in the fair value of our foreign currency forward contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2010, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of the senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (1) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (2) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the senior notes’ interest expense. At September 30, 2010, there were losses of approximately $0.9 million ($0.6 million after income taxes) in accumulated other comprehensive loss that remain to be expensed.

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

We also enter into natural gas hedge transactions from time to time with major financial institutions. Such derivatives are held to secure natural gas at fixed prices and not for trading. Our natural gas hedge contracts are evaluated for qualification as cash flow hedges and are marked to market. The unrealized gains and losses on these contracts are deferred and accounted for in accumulated other comprehensive loss to the extent that the unrealized gains and losses are offset by the forecasted transaction. At September 30, 2010, we had no natural gas hedge contracts outstanding and none were purchased in the three-month period ended September 30, 2010. Additionally, any unrealized gains and losses on the derivative instrument that are not offset by the forecasted transaction are recorded in earnings as appropriate, but generally do not have a significant impact on results of operations.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in legal proceedings of types regarded as common in our businesses, particularly administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. We maintain a financial accrual for these proceedings that includes defense costs and potential damages, as estimated by our general counsel. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 11 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2010, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2010 and 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: October 29, 2010	By:	/S/ RICHARD G. FISHMAN
Richard G. Fishman Vice President, Interim Chief Financial Officer (principal financial officer)