Form 10-K
period 2010-12-31
ALBEMARLE CORP
filed 2011-02-25
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of February 15, 2011: 91,633,335

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3.6 billion based on the reported last sale price of common stock on June 30, 2010, the last business day of the registrant’s most recently completed second quarter.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2010

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

We and our joint ventures currently operate 45 facilities, encompassing production, research and development facilities, and administrative and sales offices in North and South America, Europe, the Middle East and Asia. We serve approximately 3,000 customers in over 100 countries. For information regarding our unconsolidated joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 47.

Business Segments

Our operations are managed and reported as three operating segments: Polymer Solutions, Catalysts and Fine Chemistry.

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 23, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 47.

Polymer Solutions

Our Polymer Solutions segment consists of two product market categories: flame retardants and stabilizers and curatives.

Flame Retardants. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. Some of the end market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles, foam insulation, and foam seating in furniture and automobiles. We compete in all of the markets for the major fire safety chemistries: brominated, mineral and phosphorus. Our brominated flame retardants include products such as Saytex®; our mineral-based flame retardants include products such as Martinal® and Magnifin®; and our phosphorus-based flame retardants include products such as Antiblaze® and Ncendx®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

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

We also produce antioxidants used in fuels and lubricants. Our line of Ethanox® fuel and lubricant antioxidants is used by refiners and fuel marketers to extend fuel storage life and protect fuel systems, and by oil marketers and lubricant manufacturers to extend the useful life of lubricating oils, fluids and greases used in engines and various types of machinery.

Albemarle Corporation and Subsidiaries

Customers

Our Polymer Solutions segment offers more than 70 products to a variety of end-markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, lubricant manufacturers, refiners and other specialty chemical companies.

Sales of Polymer Solutions in Asia are expected to grow long-term due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States, or U.S., and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the U.S., Europe, China and the Middle East. We are now operating three production facilities in China to deliver polymer solutions products to this rapidly growing market.

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

Competition also arises from the substitution of different polymers and resin systems in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which is why our product portfolio includes bromine, mineral and phosphorus chemistries that are common in over 80% of end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We offer our basic antioxidant products from lower cost manufacturing sites in China.

We are a market leader in the brominated flame retardants business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd. Industrial Products division, or Israel Chemicals. We are also a market leader in the phosphorus-based flame retardants business and in the mineral-based flame retardants business. Our most significant competitors in the phosphorus-based flame retardants business are Israel Chemicals, Jiangsu Yoke Technology Co., Ltd. and Zhejiang Wansheng Chemical Co., Ltd. In our mineral-based flame retardants business, our most significant competitors include J.M. Huber Corporation, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH. We are a market leader in the plastic additives business and our most significant competitors are BASF Corporation, Chemtura Corporation and Songwon Industrial Co., Ltd.

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

We entered into a range of phosphorus derivative supply agreements with Rhodia S.A. as part of the acquisition of the Rhodia polyurethane flame retardants business in 2003.

Albemarle Corporation and Subsidiaries

Catalysts

Our Catalysts segment includes our refinery catalysts and polyolefin catalysts businesses.

Refinery Catalysts. Our two main refinery catalysts product lines are hydroprocessing catalysts, or HPC, and fluidized catalytic cracking, or FCC, catalysts and additives. In renewable, non-crude based fuels, we have also launched new catalysts for customers, along with ongoing research and development initiatives with additional potential customers.

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

Polyolefin Catalysts. We manufacture aluminum- and magnesium-alkyls, which are used as co-catalysts in the production of polyolefins, elastomers, alpha olefins (such as hexene, octene and decene) and organotin heat stabilizers which are used in the preparation of organic intermediates. We also produce metallocene/single-site catalysts, which aid in the development and production of new polymers that increase impact strength, clarity and melt characteristics of plastic films. We are continuing to build on our organometallics base and to expand the portfolio of products and capabilities we offer our customers.

Customers

Our Catalysts segment customers include multinational corporations such as ExxonMobil Corporation, Royal Dutch Shell plc and Chevron Corporation; independent petroleum refining companies such as Valero Energy Corporation and Tesoro Petroleum Corporation; and national petroleum refining companies such as Saudi Aramco Mobil Refinery Company Ltd., Petróleo Brasileiro S.A. and Petróleos Mexicanos.

We estimate that there are currently approximately 450 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to three years.

Competition

Our Catalysts segment serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development programs, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.

We are a market leader in the HPC and FCC catalysts markets and our major competitors in the HPC catalysts market include Criterion Catalysts and Technologies, W.R. Grace & Co./Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co. and BASF Corporation. Some of our major catalysts competitors have alliances with global major refiners to facilitate new product development and introduction. Our major competitors in the polyolefin market include Akzo Nobel N.V., Chemtura Corporation, Tosoh Corporation, and W.R. Grace & Co.

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha olefins, sodium silicate, sodium aluminate, kaolin, rare earths, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Certain critical raw materials may nevertheless be subject to significant volatility despite our mitigating efforts. For example, molybdenum prices averaged $29.30/lb in 2008 but significantly declined in the fourth quarter of 2008 to end the year at $9.85/lb. In 2009, prices averaged $12.05/lb and finished the year at $12.24/lb, while in 2010 prices averaged $15.77/lb and finished the year at $17.02/lb. Our profitability may be affected if we are unable to recover significant raw material costs from our customers.

Albemarle Corporation and Subsidiaries

Fine Chemistry

Our Fine Chemistry (formerly Fine Chemicals) segment consists of two categories: performance chemicals and fine chemistry services and intermediates.

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

Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemistry products and performance chemicals for the pharmaceutical and agricultural uses described below, our fine chemistry services business offers custom manufacturing, research and chemical scale-up services for companies. We believe that these services position us to support customers in developing their new products, such as new drugs.

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

We will continue to sell methyl bromide in our current markets throughout 2011, as current regulations allow, with similar critical-use allowances compared to 2010. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the U.S., Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency, or EPA, the U.S. submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

Customers

Our Fine Chemistry segment manufactures more than 100 products, which are used in a variety of end-markets. Sales of products and services are mostly to chemical manufacturers and processors, including pharmaceutical, agricultural, drilling and oil services, water treatment and photographic companies, and to other specialty chemical companies.

Pricing for many of our fine chemistry products and services is based upon negotiation with customers. The critical factors that affect prices are the level of technology differentiation we provide, the maturity of the product and the level of assistance required to bring a new product through a customer’s developmental process.

Competition

Our Fine Chemistry segment serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the fine chemistry marketplace.

Albemarle Corporation and Subsidiaries

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

Raw Materials

The major raw materials we use in our Fine Chemistry operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

The bromine that we use in our Fine Chemistry segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we now have our Sinobrom joint venture in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.

Sales, Marketing and Distribution

We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales personnel around the world who serve numerous additional customers within North America, Europe, the Middle East, India, Asia Pacific, Russia, Africa and Latin America. We also use more than 60 selected distributors, commissioned sales representatives and specialists in specific market areas, some of which are subsidiaries of large chemical companies.

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

Our research and development efforts support each of our business segments. The focus of research in Polymer Solutions is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators and original equipment manufacturers but which also have superior toxicological and environmental profiles, such as our newly introduced EarthwiseTM brand, which provides polymer solutions products that are greatly enhanced in both end product performance and environmental responsibility. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value-added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.

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

The primary focus of our Fine Chemistry research program is the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Another area of research is the development of bromine-based products for use as biocides in industrial water treatment and food safety applications, and as additives used to reduce mercury emissions from coal-fired power plants.

We have recognized research and development expenses of $58.4 million, $60.9 million, and $67.3 million in 2010, 2009, and 2008, respectively.

Albemarle Corporation and Subsidiaries

Intellectual Property

Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2010, we owned approximately 1,600 active U.S. and foreign patents and had approximately 1,500 pending U.S. and foreign patent applications. We also have acquired rights under the patents and inventions of others through licenses and license our patents and inventions to third parties.

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2010 with an occupational injury and illness rate of 0.54 for Albemarle employees and nested contractors.

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

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups in various countries in the world of certain brominated flame retardants. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation or reaction in our markets, independent of regulation. For example, in 2009 the state of Vermont passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses and upholstered furniture after July 1, 2010, and in televisions and computers after July 1, 2012. The state of Oregon also passed a ban on the use of decabromodiphenyl ether as a flame retardant after January 1, 2011. In 2010, the state of Maine broadened existing restrictions on the use of decabromodiphenyl ether to include its use in plastic pallets, effective January 1, 2012. Also, the European Union’s existing restrictions on the use of decabromodiphenyl ether in electrical and electronic equipment have been copied by the Republic of India and are likely to be adopted in the People’s Republic of China as well. In December 2009, we, along with other leading producers announced a voluntary withdrawal, in cooperation with the EPA, from the production and sale of decabromodiphenyl ether in the U.S. over a period of three to four years. A similar agreement was reached later with Canada. Bills to restrict or ban the use of decabromodiphenyl ether are still under consideration in several U.S. states.

Environmental Regulation

We are subject to numerous foreign, federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Ongoing compliance with such laws and regulations is an important consideration for us. Key aspects of our operations are subject to these laws and regulations. In addition, we incur substantial capital and operating costs in our efforts to comply with them.

Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages, or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at

Albemarle Corporation and Subsidiaries

the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. We may have liability as a potentially responsible party, or PRP, with respect to active off-site locations under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements, which would provide for payment of our allocable share of remediation costs. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the CERCLA and equivalent state statutes may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.

We use and generate hazardous substances and wastes in our operations and may become subject to claims for personal injury and/or property damage relating to the release of such substances into the environment. In addition, some of our current properties are, or have been, used for industrial purposes, which could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury, and/or property damage. While we conduct our operations so as to minimize the risk of incurring such losses, the nature of our business and the types of operations in which we engage create a potential for such losses to occur. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of production, pollution and other environmental damages. Depending on the frequency and severity of such incidents, it is possible that the Company’s operating costs, insurability and relationships with customers, employees and regulators could be impaired. In particular, our customers may elect not to purchase our product if they view our safety record as unacceptable. This could also cause us to lose customers and substantial revenues. However, we believe that the likelihood of an environmental-related catastrophic occurrence or a series of occurrences that could materially affect the Company’s financial position or competitiveness is low.

We record accruals for environmental and asset retirement obligation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 45.

Climate Change

The growing concerns about climate change and the related imposition by governments of more stringent regulations may provide us with new or expanded business opportunities. Our Catalysts segment seeks to capitalize on the “green revolution” by providing solutions to companies pursuing alternative fuel products and technologies, such as biofuels, gas-to-liquids, and others. As demand for, and legislation mandating or incentivizing the use of, alternative fuels and alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to invest in, and expand our product offerings of, alternative fuel technologies. As a result of the investments in alternative fuel technology products and services to date and our continued focus on these growth areas, we believe we are well positioned to take advantage of opportunities that may arise if new legislation is enacted. See also page 14 for further discussion on climate change in Item 1A. Risk Factors.

Albemarle Corporation and Subsidiaries

Recent Acquisitions and Joint Ventures

Over the last three years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. Following is a summary of our acquisitions and joint ventures during the last three years.

On December 6, 2010, we announced that we had signed a memorandum of understanding to build a world scale HPC production plant on the site of our existing joint venture Fábrica Carioca de Catalisadores SA (FCC SA) in Santa Cruz, Brazil with Petrobras. The new facility will complement existing production of FCC catalysts. We are also further enhancing our partnership with Petrobras by engaging in a joint technical cooperation aimed at the further development of advanced HPC products, mirroring our very successful existing cooperation in the area of FCC catalysts.

On September 13, 2010, we announced the purchase of certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (TMG) manufacturing site. The site will effectively mirror Albemarle’s world scale metallocene polyolefin catalyst and TMG capabilities located in Baton Rouge, Louisiana.

On October 27, 2009, we entered into an agreement with Ibn Hayyan Plastic Products Company (TAYF), an affiliate of Saudi Basic Industries Corporation (SABIC), to form a joint venture called Saudi Organometallic Chemicals Company (SOCC). Under the terms of the joint venture agreement, the two parent companies will build a world-scale organometallics production facility strategically located in the Arabian gulf industrial city of Al-Jubail. Start-up of this facility is anticipated by the second half of 2012.

On December 5, 2008, we reached agreement with Weifang Sinobrom Import and Export Company, Ltd. to form a new Fine Chemistry joint venture that combined the existing business of Sinobrom, a leading marketer of bromine derivatives in China, with our global bromine expertise across the world. The new joint venture, Sinobrom Albemarle Bromine Chemicals (Shandong) Company Ltd., is 75% owned by us and creates new growth platforms for us in Shandong province, the heart of the Chinese bromine and derivatives market.

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

On June 30, 2008, we acquired the remaining 25% interests in our two antioxidant joint ventures in China (Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited) for approximately $19.9 million, resulting in our 100% ownership of each of these Polymer Solutions segment joint ventures.

Employees

As of December 31, 2010, we had 4,020 employees of whom 2,055, or 51%, are employed in the U.S.; 1,125, or 28%, are employed in Europe; 590, or 15%, are employed in Asia and 250, or 6%, are employed in the Middle East. Approximately 18% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters-Industrial Trades Division (IBT); and

•

Pasadena, Texas—United Steel Workers (USW); Sheet Metal Workers International Association (SMWIA); United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry (UAJAPPI); and International Brotherhood of Electrical Workers (IBEW).

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 17 years. Bargaining agreements expire at our Pasadena, Texas location in 2011, our Baton Rouge, Louisiana location in 2012, and at our Orangeburg, South Carolina location in 2013.

        We have two works councils representing the majority of our European sites—Amsterdam, the Netherlands and Bergheim, Germany—covering approximately 910 employees. In addition, we have approximately 50 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that we have a generally good relationship with these councils and bargaining representatives. In September 2009, we entered into consultation processes under local laws at our Amsterdam and Bergheim locations for restructuring programs that included planned reductions in force. During the fourth quarter of 2009, approximately $1.6 million in related charges were recorded for our Amsterdam restructuring program. During the first quarter of 2010, we recorded approximately $6.6 million in charges associated with the program at our Bergheim location.

Available Information

Our internet website address is http://www.albemarle.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or

Albemarle Corporation and Subsidiaries

furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Albemarle.

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

Adverse conditions in the global economy and volatility and disruption of financial markets can negatively impact our customers and suppliers and therefore have a material adverse effect on our results of operations.

A global economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to global economic downturns, including credit market tightness which can impact our liquidity as well as our customers and suppliers, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that can affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers can delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to us. If a global recession continues for significant future periods or deteriorates significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Albemarle Corporation and Subsidiaries

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

We also expect competition to increase as our competitors develop and introduce new and enhanced products. For example, our Fine Chemistry segment is experiencing increased competition from large-scale producers of pharmachemicals, particularly from Asian sources. In our Catalysts segment, our petroleum refinery customers are processing crude oil feedstocks of declining quality, while at the same time operating under increasingly stringent regulations requiring the gasoline, diesel and other fuels they produce to contain fewer impurities, including sulfur. As a result, our petroleum refining customers are demanding more effective and more cost-effective catalysts products. As new products enter the market, our products may become obsolete or competitors’ products may be marketed more effectively than our products. If we fail to develop new products, maintain or improve our margins with our new products or keep pace with technological developments, our business, financial condition, results of operations and cash flows will suffer.

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

Albemarle Corporation and Subsidiaries

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

We conduct a substantial portion of our business outside of the U.S. We and our joint ventures currently have over 30 facilities located outside the U.S., including facilities and offices located in Austria, Australia, Belgium, Brazil, France, Germany, Hungary, India, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Russia, Saudi Arabia, Singapore, United Arab Emirates and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. Dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	transportation and other shipping costs may increase;

•	intellectual property rights may be more difficult to enforce;

•

foreign countries with their diverse legislative and regulatory structures in various jurisdictions may unexpectedly increase the rate at which our income is taxed, impose additional withholding taxes or otherwise tax our income;

•	foreign countries may adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	trade sanctions could result in losing access to customers and suppliers in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises; and

•

our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities.

Albemarle Corporation and Subsidiaries

In addition, certain of our joint ventures operate, and we have ongoing capital projects in, high-risk regions of the world such as the Middle East and South America. Unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture, a delay or cancellation of those capital projects and negatively impact our future growth and profitability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.

We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Renminbi and the U.S. Dollar (in certain of our foreign locations). Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

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

Violations of environmental, health and safety laws and regulations may subject us to fines, penalties and other liabilities and may require us to change certain business practices or curtail production.

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

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we may become subject. Potentially, some form of U.S. federal regulation is forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation. Additionally, some of our operations are within other jurisdictions that

Albemarle Corporation and Subsidiaries

have, or are developing, regulatory regimes governing greenhouse gas emissions. For example, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol is set to expire in 2012 and global attention is focused on the development of a successor global policy framework. The outcome of new legislation in the U.S. and other jurisdictions in which we operate may result in new or additional regulation, additional charges to fund energy efficiency activities or other regulatory actions. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs or additional taxes or reduced emission allowances. We may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations through our contractual terms, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect our operations.

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

The only brominated flame retardant that we currently sell that has been banned for specified applications to date is decabromodiphenyl ether, which was banned for some applications in the states of Washington, Maine, Oregon and Vermont. In 2009, the state of Vermont passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses and upholstered furniture after July 1, 2010, and in televisions and computers after July 1, 2012. The state of Oregon also passed a ban on the use of decabromodiphenyl ether as a flame retardant after January 1, 2011. In December 2009, we, along with other leading producers announced a voluntary withdrawal, in cooperation with the EPA, from the production and sale of decabromodiphenyl ether in the U.S. over a period of three to four years. A similar agreement was reached later with Canada. Bills to restrict or ban the use of decabromodiphenyl ether are still under consideration in several U.S. states.

Norway restricted decabromodiphenyl ether in April 2008, except for certain transportation applications. On April 1, 2008, the European Court of Justice annulled the exemption of decabromodiphenyl ether from the RoHS Directive, ruling that the European Commission had followed an incorrect procedure when adopting the exemption. As a consequence, the use of decabromodiphenyl ether in electrical and electronic equipment was banned in the European Union effective July 1, 2008. In 2010, the Republic of India decided to adopt similar legislation, effective January 1, 2012. In 2010, approximately 1% of our net sales were derived from decabromodiphenyl ether. None of these legislative restrictions has caused or is expected to cause a significant adverse effect on our profitability.

Additionally, agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants, including decabromodiphenyl ether, hexabromocyclododecane and tetrabromobisphenol A. We manufacture each of these brominated flame retardants. In 2009, the United Nations’ UNECE agency decided that hexabromocyclododecane meets the technical requirements to be considered a “persistent organic pollutant,” or POP. Additional evaluations will be conducted before any action is taken against the sale of hexabromocyclododecane. Our expectation is that the sale of hexabromocyclododecane could be banned in Europe as soon as 2014.

Albemarle Corporation and Subsidiaries

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

In 2005 and again in the third quarter of 2008, major hurricanes caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. If similar weather-related matters occur in the future, they could negatively affect our ability to operate, and the results of operations, at our sites in this region.

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

Albemarle Corporation and Subsidiaries

Some of our employees are unionized, represented by workers’ councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.

As of December 31, 2010, we had 4,020 employees. Approximately 18% of our 2,055 U.S. employees are unionized. Our collective bargaining agreements expire in 2011, 2012 and 2013. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include:

•	potential disruption of our ongoing business and distraction of management;

•	unforeseen claims and liabilities, including unexpected environmental exposures;

•	unforeseen adjustments, charges and write-offs;

•	problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;

•	unexpected losses of customers of, or suppliers to, the acquired business;

•	difficulty in conforming the acquired businesses’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the implementation of purchase price accounting;

•	inability to coordinate new product and process development;

•	loss of senior managers and other critical personnel and problems with new labor unions; and

•	challenges arising from the increased scope, geographic diversity and complexity of our operations.

Albemarle Corporation and Subsidiaries

Although our pension plans currently meet minimum funding requirements, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.

We have several defined benefit pension plans around the world, including in the U.S., the Netherlands, Germany, Belgium, and Japan, covering most of our employees. The U.S. plans represent approximately 93% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

During 2010, we made $70.0 million of voluntary contributions to our U.S. qualified defined benefit pension plans. Also, in January 2011, we made another voluntary contribution of $50.0 million to these plans. We anticipate that the funded status of each of our U.S. qualified defined benefit pension plans will be at least 80% in 2011 and, therefore, the plans should not be subject to benefit limitations in conjunction with the Pension Protection Act of 2006. Additional voluntary pension contributions in and after 2011 may vary depending on factors such as asset returns, then-current interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

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

The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to negatively affect the economy in general and specifically the markets for our products. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.

We will need a significant amount of cash to service our indebtedness and our ability to generate cash depends on many factors beyond our control.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on a weighted average interest rate of 4.4% and outstanding borrowings at December 31, 2010 of $860.9 million, our annual interest expense would be approximately $37.5 million. A hypothetical 10% change (approximately 23 basis points) in the average interest rate applicable to the variable portion of such borrowings would change our annualized interest expense by approximately $0.3 million. Our business may not generate sufficient cash flow from operations to service our debt obligations. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

Conditions in the global credit markets have improved markedly over the past 12 months. Nevertheless, more stringent credit standards and heightened uncertainty regarding the impact of prospective regulatory changes regarding capitalization and other requirements on major financial institutions are factors likely to prevent us from obtaining terms comparable to those prevalent prior to the recent global recession. As of December 31, 2010 we had no significant obligations maturing before 2013. Availability under existing committed credit facilities is expected to be sufficient for our working capital and capital expenditure needs.

Albemarle Corporation and Subsidiaries

Restrictive covenants in our debt instruments may adversely affect our business.

Our March 2007 credit agreement and the indentures governing our senior notes contain select restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in our March 2007 credit agreement, the indentures governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 43.

A downgrade of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.

Borrowings under our March 2007 credit agreement bear interest at floating rates. The rates are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services, or S&P and Moody’s Investors Services, or Moody’s. S&P has rated our senior unsecured long-term debt as BBB and Moody’s has rated our senior unsecured long-term debt as Baa1. S&P and/or Moody’s may, in the future, downgrade our ratings. The downgrading of our ratings or an increase in benchmark interest rates would result in an increase of our interest expense on borrowings under our March 2007 credit agreement. In addition, the downgrading of our ratings could adversely affect our future ability to obtain funding and/or materially increase the cost of any additional funding.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of financing, limit our access to the capital markets and have an adverse effect on the market price of our securities.

Because a significant portion of our operations is conducted through our subsidiaries and joint ventures, our ability to service our debt is largely dependent on our receipt of distributions or other payments from our subsidiaries and joint ventures.

A significant portion of our operations is conducted through our subsidiaries and joint ventures. As a result, our ability to service our debt is largely dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of non-U.S. subsidiaries or joint ventures to remit money to us.

The instruments governing our indebtedness do not limit our acquisitions and may allow us to incur additional indebtedness, including indebtedness in relation to acquisitions.

We have historically expanded our business primarily through acquisitions. A part of our business strategy is to continue to grow through acquisitions that complement and expand our distribution network. The terms of our indebtedness do not limit the number or scale of acquisitions that we may complete. Because the consummation of acquisitions and integration of acquired businesses involves significant risk, this means that investors in our securities will be subject to the risks inherent in our acquisition strategy.

Item 1B.	Unresolved Staff Comments.

NONE

Item 2.	Properties.

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained, effectively used and are adequate to operate our business. During 2010, the Company’s manufacturing plants operated at approximately 70% capacity in the aggregate.

Set forth below is information at December 31, 2010 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Principal executive offices	Leased

Beijing, China	Regional sales and administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Budapest, Hungary	Regional shared services office	Leased

Dubai, United Arab Emirates	Regional sales and administrative offices	Leased

Houston, Texas	Regional sales and administrative offices	Leased

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Mobile, Alabama	Production of tin stabilizers	Owned by Arkema Group LLC which operates the plant for Stannica LLC, a joint venture in which we and Arkema Group LLC each own a 50% interest

Moscow, Russia	Regional sales and administrative offices	Leased

Nanjing, China	Technology center, product repackaging and flame retardant production	Owned; on leased land

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemistry products, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Production of bromine and derivatives and flame retardants	Leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin Magnesiaprodukte GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Seoul, South Korea	Regional sales and administrative offices	Leased

Shanghai, China	Regional sales and administrative offices	Leased

Shandong, China	Regional sales and administrative offices	Owned by Shandong Sinobrom, a joint venture in which we own a 75% interest and Weifang Rui Yin Investment Management and Consultancy Co. Ltd. owns a 25% interest

Singapore	Regional sales and administrative offices	Leased

South Haven, Michigan	Production of custom fine chemistry products including pharmaceutical actives	Owned

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Tokyo, Japan	Regional sales and administrative offices	Leased

Tokyo, Japan	Administrative offices	Leased by Nippon Ketjen Co., Ltd., a joint venture 50% owned by each of Sumitomo Metal Mining Co. Ltd. and us

Tokyo, Japan	Regional sales and administrative offices	Leased by Nippon Aluminum Alkyls, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Yeosu, South Korea	Research and product development activities/small scale production of catalysts and catalyst components	Owned

Item 3.	Legal Proceedings.

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

Albemarle Corporation and Subsidiaries

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks.

Item 4.	(Removed and Reserved).

Executive Officers of the Registrant.

The names, ages and biographies of our executive officers and certain other officers as of February 25, 2011 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 11, 2011).

Name	Age	Position

Mark C. Rohr	59	Chairman of the Board and Chief Executive Officer

Luther C. Kissam, IV	46	President

John M. Steitz	52	Executive Vice President and Chief Operating Officer

Karen G. Narwold	51	Senior Vice President, General Counsel and Corporate Secretary

Scott A. Tozier	45	Senior Vice President, Chief Financial Officer

William B. Allen, Jr.	46	Vice President, Corporate Controller and Chief Accounting Officer

David W. Clary	51	Vice President, Chief Sustainability Officer

Nicole C. Daniel	42	Vice President, Deputy General Counsel and Chief Compliance Officer

Richard G. Fishman	58	Vice President, Treasurer and Chief Tax Counsel

Ronald R. Gardner	59	Vice President, Fine Chemistry

Matthew K. Juneau	50	Vice President, Global Sales and Services

John J. Nicols	46	Vice President, Catalysts

Anthony S. Parnell	51	Vice President, Polymer Solutions

Darian K. Rich	50	Vice President, Human Resources

Milan R. Shah	35	Vice President, Business Development

Ronald C. Zumstein	49	Vice President, Manufacturing

Mark C. Rohr serves as our Chairman of the Board and Chief Executive Officer effective March 15, 2010. Mr. Rohr previously served as Chairman of the Board, President and Chief Executive Officer from August 1, 2008 to March 15, 2010; as President and Chief Executive Officer from October 1, 2002 through July 31, 2008 and as President and Chief Operating Officer from January 1, 2000 through September 30, 2002. Mr. Rohr also served as Executive Vice President, Operations from March 22, 1999 through December 31, 1999. Before joining the Company, Mr. Rohr served as Senior Vice President, Specialty Chemicals of Occidental Chemical Corporation (chemical manufacturer with interests in basic chemicals, vinyls, petrochemicals and specialty products and subsidiary of Occidental Petroleum Corporation). Mr. Rohr currently serves as a director on the Boards of Directors of Celanese Corporation and Ashland Inc.

Luther C. Kissam, IV was elected as our President on March 15, 2010. Previously, Mr. Kissam served as Executive Vice President, Manufacturing and Law and Secretary from May 2009 until March 15, 2010, and as Senior Vice President, Manufacturing and Law, and Corporate Secretary from January 8, 2008 until May 2009. Mr. Kissam joined us in September 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 16, 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

Albemarle Corporation and Subsidiaries

John M. Steitz was appointed as our Executive Vice President and Chief Operating Officer effective April 11, 2007. Mr. Steitz served as Senior Vice President, Business Operations since January 1, 2004 and as Vice President, Business Operations from October 2002 until January 2004. From July 2000 until October 2002, Mr. Steitz served as Vice President, Fine Chemistry on a global basis. Before joining us, he was Vice President and General Manager, Pharmaceutical Chemicals of Mallinckrodt, Incorporated (global provider of specialty healthcare products in the areas of diagnostic imaging, respiratory care and pain relief, and business unit of Tyco Healthcare) for 22 years. Mr. Steitz currently serves as a director on the Board of Directors of Innophos Holdings Inc.

Karen G. Narwold joined us on September 15, 2010, as Senior Vice President and General Counsel of Albemarle. Ms. Narwold also serves as our Corporate Secretary. Ms. Narwold has over 20 years of legal, management and business experience with global industrial and chemical companies. After 5 years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Most recently, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies.

Scott A. Tozier was elected as our Senior Vice President and Chief Financial Officer effective January 31, 2011. Mr. Tozier has over 20 years of diversified international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc.

William B. Allen, Jr. was elected as our Chief Accounting Officer on August 12, 2010 following his previous appointment as Vice President and Corporate Controller on May 13, 2009. Mr. Allen had previously served as our Chief Financial Officer for our Catalysts and Fine Chemistry divisions from January 2006 until April 2009 and Corporate Controller from September 2003 until December 2005. Mr. Allen has held various other financial positions of increasing responsibility since joining us in May of 1994, including Director of Corporate Financial Planning and Analysis from July 2002 until September 2003 and Director of Finance for our European operations from April 1997 until June 2002.

David W. Clary was elected Vice President and Chief Sustainability Officer effective July 1, 2008. Dr. Clary previously served as Division Vice President of our Fine Chemistry Services and Intermediates business from January 1, 2006 until July 2008. Since joining the Company and Ethyl Corporation in 1985, Dr. Clary served as Director of Fine Chemistry Research and Development, and in other positions in research and development, manufacturing, and business management.

Nicole C. Daniel serves as Vice President, Deputy General Counsel and Chief Compliance Officer. Ms. Daniel has also held the positions of Assistant Corporate Secretary, Corporate Secretary and Director, Investor Relations at Albemarle. Ms. Daniel joined Albemarle in November 2002 as Associate Counsel. In March 2010, Ms. Daniel assumed the role of Chief Compliance Officer, where she oversees the Company’s global corporate compliance initiatives.

Richard G. Fishman was elected Vice President, Treasurer and Chief Tax Counsel effective February 18, 2009. He also served as the Company’s Interim Chief Financial Officer from August 30, 2010 until January 30, 2011. Mr. Fishman joined us on May 22, 2006 and previously served as our Vice President Tax and Chief Tax Counsel. Before joining us, he served nearly 18 years with Honeywell International Inc. in various tax positions, most recently as Director of International Taxation & Associate General Tax Counsel.

Ronald R. Gardner was elected Vice President, Fine Chemistry effective January 1, 2007. Mr. Gardner had previously served as Divisional Vice President, Performance Chemicals since 2002, and was Business Director, Bromine and Derivatives including Jordan Bromine start up and integration since 2001. Previously, he worked in research and development, manufacturing, international distribution, project management, and international business management (including a five-year assignment in Europe) since joining the Company and Ethyl Corporation in May 1973.

Matthew K. Juneau was elected Vice President, Global Sales and Service on May 13, 2009. Mr. Juneau previously held the position of Division Vice President of our performance chemicals business in the Fine Chemistry division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.

John J. Nicols joined the Company and Ethyl Corporation in February 1990 and served as our Vice President, Fine Chemistry from June 2002 until January 1, 2007 when he was elected Vice President, Catalysts. Previously, Mr. Nicols ran our Global Flame

Albemarle Corporation and Subsidiaries

Retardants business from February 1999 through June 2002. Additionally, Mr. Nicols led our Bromine Businesses in Asia from Tokyo, Japan from 1995 through 1998. Before joining us, Mr. Nicols worked for three years in manufacturing and research and development for Hercules, Inc. (specialty chemicals).

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

Ronald C. Zumstein was elected Vice President of Manufacturing on March 15, 2010 after having previously served as Vice President, Manufacturing Operations effective March 31, 2008. Dr. Zumstein previously served as our Vice President of Health, Safety and Environment and Vice President of Manufacturing for our Polymer Solutions division. Dr. Zumstein previously held various positions of increasing responsibility since joining the Company and Ethyl Corporation in 1987, including serving as Plant Manager at several of our U.S. manufacturing locations.

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

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2009
First Quarter	$24.96	$15.54	$0.125
Second Quarter	$30.00	$20.99	$0.125
Third Quarter	$35.40	$23.31	$0.125
Fourth Quarter	$37.62	$31.00	$0.125

2010
First Quarter	$43.80	$34.49	$0.14
Second Quarter	$46.97	$38.21	$0.14
Third Quarter	$47.15	$38.47	$0.14
Fourth Quarter	$57.34	$46.16	$0.14

There were 91,593,984 shares of common stock held by 3,555 shareholders of record as of December 31, 2010. On February 16, 2011, we declared a dividend of $0.165 per share of common stock, payable April 1, 2011.

Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase of five million shares authorized for repurchase under our stock repurchase plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase. We did not repurchase any shares of our common stock during the three-month period ended December 31, 2010.

Albemarle Corporation and Subsidiaries

The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2004 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6.	Selected Financial Data.

The information for the five years ended December 31, 2010, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance, therefore, that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	deterioration in economic and business conditions;

•	future financial and operating performance of our major customers and industries served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

Albemarle Corporation and Subsidiaries

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our inability to pass through increases;

•	performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and increased government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political unrest or instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

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

For further discussion regarding the Company’s business risks, see also Item 1A. Risk Factors.

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The following is a discussion and analysis of results of operations for the years ended December 31, 2010, 2009 and 2008. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 42.

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

Albemarle Corporation and Subsidiaries

efforts, on-going productivity improvements and strong balance sheet position us well to take advantage of strengthening economic conditions while softening the negative impact of any temporary disruption in the economy.

2010 Highlights

•

Selection as one of Corporate Responsibility Magazine’s 100 Best Corporate Citizens. In first quarter 2010, we were selected as one of Corporate Responsibility Magazine’s 100 Best Corporate Citizens for 2010. The companies listed in the 100 Best Corporate Citizens List are ranked based on scores in seven different categories including environment, climate change, human rights, philanthropy, employee relations and governance.

•

Opening of our Budapest Shared Services Center. On June 1, 2010, we announced the opening of our global shared services center in Budapest, Hungary. Known as Albemarle’s Center of Excellence (ACE), the facility was developed as part of the company’s “Project One Albemarle” initiative designed to standardize and streamline the company’s global processes, the result of which will be one automated, scalable global platform for Albemarle’s business which should improve productivity and better support the company’s long-term growth.

•

Capital investment in South Korea. On September 13, 2010, we announced the purchase of certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and TMG manufacturing site. The site will effectively mirror Albemarle’s world scale metallocene polyolefin catalyst and TMG capabilities located in Baton Rouge, Louisiana.

•

Breakthrough in Curatives technology. On September 21, 2010, we announced the commercialization of ETHACURE(R) 90, a new polymer chain extender that greatly improves the processing capability of polyurea and polyurethane spray elastomer coating systems used in applications such as truck bed liners, concrete and steel coatings, potable water systems and industrial coatings. ETHACURE(R) 90 is a unique, new aliphatic diamine chain extender for aliphatic and aromatic formulations in sprayed and hand-applied coatings. Its low reactivity and highly compatible diamine chemistry provides formulators with improved cure-rate control in a wide range of aliphatic and aromatic systems.

•

Planned Construction of World Scale HPC plant in Brazil. On December 6, 2010, we announced that we had signed a memorandum of understanding to build a world scale HPC production plant on the site of our existing joint venture Fábrica Carioca de Catalisadores SA (FCC SA) in Santa Cruz, Brazil with Petrobras. The new facility will complement existing production of FCC catalysts. We are also further enhancing our partnership with Petrobras by engaging in a joint technical cooperation aimed at the further development of advanced HPC products, mirroring our very successful existing cooperation in the area of FCC catalysts.

•

Completion of Senior Notes Offering. We announced on December 10, 2010 the completion of our $350 million senior notes offering. The offering included $350 million in aggregate principal amount of 10-year senior unsecured notes with an annual coupon rate of 4.50 percent. The net proceeds of the offering were used for repayment of outstanding borrowings under the company’s revolving credit facility, funding voluntary pension contributions and for other general corporate purposes.

•

Operating Results. In 2010, we achieved annual earnings of $323.7 million, up 81% over 2009. These solid operating results contributed to strong cash flows from operations in the amount of $331.3 million for 2010.

•

Increased Dividends. We increased our dividend for the 16th consecutive year, ending the year at an annual dividend rate of $0.56 per share. Also, on February 16, 2011, we increased our quarterly dividend by 18% to $0.165 per share, payable on April 1, 2011.

Outlook

We continue to see encouraging signs in the global markets that we serve with strong demand contributing to an already tight supply situation for many of our products. Our businesses are well positioned to capitalize on opportunities in both recovering markets and emerging markets that bring new demand. We continue to monitor key economic indicators and work to manage potential headwinds such as increased raw material and energy costs, pensions and other personnel costs. We ended 2010 with strong earnings, and we expect the same fundamentals that drove our 2010 performance to remain in place and position us to deliver solid earnings growth in 2011.

Polymer Solutions: We expect continued demand strength in consumer electronics, automotive and commercial construction to drive volume improvements in our fire safety business in 2011. Improving global standards of living, coupled with the potential for

Albemarle Corporation and Subsidiaries

increasingly stringent fire-safety regulations and global climate initiatives should drive continued long-term demand for fire safety products.

Our presence in China should continue to grow with the newly added capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site, scheduled for expansion in 2011, is well positioned to serve the Asia Pacific construction and electronics markets.

GreenarmorTM, the first EarthwiseTM product from our Polymer Solutions segment, is expected to be commercially available in 2011. The EarthwiseTM portfolio is expected to grow to include products from other business units and segments of Albemarle.

Successful implementation of pricing initiatives is expected to help offset raw material inflation and fund further investment in new products and technologies.

Catalysts: We expect increased volumes and stable pricing to drive growth in our Catalysts segment during 2011. Increased global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalyst business. We expect growth in our polyolefin catalysts division to come from growing global demand for specialty plastics, particularly in Asia and the Middle East. Our FCC refinery catalysts business has seen significant price increases in rare earth materials due to recent Chinese export quotas. We have taken appropriate steps to maintain sufficient security of supply for the foreseeable future, as well as implemented cost pass-through mechanisms that will help sustain current profitability levels for this business as we enter into 2011.

New market penetrations and introduction of innovative cost-effective Catalysts products for the refining and polyolefins industries are expected to contribute to the segment’s strong performance in 2011. We believe our focus on advanced product development in Catalysts is achieving commercial success. We have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned which enables us to continue to bring innovative technologies to the market. Additionally, we expect to continue exploring new alternative fuel opportunities by partnering with leading renewable fuels technology developers who can benefit from Albemarle’s catalysis expertise.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us to lead in the key Middle East developing region and the fast growing Middle East polyolefins market. Construction at our recently acquired Yeosu, South Korea site is progressing well. Existing assets allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin and high brightness LED regional markets. Intermediate commercial operations at the site are expected to begin in mid-2011, with the commercial facility being fully operational in 2012, to meet regional growth in metallocene polyolefins TMG markets for high brightness LED.

Fine Chemistry: Our Fine Chemistry segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we expect strong growth in 2011 as demand across our bromine franchise continues to expand, new applications widen the breadth of use of our bromine and bromine derivatives and global supply remains tight. Our completion fluids business has started to regain traction and we expect this trend to continue throughout 2011 as global drilling activity increases to satisfy higher fuel demand. Additionally, we are encouraged by long-term drivers in the U.S. and China for our mercury control business. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in the U.S. and China and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard. We expect to sustain the healthy margins achieved as we closed out 2010 with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business. We expect favorable fixed cost absorption and continued high levels of operation of our bromine assets in 2011.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand, and global supply remains tight. We are positioned to expand capacity as needed at our low-cost production facilities.

Our fine chemistry services product pipeline is strong and opportunities are expanding. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the

Albemarle Corporation and Subsidiaries

ST-246 smallpox drug. Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiency while monitoring headwinds from pensions and employee benefit costs. In addition, we will continue to focus on tax efficiencies; however, incremental income is more likely to be earned in locales with higher incremental rates than was the case in 2010. We believe our global effective tax rate for 2011 should be approximately 25%, but will vary based on the locales in which income is actually earned. We increased our quarterly dividend payout in the first quarter of 2011 to 16.5 cents per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2011 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint.

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

Selected Financial Data	Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In thousands, except percentages and per share amounts)
NET SALES	$2,362,764	$2,005,394	$2,467,115	18%	(19)%
Cost of goods sold	1,616,842	1,521,532	1,859,441	6%	(18)%

GROSS PROFIT	745,922	483,862	607,674	54%	(20)%
GROSS PROFIT MARGIN	31.6%	24.1%	24.6%

Selling, general and administrative expenses	265,722	212,628	255,132	25%	(17)%
Research and development expenses	58,394	60,918	67,292	(4)%	(9)%
Restructuring and other charges	6,958	11,643	25,789	(40)%	(55)%
Port de Bouc facility disposition charges	—	12,393	38,544	*	(68)%

OPERATING PROFIT	414,848	186,280	220,917	123%	(16)%
OPERATING PROFIT MARGIN	17.6%	9.3%	9.0%
Interest and financing expenses	(25,533)	(24,584)	(38,175)	4%	(36)%
Other income (expenses), net	2,788	(1,423)	601	296%	(337)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	392,103	160,273	183,343	145%	(13)%
Income tax expense (benefit)	92,719	(7,028)	(6,539)	*	7%
Effective tax rate	23.6%	(4.4)%	(3.6)%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	299,384	167,301	189,882	79%	(12)%
Equity in net income of unconsolidated investments (net of tax)	37,975	22,322	23,126	70%	(3)%

NET INCOME	$337,359	$189,623	$213,008	78%	(11)%
Net income attributable to noncontrolling interests	(13,639)	(11,255)	(18,806)	21%	(40)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$323,720	$178,368	$194,202	81%	(8)%

PERCENTAGE OF NET SALES	13.7%	8.9%	7.9%

Basic earnings per share	$3.54	$1.95	$2.12	82%	(8)%

Diluted earnings per share	$3.51	$1.94	$2.09	81%	(7)%

* Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2010 to 2009

Net Sales

For the year ended December 31, 2010, we reported net sales of $2.36 billion, which was an 18% increase compared to net sales of $2.01 billion for the year ended December 31, 2009. This increase was due primarily to an increase in volumes in all segments which benefited from the global economic recovery as well as favorable price/mix, partly offset by unfavorable foreign exchange impacts (mainly the weaker Euro). Volumes and price/mix had a positive impact on sales of 17% and 2% respectively, partly offset by unfavorable foreign exchange impacts of 1%.

Polymer Solutions net sales increased $206.5 million, or 30%, for the year ended December 31, 2010 versus the year ended December 31, 2009. This increase was mainly due to the impact of higher volumes of 25% and favorable pricing/mix of 6%, offset in part by unfavorable foreign exchange of 1%. Catalysts net sales for the year 2010 increased $81.9 million, or 10%, compared to 2009 due mainly to higher volumes. Fine Chemistry net sales increased $68.9 million, or 14%, for the year ended December 31, 2010 compared to last year mainly due to the impact of higher volumes of 17%, partly offset by unfavorable price/mix impacts of 2% and unfavorable foreign exchange impacts of 1%. For a detailed discussion of revenues and segment income for each segment see “Segment Information Overview” below.

Gross Profit

For the year ended December 31, 2010, our gross profit increased $262.1 million, or 54%, from the corresponding 2009 period, due mainly to sales volume improvements, favorable production rate impacts on cost in our bromine franchise and improved realization of metals costs in HPC refinery catalysts. We operated our manufacturing facilities at higher rates in 2010 than prior year to meet current sales demands, contributing to favorable profit effects from higher fixed cost absorption with only minor offsetting increases in manufacturing spending due to the increased production levels. These key factors contributed to overall improvement in our gross profit margin for the year ended December 31, 2010 to 31.6%, up from 24.1% for the year 2009.

Selling, General and Administrative Expenses

For the year ended December 31, 2010, our selling, general and administrative (SG&A) expenses increased $53.1 million, or 25%, from the year ended December 31, 2009. This increase was primarily due to higher employee related expenses during 2010 versus the corresponding period in 2009. Also, SG&A expenses for 2009 included adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 11.2% for the year ended December 31, 2010 as compared to 10.6% for the corresponding period in 2009.

Research and Development Expenses

For the year ended December 31, 2010, our research and development (R&D) expenses decreased $2.5 million, or 4%, from the year ended December 31, 2009. This decrease was primarily due to reductions in discretionary spending partly offset with continuing investment in the technologies supporting our growth programs across our segments. As a percentage of net sales, R&D expenses were 2.5% for the year ended December 31, 2010 in comparison to 3.0% for the corresponding period in 2009.

Restructuring and Other Charges

The year ended December 31, 2010 included first quarter 2010 charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related principally to planned reductions in force at our Bergheim, Germany site. The year ended December 31, 2009 includes $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs related principally to planned reductions in force and to the write-off of certain assets at our Arkansas facility. The programs associated with these charges have and will continue to yield favorable impacts in our reported operating costs in future reporting periods. We have and will continue to fund the majority of the obligations associated with these programs with cash flow generated from operating activities.

Port de Bouc Facility Disposition Charges

The year ended December 31, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of a final contract settlement arising from the 2008 divestiture of the Port de Bouc, France facility. Monetary obligations associated with these charges were substantially settled in 2009.

Interest and Financing Expenses

Interest and financing expenses for the year ended December 31, 2010 were $25.5 million, comparable with the corresponding 2009 period amount of $24.6 million.

Albemarle Corporation and Subsidiaries

Other Income (Expenses), Net

Other income (expenses), net for the year ended December 31, 2010 was favorable $4.2 million compared to 2009 due primarily to higher net foreign currency exchange gains and other miscellaneous items in the current year, offset in part by lower interest income.

Income Tax Expense (Benefit)

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2010, our effective income tax rate was 23.6% compared to (4.4)% for 2009. The 2009 period was impacted by $22.8 million in tax benefits comprised mainly from the settlement of the Internal Revenue Service, or IRS, tax audits for the tax years 2005 through 2007.

The significant differences between the U.S. federal statutory income tax rate on pretax income and the effective income tax rate for 2010 and 2009, respectively, are as follows:

	% of Income Before Income Taxes
	2010	2009
Federal statutory rate	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.1
Change in valuation allowance	(0.4)	(0.9)
Impact of foreign earnings, net	(9.4)	(22.6)
Effect of net income attributable to noncontrolling interests	—	(0.8)
Effect of completing domestic audits	—	5.7
Depletion	(1.0)	(1.7)
Revaluation of unrecognized tax benefits/reserve requirements	0.1	(19.7)
Manufacturing tax deduction	(1.6)	—
Other items, net	(0.4)	(0.5)

Effective income tax rate	23.6%	(4.4)%

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $38.0 million for the year ended December 31, 2010 compared to $22.3 million in 2009. This increase of $15.7 million was due primarily to higher overall equity earnings from our various Catalysts segment joint ventures, particularly in our Nippon Ketjen joint venture due mainly to favorable material input costs in the current year, our FCC SA joint venture due to lower variable input costs compared to the prior year, and the inclusion of the equity results of our Stannica LLC joint venture (which we deconsolidated on January 1, 2010). We also had higher equity earnings from our Magnifin joint venture in our Polymer Solutions segment due to increased demand in the automotive sector.

Net Income Attributable to Noncontrolling Interests

For the year ended December 31, 2010, net income attributable to noncontrolling interests was $13.6 million compared to $11.3 million in 2009. This increase was due primarily to $5.6 million in higher noncontrolling interest earnings of JBC as a result of improvements in bromine franchise sales volumes, offset in part by the impacts of the deconsolidation of our Stannica LLC joint venture, which reported $3.7 million in net income attributable to noncontrolling interests for the year ended December 31, 2009.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $323.7 million for the year ended December 31, 2010 from $178.4 million for the year ended December 31, 2009 primarily due to sales and production volume increases, favorable fixed cost absorption across our businesses, favorable metals cost realization in our HPC refinery catalysts business, favorable equity in net income of our unconsolidated investments, lower special items, lower R&D spending and favorable other income (expense), net. These favorable impacts were partially offset by higher SG&A costs, higher income taxes, higher net income attributable to noncontrolling interests and higher interest and financing expenses.

Segment Information Overview. We have identified three reportable segments in accordance with current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemistry segment is comprised of the

Albemarle Corporation and Subsidiaries

performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for special items), equity in net income of unconsolidated investments and net income attributable to noncontrolling interests. On January 1, 2010, we sold a 10% interest in our previously consolidated investment in Stannica LLC, resulting in a change in accounting for this subsidiary to the equity method. Effective June 30, 2008, we acquired the remaining 25% of the Jinhai antioxidants business joint ventures, thereby eliminating the related noncontrolling interest. Segment data includes intersegment transfers of raw materials at cost, foreign exchange transaction gains and losses and allocations for certain corporate costs.

	Year Ended December 31,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs 2009

Net sales:	(In thousands, except percentages)
Polymer Solutions	$903,745	38.2%	$697,206	34.8%	30%
Catalysts	890,007	37.7%	808,063	40.3%	10%
Fine Chemistry	569,012	24.1%	500,125	24.9%	14%

Total net sales	$2,362,764	100.0%	$2,005,394	100.0%	18%

Segment operating profit:
Polymer Solutions	$195,681	21.7%	$63,780	9.1%	207%
Catalysts	219,125	24.6%	129,691	16.0%	69%
Fine Chemistry	79,505	14.0%	52,589	10.5%	51%

Subtotal	494,311		246,060		101%

Equity in net income of unconsolidated investments:
Polymer Solutions	8,734		3,496		150%
Catalysts	29,648		18,934		57%
Fine Chemistry	—		—		—%
Corporate & other	(407)		(108)		277%

Total equity in net income of unconsolidated investments	37,975		22,322		70%

Net income attributable to noncontrolling interests:
Polymer Solutions	(6,154)		(5,886)		5%
Catalysts	—		—		—%
Fine Chemistry	(7,357)		(5,471)		34%
Corporate & other	(128)		102		225%

Total net income attributable to noncontrolling interests	(13,639)		(11,255)		21%

Segment income:
Polymer Solutions	198,261	21.9%	61,390	8.8%	223%
Catalysts	248,773	28.0%	148,625	18.4%	67%
Fine Chemistry	72,148	12.7%	47,118	9.4%	53%

Total segment income	519,182		257,133		102%

Corporate & other	(73,040)		(35,750)		104%
Restructuring and other charges	(6,958)		(11,643)		(40)%
Port de Bouc facility disposition charges	—		(12,393)		*
Interest and financing expenses	(25,533)		(24,584)		4%
Other income (expenses), net	2,788		(1,423)		296%
Income tax (expense) benefit	(92,719)		7,028		*

Net income attributable to Albemarle Corporation	$323,720		$178,368		81%

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

Albemarle Corporation and Subsidiaries

See below for a reconciliation of segment operating profit and segment income, the non-GAAP financial measures, to operating profit and net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Year Ended
	December 31,
	2010	2009
	(In thousands)
Total segment operating profit	$494,311	$246,060
Add (less):
Corporate & other(a)	(72,505)	(35,744)
Restructuring and other charges	(6,958)	(11,643)
Port de Bouc facility disposition charges	—	(12,393)

GAAP Operating profit	$414,848	$186,280

Total segment income	$519,182	$257,133
Add (less):
Corporate & other	(73,040)	(35,750)
Restructuring and other charges	(6,958)	(11,643)
Port de Bouc facility disposition charges	—	(12,393)
Interest and financing expenses	(25,533)	(24,584)
Other income (expense), net	2,788	(1,423)
Income tax (expense) benefit	(92,719)	7,028

GAAP Net income attributable to Albemarle Corporation	$323,720	$178,368

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $535 and $6 for the years ended December 31, 2010 and 2009, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the year ended December 31, 2010 were $903.7 million, up $206.5 million, or 30%, in comparison to the year ended December 31, 2009. This increase was mainly due to the impact of higher volumes of 25% (net of $42.9 million in unfavorable net sales impact from the January 1, 2010 Stannica LLC deconsolidation) and favorable price/mix impacts of 6%, offset in part by unfavorable foreign exchange impacts of 1% (mainly the weaker Euro). The increase in volumes, directly resulting from improved economic conditions over 2009, was primarily in our fire safety portfolio in the consumer electronics, automotive and construction sectors, while our stabilizers and curatives product lines also showed higher volumes in antioxidants and curatives. Segment income for the year ended December 31, 2010 was $198.3 million versus $61.4 million for 2009. The year-over-year improvement in operating performance was due mainly to the sales volume and price/mix improvements noted above, as well as higher production volumes which contributed to favorable fixed cost absorption. Also, Polymer Solutions segment income for 2010 benefited from higher equity in net income of $5.2 million from its unconsolidated investment Magnifin due to increased demand in the automotive sector compared to the prior year, as well as the favorable impact of the January 1, 2010 deconsolidation of Stannica LLC (which reported $3.7 million in net income attributable to noncontrolling interests in the Polymer Solutions segment results during the year ended December 31, 2009). These favorable items were partially offset by $4.0 million in higher net income attributable to noncontrolling interests resulting from improved performance in our JBC joint venture.

Catalysts

Catalysts segment net sales for the year ended December 31, 2010 were $890.0 million, an increase of $81.9 million, or 10%, versus the year ended December 31, 2009. This increase was due mainly to higher volumes in refinery catalysts, particularly FCC refinery catalysts (due to higher refinery operating rates) and alternative fuels, as well as an increase in volumes in polyolefin catalysts arising from stronger customer demand over the challenged 2009 year. Catalysts segment income increased 67%, or $100.1 million, to $248.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was mainly in our HPC business due mainly to improved realization of metals cost pass-through impacts year-over-year, as well as favorable sales

Albemarle Corporation and Subsidiaries

and production volumes in FCC refinery catalysts and alternative fuels, and favorable volumes in polyolefin catalysts. Catalysts segment income for the year ended December 31, 2010 also benefited $10.7 million from higher equity in net income from unconsolidated joint ventures, particularly in Nippon Ketjen due mainly to favorable material input costs versus the prior year, our FCC SA joint venture due to lower variable input costs and favorable equity results from our Stannica LLC joint venture investment (which we deconsolidated on January 1, 2010 and whose results were previously reported in the Polymer Solutions segment in prior years). These favorable impacts on segment income for Catalysts were offset in part by higher SG&A/R&D spending of $10.5 million compared to the corresponding period in 2009.

Fine Chemistry

Fine Chemistry segment net sales for the year ended December 31, 2010 were $569.0 million, an increase of $68.9 million, or 14%, versus the year ended December 31, 2009, with higher volumes mainly in performance chemicals (resulting from overall improved customer demand) contributing 17% of the increase. These favorable volume impacts (net of $7.2 million in unfavorable sales impacts from the July 30, 2010 divestiture of our Teesport, UK site) were partly offset by unfavorable price/mix impacts of 2% and unfavorable foreign exchange impacts of 1% (mainly the weaker Euro). Fine Chemistry segment income for the year ended December 31, 2010 was $72.1 million, up $25.0 million, or 53%, from 2009. These improved results were due to higher sales and production volumes in the segment, mainly in performance chemicals, offset in part by higher SG&A/R&D spending of $6.4 million and $1.9 million in higher net income in noncontrolling interests resulting mainly from improved performance in our JBC joint venture.

Corporate and Other

For the year ended December 31, 2010, our Corporate and other expense was $73.0 million versus $35.8 million for the year ended December 31, 2009. This increase was primarily due to higher employee related costs. Also, the year ended December 31, 2009 included adjustments of $7.8 million associated with the reversal of certain long-term employee benefit accruals, reflected mainly in SG&A expenses.

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

Our Polymer Solutions segment’s net sales for 2009 decreased $218.3 million, or 24%, compared to 2008 primarily due to lower volumes of 19%, mix of 4%, and unfavorable foreign currency of 1%. Our Catalysts segment’s net sales decreased $115.7 million, or 13%, due mainly to an 8% decline in price/mix including metals pass through impacts, a 4% decrease in volume and a 1% decrease related to foreign currency. Our Fine Chemistry segment’s net sales decreased $127.7 million, or 20%, primarily due to lower volumes of 16%, unfavorable price/mix of 3%, and a decrease of 1% in foreign currency.

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

Selling, General and Administrative Expenses

For 2009, our SG&A expenses decreased $42.5 million, or 17%, from 2008. This decrease was primarily due to a reduction in personnel costs and discretionary spending resulting from our recent cost saving actions including first quarter 2009 adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 10.6% in 2009 versus 10.3% in 2008.

Research and Development Expenses

For 2009, R&D expenses decreased $6.4 million, or 9%, from 2008. This decrease was primarily due to reductions in personnel related costs and other discretionary spending offset with continuing investment in technologies supporting our growth programs across our segments. As a percentage of net sales, our R&D expenses were 3.0% and 2.7% in 2009 and 2008, respectively.

Albemarle Corporation and Subsidiaries

Port de Bouc Facility Disposition Charges

Our 2008 results included a charge of $38.5 million ($33.4 million after income taxes) related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge was principally due to the disposition of long-term assets of $22.6 million and other charges totaling $15.9 million. In 2009, we incurred $12.4 million in additional pre-tax charges ($8.2 million after income taxes) associated with the final contractual settlement of this disposition. Monetary obligations associated with these charges were substantially settled in 2009.

Restructuring and Other Charges

The year ended December 31, 2009 includes $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs related principally to planned reductions in force and to the write-off of certain assets at our Arkansas facility. Our 2008 results included a charge amounting to $25.8 million ($16.8 million after income taxes) related to restructuring activities, principally reductions in force at various locations across our operating segments. The programs associated with these charges have and will continue to yield favorable impacts in our reported operating costs. We have funded the majority of the obligations associated with these charges with cash flow from operations.

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

Income Tax (Benefit)

Our effective tax rate fluctuates based on, among other factors, where income is earned, the level of income relative to available tax credits and tax planning opportunities available to us. For 2009, our effective income tax rate was (4.4)% compared to (3.6)% for 2008. The effective tax rate for 2009 reflected $22.8 million in tax benefits arising mainly from the settlement of the Internal Revenue Service, or IRS, tax audits for the tax years 2005 through 2007. Excluding these tax benefits and other specials, the effective tax rate for 2009 was 13.0%. The 2008 period was impacted by a net $5.1 million benefit related to the divestiture of our Port de Bouc, France operations, a net $32.4 million benefit from the settlement of the IRS tax audits for the tax years 2000 through 2004, a tax reserve of $6.9 million due to changes in tax rules and $3.9 million in valuation allowances based upon an assessment of our ability to use certain net operating losses.

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

Albemarle Corporation and Subsidiaries

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $11.3 million in 2009 compared to $18.8 million in 2008. This decrease of $7.5 million was due primarily to lower earnings of Jordan Bromine Company Limited resulting from lower bromine volumes as well as lower earnings of Stannica LLC.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased 8% to $178.4 million in 2009 from $194.2 million in 2008 primarily due to volume declines, unfavorable fixed cost absorption across our businesses, and high cost metals impacts on HPC refinery catalysts. These impacts were partially offset by reduced fixed manufacturing and SG&A/R&D spending as a result of our recent cost saving actions, lower special items, a decline in interest and financing expenses and lower net income attributable to noncontrolling interests.

	Year Ended December 31,				Percentage Change
	2009	% of net sales	2008	% of net sales	2009 vs 2008

Net sales:	(In millions, except percentages)
Polymer Solutions	$697,206	34.8%	$915,515	37.1%	(24)%
Catalysts	808,063	40.3%	923,763	37.4%	(13)%
Fine Chemistry	500,125	24.9%	627,837	25.5%	(20)%

Total net sales	$2,005,394	100.0%	$2,467,115	100.0%	(19)%

Segment operating profit:
Polymer Solutions	$63,780	9.1%	$92,600	10.1%	(31)%
Catalysts	129,691	16.0%	142,715	15.4%	(9)%
Fine Chemistry	52,589	10.5%	99,895	15.9%	(47)%

Subtotal	246,060		335,210		(27)%

Equity in net income of unconsolidated investments:
Polymer Solutions	3,496		3,446		1%
Catalysts	18,934		19,881		(5)%
Fine Chemistry	—		—		—%
Corporate & other	(108)		(201)		(46)%

Total equity in net income of unconsolidated investments	22,322		23,126		(3)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(5,886)		(7,223)		(19)%
Catalysts	—		—		—%
Fine Chemistry	(5,471)		(11,422)		(52)%
Corporate & other	102		(161)		(163)%

Total net income attributable to noncontrolling interests	(11,255)		(18,806)		(40)%

Segment income:
Polymer Solutions	61,390	8.8%	88,823	9.7%	(31)%
Catalysts	148,625	18.4%	162,596	17.6%	(9)%
Fine Chemistry	47,118	9.4%	88,473	14.1%	(47)%

Total segment income	257,133		339,892		(24)%

Corporate & Other	(35,750)		(50,322)		(29)%
Restructuring and other charges	(11,643)		(25,789)		(55)%
Port de Bouc facility disposition charges	(12,393)		(38,544)		(68)%
Interest and financing expenses	(24,584)		(38,175)		(36)%
Other (expenses) income, net	(1,423)		601		(337)%
Income tax benefit	7,028		6,539		7%

Net income attributable to Albemarle Corporation	$178,368		$194,202		(8)%

* Percentage calculation is not meaningful.

Our segment information includes measures we refer to as “segment operating profit” and “segment income” which are financial measures that are not required by, or presented in accordance with GAAP. The Company has reported segment operating profit and

Albemarle Corporation and Subsidiaries

segment income because management believes that these financial measures provide transparency to investors and enable period-to-period comparability of financial performance. Segment operating profit and segment income should not be considered as an alternative to operating profit or net income attributable to Albemarle Corporation, respectively, as determined in accordance with GAAP.

See below for a reconciliation of segment operating profit and segment income, the non-GAAP financial measures, to operating profit and net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Year Ended
	December 31,
	2009	2008
	(In thousands)
Total segment operating profit	$246,060	$335,210
Add (less):
Corporate & other(a)	(35,744)	(49,960)
Restructuring and other charges	(11,643)	(25,789)
Port de Bouc facility disposition charges	(12,393)	(38,544)

GAAP Operating profit	$186,280	$220,917

Total segment income	$257,133	$339,892
Add (less):
Corporate & other	(35,750)	(50,322)
Restructuring and other charges	(11,643)	(25,789)
Port de Bouc facility disposition charges	(12,393)	(38,544)
Interest and financing expenses	(24,584)	(38,175)
Other (expenses) income, net	(1,423)	601
Income tax benefit	7,028	6,539

GAAP Net income attributable to Albemarle Corporation	$178,368	$194,202

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $6 and $362 for the years ended December 31, 2009 and 2008, respectively.

Polymer Solutions

Our Polymer Solutions segment recorded net sales for 2009 of $697.2 million, down $218.3 million, or 24%, versus 2008. This decline was primarily due to lower volumes of 19%, mix of 4%, and unfavorable foreign currency of 1% (mainly strengthening of the U.S. Dollar). The decrease in volumes was primarily in our flame retardants portfolio as a result of softness in the consumer electronics, automotive and construction sectors as well as unfavorable mix. The decrease was also attributable to volume declines in our stabilizers and curatives business due mainly to overall reduced demand in the antioxidants and special intermediates product sectors, as well as unfavorable mix impacts. Polymer Solutions segment income decreased by 31% to $61.4 million for 2009 as compared to 2008 due mainly to lower sales volumes as well as lower production volumes which contributed to unfavorable fixed cost absorption, unfavorable product mix in stabilizers and curatives, and impacts from foreign currency exchange rates due mainly to the stronger U.S. Dollar, partially offset by lower discretionary spending including $15.5 million in lower SG&A/R&D department spending for the segment in connection with our recent cost saving actions.

Catalysts

Our Catalysts segment recorded net sales for 2009 of $808.1 million, down $115.7 million, or 13%, versus 2008. This overall decrease was due mainly to an 8% overall decline in price/mix mainly from lower HPC metals price pass through impacts, offset in part by price/mix gains in FCC refinery catalysts. Also, volume decreases contributed 4% of the net sales decline in the segment, mainly in FCC refinery catalysts due to lower refinery operating rates. Unfavorable foreign currency impacts of 1% were attributable mainly to the strengthening of the U.S. Dollar. Segment income for Catalysts decreased $14.0 million or 9%, to $148.6 million due mainly to price/mix impacts mainly from unfavorable metals price pass through impacts on HPC refinery catalysts, partially offset by

Albemarle Corporation and Subsidiaries

lower discretionary spending, including $15.0 million in reduced spending for SG&A/R&D departmental costs for the Catalysts segment in connection with our recent cost reduction programs.

Fine Chemistry

Our Fine Chemistry segment recorded net sales for 2009 of $500.1 million, down $127.7 million, or 20%, versus 2008. Of this decrease, 16% was primarily due to lower volumes resulting from overall weak demand in our bromine franchise and our fine chemistry services business, with both businesses directly affected by the global economic downturn seen in 2009. Also, unfavorable price/mix impacts of 3% affected 2009 segment net sales as well as impacts of unfavorable foreign currency exchange rates of 1%, mainly due to the stronger U.S. Dollar. Fine Chemistry segment income for 2009 was $47.1 million, down $41.4 million, or 47%, compared to 2008 due mainly to lower sales volumes and reduced production volumes which also contributed to unfavorable fixed cost absorption. These unfavorable items were partially offset by lower discretionary spending in the segment, including $5.1 million in lower SG&A/R&D department spending in connection with our recent cost reduction programs.

Corporate and Other

For 2009, our Corporate and other expenses decreased $14.6 million, or 29%, to $35.7 million from 2008. This decrease was primarily due to first quarter 2009 adjustments of $7.8 million associated with the reversal of certain long-term employee benefit accruals, of which $7.0 million is included in “Selling, general and administrative expenses” in our consolidated statement of income, as well as other reductions in discretionary spending. Total year 2009 corporate selling, general, and administrative/R&D spending was favorable versus the corresponding 2008 period by $13.3 million based on lower employee related expenses and other discretionary spending savings as a result of our cost reduction efforts.

Summary of Critical Accounting Policies and Estimates

Estimates, Assumptions and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be critical in the preparation of our financial statements.

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

Albemarle Corporation and Subsidiaries

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance which requires goodwill and indefinite-lived intangible assets to not be amortized.

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

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 10, “Goodwill and Other Intangibles” to our consolidated financial statements included in Item 8 beginning on page 47.

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

During 2010, we made changes to the assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase for salary-related plans, and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rates for the U.S. plans, we establish a range of reasonable rates based on methods developed by subject matter experts that reflect current market conditions. For 2010, we relied on methods developed by Citigroup, AonHewitt, and Milliman to establish a range of acceptable discount rates based on authoritative accounting guidance. These methods calculate discount rates based on high-quality bond data and the projected plan cash flows. We believe our selected discount rates accurately reflect market conditions as of the December 31, 2010 measurement date.

In selecting the discount rates for the foreign plans, we relied on AonHewitt methods, including the AonHewitt Top-Quartile and a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing Aa-graded corporate bonds in the Euro zone without special features or options, which could affect the duration. In some countries, the yield curve is based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

At December 31, 2010, the weighted-average discount rate was reduced for the pension plans from 5.77% to 5.40% and for the other postretirement plans from 5.70% to 5.30% to reflect market conditions as of the December 31, 2010 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. For the year 2010, the weighted-average expected rate of return on domestic pension plan assets was 8.25%, compared to 8.75% for 2009. There has been

Albemarle Corporation and Subsidiaries

no change to the assumed rate of return on U.S. pension plan assets effective January 1, 2011. Also, there was no change in the weighted-average expected 7.0% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2010, the assumed weighted-average rate of compensation increase changed to 3.93% from 3.90% for the pension plans. The assumed weighted-average rate of compensation increase remained unchanged at 4.0% for the other postretirement plans at December 31, 2010.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2010, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees remained unchanged. For 2011, the assumed trend rate for pre-65 coverage is 7.5% per year, decreasing to an ultimate rate of 5.0% in the year 2019. The 2011 assumed trend rate for post-65 coverage is 12.0% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

A 1% increase or decrease in the U.S. health care cost trend rate would not have a material effect on the benefit obligation and service and interest benefit cost components.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(63,231)	$(11,152)	$77,401	$11,442
Other postretirement benefits	$(5,936)	$(800)	$7,064	$1,000
Expected return on plan assets:
Pension	*	$(6,202)	*	$6,202
Other postretirement benefits	*	$(60)	*	$60
Rate of increase (decrease) in per capita cost of covered health care benefits	$—	$—	$—	$—

*	Not applicable.

Of the $515.0 million total pension and postretirement assets at December 31, 2010, $69.4 million, or 13.5%, are measured using significant unobservable inputs (Level 3). Gains (losses) attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 17, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Item 8 beginning on page 47.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008 since the IRS has completed a review of our income tax returns through 2007, or for any U.S. state income tax audit prior to 2001.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. During 2010, we completed a tax audit for one of our Belgian companies for the 2007 tax year. During 2009, we completed the tax audits for the following tax jurisdictions and respective tax years: Belgium, 2007 and 2008 for one Belgian entity, and Germany, 2002 through 2005. No significant tax was assessed as a result of these audits. We were informed in February 2011 that the Belgian tax authorities would commence an audit of one of our Belgian companies for 2009.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.8 million as a result of closure of tax statutes.

We have designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

Stock-based Compensation Expense

The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

We have a dedicated SOX 404 team to facilitate ongoing internal control testing, provide direction to the business groups and corporate staff in their control processes and assist in the overall assessment of internal control over financial reporting. Status and updates are provided to executive management and our Audit Committee of our Board of Directors on an ongoing basis. We also retain accounting firms other than our independent registered public accounting firm to assist us in our compliance with SOX 404.

Albemarle Corporation and Subsidiaries

Our SOX 404 effort involves many of our employees around the world, including participation by our business and functional groups. We view our ongoing evaluation of our internal control over financial reporting as more than a regulatory exercise—it provides us an opportunity to continually assess our financial control environment and make us a more effective company.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Also, in 2010 we made $80.1 million in total contributions to our defined benefit pension and postretirement plans, and we made approximately $40.0 million in total contributions to these plans in each of 2009 and 2008. Historically, cash to fund the needs of our business has been principally provided by funds from operations, debt financing and equity issuances.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our March 2007 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash and cash equivalents increased by $220.9 million to $529.7 million at December 31, 2010 as compared to our ending balance at December 31, 2009 of $308.8 million. Our cash flows from operations provided $331.3 million, $358.5 million and $327.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The decrease in cash flows from operations in 2010 versus 2009 of $27.2 million was primarily due to an increase in working capital (mainly inventories and accounts receivable in connection with the global economic recovery) and pension contributions, offset in part by the strong increase in profitability of our businesses. The increase of $31.3 million in operating cash flows for 2009 compared to 2008 was due primarily to working capital reduction programs put in place during the 2009 economic downturn, partially offset by corresponding decreases in profitability.

In 2010, our operating cash flows funded capital expenditures for plant machinery and equipment of $75.5 million, dividends to shareholders of $49.6 million, repurchases of common stock of $14.9 million and normal debt repayments during the year. Additionally, our cash balances in 2010 were unfavorably impacted $12.6 million as a result of the January 1, 2010 deconsolidation of our Stannica LLC joint venture. Further, we raised approximately $473 million in borrowings in 2010, including $346.9 million in net proceeds from our 4.5% senior notes offering in December 2010. In the fourth quarter 2010, we used the collective proceeds of these borrowings to pay down $308.0 million in outstanding borrowings on our March 2007 credit agreement, fund a contribution of $50.0 million to our domestic qualified pension plans and for other general corporate purposes. In January 2011, we funded another contribution of $50.0 million to our domestic qualified pension plans from the proceeds of these borrowings.

Our cash flows from operations in 2009 were used mainly for funding capital expenditures of $100.8 million for plant machinery and equipment, $120.0 million in net repayments of debt, $44.4 million in dividends to shareholders and $16.4 million in obligations arising from the 2008 Port de Bouc facility divestiture. For the year 2008, our cash flows from operating activities funded investing activities of $163.7 million, which consisted principally of capital expenditures for plant machinery and equipment and acquisitions. Our remaining operating cash flows in 2008 were combined with net proceeds from borrowings of $207.1 million to repurchase $169.0 million of our common stock, dividends to shareholders totaling $42.3 million and for other corporate uses.

Net current assets increased $305.2 million to $984.0 million at December 31, 2010 from $678.8 million at December 31, 2009. The increase in net current assets was due primarily to increases in cash and cash equivalents, accounts receivable, inventory and a decrease in the current portion of long-term debt, partially offset by increases in income taxes payable and accrued expenses.

Capital expenditures were $75.5 million, $100.8 million and $99.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, and were incurred mainly for plant machinery and equipment. We expect our capital expenditures to be approximately $150 million in 2011 for capacity increase, cost reduction, and continuity of operations projects.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of the recent economic downturn seen in 2009, we are confident that as we enter into 2011 we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our March 2007 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Albemarle Corporation and Subsidiaries

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015 and $350.0 million of 4.50% senior notes due in 2020, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the Treasury Rate (as defined in the indenture governing the senior notes) plus 15 basis points for the senior notes maturing in 2015 and 25 basis points for the senior notes maturing in 2020, plus, in each case, accrued interest thereon to the date of redemption. However, the 2020 senior notes are redeemable as a whole or in part, at our option, at any time on or after three months prior to the maturity date, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. Holders of the 2020 senior notes may require us to purchase such notes at 101% upon a Change of Control Triggering Event, as defined in the related indenture agreement.

The principal amount of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of December 31, 2010, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit upon additional loan commitments by our existing and/or additional lenders. The total spread and fees can range from 0.32% to 0.675% over the London Inter-Bank Offered Rate, or LIBOR, applicable to the currency of the borrowing and are based on our credit rating as determined by the major rating agencies. There were no borrowings outstanding under the March 2007 credit agreement at December 31, 2010. Borrowings under the March 2007 credit agreement bear interest at a variable rate, which was a weighted average of 0.61% during the three-month period ended December 31, 2010.

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

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of December 31, 2010, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $851.9 million at December 31, 2010, compared to $776.4 million at December 31, 2009. At December 31, 2010, we had the ability to borrow an additional $675.0 million under our March 2007 credit agreement and $116.3 million under other existing lines of credit. We have the ability to refinance our borrowings under these credit lines under our March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $34.2 million at December 31, 2010. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Other Obligations

The following table summarizes our projected contractual obligations for plant construction, purchases of equipment, various take or pay and throughput agreements and obligations under our existing credit agreements based on projected borrowings (in thousands):

	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$5,123	$10,659	$153,357	$6,009	$327,066	$356,087
Capital lease obligation	3,860	2,013	—	—	—	—
Expected interest payments on long-term debt obligations*	36,940	36,777	33,870	32,653	18,558	78,072
Operating lease obligations (rental)	8,676	6,143	3,963	2,833	2,341	12,159
Take or pay / throughput agreements**	36,868	11,276	10,612	9,043	8,131	7,690
Letters of credit and guarantees	19,803	1,807	7,004	—	—	5,621
Capital projects	30,847	722	—	—	—	—

Total	$142,117	$69,397	$208,806	$50,538	$356,096	$459,629

*	These amounts are based on a weighted-average interest rate of 5.1% for the 2015 senior notes, 4.5% for the 2020 senior notes, and 4.6% for our remaining long-term debt obligations and capital lease for 2011. The weighted average rate for years 2012 and thereafter is 5.1% for the 2015 senior notes, 4.5% for the 2020 senior notes and 5.5% for our remaining long-term debt obligations and capital lease. Interest payments on our variable-rate foreign bank loans are calculated through March 2013 when our credit agreement expires.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We have determined that the expected 2011 contributions to our domestic and foreign qualified and nonqualified pension plans should approximate $54.6 million. We may choose to make additional pension contributions in excess of this amount. We have made $76.8 million in contributions to our qualified and nonqualified pension plans during the year ended December 31, 2010.

The liability related to uncertain tax positions, including interest and penalties, recorded in “Other Noncurrent Liabilities” totaled $21.9 million and $22.3 million at December 31, 2010 and 2009, respectively. Related assets for corresponding offsetting benefits recorded in “Other Assets” totaled $12.3 million and $14.9 million at December 31, 2010 and 2009, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided by operating activities and borrowing capacity under our March 2007 credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, make pension contributions and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, renew their extensions of credit or provide new financing. While the corporate bond market remains strong, availability of bank debt is far more limited than prior to the market disruptions of 2008 and 2009, which severely impacted many financial institutions. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At December 31, 2010, we had the ability to borrow in excess of $791.3 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2013, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $529.7 million as of December 31, 2010, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Albemarle Corporation and Subsidiaries

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

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a PRP, and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in cases in which we may have liability as a PRP, our liability for our share of cleanup is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not be material to our operations.

Our environmental and safety operating costs charged to expense were $34.8 million, $36.3 million and $41.6 million in 2010, 2009 and 2008, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2010 totaled approximately $13.8 million, down $1.8 million from $15.6 million at December 31, 2009.

We believe that any sum we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. See also Item 3. “Legal Proceedings” on page 21.

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $7.8 million, $11.4 million and $21.4 million in 2010, 2009 and 2008, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance relating to separating consideration in multiple-deliverable revenue arrangements. Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than on a combined basis) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price. The guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect this new guidance to have a material effect on our consolidated financial statements.

In January 2010, new accounting guidance was issued by the FASB that requires additional disclosures about amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons therefore. Additionally, entities are now required to present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using significant unobservable (Level 3) inputs. The amendments also clarified that entities should provide fair value measurement disclosures for each class, or subset, of assets or liabilities within a line item in the statement of financial position, and entities should disclose information about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, whether recurring or nonrecurring. These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using Level 3 inputs, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of this guidance that became effective for us January 1, 2010 did not have a material effect on our consolidated financial statements. We are currently evaluating the potential impact of the provisions that will be effective for us January 1, 2011 but do not expect that they will have a material effect on our consolidated financial statements.

Albemarle Corporation and Subsidiaries

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary currencies to which we have foreign currency exchange rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Renminbi and the U.S. Dollar (in certain of our foreign locations). In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use from time to time of foreign currency forward contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.

The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income but do not have a significant impact on results of operations.

Our financial instruments, subject to foreign currency exchange risk, consist of foreign currency forward contracts and represented a net liability position of $4.9 million at December 31, 2010. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select exchange rates from their levels as of December 31, 2010, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of $16.4 million in the fair value of our hedging contracts. A 10% depreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of $11.3 million in the fair value of our hedging contracts. The sensitivity in fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2010, without reflecting the underlying monetary exposures the portfolio is hedging. The effects of exchange movements on those anticipated transactions would be expected to mitigate the impacts implied by our sensitivity analysis.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had outstanding variable interest rate borrowings of $149.5 million and $439.2 million at December 31, 2010 and 2009, respectively. These borrowings represented 17% and 54% of total outstanding debt and bore average interest rates of 2.25% and 0.83% at December 31, 2010 and 2009, respectively. A hypothetical 10% change (approximately 23 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of December 31, 2010. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs. The current credit spreads provided for under the March 2007 credit agreement, which were negotiated prior to the recent global recession, will likely not be obtainable in the event that we would need to refinance our credit facilities.

Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Historically, we have not used futures, options or swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements to provide long-term protection against changes in metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts. These contracts do not have a significant impact on our results of operations.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At December 31, 2010 and 2009, we had no natural gas hedge contracts outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MARK C. ROHR	/S/ SCOTT A. TOZIER

Mark C. Rohr	Scott A. Tozier
Chairman of the Board and Chief Executive Officer (principal executive officer)	Senior Vice President, Chief Financial Officer (principal financial officer)
February 25, 2011	February 25, 2011

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In 2009, the Company changed the manner in which it accounts for noncontrolling interests and earnings per share as discussed in Note 1, “Summary of Significant Accounting Policies” and Note 3 “Earnings Per Share,” respectively.

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

/S/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 25, 2011

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)

December 31	2010	2009

Assets
Current assets:
Cash and cash equivalents	$529,650	$308,791
Trade accounts receivable, less allowance for doubtful accounts (2010—$2,527; 2009—$2,254)	340,888	294,192
Other accounts receivable	33,772	35,023
Inventories:
Finished goods	279,365	241,127
Raw materials	66,645	62,991
Stores, supplies and other	43,200	43,388

	389,210	347,506
Other current assets	54,678	46,575

Total current assets	1,348,198	1,032,087

Property, plant and equipment, at cost	2,440,178	2,406,129
Less accumulated depreciation and amortization	1,433,865	1,379,246

Net property, plant and equipment	1,006,313	1,026,883

Investments	180,690	146,084
Other assets	125,878	123,259
Goodwill	272,238	292,721
Other intangibles, net of amortization	134,764	150,523

Total assets	$3,068,081	$2,771,557

Liabilities and Equity
Current liabilities:
Accounts payable	$175,183	$170,287
Current portion of long-term debt	8,983	36,310
Accrued expenses	143,684	133,268
Dividends payable	12,547	11,006
Income taxes payable	23,780	2,393

Total current liabilities	364,177	353,264

Long-term debt	851,927	776,403
Postretirement benefits	55,014	53,851
Pension benefits	102,836	148,498
Other noncurrent liabilities	108,811	104,782
Deferred income taxes	109,570	81,441
Commitments and contingencies (Note 15)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares) issued and outstanding—91,594 in 2010 and 91,509 in 2009	916	915
Additional paid-in capital	18,835	8,658
Accumulated other comprehensive loss	(164,196)	(91,860)
Retained earnings	1,560,519	1,287,983

Total Albemarle Corporation shareholders’ equity	1,416,074	1,205,696

Noncontrolling interests	59,672	47,622

Total equity	1,475,746	1,253,318

Total liabilities and equity	$3,068,081	$2,771,557

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

Year Ended December 31	2010	2009	2008
Net sales	$2,362,764	$2,005,394	$2,467,115
Cost of goods sold	1,616,842	1,521,532	1,859,441

Gross profit	745,922	483,862	607,674
Selling, general and administrative expenses	265,722	212,628	255,132
Research and development expenses	58,394	60,918	67,292
Restructuring and other charges	6,958	11,643	25,789
Port de Bouc facility disposition charges	—	12,393	38,544

Operating profit	414,848	186,280	220,917
Interest and financing expenses	(25,533)	(24,584)	(38,175)
Other income (expenses), net	2,788	(1,423)	601

Income before income taxes and equity in net income of unconsolidated investments	392,103	160,273	183,343
Income tax expense (benefit)	92,719	(7,028)	(6,539)

Income before equity in net income of unconsolidated investments	299,384	167,301	189,882
Equity in net income of unconsolidated investments (net of tax)	37,975	22,322	23,126

Net income	$337,359	$189,623	$213,008
Net income attributable to noncontrolling interests	(13,639)	(11,255)	(18,806)
Net income attributable to Albemarle Corporation	$323,720	$178,368	$194,202
Basic earnings per share	$3.54	$1.95	$2.12
Diluted earnings per share	$3.51	$1.94	$2.09
Weighted-average common shares outstanding – basic	91,393	91,512	91,657
Weighted-average common shares outstanding – diluted	92,184	92,046	92,741
Cash dividends declared per share of common stock	$0.56	$0.50	$0.48

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Retained	Total Albemarle Shareholders’	Noncontrolling	Total
	Shares	Amounts	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balance at January 1, 2008	94,733,720	$947	$154,451	$99,885	$1,023,022	$1,278,305	$54,361	$1,332,666
Comprehensive (loss) income:
Net income for 2008					194,202	194,202	18,806	213,008
Remaining interest acquisition							(6,331)	(6,331)
Foreign currency translation (net of deferred tax of $3,686)				(71,856)		(71,856)		(71,856)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $78)				139		139		139
Change in unrealized gain on marketable equity securities (net of deferred tax of $3)				(5)		(5)		(5)
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $791)				(1,679)		(1,679)		(1,679)
Net prior service loss arising during period (net of deferred tax of $218)				(393)		(393)		(393)
Net benefit plan loss arising during period (net of deferred tax of $68,835)				(126,733)		(126,733)		(126,733)

Total comprehensive (loss) income				(200,527)	194,202	(6,325)	12,475	6,150
Cash dividends declared for 2008					(43,819)	(43,819)	(16,525)	(60,344)
Stock-based compensation and other			13,669			13,669		13,669
Exercise of stock options	312,334	3	3,928			3,931		3,931
Shares repurchased and retired	(4,662,700)	(47)	(161,003)		(7,902)	(168,952)		(168,952)
Tax benefit related to stock plans			372			372		372
Issuance of common stock, net	904,400	10	(9)			1		1
Acquisitions							401	401
Shares withheld for withholding taxes associated with common stock issuances	(307,445)	(3)	(11,408)			(11,411)		(11,411)

Balance at December 31, 2008	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483

Balance at January 1, 2009	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483
Comprehensive income (loss):
Net income for 2009					178,368	178,368	11,255	189,623
Foreign currency translation (net of deferred tax of $5,082)				34,272		34,272		34,272
Amortization of realized loss on treasury lock agreements (net of deferred tax of $82)				135		135		135
Change in unrealized loss on marketable equity securities (net of deferred tax of $0)				1		1		1
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost (net of deferred tax of $1,649)				3,229		3,229		3,229
Net benefit plan loss arising during period (net of deferred tax of $15,026)				(28,317)		(28,317)		(28,317)
Other (net of deferred tax of $366)				(538)		(538)		(538)

Total comprehensive income				8,782	178,368	187,150	11,255	198,405
Cash dividends declared for 2009					(45,763)	(45,763)	(14,681)	(60,444)
Stock-based compensation and other			8,730		(5,582)	3,148		3,148
Exercise of stock options	341,666	3	4,150			4,153		4,153
Shares repurchased and retired	(174,900)	(2)	(5,810)			(5,812)		(5,812)
Tax benefit related to stock plans			2,111			2,111		2,111
Issuance of common stock, net	584,015	6	(6)			—		—
Acquisitions						—	336	336
Shares withheld for withholding taxes associated with common stock issuances	(221,991)	(2)	(517)		(4,543)	(5,062)		(5,062)

Balance at December 31, 2009	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Retained	Total Albemarle Shareholders’	Noncontrolling	Total
	Shares	Amounts	Capital	Income (Loss)	Earnings	Equity	Interests	Equity
Balance at January 1, 2010	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income for 2010					323,720	323,720	13,639	337,359
Foreign currency translation (net of deferred tax of $6,009)				(62,629)		(62,629)		(62,629)
Amortization of realized loss on treasury lock agreements (net of deferred tax of $80)				136		136		136
Change in unrealized loss on marketable equity securities (net of deferred tax of $0)				1		1		1
Amortization of prior service benefit, net transition asset and net loss included in net periodic benefit cost net of deferred tax of $5,992)				10,407		10,407		10,407
Net prior service loss arising during period (net of deferred tax of $107)				(181)		(181)		(181)
Net benefit plan loss arising during period (net of deferred tax of $11,967)				(20,038)		(20,038)		(20,038)
Other (net of deferred tax of $22)				(32)		(32)		(32)

Total comprehensive income				(72,336)	323,720	251,384	13,639	265,023
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared for 2010					(51,184)	(51,184)	(1,485)	(52,669)
Stock-based compensation and other			13,995			13,995		13,995
Exercise of stock options	494,559	5	7,130			7,135		7,135
Shares repurchased and retired	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			7,981			7,981		7,981
Issuance of common stock, net	81,864	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(91,182)	(1)	(3,987)			(3,988)		(3,988)

Balance at December 31, 2010	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Year Ended December 31	2010	2009	2008
Cash and cash equivalents at beginning of year	$308,791	$253,303	$130,551

Cash flows from operating activities:
Net income	337,359	189,623	213,008
Adjustments to reconcile income to cash flows from operating activities:
Depreciation and amortization	95,578	100,513	111,685
Restructuring and other charges	6,958	11,643	25,789
Port de Bouc charges	—	12,393	38,544
Stock-based compensation	15,694	307	18,467
Excess tax benefits realized from stock-based compensation arrangements	(7,981)	(2,111)	(372)
Equity in net income of unconsolidated investments (net of tax)	(37,975)	(22,322)	(23,126)
Dividends received from unconsolidated investments and nonmarketable securities	16,414	18,045	13,294
Pension and postretirement expense	20,993	9,708	2,631
Pension and postretirement contributions	(80,105)	(39,700)	(40,279)
Unrealized (gain) loss on investments in marketable securities	(1,532)	(3,554)	4,968
Net change in noncurrent income tax payables and receivables	2,241	(34,020)	(15,837)
Net change in noncurrent environmental liabilities	2,354	(4,573)	(4,753)
Deferred income taxes	47,099	1,720	(12,048)
Change in current assets and liabilities, net of effects of acquisitions and special items:
(Increase) decrease in accounts receivable	(57,414)	1,269	90,481
(Increase) decrease in inventories	(58,582)	180,132	(87,929)
Increase in other current assets excluding deferred income taxes	(14,511)	(5,012)	(14,196)
Increase (decrease) in accounts payable	13,463	(53,543)	33,452
Increase (decrease) in accrued expenses and income taxes	35,774	(18,715)	(30,227)
Other, net	(4,518)	16,722	3,606

Net cash provided by operating activities	331,309	358,525	327,158

Cash flows from investing activities:
Capital expenditures	(75,478)	(100,786)	(99,736)
Cash payments related to acquisitions and other	(11,978)	(4,017)	(63,960)
Cash payments related to the Thann facility divestiture	—	—	(2,556)
Cash payments related to the Port de Bouc facility divestiture	—	(16,440)	—
Cash impact from deconsolidation of Stannica LLC, net	(12,649)	—	—
Cash proceeds from divestitures	8,600	—	—
Sales of (investments in) marketable securities, net	652	(347)	(3,262)
Investments in equity and other corporate investments	(1,338)	(40)	(190)
Collection of note receivable from sale of land	—	—	6,000

Net cash used in investing activities	(92,191)	(121,630)	(163,704)

Cash flows from financing activities:
Proceeds from issuance of senior notes	346,853	—	—
Proceeds from other borrowings	125,797	14,300	255,246
Repayments of long-term debt	(424,123)	(134,332)	(48,176)
Dividends paid to shareholders	(49,643)	(44,432)	(42,321)
Repurchases of common stock	(14,945)	(5,812)	(168,952)
Proceeds from exercise of stock options	7,135	4,153	3,931
Excess tax benefits realized from stock-based compensation arrangements	7,981	2,111	372
Withholding taxes paid on stock-based compensation award distributions	(3,988)	(5,062)	(11,411)
Dividends paid to noncontrolling interests	—	(11,709)	(13,614)
Debt financing costs	(3,005)	—	(107)

Net cash used in financing activities	(7,938)	(180,783)	(25,032)

Net effect of foreign exchange on cash and cash equivalents	(10,321)	(624)	(15,670)

Increase in cash and cash equivalents	220,859	55,488	122,752

Cash and cash equivalents at end of year	$529,650	$308,791	$253,303

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

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

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risks and original maturities of three months or less.

Inventories

Inventories are primarily stated at lower of cost or market with cost determined on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis.

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

Investments

Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheets as “Investments” and our share of investees’ earnings or losses together with other-than temporary impairments in value as “Equity in net income of unconsolidated investments” in the consolidated statements of income.

Certain mutual fund investments are accounted for as trading equities and are marked-to-market on a monthly basis through the consolidated statements of income. Investments in joint ventures and nonmarketable securities of immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.

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

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

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

Research and Development Expenses

Our research and development expenses related to present and future products are expensed as incurred. These expenses consist primarily of personnel related costs and other overheads, as well as outside service and consulting costs incurred for specific programs. Our U.S. facilities in Michigan, Pennsylvania, South Carolina, Texas, and Louisiana and our global facilities in the Netherlands, Germany, Belgium, China and Korea form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

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

•

Expected Return on Plan Assets—We project the future return on plan assets based on prior performance and future expectations for the types of investments held by the plans, as well as the expected long-term allocation of plan assets for these investments. These projected returns reduce the net benefit costs recorded currently.

•	Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Rate of Increase in the Per Capita Cost of Covered Health Care Benefits—We project the expected increases in the cost of covered health care benefits.

During 2010, we made changes to the assumptions related to the discount rate, the expected return on plan assets, the rate of compensation increase for salary-related plans, and the rate of increase in the per capita cost of covered health care benefits. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rates for the U.S. plans, we establish a range of reasonable rates based on methods developed by subject matter experts that reflect current market conditions. For 2010, we relied on methods developed by Citigroup, AonHewitt, and Milliman to establish a range of acceptable discount rates based on authoritative accounting guidance. These methods calculate

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

discount rates based on high-quality bond data and the projected plan cash flows. We believe our selected discount rates accurately reflect market conditions as of the December 31, 2010 measurement date.

In selecting the discount rates for the foreign plans, we relied on AonHewitt methods, including the AonHewitt Top-Quartile and a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing Aa-graded corporate bonds in the Euro zone without special features or options, which could affect the duration. In some countries, the yield curve is based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

At December 31, 2010, the weighted-average discount rate was reduced for the pension plans from 5.77% to 5.40% and for the other postretirement plans from 5.70% to 5.30% to reflect market conditions as of the December 31, 2010 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. For the year 2010, the weighted-average expected rate of return on domestic pension plan assets was 8.25%, compared to 8.75% for 2009. There has been no change to the assumed rate of return on U.S. pension plan assets effective January 1, 2011. Also, there was no change in the weighted-average expected 7.0% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2010, the assumed weighted-average rate of compensation increase changed to 3.93% from 3.90% for the pension plans. The assumed weighted-average rate of compensation increase remained unchanged at 4.0% for the other postretirement plans at December 31, 2010.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2010, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees remained unchanged. For 2011, the assumed trend rate for pre-65 coverage is 7.5% per year, decreasing to an ultimate rate of 5.0% in the year 2019. The 2011 assumed trend rate for post-65 coverage is 12.0% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

Employee Savings Plan

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation.

This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contribution to the 401(k) plan amounted to $8.4 million, $8.2 million and $8.8 million in 2010, 2009 and 2008, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan. The pension contributions in the defined contribution plan are made in cash and are equal to 5%, 6% or 7% of the participant’s base pay depending on years of service. In 2010, 2009 and 2008, these contributions amounted to $3.9 million, $3.5 million and $3.4 million, respectively.

With respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.4 million, $0.4 million and $0.6 million for 2010, 2009 and 2008, respectively. In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. We paid approximately $8.8 million, $9.0 million and $10.3 million in 2010, 2009 and 2008, respectively, in annual premiums and related costs pertaining to this plan.

Deferred Compensation Plan

We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities, as well as supplemental funds upon the retirement or death of certain employees of Albemarle. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was set up to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

(which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents.

Stock-based Compensation Expense

The fair value of restricted stock awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

We have designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised principally of foreign currency translation adjustments and net transition asset, net prior service benefit, net benefit plan loss for our defined benefit plans and related deferred income taxes in accordance with current accounting guidance.

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

Our consolidated statements of income include foreign exchange transaction gains (losses) for the years ended December 31, 2010, 2009, and 2008 in the amount of $1.0 million, $(3.7) million, and $1.0 million, respectively.

Derivative Financial Instruments

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial risks and costs associated with global operating activities. While these contracts are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying foreign currency

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income, but generally do not have a significant impact on results of operations.

The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.

At December 31, 2010 and 2009, we had outstanding foreign currency forward contracts with notional values totaling $375.4 million and $18.3 million, respectively.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (i) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (ii) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2010 and 2009, there were unrealized losses of approximately $0.9 million ($0.6 million after income taxes) and $1.1 million ($0.7 million after income taxes), respectively, in accumulated other comprehensive loss.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At December 31, 2010 and 2009, we had no natural gas hedge contracts outstanding.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued new accounting guidance relating to separating consideration in multiple-deliverable revenue arrangements. Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than on a combined basis) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price. The guidance is effective for fiscal years beginning on or after June 15, 2010. We do not expect this new guidance to have a material effect on our consolidated financial statements.

In January 2010, new accounting guidance was issued by the FASB that requires additional disclosures about amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons therefore. Additionally, entities are now required to present separately information about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using significant unobservable (Level 3) inputs. The amendments also clarified that entities should provide fair value measurement disclosures for each class, or subset, of assets or liabilities within a line item in the statement of financial position, and entities should disclose information about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, whether recurring or nonrecurring. These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using Level 3 inputs, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of this guidance that became effective for us January 1, 2010 did not have a material effect on our consolidated financial statements. We are currently evaluating the potential impact of the provisions that will be effective for us January 1, 2011 but do not expect that they will have a material effect on our consolidated financial statements.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 2—Supplemental Cash Flow Information:

Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	2010	2009	2008
Cash paid during the year for:
Income taxes (net of refunds of $2,611, $13,733 and $9,617 in 2010, 2009 and 2008, respectively)	$34,808	$14,807	$44,621
Interest (net of capitalization)	$21,905	$22,144	$36,084

Supplemental non-cash disclosures due to the divestiture of the Port de Bouc, France facility effective December 31, 2008:
Decrease in inventory	$—	$(3,689)	$(7,989)
Decrease in other current assets	$—	$(7,878)	$(2,481)
Decrease in property, plant and equipment	$—	$—	$(45,714)
Decrease in accumulated depreciation	$—	$—	$(23,583)
Decrease in other noncurrent assets	$—	$—	$(550)
(Decrease) increase in current liabilities (principally accrued expenses)	$—	$(4,745)	$10,252
Decrease in other noncurrent liabilities	$—	$—	$(1,500)
Decrease in accumulated other comprehensive loss	$—	$—	$(3,359)

NOTE 3—Earnings Per Share:

On January 1, 2009, we adopted new accounting guidance associated with share-based payment transactions considered to be participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method. In addition, the guidance requires all prior-period earnings per share data to be adjusted retrospectively, and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. For the year ended December 31, 2009, this new guidance resulted in a decrease of $0.01 in our basic earnings per share as a result of an increase in our basic weighted-average common shares outstanding of approximately 317,000 shares while there was no impact on our reported diluted earnings per share despite an increase in our diluted weighted-average common shares of approximately 153,000 shares. For the year ended December 31, 2008, our basic and diluted earnings per share decreased $0.01 as a result of an increase in our basic and diluted weighted-average common shares of approximately 319,000 and 211,000 shares, respectively, in accordance with the new accounting guidance.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	2010	2009	2008
Basic earnings per share
Numerator:
Income available to shareholders, as reported	$323,720	$178,368	$194,202

Denominator:
Average number of shares of common stock outstanding	91,393	91,512	91,657

Basic earnings per share	$3.54	$1.95	$2.12

Diluted earnings per share
Numerator:
Income available to shareholders, as reported	$323,720	$178,368	$194,202

Denominator:
Average number of shares of common stock outstanding	91,393	91,512	91,657
Incremental shares under stock compensation plans	791	534	1,084

Total shares	92,184	92,046	92,741

Diluted earnings per share	$3.51	$1.94	$2.09

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under the treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2010, there were 10,000 common stock equivalents not included in the computation of diluted earnings per share.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following (in thousands):

	2010	2009
Value added tax/consumption tax	$15,040	$17,626
Other	18,732	17,397

Total	$33,772	$35,023

NOTE 5—Inventories:

Approximately 23% and 20% of our inventories are valued using the last-in, first-out, or LIFO, method at December 31, 2010 and 2009, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $91.4 million and $71.1 million at December 31, 2010 and 2009, respectively, which are below replacement cost by approximately $45.7 million and $47.6 million, respectively.

NOTE 6—Other Current Assets:

Other current assets consist of the following (in thousands):

	2010	2009
Deferred income taxes—current(a)	$4,689	$9,322
Income tax receivables	10,274	7,683
Prepaid expenses	39,715	29,570

Total	$54,678	$46,575

(a)	See Note 18, “Income Taxes.”

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following (in thousands):

	Useful Lives (Years)	2010	2009
Land	—	$55,638	$50,468
Land improvements	5 – 30	48,798	50,084
Buildings and improvements	10 – 45	204,858	196,527
Machinery and equipment	3 – 19	1,484,515	1,478,693
Machinery and equipment (major plant components)	20 – 45	502,906	504,138
Property, plant and equipment under capital lease(a)	19 – 50	24,652	24,652
Long-term mineral rights and production equipment costs	7 – 60	60,630	59,118
Construction in progress	—	58,181	42,449

Total		$2,440,178	$2,406,129

(a)	Assets under capital lease are primarily machinery and equipment with useful lives ranging from 19 to 25 years. Includes building with a cost of $1.3 million which has a useful life of 50 years.

The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated generally by the straight-line method. Depreciation expense amounted to $82.5 million, $87.3 million and $97.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. Interest capitalized on significant capital projects in 2010, 2009 and 2008 was $1.1

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

million, $1.2 million and $1.0 million, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2010, 2009 and 2008 was $1.2 million, $1.3 million and $1.3 million, respectively.

As of December 31, 2010 and 2009, accumulated amortization for assets under capital lease was $8.9 million and $7.8 million, respectively.

In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (TMG) manufacturing site. The total purchase price of the initial property and equipment acquired was approximately $10.2 million, of which $8.0 million was paid in 2010 (reported in acquisitions and other in our December 31, 2010 consolidated statement of cash flows) , with the remainder expected to be paid by first quarter of 2011.

On July 30, 2010, we sold our Teesport, UK manufacturing site for net proceeds of approximately $8.6 million. The proceeds of this sale approximated the net book values of the assets sold.

NOTE 8—Investments:

Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2010 and 2009 (in thousands).

	2010	2009
Joint ventures	$160,839	$126,459
Nonmarketable securities	2,059	2,715
Marketable equity securities	17,792	16,910

Total	$180,690	$146,084

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

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million, reducing our ownership to fifty percent. We have determined that the joint venture is a variable interest entity but that we are not the primary beneficiary of the venture arrangement; accordingly, we have deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests, and a $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in “Investments” in our consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in the first quarter of 2010, the earnings associated with our investment in Stannica LLC are reported in “Equity in net income of unconsolidated investments (net of tax)” in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC’s consolidated operating results were included in our Polymer Solutions segment.

At December 31, 2010 and 2009, the carrying amount of our investments in unconsolidated joint ventures exceeded the amount of underlying equity in net assets by approximately $16.0 million. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2010 and 2009, $1.8 million and $2.1 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

Our ownership positions in significant unconsolidated investments are shown below:

		2010	2009	2008
*	Nippon Aluminum Alkyls – a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG – a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited – a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. – a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. – a joint venture with Petrobras Quimica S.A.–PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
*	Stannica, LLC – a joint venture with Arkema Group LLC that produces tin stabilizers	50%	N/A	N/A

Our investment in the significant unconsolidated joint ventures above amounted to $155.7 million and $123.3 million as of December 31, 2010 and 2009, respectively, and the amount included in “Equity in net income of unconsolidated investments (net of tax)” in the consolidated statements of income totaled $37.1 million, $21.1 million and $22.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	2010	2009
Summary of Balance Sheet Information at December 31:
Current assets	$301,769	$243,724
Other assets	170,622	165,882

Total assets	$472,391	$409,606

Current liabilities	$135,622	$126,338
Noncurrent liabilities	43,591	57,583

Total liabilities	$179,213	$183,921

	2010	2009	2008
Summary of Statements of Income Information for the year ended December 31:(a)
Net sales(b)	$557,372	$441,141	$464,755
Gross profit(b)	$161,273	$124,641	$122,712
Income before income taxes	$100,853	$74,462	$63,507
Net income	$69,974	$49,575	$42,201

(a)	On June 30, 2008, we acquired the remaining 25% interests of our majority owned Polymer Solutions segment joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.
(b)	During 2010, we made adjustments to the sales and gross profit items above to correct previously reported amounts for 2009 and 2008. These presentation adjustments, individually or in the aggregate, did not affect the investment balances or the equity in net income of unconsolidated investment amounts as reported and are not considered material to the consolidated financial statements.

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $15.8 million, $18.0 million and $13.1 million in 2010, 2009 and 2008, respectively.

Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2010 and 2009, these marketable securities amounted to $17.8 million and $16.9 million, respectively.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

During the second quarter of 2010, we finalized an agreement with our joint venture partner to adjust the allocation of profits and dividends in connection with our consolidated investment in Jordan Bromine Company Limited, or JBC. As a result of this agreement, we recorded $8.0 million in cumulative dividend adjustments to noncontrolling interests as reported in the consolidated statement of changes in equity for the year ended December 31, 2010.

In the fourth quarter of 2010, we finalized certain agreements in connection with our new 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC). We also made approximately $1.3 million in initial capital contributions in this investment during the fourth quarter of 2010.

NOTE 9—Other Assets:

Other assets consist of the following (in thousands):

	2010	2009
Assets related to unrecognized tax benefits(a)	$12,262	$14,932
Deferred income taxes—noncurrent(a)	64,629	73,667
Other	48,987	34,660

Total	$125,878	$123,259

(a)	See Note 18, “Income Taxes.”

NOTE 10—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents, and other intangibles.

The following table summarizes the changes in goodwill by operating segment for the year ended December 31, 2010 (in thousands):

	Balances at Beginning of Year	Changes	Foreign Exchange Impact	Balances at December 31, 2010
Polymer Solutions	$36,153	$—	$57	$36,210
Catalysts	228,166	—	(16,743)	211,423
Fine Chemistry	28,402	(3,711)(a)	(86)	24,605

Total	$292,721	$(3,711)	$(16,772)	$272,238

(a)	The decrease in goodwill in our Fine Chemistry segment relates to the July 2010 sale of our Teesport, UK manufacturing facility. See Note 7 “Property, Plant and Equipment.”

The following table summarizes the changes in goodwill by operating segment for the year ended December 31, 2009 (in thousands):

	Balances at Beginning of Year	Changes	Foreign Exchange Impact	Balances at December 31, 2009
Polymer Solutions	$34,539	$1,231 (a)	$383	$36,153
Catalysts	221,868	(1,180) (b)	7,478	228,166
Fine Chemistry	22,360	5,909 (c)	133	28,402

Total	$278,767	$5,960	$7,994	$292,721

(a)	The increase in goodwill in our Polymer Solutions segment relates primarily to adjustments to the final purchase price allocation of the remaining 25% interests in our majority owned joint ventures in China: Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited.

(b)	The decrease in goodwill in our Catalysts segment relates to the reduction of certain restructuring accruals that were recorded as part of our purchase price accounting for the Refinery Catalysts acquisition in July 2004.

(c)

The increase in goodwill in our Fine Chemistry segment includes $3.2 million related to adjustments to finalize the purchase price allocation of Sorbent Technologies Corporation, a full-service power plant mercury-control provider, and

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

$2.7 million associated with final purchase accounting adjustments relating to our 75% acquired interest in the Sinobrom joint venture executed in December 2008.

Other intangibles consist of the following at December 31, 2010 and 2009 (in thousands):

	2010
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$95,652	$(25,660)	$3,467	$73,459
Trade names (a)	5 – 35	45,912	(12,015)	406	34,303
Patents	8 – 19	42,016	(30,539)	2,169	13,646
Manufacturing contracts and supply/service agreements	8 – 12	12,503	(11,285)	402	1,620
Land use rights	37 –50	6,647	(602)	788	6,833
Military specification approvals	35	4,345	(983)	—	3,362
Noncompete agreements	3 – 12	3,567	(3,560)	512	519
Licenses	5 – 20	146	(123)	(3)	20
Other	3 – 20	3,432	(2,705)	275	1,002

Total		$214,220	$(87,472)	$8,016	$134,764

	2009
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Foreign Exchange Impact	Net
Customer lists	15 – 35	$95,652	$(21,025)	$4,842	$79,469
Trade names (a)	5 – 35	44,754	(10,401)	2,608	36,961
Patents	8 – 19	42,016	(25,766)	2,554	18,804
Manufacturing contracts and supply/service agreements	8 – 12	12,503	(10,038)	424	2,889
Land use rights	37 – 50	6,647	(413)	583	6,817
Military specification approvals	35	4,345	(858)	—	3,487
Noncompete agreements	3 – 12	3,567	(3,150)	522	939
Licenses	5 – 20	146	(117)	1	30
Other	3 – 20	3,432	(2,578)	273	1,127

Total		$213,062	$(74,346)	$11,807	$150,523

(a)	Trade names include a gross carrying amount of $10.3 million for an indefinite lived intangible asset.

Amortization of other intangibles amounted to $13.1 million, $13.2 million and $14.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2011	$11,590
2012	$9,531
2013	$7,057
2014	$7,051
2015	$6,386

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

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 11—Accrued Expenses:

Accrued expenses consist of the following (in thousands):

	2010	2009
Employee benefits, payroll and related taxes	$46,344	$39,532
Taxes other than income taxes and payroll taxes	22,294	25,151
Deferred revenue	14,914	10,834
Accrued interest payable	8,211	7,096
Reduction in force accruals (a)	3,845	4,880
Other	48,076	45,775

Total	$143,684	$133,268

(a) See Note 19, “Special Items.”

NOTE 12—Long-Term Debt:

Long-term debt consists of the following (in thousands):

	2010	2009
Variable-rate domestic bank loans	$—	$410,000
5.10% Senior notes, net of unamortized discount of $137 at December 31, 2010 and $170 at December 31, 2009	324,863	324,830
4.50% Senior notes, net of unamortized discount of $3,128	346,872	—
Fixed rate foreign borrowings	33,223	38,317
Capital lease obligation	5,873	9,709
Variable-rate foreign bank loans	149,520	29,226
Miscellaneous	559	631

Total	860,910	812,713
Less amounts due within one year (a)	8,983	36,310

Total long-term debt	$851,927	$776,403

(a)	During the first quarter of 2010, approximately $27.8 million in outstanding debt amounts previously reported in current maturities were reclassified to long-term based on our ability to refinance these amounts with available borrowing capacity under our March 2007 credit agreement.

Aggregate annual maturities of long-term debt as of December 31, 2010 are as follows (in millions): 2011—$9.0; 2012—$12.7; 2013—$153.4; 2014—$6.0; 2015—$327.1; thereafter—$356.0.

We have a $675.0 million unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement, that helps to improve our operating flexibility and take advantage of favorable market conditions. The March 2007 credit agreement provides for (i) an additional $200.0 million in credit upon additional loan commitments by our existing and/or additional lenders, (ii) the ability to extend the maturity date of the revolving credit facility, under certain conditions, at each anniversary of the closing date, and (iii) the interest rate spread and commitment fees applicable to our borrowings under the credit facility. Pricing (0.32% as of December 31, 2010) can range from 0.32% to 0.675% over the London Inter-Bank Offered Rate, or LIBOR, applicable to the currency of denomination of the borrowing and is based on our credit rating as determined by the major rating agencies.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement, would exceed 20% of consolidated net worth, as defined in the March 2007 credit agreement. We believe that as of December 31, 2010, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

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

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

There were no borrowings under the March 2007 credit agreement at December 31, 2010. The average interest rate on borrowings under this facility during 2010 was 0.62%.

Our $325.0 million aggregate principal amount of senior notes, issued in January 2005, bear interest at a rate of 5.10%, payable semi-annually on February 1 and August 1 of each year. The effective interest rate on these senior notes is approximately 5.19%. These senior notes mature on February 1, 2015.

On December 10, 2010, we concluded the sale of $350.0 million aggregate principal amount of senior notes through a public offering at a price of 99.101% of par netting us $346.9 million in proceeds. We used $100.0 million of the net proceeds from the sale of these senior notes to fund pension obligations ($50.0 million of which was contributed in December 2010 and $50.0 million in January 2011), with the remainder used to repay other indebtedness. These senior notes bear an interest rate of 4.50%, which is payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. The effective interest rate on these senior notes is approximately 4.70%. These senior notes mature on December 15, 2020.

We have an additional agreement with a domestic financial institution that provides immediate borrowings under an uncommitted credit line up to a maximum of $30.0 million. There were no outstanding borrowings under this agreement at either December 31, 2010 or December 31, 2009. The average interest rate on borrowings under this agreement during 2010 and 2009 was 1.85% and 1.10%, respectively.

On December 31, 2010, one of our foreign subsidiaries had an agreement with a foreign bank that provided an immediate, uncommitted credit line, on a short-term basis, up to 70 million Euros. At December 31, 2010, there were outstanding borrowings of 70 million Euros (approximately $92.2 million at December 31, 2010, based on applicable exchange rates) under this agreement. The average rate on borrowings under this agreement was 1.3% at December 31, 2010.

One of our foreign subsidiaries has existing agreements with several foreign banks, which provide immediate borrowings under uncommitted credit lines up to a maximum of 4.5 billion Japanese Yen (approximately $54.6 million at December 31, 2010, based on applicable exchange rates). At December 31, 2010, there were outstanding borrowings under these agreements of $8.2 million. The weighted average interest rate on borrowings under these agreements was 1.19% at December 31, 2010.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $53.9 million, of which $38.5 million supports foreign subsidiaries based in China. We have guaranteed these agreements. At December 31, 2010, there were $38.5 million in borrowings under these agreements. The weighted average interest rate on borrowings under these agreements was 4.90% at December 31, 2010.

We have the ability to refinance our borrowings under credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore, these amounts are classified as long-term debt at December 31, 2010 and 2009. At December 31, 2010, we had the ability to borrow an additional $675.0 million under our March 2007 credit agreement.

Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $46.2 million and $44.4 million at December 31, 2010 and 2009, respectively, and principally includes (i) foreign plant-related construction borrowings maturing in April 2015 amounting to $23.8 million and $28.7 million at December 31, 2010 and 2009, respectively, which bore interest at rates ranging from 4.28% to 7.12% at December 31, 2010, and (ii) a capitalized lease obligation maturing in July 2012 related to certain plant equipment amounting to $5.9 million and $9.7 million at December 31, 2010 and 2009, respectively, bearing interest at 5.5%. At December 31, 2010 and 2009, the JBC debt also included a $6.0 million unsecured non-interest bearing loan from its other shareholder. At December 31, 2010, JBC had additional borrowing capacity of approximately $23.0 million.

NOTE 13—Other Noncurrent Liabilities:

Other noncurrent liabilities consist of the following (in thousands):

	2010	2009
Liabilities related to uncertain tax positions (a)	$21,875	$22,302
Executive deferred compensation plan obligation	17,763	16,884
Deferred revenue – long-term	13,918	16,354
Asset retirement obligations (b)	14,213	14,101
Other	41,042	35,141

Total	$108,811	$104,782

(a) See Note 18, “Income Taxes.”

(b) See Note 15, “Commitments and Contingencies.”

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 14—Stock-based Compensation Expense:

Capital Stock and Incentive Plans

Preferred Stock

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2010, no shares of preferred stock have been issued.

Stock Purchases

During 2010, we purchased an aggregate of 400,356 shares of our common stock in open-market transactions for $14.9 million at an average price of $37.33 per share. During 2009, we purchased an aggregate of 174,900 shares of our common stock in open-market transactions for $5.8 million at an average price of $33.23 per share. During 2008, we purchased an aggregate of 662,700 shares of our common stock in open-market transactions for $20.1 million at an average price of $30.30 per share. On February 27, 2008, our Board of Directors approved an increase of five million shares authorized for repurchase under our stock repurchase plan. At December 31, 2010, we have authorization to purchase an additional 3,824,744 shares of our common stock.

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

Incentive Plans

We have various share-based compensation plans that authorize the granting of (i) stock options to purchase shares of our common stock, (ii) restricted common stock awards, (iii) performance unit awards and (iv) stock appreciation rights (SARs) to employees and non-employee directors. The plans provide for payment of incentive awards in one or more of the following at our option: cash, shares of our common stock, qualified and non-qualified stock options, SARs, restricted stock awards and performance unit awards. The share-based awards granted by us generally contain vesting provisions ranging from one to five years, and with respect to stock options granted by us, have a term of not more than ten years from the date of grant. Stock options granted to employees generally vest over three years and have a term of ten years. Restricted common stock awards vest in periods ranging from one to five years from the date of grant. Performance unit awards are earned at a level ranging from zero to 200% contingent upon the achievement of specific performance criteria over periods ranging from one to two years. Distribution of the earned units occurs generally 50% upon completion of a one-year measurement period with the remaining 50% of the earned units distributed one year thereafter.

We granted 389,000, 1,255,500 and 65,000 stock options during 2010, 2009 and 2008, respectively. There were no significant modifications made to any share-based grants during these periods.

On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Under the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 100,000 shares of our common stock was authorized for issuance to the Company’s non-employee directors. The fair market value of shares to be issued to each participant during a calendar year shall not exceed $100,000. At December 31, 2010, there were 5,476,110 shares available for grant under the Incentive Plan and 60,675 shares available for grant under the Non-Employee Directors Plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2010, 2009 and 2008 amounted to $15.7 million, $0.3 million and $18.5 million, respectively, and is included in cost of goods sold and selling, general and administrative, or SG&A, expenses on the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2010, 2009 and 2008 amounted to $5.8 million, $0.1 million and $6.5 million, respectively. During 2009, we reduced certain of our stock-based compensation accruals in the amount of $7.8 million based on revised estimates of expected

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

performance. This accrual reversal served to offset a significant portion of stock-based compensation expense for the year ended December 31, 2009.

The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2010:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,226,834	$19.08	6.8	$38,499
Granted	389,000	42.03
Exercised	(494,559)	14.43
Forfeited	(148,753)	27.12

Outstanding at December 31, 2010	1,972,522	$24.17	7.2	$62,357

Exercisable at December 31, 2010	427,775	$14.33	2.5	$17,730

The fair value of each option granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	1.66%	2.13%	1.57%
Volatility	33.13%	32.94%	31.32%
Average expected life (years)	6	6	6
Risk-free interest rate	3.92%	3.37%	4.20%
Fair value of options granted	$13.76	$6.70	$6.87

Dividend yield is the average of historical yields and those estimated over the average expected life. The stock volatility is based on historical volatilities of our common stock. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. The risk-free interest rate is based on the U.S. Treasury strip rate with stripped coupon interest for the period equal to the contractual term of the share option grant in effect at the time of grant.

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $15.1 million, $5.8 million and $8.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2010 is approximately $6.4 million and is expected to be recognized over a remaining weighted-average period of 1.6 years. Cash proceeds from stock options exercised and tax benefit related to stock options exercised, were $7.1 million and $5.5 million for the year ended December 31, 2010. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.

The following table summarizes activity in performance unit awards:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	7,500	$38.41	1,263,500	$30.04	962,000	$21.53
Granted	198,700	41.94	—	—	1,188,500	30.80
Vested	(2,947)	38.41	(575,890)	21.60	(850,500)	21.53
Forfeited	(19,057)	41.64	(680,110)	37.10	(36,500)	28.78

Nonvested, end of period	184,196	41.88	7,500	38.41	1,263,500	30.04

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2010 is approximately $8.9 million and is expected to be recognized over a remaining weighted-average period of 1.5 years. Each performance unit represents one share of common stock. The fair value of the performance based restricted stock was estimated on the date of grant.

The following table summarizes activity in non-performance based restricted stock awards:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	535,625	$35.10	536,700	$36.53	421,500	$37.45
Granted	92,750	40.98	88,625	21.85	147,200	32.79
Vested	(250,126)	37.48	(69,700)	28.98	(8,000)	19.09
Forfeited	(44,833)	39.43	(20,000)	36.03	(24,000)	35.54

Nonvested, end of period	333,416	34.38	535,625	35.10	536,700	36.53

Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2010 is approximately $4.8 million and is expected to be recognized over a remaining weighted-average period of 2.3 years. The fair value of the non-performance based restricted stock was estimated on the date of grant adjusted for a dividend factor, if necessary.

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

NOTE 15—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Environmental

Environmental liabilities at December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Balance, beginning of year	$15,567	$18,970	$23,116
Expenditures	(1,128)	(1,414)	(2,742)
Changes in estimates	419	(2,202)	(916)
Foreign currency translation	(1,052)	213	(488)

Balance, end of year	13,806	15,567	18,970
Less amounts reported in Accrued expenses	1,661	5,775	4,605

Amounts reported in Other noncurrent liabilities	$12,145	$9,792	$14,365

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately 69% of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany plant, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16.8 million before income taxes.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

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

Rental Expense

Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Year	Minimum Capital Lease Payments	Minimum Operating Lease Payments
2011	$4,316	$8,676
2012	2,158	$6,143
2013	—	$3,963
2014	—	$2,833
2015	—	$2,341
Thereafter	—	$12,159

Total minimum obligations	6,474
Interest	(601)

Present value of net minimum obligations	5,873
Current portion	(3,860)

Long-term obligations	$2,013

Rental expense was approximately $29.0 million, $27.3 million, and $30.7 million for 2010, 2009 and 2008, respectively. Rental expense is shown net of rental income which was minimal during 2010, 2009 and 2008.

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

In addition, we are involved from time to time in legal proceedings of types regarded as common in our businesses, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks.

Other

The following table summarizes our unused letters of credit and guarantee agreements (in thousands):

	2011	2012	2013	2014	2015	Thereafter
Letters of credit and guarantees	$19,803	$1,807	$7,004	$—	$—	$5,621

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2010, the Company had $34.2 million of outstanding letters of credit and guarantees. The outstanding letters of credit are primarily related to

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

performance bonds, environmental guarantees and insurance claim payment guarantees with expiration dates ranging from 2011 to 2017.

The majority of the Company’s guarantees relates to custom and port authorities that have expiration dates ranging from one year to three years. The guarantees arose during the ordinary course of business. We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2010. We are unable to estimate the maximum potential amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

In connection with our remediation of a local landfill site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at our Bergheim, Germany plant site with a recorded value of $5.9 million.

We had asset retirement obligations of $14.2 million and $14.1 million at December 31, 2010 and 2009, respectively, associated with certain property and equipment. During 2010, we recorded a minimal amount of new asset retirement obligations, and the increase from December 31, 2009 is primarily related to accretion expense recorded during 2010. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.

We currently and are, from time to time, subject to sales and use tax audits in various taxing jurisdictions in the United States and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the financial position of the Company.

NOTE 16—Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss consists of the following (in thousands):

	2010	2009
Foreign currency translation adjustments (net of current and deferred taxes: 2010—$17,517;
2009—$11,508)	$69,605	$132,234

Defined benefit pension plans and postretirement plans:
Net transition asset (net of deferred taxes: 2010—$0; 2009—$3)	—	6
Net prior service benefit (net of deferred taxes: 2010—$3,547; 2009—$4,670)	6,431	8,286
Net benefit plan loss (net of deferred taxes: 2010—$131,569; 2009—$126,613)	(239,094)	(231,143)
Other (net of deferred taxes: 2010—$694; 2009—$753)	(1,138)	(1,243)

Total	$(164,196)	$(91,860)

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

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

Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. In 2005, the defined benefit plan for non-represented employees was amended to provide that for participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010; for participants who retire on or after December 31, 2015, final average earnings shall be determined as of December 31, 2012; and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

In 2010, the defined benefit plan for non-represented employees was further amended to delay the initial actions of the previous amendment by one year. The new amendment provides that for participants who retire on or after December 31, 2011, final average earnings shall be determined as of December 31, 2011; for participants who retire on or after December 31, 2015, final average earnings shall be determined as of December 31, 2012; and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The annual contribution to the defined contribution plan is based on 5% of eligible employee compensation and was amended January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. Contributions amounted to $3.9 million, $3.5 million and $3.4 million in 2010, 2009 and 2008, respectively. We also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.4 million, $0.4 million and $0.6 million for 2010, 2009 and 2008, respectively.

We have two benefit plans that cover employees in the Netherlands—a defined benefit plan and a plan similar to a collective defined contribution plan. Our defined benefit plan is a transitional arrangement in which benefits are based primarily on employee compensation and/or years of service. This plan is for certain individuals born on or before 1949 whom had a prior agreement, which we elected to honor, in connection with the refinery catalysts business acquisition in 2004. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $8.8 million, $9.0 million and $10.3 million in 2010, 2009 and 2008, respectively, in annual premiums and related costs pertaining to this plan.

Pension coverage for the employees of our other foreign subsidiaries is provided through separate plans. The plans are funded in conformity with the funding requirements of applicable governmental regulations. The pension cost, actuarial present value of benefit obligations and plan assets for all plans are combined in the other pension disclosure information presented.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions for our pension benefit plans (in thousands):

	Total Pension Benefits 2010	Domestic Pension Benefits 2010	Total Pension Benefits 2009	Domestic Pension Benefits 2009
Change in benefit obligations:
Benefit obligation at January 1	$570,871	$526,478	$518,138	$479,138
Service cost	11,271	9,577	10,568	8,544
Interest cost	31,844	29,934	32,967	30,608
Plan amendments	288	288	—	—
Actuarial loss	40,289	40,124	46,840	39,139
Benefits paid	(37,528)	(33,438)	(38,240)	(30,951)
Employee contributions	258	—	285	—
Foreign exchange loss (gain)	(3,413)	—	313	—

Benefit obligation at December 31	$613,880	$572,963	$570,871	$526,478

Change in plan assets:
Fair value of plan assets at January 1	$417,125	$410,037	$366,061	$360,597
Actual return on plan assets	50,988	50,471	52,482	51,430
Employer contributions	76,841	71,897	36,449	28,961
Benefits paid	(37,528)	(33,438)	(38,240)	(30,951)
Employee contributions	258	—	285	—
Foreign exchange gain (loss)	(620)	—	88	—

Fair value of plan assets at December 31	$507,064	$498,967	$417,125	$410,037

Funded status	$(106,816)	$(73,996)	$(153,746)	$(116,441)

Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,980)	$(1,332)	$(5,248)	$(1,582)
Noncurrent liabilities (pension benefits)	(102,836)	(72,664)	(148,498)	(114,859)

Net pension liability at December 31	$(106,816)	$(73,996)	$(153,746)	$(116,441)

Amounts recognized in accumulated other comprehensive loss:
Transition asset	$—	$—	$(9)	$(9)
Prior service benefit	(8,661)	(9,141)	(9,935)	(10,467)
Net actuarial loss	351,778	346,699	337,946	331,637

Net amount recognized at December 31	$343,117	$337,558	$328,002	$321,161

Weighted-average assumption percentages as of December 31:
Discount rate	5.40%	5.45%	5.77%	5.86%
Rate of compensation increase	3.93%	4.11%	3.90%	4.11%

The accumulated benefit obligation for all defined benefit pension plans was $598.6 million and $554.1 million at December 31, 2010 and 2009, respectively.

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

In connection with the acquisition of the refinery catalysts business in 2004, we assumed the obligation for postretirement medical benefits for employees in the Netherlands who will retire after August 2009. The benefit costs are funded principally on a pay-as-you-go basis. However, effective January 1, 2007, the Netherlands postretirement plan was terminated.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions for our postretirement benefit plans (in thousands):

	Total Other Postretirement Benefits 2010	Total Other Postretirement Benefits 2009
Change in benefit obligations:
Benefit obligation at January 1	$65,739	$59,325
Service cost	382	438
Interest cost	3,564	3,769
Actuarial loss	552	6,862
Benefits paid	(3,801)	(4,655)

Benefit obligation at December 31	$66,436	$65,739

Change in plan assets:
Fair value of plan assets at January 1	$8,207	$8,821
Actual return on plan assets	315	790
Employer contributions	3,264	3,251
Benefits paid	(3,801)	(4,655)

Fair value of plan assets at December 31	$7,985	$8,207

Funded status	$(58,451)	$(57,532)

Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,437)	$(3,681)
Noncurrent liabilities (postretirement benefits)	(55,014)	(53,851)

Net postretirement liability at December 31	$(58,451)	$(57,532)

Amounts recognized in accumulated other comprehensive loss:
Prior service benefit	(1,317)	(3,021)
Net actuarial loss	18,885	19,810

Net amount recognized at December 31	$17,568	$16,789

Weighted-average assumption percentages as of December 31:
Discount rate	5.30%	5.70%
Rate of compensation increase	4.00%	4.00%

The components of pension benefits expense are as follows (in thousands):

	Total Pension Benefits 2010	Domestic Pension Benefits 2010	Total Pension Benefits 2009	Domestic Pension Benefits 2009	Total Pension Benefits 2008	Domestic Pension Benefits 2008
Service cost	$11,271	$9,577	$10,568	$8,544	$12,241	$9,942
Interest cost	31,844	29,934	32,967	30,608	31,679	29,543
Expected return on assets	(41,941)	(41,630)	(42,341)	(42,080)	(42,003)	(41,753)
Plan curtailments/settlement, termination benefits and termination of insurer contracts*	—	—	—	—	(1,442)	—
Amortization of transition asset	(9)	(9)	(10)	(10)	(10)	(10)
Amortization of prior service benefit	(986)	(1,038)	(984)	(1,039)	(1,021)	(1,085)
Amortization of loss	17,410	16,222	12,348	11,440	7,808	8,594

Benefits expense	$17,589	$13,056	$12,548	$7,463	$7,252	$5,231

Weighted-average assumption percentages:
Discount rate	5.77%	5.86%	6.45%	6.50%	6.39%	6.50%
Expected return on plan assets	8.19%	8.25%	8.69%	8.75%	8.71%	8.75%
Rate of compensation increase	3.90%	4.11%	4.11%	4.33%	4.10%	4.25%

*	During the fourth quarter ended December 31, 2008, in connection with the disposition of the Port de Bouc, France facility effective December 31, 2008, our pension liability on such date was transferred to the new owner.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic pension costs during 2011 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of prior service benefit	$(958)	$(1,011)
Amortization of net actuarial loss	$25,892	$24,752

The components of postretirement benefits expense (income) are as follows (in thousands):

	Total Other Postretirement Benefits 2010	Total Other Postretirement Benefits 2009	Total Other Postretirement Benefits 2008
Service cost	$382	$438	$446
Interest cost	3,564	3,769	3,310
Expected return on assets	(526)	(571)	(572)
Amortization of prior service benefit	(1,704)	(7,572)	(9,598)
Amortization of loss	1,688	1,096	351

Benefits expense (income)	$3,404	$(2,840)	$(6,063)

Weighted-average assumption percentages:
Discount rate	5.70%	6.55%	6.40%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.25%	4.25%

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic postretirement costs during 2011 are as follows (in thousands):

Total Other Postretirement Benefits
Amortization of prior service benefit	$(697)
Amortization of net actuarial loss	$2,263

In estimating the expected return on plan assets, consideration is given to past performance and future performance expectations for the types of investments held by the plan, as well as the expected long term allocations of plan assets to these investments. The expected rates of return on plan assets for our domestic pension plans decreased from 8.75% at December 31, 2009 to 8.25% at December 31, 2010. There has been no change to the assumed rate of return on our domestic pension plan assets effective January 1, 2011. At December 31, 2010 and 2009, the expected rate of return on plan assets for our other postretirement benefit plan was 7.00%. At December 31, 2010 and 2009, the weighted-average expected rate of return on pension plan assets for foreign plans was 4.50%.

In December 2008, new accounting guidance was issued regarding employers’ disclosures about postretirement benefit plan assets. This new guidance is effective for fiscal years ending after December 15, 2009 and requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We have adopted this guidance and have provided the additional disclosures required upon adoption.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Investments for which market quotations are readily available are valued at the closing price on the last business day of the year. Listed securities for which no sale was reported on such date are valued at the mean between the last reported bid and asked price. Securities traded in the over-the-counter market are valued at the closing price on the last business day of the year or at bid price. The net asset value of shares or units is based on the quoted market value of the underlying assets. The market value of corporate bonds is based on institutional trading lots and is most often reflective of bid price. Government securities are valued at the mean between bid and ask prices. Holdings in private investment companies are typically valued using the net asset valuations provided by the underlying private investment companies.

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$203,775	$143,384	$60,391	$—
International Equity(b)	91,239	—	91,239	—
Fixed Income(c)	108,471	38,859	69,612	—
Absolute Return(d)	100,533	30,816	318	69,399
Cash	3,046	3,046	–	—

Total Pension Assets	$507,064	$216,105	$221,560	$69,399

Postretirement Assets:
Fixed Income(c)	$7,985	$—	$7,985	$—

(a)	Consists primarily of U.S. equity securities covering a diverse group of companies and U.S. stock funds that primarily track or are actively managed and measured against indices including the S&P 500 and the Russell 2000.
(b)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.
(c)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.
(d)	Consists primarily of holdings in private investment companies. See additional information about the Absolute Return investments below.

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2010 (in thousands):

Absolute Return
Beginning Balance	$65,902
Total gains relating to assets sold during the period(a)	79
Total unrealized gains relating to assets still held at the reporting date(a)	4,537
Purchases, sales, issuances, and settlements (net)	(1,119)

Ending Balance	$69,399

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2009 (in thousands):

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$151,750	$135,280	$16,470	$—
International Equity(b)(c)	67,050	—	67,050	—
Fixed Income(d)	62,917	606	62,311	—
Absolute Return(e)	92,797	26,466	429	65,902
Cash	42,611	42,611	—	—

Total Pension Assets	$417,125	$204,963	$146,260	$65,902

Postretirement Assets:
Fixed Income(d)	$8,207	$—	$8,207	$—

(a)	Consists primarily of U.S. equity securities covering a diverse group of companies and U.S. stock funds that primarily track or are actively managed and measured against indices including the S&P 500 and the Russell 2000.

(b)	During 2010, we made an adjustment to previously reported amounts to correct the classification between Level 1 and Level 2 for certain assets in our international equity funds. This adjustment, individually or in the aggregate, did not have a material impact on the reported financial statements for the year ended December 31, 2009. Additionally, had this adjustment been recorded in the prior periods to which it relates, the impact would not have affected total assets, net income attributable to Albemarle Corporation, or earnings per share.

(c)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.

(d)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.

(e)	Consists primarily of holdings in private investment companies. See additional information about the Absolute Return investments below.

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2009 (in thousands):

Absolute
Return
Beginning Balance	$88,828
Total losses relating to assets sold during the period(a)	(480)
Total unrealized gains relating to assets still held at the reporting date(a)	3,863
Purchases, sales, issuances, and settlements (net)	(26,309)

Ending Balance	$65,902

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

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

Our Absolute Return investments consist primarily of our investments in hedge fund of funds. These are holdings in private investment companies with fair values that are based on significant unobservable inputs including assumptions where there is little, if any, market activity for the investment. Investment managers or fund managers associated with these investments provide valuations of the investments on a monthly basis utilizing the net asset valuation approach for determining fair values. These valuations are reviewed by the Company for reasonableness based on applicable sector, benchmark and company performance to validate the appropriateness of the net asset values as a fair value measurement. Where available, audited financial statements are obtained and reviewed for the investments as support for the manager’s investment valuation. In general, the investment objective of these funds is high risk-adjusted returns with an emphasis on preservation of capital. The investment strategies of each of the funds vary; however, the objective of our Absolute Return investments is complementary to the overall investment objective of our U.S. pension plan assets.

At December 31, 2010 and 2009, equity securities held by our pension and other postretirement benefit plans did not include Albemarle common stock.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

On January 3, 2011, we made a $50.0 million contribution to our domestic qualified pension plans. We expect additional 2011 contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $4.6 million. Also, we expect to pay approximately $3.3 million in premiums to our U.S. postretirement benefit plan in 2011. However, we may choose to make additional voluntary pension contributions in excess of these amounts.

The current forecast of benefit payments, which reflect expected future service, amounts to (in millions):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits
2011	$34.7	$31.9	$4.8
2012	$48.4	$45.7	$5.3
2013	$37.5	$34.8	$5.3
2014	$39.2	$36.1	$5.2
2015	$39.1	$37.3	$5.2
2016-2020	$224.8	$213.7	$24.8

We have a supplemental executive retirement plan, or SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $3.6 million, $3.6 million and $4.3 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2010 and 2009 was $28.2 million and $26.8 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.3 million are expected to be paid to SERP retirees in 2011. In 2005, the SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2010, final average earnings shall be determined as of December 31, 2010, except that for participants who retire on or after December 15, 2015, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014. In 2010, the SERP was further amended to delay the initial actions of the previous amendment by one year. The new amendment provides that for participants who retire on or after December 31, 2011, final average earnings shall be determined as of December 31, 2011; for participants who retire on or after December 31, 2015, final average earnings shall be determined as of December 31, 2012; and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends. At December 31, 2010, the previously assumed ultimate rate of increase in the per capita cost of covered health care benefits for U.S. retirees remained unchanged. For 2011, the assumed trend rate for pre-65 coverage is 7.5% per year, decreasing to an ultimate rate of 5.0% in the year 2019. The 2011 assumed trend rate for post-65 coverage is 12.0% per year, decreasing to an ultimate rate of 5.0% in the year 2020.

A 1% increase or decrease in the U.S. health care cost trend rate would not have a material effect on the benefit obligation and service and interest benefit cost components.

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance, which are accounted in accordance with authoritative guidance. The accrued postemployment benefit liability was $0.7 million and $0.3 million at December 31, 2010 and 2009, respectively.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 18—Income Taxes:

Income before income taxes and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31
	2010	2009	2008
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$235,222	$103,050	$88,162
Foreign	156,881	57,223	95,181

Total	$392,103	$160,273	$183,343

Current income tax expense (benefit):
Federal(a)	$14,620	$(23,908)	$(17,165)
State	5,224	772	(260)
Foreign	25,776	14,388	22,934

Total	$45,620	$(8,748)	$5,509

Deferred income tax expense (benefit):
Federal	$57,194	$29,618	$(772)
State	(691)	1,341	(879)
Foreign	(9,404)	(29,239)	(10,397)

Total	$47,099	$1,720	$(12,048)

Total income tax expense (benefit)	$92,719	$(7,028)	$(6,539)

(a)	Current income tax expense – Federal for the year ended December 31, 2010 is net of a tax benefit from an NOL carryforward of $9.6 million.

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2010		2009		2008
Federal statutory rate	35.0%		35.0%		35.0%
State taxes, net of federal tax benefit	1.3		1.1		(0.5)
Change in valuation allowance	(0.4)		(0.9)		14.6	(a)
Impact of foreign earnings, net(b)	(9.4	)(f)	(22.6)		(26.0)
Effect of net income attributable to noncontrolling interests	—		(0.8)		(0.8)
Loss on investment in foreign operations	—		—		(11.4	)(c)
Effect of completing domestic audits	—		5.7	(e)	0.8	(d)
Depletion	(1.0)		(1.7)		(2.6)
Revaluation of unrecognized tax benefits/reserve requirements	0.1		(19.7	)(e)	(11.2	)(d)
Manufacturer tax deduction	(1.6)		—	(g)	—	(g)
Other items, net	(0.4)		(0.5)		(1.5)

Effective income tax rate	23.6%		(4.4)%		(3.6)%

(a)	In 2008, we recorded valuation allowances of $26.7 million, which is predominantly related to the divestiture of our Port de Bouc, France operations, that will more likely than not expire unused.

(b)

In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. The benefit of the lower tax rates in the jurisdictions for which we made this designation have been reflected in our effective income tax rate. During 2010, 2009 and 2008, we received distributions of $68.7 million, $6.1 million and $35.1 million, respectively, from various foreign subsidiaries and joint ventures and realized an (expense) benefit, net of foreign tax credits, of $(2.7) million, $(0.2) million and $2.5 million, respectively, related to the repatriation of these high taxed earnings. We have asserted for all periods being reported, permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan and currently all of the profits are from exports.

(c)	In December 2008, we sold substantially all of the Port de Bouc, France operations. This resulted in a domestic worthless stock deduction of $20.9 million.

(d)

During 2008, the completion of Internal Revenue Service, or IRS, tax audits from 2000 through 2004 tax years provided a net benefit of $32.4 million offset by the establishment of a tax reserve of $6.9 million due to changes in tax rules and a tax reserve of $5.8 million related to the divestiture of our Port de Bouc operations.

(e)	During 2009, the completion of IRS tax audits from 2005 through 2007 tax years provided a net benefit of $19.5 million.

(f)	The percentage impact of foreign earnings decreased significantly due to higher domestic earnings.

(g)	In 2008 and 2009, limitations imposed by our domestic taxable income precluded us from claiming the manufacturer tax deduction.

The deferred income tax assets and (liabilities) recorded on the consolidated balance sheets as of December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Deferred tax assets:
Postretirement benefits other than pensions	$15,332	$14,437
Accrued employee benefits	22,682	18,761
Operating loss carryovers	84,185	93,907
Pensions	32,335	47,799
Tax credit carryovers	43,856	69,482
Other	24,330	22,974

Gross deferred tax assets	222,720	267,360
Valuation allowance	(39,802)	(41,355)

Deferred tax assets	182,918	226,005

Deferred tax liabilities:
Depreciation	(197,123)	(208,265)
Foreign currency translation adjustments	(13,077)	(6,845)
Other	(15,193)	(11,797)

Deferred tax liabilities	(225,393)	(226,907)

Net deferred tax liabilities	$(42,475)	$(902)

Classification in the consolidated balance sheets:
Current deferred tax assets	$4,689	$9,322
Current deferred tax liabilities	(2,223)	(2,450)
Noncurrent deferred tax assets	64,629	73,667
Noncurrent deferred tax liabilities	(109,570)	(81,441)

Net deferred tax liabilities	$(42,475)	$(902)

At December 31, 2010, we had approximately $49.7 million domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2016 and 2026. We have established valuation allowances for $3.4 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers. Upon utilization of these credits, $6.4 million will be recorded in additional paid in capital related to the realization of tax benefits for stock based compensation.

At December 31, 2010, we have $5.2 million of domestic net operating losses and $249.2 million of foreign net operating loss carryovers. We have established valuation allowances for $92.7 million of those foreign operating loss carryovers since we believe that it is more likely than not that the related deferred tax assets will not be realized. The realization of the deferred tax assets is

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We have recorded a $6.1 million deferred tax asset relating to capital loss carryovers. We have established a valuation allowance of $6.1 million, as we believe it is more likely than not that the deferred tax asset will not be realized during the carryover period. We believe that it is more likely than not that our company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.

Liabilities related to uncertain tax positions, inclusive of interest and penalties, were $21.9 million and $22.3 million at December 31, 2010 and 2009, respectively, and are reported in “Other Noncurrent Liabilities” as provided in Note 13. These liabilities at December 31, 2010 and 2009 were reduced by $12.3 million and $14.9 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in “Other Assets” as provided in Note 9. The resulting net liabilities of $8.7 million and $8.5 million at December 31, 2010 and 2009, respectively, if recognized and released, would favorably affect earnings.

During the years ended December 31, 2010, 2009 and 2008, we recognized interest and penalties of $0.9 million, $0.9 million and $3.8 million, respectively, as components of income tax expense (benefit) in connection with our liabilities related to uncertain tax positions.

The liabilities related to uncertain tax positions, exclusive of interest, were $20.9 million and $23.4 million at December 31, 2010 and 2009, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Balance at January 1	$23,416	$77,548	$100,999
Additions for tax positions related to prior years	—	5,082	16,399
Reductions for tax positions related to prior years	150	(48,054)	(31,924)
Additions for tax positions related to current year	463	1,495	12,085
Settlements	—	(12,627)	(4,417)
Lapses in statutes of limitations	(3,080)	(28)	(15,594)

Balance at December 31	$20,949	$23,416	$77,548

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008 since the IRS has completed a review of our income tax returns through 2007, or for any U.S. state income tax audit prior to 2001.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years before 2002. During 2010, we completed a tax audit for one of our Belgian companies for the 2007 tax year. During 2009, we completed tax audits in the following tax jurisdictions and respective tax years: Belgium, 2007 through 2008 for one entity, and Germany, 2002 through 2005. No significant tax was assessed for these audits. We were informed in February 2011 that the Belgian tax authorities would commence an audit of one of our Belgian companies for 2009.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.8 million as a result of closure of tax statutes.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 19—Special Items:

Special items included in the consolidated statements of income for the three years ended December 31, 2010 consist of the following (in thousands):

	2010	2009	2008
Restructuring and other charges(a)	$6,958	$11,643	$25,789
Port de Bouc facility disposition charges(b)	—	12,393	38,544

Total special items	$6,958	$24,036	$64,333

(a)

The year ended December 31, 2008 included a charge amounting to $25.8 million ($16.8 million after income taxes) that relates to restructuring activities, principally reductions in force at various company locations across our operating segments. The year ended December 31, 2009 results included $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs, related principally to planned reductions in force and the write-off of assets at our Arkansas facility. The year ended December 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) that related principally to planned reductions in force at our Bergheim, Germany site.

(b)

The year ended December 31, 2008 included a charge amounting to $38.5 million ($33.4 million after income taxes) that related to the divestiture of the Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008. The charge was principally due to the disposition of long-term assets of $22.6 million, net working capital of $4.4 million, restructuring charges of $5.2 million and other exit costs of $6.3 million. The charge and related assets and liabilities transferred were a part of our Polymer Solutions and Fine Chemistry business segments. The year ended December 31, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of the final contract settlement arising from the disposition.

The following table summarizes activity related to the workforce reduction charges outlined in notes (a) and (b) above (in thousands):

	2010	2009	2008
Balance, beginning of year	$4,880	$20,276	$1,196
Workforce reduction charges	6,605	4,912	22,092
Payments	(3,568)	(19,932)	(2,537)
Amount reversed to income	(370)	(365)	(597)
Foreign currency translation	(473)	(11)	122

Balance, end of year	7,074	4,880	20,276
Less amounts reported in Accrued expenses	3,845	4,880	20,276

Amounts reported in Other noncurrent liabilities	$3,229	$—	$—

The year ended December 31, 2010 included a charge of $6.6 million related to planned reductions in force at our Bergheim, Germany site, which is allocated between accrued expenses and other noncurrent liabilities in our consolidated financial statements based on timing of expected payout of the related obligations. Payments under this restructuring plan are expected to occur through 2014.

The year ended December 31, 2009 included a charge of $4.9 million related to planned reductions in force at various company locations, which is recorded in accrued expenses in our consolidated financial statements. The majority of the payments under this restructuring plan were paid out in 2010.

The year ended December 31, 2008 included a charge of $22.1 million related to the layoff of over 200 employees at various company locations, which is recorded in accrued expenses in our consolidated financial statements. The majority of the payments under this restructuring plan were paid out in 2009.

The year ended December 31, 2008 included approximately $2.6 million in remaining payments associated with a charge recorded in 2006 related to the divestiture of our Thann, France facility. During 2010 and 2009 there were no additional exit cost activities associated with this divestiture.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2010 and 2009, with the exceptions of the 4.5% and 5.1% senior notes and the JBC foreign currency denominated debt, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 12, “Long-Term Debt.”

	Year Ended December 31
	2010		2009
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$860,910	$879,511	$812,713	$819,044

Foreign Currency Forward Contracts—The fair values of our forward currency foreign contracts are estimated based on current settlement values. At December 31, 2010, $0.5 million was included in other accounts receivable and $5.4 million was included in accrued expenses related to our foreign currency forward contracts, and at December 31, 2009, $0.3 million was included in other accounts receivable related to our foreign currency forward contracts. For the years ended December 31, 2010, 2009 and 2008 we recognized (losses) gains of $(6.5) million, $0.6 million, and $2.0 million, respectively, in other income (expenses) related to the change in the fair value of our foreign currency forward contracts. A loss of $5.2 million for the year ended December 31, 2010 is included in “Other, net” within net cash provided by operating activities in the statements of cash flows. Such amounts were not material for the years ended December 31, 2009 and 2008. The amounts referenced above relate to forward contracts executed in connection with our financial risk management strategy whereby we hedge monetary exposures to minimize the financial impact of transaction risk.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$17,763	$17,763	$—	$—
Equity securities (b)	$29	$29	$—	$—
Foreign currency forward contracts (c)	$540	$—	$540	$—
Pension assets (d)	$507,064	$216,105	$221,560	$69,399
Postretirement assets (d)	$7,985	$—	$7,985	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,763	$17,763	$—	$—
Foreign currency forward contracts (c)	$5,413	$—	$5,413	$—

	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$16,884	$16,884	$—	$—
Equity securities (b)	$26	$26	$—	$—
Foreign currency forward contracts (c)	$342	$—	$342	$—
Pension assets (d), (e)	$417,125	$204,963	$146,260	$65,902
Postretirement assets (d)	$8,207	$—	$8,207	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,884	$16,884	$—	$—

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

(c)

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes and we do not use leveraged derivative financial instruments. The foreign currency forward contracts are valued using broker quotations, or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.

(d)	See Note 17 “Pension Plans and Other Postretirement Benefits” for further discussion on fair value measurements of our pension and postretirement assets.
(e)

During 2010, we made an adjustment to previously reported amounts to properly classify certain assets in our international equity funds between Level 1 and Level 2. This adjustment, individually or in the aggregate, did not have a material impact on the reported financial statements for the year ended December 31, 2009. Additionally, had this adjustment been recorded in the prior periods to which it relates, the impact would not have affected total assets, net income attributable to Albemarle Corporation, or earnings per share.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 22—Acquisitions:

In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and TMG manufacturing site. The total purchase price of the initial property and equipment acquired was approximately $10.2 million, of which $8.0 million was paid in 2010, with the remainder expected to be paid by first quarter of 2011.

In the fourth quarter of 2010, we finalized certain agreements in connection with our new 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC). We also made approximately $1.3 million in initial capital contributions in this investment during the fourth quarter of 2010.

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

On June 30, 2008, we acquired the remaining 25% interests in our two antioxidant joint ventures in China (Ningbo Jinhai Albemarle Chemical and Industry Company Limited and Shanghai Jinhai Albemarle Fine Chemicals Company Limited) for approximately $19.9 million, resulting in 100% ownership interest in each of these Polymer Solutions segment joint ventures.

NOTE 23—Operating Segments and Geographic Area Information:

We have identified three reportable segments as required by authoritative accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and polyolefin catalysts product areas. Our Fine Chemistry segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment data includes intersegment transfers of raw materials at cost, adjustments for special items, allocations for certain corporate costs, equity in net income of unconsolidated investments and net (income) loss attributable to noncontrolling interests.

Summarized financial information concerning our reportable segments is shown in the following tables. The “Corporate & Other” segment includes corporate-related items not allocated to the reportable segments.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net sales:
Polymer Solutions	$903,745	$697,206	$915,515
Catalysts	890,007	808,063	923,763
Fine Chemistry	569,012	500,125	627,837

Total net sales	$2,362,764	$2,005,394	$2,467,115

Segment operating profit:
Polymer Solutions	$195,681	$63,780	$92,600
Catalysts	219,125	129,691	142,715
Fine Chemistry	79,505	52,589	99,895

Subtotal	494,311	246,060	335,210

Equity in net income of unconsolidated investments:
Polymer Solutions	8,734	3,496	3,446
Catalysts	29,648	18,934	19,881
Fine Chemistry	—	—	—
Corporate & Other	(407)	(108)	(201)

Total equity in net income of unconsolidated investments	37,975	22,322	23,126

Net income attributable to noncontrolling interests:
Polymer Solutions	(6,154)	(5,886)	(7,223)
Catalysts	—	—	—
Fine Chemistry	(7,357)	(5,471)	(11,422)
Corporate & Other	(128)	102	(161)

Total net income attributable to noncontrolling interests	(13,639)	(11,255)	(18,806)

Segment income:
Polymer Solutions	198,261	61,390	88,823
Catalysts	248,773	148,625	162,596
Fine Chemistry	72,148	47,118	88,473

Total segment income	519,182	257,133	339,892

Corporate & Other	(73,040)	(35,750)	(50,322)
Restructuring and other charges	(6,958)	(11,643)	(25,789)
Port de Bouc facility disposition charges	—	(12,393)	(38,544)
Interest and financing expenses	(25,533)	(24,584)	(38,175)
Other income (expenses), net	2,788	(1,423)	601
Income tax (expense) benefit	(92,719)	7,028	6,539

Net income attributable to Albemarle Corporation	$323,720	$178,368	$194,202

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

	As of December 31,
	2010	2009	2008
	(In thousands)
Identifiable assets:
Polymer Solutions	$700,800	$667,133	$702,580
Catalysts	1,204,586	1,184,841	1,259,570
Fine Chemistry	424,527	413,614	463,224
Corporate & Other	738,168	505,969	447,343

Total identifiable assets	$3,068,081	$2,771,557	$2,872,717

Goodwill:
Polymer Solutions	$36,210	$36,153	$34,539
Catalysts	211,423	228,166	221,868
Fine Chemistry	24,605	28,402	22,360

Total goodwill	$272,238	$292,721	$278,767

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Depreciation and amortization:
Polymer Solutions	$30,854	$34,481	$42,759
Catalysts	42,396	42,508	43,087
Fine Chemistry	21,570	22,751	25,075
Corporate & Other	758	773	764

Total depreciation and amortization	$95,578	$100,513	$111,685

Capital expenditures:
Polymer Solutions	$18,413	$24,209	$44,241
Catalysts	38,967	39,872	33,697
Fine Chemistry	17,193	33,621	20,843
Corporate & Other	905	3,084	955

Total capital expenditures	$75,478	$100,786	$99,736

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net Sales:(a)
United States	$863,297	$801,201	$922,488
Foreign	1,499,467	1,204,193	1,544,627

Total	$2,362,764	$2,005,394	$2,467,115

(a)	No sales in a foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

	As of December 31,
	2010	2009	2008
	(In thousands)
Long-Lived Assets:
United States	$582,763	$569,873	$551,514
Netherlands	186,960	213,925	211,864
Jordan	107,148	109,379	111,687
Brazil	75,816	60,743	41,676
Germany	67,579	70,128	76,168
China	63,672	61,431	57,027
France	25,075	21,851	19,124
United Kingdom	13,530	16,935	18,048
Other foreign countries	45,280	30,145	32,588

Total	$1,167,823	$1,154,410	$1,119,696

Net sales to external customers in each of the segments consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Polymer Solutions:
Flame Retardants	$688,801	$489,484	$649,947
Stabilizers and Curatives	214,944	207,722	265,568

Total Polymer Solutions	$903,745	$697,206	$915,515

Catalysts:
Polyolefin Catalysts	$221,416	$181,406	$194,645
Refinery Catalysts	668,591	626,657	729,118

Total Catalysts	$890,007	$808,063	$923,763

Fine Chemistry:
Performance Chemicals	$361,044	$294,823	$396,482
Fine Chemistry Services and Intermediates Business	207,968	205,302	231,355

Total Fine Chemistry	$569,012	$500,125	$627,837

Albemarle Corporation and Subsidiaries

N O T E S   TO   T H E   C O N S O L I D A T E D   F I N A N C I A L   S T A T E M E N T S

NOTE 24—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2010
Net sales	$580,270	$592,483	$585,036	$604,975
Gross profit	$164,471	$188,167	$196,823	$196,461
Restructuring and other charges(a)	$6,958	$—	$—	$—
Net income attributable to Albemarle Corporation	$63,308	$81,751	$93,689	$84,972
Basic earnings per share	$0.69	$0.90	$1.03	$0.93
Shares used to compute basic earnings per share	91,386	91,308	91,312	91,567
Diluted earnings per share	$0.69	$0.89	$1.02	$0.92
Shares used to compute diluted earnings per share	92,193	92,111	92,082	92,350

2009
Net sales	$486,591	$445,299	$515,276	$558,228
Gross profit	$90,506	$109,818	$134,079	$149,459
Port de Bouc facility disposition charges(b)	$—	$12,393	$—	$—
Restructuring and other charges(a)	$—	$—	$—	$11,643
Net income attributable to Albemarle Corporation (c)	$25,399	$38,493	$52,131	$62,345
Basic earnings per share(d)	$0.28	$0.42	$0.57	$0.68
Shares used to compute basic earnings per share(d)	91,380	91,474	91,588	91,605
Diluted earnings per share(d)	$0.28	$0.42	$0.57	$0.68
Shares used to compute diluted earnings per share(d)	91,747	92,011	92,174	92,316

(a)

First quarter of 2010 results include $7.0 million in pre-tax charges ($4.6 million after income taxes) that related principally to planned reductions in force at our Bergheim, Germany site. Fourth quarter 2009 results included $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs, related principally to planned reductions in force and to the write-off of assets at our Arkansas facility.

(b)

The second quarter of 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of the final contract settlement arising from the divestiture of our Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008.

(c)

The fourth quarter of 2009 included $11.3 million of tax benefits due mainly from the final settlement of the 2005-2007 tax audits with the U.S. IRS. The second quarter of 2009 included a $9.2 million benefit due mainly to a tax issue resolution for the years 2005 through 2007 with the U.S. IRS and a $4.2 million benefit associated with the Port de Bouc charge described in footnote (b). The first quarter of 2009 included a net benefit of $2.5 million resulting from adjustments related to prior periods.

(d)

On January 1, 2009, we adopted new accounting guidance associated with share-based payment transactions considered to be participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two class method. Refer to Note 3 “Earnings Per Share” for additional information.

Albemarle Corporation and Subsidiaries

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is contained in the Proxy Statement and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 Part I of this Annual Report, is incorporated herein.

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

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange, or NYSE, our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 10, 2010. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 47 to 90:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income, Changes in Equity and Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.1 —	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2 —	Amended and Restated Bylaws of the registrant effective as of January 1, 2011 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 20, 2010, and incorporated herein by reference].

4.1 —	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.2 —	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

4.3 —	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

4.4 —	Second Supplemental Indenture, dated as of December 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

4.5 —	Form of Global Security for the 4.50% Senior Notes due 2020 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

10.1 —	Credit Agreement, dated as of March 23, 2007, among Albemarle Corporation, Albemarle Europe SPRL and Albemarle Netherlands BV, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 29, 2007, and incorporated herein by reference].

*10.2 —	First Amendment to Credit Agreement, dated as of July 25, 2007, among Albemarle Corporation, Albemarle Europe SPRL, Albemarle Netherlands BV, Albemarle Global Finance Company SA, certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.3 —	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.4 —	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002 [filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.5 —	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.6 —	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.7 —	Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.8 —	Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.9 —	Restricted Stock Award Agreement for Mark C. Rohr [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2008, and incorporated herein by reference].

10.10 —	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.11 —	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A (No. 1-12658) filed on February 26, 2003 and incorporated herein by reference].

10.12 —	First Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.13 —	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.14 —	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.15 —	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of May 13, 2009 [filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 1-12658), and incorporated herein by reference].

10.16 —	2008 Named Executive Officer Salary Information [filed as Item 5.02 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 17, 2007, and incorporated herein by reference].

*10.17 —	Summary of Directors’ Compensation.

10.18 —	Form of Stock Option Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658), filed March 18, 2010, and incorporated herein by reference].

10.19 —	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.20 —	Form of Restricted Stock Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658), filed March 18, 2010, and incorporated herein by reference].

10.21 —	Form of Performance Stock Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658), filed March 18, 2010, and incorporated herein by reference].

10.22 —	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (No. 1-12658) filed on February 13, 2008, and incorporated herein by reference].

10.23 —	Notice of Restricted Stock Unit Award [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.24 —	Notice of Option Grant [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.25 —	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.26 —	Compensation Arrangement with Richard J. Diemer, Jr., dated as of July 26, 2005 [filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on August 2, 2005, and incorporated herein by reference].

10.27 —	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.28 —	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.29 —	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.30 —	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.31 —	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.32 —	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.33 —	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 1, 2008, and incorporated herein by reference].

10.34 —	Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.35 —	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.36 —	Albemarle Corporation 2008 Incentive Plan [filed as Annex A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.37 —	First Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 31, 2009, and incorporated herein by reference].

10.38 —	2008 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex B to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.39 —	Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658) filed on August 7, 2008, and incorporated herein by reference].

10.40 —	Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

10.41 —	Second Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

10.42 —	First Amendment to the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors [filed as Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

*12.1 —	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1 —	Significant Subsidiaries of the Company.

*23.1 —	Consent of PricewaterhouseCoopers LLP.

*31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1 —	Five-Year Summary.

*101 —

Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iii) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Included with this filing.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ MARK C. ROHR
(Mark C. Rohr)
Chairman of the Board

Dated: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2011.

Signature	Title

/S/ MARK C. ROHR	Chairman of the Board and Chief Executive Officer (principal executive officer)
(Mark C. Rohr)

/S/ SCOTT A. TOZIER	Senior Vice President, Chief Financial Officer (principal financial officer)
(Scott A. Tozier)

/S/ WILLIAM B. ALLEN, JR.	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(William B. Allen, Jr.)

/S/ J. ALFRED BROADDUS, JR.	Director
(J. Alfred Broaddus, Jr.)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/s/ R. WILLIAM IDE III	Director
(R. William Ide III)

/S/ RICHARD L. MORRILL	Director
(Richard L. Morrill)

/S/ JIM W. NOKES	Director
(Jim W. Nokes)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ CHARLES E. STEWART	Director
(Charles E. Stewart)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)