Form 10-Q
period 2011-03-31
ALBEMARLE CORP
filed 2011-04-28
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011

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

Number of shares of common stock, $.01 par value, outstanding as of April 22, 2011: 91,692,039

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$696,530	$580,270
Cost of goods sold	463,514	415,799

Gross profit	233,016	164,471
Selling, general and administrative expenses	73,039	66,530
Research and development expenses	17,615	14,719
Restructuring and other charges	—	6,958

Operating profit	142,362	76,264
Interest and financing expenses	(9,592)	(5,936)
Other income, net	338	1,010

Income before income taxes and equity in net income of unconsolidated investments	133,108	71,338
Income tax expense	32,172	16,700

Income before equity in net income of unconsolidated investments	100,936	54,638
Equity in net income of unconsolidated investments (net of tax)	12,831	10,276

Net income	113,767	64,914
Net income attributable to noncontrolling interests	(7,187)	(1,606)

Net income attributable to Albemarle Corporation	$106,580	$63,308

Basic earnings per share	$1.16	$0.69

Diluted earnings per share	$1.15	$0.69

Weighted-average common shares outstanding – basic	91,633	91,386

Weighted-average common shares outstanding – diluted	92,517	92,193

Cash dividends declared per share of common stock	$0.165	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$441,013	$529,650
Trade accounts receivable, less allowance for doubtful accounts (2011 – $2,510; 2010 – $2,527)	401,637	340,888
Other accounts receivable	44,866	33,772
Inventories	402,967	389,210
Other current assets	55,891	54,678

Total current assets	1,346,374	1,348,198

Property, plant and equipment, at cost	2,506,233	2,440,178
Less accumulated depreciation and amortization	1,466,228	1,433,865

Net property, plant and equipment	1,040,005	1,006,313
Investments	207,379	180,690
Other assets	123,364	125,878
Goodwill	287,264	272,238
Other intangibles, net of amortization	135,495	134,764

Total assets	$3,139,881	$3,068,081

Liabilities And Equity
Current liabilities:
Accounts payable	$210,573	$175,183
Accrued expenses	131,653	143,684
Current portion of long-term debt	9,097	8,983
Dividends payable	14,814	12,547
Income taxes payable	15,474	23,780

Total current liabilities	381,611	364,177

Long-term debt	758,597	851,927
Postretirement benefits	54,716	55,014
Pension benefits	53,088	102,836
Other noncurrent liabilities	105,616	108,811
Deferred income taxes	123,585	109,570
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,668 in 2011 and 91,594 in 2010	917	916
Additional paid-in capital	28,856	18,835
Accumulated other comprehensive loss	(85,640)	(164,196)
Retained earnings	1,651,976	1,560,519

Total Albemarle Corporation shareholders’ equity	1,596,109	1,416,074

Noncontrolling interests	66,559	59,672

Total equity	1,662,668	1,475,746

Total liabilities and equity	$3,139,881	$3,068,081

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Comprehensive income (loss):
Net income					106,580	106,580	7,187	113,767
Foreign currency translation, net of tax of $2,631				74,277		74,277	(300)	73,977
Pension and postretirement benefits, net of tax of $(2,453)				4,245		4,245		4,245
Other, net of tax of $(21)				34		34		34

Total comprehensive income				78,556	106,580	185,136	6,887	192,023
Cash dividends declared					(15,123)	(15,123)		(15,123)
Stock-based compensation and other			6,501			6,501		6,501
Exercise of stock options	17,500	—	205			205		205
Tax benefit related to stock plans			3,867			3,867		3,867
Issuance of common stock, net	65,667	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(9,646)	—	(551)			(551)		(551)

Balance at March 31, 2011	91,667,505	$917	$28,856	$(85,640)	$1,651,976	$1,596,109	$66,559	$1,662,668

Balance at January 1, 2010	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income					63,308	63,308	1,606	64,914
Foreign currency translation, net of tax of $(355)				(57,582)		(57,582)		(57,582)
Pension and postretirement benefits, net of tax of $(1,443)				2,537		2,537		2,537
Other, net of tax of $2				3		3		3

Total comprehensive (loss) income				(55,042)	63,308	8,266	1,606	9,872
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cash dividends declared					(12,788)	(12,788)		(12,788)
Stock-based compensation and other			6,122			6,122		6,122
Exercise of stock options	63,000	—	978			978		978
Shares repurchased and retired	(240,000)	(2)	(8,632)			(8,634)		(8,634)
Tax benefit related to stock plans			480			480		480
Issuance of common stock, net	14,000	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(2,091)	—	(74)			(74)		(74)

Balance at March 31, 2010	91,344,008	$913	$7,532	$(146,902)	$1,338,503	$1,200,046	$41,107	$1,241,153

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash and cash equivalents at beginning of year	$529,650	$308,791

Cash flows from operating activities:
Net income	113,767	64,914
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	23,004	24,701
Restructuring and other charges	—	6,958
Stock-based compensation	6,789	4,347
Excess tax benefits realized from stock-based compensation arrangements	(3,867)	(480)
Equity in net income of unconsolidated investments (net of tax)	(12,831)	(10,276)
Working capital changes	(52,116)	(74,296)
Dividends received from unconsolidated investments and nonmarketable securities	2,221	5,176
Pension and postretirement expense	6,463	5,395
Pension and postretirement contributions	(51,949)	(22,209)
Unrealized gain on investments in marketable securities	(1,483)	(368)
Net change in noncurrent income tax payables and receivables	(684)	2,222
Net change in noncurrent environmental liabilities	733	(527)
Deferred income taxes	21,209	9,914
Other, net	(4,700)	2,613

Net cash provided by operating activities	46,556	18,084

Cash flows from investing activities:
Capital expenditures	(31,894)	(16,141)
Cash impact from deconsolidation of Stannica LLC, net	—	(13,074)
Cash payments related to acquisitions and other	(633)	(92)
Sales of marketable securities, net	1,872	1,386
Investments in equity and other corporate investments	(10,666)	—

Net cash used in investing activities	(41,321)	(27,921)

Cash flows from financing activities:
Repayments of long-term debt	(100,622)	(14,445)
Proceeds from borrowings	6,694	6,654
Dividends paid to shareholders	(12,856)	(11,401)
Repurchases of common stock	—	(8,634)
Proceeds from exercise of stock options	205	978
Excess tax benefits realized from stock-based compensation arrangements	3,867	480
Withholding taxes paid on stock-based compensation award distributions	(551)	(74)

Net cash used in financing activities	(103,263)	(26,442)

Net effect of foreign exchange on cash and cash equivalents	9,391	(5,195)

Decrease in cash and cash equivalents	(88,637)	(41,474)

Cash and cash equivalents at end of period	$441,013	$267,317

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, our consolidated statements of income and consolidated statements of changes in equity for the three-month periods ended March 31, 2011 and 2010 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2011. The December 31, 2010 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction (losses) gains for the three-month periods ended March 31, 2011 and 2010 in the amount of $(0.5) million and $0.8 million, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the first quarter of 2011 was 24.2 percent compared with 23.4 percent for the first quarter of 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the first quarter of 2011 and first quarter of 2010 is mainly due to the impact of earnings from outside the U.S.

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010 are calculated as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$106,580	$63,308

Denominator:
Weighted-average common shares for basic earnings per share	91,633	91,386

Basic earnings per share	$1.16	$0.69

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$106,580	$63,308

Denominator:
Weighted-average common shares for basic earnings per share	91,633	91,386
Incremental shares under stock compensation plans	884	807

Total shares	92,517	92,193

Diluted earnings per share	$1.15	$0.69

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 5—Dividends:

Cash dividends declared for the three-month period ended March 31, 2011 totaled 16.5 cents per share, which were declared on February 16, 2011 and paid on April 1, 2011. Cash dividends declared for the three-month period ended March 31, 2010 totaled 14.0 cents per share, which were declared on February 17, 2010 and paid April 1, 2010.

NOTE 6—Inventories:

The following table provides a breakdown of inventories at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Finished goods	$295,341	$279,365
Raw materials	63,264	66,645
Stores, supplies and other	44,362	43,200

Total inventories	$402,967	$389,210

NOTE 7—Investments:

In the first quarter of 2011, we made approximately $10.7 million in capital contributions to our 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC).

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in the first quarter of 2010 and the remainder was collected in the third quarter of 2010), reducing our ownership to fifty percent. We determined that the joint venture was a variable interest entity but that we were not the primary beneficiary of the venture arrangement; accordingly, we deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in Investments in our condensed consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in the first quarter of 2010, the earnings associated with our investment in Stannica LLC were reported in Equity in net income of unconsolidated investments in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymer Solutions segment. The carrying value of our investment in Stannica LLC was $8.0 million and $10.2 million at March 31, 2011 and December 31, 2010, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 8—Long-Term Debt:

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Variable-rate domestic bank loans	$—	$—
5.10% Senior notes, net of unamortized discount of $128 at March 31, 2011 and $137 at December 31, 2010	324,872	324,863
4.50% Senior notes, net of unamortized discount of $3,050 at March 31, 2011 and $3,128 at December 31, 2010	346,950	346,872
Fixed rate foreign borrowings	29,808	33,223
Capital lease obligation	6,042	5,873
Variable-rate foreign bank loans	59,537	149,520
Miscellaneous	485	559

Total	767,694	860,910
Less amounts due within one year	9,097	8,983

Total long-term debt	$758,597	$851,927

Aggregate maturities of long-term debt as of March 31, 2011 are as follows (in millions): 2011—$9.0; 2012—$14.5; 2013—$58.2; 2014—$6.0; 2015—$327.1; thereafter—$356.1.

NOTE 9—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2011, as follows (in thousands):

Beginning balance at December 31, 2010	$13,806
Expenditures	(567)
Changes in estimates	50
Foreign currency translation	779

Ending balance at March 31, 2011	14,068
Less amounts reported in Accrued expenses	1,188

Amounts reported in Other noncurrent liabilities	$12,880

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately 70% of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of compliance with environmental protection laws, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17.3 million before income taxes.

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site with a recorded value of $6.3 million.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

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

NOTE 10—Operating Segments:

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net sales:
Polymer Solutions	$258,223	$216,653
Catalysts	260,957	227,653
Fine Chemistry	177,350	135,964

Total net sales	$696,530	$580,270

Segment operating profit:
Polymer Solutions	$69,831	$40,363
Catalysts	62,131	46,995
Fine Chemistry	33,959	12,568

Subtotal	165,921	99,926

Equity in net income of unconsolidated investments:
Polymer Solutions	2,489	2,194
Catalysts	10,461	8,109
Fine Chemistry	—	—
Corporate & Other	(119)	(27)

Total equity in net income of unconsolidated investments	12,831	10,276

Net income attributable to noncontrolling interests:
Polymer Solutions	(2,846)	(790)
Catalysts	—	—
Fine Chemistry	(4,425)	(798)
Corporate & Other	84	(18)

Total net income attributable to noncontrolling interests	(7,187)	(1,606)

Segment income:
Polymer Solutions	69,474	41,767
Catalysts	72,592	55,104
Fine Chemistry	29,534	11,770

Total segment income	171,600	108,641

Corporate & other	(23,594)	(16,749)
Restructuring and other charges(1)	—	(6,958)
Interest and financing expenses	(9,592)	(5,936)
Other income, net	338	1,010
Income tax expense	(32,172)	(16,700)

Net income attributable to Albemarle Corporation	$106,580	$63,308

(1)	The quarter ended March 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 11—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net Periodic Pension Benefit Cost (Credit):
Service cost	$2,932	$2,694
Interest cost	8,076	7,906
Expected return on assets	(12,119)	(10,072)
Amortization of net transition asset	—	(2)
Amortization of prior service benefit	(245)	(250)
Amortization of net loss	6,493	4,221

Total net periodic pension benefit cost	$5,137	$4,497

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$125	$136
Interest cost	845	901
Expected return on assets	(111)	(134)
Amortization of prior service benefit	(99)	(426)
Amortization of net loss	566	421

Total net periodic postretirement benefit cost	$1,326	$898

Total net periodic pension and postretirement benefit cost	$6,463	$5,395

We have made contributions of $50.8 million and $21.4 million to our qualified and nonqualified pension plans during the three-month periods ended March 31, 2011 and 2010, respectively.

We paid approximately $1.1 million and $0.8 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2011 and 2010, respectively.

NOTE 12—Fair Value of Financial Instruments:

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets, with the exceptions of the 4.5% and 5.1% senior notes and the foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	March 31, 2011		December 31, 2010
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$767,694	$784,669	$860,910	$879,511

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2011 and December 31, 2010, we had outstanding foreign currency forward contracts with notional values totaling $260.9 million and $375.4 million, respectively. At December 31, 2010, we had balances of $0.5 million and $5.4 million in Other accounts receivable and Accrued expenses, respectively, associated with the fair values of our foreign currency forward contracts (at March 31, 2011 these amounts were insignificant). Gains and losses on foreign currency forward contracts are recognized currently in income; however, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three-month periods ended March 31, 2011 and 2010 we recognized gains of $5.8 million and $0.2 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair values of our foreign currency forward contracts (with such amounts being substantially offset by changes in the value of the underlying exposures being hedged). Also, for the three months ended March 31, 2011, we recorded $(5.8) million related to the change in the fair values of our foreign currency forward contracts and $0.9 million of cash settlements in Other, net in our March 31, 2011 statement of cash flows. Such amounts associated with these activities for the three months ended March 31, 2010 were not material.

NOTE 13—Fair Value Measurement:

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)

Assets:
Investments under executive deferred compensation plan (a)	$17,374	$17,374	$—
Equity securities (b)	$30	$30	$—
Foreign currency forward contracts (c)	$1	$—	$1

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,374	$17,374	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)

Assets:
Investments under executive deferred compensation plan (a)	$17,763	$17,763	$—
Equity securities (b)	$29	$29	$—
Foreign currency forward contracts (c)	$540	$—	$540

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,763	$17,763	$—
Foreign currency forward contracts (c)	$5,413	$—	$5,413

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

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

(b)

Our investments in equity securities are classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other within Comprehensive income (loss) in our statements of changes in equity. These securities are classified within Level 1.

(c)

As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and we do not use leveraged derivative financial instruments. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2.

NOTE 14—Restructuring and Other Charges:

The three-month period ended March 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related principally to planned reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014.

We had the following activity in our recorded workforce reduction liabilities for the three months ended March 31, 2011 (in thousands):

Beginning balance at December 31, 2010	$7,074
Workforce reduction charges	950
Payments	(1,224)
Foreign currency translation	478

Ending balance at March 31, 2011	7,278
Less amounts reported in Accrued expenses	3,806

Amounts reported in Other noncurrent liabilities	$3,472

During the first quarter of 2011, we recorded approximately $1.0 million in charges related to restructuring programs at various manufacturing locations in the U.S. Payments under these programs are expected to occur within the next 12 months.

NOTE 15—Recently Issued Accounting Pronouncements:

In December 2010, the Financial Accounting Standards Board, or FASB, amended its accounting guidance related to the disclosure of pro forma information for business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendments also require public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. These amendments became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued new accounting guidance relating to separating consideration in multiple-deliverable revenue arrangements. Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than on a combined basis) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price. This new guidance, effective for fiscal years beginning on or after June 15, 2010, did not have a material effect on our consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In January 2010, new accounting guidance was issued by the FASB that requires additional disclosures about amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons therefor. Additionally, entities are now required to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable (Level 3) inputs. The amendments also clarified that entities should provide fair value measurement disclosures for each class, or subset, of assets or liabilities within a line item in the statement of financial position, and entities should disclose information about inputs and valuation techniques for Level 2 and Level 3 fair value measurements, whether recurring or nonrecurring. These amendments were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the reconciliation of fair value measurements using Level 3 inputs, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The provisions of this guidance did not have a have a material effect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2010. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 23.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

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

First Quarter 2011

During the first quarter of 2011:

•	We achieved quarterly earnings of $1.15 per share on a diluted basis, up 67 percent over the first quarter 2010.

•	Our net sales for the quarter increased 20 percent from the first quarter 2010 to $697 million.

•	We had strong operating performance with significant year-over-year profit growth across all three segments.

•	Our quarterly dividend increased to $0.165 per share of common stock ($0.66 annually).

Outlook

During the first quarter of 2011 we have seen strong demand in the global markets that we serve contributing to an already tight supply situation for many of our products. Our businesses are well positioned to capitalize on opportunities in both recovering markets and emerging markets that bring new demand.

We continue to monitor key economic indicators and work to manage potential headwinds such as increased raw material and energy costs, pensions and other personnel costs. Also, we are monitoring potential global business impacts from the March 2011 earthquake and tsunami activity off the northeast coast of Japan, although our first quarter 2011 results were not materially affected by this event.

Overall, we expect the same fundamentals that drove our 2010 performance to remain in place and position us to deliver solid earnings growth in 2011.

Polymer Solutions: Our pricing programs combined with overall stable demand in the consumer electronics, automotive and commercial construction markets resulted in strong financial performance during the first quarter of 2011, especially in our fire safety business. Successful implementation of our pricing initiatives will help to offset raw material inflation headwinds we are facing as well as fund further investment in new products and technologies. Further, we believe improving global standards of living, coupled with the potential for increasingly stringent fire-safety regulations and global climate initiatives, should drive continued long-term demand for fire safety products.

Our presence in China should continue to grow with the newly added capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site is well positioned to serve the Asia Pacific construction and electronics markets.

GreenarmorTM, the first EarthwiseTM product from our Polymer Solutions segment, is expected to be commercially available in 2011. The EarthwiseTM portfolio is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: Improved volumes and higher pricing to counter significant raw material price increases drove net sales and earnings growth in our Catalysts segment in the first quarter of 2011. Increased global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalyst business. We expect growth in our polyolefin catalysts division to come from growing global demand for plastics, particularly in Asia and the Middle East. Our fluidized catalytic cracking, or FCC, refinery catalysts business has seen significant price increases in rare earth materials due to recent Chinese export quotas. Our steps to maintain sufficient security of supply for the foreseeable future, as well as implemented cost pass-through mechanisms are helping us sustain current profitability levels for this business so far in 2011.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries are expected to contribute to the segment’s performance in 2011. We believe our focus on advanced product development in Catalysts is achieving commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned which enables us to continue to bring innovative technologies to the market. Additionally, we expect to continue exploring new alternative fuel opportunities by partnering with leading renewable fuels technology developers who can benefit from Albemarle’s catalysis expertise.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us to lead in the key Middle East developing region and the fast growing Middle East polyolefins market. Construction at our recently acquired Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin and high brightness LED regional markets. Intermediate commercial operations at the site are expected to begin in 2011, with the commercial facility being fully operational in 2012, to meet regional growth in metallocene polyolefins and trimethyl gallium (TMG) markets for high brightness LED.

Fine Chemistry: Our Fine Chemistry segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we are seeing strong growth in the first quarter of 2011 as demand across our bromine franchise expanded, with new applications widening the breadth of use of our bromine and bromine derivatives and global supply remaining tight. Our completion fluids business has started to regain traction during the first quarter of 2011 and we expect this trend to continue throughout the year as global drilling activity increases to satisfy higher fuel demand. Additionally, we are encouraged by long-term drivers in the U.S. and China for our mercury control business. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in the U.S. (and China) and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard. We expect to sustain the healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

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

Our fine chemistry services product pipeline is strong and opportunities are expanding. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug. Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. Also, we expect our global effective tax rate for 2011 will be 24.2%, but our rate will vary based on the locales in which income is actually earned. We increased our quarterly dividend payout in the first quarter of 2011 to 16.5 cents per share. Under our existing share repurchase program, we expect to periodically repurchase shares in 2011 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint.

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

First Quarter 2011 Compared to First Quarter 2010

Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2011	2010	2011 vs. 2010
	(In thousands, except percentages and per share amounts)
NET SALES	$696,530	$580,270	20%
Cost of goods sold	463,514	415,799	11%

GROSS PROFIT	233,016	164,471	42%
GROSS PROFIT MARGIN	33.5%	28.3%
Selling, general and administrative expenses	73,039	66,530	10%
Research and development expenses	17,615	14,719	20%
Restructuring and other charges	—	6,958	*

OPERATING PROFIT	142,362	76,264	87%
OPERATING PROFIT MARGIN	20.4%	13.1%
Interest and financing expenses	(9,592)	(5,936)	62%
Other income, net	338	1,010	(67)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	133,108	71,338	87%
Income tax expense	32,172	16,700	93%
Effective tax rate	24.2%	23.4%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	100,936	54,638	85%
Equity in net income of unconsolidated investments (net of tax)	12,831	10,276	25%

NET INCOME	113,767	64,914	75%
Net income attributable to noncontrolling interests	(7,187)	(1,606)	348%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$106,580	$63,308	68%

PERCENTAGE OF NET SALES	15.3%	10.9%

Basic earnings per share	$1.16	$0.69	68%

Diluted earnings per share	$1.15	$0.69	67%

* Percentage calculation is not meaningful.

Net Sales

For the three-month period ended March 31, 2011, we recorded net sales of $696.5 million, a 20% increase compared to net sales of $580.3 million for the three-month period ended March 31, 2010. This increase was due primarily to favorable price in all segments as well as higher volumes for the Company as a whole resulting mainly from improved market conditions over first quarter 2010. Price was favorable 12% while volume had a favorable impact on our net sales of 8%.

Polymer Solutions net sales increased $41.6 million, or 19%, for the three-month period ended March 31, 2011 compared to the same period in 2010, due mainly to the impact of favorable price of 20%, partly offset by slightly lower volume impacts of 1%. Catalysts net sales increased $33.3 million, or 15%, for the three-month period ended March 31, 2011, compared to the same period last year due mainly to an increase in volumes contributing 9% and favorable price of 6%. Fine Chemistry net sales increased $41.4 million, or 30%, for the three-month period ended March 31, 2011, as compared to the same period last year, primarily due to higher volumes contributing 23% of the increase as well as favorable price impacts of 7%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended March 31, 2011, our gross profit increased $68.5 million, or 42%, from the corresponding 2010 period due mainly to favorable pricing across our segments as well as overall stronger volumes and related favorable production rate impacts on cost, partly offset by higher variable input costs (mainly raw materials). Overall, these factors contributed to our improved gross profit margin for the three-month period ended March 31, 2011 of 33.5%, up from 28.3% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2011, our selling, general and administrative, or SG&A, expenses increased $6.5 million, or 10%, from the three-month period ended March 31, 2010. This increase was primarily due to higher personnel-related costs. As a percentage of net sales, SG&A expenses were 10.5% for the three-month period ended March 31, 2011, compared to 11.5% for the corresponding period in 2010.

Research and Development Expenses

For the three-month period ended March 31, 2011, our research and development, or R&D, expenses increased $2.9 million, or 20%, from the three-month period ended March 31, 2010. As a percentage of net sales, R&D expenses were 2.5% for the three-month periods ended March 31, 2011 and 2010.

Restructuring and Other Charges

The three-month period ended March 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related principally to planned reductions in force at our Bergheim, Germany site.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2011 increased $3.7 million to $9.6 million from the corresponding 2010 period due mainly to higher average interest rates on our outstanding borrowings.

Other Income, Net

Other income, net for the three-month period ended March 31, 2011 was $0.3 million versus $1.0 million for the corresponding 2010 period. This change was due primarily to unfavorable net foreign exchange losses and other miscellaneous items over the corresponding period in 2010.

Income Tax Expense

The effective income tax rate for the first quarter of 2011 was 24.2% compared with 23.4% for the first quarter of 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended March 31, 2011 and 2010 is mainly due to the impact of earnings from outside the U.S. Based on our current level and location of income, we expect our effective tax rate will be 24.2% for the year 2011.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $12.8 million for the three-month period ended March 31, 2011 compared to $10.3 million in the same period last year. This increase was due primarily to improved results in our Catalysts segment joint ventures Nippon Ketjen Company Limited, or Nippon Ketjen, and Fábrica Carioca de Catalisadores SA, or FCC SA.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended March 31, 2011, net income attributable to noncontrolling interests was $7.2 million compared to $1.6 million in the same period last year. This increase of $5.6 million was due primarily to improved volumes and profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on higher demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $106.6 million in the three-month period ended March 31, 2011, from $63.3 million in the three-month period ended March 31, 2010, primarily due to favorable pricing, sales volume increases, lower restructuring and other charges and favorable equity in net income of unconsolidated investments. These impacts were partly offset primarily by higher variable input costs, higher SG&A costs due mainly to increases in personnel-related costs, higher R&D costs, higher net income attributable to noncontrolling interests and higher income taxes.

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

	Three Months Ended March 31,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$258,223	37.1%	$216,653	37.4%	19%
Catalysts	260,957	37.5%	227,653	39.2%	15%
Fine Chemistry	177,350	25.4%	135,964	23.4%	30%

Total net sales	$696,530	100.0%	$580,270	100.0%	20%

Segment operating profit:
Polymer Solutions	$69,831	27.0%	$40,363	18.6%	73%
Catalysts	62,131	23.8%	46,995	20.6%	32%
Fine Chemistry	33,959	19.1%	12,568	9.2%	170%

Subtotal	165,921		99,926		66%

Equity in net income of unconsolidated investments:
Polymer Solutions	2,489		2,194		13%
Catalysts	10,461		8,109		29%
Fine Chemistry	—		—		—%
Corporate & other	(119)		(27)		*

Total equity in net income of unconsolidated investments	12,831		10,276		25%

Net income attributable to noncontrolling interests:
Polymer Solutions	(2,846)		(790)		260%
Catalysts	—		—		—%
Fine Chemistry	(4,425)		(798)		*
Corporate & other	84		(18)		*

Total net income attributable to noncontrolling interests	(7,187)		(1,606)		348%

Segment income:
Polymer Solutions	69,474	26.9%	41,767	19.3%	66%
Catalysts	72,592	27.8%	55,104	24.2%	32%
Fine Chemistry	29,534	16.7%	11,770	8.7%	151%

Total segment income	171,600		108,641		58%

Corporate & other	(23,594)		(16,749)		41%
Restructuring and other charges	—		(6,958)		*
Interest and financing expenses	(9,592)		(5,936)		62%
Other income, net	338		1,010		(67)%
Income tax expense	(32,172)		(16,700)		93%

Net income attributable to Albemarle Corporation	$106,580		$63,308		68%

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

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Total segment operating profit	$165,921	$99,926
Add (less):
Corporate & other(a)	(23,559)	(16,704)
Restructuring and other charges	—	(6,958)

GAAP Operating profit	$142,362	$76,264

Total segment income	$171,600	$108,641
Add (less):
Corporate & other	(23,594)	(16,749)
Restructuring and other charges	—	(6,958)
Interest and financing expenses	(9,592)	(5,936)
Other income, net	338	1,010
Income tax expense	(32,172)	(16,700)

GAAP Net income attributable to Albemarle Corporation	$106,580	$63,308

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(35) and $(45) for the three-month periods ended March 31, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended March 31, 2011 were $258.2 million, up $41.6 million, or 19%, compared to the same period in 2010, due mainly to the impact of favorable pricing of 20% resulting from the execution of recent price increases in our fire safety portfolio largely in response to rising raw material costs, offset slightly by lower volume impacts of 1%. Our stabilizers and curatives business also showed favorable pricing impacts in the first quarter 2011 over first quarter 2010 although partly offset by lower volumes. Segment income for Polymer Solutions was up 66%, or $27.7 million, to $69.5 million for the three-month period ended March 31, 2011 versus the same period in 2010, due mainly to the overall pricing improvements noted above, partly offset by higher variable input costs (mainly raw materials). Further, Polymer Solutions segment results for the first quarter 2011 were unfavorably impacted by higher SG&A/R&D spending for the segment of $1.8 million compared to the corresponding period in 2010 and $2.1 million in higher net income attributable to noncontrolling interests in our JBC joint venture, partly offset by higher equity in net income from our unconsolidated investment Magnifin of $0.3 million versus first quarter 2010.

Catalysts

Catalysts segment net sales for the three-month period ended March 31, 2011 were $261.0 million, an increase of $33.3 million, or 15%, versus the three-month period ended March 31, 2010. This increase was due mainly to an increase in volumes contributing 9% and favorable price impacts of 6%. The higher volumes were due mainly to strong demand in refinery catalysts (particularly hydroprocessing catalysts and alternative fuels, offset in part by lower volumes in FCC refinery catalysts) as well as favorable volume impacts in polyolefin catalysts. Also, Catalysts pricing was up in refinery catalysts (mainly FCC and HPC) due mainly to the pass through of higher raw material costs. Catalysts segment income increased 32%, or $17.5 million, to $72.6 million for the three-month period ended March 31, 2011 in comparison to the three-month period ended March 31, 2010. This increase was mainly in our refinery catalysts business due to the volume and pricing gains noted above, partly offset by higher variable input costs (mainly raw materials). First quarter 2011 Catalysts segment income also benefited from year-over-year improvement in equity in net income from unconsolidated investments of $2.4 million, resulting mainly from improved performance in its refinery catalysts joint venture Nippon Ketjen due to higher sales volumes as well as favorable results from FCC SA year over year.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended March 31, 2011 were $177.4 million, an increase of $41.4 million, or 30%, versus the three-month period ended March 31, 2010. This increase was primarily attributable to higher volumes (particularly in our performance chemicals and agricultural intermediates businesses) contributing a 23% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of $5.1 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Pricing was also favorable 7% year-over-year for the segment. Segment income for the three-month period ended March 31, 2011 was $29.5 million, up 151% from the corresponding period in 2010. These improved results were due mainly to higher sales volumes and pricing in the segment, particularly in performance chemicals, offset in part by higher variable input costs (mainly raw materials). Also, Fine Chemistry segment income results were unfavorably impacted by higher net income attributable to noncontrolling interests of $3.6 million (mainly from improved bromine portfolio performance in our JBC joint venture) as well as higher SG&A/R&D spending of $2.3 million.

Corporate and other

For the three-month period ended March 31, 2011, our Corporate and other expense was $23.6 million versus $16.7 million for the corresponding period in 2010. This increase was primarily due to higher employee-related costs, reflected mainly in selling, general and administrative expenses.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances, our cash from operations and our long term borrowing capability to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash and cash equivalents decreased by $88.6 million to $441.0 million at March 31, 2011, down from $529.7 million at December 31, 2010. For the three-month period ended March 31, 2011, our operations provided $46.6 million of cash as compared to $18.1 million in the three-month period ended March 31, 2010. This increase of $28.5 million is primarily due to an increase in profitability and favorable changes in working capital versus the first quarter of 2010, partly offset mainly by higher pension and postretirement contributions. Our cash from operations for the first quarter 2011 combined with cash on hand funded capital expenditures for plant, machinery and equipment of $31.9 million, $10.7 million in additions to equity and other corporate investments, repayments of long-term debt of $100.6 million and dividends to shareholders of $12.9 million. In the first quarter of 2010, our cash balances were unfavorably impacted by $13.1 million resulting from the deconsolidation of our Stannica LLC joint venture on January 1, 2010.

Net current assets decreased $19.3 million to $964.8 million at March 31, 2011 from $984.0 million at December 31, 2010. The decrease in net current assets was due primarily to a decrease in cash and cash equivalents and an increase in accounts payable, partly offset by an increase in accounts receivable.

Capital expenditures for the three-month period ended March 31, 2011 of approximately $32 million were used for plant, machinery and equipment improvements. We expect our capital expenditures will be approximately $150 million in 2011 mainly due to capital projects associated with increased capacity, cost reduction and continuity of operations.

While we continue to closely monitor our cash generation, working capital management and capital spending, we believe we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations, with additional cash needed, if any, provided by long-term borrowings. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015 and $350.0 million of 4.50% senior notes due in 2020, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the Treasury Rate (as defined in the indentures governing the senior notes) plus 15 basis points for the senior notes maturing in 2015 and 25 basis points for the senior notes maturing in 2020, plus, in each case, accrued interest thereon to the date of redemption. However, the 2020 senior notes are redeemable in whole or in part, at our option, at any time on or after three months prior to the maturity date, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. Holders of the 2020 senior notes may require us to purchase such notes at 101% upon a Change of Control Triggering Event, as defined in the related indenture.

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2011, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit upon additional loan commitments by our existing and/or additional lenders. The total spread and fees can range from 0.32% to 0.675% over the London Inter-Bank Offered Rate, or LIBOR, applicable to the currency of the borrowing and are based on our credit rating as determined by the major rating agencies. There were no borrowings outstanding under the March 2007 credit agreement during the three-month period ended March 31, 2011.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement, as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement, would exceed 20% of consolidated net worth as defined in the March 2007 credit agreement. We believe that as of March 31, 2011, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $758.6 million at March 31, 2011, compared to $851.9 million at December 31, 2010. This decrease was mainly attributable to repayments of long-term debt of $100.6 million during the first quarter of 2011. In addition, at March 31, 2011, we had the ability to borrow $675.0 million under our March 2007 credit agreement and $156.0 million under other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore, amounts outstanding under our other existing credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $34.2 million at March 31, 2011. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2011 contributions to our domestic and foreign qualified and nonqualified pension plans should approximate $55 million. We may choose to make additional pension contributions in excess of this amount. We have made $50.8 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2011.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $21.2 million and $21.9 million at March 31, 2011 and December 31, 2010, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.3 million at March 31, 2011 and December 31, 2010. We cannot estimate the amount of any cash payments associated with these liabilities for the remainder of 2011 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have a material effect on earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our results.

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

Liquidity Outlook

We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, make pension contributions and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, renew their extensions of credit or provide new financing. While the corporate bond market remains strong, availability of bank debt is far more limited than prior to the market disruptions in 2008 and 2009, which severely impacted many financial institutions. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At March 31, 2011, we had the ability to borrow in excess of $831.0 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $441.0 million as of March 31, 2011, which represents an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

We had variable interest rate borrowings of $59.5 million outstanding at March 31, 2011, bearing a weighted average interest rate of 4.57% and representing 8% of our total outstanding debt. A hypothetical 10% change (approximately 46 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of March 31, 2011. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $260.9 million and with a fair value representing a minimal net asset position at March 31, 2011. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2011, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $10.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of $6.6 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2011, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At March 31, 2011 and December 31, 2010, we had no natural gas hedge contracts outstanding.

Item 4.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in legal proceedings of types regarded as common in our businesses, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 9 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

101 Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2011, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: April 28, 2011	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier Senior Vice President, Chief Financial Officer (principal financial officer)