Form 10-Q
period 2011-06-30
ALBEMARLE CORP
filed 2011-07-26
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011

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

Number of shares of common stock, $.01 par value, outstanding as of July 20, 2011: 91,742,444

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$742,108	$592,483	$1,438,638	$1,172,753
Cost of goods sold	490,159	404,316	953,673	820,115

Gross profit	251,949	188,167	484,965	352,638
Selling, general and administrative expenses	82,907	66,865	155,946	133,395
Research and development expenses	19,947	14,667	37,562	29,386
Restructuring and other charges	—	—	—	6,958

Operating profit	149,095	106,635	291,457	182,899
Interest and financing expenses	(9,274)	(5,984)	(18,866)	(11,920)
Other (expenses) income, net	(760)	(729)	(422)	281

Income before income taxes and equity in net income of unconsolidated investments	139,061	99,922	272,169	171,260
Income tax expense	30,154	24,331	62,326	41,031

Income before equity in net income of unconsolidated investments	108,907	75,591	209,843	130,229
Equity in net income of unconsolidated investments (net of tax)	14,787	10,495	27,618	20,771

Net income	123,694	86,086	237,461	151,000
Net income attributable to noncontrolling interests	(9,535)	(4,335)	(16,722)	(5,941)

Net income attributable to Albemarle Corporation	$114,159	$81,751	$220,739	$145,059

Basic earnings per share	$1.24	$0.90	$2.41	$1.59

Diluted earnings per share	$1.23	$0.89	$2.38	$1.57

Weighted-average common shares outstanding – basic	91,713	91,308	91,673	91,347

Weighted-average common shares outstanding – diluted	92,795	92,111	92,656	92,152

Cash dividends declared per share of common stock	$0.165	$0.14	$0.33	$0.28

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$490,715	$529,650
Trade accounts receivable, less allowance for doubtful accounts (2011 – $3,629; 2010 – $2,527)	419,841	340,888
Other accounts receivable	37,389	33,772
Inventories	443,253	389,210
Other current assets	64,498	54,678

Total current assets	1,455,696	1,348,198

Property, plant and equipment, at cost	2,540,701	2,440,178
Less accumulated depreciation and amortization	1,477,261	1,433,865

Net property, plant and equipment	1,063,440	1,006,313
Investments	216,983	180,690
Other assets	123,254	125,878
Goodwill	295,371	272,238
Other intangibles, net of amortization	137,603	134,764

Total assets	$3,292,347	$3,068,081

Liabilities And Equity
Current liabilities:
Accounts payable	$205,357	$175,183
Accrued expenses	142,216	143,684
Current portion of long-term debt	12,885	8,983
Dividends payable	14,846	12,547
Income taxes payable	19,109	23,780

Total current liabilities	394,413	364,177

Long-term debt	758,867	851,927
Postretirement benefits	54,443	55,014
Pension benefits	56,605	102,836
Other noncurrent liabilities	105,058	108,811
Deferred income taxes	120,842	109,570
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 91,738 in 2011 and 91,594 in 2010	917	916
Additional paid-in capital	36,755	18,835
Accumulated other comprehensive loss	(62,642)	(164,196)
Retained earnings	1,750,998	1,560,519

Total Albemarle Corporation shareholders’ equity	1,726,028	1,416,074

Noncontrolling interests	76,091	59,672

Total equity	1,802,119	1,475,746

Total liabilities and equity	$3,292,347	$3,068,081

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Comprehensive income (loss):
Net income					220,739	220,739	16,722	237,461
Foreign currency translation, net of tax of $1,628				96,839		96,839	(303)	96,536
Pension and postretirement benefits, net of tax of $(2,619)				4,623		4,623		4,623
Other, net of tax of $(56)				92		92		92

Total comprehensive income				101,554	220,739	322,293	16,419	338,712
Cash dividends declared					(30,260)	(30,260)		(30,260)
Stock-based compensation and other			12,917			12,917		12,917
Exercise of stock options	86,850	—	1,082			1,082		1,082
Tax benefit related to stock plans			5,694			5,694		5,694
Issuance of common stock, net	86,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(29,557)	—	(1,772)			(1,772)		(1,772)

Balance at June 30, 2011	91,737,990	$917	$36,755	$(62,642)	$1,750,998	$1,726,028	$76,091	$1,802,119

Balance at January 1, 2010	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income					145,059	145,059	5,941	151,000
Foreign currency translation, net of tax of $2,590				(129,722)		(129,722)		(129,722)
Pension and postretirement benefits, net of tax of $(4,110)				7,140		7,140		7,140
Other, net of tax of $17				34		34		34

Total comprehensive (loss) income				(122,548)	145,059	22,511	5,941	28,452
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared					(25,562)	(25,562)	(1,487)	(27,049)
Stock-based compensation and other			10,082			10,082		10,082
Exercise of stock options	111,000	1	1,770			1,771		1,771
Shares repurchased and retired	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			1,046			1,046		1,046
Issuance of common stock, net	92,250	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(70,685)	(1)	(3,108)			(3,109)		(3,109)

Balance at June 30, 2010	91,241,308	$912	$3,506	$(214,408)	$1,407,480	$1,197,490	$51,972	$1,249,462

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash and cash equivalents at beginning of year	$529,650	$308,791

Cash flows from operating activities:
Net income	237,461	151,000
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	47,310	48,411
Restructuring and other charges	—	6,958
Stock-based compensation	13,892	8,592
Excess tax benefits realized from stock-based compensation arrangements	(5,694)	(1,046)
Equity in net income of unconsolidated investments (net of tax)	(27,618)	(20,771)
Working capital changes	(98,796)	(77,816)
Dividends received from unconsolidated investments and nonmarketable securities	13,054	8,813
Pension and postretirement expense	13,671	10,687
Pension and postretirement contributions	(55,751)	(23,528)
Unrealized gain on investments in marketable securities	(1,910)	(228)
Net change in noncurrent income tax payables and receivables	(861)	2,354
Net change in noncurrent environmental liabilities	381	(1,097)
Deferred income taxes	18,388	19,241
Other, net	(7,357)	2,574

Net cash provided by operating activities	146,170	134,144

Cash flows from investing activities:
Capital expenditures	(67,627)	(33,930)
Cash impact from deconsolidation of Stannica LLC, net	—	(13,074)
Cash payments related to acquisitions and other	(5,908)	(92)
Sales of marketable securities, net	1,807	1,213
Investments in equity and other corporate investments	(10,868)	(5)

Net cash used in investing activities	(82,596)	(45,888)

Cash flows from financing activities:
Repayments of long-term debt	(105,206)	(28,524)
Proceeds from borrowings	14,558	8,310
Dividends paid to shareholders	(27,960)	(24,129)
Repurchases of common stock	—	(14,945)
Proceeds from exercise of stock options	1,082	1,771
Excess tax benefits realized from stock-based compensation arrangements	5,694	1,046
Withholding taxes paid on stock-based compensation award distributions	(1,772)	(3,109)

Net cash used in financing activities	(113,604)	(59,580)

Net effect of foreign exchange on cash and cash equivalents	11,095	(13,344)

(Decrease) increase in cash and cash equivalents	(38,935)	15,332

Cash and cash equivalents at end of period	$490,715	$324,123

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, our consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the six-month periods ended June 30, 2011 and 2010. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2011. The December 31, 2010 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction losses of $1.5 million and $2.1 million for the three- and six-month periods ended June 30, 2011, respectively, and $0.9 million and $0.1 million for the three- and six-month periods ended June 30, 2010, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the three- and six-month periods ended June 30, 2011 was 21.7% and 22.9%, respectively, compared to 24.4% and 24.0% for the three- and six-month periods ended June 30, 2010, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2011 and 2010 periods is mainly due to the impact of earnings from outside the U.S.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2011 and 2010 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$114,159	$81,751	$220,739	$145,059

Denominator:
Weighted-average common shares for basic earnings per share	91,713	91,308	91,673	91,347

Basic earnings per share	$1.24	$0.90	$2.41	$1.59

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$114,159	$81,751	$220,739	$145,059

Denominator:
Weighted-average common shares for basic earnings per share	91,713	91,308	91,673	91,347
Incremental shares under stock compensation plans	1,082	803	983	805

Total shares	92,795	92,111	92,656	92,152

Diluted earnings per share	$1.23	$0.89	$2.38	$1.57

On July 12, 2011, the Company declared a cash dividend of $0.165 per share for the third quarter of 2011, which is payable on October 1, 2011 to shareholders of record at the close of business as of September 15, 2011.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Finished goods	$313,107	$279,365
Raw materials	84,567	66,645
Stores, supplies and other	45,579	43,200

Total inventories	$443,253	$389,210

NOTE 6—Investments:

During the six months ended June 30, 2011, we made approximately $10.9 million in capital contributions to our 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC).

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in the first quarter of 2010 and the remainder was collected in the third quarter of 2010), reducing our ownership to fifty percent. We determined that the joint venture was a variable interest entity but that we were not the primary beneficiary of the venture arrangement; accordingly, we deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in Investments in our condensed

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in the first quarter of 2010, the earnings associated with our investment in Stannica LLC were reported in Equity in net income of unconsolidated investments in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymer Solutions segment. The carrying value of our investment in Stannica LLC was $7.9 million and $10.2 million at June 30, 2011 and December 31, 2010, respectively.

NOTE 7—Long-Term Debt:

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Variable-rate domestic bank loans	$—	$—
5.10% Senior notes, net of unamortized discount of $120 at June 30, 2011 and $137 at December 31, 2010	324,880	324,863
4.50% Senior notes, net of unamortized discount of $2,971 at June 30, 2011 and $3,128 at December 31, 2010	347,029	346,872
Fixed rate foreign borrowings	27,321	33,223
Capital lease obligation	4,123	5,873
Variable-rate foreign bank loans	67,914	149,520
Miscellaneous	485	559

Total long-term debt	771,752	860,910
Less amounts due within one year	12,885	8,983

Long-term debt, less current portion	$758,867	$851,927

Aggregate maturities of long-term debt as of June 30, 2011 are as follows (in millions): 2011—$4.6; 2012—$14.5; 2013—$66.6; 2014—$6.0; 2015—$327.1; thereafter—$356.1.

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2011, as follows (in thousands):

Beginning balance at December 31, 2010	$13,806
Expenditures	(743)
Changes in estimates and other	(370)
Foreign currency translation	984

Ending balance at June 30, 2011	13,677
Less amounts reported in Accrued expenses	1,149

Amounts reported in Other noncurrent liabilities	$12,528

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately 70% of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17.3 million before income taxes.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site with a recorded value of $6.4 million.

We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations or financial condition on a consolidated annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period.

On July 3, 2006, we received a Notice of Violation, or NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the United States District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact, which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

In addition, we are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks.

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

NOTE 9—Operating Segments:

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net sales:
Polymer Solutions	$290,450	$235,289	$548,673	$451,942
Catalysts	266,851	216,000	527,808	443,653
Fine Chemistry	184,807	141,194	362,157	277,158

Total net sales	$742,108	$592,483	$1,438,638	$1,172,753

Segment operating profit:
Polymer Solutions	$78,850	$46,131	$148,681	$86,494
Catalysts	53,438	58,340	115,569	105,335
Fine Chemistry	42,635	19,884	76,594	32,452

Total segment operating profit	174,923	124,355	340,844	224,281

Equity in net income of unconsolidated investments:
Polymer Solutions	2,650	2,625	5,139	4,819
Catalysts	12,165	7,898	22,626	16,007
Fine Chemistry	—	—	—	—
Corporate & Other	(28)	(28)	(147)	(55)

Total equity in net income of unconsolidated investments	14,787	10,495	27,618	20,771

Net income attributable to noncontrolling interests:
Polymer Solutions	(4,333)	(1,724)	(7,179)	(2,514)
Catalysts	—	—	—	—
Fine Chemistry	(5,225)	(2,354)	(9,650)	(3,152)
Corporate & Other	23	(257)	107	(275)

Total net income attributable to noncontrolling interests	(9,535)	(4,335)	(16,722)	(5,941)

Segment income:
Polymer Solutions	77,167	47,032	146,641	88,799
Catalysts	65,603	66,238	138,195	121,342
Fine Chemistry	37,410	17,530	66,944	29,300

Total segment income	180,180	130,800	351,780	239,441

Corporate & other	(25,833)	(18,005)	(49,427)	(34,754)
Restructuring and other charges(1)	—	—	—	(6,958)
Interest and financing expenses	(9,274)	(5,984)	(18,866)	(11,920)
Other (expenses) income, net	(760)	(729)	(422)	281
Income tax expense	(30,154)	(24,331)	(62,326)	(41,031)

Net income attributable to Albemarle Corporation	$114,159	$81,751	$220,739	$145,059

(1)	The six-month period ended June 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related to planned reductions in force at our Bergheim, Germany site.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,503	$2,947	$6,435	$5,641
Interest cost	8,385	8,027	16,461	15,933
Expected return on assets	(12,167)	(10,731)	(24,286)	(20,803)
Amortization of net transition asset	—	(3)	—	(5)
Amortization of prior service benefit	(231)	(243)	(476)	(493)
Amortization of net loss	6,614	4,491	13,107	8,712

Total net periodic pension benefit cost	$6,104	$4,488	$11,241	$8,985

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$7	$55	$132	$191
Interest cost	852	881	1,697	1,782
Expected return on assets	(144)	(129)	(255)	(263)
Amortization of prior service benefit	(250)	(426)	(349)	(852)
Amortization of net loss	639	423	1,205	844

Total net periodic postretirement benefit cost	$1,104	804	$2,430	$1,702

Total net periodic pension and postretirement benefit cost	$7,208	$5,292	$13,671	$10,687

We have made contributions of $2.8 million and $53.6 million to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2011, respectively. Also, we made $0.7 million and $22.1 million in contributions to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2010, respectively.

We paid approximately $0.9 million and $2.1 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2011, respectively. Also, we paid approximately $0.6 million and $1.4 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2010, respectively.

NOTE 11—Fair Value of Financial Instruments:

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets, with the exceptions of the 4.50% and 5.10% senior notes and the foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	June 30, 2011		December 31, 2010
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$771,752	$804,841	$860,910	$879,511

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2011 and December 31, 2010, we had outstanding foreign currency forward contracts with notional values totaling $242.5 million and $375.4 million, respectively. At June 30, 2011, $0.1 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts. At December 31, 2010, we had balances of $0.5 million and $5.4 million in Other accounts receivable and Accrued expenses, respectively, associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in income; however, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three- and six-month periods ended June 30, 2011, we recognized a loss of $0.1 million and a gain of $5.7 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts (with such amounts being substantially offset by changes in the value of the underlying exposures being hedged). For the three- and six-month periods ended June 30, 2010, we recognized losses of $2.6 million and $2.4 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. Also, for the six months ended June 30, 2011, we recorded $(5.7) million related to the change in the fair value of our foreign currency forward contracts and $0.7 million of cash settlements in Other, net in our consolidated statement of cash flows. For the six months ended June 30, 2010, we recorded $2.4 million related to the change in the fair value of our foreign currency forward contracts and $(1.4) million of cash settlements in Other, net in our consolidated statement of cash flows.

NOTE 12—Fair Value Measurement:

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$17,867	$17,867	$—
Equity securities (b)	$28	$28	$—
Foreign currency forward contracts (c)	$76	$—	$76

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,867	$17,867	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$17,763	$17,763	$—
Equity securities (b)	$29	$29	$—
Foreign currency forward contracts (c)	$540	$—	$540

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,763	$17,763	$—
Foreign currency forward contracts (c)	$5,413	$—	$5,413

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 13—Restructuring and Other Charges:

The six-month period ended June 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related to planned reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014.

We had the following activity in our recorded workforce reduction liabilities for the six months ended June 30, 2011 (in thousands):

Beginning balance at December 31, 2010	$7,074
Workforce reduction charges	950
Payments	(2,234)
Foreign currency translation	603

Ending balance at June 30, 2011	6,393
Less amounts reported in Accrued expenses	3,341

Amounts reported in Other noncurrent liabilities	$3,052

During the first quarter of 2011, we recorded approximately $1.0 million in charges related to restructuring programs at various manufacturing locations in the U.S. Payments under these programs are expected to occur within the next 12 months.

NOTE 14—Recently Issued Accounting Pronouncements:

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

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing and asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. We are assessing the impact of these new requirements on our financial statements.

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public entities, these new requirements will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively to all prior periods presented. We do not expect this new guidance to have a material effect on our consolidated financial statements.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our inability to pass through such increases;

•	acquisitions and divestitures, and changes in performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•

changes in jurisdictional mix of our earnings; changes in monetary policies or inflation or interest rates which may impact our ability to raise capital or increase our cost of funds, performance of our pension fund investments and increase our pension expense and funding obligations;

•	volatility and substantial uncertainties in the debt and equity markets;

•	technology or intellectual property infringement; and

•	the other factors detailed from time to time in the reports we file with the SEC.

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

Second Quarter 2011

During the second quarter of 2011:

•	We achieved quarterly earnings of $1.23 per share, up 38 percent over second quarter 2010 results.

•	Our net sales for the quarter were $742.1 million, up 25 percent from net sales of $592.5 million in the second quarter of 2010.

•	We had strong operating performance with significant year-over-year net sales and income growth in our Polymer Solutions and Fine Chemistry segments.

•

We expanded our presence in the biofuels market with the acquisition of Catilin, Inc., announced on May 11, 2011. Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis.

•	Our board of directors declared a quarterly dividend of $0.165 per share on May 11, 2011, payable on July 1, 2011 to shareholders of record at the close of business as of June 15, 2011.

Outlook

During the first six months of 2011, we have seen strong performance in the global markets that we serve contributing to an already tight supply situation for many of our products. Our businesses are well positioned and continue to invest to capitalize on opportunities in these markets that bring new demand.

We continue to monitor key economic indicators and work to manage potential headwinds such as increased raw material and energy costs, pensions and other personnel costs. Also, we continue to monitor potential global business impacts from the March 2011 earthquake and tsunami activity off the northeast coast of Japan, although our results for the first six months of 2011 were not materially affected by this event.

Overall, while we expect some typical seasonal contraction and potential volume softness in the fourth quarter, we expect the same fundamentals that have driven our performance in the first six months of 2011 to remain in place and position us to deliver solid earnings growth for the remainder of the year.

Polymer Solutions: Our pricing programs combined with overall stable demand in the consumer electronics, automotive and commercial construction markets resulted in strong financial performance during the first half of 2011, especially in our fire safety business. Successful implementation of our pricing initiatives is helping to offset raw material inflation as well as fund further investment in new products and technologies. Further, we believe improving global standards of living, coupled with the potential for increasingly stringent fire-safety regulations and global climate initiatives, should drive continued long-term demand for fire safety products.

Our presence in China should continue to grow with the newly added capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site is well positioned to serve the Asia Pacific construction and electronics markets.

GreenarmorTM, the first EarthwiseTM product from our Polymer Solutions segment, is expected to be commercially available in 2011. The EarthwiseTM portfolio, comprised of products that serve the polymers industry and which are greatly enhanced in both end market performance and environmental responsibility, is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: Higher pricing to counter significant raw material price increases and overall stable volumes have driven net sales and earnings growth in our Catalysts segment in the first half of 2011. Increased global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalyst business. We expect growth in our polyolefin catalysts division to come from growing global demand for plastics, particularly in Asia and the Middle East. Our fluidized catalytic cracking, or FCC, refinery catalysts business has seen significant price increases in rare earth materials due to recent Chinese export quotas. Our steps to maintain sufficient security of supply for the foreseeable future, as well as cost pass-through mechanisms that have been implemented, are helping us sustain current profitability levels for this business in the current year.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries are expected to contribute to the segment’s performance in 2011. We believe our focus on advanced product development in Catalysts is achieving commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market. Additionally, we expect to continue exploring new alternative fuel opportunities by partnering with leading renewable fuels technology developers who can benefit from Albemarle’s catalysis expertise. We recently expanded our presence in the biofuels market with the acquisition of Catilin, Inc., announced on May 11, 2011. Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis whose technology and products will further strengthen our offerings for the renewable fuels market.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us to lead in the key Middle East developing region and the fast growing Middle East polyolefins market. Construction at our recently acquired Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin and high brightness LED regional markets. Intermediate commercial operations at the site are expected to begin in 2011, with the commercial facility being fully operational in 2012, to meet regional growth in metallocene polyolefins and trimethyl gallium (TMG) markets for high brightness LED. Additionally, we are finalizing project scope and design elements for our new Brazilian HPC investment with Petrobras. This project, to be operated within our FCC SA joint venture, remains on track for start-up in the beginning of 2014.

Fine Chemistry: Our Fine Chemistry segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. In our performance chemicals sector, we have seen strong growth in the first half of 2011 as demand across our bromine franchise expanded, with new applications widening the breadth of use of our bromine and bromine derivatives and global supply remaining tight. Our completion fluids business has started to regain traction during the first half of 2011 and we expect this trend to continue throughout the year as global drilling activity increases to satisfy higher fuel demand. Additionally, we are encouraged by long-term drivers in the U.S. and China for our mercury control business. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in the U.S. and China and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard. We expect to sustain the healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand and global supply remains tight. We are positioned to expand capacity as needed at our low-cost production facilities.

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

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. Also, we expect our global effective tax rate for 2011 will be 22.9%, but our rate will vary based on the locales in which income is actually earned. We increased our quarterly dividend payout in the first quarter of 2011 to 16.5 cents per share. Under our existing share repurchase program, we may periodically repurchase shares in 2011 on an opportunistic basis. In addition, we remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint.

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

Second Quarter 2011 Compared to Second Quarter 2010

Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2011	2010	2011 vs. 2010
	(In thousands, except percentages and per share amounts)
NET SALES	$742,108	$592,483	25%
Cost of goods sold	490,159	404,316	21%

GROSS PROFIT	251,949	188,167	34%
GROSS PROFIT MARGIN	34.0%	31.8%
Selling, general and administrative expenses	82,907	66,865	24%
Research and development expenses	19,947	14,667	36%

OPERATING PROFIT	149,095	106,635	40%
OPERATING PROFIT MARGIN	20.1%	18.0%
Interest and financing expenses	(9,274)	(5,984)	55%
Other expenses, net	(760)	(729)	4%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	139,061	99,922	39%
Income tax expense	30,154	24,331	24%
Effective tax rate	21.7%	24.4%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	108,907	75,591	44%
Equity in net income of unconsolidated investments (net of tax)	14,787	10,495	41%

NET INCOME	123,694	86,086	44%
Net income attributable to noncontrolling interests	(9,535)	(4,335)	120%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$114,159	$81,751	40%

PERCENTAGE OF NET SALES	15.4%	13.8%

Basic earnings per share	$1.24	$0.90	38%

Diluted earnings per share	$1.23	$0.89	38%

Net Sales

For the three-month period ended June 30, 2011, we recorded net sales of $742.1 million, a 25% increase compared to net sales of $592.5 million for the three-month period ended June 30, 2010. This increase was due primarily to favorable pricing in all segments as well as favorable volume impacts for the Company as a whole resulting mainly from improved market conditions over second quarter 2010. Pricing was favorable 17%, while volume had a favorable impact on our net sales of 5%. Also, foreign currency impacts were favorable to our net sales 3% versus the corresponding period in 2010 (mainly the stronger Euro).

Polymer Solutions net sales increased $55.2 million, or 23%, for the three-month period ended June 30, 2011 compared to the same period in 2010, due mainly to favorable impacts from pricing of 21% and foreign currency of 4%, partly offset by slightly lower volume impacts of 2%. Catalysts net sales increased $50.9 million, or 24%, for the three-month period ended June 30, 2011, compared to the same period last year due mainly to an increase in pricing contributing 15% as well as favorable volume impacts of 7% and foreign currency of 2%. Fine Chemistry net sales increased $43.6 million, or 31%, for the three-month period ended June 30, 2011, as compared to the same period last year, primarily due to favorable price impacts of 15% as well as higher volumes contributing 14% of the increase. Foreign currency favorably impacted Fine Chemistry’s net sales by 2% during the second quarter of 2011 versus the corresponding period in 2010. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended June 30, 2011, our gross profit increased $63.8 million, or 34%, from the corresponding 2010 period due mainly to favorable pricing across our segments as well as overall favorable volume impacts, partly offset by higher variable input costs (mainly raw materials) and increases in manufacturing spending. Also, our gross profit was favorably impacted by foreign currency (mainly the stronger Euro). Overall, these factors contributed to our improved gross profit margin for the three-month period ended June 30, 2011 of 34.0%, up from 31.8% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2011, our selling, general and administrative, or SG&A, expenses increased $16.0 million, or 24%, from the three-month period ended June 30, 2010. This increase was primarily due to higher personnel-related costs and sales commissions. As a percentage of net sales, SG&A expenses were 11.2% for the three-month period ended June 30, 2011, compared to 11.3% for the corresponding period in 2010.

Research and Development Expenses

For the three-month period ended June 30, 2011, our research and development, or R&D, expenses increased $5.3 million, or 36%, from the three-month period ended June 30, 2010. As a percentage of net sales, R&D expenses were 2.7% for the three-month period ended June 30, 2011, compared to 2.5% for the corresponding period in 2010.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2011 increased $3.3 million to $9.3 million from the corresponding 2010 period due mainly to higher average interest rates on our outstanding borrowings.

Other Expenses, Net

Other expenses, net for the three-month period ended June 30, 2011 was $0.8 million versus $0.7 million for the corresponding 2010 period. This change was due primarily to comparatively unfavorable results on our foreign exchange gains and losses partly offset by higher interest income versus the corresponding period in 2010.

Income Tax Expense

The effective income tax rate for the second quarter of 2011 was 21.7% compared to 24.4% for the second quarter of 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended June 30, 2011 and 2010 is mainly due to the impact of earnings from outside the U.S. Based on our current level and location of income, we expect our effective tax rate will be 22.9% for the year 2011.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $14.8 million for the three-month period ended June 30, 2011 compared to $10.5 million in the same period last year. This increase was due primarily to improved results in our Catalysts segment joint ventures Fábrica Carioca de Catalisadores SA, or FCC SA, and Nippon Ketjen Company Limited, or Nippon Ketjen.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended June 30, 2011, net income attributable to noncontrolling interests was $9.5 million compared to $4.3 million in the same period last year. This increase of $5.2 million was due primarily to improved volumes and profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on higher demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $114.2 million in the three-month period ended June 30, 2011, from $81.8 million in the three-month period ended June 30, 2010, primarily due to favorable pricing and volume impacts, net favorable impacts from foreign currency and favorable equity in net income of unconsolidated investments. These favorable impacts were partly offset primarily by higher variable input costs, higher manufacturing spending, higher SG&A and R&D costs, higher interest and financing expenses, higher income taxes and higher net income attributable to noncontrolling interests.

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

	Three Months Ended June 30,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$290,450	39.1%	$235,289	39.7%	23%
Catalysts	266,851	36.0%	216,000	36.5%	24%
Fine Chemistry	184,807	24.9%	141,194	23.8%	31%

Total net sales	$742,108	100.0%	$592,483	100.0%	25%

Segment operating profit:
Polymer Solutions	$78,850	27.1%	$46,131	19.6%	71%
Catalysts	53,438	20.0%	58,340	27.0%	(8)%
Fine Chemistry	42,635	23.1%	19,884	14.1%	114%

Total segment operating profit	174,923		124,355		41%

Equity in net income of unconsolidated investments:
Polymer Solutions	2,650		2,625		1%
Catalysts	12,165		7,898		54%
Fine Chemistry	—		—		—%
Corporate & other	(28)		(28)		—%

Total equity in net income of unconsolidated investments	14,787		10,495		41%

Net income attributable to noncontrolling interests:
Polymer Solutions	(4,333)		(1,724)		151%
Catalysts	—		—		—%
Fine Chemistry	(5,225)		(2,354)		122%
Corporate & other	23		(257)		(109)%

Total net income attributable to noncontrolling interests	(9,535)		(4,335)		120%

Segment income:
Polymer Solutions	77,167	26.6%	47,032	20.0%	64%
Catalysts	65,603	24.6%	66,238	30.7%	(1)%
Fine Chemistry	37,410	20.2%	17,530	12.4%	113%

Total segment income	180,180		130,800		38%

Corporate & other	(25,833)		(18,005)		43%
Interest and financing expenses	(9,274)		(5,984)		55%
Other expenses, net	(760)		(729)		4%
Income tax expense	(30,154)		(24,331)		24%

Net income attributable to Albemarle Corporation	$114,159		$81,751		40%

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

	Three Months Ended June 30,
	2011	2010
	(In thousands)
Total segment operating profit	$174,923	$124,355
Add (less):
Corporate & other(a)	(25,828)	(17,720)

GAAP Operating profit	$149,095	$106,635

Total segment income	$180,180	$130,800
Add (less):
Corporate & other	(25,833)	(18,005)
Interest and financing expenses	(9,274)	(5,984)
Other expenses, net	(760)	(729)
Income tax expense	(30,154)	(24,331)

GAAP Net income attributable to Albemarle Corporation	$114,159	$81,751

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(5) and $(285) for the three-month periods ended June 30, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended June 30, 2011 were $290.5 million, up 23% as compared to the same period in 2010 due mainly to the impact of favorable pricing of 21% resulting from the execution of recent price increases (mainly in our fire safety portfolio) largely in response to rising raw material costs. Also, impacts from foreign currency were favorable to the Polymer Solutions segment 4% (due mainly to the stronger Euro) but were offset slightly by lower volume impacts of 2%. Our stabilizers and curatives business also showed favorable pricing impacts in the second quarter 2011 over the corresponding period in 2010, although partly offset by lower volumes. Segment income for Polymer Solutions was up 64% to $77.2 million for the three-month period ended June 30, 2011 versus the same period in 2010, due mainly to the overall pricing improvements noted above, partly offset by higher variable input costs (mainly raw materials) and increases in manufacturing spending. Further, Polymer Solutions segment results for the second quarter 2011 were favorably impacted by foreign currency (mainly the stronger Euro) while unfavorably impacted by higher SG&A/R&D spending for the segment of $3.2 million compared to the corresponding period in 2010, as well as $2.6 million in higher charges from net income attributable to noncontrolling interests in our JBC joint venture. Equity in net income from our unconsolidated investment Magnifin of $2.7 million for second quarter 2011 was roughly flat versus the second quarter of 2010.

Catalysts

Catalysts segment net sales for the three-month period ended June 30, 2011 were $266.9 million, an increase of 24%, versus the three-month period ended June 30, 2010. This increase was due mainly to an increase in pricing contributing 15%, as well as the effects of favorable volume and foreign currency impacts (due mainly to the stronger Euro) of 7% and 2%, respectively. The favorable pricing impacts were mainly in refinery catalysts (mainly FCC and HPC) due mainly to the pass-through of higher raw material costs, while the favorable volume impacts were associated with our HPC and polyolefin catalysts businesses, partly offset by unfavorable volume impacts from FCC. Catalysts segment income for the second quarter 2011 was $65.6 million, roughly flat in comparison to the three-month period ended June 30, 2010. Catalysts segment income for the quarter benefitted mainly from the pricing gains noted above but were partly offset by the impacts of higher variable input costs (mainly raw materials) and higher manufacturing spending. Also, Catalysts segment income for second quarter 2011 was unfavorably impacted by higher SG&A/R&D costs of $8.4 million (mainly due to higher sales commissions) but benefited from year-over-year improvement in equity in net income of unconsolidated investments of $4.3 million, resulting mainly from improved performance in its refinery catalysts joint ventures FCC SA due to improved sales performance year-over-year as well as favorable results from Nippon Ketjen year-over-year.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended June 30, 2011 were $184.8 million, an increase of 31%, versus the three-month period ended June 30, 2010. This increase was primarily attributable to favorable pricing impacts of 15% year-over-year for the segment (mainly in our performance chemicals business) as well as higher volumes (particularly in our custom services business) contributing a 14% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of approximately $3.6 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Foreign currency was also favorable 2% during second quarter 2011 versus the corresponding period of 2010 due mainly to the stronger Euro. Segment income for the three-month period ended June 30, 2011 was $37.4 million, up 113% from the corresponding period in 2010. These improved results were due mainly to higher sales pricing and volumes in the segment (particularly in performance chemicals), offset in part by higher variable input costs (mainly raw materials) and higher manufacturing spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher SG&A/R&D spending of $1.9 million as well as higher charges from net income attributable to noncontrolling interests of $2.9 million (mainly from improved bromine portfolio performance in our JBC joint venture).

Corporate and other

For the three-month period ended June 30, 2011, our Corporate and other expense was $25.8 million versus $18.0 million for the corresponding period in 2010. This increase was primarily due to higher employee-related costs reflected mainly in SG&A expenses.

Six Months 2011 Compared to Six Months 2010

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2011	2010	2011 vs. 2010
	(In thousands, except percentages and per share amounts)
NET SALES	$1,438,638	$1,172,753	23%
Cost of goods sold	953,673	820,115	16%

GROSS PROFIT	484,965	352,638	38%
GROSS PROFIT MARGIN	33.7%	30.1%
Selling, general and administrative expenses	155,946	133,395	17%
Research and development expenses	37,562	29,386	28%
Restructuring and other charges	—	6,958	*

OPERATING PROFIT	291,457	182,899	59%
OPERATING PROFIT MARGIN	20.3%	15.6%
Interest and financing expenses	(18,866)	(11,920)	58%
Other (expenses) income, net	(422)	281	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	272,169	171,260	59%
Income tax expense	62,326	41,031	52%
Effective tax rate	22.9%	24.0%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	209,843	130,229	61%
Equity in net income of unconsolidated investments (net of tax)	27,618	20,771	33%

NET INCOME	237,461	151,000	57%
Net income attributable to noncontrolling interests	(16,722)	(5,941)	181%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$220,739	$145,059	52%

PERCENTAGE OF NET SALES	15.3%	12.4%

Basic earnings per share	$2.41	$1.59	52%

Diluted earnings per share	$2.38	$1.57	52%

*	Percentage change calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2011, we recorded net sales of $1.44 billion, a 23% increase compared to net sales of $1.17 billion for the six-month period ended June 30, 2010. This increase was due primarily to favorable pricing in all segments, as well as favorable volume impacts for the Company as a whole resulting mainly from improved market conditions over the first six months of 2010. Pricing was favorable 14% while volume had a favorable impact on our net sales of 7%. Additionally, foreign currency impacts were favorable 2% for the first six months of 2011 over the corresponding period of 2010 (due mainly to the stronger Euro).

Polymer Solutions net sales increased $96.7 million, or 21%, for the six-month period ended June 30, 2011 compared to the same period in 2010, due mainly to the impact of favorable pricing of 21%, with slight volume decrease impacts of 2% offset by favorable foreign currency impacts of 2%. Catalysts net sales increased $84.2 million, or 19%, for the six-month period ended June 30, 2011, compared to the same period last year due mainly to favorable pricing of 10% as well as favorable volume impacts contributing 8% and favorable foreign currency impacts of 1%. Fine Chemistry net sales increased $85.0 million, or 31%, for the six-month period ended June 30, 2011, as compared to the same period last year, primarily due to higher volumes contributing 18% of the increase as well as favorable pricing impacts of 11% and favorable foreign currency impacts of 1%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the six-month period ended June 30, 2011, our gross profit increased $132.3 million, or 38%, from the corresponding 2010 period due mainly to favorable pricing across our segments as well as overall stronger volumes and related favorable production rate impacts on cost, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing spending. Also, foreign currency was favorable to gross profit year-over-year due mainly to the stronger Euro. Overall, these factors contributed to our improved gross profit margin for the six-month period ended June 30, 2011 of 33.7%, up from 30.1% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2011, our SG&A expenses increased $22.6 million, or 17%, from the six-month period ended June 30, 2010. This increase was primarily due to higher personnel-related costs and sales commissions. As a percentage of net sales, SG&A expenses were 10.8% for the six-month period ended June 30, 2011, compared to 11.4% for the corresponding period in 2010.

Research and Development Expenses

For the six-month period ended June 30, 2011, our R&D expenses increased $8.2 million, or 28%, from the six-month period ended June 30, 2010. As a percentage of net sales, R&D expenses were 2.6% for the six-month period ended June 30, 2011, compared to 2.5% for the corresponding period in 2010.

Restructuring and Other Charges

The six-month period ended June 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related to planned reductions in force at our Bergheim, Germany site.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2011 increased $6.9 million to $18.9 million from the corresponding 2010 period due mainly to higher average interest rates on our outstanding borrowings.

Other (Expenses) Income, Net

Other (expenses) income, net for the six-month period ended June 30, 2011 was $(0.4) million versus $0.3 million for the corresponding 2010 period. This change was due primarily to comparatively unfavorable results on our foreign exchange gains and losses offset by higher interest income and other miscellaneous income items versus the corresponding period in 2010.

Income Tax Expense

The effective income tax rate for the first six months of 2011 was 22.9% compared to 24.0% for the first six months of 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the six-month periods ended June 30, 2011 and 2010 is mainly due to the impact of earnings from outside the U.S. Based on our current level and location of income, we expect our effective tax rate will be 22.9% for the year 2011.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $27.6 million for the six-month period ended June 30, 2011 compared to $20.8 million in the same period last year. This increase was due primarily to improved results in our Catalysts segment joint ventures FCC SA and Nippon Ketjen.

Net Income Attributable to Noncontrolling Interests

For the six-month period ended June 30, 2011, net income attributable to noncontrolling interests was $16.7 million compared to $5.9 million in the same period last year. This increase was due primarily to improved volumes and profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on higher demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $220.7 million in the six-month period ended June 30, 2011, from $145.1 million in the six-month period ended June 30, 2010, primarily due to favorable sales pricing and overall volume impacts, sales volume increases, favorable impacts from foreign currency, lower restructuring and other charges and favorable equity in net income of unconsolidated investments. These favorable impacts were partly offset primarily by higher variable input costs, higher manufacturing spending, higher SG&A and R&D costs, higher interest and financing expenses, higher income taxes and higher net income attributable to noncontrolling interests.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$548,673	38.1%	$451,942	38.6%	21%
Catalysts	527,808	36.7%	443,653	37.8%	19%
Fine Chemistry	362,157	25.2%	277,158	23.6%	31%

Total net sales	$1,438,638	100.0%	$1,172,753	100.0%	23%

Segment operating profit:
Polymer Solutions	$148,681	27.1%	$86,494	19.1%	72%
Catalysts	115,569	21.9%	105,335	23.7%	10%
Fine Chemistry	76,594	21.1%	32,452	11.7%	136%

Total segment operating profit	340,844		224,281		52%

Equity in net income of unconsolidated investments:
Polymer Solutions	5,139		4,819		7%
Catalysts	22,626		16,007		41%
Fine Chemistry	—		—		—%
Corporate & other	(147)		(55)		167%

Total equity in net income of unconsolidated investments	27,618		20,771		33%

Net income attributable to noncontrolling interests:
Polymer Solutions	(7,179)		(2,514)		186%
Catalysts	—		—		—%
Fine Chemistry	(9,650)		(3,152)		206%
Corporate & other	107		(275)		(139)%

Total net income attributable to noncontrolling interests	(16,722)		(5,941)		181%

Segment income:
Polymer Solutions	146,641	26.7%	88,799	19.6%	65%
Catalysts	138,195	26.2%	121,342	27.4%	14%
Fine Chemistry	66,944	18.5%	29,300	10.6%	128%

Total segment income	351,780		239,441		47%

Corporate & other	(49,427)		(34,754)		42%
Restructuring and other charges	—		(6,958)		*
Interest and financing expenses	(18,866)		(11,920)		58%
Other (expenses) income, net	(422)		281		*
Income tax expense	(62,326)		(41,031)		52%

Net income attributable to Albemarle Corporation	$220,739		$145,059		52%

*	Percentage change calculation is not meaningful.

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

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Total segment operating profit	$340,844	$224,281
Add (less):
Corporate & other(a)	(49,387)	(34,424)
Restructuring and other charges	—	(6,958)

GAAP Operating profit	$291,457	$182,899

Total segment income	$351,780	$239,441
Add (less):
Corporate & other	(49,427)	(34,754)
Restructuring and other charges	—	(6,958)
Interest and financing expenses	(18,866)	(11,920)
Other (expenses) income, net	(422)	281
Income tax expense	(62,326)	(41,031)

GAAP Net income attributable to Albemarle Corporation	$220,739	$145,059

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(40) and $(330) for the six-month periods ended June 30, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the six-month period ended June 30, 2011 were $548.7 million, up 21%, compared to the same period in 2010, due mainly to the impact of favorable pricing of 21% resulting from the execution of recent price increases in our fire safety portfolio largely in response to rising raw material costs. Slightly lower volume impacts of 2% were offset by favorable foreign currency impacts of 2%. Our stabilizers and curatives business also showed favorable pricing impacts in the first six months of 2011 over the first six months of 2010, although partly offset by lower volumes. Segment income for Polymer Solutions was $146.6 million for the six-month period ended June 30, 2011, up 65% versus the same period in 2010, due mainly to the overall pricing improvements noted above and favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing spending. Further, Polymer Solutions segment results for the first half of 2011 were unfavorably impacted by higher SG&A/R&D spending for the segment of $5.0 million compared to the corresponding period in 2010 and $4.7 million in higher charges from net income attributable to noncontrolling interests in our JBC joint venture. Equity in net income from our unconsolidated investment Magnifin of $5.1 million was slightly up $0.3 million versus the six month period ended June 30, 2010.

Catalysts

Catalysts segment net sales for the six-month period ended June 30, 2011 were $527.8 million, an increase of 19%, versus the six-month period ended June 30, 2010. This increase was due mainly to favorable pricing impacts of 10%, favorable volume impacts contributing 8% and favorable effects from foreign currency of 1%. The favorable volume impacts were mainly in HPC and polyolefin catalysts, partly offset by lower volumes in FCC refinery catalysts. Also, pricing was up for the six months 2011 versus prior year in refinery catalysts (mainly FCC and HPC) due mainly to the pass-through of higher raw material costs along with other announced price increases. Catalysts segment income increased 14% to $138.2 million for the six-month period ended June 30, 2011 in comparison to the six-month period ended June 30, 2010. This increase was primarily in our refinery catalysts business due mainly to the pricing and overall volume gains noted above as well as favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing spending. Catalysts segment income for the six-month period ended June 30, 2011 was unfavorably impacted by higher SG&A/R&D spending of $8.3 million versus the corresponding period in 2010, while benefitting from year-over-year improvement in equity in net income from unconsolidated investments of $6.6 million, resulting mainly from improved performance in our refinery catalysts joint venture FCC SA due to favorable sales performance year over year as well as favorable results from Nippon Ketjen.

Fine Chemistry

Fine Chemistry segment net sales for the six-month period ended June 30, 2011 were $362.2 million, an increase of 31%, versus the six-month period ended June 30, 2010. This increase was primarily attributable to higher volumes (particularly in our performance chemicals, custom services and agricultural intermediates businesses) contributing an 18% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of $8.7 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Pricing was also favorable 11% year-over-year for the segment (mainly in performance chemicals) while foreign currency impacts were also favorable 1%. Segment income for the six-month period ended June 30, 2011 was $66.9 million, up 128% from the corresponding period in 2010. These improved results were due mainly to higher sales pricing and volumes in the segment mentioned above, offset in part by higher variable input costs (mainly raw materials) and higher manufacturing spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher charges from net income attributable to noncontrolling interests of $6.5 million (mainly from improved bromine portfolio performance in our JBC joint venture) as well as higher SG&A/R&D spending of $4.2 million.

Corporate and other

For the six-month period ended June 30, 2011, our Corporate and other expense was $49.4 million versus $34.8 million for the corresponding period in 2010. This increase was primarily due to higher employee-related costs reflected mainly in SG&A expenses.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been capital investments, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans as appropriate. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

We are continually focused on improving working capital efficiency particularly in the areas of accounts receivable and inventory. We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, make pension contributions and make dividend payments for the foreseeable future.

Cash Flow

Our cash and cash equivalents decreased by $38.9 million to $490.7 million at June 30, 2011, down from $529.7 million at December 31, 2010. For the six-month period ended June 30, 2011, our operations provided $146.2 million of cash as compared to $134.1 million for the six-month period ended June 30, 2010. This increase of $12.1 million was primarily due to an increase in profitability, partly offset mainly by unfavorable changes in working capital and higher pension and postretirement contributions versus the first half of 2010. Our cash from operations for the first six months of 2011, combined with cash on hand, funded capital expenditures for plant, machinery and equipment of $67.6 million, $10.9 million in additions to equity and other corporate investments, $5.9 million in acquisitions of businesses and other, repayments of long-term debt of $105.2 million and dividends to shareholders of $28.0 million. In the first six months of 2010, our cash balances were unfavorably impacted by $13.1 million resulting from the deconsolidation of our Stannica LLC joint venture on January 1, 2010.

At June 30, 2011 and December 31, 2010, our cash and cash equivalents were comprised of approximately $432.0 million and $337.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the six-month period ended June 30, 2011, we repatriated approximately $19.3 million in cash as part of these foreign cash repatriation activities. No such repatriations occurred during the three-month period ended June 30, 2011. For the three- and six-month periods ended June 30, 2010, we repatriated approximately $11.3 million in cash as part of these foreign cash repatriation activities.

Net current assets increased $77.3 million to $1,061.3 million at June 30, 2011 from $984.0 million at December 31, 2010. This increase was due primarily to increases in accounts receivable, inventories and other current assets, partly offset by a decrease in cash and cash equivalents and an increase in accounts payable.

Capital expenditures for the six-month period ended June 30, 2011 of $67.6 million were associated with property, plant and equipment additions. We expect our capital expenditures will be approximately $150 million in 2011 mainly due to capital projects associated with increased capacity, cost reduction and continuity of operations.

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

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of June 30, 2011, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $675.0 million five-year unsecured revolving senior credit facility, which we refer to as the March 2007 credit agreement. The March 2007 credit agreement provides for an additional $200.0 million in credit upon additional loan commitments by our existing and/or additional lenders. The total spread and fees can range from 0.32% to 0.675% over the London Inter-Bank Offered Rate, or LIBOR, applicable to the currency of the borrowing and are based on our credit rating as determined by the major rating agencies. There were no borrowings outstanding under the March 2007 credit agreement during the three-month period ended June 30, 2011.

Borrowings under our March 2007 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the March 2007 credit agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the March 2007 credit agreement (which reflects adjustments for certain non-recurring items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) consolidated tangible domestic assets, as defined in the March 2007 credit agreement, must be greater than or equal to $750.0 million for us to make investments in entities and enterprises that are organized outside the U.S.; and (iii) with the exception of liens specified in our March 2007 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the March 2007 credit agreement, would exceed 20% of consolidated net worth as defined in the March 2007 credit agreement. We believe that as of June 30, 2011, we were, and currently are, in compliance with all of the debt covenants under the March 2007 credit agreement.

The non-current portion of our long-term debt amounted to $758.9 million at June 30, 2011, compared to $851.9 million at December 31, 2010. In addition, at June 30, 2011, we had the ability to borrow $675.0 million under our March 2007 credit agreement and $220.7 million under other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the March 2007 credit agreement, as applicable. Therefore, amounts outstanding under our other existing credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $31.2 million at June 30, 2011. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2011 contributions to our domestic and foreign qualified and nonqualified pension plans should approximate $55 million. We may choose to make additional pension contributions in excess of this amount. We have made $53.6 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2011.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $20.3 million and $21.9 million at June 30, 2011 and December 31, 2010, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $11.6 million at June 30, 2011 and $12.3 million at December 31, 2010. We cannot estimate the amount of any cash payments associated with these liabilities for the remainder of 2011 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have a material effect on capital expenditures, earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our results.

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party, or PRP, and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in cases in which we may have liability as a PRP, our liability for our share of cleanup is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not have a material adverse effect upon our results of operations or financial condition.

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

At June 30, 2011, we had the ability to borrow in excess of $895.7 million under our March 2007 credit agreement and other existing lines of credit, subject to various financial covenants under our March 2007 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $490.7 million as of June 30, 2011, which represents an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 14.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

We had variable interest rate borrowings of $67.9 million outstanding at June 30, 2011, bearing a weighted average interest rate of 5.00% and representing 9% of our total outstanding debt. A hypothetical 10% change (approximately 50 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of June 30, 2011. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $242.4 million and with a fair value representing a minimal net asset position at June 30, 2011. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2011, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $6.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of $3.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2011, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At June 30, 2011 and December 31, 2010, we had no natural gas hedge contracts outstanding.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 8 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

(a) Exhibits

3.2 Albemarle Corporation Amended and Restated Bylaws effective as of May 11, 2011 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 16, 2011, and incorporated herein by reference].

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101 Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: July 26, 2011	By:	/s/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President, Chief Financial Officer (principal financial officer)