Form 10-Q
period 2011-09-30
ALBEMARLE CORP
filed 2011-10-25
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011

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

Number of shares of common stock, $.01 par value, outstanding as of October 19, 2011: 88,761,049

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$722,977	$585,036	$2,161,615	$1,757,789
Cost of goods sold	464,965	388,213	1,418,638	1,208,328

Gross profit	258,012	196,823	742,977	549,461
Selling, general and administrative expenses	77,169	61,924	233,115	195,319
Research and development expenses	20,534	14,336	58,096	43,722
Restructuring and other charges	—	—	—	6,958

Operating profit	160,309	120,563	451,766	303,462
Interest and financing expenses	(9,710)	(6,139)	(28,576)	(18,059)
Other income, net	956	1,303	534	1,584

Income before income taxes and equity in net income of unconsolidated investments	151,555	115,727	423,724	286,987
Income tax expense	38,097	27,886	100,423	68,917

Income before equity in net income of unconsolidated investments	113,458	87,841	323,301	218,070
Equity in net income of unconsolidated investments (net of tax)	9,500	9,179	37,118	29,950

Net income	122,958	97,020	360,419	248,020
Net income attributable to noncontrolling interests	(6,860)	(3,331)	(23,582)	(9,272)

Net income attributable to Albemarle Corporation	$116,098	$93,689	$336,837	$238,748

Basic earnings per share	$1.29	$1.03	$3.70	$2.61

Diluted earnings per share	$1.28	$1.02	$3.66	$2.59

Weighted-average common shares outstanding – basic	89,935	91,312	91,094	91,335

Weighted-average common shares outstanding – diluted	90,958	92,082	92,090	92,129

Cash dividends declared per share of common stock	$0.165	$0.14	$0.495	$0.42

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$481,258	$529,650
Trade accounts receivable, less allowance for doubtful accounts (2011 – $3,819; 2010 – $2,527)	394,159	340,888
Other accounts receivable	45,788	33,772
Inventories	474,787	389,210
Other current assets	53,362	54,678

Total current assets	1,449,354	1,348,198

Property, plant and equipment, at cost	2,570,256	2,440,178
Less accumulated depreciation and amortization	1,479,359	1,433,865

Net property, plant and equipment	1,090,897	1,006,313
Investments	201,051	180,690
Other assets	112,178	125,878
Goodwill	281,404	272,238
Other intangibles, net of amortization	134,171	134,764

Total assets	$3,269,055	$3,068,081

Liabilities And Equity
Current liabilities:
Accounts payable	$192,924	$175,183
Accrued expenses	161,506	143,684
Current portion of long-term debt	12,795	8,983
Dividends payable	14,353	12,547
Income taxes payable	20,816	23,780

Total current liabilities	402,394	364,177

Long-term debt	878,384	851,927
Postretirement benefits	54,560	55,014
Pension benefits	53,341	102,836
Other noncurrent liabilities	96,705	108,811
Deferred income taxes	113,048	109,570
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 88,756 in 2011 and 91,594 in 2010	888	916
Additional paid-in capital	3,245	18,835
Accumulated other comprehensive loss	(130,782)	(164,196)
Retained earnings	1,714,220	1,560,519

Total Albemarle Corporation shareholders’ equity	1,587,571	1,416,074

Noncontrolling interests	83,052	59,672

Total equity	1,670,623	1,475,746

Total liabilities and equity	$3,269,055	$3,068,081

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Comprehensive income (loss):
Net income					336,837	336,837	23,582	360,419
Foreign currency translation, net of tax of $3,788				24,382		24,382	(202)	24,180
Pension and postretirement benefits, net of tax of $(5,090)				8,905		8,905		8,905
Other, net of tax of $(77)				127		127		127

Total comprehensive income				33,414	336,837	370,251	23,380	393,631
Cash dividends declared					(44,904)	(44,904)		(44,904)
Stock-based compensation and other			19,581			19,581		19,581
Exercise of stock options	87,350	1	1,102			1,103		1,103
Shares repurchased and retired	(3,000,000)	(30)	(39,870)		(138,232)	(178,132)		(178,132)
Tax benefit related to stock plans			5,923			5,923		5,923
Issuance of common stock, net	113,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(38,676)	—	(2,325)			(2,325)		(2,325)

Balance at September 30, 2011	88,756,371	$888	$3,245	$(130,782)	$1,714,220	$1,587,571	$83,052	$1,670,623

Balance at January 1, 2010	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income					238,748	238,748	9,272	248,020
Foreign currency translation, net of tax of $(5,683)				(35,714)		(35,714)		(35,714)
Pension and postretirement benefits, net of tax of $(5,596)				9,742		9,742		9,742
Other, net of tax of $(37)				66		66		66

Total comprehensive (loss) income				(25,906)	238,748	212,842	9,272	222,114
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared					(38,362)	(38,362)	(1,484)	(39,846)
Stock-based compensation and other			12,549			12,549		12,549
Exercise of stock options	352,559	4	4,675			4,679		4,679
Shares repurchased and retired	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			4,182			4,182		4,182
Issuance of common stock, net	76,864	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(89,619)	(2)	(3,904)			(3,906)		(3,906)

Balance at September 30, 2010	91,448,547	$914	$11,218	$(117,766)	$1,488,369	$1,382,735	$55,306	$1,438,041

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash and cash equivalents at beginning of year	$529,650	$308,791

Cash flows from operating activities:
Net income	360,419	248,020
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	71,926	71,486
Restructuring and other charges	—	6,958
Stock-based compensation	19,365	11,465
Excess tax benefits realized from stock-based compensation arrangements	(5,923)	(4,182)
Equity in net income of unconsolidated investments (net of tax)	(37,118)	(29,950)
Working capital changes	(110,408)	(50,503)
Dividends received from unconsolidated investments and nonmarketable securities	18,722	11,919
Pension and postretirement expense	20,551	15,974
Pension and postretirement contributions	(57,555)	(27,139)
Unrealized gain on investments in marketable securities	(636)	(89)
Deferred income taxes	14,653	24,391
Other, net	(8,529)	(2,618)

Net cash provided by operating activities	285,467	275,732

Cash flows from investing activities:
Capital expenditures	(127,111)	(50,006)
Cash impact from deconsolidation of Stannica LLC, net	—	(13,074)
Cash payments related to acquisitions and other	(11,045)	(7,048)
Cash proceeds from divestitures	—	8,600
Sales of marketable securities, net	1,629	938
Investments in equity and other corporate investments	(10,868)	(5)

Net cash used in investing activities	(147,395)	(60,595)

Cash flows from financing activities:
Repayments of long-term debt	(105,076)	(109,346)
Proceeds from borrowings	132,859	58,710
Dividends paid to shareholders	(43,098)	(36,883)
Repurchases of common stock	(178,132)	(14,945)
Proceeds from exercise of stock options	1,103	4,679
Excess tax benefits realized from stock-based compensation arrangements	5,923	4,182
Withholding taxes paid on stock-based compensation award distributions	(2,325)	(3,905)
Debt financing costs	(2,727)	—

Net cash used in financing activities	(191,473)	(97,508)

Net effect of foreign exchange on cash and cash equivalents	5,009	(1,747)

(Decrease) increase in cash and cash equivalents	(48,392)	115,882

Cash and cash equivalents at end of period	$481,258	$424,673

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our,” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, our consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the nine-month periods ended September 30, 2011 and 2010. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2011. The December 31, 2010 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction gains (losses) of $0.3 million and $(1.8) million for the three- and nine-month periods ended September 30, 2011, respectively, and $0.8 million and $0.7 million for the three- and nine-month periods ended September 30, 2010, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the three- and nine-month periods ended September 30, 2011 was 25.1% and 23.7%, respectively, compared to 24.1% and 24.0% for the three- and nine-month periods ended September 30, 2010, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2011 and 2010 periods is mainly due to the impact of earnings from outside the U.S.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2011 and 2010 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$116,098	$93,689	$336,837	$238,748

Denominator:
Weighted-average common shares for basic earnings per share	89,935	91,312	91,094	91,335

Basic earnings per share	$1.29	$1.03	$3.70	$2.61

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$116,098	$93,689	$336,837	$238,748

Denominator:
Weighted-average common shares for basic earnings per share	89,935	91,312	91,094	91,335
Incremental shares under stock compensation plans	1,023	770	996	794

Total shares	90,958	92,082	92,090	92,129

Diluted earnings per share	$1.28	$1.02	$3.66	$2.59

On October 13, 2011, the Company increased the regular quarterly dividend by 6% to $0.175 per share and declared a cash dividend of said amount for the fourth quarter of 2011, which is payable on January 1, 2012 to shareholders of record at the close of business as of December 15, 2011.

During the three and nine months ended September 30, 2011, we repurchased 3.0 million shares of our common stock for $178.1 million pursuant to the terms of our share repurchase program.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Finished goods	$336,739	$279,365
Raw materials	92,742	66,645
Stores, supplies and other	45,306	43,200

Total inventories	$474,787	$389,210

NOTE 6—Investments:

During the nine months ended September 30, 2011, we made approximately $10.9 million in capital contributions to our 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC).

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in the first quarter of 2010 and the remainder was collected in the third quarter of 2010), reducing our ownership to fifty percent. We determined that the joint venture was a variable interest entity but that we were not the primary beneficiary of the venture arrangement; accordingly, we deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in Investments in our condensed consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in the first quarter of 2010, the earnings associated with our investment in Stannica LLC were reported in Equity in net income of unconsolidated investments in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymer Solutions segment. The carrying value of our investment in Stannica LLC was $7.9 million and $10.2 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 7—Long-Term Debt:

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Variable-rate domestic bank loans	$120,000	$—
5.10% Senior notes, net of unamortized discount of $112 at September 30, 2011 and $137 at December 31, 2010	324,888	324,863
4.50% Senior notes, net of unamortized discount of $2,893 at September 30, 2011 and $3,128 at December 31, 2010	347,107	346,872
Fixed rate foreign borrowings	27,336	33,223
Capital lease obligation	4,026	5,873
Variable-rate foreign bank loans	67,341	149,520
Miscellaneous	481	559

Total long-term debt	891,179	860,910
Less amounts due within one year	12,795	8,983

Long-term debt, less current portion	$878,384	$851,927

In September 2011, we amended and restated our previous $675.0 million credit facility. The amended and restated five-year, revolving, unsecured credit facility (hereinafter referred to as the September 2011 credit agreement) matures on September 22, 2016 and (i) increased the borrowing capacity to $750.0 million from $675.0 million; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; (iii) provides for the ability to extend the maturity date under certain conditions; (iv) eliminated the covenant that required a minimum level of consolidated tangible domestic assets; and (v) increased the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this new agreement. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The margin on the facility was 0.975% and the interest rate was 1.25% as of September 30, 2011. As of September 30, 2011, $120.0 million of borrowings were outstanding under the September 2011 credit agreement.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2011, as follows (in thousands):

Beginning balance at December 31, 2010	$13,806
Expenditures	(876)
Changes in estimates and other	(320)
Foreign currency translation	342

Ending balance at September 30, 2011	12,952
Less amounts reported in Accrued expenses	1,013

Amounts reported in Other noncurrent liabilities	$11,939

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

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site with a recorded value of $6.0 million.

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

On July 3, 2006, we received a Notice of Violation, or the 2006 NOV, from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the United States District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net sales:
Polymer Solutions	$243,931	$231,847	$792,604	$683,789
Catalysts	299,531	214,785	827,339	658,438
Fine Chemistry	179,515	138,404	541,672	415,562

Total net sales	$722,977	$585,036	$2,161,615	$1,757,789

Segment operating profit:
Polymer Solutions	$55,219	$58,699	$203,900	$145,193
Catalysts	93,682	61,721	209,251	167,056
Fine Chemistry	34,793	17,799	111,387	50,251

Total segment operating profit	183,694	138,219	524,538	362,500

Equity in net income of unconsolidated investments:
Polymer Solutions	1,357	2,040	6,496	6,859
Catalysts	8,170	7,166	30,796	23,173
Fine Chemistry	—	—	—	—
Corporate & Other	(27)	(27)	(174)	(82)

Total equity in net income of unconsolidated investments	9,500	9,179	37,118	29,950

Net income attributable to noncontrolling interests:
Polymer Solutions	(2,021)	(2,235)	(9,200)	(4,749)
Catalysts	—	—	—	—
Fine Chemistry	(4,789)	(1,291)	(14,439)	(4,443)
Corporate & Other	(50)	195	57	(80)

Total net income attributable to noncontrolling interests	(6,860)	(3,331)	(23,582)	(9,272)

Segment income:
Polymer Solutions	54,555	58,504	201,196	147,303
Catalysts	101,852	68,887	240,047	190,229
Fine Chemistry	30,004	16,508	96,948	45,808

Total segment income	186,411	143,899	538,191	383,340

Corporate & other	(23,462)	(17,488)	(72,889)	(52,242)
Restructuring and other charges(1)	—	—	—	(6,958)
Interest and financing expenses	(9,710)	(6,139)	(28,576)	(18,059)
Other income, net	956	1,303	534	1,584
Income tax expense	(38,097)	(27,886)	(100,423)	(68,917)

Net income attributable to Albemarle Corporation	$116,098	$93,689	$336,837	$238,748

(1)	The nine-month period ended September 30, 2010 included charges amounting to $6,958 ($4,593 after income taxes) associated with restructuring costs related to reductions in force at our Bergheim, Germany site.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,242	$2,802	$9,677	$8,443
Interest cost	8,252	7,942	24,713	23,875
Expected return on assets	(12,152)	(10,397)	(36,438)	(31,200)
Amortization of net transition asset	—	(2)	—	(7)
Amortization of prior service benefit	(238)	(247)	(714)	(740)
Amortization of net loss	6,562	4,338	19,669	13,050

Total net periodic pension benefit cost	$5,666	$4,436	$16,907	$13,421

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$65	$95	$197	$286
Interest cost	848	891	2,545	2,673
Expected return on assets	(127)	(132)	(382)	(395)
Amortization of prior service benefit	(174)	(426)	(523)	(1,278)
Amortization of net loss	602	423	1,807	1,267

Total net periodic postretirement benefit cost	$1,214	$851	$3,644	$2,553

Total net periodic pension and postretirement benefit cost	$6,880	$5,287	$20,551	$15,974

We have made contributions of $1.1 million and $54.7 million to our qualified and nonqualified pension plans during the three-month and nine-month periods ended September 30, 2011, respectively. Also, we made $2.5 million and $24.6 million in contributions to our qualified and nonqualified pension plans during the three-month and nine-month periods ended September 30, 2010, respectively.

We paid approximately $0.7 million and $2.8 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2011, respectively. Also, we paid approximately $1.1 million and $2.5 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2010, respectively.

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets, with the exception of the 4.50% and 5.10% senior notes and the foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	September 30, 2011		December 31, 2010
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$891,179	$950,074	$860,910	$879,511

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2011 and December 31, 2010, we had outstanding foreign currency forward contracts with notional values totaling $194.8 million and $375.4 million, respectively. At September 30, 2011, $0.1 million was included in Other accounts receivable and $0.9 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2010, we had balances of $0.5 million and $5.4 million in Other accounts receivable and Accrued expenses, respectively, associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in income; however, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three- and nine-month periods ended September 30, 2011, we recognized a loss of $1.6 million and a gain of $4.1 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three- and nine-month periods ended September 30, 2010, we recognized gains of $4.6 million and $2.2 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other income, net. Also, for the nine months ended September 30, 2011, we recorded $(4.1) million related to the change in the fair value of our foreign currency forward contracts and $0.1 million of cash settlements in Other, net in our consolidated statement of cash flows. For the nine months ended September 30, 2010, we recorded $(2.2) million related to the change in the fair value of our foreign currency forward contracts and $(1.3) million of cash settlements in Other, net in our consolidated statement of cash flows.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$16,772	$16,772	$—
Equity securities (b)	$19	$19	$—
Foreign currency forward contracts (c)	$78	$—	$78

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,772	$16,772	$—
Foreign currency forward contracts (c)	867	—	867

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$17,763	$17,763	$—
Equity securities (b)	$29	$29	$—
Foreign currency forward contracts (c)	$540	$—	$540

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,763	$17,763	$—
Foreign currency forward contracts (c)	$5,413	$—	$5,413

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 13—Restructuring and Other Charges:

We had the following activity in our recorded workforce reduction liabilities for the nine months ended September 30, 2011 (in thousands):

Beginning balance at December 31, 2010	$7,074
Workforce reduction charges	1,787
Payments	(2,632)
Foreign currency translation	293

Ending balance at September 30, 2011	6,522
Less amounts reported in Accrued expenses	3,648

Amounts reported in Other noncurrent liabilities	$2,874

During the three-month and nine-month periods ended September 30, 2011, we recorded approximately $0.8 million and $1.8 million, respectively, in charges related to restructuring programs at various manufacturing locations. Payments under these programs are expected to occur within the next 12 months. The nine-month period ended September 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) associated with restructuring costs related to planned reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014.

NOTE 14—Recently Issued Accounting Pronouncements:

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

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. We are assessing the impact of these new requirements on our financial statements.

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

In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted in certain circumstances. We do not expect this new guidance to have a material effect on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2010. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 30.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our inability to pass through such increases;

•	acquisitions and divestitures, and changes in performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in jurisdictional mix of our earnings and changes in tax laws and rates;

•

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

Third Quarter 2011

During the third quarter of 2011:

•	We achieved quarterly earnings of $1.28 per share (on a diluted basis), up 25 percent over third quarter 2010 results.

•	Our net sales for the quarter were $723.0 million, up 24 percent from net sales of $585.0 million in the third quarter of 2010.

•

We had improved top-line performance year-over-year, led by net sales and income growth in our Catalysts segment as well as strong year-over-year performance in our Fine Chemistry segment, offset in part by some demand-softening seen in Polymer Solutions.

•	We held a groundbreaking ceremony with SABIC to initiate the construction of the new aluminum alkyls manufacturing facility in Jubail, Saudi Arabia in connection with our SOCC joint venture.

•

We announced the formation of our new Environmental division with the opening of a new environmental research and development facility in Baton Rouge, LA. Our Environmental division is part of our Fine Chemistry segment and will provide environmental control solutions to the coal-fired utility, cement kiln and industrial boiler markets through the development of multi-pollutant control technologies.

•	Our board of directors declared a quarterly dividend of $0.165 per share on July 12, 2011, payable on October 1, 2011 to shareholders of record at the close of business as of September 15, 2011.

Outlook

During the first nine months of 2011, we have seen strong performance in the global markets that we serve. Our businesses have been well positioned and we continue to invest to capitalize on opportunities in those markets that continue to bring new demand.

Over the course of the third quarter of 2011, we began to see expected signs of volume softness affecting mainly our Polymer Solutions segment versus what we had seen in the first half of 2011. We are closely monitoring customer order patterns and other performance trends in our businesses overall and the markets which they serve in light of current uncertainties in the global economy. While we expect some typical slower year end order patterns in some of our businesses in the fourth quarter, we believe our businesses are fundamentally strong and that our second half 2011 should be similar to the first half of the year and position us for another successful year in 2012.

Polymer Solutions: Our pricing programs combined with favorable impacts from foreign currency have resulted in strong year-over-year financial performance through the first nine months of 2011, especially in our fire safety business. Successful implementation of our pricing initiatives has helped offset raw material inflation as well as fund further investment in new products and technologies. During the third quarter of 2011, we began to see signs of softening demand in our fire safety business (largely in mineral flame retardants) which we believe is attributable to end market order patterns in response to the current uncertainties in the global economy. While we expect some typical seasonal contraction and volume softening in the fourth quarter, we are closely monitoring customer order patterns in this business for indications of sustaining slow growth. However, we believe our business fundamentals in this sector remain strong, and combined with our competitive cost position and overall operating discipline, we believe we will be in a position to manage through any potential sustained slow growth trends in the markets this business serves.

On a long-term basis, we continue to believe improving global standards of living, coupled with the potential for increasingly stringent fire-safety regulations and global climate initiatives, should drive continued long-term demand for fire safety products. Further, we continue to focus on globalization in this segment, with our presence in China expected to be in position to grow with the capacity of our antioxidants facility in Shanghai. Also, our phosphorous-based flame-retardant production capability at our Nanjing site is well positioned to serve the Asia Pacific construction and electronics markets.

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

Catalysts: Higher pricing to counter significant raw material price increases, favorable impacts from overall improved volumes and stronger year-over-year results from our equity joint ventures have driven net sales and earnings growth in our Catalysts segment in the first nine months of 2011. Increased global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalyst business. We expect growth in our polyolefin catalysts division to come from growing global demand for plastics, particularly in Asia and the Middle East. Our fluidized catalytic cracking, or FCC, refinery catalysts business has seen significant price increases in rare earth materials due to recent Chinese export quotas. Our steps to maintain sufficient security of supply for the foreseeable future, as well as cost pass-through mechanisms that have been implemented, are helping us sustain current profitability levels for this business in the current year.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries have contributed to the segment’s performance in 2011. We believe our focus on advanced product development in Catalysts is achieving commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market. Additionally, we expect to continue exploring new alternative fuel opportunities by partnering with leading renewable fuels technology developers who can benefit from Albemarle’s catalysis expertise. We recently expanded our presence in the biofuels market with the acquisition of Catilin, Inc., announced on May 11, 2011. Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis whose technology and products will further strengthen our offerings for the renewable fuels market.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us to lead in the key Middle East developing region and the fast growing Middle East polyolefins market. Construction at our recently acquired Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin and high brightness LED regional markets. Intermediate commercial operations at the site began in 2011, with the commercial facility expected to be fully operational in 2012, to meet regional growth in metallocene polyolefins and trimethyl gallium (TMG) markets for high brightness LED. Additionally, we are finalizing project scope and design elements for our new Brazilian hydroprocessing catalysts investment with Petrobras. This project, to be operated within our FCC SA joint venture, remains on track for start-up in the beginning of 2014.

Fine Chemistry: Our Fine Chemistry segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

In our performance chemicals sector, we have seen strong growth in the first nine months of 2011 as demand across our bromine franchise expanded, with new applications widening the breadth of use of our bromine and bromine derivatives and global supply remaining tight. Our completion fluids business has regained traction during the first nine months of 2011 and we expect this trend to continue through the end of the year as global drilling activity continues to operate at significantly higher levels than in the prior year. Additionally, we are encouraged by long-term drivers in the U.S. and China for our mercury control business. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in the U.S. and China and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard. In response to the emerging opportunities in this market, during third quarter 2011 we formed our new Environmental division. This division will function within our Fine Chemistry segment and will provide environmental control solutions to the coal-fired utility, cement kiln and industrial boiler markets through the development of multi-pollutant control technologies.

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

Our fine chemistry services product pipeline is strong and opportunities are expanding. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug. Also, in the third quarter of 2011 we announced our agreement to provide customer scale-up and production services for synthetic, renewable base oils for the lubricants market to Novvi S.A., a joint venture between Amyris, Inc. and Cosan S.A. Indústria e Comércio focused on the development, production, marketing and distribution of high-performance renewable base oils.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2011 to be 23.7%, however our rate will vary based on the locales in which income is actually earned.

The strong performance of our businesses has enabled us to announce two dividend increases in 2011. In the first quarter of 2011 we increased our quarterly dividend payout to 16.5 cents per share, followed by another increase to 17.5 cents per share on October 13, 2011 to shareholders of record at the close of business on December 15, 2011.

During the third quarter of 2011, we repurchased 3.0 million shares of our common stock for approximately $178 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis.

On September 22, 2011, we amended and restated our previous $675.0 million credit facility. Under the terms of the amended and restated five-year, revolving, unsecured credit facility, we have the ability to borrow $750.0 million (with an option for another $250 million under the terms of the agreement), which we believe will give us continuing liquidity for both our short-term and long-term operating needs.

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

Third Quarter 2011 Compared to Third Quarter 2010

Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2011	2010	2011 vs. 2010
	(In thousands, except percentages and per share amounts)
NET SALES	$722,977	$585,036	24%
Cost of goods sold	464,965	388,213	20%

GROSS PROFIT	258,012	196,823	31%
GROSS PROFIT MARGIN	35.7%	33.6%

Selling, general and administrative expenses	77,169	61,924	25%
Research and development expenses	20,534	14,336	43%

OPERATING PROFIT	160,309	120,563	33%
OPERATING PROFIT MARGIN	22.2%	20.6%

Interest and financing expenses	(9,710)	(6,139)	58%
Other income, net	956	1,303	(27)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	151,555	115,727	31%
Income tax expense	38,097	27,886	37%
Effective tax rate	25.1%	24.1%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	113,458	87,841	29%
Equity in net income of unconsolidated investments (net of tax)	9,500	9,179	3%

NET INCOME	122,958	97,020	27%

Net income attributable to noncontrolling interests	(6,860)	(3,331)	106%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$116,098	$93,689	24%

PERCENTAGE OF NET SALES	16.1%	16.0%

Basic earnings per share	$1.29	$1.03	25%

Diluted earnings per share	$1.28	$1.02	25%

Net Sales

For the three-month period ended September 30, 2011, we recorded net sales of $723.0 million, a 24% increase compared to net sales of $585.0 million for the three-month period ended September 30, 2010. This increase was due primarily to favorable pricing in all segments as well as favorable impacts of foreign currency. Overall our pricing was favorable 19%, while impacts from foreign currency (mainly the stronger Euro) had a favorable impact on our net sales of 4%. Volume impacts were also favorable 1%.

Polymer Solutions net sales increased $12.1 million, or 5%, for the three-month period ended September 30, 2011 compared to the same period in 2010, due mainly to favorable impacts from pricing of 15% and foreign currency of 4%, partly offset by impacts of lower volumes of 14%. Catalysts net sales increased $84.7 million, or 39%, for the three-month period ended September 30, 2011, compared to the same period last year due mainly to an increase in pricing contributing 26%, as well as favorable volume impacts of 9% and foreign currency of 4%. Fine Chemistry net sales increased $41.1 million, or 30%, for the three-month period ended September 30, 2011 as compared to the same period last year, primarily due to favorable price impacts of 15% and higher volumes contributing 12% of the increase. Foreign currency also favorably impacted Fine Chemistry’s net sales by 3% during the third quarter of 2011 versus the corresponding period in 2010. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended September 30, 2011, our gross profit increased $61.2 million, or 31%, from the corresponding 2010 period due mainly to favorable pricing across our segments and net favorable impacts from foreign currency (mainly the stronger Euro), partly offset mainly by higher variable input costs (mainly raw materials) and increases in manufacturing spending. Overall, these factors contributed to our improved gross profit margin for the three-month period ended September 30, 2011 of 35.7%, up from 33.6% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2011, our selling, general and administrative, or SG&A, expenses increased $15.2 million, or 25%, from the three-month period ended September 30, 2010. This increase was primarily due to higher personnel-related costs as well as unfavorable foreign currency impacts primarily from the stronger Euro. As a percentage of net sales, SG&A expenses were 10.7% for the three-month period ended September 30, 2011, roughly flat compared to 10.6% for the corresponding period in 2010.

Research and Development Expenses

For the three-month period ended September 30, 2011, our research and development, or R&D, expenses increased $6.2 million, or 43%, from the three-month period ended September 30, 2010 due mainly to higher department spending as well as unfavorable foreign currency impacts from the stronger Euro. As a percentage of net sales, R&D expenses were 2.8% for the three-month period ended September 30, 2011, compared to 2.5% for the corresponding period in 2010.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2011 increased $3.6 million to $9.7 million from the corresponding 2010 period due mainly to higher average interest rates on our outstanding borrowings.

Other Income, Net

Other income, net for the three-month period ended September 30, 2011 was $1.0 million versus $1.3 million for the corresponding 2010 period. This change was due primarily to comparatively unfavorable results on our foreign exchange gains and losses and other miscellaneous income items, partly offset by higher interest income versus the corresponding period in 2010.

Income Tax Expense

The effective income tax rate for the third quarter of 2011 was 25.1% compared to 24.1% for the third quarter of 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended September 30, 2011 and 2010 is mainly due to the impact of earnings from outside the U.S. Based on our current level and location of income, we expect our effective tax rate to be 23.7% for the year 2011.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $9.5 million for the three-month period ended September 30, 2011 compared to $9.2 million in the same period last year. This increase was due primarily to improved results in our Catalysts segment joint ventures Fábrica Carioca de Catalisadores SA, or FCC SA, and Eurecat SA, partly offset by comparably unfavorable results from our Magnifin investment in our Polymer Solutions segment.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended September 30, 2011, net income attributable to noncontrolling interests was $6.9 million compared to $3.3 million in the same period last year. This increase was due primarily to improved volumes and profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on higher demand for the products in our bromine and derivatives portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation was $116.1 million for the three-month period ended September 30, 2011, up from $93.7 million in the three-month period ended September 30, 2010. This increase was primarily due to favorable pricing impacts, net favorable impacts from foreign currency and favorable equity in net income of unconsolidated investments. These favorable impacts were partly offset primarily by higher variable input costs, higher manufacturing and SG&A and R&D spending, higher interest and financing expenses, higher income taxes and higher net income attributable to noncontrolling interests.

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

	Three Months Ended September 30,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs. 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$243,931	33.8%	$231,847	39.6%	5%
Catalysts	299,531	41.4%	214,785	36.7%	39%
Fine Chemistry	179,515	24.8%	138,404	23.7%	30%

Total net sales	$722,977	100.0%	$585,036	100.0%	24%

Segment operating profit:
Polymer Solutions	$55,219	22.6%	$58,699	25.3%	(6)%
Catalysts	93,682	31.3%	61,721	28.7%	52%
Fine Chemistry	34,793	19.4%	17,799	12.9%	95%

Total segment operating profit	183,694		138,219		33%

Equity in net income of unconsolidated investments:
Polymer Solutions	1,357		2,040		(33)%
Catalysts	8,170		7,166		14%
Fine Chemistry	—		—		— %
Corporate & other	(27)		(27)		— %

Total equity in net income of unconsolidated investments	9,500		9,179		3%

Net income attributable to noncontrolling interests:
Polymer Solutions	(2,021)		(2,235)		(10)%
Catalysts	—		—		— %
Fine Chemistry	(4,789)		(1,291)		271%
Corporate & other	(50)		195		(126)%

Total net income attributable to noncontrolling interests	(6,860)		(3,331)		106%

Segment income:
Polymer Solutions	54,555	22.4%	58,504	25.2%	(7)%
Catalysts	101,852	34.0%	68,887	32.1%	48%
Fine Chemistry	30,004	16.7%	16,508	11.9%	82%

Total segment income	186,411		143,899		30%

Corporate & other	(23,462)		(17,488)		34%
Interest and financing expenses	(9,710)		(6,139)		58%
Other income, net	956		1,303		(27)%
Income tax expense	(38,097)		(27,886)		37%

Net income attributable to Albemarle Corporation	$116,098		$93,689		24%

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

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Total segment operating profit	$183,694	$138,219
Add (less):
Corporate & other(a)	(23,385)	(17,656)

GAAP Operating profit	$160,309	$120,563

Total segment income	$186,411	$143,899
Add (less):
Corporate & other	(23,462)	(17,488)
Interest and financing expenses	(9,710)	(6,139)
Other income, net	956	1,303
Income tax expense	(38,097)	(27,886)

GAAP Net income attributable to Albemarle Corporation	$116,098	$93,689

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(77) and $168 for the three-month periods ended September 30, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended September 30, 2011 were $243.9 million, up 5% as compared to the same period in 2010 due mainly to the impact of favorable pricing of 15% resulting from the execution of recent price increases (mainly in our fire safety portfolio) largely in response to rising raw material costs. Also, impacts from foreign currency were favorable to the Polymer Solutions segment 4% (due mainly to the stronger Euro). These favorable impacts were offset by impacts of lower volumes of 14% due mainly to lower volumes in our fire safety portfolio where we have seen some demand softening in the related end markets. Our stabilizers and curatives business also showed unfavorable impacts from lower volumes in the third quarter 2011 over the corresponding period in 2010, although offset by favorable pricing and foreign exchange impacts. Segment income for Polymer Solutions declined 7% to $54.6 million for the three-month period ended September 30, 2011 versus the same period in 2010, due mainly to the overall unfavorable volume impacts noted above, along with higher variable input costs (mainly raw materials) and increases in manufacturing and SG&A/R&D spending, offset by favorable pricing and overall impacts of foreign currency (due mainly to the stronger Euro). Further, Polymer Solutions segment results for the third quarter 2011 were unfavorably impacted by lower equity in net income from our unconsolidated investment Magnifin of $0.7 million for third quarter 2011 versus the third quarter of 2010, offset slightly by $ 0.2 million in lower charges from net income attributable to noncontrolling interests in our JBC joint venture.

Catalysts

Catalysts segment net sales for the three-month period ended September 30, 2011 were $299.5 million, an increase of 39% versus the three-month period ended September 30, 2010. This increase was due mainly to an increase in pricing contributing 26%, as well as the effects of favorable volume and foreign currency impacts (due mainly to the stronger Euro) of 9% and 4%, respectively. The favorable pricing impacts were mainly in refinery catalysts (mainly FCC and HPC) due mainly to the pass-through of higher raw material costs, while the favorable volume impacts were associated mainly with our HPC, polyolefin catalysts and FCC refinery catalysts businesses, partly offset by unfavorable volume impacts in alternative fuels. Catalysts segment income for the third quarter

2011 was $101.9 million, up 48% in comparison to the three-month period ended September 30, 2010. Catalysts segment income for the quarter benefitted mainly from the sales gains noted above as well as net favorable foreign currency impacts, partly offset mainly by the impacts of higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Also, Catalysts segment income for third quarter 2011 benefitted from year-over-year improvement in equity in net income of unconsolidated investments of $1.0 million, resulting mainly from improved performance in our refinery catalysts joint ventures FCC SA and Eurecat SA due to improved performance year-over-year.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended September 30, 2011 were $179.5 million, an increase of 30%, versus the three-month period ended September 30, 2010. This increase was primarily attributable to favorable pricing impacts of 15% year-over-year for the segment (mainly in our performance chemicals business) as well as higher volumes (particularly in our custom services and intermediates business) contributing a 12% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of approximately $0.9 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Foreign currency was also favorable 3% during third quarter 2011 versus the corresponding period of 2010 due mainly to the stronger Euro. Segment income for the three-month period ended September 30, 2011 was $30.0 million, up 82% from the corresponding period in 2010. These improved results were due mainly to sales pricing and volumes gains in the segment (particularly in performance chemicals) as well as net favorable foreign currency impacts (mainly the Euro), offset in part by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher charges from net income attributable to noncontrolling interests of $3.5 million (mainly from improved bromine portfolio performance in our JBC joint venture).

Corporate and other

For the three-month period ended September 30, 2011, our Corporate and other expense was $23.5 million versus $17.5 million for the corresponding period in 2010. This increase was primarily due to higher employee-related costs reflected mainly in SG&A expenses.

Nine Months 2011 Compared to Nine Months 2010

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2011	2010	2011 vs. 2010
	(In thousands, except percentages and per share amounts)
NET SALES	$2,161,615	$1,757,789	23%
Cost of goods sold	1,418,638	1,208,328	17%

GROSS PROFIT	742,977	549,461	35%
GROSS PROFIT MARGIN	34.4%	31.3%

Selling, general and administrative expenses	233,115	195,319	19%
Research and development expenses	58,096	43,722	33%
Restructuring and other charges	—	6,958	*

OPERATING PROFIT	451,766	303,462	49%
OPERATING PROFIT MARGIN	20.9%	17.3%

Interest and financing expenses	(28,576)	(18,059)	58%
Other income, net	534	1,584	(66)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	423,724	286,987	48%
Income tax expense	100,423	68,917	46%
Effective tax rate	23.7%	24.0%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	323,301	218,070	48%
Equity in net income of unconsolidated investments (net of tax)	37,118	29,950	24%

NET INCOME	360,419	248,020	45%

Net income attributable to noncontrolling interests	(23,582)	(9,272)	154%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$336,837	$238,748	41%

PERCENTAGE OF NET SALES	15.6%	13.6%

Basic earnings per share	$3.70	$2.61	42%

Diluted earnings per share	$3.66	$2.59	41%

*	Percentage change calculation is not meaningful.

Net Sales

For the nine-month period ended September 30, 2011, we recorded net sales of $2.16 billion, a 23% increase compared to net sales of $1.76 billion for the nine-month period ended September 30, 2010. This increase was due primarily to favorable pricing in all segments, as well as favorable volume impacts for the Company as a whole resulting mainly from improved market conditions year-over-year. Pricing was favorable 16% while volume had a favorable impact on our net sales of 5%. Additionally, foreign currency impacts were favorable 2% for the first nine months of 2011 over the corresponding period of 2010 (due mainly to the stronger Euro).

Polymer Solutions net sales increased $108.8 million, or 16%, for the nine-month period ended September 30, 2011 compared to the same period in 2010, due mainly to the impact of favorable pricing of 19%, with slight volume decrease impacts of 6% offset by favorable foreign currency impacts of 3%. Catalysts net sales increased $168.9 million, or 26%, for the nine-month period ended September 30, 2011, compared to the same period last year due mainly to favorable pricing of 15% as well as favorable volume impacts contributing 9% and favorable foreign currency impacts of 2%. Fine Chemistry net sales increased $126.1 million, or 30%, for the nine-month period ended September 30, 2011, as compared to the same period last year, primarily due to higher volumes contributing 16% of the increase as well as favorable pricing impacts of 12% and favorable foreign currency impacts of 2%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the nine-month period ended September 30, 2011, our gross profit increased $193.5 million, or 35%, from the corresponding 2010 period due mainly to favorable pricing across our segments as well as overall stronger volumes and related favorable production rate impacts on cost, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing spending. Also, foreign currency was favorable to gross profit year-over-year due mainly to the stronger Euro. Overall, these factors contributed to our improved gross profit margin for the nine-month period ended September 30, 2011 of 34.4%, up from 31.3% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2011, our SG&A expenses increased $37.8 million, or 19%, from the nine-month period ended September 30, 2010. This increase was primarily due to higher personnel-related costs, higher sales commissions and unfavorable foreign currency impacts (due mainly to the stronger Euro). As a percentage of net sales, SG&A expenses were 10.8% for the nine-month period ended September 30, 2011, compared to 11.1% for the corresponding period in 2010.

Research and Development Expenses

For the nine-month period ended September 30, 2011, our R&D expenses increased $14.4 million, or 33%, from the nine-month period ended September 30, 2010, mainly due to higher department spending and unfavorable foreign currency impacts (due mainly to the stronger Euro). As a percentage of net sales, R&D expenses were 2.7% for the nine-month period ended September 30, 2011, compared to 2.5% for the corresponding period in 2010.

Restructuring and Other Charges

The nine-month period ended September 30, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related to reductions in force at our Bergheim, Germany site.

Interest and Financing Expenses

Interest and financing expenses for the nine-month period ended September 30, 2011 increased $10.5 million to $28.6 million from the corresponding 2010 period due mainly to higher average interest rates on our outstanding borrowings.

Other Income, Net

Other income, net for the nine-month period ended September 30, 2011 was $0.5 million versus $1.6 million for the corresponding 2010 period. This change was due primarily to comparatively unfavorable results on our foreign exchange gains and losses year-over-year, offset by higher interest income and other miscellaneous income items versus the corresponding period in 2010.

Income Tax Expense

The effective income tax rate for the first nine months of 2011 was 23.7% compared to 24.0% for the first nine months of 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the nine-month periods ended September 30, 2011 and 2010 is mainly due to the impact of earnings from outside the U.S. Based on our current level and location of income, we expect our effective tax rate to be 23.7% for the year 2011.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $37.1 million for the nine-month period ended September 30, 2011 compared to $30.0 million in the same period last year. This increase was due primarily to improved results in our Catalysts segment joint ventures FCC SA and Nippon Ketjen.

Net Income Attributable to Noncontrolling Interests

For the nine-month period ended September 30, 2011, net income attributable to noncontrolling interests was $23.6 million compared to $9.3 million in the same period last year. This increase was due primarily to improved volumes and profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on higher demand for the products in our bromine and derivatives portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation was $336.8 million for the nine-month period ended September 30, 2011, up from $238.7 million in the nine-month period ended September 30, 2010, primarily due to overall favorable sales pricing and volume impacts, favorable impacts from foreign currency, lower restructuring and other charges and favorable equity in net income of unconsolidated investments. These favorable impacts were partly offset primarily by higher variable input costs, higher manufacturing spending, higher SG&A and R&D costs, higher interest and financing expenses, higher income taxes and higher net income attributable to noncontrolling interests.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$792,604	36.7%	$683,789	38.9%	16%
Catalysts	827,339	38.3%	658,438	37.5%	26%
Fine Chemistry	541,672	25.0%	415,562	23.6%	30%

Total net sales	$2,161,615	100.0%	$1,757,789	100.0%	23%

Segment operating profit:
Polymer Solutions	$203,900	25.7%	$145,193	21.2%	40%
Catalysts	209,251	25.3%	167,056	25.4%	25%
Fine Chemistry	111,387	20.6%	50,251	12.1%	122%

Total segment operating profit	524,538		362,500		45%

Equity in net income of unconsolidated investments:
Polymer Solutions	6,496		6,859		(5)%
Catalysts	30,796		23,173		33%
Fine Chemistry	—		—		— %
Corporate & other	(174)		(82)		112%

Total equity in net income of unconsolidated investments	37,118		29,950		24%

Net income attributable to noncontrolling interests:
Polymer Solutions	(9,200)		(4,749)		94%
Catalysts	—		—		— %
Fine Chemistry	(14,439)		(4,443)		225%
Corporate & other	57		(80)		(171)%

Total net income attributable to noncontrolling interests	(23,582)		(9,272)		154%

Segment income:
Polymer Solutions	201,196	25.4%	147,303	21.5%	37%
Catalysts	240,047	29.0%	190,229	28.9%	26%
Fine Chemistry	96,948	17.9%	45,808	11.0%	112%

Total segment income	538,191		383,340		40%

Corporate & other	(72,889)		(52,242)		40%
Restructuring and other charges	—		(6,958)		*
Interest and financing expenses	(28,576)		(18,059)		58%
Other income, net	534		1,584		(66)%
Income tax expense	(100,423)		(68,917)		46%

Net income attributable to Albemarle Corporation	$336,837		$238,748		41%

*	Percentage change calculation is not meaningful.

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

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Total segment operating profit	$524,538	$362,500
Add (less):
Corporate & other(a)	(72,772)	(52,080)
Restructuring and other charges	—	(6,958)

GAAP Operating profit	$451,766	$303,462

Total segment income	$538,191	$383,340
Add (less):
Corporate & other	(72,889)	(52,242)
Restructuring and other charges	—	(6,958)
Interest and financing expenses	(28,576)	(18,059)
Other income, net	534	1,584
Income tax expense	(100,423)	(68,917)

GAAP Net income attributable to Albemarle Corporation	$336,837	$238,748

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(117) and $(162) for the nine-month periods ended September 30, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the nine-month period ended September 30, 2011 were $792.6 million, up 16%, compared to the same period in 2010, due mainly to the impact of favorable pricing of 19% resulting from the execution of recent price increases during the year in our fire safety portfolio largely in response to rising raw material costs. Slightly lower volume impacts of 6% for the segment were offset by favorable foreign currency impacts of 3%. Our stabilizers and curatives business also showed favorable pricing and foreign currency impacts in the first nine months of 2011 over the first nine months of 2010, although partly offset by lower volumes. Segment income for Polymer Solutions was $201.2 million for the nine-month period ended September 30, 2011, up 37% versus the same period in 2010, due mainly to the overall pricing improvements noted above and favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials), higher manufacturing and SG&A/R&D spending and impacts from lower volumes. Further, Polymer Solutions segment results for the first nine months of 2011 were unfavorably impacted $4.5 million in higher charges from net income attributable to noncontrolling interests in our JBC joint venture, while equity in net income from our unconsolidated investment Magnifin was $6.5 million for the nine months ended September 30, 2011, down slightly from the corresponding period ended September 30, 2010.

Catalysts

Catalysts segment net sales for the nine-month period ended September 30, 2011 were $827.3 million, an increase of 26%, versus the nine-month period ended September 30, 2010. This increase was due mainly to favorable pricing impacts of 15%, favorable volume impacts contributing 9% and favorable effects from foreign currency of 2%. The favorable volume impacts were mainly in HPC and polyolefin catalysts, partly offset by lower volumes in alternative fuels and FCC refinery catalysts. Also, pricing was up for the nine months 2011 versus prior year in refinery catalysts (mainly FCC as well as in HPC) due mainly to the pass-through of higher raw material costs along with other announced price increases. Catalysts segment income increased 26% to $240.0 million for the nine-month period ended September 30, 2011 in comparison to the nine-month period ended September 30, 2010. This increase was primarily in our refinery catalysts business due mainly to the pricing and overall volume gains noted above as well as favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Catalysts segment income for the nine-month period ended September 30, 2011 benefitted from year-over-year improvement in equity in net income from unconsolidated investments of $7.6 million, resulting mainly from improved performance in our refinery catalysts joint venture FCC SA due to favorable sales performance year-over-year as well as favorable results from Nippon Ketjen.

Fine Chemistry

Fine Chemistry segment net sales for the nine-month period ended September 30, 2011 were $541.7 million, an increase of 30% versus the nine-month period ended September 30, 2010. This increase was primarily attributable to higher volumes (particularly in our custom services, agricultural intermediates and performance chemicals businesses) contributing a 16% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of $9.6 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Pricing was also favorable 12% year-over-year for the segment (mainly in performance chemicals) while foreign currency impacts were also favorable 2%. Segment income for the nine-month period ended September 30, 2011 was $96.9 million, more than double the corresponding period in 2010. These improved results were due mainly to higher sales pricing and volumes in the segment mentioned above as well as favorable foreign currency impacts, offset in part by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher charges from net income attributable to noncontrolling interests of $10.0 million (mainly from improved bromine portfolio performance in our JBC joint venture).

Corporate and other

For the nine-month period ended September 30, 2011, our Corporate and other expense was $72.9 million versus $52.2 million for the corresponding period in 2010. This increase was primarily due to higher employee-related costs reflected mainly in SG&A expenses.

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

Cash Flow

Our cash and cash equivalents decreased by $48.4 million to $481.3 million at September 30, 2011, down from $529.7 million at December 31, 2010. For the nine-month period ended September 30, 2011, our operations provided $285.5 million of cash as compared to $275.7 million for the nine-month period ended September 30, 2010. This increase was primarily due to an increase in profitability, partly offset mainly by unfavorable changes in working capital and higher pension and postretirement contributions versus the first nine months of 2010. Combined with cash on hand, our cash from operations for the first nine months of 2011 funded capital expenditures for plant, machinery and equipment of $127.1 million, $10.9 million in additions to equity and other corporate investments, $11.0 million in acquisitions of businesses and other, repayments of long-term debt of $105.1 million and dividends to shareholders of $43.1 million. Further, we had proceeds from borrowings during the nine month period ended September 30, 2011 of $132.9 million, the majority of which we borrowed during the third quarter of 2011 to fund the repurchase of 3.0 million shares of our common stock at an aggregate cost of $178.1 million. Also, our cash flows for the first nine months of 2010 were unfavorably impacted by $13.1 million in reduced cash resulting from the deconsolidation of our Stannica LLC joint venture on January 1, 2010.

At September 30, 2011 and December 31, 2010, our cash and cash equivalents were comprised of approximately $361.9 million and $337.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three- and nine-month periods ended September 30, 2011, we repatriated approximately $79.2 million and $98.5 million in cash, respectively, as part of these foreign cash repatriation activities. For the three- and nine-month periods ended September 30, 2010, we repatriated approximately $3.2 million and $14.5 million in cash, respectively, as part of these foreign cash repatriation activities.

Net current assets increased $62.9 million to $1.05 billion at September 30, 2011 from $984.0 million at December 31, 2010. This increase was due primarily to increases in accounts receivable and inventories, partly offset by a decrease in cash and cash equivalents and increases in accounts payable and accrued expenses.

Capital expenditures for the nine-month period ended September 30, 2011 of $127.1 million were associated with property, plant and equipment additions. We expect our capital expenditures will be at least $180 million in 2011 mainly due to capital projects associated with increased capacity, cost reduction and continuity of operations.

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

Long-Term Debt

In September 2011, we amended and restated our previous $675.0 million credit facility. The amended and restated five-year, revolving, unsecured credit facility matures on September 22, 2016 and (i) increased the borrowing capacity to $750.0 million from $675.0 million; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; (iii) provides for the ability to extend the maturity date under certain conditions; (iv) eliminated the covenant that required a minimum level of consolidated tangible domestic assets; and (v) increased the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this new agreement. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The margin on the facility was 0.975% and the interest rate was 1.25% as of September 30, 2011. As of September 30, 2011, $120.0 million of borrowings were outstanding under the September 2011 credit agreement.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the new credit facility, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in our new credit facility, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of September 30, 2011, we were, and currently are, in compliance with all of our debt covenants.

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

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of September 30, 2011, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

The non-current portion of our long-term debt amounted to $878.4 million at September 30, 2011, compared to $851.9 million at December 31, 2010. In addition, at September 30, 2011, we had the ability to borrow $630.0 million under our September 2011 credit agreement and $229.2 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under our other existing credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $34.8 million at September 30, 2011. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2011 contributions to our domestic and foreign qualified and nonqualified pension plans should approximate $56 million. We may choose to make additional pension contributions in excess of this amount. We have made $54.7 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2011.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $20.0 million and $21.9 million at September 30, 2011 and December 31, 2010, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $11.5 million at September 30, 2011 and $12.3 million at December 31, 2010. We cannot estimate the amount of any cash payments associated with these liabilities for the remainder of 2011 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

In September 2011, we amended and restated our previous $675.0 million credit facility. See “Financial Condition and Liquidity – Long-Term Debt” above for a discussion of the impact of this event.

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

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, renew their extensions of credit or provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than prior to the market disruptions in 2008 and 2009, which severely impacted many financial institutions. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At September 30, 2011, we had the ability to borrow in excess of $859.2 million under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $481.3 million as of September 30, 2011, which represents an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

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

We had variable interest rate borrowings of $187.3 million outstanding at September 30, 2011, bearing a weighted average interest rate of 2.67% and representing 21% of our total outstanding debt. A hypothetical 10% change (approximately 27 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million as of September 30, 2011. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $194.8 million and with a fair value representing a net liability position of $0.8 million at September 30, 2011. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2011, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $3.5 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of $0.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2011, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At September 30, 2011 and December 31, 2010, we had no natural gas hedge contracts outstanding.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2011:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs*
July 1, 2011 to July 31, 2011	800,600	$67.98	800,600	3,024,144

August 1, 2011 to August 31, 2011	2,199,400	56.25	2,199,400	824,744

September 1, 2011 to September 30, 2011	—	—	—	824,744

Total	3,000,000	$59.38	3,000,000	824,744

*	Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. As of September 30, 2011, 824,744 shares were available to be repurchased under the stock repurchase plan. On October 13, 2011, our Board of Directors authorized another increase in the number of shares the Company is permitted to repurchase under the plan up to a maximum of five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

10.1 Amended and Restated Credit Agreement, dated as of September 22, 2011, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 22, 2011, and incorporated herein by reference].

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101 Interactive Data Files (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2011, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011 and 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: October 25, 2011	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier Senior Vice President, Chief Financial Officer and Chief Risk Officer (principal financial officer)