Form 10-K
period 2011-12-31
ALBEMARLE CORP
filed 2012-02-22
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of February 3, 2012: 88,937,768

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $6.3 billion based on the reported last sale price of common stock on June 30, 2011, the last business day of the registrant’s most recently completed second quarter.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2011

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.

Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food-safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team, and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

We and our joint ventures currently operate 50 facilities, encompassing production, research and development facilities, and administrative and sales offices in North and South America, Europe, the Middle East, Asia, Africa and Australia. We serve approximately 3,000 customers in over 100 countries. For information regarding our unconsolidated joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 51.

Business Segments

Our operations are managed and reported as three operating segments: Polymer Solutions, Catalysts and Fine Chemistry.

For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 23, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 51.

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

Stabilizers and Curatives. We produce plastic additives as well as other additives, such as curatives, antioxidants and stabilizers, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our additives products include curatives for polyurethane, polyurea, and epoxy system polymerization. This business also produces antioxidants and stabilizers to improve the performance integrity of thermoplastic resins. We are well-positioned for global growth, notably with our leading antioxidant supplier position in the rapidly growing Chinese market.

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

Customers

Our Polymer Solutions segment offers more than 80 products to a variety of end-markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, lubricant manufacturers, refiners and other specialty chemical companies.

Albemarle Corporation and Subsidiaries

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

We are a market leader in the brominated flame retardants business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd, Industrial Products division, or Israel Chemicals. We are also a market leader in the phosphorus-based flame retardants business and in the mineral-based flame retardants business. Our most significant competitors in the phosphorus-based flame retardants business are Israel Chemicals, Jiangsu Yoke Technology Co., Ltd. and Zhejiang Wansheng Chemical Co., Ltd. In our mineral-based flame retardants business, our most significant competitors include J.M. Huber Corporation, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH. We are a market leader in the plastic additives business and our most significant competitors are BASF Corporation, Chemtura Corporation and Songwon Industrial Co., Ltd.

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

The bromine we use in our Polymer Solutions segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited, or JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we have a joint venture with Weifang Sinobrom Import and Export Company, Ltd., or Sinobrom, in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.

We entered into a range of phosphorus derivative supply agreements with Rhodia S.A. as part of the acquisition of the Rhodia polyurethane flame retardants business in 2003.

Catalysts

Our Catalysts segment includes our refinery catalysts and performance catalyst solutions (formerly polyolefin catalysts) businesses.

Refinery Catalysts. Our two main refinery catalysts product lines are hydroprocessing catalysts, or HPC, and fluidized catalytic cracking, or FCC, catalysts and additives. In renewable, non-crude based fuels, we have also launched new catalysts for customers, along with ongoing research and development initiatives with additional potential customers.

Albemarle Corporation and Subsidiaries

HPC catalysts are primarily used to reduce the quantity of sulfur and other impurities in petroleum products as well as to convert heavy feedstock into lighter, more valuable products. FCC catalysts assist in the cracking of petroleum streams into derivative, higher-value products such as fuels and petrochemical feedstock. Our FCC additives are used to remove sulfur in gasoline and to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units, to increase liquefied petroleum gas olefins yield and to boost octane in gasoline. We offer approximately 130 different HPC catalysts products and approximately 40 different FCC catalysts and additives products to our customers.

Performance Catalyst Solutions (PCS). We have three business units in our PCS division: polymer catalysts, chemical catalysts, and electronic materials. We manufacture organometallic co-catalysts (e.g., aluminum, magnesium, and zinc alkyls) as well as metallocene components and co-catalysts (e.g., methylaluminumoxane, organoborons, metallocene compounds, and finished polymerization catalysts comprising these products). We also offer finished Single-Site catalysts with or without our proprietary ActivCat® technology and a line of proprietary Ziegler-Natta catalysts under the Advantage™ brand. Our co-catalysts and finished catalysts are used in our customers’ production of polyolefin polymers. Such polymers are commodity (i.e., Ziegler Natta polymerization technology) and specialty (i.e., Single Site polymerization technology) plastics serving a wide variety of end markets including packaging, non-packaging, films and injection molding. Some of our organometallic products are also used in the manufacture of alpha-olefins (i.e., hexene, octene, decene). In electronic materials, we manufacture and sell high purity metal organic products into electronic applications such as the production of light emitting diodes (LEDs) for displays and general lighting, as well as other products used in the production of solar cells. Our chemical catalysts include a variety of catalysts used in the broad chemical industry, for example, catalysts used in the production of ethylene dichloride and methylamines, among others.

Customers

Our Catalysts segment customers include multinational corporations such as ExxonMobil Corporation, Royal Dutch Shell plc, Chevron Corporation, TOTAL S.A., Saudi Basic Industries Corporation, and INEOS Group Holdings S.A.; independent petroleum refining companies such as Valero Energy Corporation and Tesoro Petroleum Corporation; and national petroleum refining companies such as Saudi Aramco Refinery Company Ltd., Petróleo Brasileiro S.A. and Petróleos Mexicanos.

We estimate that there are currently approximately 450 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to three years. There are approximately 1,000 polyolefin and elastomer units worldwide which require a constant supply of co-catalysts and finished catalysts.

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

We are a market leader in the HPC, FCC, and polyolefin organometallic catalysts markets. Our major competitors in the HPC catalysts market include Criterion Catalysts and Technologies, W.R. Grace & Co./Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co. and BASF Corporation. Our major competitors in the organometallics market include AkzoNobel and Chemtura Corporation, as well as W.R Grace & Co and BASF in the Ziegler Natta catalysts area. Some of our major catalysts competitors have alliances with global major refiners to facilitate new product development and introduction.

Raw Materials

The major raw materials we use in our Catalysts operations include aluminum, ethylene, alpha-olefins, sodium silicate, sodium aluminate, kaolin, rare earths, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. These raw materials may nevertheless be subject to significant volatility despite our mitigating efforts. Our profitability may be affected if we are unable to recover significant raw material costs from our customers.

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

Albemarle Corporation and Subsidiaries

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

Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemistry products and performance chemicals for the pharmaceutical and agricultural uses described below, our fine chemistry services business offers custom manufacturing, research and chemical scale-up services for companies. We believe that these services position us to support customers in developing their new products, such as new drugs, specialty materials and chemicals from renewables.

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

In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulations prompted by findings regarding the chemical’s potential to deplete the ozone layer. Methyl bromide is injected into the soil by end users before planting to eliminate bacteria, nematodes, fungus and weeds. Methyl bromide is used on high-value crops, such as strawberries, tomatoes, melons and peppers.

We will continue to sell methyl bromide in our current markets throughout 2012, as current regulations allow, with smaller critical-use allowances compared to 2011. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the U.S., Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency, or EPA, the U.S. submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

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

We are a market leader in the bromine-based products groups and primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals. We are a leading producer of pharmaceutical bulk actives (i.e., ibuprofen and propofol) and we primarily compete with a few major Western competitors, such as BASF Corporation, Lonza, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian sources. We differentiate ourselves from our competitors by developing new, high quality innovative products, offering cost reductions and enhancing the services that we offer.

Albemarle Corporation and Subsidiaries

Raw Materials

The major raw materials we use in our Fine Chemistry operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha-olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.

The bromine that we use in our Fine Chemistry segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 50 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we have our Sinobrom joint venture in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.

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

Our research and development efforts support each of our business segments. The focus of research in Polymer Solutions is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators and original equipment manufacturers but which also have superior toxicological and environmental profiles, such as our newly commercialized EarthwiseTM brand, which provides polymer solutions products (including our GreenarmorTM product) that are greatly enhanced in both end product performance and environmental responsibility. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value-added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.

Catalysts research is focused on the needs of our refinery catalysts customers, our performance catalysts customers, and the developing markets for advanced biofuels. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the performance catalysts area, we are focused primarily on developing metal organics for LED applications, catalysts, co-catalysts and finished catalysts systems for polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers. For biofuel production, we work closely with customers to develop sustainable and efficient liquid fuels from renewable resources, including the supply of catalysts for the production of high-performance biodiesel.

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

We have recognized research and development expenses of $77.1 million, $58.4 million, and $60.9 million in 2011, 2010, and 2009, respectively.

Intellectual Property

Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2011, we owned approximately 1,600 active U.S. and foreign patents and approximately 1,400 pending U.S. and foreign patent applications. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.

Albemarle Corporation and Subsidiaries

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2011 with an occupational injury and illness rate of 0.29 for Albemarle employees and nested contractors, down from 0.54 in 2010.

Our business and our customers also may be subject to significant new requirements under the European Commission’s Proposal for the Registration, Evaluation and Authorization of Chemicals, or REACH. REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern - such as Carcinogenic, Mutagenic and Reprotoxic, or CMRs; Persistent, Bioaccumulative and Toxic, or PBTs; very Persistent, very Bioaccumulative, or vPvB; and endocrine disruptors - will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. In 2009, one of our products was designated by European regulators as a substance of very high concern under authorization, Hexabromocyclododecane, or HBCD. Our sales of HBCD approximated 2.1%, 1.2% and 1.4% of our total annual net sales in 2011, 2010 and 2009, respectively.

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

Recently, there has been increased scrutiny by regulatory authorities, legislative bodies and environmental interest groups in various countries in the world of certain brominated flame retardants. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation or reaction in our markets, independent of regulation. For example, in 2009 the state of Vermont passed a law that bans the use of decabromodiphenyl ether as a flame retardant in mattresses and upholstered furniture after July 1, 2010, and in televisions and computers after July 1, 2012. The state of Oregon also passed a ban on the use of decabromodiphenyl ether as a flame retardant after January 1, 2011. In 2010, the state of Maine broadened existing restrictions on the use of decabromodiphenyl ether to include its use in plastic pallets, effective January 1, 2012. Also, the European Union’s existing restrictions on the use of decabromodiphenyl ether in electrical and electronic equipment have been copied by the Republic of India and are likely to be adopted in the People’s Republic of China as well. In December 2009, we, along with other leading producers announced a voluntary withdrawal, in cooperation with the EPA, from the production and sale of decabromodiphenyl ether in the U.S. over a period of three to four years which should be completed by 2014. A similar agreement was reached later with Canada. Bills to restrict or ban the use of decabromodiphenyl ether are still under consideration in several U.S. states.

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

Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages, or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. We may have liability as a potentially responsible party, or PRP, with respect to active off-site locations under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements, which would provide for payment of our allocable share of remediation costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability

Albemarle Corporation and Subsidiaries

under CERCLA and equivalent state statutes may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed below. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.

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

We record accruals for environmental and asset retirement obligation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 47.

Climate Change

The growing concerns about climate change and the related imposition by governments of more stringent regulations may provide us with new or expanded business opportunities. The Company seeks to capitalize on the “green revolution” by providing solutions to companies pursuing alternative fuel products and technologies (such as biofuels, gas-to-liquids, and others), emission control technologies (including mercury emissions) and other similar solutions. As demand for, and legislation mandating or incentivizing the use of, alternative fuels and alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to invest in, and expand our product offerings of, alternative fuel technologies. As a result of the investments in alternative fuel technology products and services to date and our continued focus on these growth areas, we believe we are well positioned to take advantage of opportunities that may arise if new legislation is enacted. See also page 15 for further discussion on climate change in Item 1A. Risk Factors.

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

On May 11, 2011, we announced that we had expanded our presence in the biofuels market with the acquisition of Catilin Inc. Based in Ames, Iowa, Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis. Catilin’s technology and products will further strengthen our offerings for the renewable fuels market and will also provide benefit toward a number of research and development and distribution synergies resulting from the acquisition.

On December 6, 2010, we announced that we had signed a memorandum of understanding to build a world-scale HPC production plant on the site of our existing joint venture Fábrica Carioca de Catalisadores SA (FCC SA) in Santa Cruz, Brazil with Petrobras. The new facility will complement existing production of FCC catalysts. We are also further enhancing our partnership with Petrobras by engaging in a joint technical cooperation aimed at the further development of advanced HPC products, mirroring our very successful existing cooperation in the area of FCC catalysts.

Albemarle Corporation and Subsidiaries

On September 13, 2010, we announced the purchase of certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (TMG) manufacturing site. The site will effectively mirror Albemarle’s world scale metallocene polyolefin catalyst and TMG capabilities located in Baton Rouge, Louisiana.

On October 27, 2009, we entered into an agreement with Ibn Hayyan Plastic Products Company (TAYF), an affiliate of Saudi Basic Industries Corporation (SABIC), to form a joint venture called Saudi Organometallic Chemicals Company (SOCC). Under the terms of the joint venture agreement, the two parent companies will build a world-scale organometallics production facility strategically located in the Arabian gulf industrial city of Al-Jubail. Start-up of this facility is anticipated in late 2012.

Employees

As of December 31, 2011, we had 4,260 employees of whom 2,155, or 51%, are employed in the U.S.; 1,165, or 27%, are employed in Europe; 615, or 14%, are employed in Asia and 325, or 8%, are employed in the Middle East. Approximately 17% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

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

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 18 years. Bargaining agreements expire at our Orangeburg, South Carolina location in 2013, our Pasadena, Texas location in 2014 and our Baton Rouge, Louisiana location in 2015.

We have two works councils representing the majority of our European sites—Amsterdam, the Netherlands and Bergheim, Germany—covering approximately 920 employees. In addition, we have approximately 50 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that we have a generally good relationship with these councils and bargaining representatives. In September 2009, we entered into consultation processes under local laws at our Amsterdam and Bergheim locations for restructuring programs that included planned reductions in force. During the fourth quarter of 2009, approximately $1.6 million in related charges were recorded for our Amsterdam restructuring program, followed by approximately $6.6 million in charges associated with the program at our Bergheim location during the first quarter of 2010.

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

Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit, Health Safety and Environmental, Executive Compensation, and Nominating and Governance Committees are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801, or by calling (225) 388-8011.

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

A global economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to global economic downturns (including credit market tightness which can impact our liquidity as well as our customers and suppliers) declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that can affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers can delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to us. If the current weakness in much of the global economy continues for an extended period or deepens significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, could have a material adverse effect on the margins of our products.

Our raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by significantly tighter market conditions and major increases in pricing of basic building blocks for our products such as crude oil, chlorine and metals (including molybdenum and rare earths which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to pass through price increases or any limitation or delay in our passing through price increases could adversely affect our margins. In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt production and adversely affect the performance of our business.

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

We also expect competition to increase as our competitors develop and introduce new and enhanced products. For example, our Fine Chemistry segment is experiencing increased competition from large-scale producers of pharmachemicals, particularly from Asian producers. In our Catalysts segment, our petroleum refinery customers are processing crude oil feedstocks of declining quality, while at the same time operating under increasingly stringent regulations requiring the gasoline, diesel and other fuels they produce to contain fewer impurities, including sulfur. As a result, our petroleum refining customers are demanding more effective and more cost-effective catalysts products. As new products enter the market, our products may become obsolete or competitors’ products may be marketed more effectively than our products. If we fail to develop new products, maintain or improve our margins with our new products or keep pace with technological developments, our business, financial condition, results of operations and cash flows will suffer.

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

Albemarle Corporation and Subsidiaries

We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

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

Our business and operations could suffer in the event of cyber-security breaches.

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any cyber-security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result.

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

We conduct a substantial portion of our business outside of the U.S. We and our joint ventures currently have over 30 facilities located outside the U.S., including facilities and offices located in Austria, Australia, Belgium, Brazil, France, Germany, Hungary, India, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Russia, Saudi Arabia, Singapore, United Arab Emirates and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•

fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. Dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	transportation and other shipping costs may increase;

•	intellectual property rights may be more difficult to enforce;

•

changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes or cause the loss of previously recorded tax benefits;

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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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

Growing concerns about climate change may result in the imposition of additional environmental regulations to which we may become subject. Potentially, some form of U.S. federal regulation is forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation. Additionally, some of our operations are within other jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions. For example, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol is set to expire in 2012 and global attention is focused on the development of a successor global policy framework. The outcome of new legislation in the U.S. and other jurisdictions in which we operate may result in new or additional regulation, additional charges to fund energy efficiency activities or other regulatory actions. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs or additional taxes or reduced emission allowances. We may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations through our contractual terms, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect our operations.

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

We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, for many years we have marketed methyl bromide, a chemical that is particularly effective as a soil fumigant. In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulations prompted by findings regarding the chemical’s potential to deplete the ozone layer. Completion of the phase-out of methyl bromide as a fumigant took effect January 1, 2005 with continued use for critical uses allowed on an annual basis until feasible alternatives are available.

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

Norway restricted decabromodiphenyl ether in April 2008, except for certain transportation applications. On April 1, 2008, the European Court of Justice annulled the exemption of decabromodiphenyl ether from the RoHS Directive, ruling that the European Commission had followed an incorrect procedure when adopting the exemption. As a consequence, the use of decabromodiphenyl

Albemarle Corporation and Subsidiaries

ether in electrical and electronic equipment was banned in the European Union effective July 1, 2008. In 2010, the Republic of India decided to adopt similar legislation, effective January 1, 2012. In 2011, less than 1% of our net sales were derived from decabromodiphenyl ether. None of these legislative restrictions has caused or is expected to cause a significant adverse effect on our profitability.

Additionally, agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants, including decabromodiphenyl ether, hexabromocyclododecane and tetrabromobisphenol A. We manufacture each of these brominated flame retardants. The Persistent Organic Pollutants Review Committee, a scientific body to the Stockholm Convention on Persistent Organic Pollutants (POPs), recommended in October 2011 that hexabromocyclododecane be listed under the Convention. The United Nations’ UNEP agency continues its evaluation of hexabromocyclododecane; no action restricting the use of hexabromocyclododecane is expected before mid-2013. In February 2011, the European Union included hexabromocyclododecane on a list of substances published under Annex XIV of the REACH regulation. Our expectation is that the sale of hexabromocyclododecane could be banned in Europe under the REACH process as soon as 2014. In 2011, approximately 2.1% of our net sales were derived from hexabromocyclododecane.

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

Natural disasters and weather-related matters could impact our results of operations.

In 2005 and again in the third quarter of 2008, major hurricanes caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. If similar weather-related matters or other natural disasters occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain.

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

As of December 31, 2011, we had 4,260 employees. Approximately 17% of our 2,155 U.S. employees are unionized. Our collective bargaining agreements expire in 2013, 2014 and 2015. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage or slowdown by our employees or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Albemarle Corporation and Subsidiaries

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

We have several defined benefit pension plans around the world, including in the U.S., the Netherlands, Germany, Belgium, and Japan, covering most of our employees. The U.S. plans represent approximately 94% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.

During 2011, we made $50.0 million of voluntary contributions to our U.S. qualified defined benefit pension plans, and in 2010 we made $70.0 million of voluntary contributions to these plans. We anticipate that the funded status of each of our U.S. qualified defined benefit pension plans will be at least 80% in 2012 and, therefore, the plans should not be subject to benefit limitations in conjunction with the Pension Protection Act of 2006. Additional voluntary pension contributions in and after 2012 may vary depending on factors such as asset returns, then-current interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on a weighted average interest rate of 4.8% and outstanding borrowings at December 31, 2011 of $763.7 million, our annual interest expense would be approximately $36.7 million. A hypothetical 10% change (approximately 52 basis points) in the average interest rate applicable to the variable portion of such borrowings would change our annualized interest expense by approximately $0.3 million. Our business may not generate sufficient cash flow from operations to service our debt obligations. If we are unable to service our debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional

Albemarle Corporation and Subsidiaries

equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

Restrictive covenants in our debt instruments may adversely affect our business.

Our September 2011 credit agreement and the indentures governing our senior notes contain select restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in our September 2011 credit agreement, the indentures governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 45.

A downgrade of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.

Borrowings under our September 2011 credit agreement bear interest at floating rates. The rates are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services, or S&P and Moody’s Investors Services, or Moody’s. S&P has rated our senior unsecured long-term debt as BBB+ and Moody’s has rated our senior unsecured long-term debt as Baa1. S&P and/or Moody’s may, in the future, downgrade our ratings. The downgrading of our ratings or an increase in benchmark interest rates would result in an increase of our interest expense on borrowings under our September 2011 credit agreement.

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and the market price of our securities.

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading, or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of future financing, could limit our access to the capital markets and have an adverse effect on the market price of our securities.

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

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained, effectively used and are adequate to operate our business. During 2011, the Company’s manufacturing plants operated at approximately 74% capacity in the aggregate.

Set forth below is information at December 31, 2011 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Ames, Iowa	Research and development of heterogeneous biodiesel catalysis	Leased

Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Principal executive offices	Leased

Beijing, China	Regional sales and administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Budapest, Hungary	Regional shared services office	Leased

Dalian, China	Regional shared services office	Leased

Dubai, United Arab Emirates	Regional sales and administrative offices	Leased

Houston, Texas	Regional sales and administrative offices	Leased

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Jubail, Saudi Arabia	Manufacturing and marketing of organometallics	Owned; Albemarle Netherlands BV and Saudi Specialty Chemicals Company (a SABIC affiliate) each owns 50% interest

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Mobile, Alabama	Production of tin stabilizers	Owned by Arkema Group LLC which operates the plant for Stannica LLC, a joint venture in which we and Arkema Group LLC each own a 50% interest

Moscow, Russia	Regional sales and administrative offices	Leased

Nanjing, China	Technology center, product repackaging and flame retardant production	Owned; on leased land

Nevada, Iowa	Research and development of heterogeneous biodiesel catalysis	Leased

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemistry products, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin Magnesiaprodukte GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Seoul, South Korea	Regional sales and administrative offices	Leased

Shandong, China	Regional sales and administrative offices	Owned by Shandong Sinobrom, a joint venture in which we own a 75% interest, and Weifang Rui Yin Investment Management and Consultancy Co. Ltd., owns a 25% interest

Shanghai, China	Regional sales and administrative offices	Leased

Singapore	Regional sales and administrative offices	Leased

South Haven, Michigan	Production of custom fine chemistry products including pharmaceutical actives	Owned

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Tokyo, Japan	Regional sales and administrative offices	Leased

Tokyo, Japan	Administrative offices	Leased by Nippon Ketjen Co., Ltd., a joint venture 50% owned by each of Sumitomo Metal Mining Co. Ltd. and us

Tokyo, Japan	Regional sales and administrative offices	Leased by Nippon Aluminum Alkyls, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Production of bromine-activated carbon	Leased

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Tyrone, Pennsylvania	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Yeosu, South Korea	Research and product development activities/small scale production of catalysts and catalyst components	Owned

Item 3.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation, (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the United States District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Albemarle Corporation and Subsidiaries

Executive Officers of the Registrant.

The names, ages and biographies of our executive officers and certain other officers as of February 3, 2012 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 9, 2012).

Name	Age	Position

Luther C. Kissam, IV	47	President, Chief Executive Officer and Director

John M. Steitz	53	Executive Vice President and Chief Operating Officer

Karen G. Narwold	52	Senior Vice President, General Counsel and Corporate Secretary

Scott A. Tozier	46	Senior Vice President, Chief Financial Officer and Chief Risk Officer

William B. Allen, Jr.	47	Vice President, Corporate Controller and Chief Accounting Officer

David W. Clary	52	Vice President, Chief Sustainability Officer

Nicole C. Daniel	43	Vice President, Deputy General Counsel and Chief Compliance Officer

Richard G. Fishman	59	Vice President, Treasurer and Chief Tax Counsel

Ronald R. Gardner	60	Vice President, Fine Chemistry

Matthew K. Juneau	51	Vice President, Global Sales and Services

John J. Nicols	47	Vice President, Catalysts

Anthony S. Parnell	52	Vice President, Polymer Solutions

Milan R. Shah	36	Vice President, Business Development

Ronald C. Zumstein	50	Vice President, Manufacturing

Luther C. Kissam, IV was elected to our Board of Directors on November 2, 2011 and as our Chief Executive Officer effective September 1, 2011, following his previous appointment as President on March 15, 2010. Previously, Mr. Kissam served as Executive Vice President, Manufacturing and Law and Secretary from May 2009 until March 15, 2010, and as Senior Vice President, Manufacturing and Law, and Corporate Secretary from January 8, 2008 until May 2009. Mr. Kissam joined us in September 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 16, 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

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

Karen G. Narwold joined us in September of 2010, as Senior Vice President and General Counsel of Albemarle. Ms. Narwold also serves as our Corporate Secretary. Ms. Narwold has over 20 years of legal, management and business experience with global industrial and chemical companies. After five years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Most recently, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies.

Scott A. Tozier was elected as our Senior Vice President and Chief Financial Officer effective January 31, 2011. Mr. Tozier also serves as our Chief Risk Officer. Mr. Tozier has over 20 years of diversified international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell

Albemarle Corporation and Subsidiaries

International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc.

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

Richard G. Fishman was elected Vice President, Treasurer and Chief Tax Counsel effective February 18, 2009. He also served as the Company’s Interim Chief Financial Officer from August 30, 2010 until January 30, 2011. Mr. Fishman previously served as our Vice President, Tax and Chief Tax Counsel. Before joining us in May of 2006, he served nearly 18 years with Honeywell International Inc. in various tax positions, most recently as Director of International Taxation & Associate General Tax Counsel.

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

Milan R. Shah joined us in December of 2008 and was elected Vice President, Business Development effective February 18, 2009. Before joining us, Mr. Shah was with Deutsche Bank Securities, Inc. as a senior investment banker within its chemical industry advisory practice. While at Deutsche Bank, he worked with many of the leading companies in the chemical industry, including Albemarle, on financings, portfolio management, merger and acquisition execution and strategy development.

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

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2010
First Quarter	$43.80	$34.49	$0.14
Second Quarter	$46.97	$38.21	$0.14
Third Quarter	$47.15	$38.47	$0.14
Fourth Quarter	$57.34	$46.16	$0.14

2011
First Quarter	$60.70	$52.64	$0.165
Second Quarter	$71.79	$56.28	$0.165
Third Quarter	$71.21	$39.76	$0.165
Fourth Quarter	$56.92	$38.02	$0.175

There were 88,841,240 shares of common stock held by 3,404 shareholders of record as of December 31, 2011. On February 15, 2012, we declared a dividend of $0.20 per share of common stock, payable April 1, 2012.

Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. Following the repurchase of three million shares of our common stock during the third quarter of 2011, on October 13, 2011, our Board of Directors authorized another increase in the number of shares the Company is permitted to repurchase under the plan up to a maximum of five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase. We did not repurchase any shares of our common stock during the three-month period ended December 31, 2011.

The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.

Albemarle Corporation and Subsidiaries

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2006 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6.	Selected Financial Data.

The information for the five years ended December 31, 2011, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

•

changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments, and increase our pension expense and funding obligations;

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

The following is a discussion and analysis of results of operations for the years ended December 31, 2011, 2010 and 2009. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 44.

Overview and Outlook

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food-safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team, and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

Our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers to our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide

Albemarle Corporation and Subsidiaries

innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts, on-going productivity improvements and strong balance sheet position us well to take advantage of strengthening economic conditions while softening the negative impact of any temporary disruption in the economy.

2011 Highlights

•

Selection as one of Corporate Responsibility Magazine’s 100 Best Corporate Citizens. In the second quarter of 2011, we were selected as one of Corporate Responsibility Magazine’s 100 Best Corporate Citizens for 2011. The companies listed in the 100 Best Corporate Citizens List are ranked based on scores in seven different categories including environment, climate change, human rights, philanthropy, employee relations and governance.

•

Acquisition of Catilin, Inc. We expanded our presence in the biofuels market with the acquisition of Catilin, Inc., announced on May 11, 2011. Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis.

•

Construction of new Aluminum Alkyls Manufacturing Facility. We held a groundbreaking ceremony with SABIC to initiate the construction of the new aluminum alkyls manufacturing facility in Jubail, Saudi Arabia in connection with our SOCC joint venture.

•

Formation of new Environmental Division. We announced the formation of our new Environmental division with the opening of a new environmental research and development facility in Baton Rouge, LA. Our Environmental division is part of our Fine Chemistry segment and will provide environmental control solutions to the coal-fired utility, cement kiln and industrial boiler markets through the development of multi-pollutant control technologies.

•

Expansion of Share Repurchase Program. We repurchased a total of three million shares during 2011 under our existing share repurchase program. On October 13, 2011 we authorized an increase in the number of shares permitted to repurchase under this program to a maximum of five million shares.

•

Operating Results. In 2011, we achieved annual earnings of $436.3 million, up 35% over 2010. These solid operating results contributed to strong cash flows from operations in the amount of $487.4 million for 2011.

•

Increased Dividends. In the first quarter of 2011, we increased our quarterly dividend for the 17th consecutive year, to $0.165 per share. In the fourth quarter of 2011, we increased our regular quarterly dividend by an additional 6% to $0.175 per share.

Outlook

For most of 2011 we saw strong performance in the global markets that we serve, with our businesses being well positioned to capitalize on new market opportunities as well as opportunities to invest in those markets that continue to bring new demand. During the third quarter of 2011, we began to see expected signs of volume softness affecting mainly our Polymer Solutions segment which we attribute to end market response to global economic weakness. We are closely monitoring customer order patterns and other performance trends in our businesses overall and the markets which they serve in light of these current uncertainties as well as working to manage potential headwinds such as increased raw material and energy costs, pension and other personnel costs. Overall, our business fundamentals remain strong, and we believe that if the end markets we serve begin to stabilize and accelerate over the course of 2012 we should continue to make progress towards our long-term growth objectives.

Polymer Solutions: Our pricing programs, combined with favorable impacts from foreign currency, resulted in strong year-over-year financial performance for 2011, especially in our fire safety business. Improved pricing helped offset raw material inflation as well as fund further investment in new products and technologies. However, during the third quarter of 2011 and through the end of the year, we began to see signs of softening demand in our fire safety business (largely in mineral flame retardants) which we believe was attributable to end-market order patterns in response to the current weakness in the global economy. We are closely monitoring customer order patterns in this business for indications of sustained slow growth. However, we believe our business fundamentals in this sector remain strong, and combined with our competitive position, product innovations, pricing initiatives to offset raw material inflation and overall operating discipline, we believe the Company continues to be well positioned to manage through any potentially slower growth trends in the markets served by this business.

On a long-term basis, we continue to believe improving global standards of living, coupled with the potential for increasingly stringent fire safety regulations and global climate initiatives, should drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facility in Shanghai positioning us well for growth in China.

Albemarle Corporation and Subsidiaries

GreenarmorTM, the first EarthwiseTM product from our Polymer Solutions segment, has reached the commercialization stage and we are currently negotiating potential supply contracts with key customers for this product. The EarthwiseTM portfolio, comprised of products that serve the polymers industry and which are greatly enhanced in both end market performance and environmental responsibility, is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: Favorable impacts from overall improved volumes, higher pricing to counter significant raw material price increases, and stronger year-over-year results from our equity joint ventures drove net sales and earnings growth in our Catalysts segment during 2011. Increased global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalysts business. We expect growth in our performance catalysts solutions division to come from growing global demand for plastics, particularly in Asia and the Middle East. Our fluidized catalytic cracking, or FCC, refinery catalysts business has seen significant price increases in rare earth materials due to recent Chinese export quotas. Our steps to maintain sufficient security of supply for the foreseeable future, as well as cost pass-through mechanisms that have been implemented, are helping us sustain current profitability levels for this business in the current year.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries contributed to the segment’s performance in 2011. We believe our focus on advanced product development in Catalysts is achieving commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market. Additionally, we expect to continue exploring new alternative fuel opportunities by partnering with leading renewable fuels technology developers who can benefit from Albemarle’s catalysis expertise. We recently expanded our presence in the biofuels market with the acquisition of Catilin, Inc., announced on May 11, 2011. Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis whose technology and products will further strengthen our offerings for the renewable fuels market.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in 2012, positions us to lead in the fast-growing Middle East polyolefins market. Construction at our recently acquired Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin and high brightness LED regional markets. Intermediate commercial operations at the site began in 2011, with the commercial facility expected to be fully operational in 2012, to meet regional growth in metallocene polyolefins and trimethyl gallium (TMG) markets for high brightness LED. Additionally, we are working on project scope and design elements for a future Brazilian hydroprocessing catalysts investment with Petrobras.

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

In our performance chemicals sector, we saw strong growth over the course of 2011 as demand across our bromine franchise expanded, with new applications widening the breadth of use of our bromine and bromine derivatives and global supply remaining tight. Our completion fluids business regained traction in 2011 and we believe this trend should continue into 2012 as global drilling activity continues to operate at significantly higher levels than in the prior year. Further, we have commenced an expansion of our bromine production capacity at our JBC joint venture in Safi, Jordan. Additionally, we are encouraged by long-term drivers in the U.S. and China for our mercury control business. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in the U.S. and China and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard. In response to the emerging opportunities in this market, during the third quarter of 2011, we formed our new Environmental division. This division will function within our Fine Chemistry segment and will provide environmental control solutions to the coal-fired utility, cement kiln and industrial boiler markets through the development of multi-pollutant control technologies.

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

Albemarle Corporation and Subsidiaries

Our fine chemistry services product pipeline is strong and opportunities are expanding. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug. Also, in the third quarter of 2011 we announced our agreement to provide customer scale-up and production services for synthetic, renewable base oils for the lubricants market to Novvi S.A., a joint venture between Amyris, Inc. and Cosan S.A. Indústria e Comércio, focused on the development, production, marketing and distribution of high-performance renewable base oils.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop preferred outsourcing positions serving leading chemical and pharmaceutical innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. Our global effective tax rate for 2011 was 23.6%, and we expect our rate for 2012 will be approximately 25%. However, our tax rate continues to be subject to potential variability based on the jurisdictions in which income is actually earned and changes in tax rates and laws. Further, in 2012, we expect our noncash U.S. pension and postretirement expense could increase up to $20 million over 2011 expense amounts.

The strong performance of our businesses in 2011 enabled us to announce two dividend increases. In the first quarter of 2011 we increased our quarterly dividend payout to 16.5 cents per share, followed by another increase to 17.5 cents per share on October 13, 2011 to shareholders of record at the close of business on December 15, 2011.

We repurchased three million shares of our common stock in the third quarter of 2011 for approximately $178 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis.

On September 22, 2011, we amended and restated our previous $675.0 million credit facility. Under the terms of the amended and restated five-year, revolving, unsecured credit facility, we have the ability to borrow $750.0 million (with an option for another $250.0 million subject to the terms of the agreement), which we believe will give us continuing liquidity for both our short-term and long-term operating needs.

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

Selected Financial Data	Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In thousands, except percentages and per share amounts)
NET SALES	$2,869,005	$2,362,764	$2,005,394	21%	18%
Cost of goods sold	1,891,946	1,616,842	1,521,532	17%	6%

GROSS PROFIT	977,059	745,922	483,862	31%	54%
GROSS PROFIT MARGIN	34.1%	31.6%	24.1%

Selling, general and administrative expenses	312,136	265,722	212,628	17%	25%
Research and development expenses	77,083	58,394	60,918	32%	(4)%
Restructuring and other charges	—	6,958	11,643	*	(40)%
Port de Bouc facility disposition charges	—	—	12,393	*	*

OPERATING PROFIT	587,840	414,848	186,280	42%	123%
OPERATING PROFIT MARGIN	20.5%	17.6%	9.3%
Interest and financing expenses	(37,574)	(25,533)	(24,584)	47%	4%
Other income (expenses), net	357	2,788	(1,423)	(87)%	296%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	550,623	392,103	160,273	40%	145%
Income tax expense (benefit)	130,014	92,719	(7,028)	40%	*
Effective tax rate	23.6%	23.6%	(4.4)%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	420,609	299,384	167,301	40%	79%
Equity in net income of unconsolidated investments (net of tax)	43,754	37,975	22,322	15%	70%

NET INCOME	$464,363	$337,359	$189,623	38%	78%
Net income attributable to noncontrolling interests	(28,083)	(13,639)	(11,255)	106%	21%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$436,280	$323,720	$178,368	35%	81%

PERCENTAGE OF NET SALES	15.2%	13.7%	8.9%

Basic earnings per share	$4.82	$3.54	$1.95	36%	82%

Diluted earnings per share	$4.77	$3.51	$1.94	36%	81%

*	Percentage calculation is not meaningful.

Comparison of 2011 to 2010

Net Sales

For the year ended December 31, 2011, we recorded net sales of $2.87 billion, a 21% increase compared to net sales of $2.36 billion for the year ended December 31, 2010. This increase was due mainly to favorable pricing in all segments, as well as benefitting from favorable volume impacts for the Company as a whole resulting mainly from improved market conditions on a year-over-year basis. Pricing was favorable 16% while volume had a favorable impact on our net sales of 3%. Additionally, foreign currency impacts on net sales were favorable 2% in 2011 over 2010 (due mainly to the stronger Euro).

Polymer Solutions net sales increased $98.2 million, or 11%, for the year ended December 31, 2011 compared to the same period in 2010, due mainly to the impact of favorable pricing of 16% as well as favorable currency impacts of 3%, partly offset by impacts from lower volumes of 8%. Catalysts net sales increased $226.9 million, or 25%, for the year ended December 31, 2011, compared to 2010 due mainly to favorable pricing of 18% as well as favorable volume impacts contributing 6% and favorable foreign currency impacts of 1%. Fine Chemistry net sales increased $181.2 million, or 32%, for the year ended December 31, 2011, as compared to

Albemarle Corporation and Subsidiaries

2010, primarily due to higher volumes contributing 18% of the increase as well as favorable pricing impacts of 12% and favorable foreign currency impacts of 2%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the year ended December 31, 2011, our gross profit increased $231.1 million, or 31%, from the corresponding 2010 period due mainly to favorable pricing across our segments as well as overall favorable net impacts from foreign currency, partly offset mainly by higher variable input costs (primarily raw materials) and manufacturing spending. Overall, these factors contributed to our improved gross profit margin for the year ended December 31, 2011 of 34.1%, up from 31.6% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the year ended December 31, 2011, our selling, general and administrative (SG&A) expenses increased $46.4 million, or 17%, from the year ended December 31, 2010. This increase was primarily due to higher personnel-related costs, including performance based compensation and pension costs, higher sales commissions and unfavorable foreign currency impacts (due mainly to the stronger Euro). As a percentage of net sales, SG&A expenses were 10.9% for the year ended December 31, 2011, compared to 11.2% for the corresponding period in 2010.

Research and Development Expenses

For the year ended December 31, 2011, our research and development (R&D) expenses increased $18.7 million, or 32%, from the year ended December 31, 2010, mainly due to higher department spending associated with our ongoing investment in organic growth opportunities as well as unfavorable foreign currency impacts (due mainly to the stronger Euro). As a percentage of net sales, R&D expenses were 2.7% for the year ended December 31, 2011, compared to 2.5% for the corresponding period in 2010.

Restructuring and Other Charges

The year ended December 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related to reductions in force at our Bergheim, Germany site. The program associated with these charges have and are expected to continue to yield favorable impacts in our reported operating costs in future reporting periods. We have and will continue to fund the majority of the obligations associated with these type programs with cash flow generated from operating activities.

Interest and Financing Expenses

Interest and financing expenses for the year ended December 31, 2011 were $37.6 million as compared to $25.5 million for the corresponding 2010 period. This increase was due mainly to higher average interest rates on our outstanding borrowings.

Other Income, Net

Other income, net for the year ended December 31, 2011 was $0.4 million versus $2.8 million for the corresponding 2010 period. This change was due primarily to comparatively unfavorable results on our foreign exchange gains and losses year-over-year, partly offset by higher interest income versus the corresponding period in 2010 based on higher average cash balances year-over-year.

Income Tax Expense

The effective income tax rate for the years ended December 31, 2011 and 2010 was 23.6%. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the years ended December 31, 2011 and 2010 was mainly due to the impact of earnings from outside the U.S.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $43.8 million for the year ended December 31, 2011 compared to $38.0 million in 2010. This increase was due primarily to improved results in our Catalysts segment joint ventures FCC SA and Nippon Ketjen.

Net Income Attributable to Noncontrolling Interests

For the year ended December 31, 2011, net income attributable to noncontrolling interests was $28.1 million compared to $13.6 million in 2010. This increase was due primarily to improved volumes and profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on higher demand for the products in our bromine and derivatives portfolio.

Albemarle Corporation and Subsidiaries

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation was $436.3 million for the year ended December 31, 2011, up from $323.7 million for the year ended December 31, 2010, primarily due to overall favorable sales pricing impacts, favorable net impacts from foreign currency, lower restructuring and other charges and favorable equity in net income of unconsolidated investments. These favorable impacts were partly offset primarily by higher variable input costs, higher manufacturing spending, higher SG&A and R&D costs, higher interest and financing expenses, higher income taxes and higher net income attributable to noncontrolling interests.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s key decision maker, our Chief Executive Officer, in accordance with current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and performance catalyst solutions product areas. Our Fine Chemistry segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. On January 1, 2010, we sold a 10% interest in our previously consolidated investment in Stannica LLC, resulting in a change in accounting for this subsidiary to the equity method. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

	Year Ended December 31,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs. 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$1,001,922	34.9%	$903,745	38.2%	11%
Catalysts	1,116,863	38.9%	890,007	37.7%	25%
Fine Chemistry	750,220	26.2%	569,012	24.1%	32%

Total net sales	$2,869,005	100.0%	$2,362,764	100.0%	21%

Segment operating profit:
Polymer Solutions	$239,918	23.9%	$195,681	21.7%	23%
Catalysts	287,342	25.7%	219,125	24.6%	31%
Fine Chemistry	157,884	21.0%	79,505	14.0%	99%

Subtotal	685,144		494,311		39%

Equity in net income of unconsolidated investments:
Polymer Solutions	7,696		8,734		(12)%
Catalysts	36,259		29,648		22%
Fine Chemistry	—		—		—%
Corporate & other	(201)		(407)		(51)%

Total equity in net income of unconsolidated investments	43,754		37,975		15%

Net income attributable to noncontrolling interests:
Polymer Solutions	(9,803)		(6,154)		59%
Catalysts	—		—		—%
Fine Chemistry	(18,306)		(7,357)		149%
Corporate & other	26		(128)		(120)%

Total net income attributable to noncontrolling interests	(28,083)		(13,639)		106%

Segment income:
Polymer Solutions	237,811	23.7%	198,261	21.9%	20%
Catalysts	323,601	29.0%	248,773	28.0%	30%
Fine Chemistry	139,578	18.6%	72,148	12.7%	93%

Total segment income	700,990		519,182		35%

Corporate & other	(97,479)		(73,040)		33%
Restructuring and other charges	—		(6,958)		*
Interest and financing expenses	(37,574)		(25,533)		47%
Other income, net	357		2,788		(87)%
Income tax expense	(130,014)		(92,719)		40%

Net income attributable to Albemarle Corporation	$436,280		$323,720		35%

*	Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Our segment information includes measures we refer to as “segment operating profit” and “segment income” which are financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the United States (GAAP). The Company has reported segment operating profit and segment income because management believes that these financial measures provide transparency to investors and enable period-to-period comparability of financial performance. Segment operating profit and segment income should not be considered as an alternative to operating profit or net income attributable to Albemarle Corporation, respectively, as determined in accordance with GAAP.

See below for a reconciliation of segment operating profit and segment income, the non-GAAP financial measures, to operating profit and net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Year Ended December 31,
	2011	2010
	(In thousands)
Total segment operating profit	$685,144	$494,311
Add (less):
Corporate & other(a)	(97,304)	(72,505)
Restructuring and other charges	—	(6,958)

GAAP Operating profit	$587,840	$414,848

Total segment income	$700,990	$519,182
Add (less):
Corporate & other	(97,479)	(73,040)
Restructuring and other charges	—	(6,958)
Interest and financing expenses	(37,574)	(25,533)
Other income, net	357	2,788
Income tax expense	(130,014)	(92,719)

GAAP Net income attributable to Albemarle Corporation	$436,280	$323,720

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(175) and $(535) for the years ended December 31, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the year ended December 31, 2011 were $1.0 billion, up 11%, compared to the year ended December 31, 2010, due mainly to the impact of favorable pricing of 16% resulting mainly from the execution of recent price increases during the year in our fire safety portfolio largely in response to rising raw material costs. Lower volume impacts of 8% for the segment were offset by favorable foreign currency impacts of 3%. Our stabilizers and curatives business also showed favorable pricing and foreign currency impacts in 2011 over 2010, although partly offset by lower volumes. Segment income for Polymer Solutions was $237.8 million for the year ended December 31, 2011, up 20% versus the same period in 2010, due mainly to the overall pricing improvements noted above and favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials), lower volumes and higher manufacturing and SG&A/R&D spending. Further, Polymer Solutions segment results for 2011 were unfavorably impacted $3.6 million in higher charges from net income attributable to noncontrolling interests in our JBC joint venture, while equity in net income from our unconsolidated investment Magnifin was $7.7 million for the year ended December 31, 2011, down $1.0 million from the year ended December 31, 2010 due to lower year-over-year sales volumes for that joint venture.

Catalysts

Catalysts segment net sales for the year ended December 31, 2011 were $1.1 billion, an increase of 25%, versus the year ended December 31, 2010. This increase was due mainly to favorable pricing impacts of 18%, favorable volume impacts contributing 6% and favorable effects from foreign currency of 1%. The favorable volume impacts were mainly in HPC and performance catalyst solutions,

Albemarle Corporation and Subsidiaries

partly offset by lower volumes in alternative fuels and FCC refinery catalysts. Also, pricing was up for the year 2011 versus prior year in refinery catalysts (mainly FCC as well as in HPC) due mainly to the pass-through of higher raw material costs along with other announced price increases. Catalysts segment income increased 30% to $323.6 million for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. This increase was primarily in our refinery catalysts business due mainly to the pricing gains noted above as well as favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Catalysts segment income for the year ended December 31, 2011 also benefitted from year-over-year improvement in equity in net income from unconsolidated investments of $6.6 million, resulting mainly from improved performance in our refinery catalysts joint venture FCC SA due to favorable sales performance year-over-year as well as favorable results from Nippon Ketjen.

Fine Chemistry

Fine Chemistry segment net sales for the year ended December 31, 2011 were $750.2 million, an increase of 32% versus the year ended December 31, 2010. This increase was primarily attributable to higher volumes (particularly in our custom services, agricultural intermediates and performance chemicals businesses) contributing an 18% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of $9.6 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Pricing was also favorable 12% year-over-year for the segment (mainly in performance chemicals) while foreign currency impacts were also favorable 2%. Segment income for the year ended December 31, 2011 was $139.6 million, nearly double the corresponding period in 2010. These improved results were due mainly to higher sales pricing and volumes in the segment mentioned above as well as favorable foreign currency impacts, offset in part by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher charges from net income attributable to noncontrolling interests of $10.9 million (mainly from improved bromine portfolio performance in our JBC joint venture).

Corporate and Other

For the year ended December 31, 2011, our Corporate and other expense was $97.5 million versus $73.0 million for the year ended December 31, 2010. This increase was primarily due to higher employee-related costs, including performance based compensation (reflected mainly in SG&A expenses) and pension costs as well as unfavorable impacts from foreign currency.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2010, our SG&A expenses increased $53.1 million, or 25%, from the year ended December 31, 2009. This increase was primarily due to higher employee related expenses during 2010 versus the corresponding period in 2009.

Albemarle Corporation and Subsidiaries

Also, SG&A expenses for 2009 included adjustments of $7.0 million associated with the reversal of certain long-term employee benefit accruals. As a percentage of net sales, SG&A expenses were 11.2% for the year ended December 31, 2010 as compared to 10.6% for the corresponding period in 2009.

Research and Development Expenses

For the year ended December 31, 2010, our R&D expenses decreased $2.5 million, or 4%, from the year ended December 31, 2009. This decrease was primarily due to reductions in discretionary spending partly offset with continuing investment in the technologies supporting our growth programs across our segments. As a percentage of net sales, R&D expenses were 2.5% for the year ended December 31, 2010 in comparison to 3.0% for the corresponding period in 2009.

Restructuring and Other Charges

The year ended December 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) for restructuring costs related principally to reductions in force at our Bergheim, Germany site. The year ended December 31, 2009 includes $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs related principally to reductions in force and to the write-off of certain assets at our Arkansas facility. The programs associated with these charges have and will continue to yield favorable impacts in our reported operating costs in future reporting periods. We have and will continue to fund the majority of the obligations associated with these programs with cash flow generated from operating activities.

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

Income Tax Expense (Benefit)

The effective income tax rate for 2010 was 23.6% compared to (4.4)% for 2009. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The 2009 period was impacted by $22.8 million in tax benefits comprised mainly from the settlement of the Internal Revenue Service, or IRS, tax audits for the tax years 2005 through 2007.

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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2010	% of net sales	2009	% of net sales	2010 vs. 2009
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$903,745	38.2%	$697,206	34.8%	30%
Catalysts	890,007	37.7%	808,063	40.3%	10%
Fine Chemistry	569,012	24.1%	500,125	24.9%	14%

Total net sales	$2,362,764	100.0%	$2,005,394	100.0%	18%

Segment operating profit:
Polymer Solutions	$195,681	21.7%	$63,780	9.1%	207%
Catalysts	219,125	24.6%	129,691	16.0%	69%
Fine Chemistry	79,505	14.0%	52,589	10.5%	51%

Subtotal	494,311		246,060		101%

Equity in net income of unconsolidated investments:
Polymer Solutions	8,734		3,496		150%
Catalysts	29,648		18,934		57%
Fine Chemistry	—		—		—%
Corporate & other	(407)		(108)		277%

Total equity in net income of unconsolidated investments	37,975		22,322		70%

Net income attributable to noncontrolling interests:
Polymer Solutions	(6,154)		(5,886)		5%
Catalysts	—		—		—%
Fine Chemistry	(7,357)		(5,471)		34%
Corporate & other	(128)		102		225%

Total net income attributable to noncontrolling interests	(13,639)		(11,255)		21%

Segment income:
Polymer Solutions	198,261	21.9%	61,390	8.8%	223%
Catalysts	248,773	28.0%	148,625	18.4%	67%
Fine Chemistry	72,148	12.7%	47,118	9.4%	53%

Total segment income	519,182		257,133		102%

Corporate & Other	(73,040)		(35,750)		104%
Restructuring and other charges	(6,958)		(11,643)		(40)%
Port de Bouc facility disposition charges	—		(12,393)		*
Interest and financing expenses	(25,533)		(24,584)		4%
Other income (expenses), net	2,788		(1,423)		296%
Income tax (expense) benefit	(92,719)		7,028		*

Net income attributable to Albemarle Corporation	$323,720		$178,368		81%

*	Percentage calculation is not meaningful.

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

	Year Ended December 31,
	2010	2009
	(In thousands)
Total segment operating profit	$494,311	$246,060
Add (less):
Corporate & other(a)	(72,505)	(35,744)
Restructuring and other charges	(6,958)	(11,643)
Port de Bouc facility disposition charges	—	(12,393)

GAAP Operating profit	$414,848	$186,280

Total segment income	$519,182	$257,133
Add (less):
Corporate & other	(73,040)	(35,750)
Restructuring and other charges	(6,958)	(11,643)
Port de Bouc facility disposition charges	—	(12,393)
Interest and financing expenses	(25,533)	(24,584)
Other income (expenses) , net	2,788	(1,423)
Income tax (expense) benefit	(92,719)	7,028

GAAP Net income attributable to Albemarle Corporation	$323,720	$178,368

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(535) and $(6) for the years ended December 31, 2010 and 2009, respectively.

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

Catalysts

Catalysts segment net sales for the year ended December 31, 2010 were $890.0 million, an increase of $81.9 million, or 10%, versus the year ended December 31, 2009. This increase was due mainly to higher volumes in refinery catalysts, particularly FCC refinery catalysts (due to higher refinery operating rates) and alternative fuels, as well as an increase in volumes in performance catalyst solutions arising from stronger customer demand over the challenged 2009 year. Catalysts segment income increased 67%, or $100.1 million, to $248.8 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. This increase was mainly in our HPC business due mainly to improved realization of metals cost pass-through impacts year-over-year, as well as favorable sales

Albemarle Corporation and Subsidiaries

and production volumes in FCC refinery catalysts and alternative fuels, and favorable volumes in performance catalyst solutions. Catalysts segment income for the year ended December 31, 2010 also benefited $10.7 million from higher equity in net income from unconsolidated joint ventures, particularly in Nippon Ketjen due mainly to favorable material input costs versus the prior year, our FCC SA joint venture due to lower variable input costs and favorable equity results from our Stannica LLC joint venture investment (which we deconsolidated on January 1, 2010 and whose results were previously reported in the Polymer Solutions segment in prior years). These favorable impacts on segment income for Catalysts were offset in part by higher SG&A/R&D spending of $10.5 million compared to the corresponding period in 2009.

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

Albemarle Corporation and Subsidiaries

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

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to our company and, therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from three to fifty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 10, “Goodwill and Other Intangibles” to our consolidated financial statements included in Item 8 beginning on page 51.

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

During 2011, we made changes to the assumptions related to the discount rate, the per capita cost of covered healthcare benefits pre-65 premium cap, and the related healthcare trend rates. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rates for the U.S. plans, we establish a range of reasonable rates based on methods developed by subject matter experts that reflect current market conditions. For 2011, we relied on methods developed by Citigroup, AonHewitt, and Milliman to establish a range of acceptable discount rates based on authoritative accounting guidance. These methods calculate discount rates based on high-quality bond data and the projected plan cash flows. We believe our selected discount rates accurately reflect market conditions as of the December 31, 2011 measurement date.

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

Albemarle Corporation and Subsidiaries

At December 31, 2011, the weighted-average discount rate was reduced for the pension plans from 5.40% to 5.04% and for the other postretirement plans from 5.30% to 5.10% to reflect market conditions as of the December 31, 2011 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. For the years 2011 and 2010, the weighted-average expected rate of return on domestic pension plan assets was 8.25%. There has been no change to the assumed rate of return on U.S. pension plan assets effective January 1, 2012. Also, there was no change in the weighted-average expected 7.0% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2011, the assumed weighted-average rate of compensation increase changed to 3.96% from 3.93% for the pension plans. The assumed weighted-average rate of compensation increase remained unchanged at 4.0% for the other postretirement plans at December 31, 2011.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends in relation to the employer-paid premium cap. At December 31, 2011, the previously assumed ultimate rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was reduced to zero as the employer-paid premium cap is expected to meet the cap starting January 1, 2013. For 2012, the assumed trend rate for pre-65 coverage is 8.0% per year, ultimately decreasing to zero in the year 2013 due to the employer-paid premium cap. The 2012 assumed trend rate for post-65 coverage is expected to be zero due to the employer-paid premium cap.

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

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued other postretirement benefit liabilities, and the annual net periodic pension and other postretirement benefit cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(71,816)	$(13,651)	$87,516	$13,826
Other postretirement benefits	$(6,900)	$(1,400)	$6,800	$1,600
Expected return on plan assets:
Pension	*	$(6,129)	*	$6,129
Other postretirement benefits	*	$(71)	*	$71
Rate of increase (decrease) in per capital cost of covered health care benefits	$—	$—	$—	$—

*	Not applicable.

Of the $538.8 million total pension and postretirement assets at December 31, 2011, $73.0 million, or 13.6%, are measured using significant unobservable inputs (Level 3). Gains (losses) attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 17, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Item 8 beginning on page 51.

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

Albemarle Corporation and Subsidiaries

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2008 since the IRS has completed a review of our income tax returns through 2007, or for any U.S. state income tax audit prior to 2002. With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2006. During 2011, we completed tax audits for one of our Belgian companies for 2008 and 2009, our Japanese company for 2006 through 2010, and two of our Chinese companies through 2010. During 2010, we completed a tax audit for one of our Belgian companies for the 2007 tax year. No significant tax was assessed as a result of these audits. We were informed in 2011 that German tax authorities would commence an audit of one of our German companies for 2006 through 2009, and Chinese tax authorities would commence an audit of one of our Chinese companies for 2006 through 2010.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $5.9 million as a result of closure of tax statutes.

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

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been investment in our assets, funding working capital and repayment of debt. Additionally, we have made total contributions to our defined benefit pension and postretirement plans of approximately $60 million, $80 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also periodically repurchase shares of our common stock on an opportunistic basis, including $178.1 million in share repurchases during 2011.

We are continuing our program to improve working capital efficiency and working capital metrics particularly in the areas of accounts receivable and inventory. We expect the combination of our current cash balances and availability under our September 2011 credit agreement, which is discussed below, to remain sufficient to fund working capital requirements for the foreseeable future.

Cash Flow

Our cash and cash equivalents were $469.4 million at December 31, 2011 as compared to our ending balance at December 31, 2010 of $529.7 million. Our cash flows from operations provided $487.4 million, $331.3 million and $358.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The increase in cash flows from operations in 2011 versus 2010 was primarily due to an increase in the profitability of our businesses, favorable impacts from changes in working capital (mainly accounts receivable in connection with our ongoing working capital management initiatives) and lower pension contributions, offset in part by lower deferred income taxes. The decrease of $27.2 million in operating cash flows for 2010 compared to 2009 was due primarily to an increase in working capital (mainly inventories and accounts receivable in connection with the global economic recovery) and pension contributions, offset in part by the strong increase in profitability of our businesses.

In 2011, our operating cash flows funded capital expenditures for plant machinery and equipment of $190.6 million, repurchases of common stock of $178.1 million, dividends to shareholders of $57.8 million, and $109.6 million in long-term debt repayments during the year. In September 2011, we amended and restated our previous $675.0 million credit facility. See “Long-Term Debt” below.

Our cash flows from operations in 2010 were used mainly for funding capital expenditures for plant machinery and equipment of $75.5 million, dividends to shareholders of $49.6 million, repurchases of common stock of $14.9 million and normal debt repayments during the year. Additionally, our cash balances in 2010 were unfavorably impacted $12.6 million as a result of the January 1, 2010 deconsolidation of our Stannica LLC joint venture. Further, we raised approximately $473 million in borrowings in 2010, including $346.9 million in net proceeds from our 4.5% senior notes offering in December 2010.

For the year 2009, our cash flows from operating activities funded capital expenditures of $100.8 million for plant machinery and equipment, $120.0 million in net repayments of debt, $44.4 million in dividends to shareholders and $16.4 million in obligations arising from the 2008 Port de Bouc facility divestiture.

Net current assets decreased $29.6 million to $954.4 million at December 31, 2011 from $984.0 million at December 31, 2010. The decrease in net current assets was due primarily to a decrease in cash and cash equivalents and an increase in accrued expenses, partly offset mainly by increases in inventories and accounts receivable.

Albemarle Corporation and Subsidiaries

Capital expenditures were $190.6 million, $75.5 million and $100.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and were incurred mainly for plant machinery and equipment. We expect our capital expenditures to approach $300 million in 2012 for capacity increases, cost reduction, and continuity of operations projects.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of weakness in the global economy, we are optimistic that as we enter into 2012 we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

At December 31, 2011 and December 31, 2010, our cash and cash equivalents were comprised of approximately $420.4 million and $337.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2011, 2010 and 2009 we repatriated approximately $98.5 million, $14.5 million and $5.6 million in cash, respectively, as part of these foreign cash repatriation activities.

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

The principal amounts of the senior notes becomes immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of December 31, 2011, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

In September 2011, we amended and restated our previous $675.0 million credit facility. The amended and restated five-year, revolving, unsecured credit facility matures on September 22, 2016 and (i) increased the borrowing capacity to $750.0 million from $675.0 million; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; (iii) provides for the ability to extend the maturity date under certain conditions; (iv) eliminated the covenant that required a minimum level of consolidated tangible domestic assets; and (v) increased the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this new agreement. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of December 31, 2011. We had no borrowings outstanding under the September 2011 credit agreement as of December 31, 2011.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in

Albemarle Corporation and Subsidiaries

the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the new credit facility, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in our new credit facility, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of December 31, 2011, we were, and currently are, in compliance with all of our debt covenants.

We previously maintained a $675.0 million five-year unsecured revolving senior credit facility, which we referred to as the March 2007 credit agreement. The total spread and fees ranged from 0.32% to 0.675% over the LIBOR applicable to the currency of the borrowing and were based on our credit rating as determined by the major rating agencies. There were no borrowings outstanding under the March 2007 credit agreement at December 31, 2010.

The non-current portion of our long-term debt amounted to $749.3 million at December 31, 2011, compared to $851.9 million at December 31, 2010. In addition, at December 31, 2011, we had the ability to borrow $750.0 million under our September 2011 credit agreement and $233.8 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under our other existing credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit which totaled approximately $35.9 million at December 31, 2011. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

The following table summarizes our projected contractual obligations for plant construction, purchases of equipment, various take or pay and throughput agreements and obligations under our existing credit agreements based on projected borrowings (in thousands):

	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$12,410	$12,705	$6,008	$327,066	$50,351	$356,044
Capital lease obligation	2,006	—	—	—	—	—
Expected interest payments on long-term debt obligations*	36,417	35,850	35,449	21,347	17,837	62,322
Operating lease obligations (rental)	8,337	5,140	3,480	2,657	2,110	10,091
Take or pay / throughput agreements**	31,736	21,435	11,857	8,971	6,080	2,084
Letters of credit and guarantees	23,328	7,374	43	95	4	5,076
Capital projects	75,380	34,296	—	—	—	—

Total	$189,614	$116,800	$56,837	$360,136	$76,382	$435,617

*	These amounts are based on interest rates of 5.1% for the 2015 senior notes and 4.5% for the 2020 senior notes. A weighted average interest rate of 5.7% was used for our remaining long-term debt obligations and capital lease for 2012, and for the years 2013 and thereafter the weighted average interest rate used was 4.7%. Interest payments on our variable-rate foreign bank loans are calculated through September 2016 when our credit agreement expires. As of December 31, 2011, we had no borrowings outstanding under the September 2011 credit agreement.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We believe that the expected 2012 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $17 million. We may choose to make additional pension contributions in excess of this amount. We have made $56.1 million in contributions to our qualified and nonqualified pension plans during the year ended December 31, 2011.

Albemarle Corporation and Subsidiaries

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $30.7 million and $21.9 million at December 31, 2011 and 2010, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $21.8 million and $12.3 million at December 31, 2011 and 2010, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

Liquidity Outlook

We anticipate that cash provided by operating activities and borrowing capacity under our September 2011 credit agreement will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures, make pension contributions and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, renew their extensions of credit or provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and most recently, increased concern regarding fallout from the European sovereign debt issues. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At December 31, 2011, we had the ability to borrow in excess of $983.8 million under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $469.4 million as of December 31, 2011, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

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

Our environmental and safety operating costs charged to expense were $35.4 million, $34.8 million and $36.3 million in 2011, 2010 and 2009, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2011 totaled approximately $12.4 million, a decrease of $1.4 million from $13.8 million at December 31, 2010.

We believe that any sum we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. See also Item 3. “Legal Proceedings” on page 22.

Albemarle Corporation and Subsidiaries

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $16.1 million, $7.8 million and $11.4 million in 2011, 2010 and 2009, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations, and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance relating to separating consideration in multiple-deliverable revenue arrangements. Under this guidance, multiple-deliverable arrangements will be accounted for separately (rather than on a combined basis) by selecting the best evidence of selling price among vendor-specific objective evidence, third-party evidence or estimated selling price. This new guidance, effective for fiscal years beginning on or after June 15, 2010, did not have a material effect on our consolidated financial statements.

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

In December 2010, the FASB, amended its accounting guidance related to the disclosure of pro forma information for business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendments also require public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. These amendments became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. We are assessing the impact of these new requirements on our financial statements.

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will adopt these new financial statement presentation requirements effective January 1, 2012 with retrospective application to all prior periods presented.

Albemarle Corporation and Subsidiaries

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

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. We are assessing the impact of these new requirements on our financial statements.

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

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $148.7 million and with a fair value representing a net liability position of $0.9 million at December 31, 2011. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2011, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $4.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against foreign currencies would result in an increase of approximately $2.7 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2011, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had outstanding variable interest rate borrowings of $64.3 million and $149.5 million at December 31, 2011 and 2010 respectively. These borrowings represented 8% and 17% of total outstanding debt and bore average interest rates of 5.15% and 2.25% at December 31, 2011 and 2010, respectively. A hypothetical 10% change (approximately 52 basis points) in the average interest rate applicable to these

Albemarle Corporation and Subsidiaries

borrowings would change our annualized interest expense by approximately $0.3 million as of December 31, 2011. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

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

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At December 31, 2011 and 2010, we had no natural gas hedge contracts outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the Unites States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV	/S/ SCOTT A. TOZIER

Luther C. Kissam IV	Scott A. Tozier
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Chief Risk Officer
(principal executive officer)	(principal financial officer)
February 22, 2012	February 22, 2012

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 22, 2012

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)

December 31	2011	2010

Assets
Current assets:
Cash and cash equivalents	$469,416	$529,650
Trade accounts receivable, less allowance for doubtful accounts (2011 – $2,709; 2010 – $2,527)	355,372	340,888
Other accounts receivable	36,199	33,772
Inventories:
Finished goods	311,869	279,365
Raw materials	74,809	66,645
Stores, supplies and other	44,817	43,200

	431,495	389,210
Other current assets	63,138	54,678

Total current assets	1,355,620	1,348,198

Property, plant and equipment, at cost	2,619,428	2,440,178
Less accumulated depreciation and amortization	1,489,948	1,433,865

Net property, plant and equipment	1,129,480	1,006,313

Investments	198,427	180,690
Other assets	116,871	125,878
Goodwill	273,145	272,238
Other intangibles, net of amortization	130,281	134,764

Total assets	$3,203,824	$3,068,081

Liabilities and Equity
Current liabilities:
Accounts payable	$184,472	$175,183
Current portion of long-term debt	14,416	8,983
Accrued expenses	175,257	143,684
Dividends payable	15,237	12,547
Income taxes payable	11,796	23,780

Total current liabilities	401,178	364,177

Long-term debt	749,257	851,927
Postretirement benefits	57,588	55,014
Pension benefits	127,964	102,836
Other noncurrent liabilities	111,107	108,811
Deferred income taxes	77,903	109,570
Commitments and contingencies (Note 15)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding – 88,841 in 2011 and 91,594 in 2010	888	916
Additional paid-in capital	15,194	18,835
Accumulated other comprehensive loss	(222,922)	(164,196)
Retained earnings	1,798,117	1,560,519

Total Albemarle Corporation shareholders’ equity	1,591,277	1,416,074

Noncontrolling interests	87,550	59,672

Total equity	1,678,827	1,475,746

Total liabilities and equity	$3,203,824	$3,068,081

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

Year Ended December 31	2011	2010	2009

Net sales	$2,869,005	$2,362,764	$2,005,394
Cost of goods sold	1,891,946	1,616,842	1,521,532

Gross profit	977,059	745,922	483,862
Selling, general and administrative expenses	312,136	265,722	212,628
Research and development expenses	77,083	58,394	60,918
Restructuring and other charges	—	6,958	11,643
Port de Bouc facility disposition charges	—	—	12,393

Operating profit	587,840	414,848	186,280
Interest and financing expenses	(37,574)	(25,533)	(24,584)
Other income (expenses), net	357	2,788	(1,423)

Income before income taxes and equity in net income of unconsolidated investments	550,623	392,103	160,273
Income tax expense (benefit)	130,014	92,719	(7,028)

Income before equity in net income of unconsolidated investments	420,609	299,384	167,301
Equity in net income of unconsolidated investments (net of tax)	43,754	37,975	22,322

Net income	$464,363	$337,359	$189,623
Net income attributable to noncontrolling interests	(28,083)	(13,639)	(11,255)

Net income attributable to Albemarle Corporation	$436,280	$323,720	$178,368
Basic earnings per share	$4.82	$3.54	$1.95

Diluted earnings per share	$4.77	$3.51	$1.94

Weighted-average common shares outstanding – basic	90,522	91,393	91,512

Weighted-average common shares outstanding – diluted	91,522	92,184	92,046

Cash dividends declared per share of common stock	$0.67	$0.56	$0.50

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2009	90,980,309	$910	$—	$(100,642)	$1,165,503	$1,065,771	$50,712	$1,116,483
Comprehensive income (loss):
Net income for 2009					178,368	178,368	11,255	189,623
Foreign currency translation, net of tax of $(5,082)				34,272		34,272		34,272
Pension and postretirement benefits, net of tax of $13,367				(25,100)		(25,100)		(25,100)
Other, net of tax of $279				(390)		(390)		(390)

Total comprehensive income				8,782	178,368	187,150	11,255	198,405
Cash dividends declared for 2009					(45,763)	(45,763)	(14,681)	(60,444)
Stock-based compensation and other			8,730		(5,582)	3,148		3,148
Exercise of stock options	341,666	3	4,150			4,153		4,153
Shares repurchased and retired	(174,900)	(2)	(5,810)			(5,812)		(5,812)
Tax benefit related to stock plans			2,111			2,111		2,111
Issuance of common stock, net	584,015	6	(6)			—		—
Acquisitions						—	336	336
Shares withheld for withholding taxes associated with common stock issuances	(221,991)	(2)	(517)		(4,543)	(5,062)		(5,062)

Balance at December 31, 2009	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318

Balance at January 1, 2010	91,509,099	$915	$8,658	$(91,860)	$1,287,983	$1,205,696	$47,622	$1,253,318
Comprehensive income (loss):
Net income for 2010					323,720	323,720	13,639	337,359
Foreign currency translation, net of tax of $(6,009)				(62,629)		(62,629)		(62,629)
Pension and postretirement benefits, net of tax of $6,082				(9,812)		(9,812)		(9,812)
Other, net of tax of $(59)				105		105		105

Total comprehensive (loss) income				(72,336)	323,720	251,384	13,639	265,023
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared for 2010					(51,184)	(51,184)	(1,485)	(52,669)
Stock-based compensation and other			13,995			13,995		13,995
Exercise of stock options	494,559	5	7,130			7,135		7,135
Shares repurchased and retired	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			7,981			7,981		7,981
Issuance of common stock, net	81,864	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(91,182)	(1)	(3,987)			(3,988)		(3,988)

Balance at December 31, 2010	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)

(In Thousands, Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Comprehensive income (loss):
Net income for 2011					436,280	436,280	28,083	464,363
Foreign currency translation, net of tax of $3,909				(13,360)		(13,360)	(205)	(13,565)
Pension and postretirement benefits, net of tax of $26,676				(45,528)		(45,528)		(45,528)
Other, net of tax of $(96)				162		162		162

Total comprehensive (loss) income				(58,726)	436,280	377,554	27,878	405,432
Cash dividends declared for 2011					(60,450)	(60,450)		(60,450)
Stock-based compensation and other			26,556			26,556		26,556
Exercise of stock options	169,350	2	2,228			2,230		2,230
Shares repurchased and retired	(3,000,000)	(30)	(39,870)		(138,232)	(178,132)		(178,132)
Tax benefit related to stock plans			10,574			10,574		10,574
Issuance of common stock, net	131,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(53,807)	(1)	(3,128)			(3,129)		(3,129)

Balance at December 31, 2011	88,841,240	$888	$15,194	$(222,922)	$1,798,117	$1,591,277	$87,550	$1,678,827

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Year Ended December 31	2011	2010	2009
Cash and cash equivalents at beginning of year	$529,650	$308,791	$253,303

Cash flows from operating activities:
Net income	464,363	337,359	189,623
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	96,753	95,578	100,513
Restructuring and other charges	—	6,958	11,643
Port de Bouc charges	—	—	12,393
Stock-based compensation	27,069	15,694	307
Excess tax benefits realized from stock-based compensation arrangements	(10,574)	(7,981)	(2,111)
Equity in net income of unconsolidated investments (net of tax)	(43,754)	(37,975)	(22,322)
Dividends received from unconsolidated investments and nonmarketable securities	23,685	16,414	18,045
Pension and postretirement expense	27,161	20,993	9,708
Pension and postretirement contributions	(59,773)	(80,105)	(39,700)
Unrealized gain on investments in marketable securities	(688)	(1,532)	(3,554)
Net change in noncurrent income tax payables and receivables	(731)	2,241	(34,020)
Net change in noncurrent environmental liabilities	(1,220)	2,354	(4,573)
Deferred income taxes	14,682	47,099	1,720
Change in current assets and liabilities, net of effects of acquisitions and special items:
(Increase) decrease in accounts receivable	(16,435)	(57,414)	1,269
(Increase) decrease in inventories	(41,749)	(58,582)	180,132
Decrease (increase) in other current assets excluding deferred income taxes	4,499	(14,511)	(5,012)
(Decrease) increase in accounts payable	(11,971)	13,463	(53,543)
Increase (decrease) in accrued expenses and income taxes payable	28,229	35,774	(18,715)
Other, net	(12,187)	(4,518)	16,722

Net cash provided by operating activities	487,359	331,309	358,525

Cash flows from investing activities:
Capital expenditures	(190,574)	(75,478)	(100,786)
Cash payments related to acquisitions and other	(13,164)	(11,978)	(4,017)
Cash payments related to the Port de Bouc facility divestiture	—	—	(16,440)
Cash impact from deconsolidation of Stannica LLC, net	—	(12,649)	—
Cash proceeds from divestitures	—	8,600	—
Sales of (investments in) marketable securities, net	1,670	652	(347)
Investments in equity and other corporate investments	(10,868)	(1,338)	(40)

Net cash used in investing activities	(212,936)	(92,191)	(121,630)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	346,853	—
Proceeds from other borrowings	9,415	125,797	14,300
Repayments of long-term debt	(109,591)	(424,123)	(134,332)
Dividends paid to shareholders	(57,759)	(49,643)	(44,432)
Repurchases of common stock	(178,132)	(14,945)	(5,812)
Proceeds from exercise of stock options	2,230	7,135	4,153
Excess tax benefits realized from stock-based compensation arrangements	10,574	7,981	2,111
Withholding taxes paid on stock-based compensation award distributions	(3,129)	(3,988)	(5,062)
Dividends paid to noncontrolling interests	—	—	(11,709)
Debt financing costs	(2,727)	(3,005)	—

Net cash used in financing activities	(329,119)	(7,938)	(180,783)

Net effect of foreign exchange on cash and cash equivalents	(5,538)	(10,321)	(624)

(Decrease) increase in cash and cash equivalents	(60,234)	220,859	55,488

Cash and cash equivalents at end of year	$469,416	$529,650	$308,791

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

Inventories

Inventories are stated at lower of cost or market with cost determined primarily on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis.

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

Investments

Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheets as Investments and our share of investees’ earnings or losses together with other-than temporary impairments in value as Equity in net income of unconsolidated investments in the consolidated statements of income.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses

Our research and development expenses related to present and future products are expensed as incurred. These expenses consist primarily of personnel-related costs and other overheads, as well as outside service and consulting costs incurred for specific programs. Our U.S. facilities in Michigan, Pennsylvania, South Carolina, Texas, and Louisiana and our global facilities in the Netherlands, Germany, Belgium, China and Korea form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance that requires that goodwill and indefinite-lived intangible assets not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to our company, and therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.

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

During 2011, we made changes to the assumptions related to the discount rate, the per capita cost of covered healthcare benefits pre-65 premium cap, and the related healthcare trend rates. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rates for the U.S. plans, we establish a range of reasonable rates based on methods developed by subject matter experts that reflect current market conditions. For 2011, we relied on methods developed by Citigroup, AonHewitt, and Milliman to establish a range of acceptable discount rates based on authoritative accounting guidance. These methods calculate discount rates based on high-quality bond data and the projected plan cash flows. We believe our selected discount rates accurately reflect market conditions as of the December 31, 2011 measurement date.

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

At December 31, 2011, the weighted-average discount rate was reduced for the pension plans from 5.40% to 5.04% and for the other postretirement plans from 5.30% to 5.10% to reflect market conditions as of the December 31, 2011 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. For the years 2011 and 2010, the weighted-average expected rate of return on domestic pension plan assets was 8.25%. There has been no change to the assumed rate of return on U.S. pension plan assets effective January 1, 2012. Also, there was no change in the weighted-average expected 7.0% return on other postretirement benefit plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2011, the assumed weighted-average rate of compensation increase changed to 3.96% from 3.93% for the pension plans. The assumed weighted-average rate of compensation increase remained unchanged at 4.0% for the other postretirement plans at December 31, 2011.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends in relation to the employer-paid premium cap. At December 31, 2011, the previously assumed ultimate rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was reduced to zero as the employer-paid premium cap is expected to meet the cap starting January 1, 2013. For 2012, the assumed trend rate for pre-65 coverage is 8.0% per year, ultimately decreasing to zero in the year 2013 due to the employer-paid premium cap. The 2012 assumed trend rate for post-65 coverage is expected to be zero due to the employer-paid premium cap.

Employee Savings Plan

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation.

This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $9.1 million, $8.4 million and $8.2 million in 2011, 2010 and 2009, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan. The pension contributions in the defined contribution plan are made in cash and are equal to 5%, 6% or 7% of the participant’s base pay depending on years of service. In 2011, 2010 and 2009, these contributions amounted to $4.5 million, $3.9 million and $3.5 million, respectively.

With respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.3 million, $0.4 million and $0.4 million for 2011, 2010 and 2009, respectively. In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. We paid approximately $9.9 million, $8.8 million and $9.0 million in 2011, 2010 and 2009, respectively, in annual premiums and related costs pertaining to this plan.

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

Our consolidated statements of income include foreign exchange transaction gains (losses) of $(3.6) million, $1.0 million, and $(3.7) million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

At December 31, 2011 and 2010, we had outstanding foreign currency forward contracts with notional values totaling $148.7 million and $375.4 million, respectively.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (i) the yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (ii) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2011 and 2010, there were unrealized losses of approximately $0.7 million ($0.4 million after income taxes) and $0.9 million ($0.6 million after income taxes), respectively, in accumulated other comprehensive loss.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At December 31, 2011 and 2010, we had no natural gas hedge contracts outstanding.

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

In December 2010, the FASB, amended its accounting guidance related to the disclosure of pro forma information for business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendments also require public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. These amendments became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. For public entities, these new requirements become effective for interim and annual periods beginning after December 15, 2011. We are assessing the impact of these new requirements on our financial statements.

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company will adopt these new financial statement presentation requirements effective January 1, 2012 with retrospective application to all prior periods presented.

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

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. We are assessing the impact of these new requirements on our financial statements.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Cash paid during the year for:
Income taxes (net of refunds of $4,339, $2,611 and $13,733 in 2011, 2010 and 2009, respectively)	$123,341	$34,808	$14,807
Interest (net of capitalization)	$33,127	$21,905	$22,144

Supplemental non-cash disclosures due to the divestiture of the Port de Bouc, France facility effective December 31, 2008:
Decrease in inventory	$—	$—	$(3,689)
Decrease in other current assets	$—	$—	$(7,878)
Decrease in current liabilities (principally accrued expenses)	$—	$—	$(4,745)

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Earnings Per Share:

On January 1, 2009, we adopted new accounting guidance associated with share-based payment transactions considered to be participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends, such as certain of our restricted stock awards, are participating securities and therefore shall be included in the earnings per share calculation pursuant to the two-class method. For the year ended December 31, 2009, this new guidance resulted in a decrease of $0.01 in our basic earnings per share as a result of an increase in our basic weighted-average common shares outstanding of approximately 317,000 shares while there was no impact on our reported diluted earnings per share despite an increase in our diluted weighted-average common shares of approximately 153,000 shares.

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$436,280	$323,720	$178,368

Denominator:
Weighted-average common shares for basic earnings per share	90,522	91,393	91,512

Basic earnings per share	$4.82	$3.54	$1.95

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$436,280	$323,720	$178,368

Denominator:
Weighted-average common shares for basic earnings per share	90,522	91,393	91,512
Incremental shares under stock compensation plans	1,000	791	534

Total shares	91,522	92,184	92,046

Diluted earnings per share	$4.77	$3.51	$1.94

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under the treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2011, there were 390,667 common stock equivalents not included in the computation of diluted earnings per share.

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2011, no shares of preferred stock have been issued.

On October 13, 2011, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our stock repurchase plan up to a maximum of five million shares.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Value added tax/consumption tax	$16,236	$15,040
Other	19,963	18,732

Total	$36,199	$33,772

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Inventories:

Approximately 26% and 23% of our inventories are valued using the last-in, first-out, or LIFO, method at December 31, 2011 and 2010, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $111.7 million and $91.4 million at December 31, 2011 and 2010, respectively, which are below replacement cost by approximately $56.8 million and $45.7 million, respectively.

NOTE 6—Other Current Assets:

Other current assets consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred income taxes – current(a)	$9,383	$4,689
Income tax receivables	8,303	10,274
Prepaid expenses	45,452	39,715

Total	$63,138	$54,678

(a)	See Note 18, “Income Taxes.”

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consist of the following at December 31, 2011 and 2010 (in thousands):

	Useful Lives	December 31,
	(Years)	2011	2010
Land	—	$59,137	$55,638
Land improvements	5 – 30	50,302	48,798
Buildings and improvements	10 – 45	186,444	204,858
Machinery and equipment(a)	3 – 19	1,552,557	1,484,515
Machinery and equipment (major plant components)(b)	20 – 45	541,953	502,906
Property, plant and equipment under capital lease(c)	19 – 50	24,652	24,652
Long-term mineral rights and production equipment costs	7 – 60	62,245	60,630
Construction in progress	—	142,138	58,181

Total		$2,619,428	$2,440,178

(a)	Consists primarily of (1) short-lived production equipment components, office and building equipment and other equipment with estimated lives ranging 3 – 7 years, and (2) production process equipment (intermediate components) with estimated lives ranging 8 – 19 years.
(b)	Consists primarily of (1) production process equipment (major unit components) with estimated lives ranging 20 – 29 years, and (2) production process equipment (infrastructure and other) with estimated lives ranging 30 – 45 years.
(c)	Assets under capital lease are primarily machinery and equipment with useful lives ranging from 19 – 25 years. Includes a building with a cost of $1.3 million which has a useful life of 50 years.

The cost of property, plant and equipment, including machinery and equipment under capital lease, is depreciated generally by the straight-line method. Depreciation expense amounted to $83.6 million, $82.5 million and $87.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Interest capitalized on significant capital projects in 2011, 2010 and 2009 was $2.4 million, $1.1 million and $1.2 million, respectively, while amortization of capitalized interest (which is included in depreciation expense) in 2011, 2010 and 2009 was $1.2 million, $1.2 million and $1.3 million, respectively.

As of December 31, 2011 and 2010, accumulated amortization for assets under capital lease was $8.6 million and $7.6 million, respectively.

In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and TMG manufacturing site. Cash payments related to this acquisition were $6.5 million and $8.0 million in 2011 and 2010, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2010, we sold our Teesport, UK manufacturing site for net proceeds of approximately $8.6 million. The proceeds of this sale approximated the net book values of the assets sold.

NOTE 8—Investments:

Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2011 and 2010 (in thousands).

	December 31,
	2011	2010
Joint ventures	$180,437	$160,839
Nonmarketable securities	1,187	2,059
Marketable equity securities	16,803	17,792

Total	$198,427	$180,690

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

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in the first quarter of 2010 and the remainder was collected in the third quarter of 2010), reducing our ownership to fifty percent. We determined that the joint venture was a variable interest entity but that we were not the primary beneficiary of the venture arrangement; accordingly, we deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in Investments in our consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in the first quarter of 2010, the earnings associated with our investment in Stannica LLC were reported in Equity in net income of unconsolidated investments in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymer Solutions segment. The carrying value of our investment in Stannica LLC was $7.3 million and $10.2 million at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the carrying amount of our investments in unconsolidated joint ventures exceeded the amount of underlying equity in net assets by approximately $9.7 million and $16.0 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2011 and 2010, $2.3 million and $2.9 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2011	2010	2009
*	Nippon Aluminum Alkyls – a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG – a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited – a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. – a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. – a joint venture with Petrobras Quimica S.A. –PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
*	Stannica, LLC – a joint venture with Arkema Group LLC that produces tin stabilizers	50%	50%	N/A

Our investment in the significant unconsolidated joint ventures above amounted to $165.4 million and $155.7 million as of December 31, 2011 and 2010, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $43.3 million, $37.1 million and $21.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2011	2010
Summary of Balance Sheet Information:
Current assets	$307,358	$301,769
Noncurrent assets	174,431	170,622

Total assets	$481,789	$472,391

Current liabilities	$112,589	$135,622
Noncurrent liabilities	42,850	43,591

Total liabilities	$155,439	$179,213

	Year Ended December 31,
	2011	2010	2009

Summary of Statements of Income Information:
Net sales	$672,859	$557,372	$441,141
Gross profit	$189,691	$161,273	$124,641
Income before income taxes	$132,399	$100,853	$74,462
Net income	$88,414	$69,974	$49,575

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $22.8 million, $15.8 million and $18.0 million in 2011, 2010 and 2009, respectively.

Assets of the Benefit Protection Trust, in conjunction with our Executive Deferred Compensation Plan, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2011 and 2010, these marketable securities amounted to $16.8 million and $17.8 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In the fourth quarter of 2010, we finalized certain agreements in connection with our new 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC). During the years ended December 31, 2011 and 2010, we made capital contributions of approximately $10.9 million and $1.3 million, respectively, in this investment.

NOTE 9—Other Assets:

Other assets consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred income taxes – noncurrent(a)	$50,957	$64,629
Assets related to unrecognized tax benefits(a)	21,794	12,262
Other	44,120	48,987

Total	$116,871	$125,878

(a)	See Note 18, “Income Taxes.”

NOTE 10—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents, and other intangibles.

The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2011 and 2010 (in thousands):

	Polymer Solutions	Catalysts	Fine Chemistry	Total
Balance at December 31, 2009	$36,153	$228,166	$28,402	$292,721
Sale of assets(a)	—	—	(3,711)	(3,711)
Foreign currency translation adjustments	57	(16,743)	(86)	(16,772)

Balance at December 31, 2010	36,210	211,423	24,605	272,238
Acquisitions(b)	—	3,672	—	3,672
Foreign currency translation adjustments	953	(3,885)	167	(2,765)

Balance at December 31, 2011	$37,163	$211,210	$24,772	$273,145

(a)	Relates to the July 2010 sale of our Teesport, UK manufacturing facility. See Note 7 “Property, Plant and Equipment.”
(b)	Relates to our acquisition of Catilin, Inc. as discussed in Note 22 “Acquisitions.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2011 and 2010 (in thousands):

	Customer Lists and Relationships	Trade Names	Patents and Technology	Land Use Rights	Manufacturing Contracts and Supply/Service Agreements	Other	Total
Gross Asset Value
Balance at December 31, 2009	$102,533	$46,110	$45,959	$7,094	$12,289	$20,075	$234,060
Acquisitions	—	—	—	—	—	—	—
Sale of assets	—	—	—	—	—	(65)	(65)
Foreign currency translation adjustments and other	(2,024)	(1,310)	(1,367)	224	(202)	308	(4,371)

Balance at December 31, 2010	100,509	44,800	44,592	7,318	12,087	20,318	229,624
Acquisitions(a)	—	—	1,400	—	—	—	1,400
Sale of assets	—	—	—	—	—	—	—
Foreign currency translation adjustments and other	(431)	599	(19)	780	1,695	3,843	6,467

Balance at December 31, 2011	$100,078	$45,399	$45,973	$8,098	$13,782	$24,161	$237,491

Accumulated Amortization
Balance at December 31, 2009	(23,059)	(9,149)	(26,714)	(280)	(9,398)	(14,937)	(83,537)
Amortization	(4,635)	(1,614)	(4,800)	(108)	(1,247)	(574)	(12,978)
Sale of assets	—	—	—	—	—	65	65
Foreign currency translation adjustments and other	644	266	975	(96)	178	(377)	1,590

Balance at December 31, 2010	(27,050)	(10,497)	(30,539)	(484)	(10,467)	(15,823)	(94,860)
Amortization	(4,780)	(1,658)	(4,982)	(176)	(551)	(1,002)	(13,149)
Sale of assets	—	—	—	—	—	—	—
Foreign currency translation adjustments and other	1,549	(65)	309	(458)	(95)	(441)	799

Balance at December 31, 2011	$(30,281)	$(12,220)	$(35,212)	$(1,118)	$(11,113)	$(17,266)	$(107,210)

Net Book Value at December 31, 2010	$73,459	$34,303	$14,053	$6,834	$1,620	$4,495	$134,764

Net Book Value at December 31, 2011	$69,797	$33,179	$10,761	$6,980	$2,669	$6,895	$130,281

(a)	The increase of $1.4 million in Patents and Technology relates to our acquisition of Catilin, Inc. as discussed in Note 22 “Acquisitions.”

Useful lives range from 15 – 35 years for customer lists and relationships; 5 – 35 years for trade names; 8 – 19 years for patents and technology; 37 – 50 years for land use rights; 8 – 12 years for manufacturing contracts and supply/service agreements, and 3 – 35 years for other.

Amortization of other intangibles amounted to $13.1 million, $13.1 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2012	$11,297
2013	$8,869
2014	$8,864
2015	$8,126
2016	$7,123

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Accrued Expenses:

Accrued expenses consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Employee benefits, payroll and related taxes	$67,727	$48,978
Taxes other than income taxes and payroll taxes	19,834	22,294
Deferred revenue	18,819	14,914
Accrued sales commissions	9,525	3,827
Accrued interest payable	8,075	8,211
Other	51,277	45,460

Total	$175,257	$143,684

NOTE 12—Long-Term Debt:

Long-term debt consists of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Variable-rate domestic bank loans	$—	$—
5.10% Senior notes, net of unamortized discount of $103 at December 31, 2011 and $137 at December 31, 2010	324,897	324,863
4.50% Senior notes, net of unamortized discount of $2,814 at December 31, 2011 and $3,128 at December 31, 2010	347,186	346,872
Fixed rate foreign borrowings	24,778	33,223
Capital lease obligation	2,006	5,873
Variable-rate foreign bank loans	64,326	149,520
Miscellaneous	480	559

Total long-term debt	763,673	860,910
Less amounts due within one year	14,416	8,983

Long-term debt, less current portion	$749,257	$851,927

Aggregate annual maturities of long-term debt as of December 31, 2011 are as follows (in millions): 2012—$14.4; 2013—$12.7; 2014—$6.0; 2015—$327.1; 2016—$50.4; thereafter—$356.0.

In September 2011, we amended and restated our previous $675.0 million credit facility. The amended and restated five-year, revolving, unsecured credit facility (hereinafter referred to as the September 2011 credit agreement) matures on September 22, 2016 and (i) increased the borrowing capacity to $750.0 million from $675.0 million; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; (iii) provides for the ability to extend the maturity date under certain conditions; (iv) eliminated the covenant that required a minimum level of consolidated tangible domestic assets; and (v) increased the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this new agreement. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of December 31, 2011. As of December 31, 2011, we had no borrowings outstanding under the September 2011 credit agreement.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the new credit facility, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in our new credit facility, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of December 31, 2011, we were, and currently are, in compliance with all of our debt covenants.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We previously maintained a $675.0 million five-year unsecured revolving senior credit facility, which we referred to as the March 2007 credit agreement. The total spread and fees ranged from 0.32% to 0.675% over the LIBOR applicable to the currency of the borrowing and were based on our credit rating as determined by the major rating agencies. There were no borrowings outstanding under the March 2007 credit agreement at December 31, 2010.

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

We have additional agreements with financial institutions that provide for borrowings under uncommitted credit lines up to a maximum of $60.0 million. There were no outstanding borrowings under these agreements at either December 31, 2011 or December 31, 2010. The average interest rate on borrowings under these agreements during 2011 and 2010 was 1.43% and 1.44%, respectively.

On December 31, 2010, one of our foreign subsidiaries had an agreement with a foreign bank that provided an immediate, uncommitted credit line of up to 70 million Euros. At December 31, 2010, there were outstanding borrowings of 70 million Euros (approximately $92.2 million at December 31, 2010, based on applicable exchange rates) under this agreement. The average rate on borrowings under this agreement was 1.3% at December 31, 2010. This borrowing was repaid in January 2011, and the related credit line was cancelled.

We have an agreement with a foreign bank that provides immediate U.S Dollar or Euro-denominated borrowings under uncommitted credit lines up to a maximum of $48.0 million or the Euro equivalent. At December 31, 2011, there were no outstanding borrowings under this agreement.

One of our foreign subsidiaries has existing agreements with several foreign banks, which provide immediate borrowings under uncommitted credit lines up to a maximum of 4.5 billion Japanese Yen (approximately $57.7 million at December 31, 2011, based on applicable exchange rates). At December 31, 2011 there were no outstanding borrowings under these agreements and at December 31, 2010 there were outstanding borrowing under these agreements of $8.2 million. The weighted average interest rate on borrowings under these agreements during 2011 and 2010 was 1.07% and 1.19%, respectively.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $97.2 million, of which $83.2 million supports foreign subsidiaries based in China. We have guaranteed these agreements. At December 31, 2011 and 2010, there were borrowings under these agreements of $50.3 million and $38.5 million, respectively. The weighted average interest rate on borrowings under these agreements was 6.1% and 4.90% at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, we had the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 and March 2007 credit agreements, respectively. Therefore, the amounts outstanding under our other existing credit lines are classified as long-term debt at December 31, 2011 and 2010. At December 31, 2011, we had the ability to borrow $750.0 million under our September 2011 credit agreement, plus an additional $250.0 million if needed, subject to the terms of the September 2011 credit agreement.

Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $40.8 million and $46.2 million at December 31, 2011 and 2010, respectively, and principally includes (i) foreign plant-related construction borrowings maturing in April 2015 amounting to $18.8 million and $23.8 million at December 31, 2011 and 2010, respectively, which bore interest at rates ranging from 4.28% to 7.12% at December 31, 2011, and (ii) a capitalized lease obligation maturing in July 2012 related to certain plant equipment amounting to $2.0 million and $5.9 million at December 31, 2011 and 2010, respectively, bearing interest at 5.5%. At December 31, 2011 and 2010, the JBC debt also included a $6.0 million unsecured non-interest bearing loan from its other shareholder. At December 31, 2011, JBC had additional borrowing capacity of approximately $23.0 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Other Noncurrent Liabilities:

Other noncurrent liabilities consist of the following at December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Liabilities related to uncertain tax positions(a)	$30,677	$21,875
Executive deferred compensation plan obligation	16,786	17,763
Deferred revenue – long-term	11,412	13,918
Asset retirement obligations(b)	14,865	14,213
Other	37,367	41,042

Total	$111,107	$108,811

(a)	See Note 18, “Income Taxes.”
(b)	See Note 15, “Commitments and Contingencies.”

NOTE 14—Stock-based Compensation Expense:

Incentive Plans

We have various share-based compensation plans that authorize the granting of (i) stock options to purchase shares of our common stock, (ii) restricted common stock awards, (iii) performance unit awards and (iv) stock appreciation rights (SARs) to employees and non-employee directors. The plans provide for payment of incentive awards in one or more of the following at our option: cash, shares of our common stock, qualified and non-qualified stock options, SARs, restricted stock awards and performance unit awards. The share-based awards granted by us generally contain vesting provisions ranging from one to five years, and with respect to stock options granted by us, have a term of not more than ten years from the date of grant. Stock options granted to employees generally vest over three years and have a term of ten years. Restricted common stock awards vest in periods ranging from one to five years from the date of grant. Performance unit awards are earned at a level ranging from zero to 200% contingent upon the achievement of specific performance criteria over periods ranging from one to two years. Distribution of the earned units occurs generally 50% upon completion of a two-year measurement period with the remaining 50% of the earned units distributed one year thereafter.

We granted 401,500, 389,000 and 1,255,500 stock options during 2011, 2010 and 2009, respectively. There were no significant modifications made to any share-based grants during these periods.

On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Under the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 100,000 shares of our common stock was authorized for issuance to the Company’s non-employee directors. The fair market value of shares to be issued to each participant during a calendar year shall not exceed $100,000. At December 31, 2011, there were 4,723,670 shares available for grant under the Incentive Plan and 49,875 shares available for grant under the Non-Employee Directors Plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2011, 2010 and 2009 amounted to $27.1 million, $15.7 million and $0.3 million, respectively, and is included in cost of goods sold and selling, general and administrative, or SG&A, expenses on the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2011, 2010 and 2009 amounted to $10.0 million, $5.8 million and $0.1 million, respectively. During 2009, we reduced certain of our stock-based compensation accruals in the amount of $7.8 million based on revised estimates of expected performance. This accrual reversal served to offset a significant portion of stock-based compensation expense for the year ended December 31, 2009.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2011:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,972,522	$24.17	7.2	$62,357
Granted	401,500	56.34
Exercised	(169,350)	13.17
Forfeited	(33,500)	34.37

Outstanding at December 31, 2011	2,171,172	$30.82	7.1	$46,846

Exercisable at December 31, 2011	426,937	$22.54	4.1	$12,368

The fair value of each option granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	1.53%	1.66%	2.13%
Volatility	33.04%	33.13%	32.94%
Average expected life (years)	6	6	6
Risk-free interest rate	3.67%	3.92%	3.37%
Fair value of options granted	$18.42	$13.76	$6.70

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

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $7.9 million, $15.1 million and $5.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2011 is approximately $6.2 million and is expected to be recognized over a remaining weighted-average period of 1.3 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $2.2 million and $2.9 million for the year ended December 31, 2011, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.

The following table summarizes activity in performance unit awards:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	184,196	$41.88	7,500	$38.41	1,263,500	$30.04
Granted	190,700	56.14	198,700	41.94	—	—
Vested	(2,946)	38.41	(2,947)	38.41	(575,890)	21.60
Forfeited	(1,800)	48.26	(19,057)	41.64	(680,110)	37.10

Nonvested, end of period	370,150	49.23	184,196	41.88	7,500	38.41

Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2011 is approximately $11.8 million and is expected to be recognized over a remaining weighted-average period of one year. Each performance unit represents one share of common stock. The fair value of the performance based restricted stock was estimated on the date of grant.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in non-performance based restricted stock awards:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	333,416	$34.38	535,625	$35.10	536,700	$36.53
Granted	63,600	58.43	92,750	40.98	88,625	21.85
Vested	(159,751)	35.94	(250,126)	37.48	(69,700)	28.98
Forfeited	(9,000)	48.64	(44,833)	39.43	(20,000)	36.03

Nonvested, end of period	228,265	41.35	333,416	34.38	535,625	35.10

Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2011 is approximately $4.3 million and is expected to be recognized over a remaining weighted-average period of 2.2 years. The fair value of the non-performance based restricted stock was estimated on the date of grant adjusted for a dividend factor, if necessary.

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

NOTE 15—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Environmental

We had the following activity in our recorded environmental liabilities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$13,806	$15,567	$18,970
Expenditures	(1,081)	(1,128)	(1,414)
Changes in estimates recorded to earnings and other	(270)	419	(2,202)
Foreign currency translation	(96)	(1,052)	213

Balance, end of year	12,359	13,806	15,567
Less amounts reported in Accrued expenses	1,433	1,661	5,775

Amounts reported in Other noncurrent liabilities	$10,926	$12,145	$9,792

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately 70% of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential magnitude of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16.5 million before income taxes.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Rental Expense

Our rental expenses include a capital lease related to machinery and equipment at JBC and a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

	Minimum Capital Lease Payments	Minimum Operating Lease Payments
2012	$2,151	$8,337
2013	—	$5,140
2014	—	$3,480
2015	—	$2,657
2016	—	$2,110
Thereafter	—	$10,091

Total minimum obligations	2,151
Interest	(145)

Present value of net minimum obligations	2,006
Current portion	2,006

Long-term obligations	$—

Rental expense was approximately $30.9 million, $29.0 million, and $27.3 million for 2011, 2010 and 2009, respectively. Rental expense is shown net of rental income which was minimal during 2011, 2010 and 2009.

Litigation

On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations include (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the United States District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

In addition, we are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.

Other

The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2012	2013	2014	2015	2016	Thereafter
Letters of credit and guarantees	$23,328	$7,374	$43	$95	$4	$5,076

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2011, the Company had $35.9 million of outstanding letters of credit and guarantees. The outstanding letters of credit are primarily related to performance bonds, environmental guarantees and insurance claim payment guarantees with expiration dates ranging from 2012 to 2020.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company’s guarantees relates to custom and port authorities that have expiration dates ranging from one year to three years. The guarantees arose during the ordinary course of business. We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2011. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site with a recorded value of $5.8 million.

We had asset retirement obligations of $14.9 million and $14.2 million at December 31, 2011 and 2010, respectively, associated with certain property and equipment. During 2011, we recorded a minimal amount of new asset retirement obligations, and the increase from December 31, 2010 is primarily related to accretion expense recorded during 2011. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.

We currently, and are from time to time, subject to sales and use tax audits in various taxing jurisdictions in the United States and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

NOTE 16—Accumulated Other Comprehensive (Loss) Income:

The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Foreign Currency Translation Adjustments	Net Transition Asset	Net Prior Service Benefit	Net Benefit Plan Loss	Unrealized Gain (Loss) on Marketable Securities	Other	Total
Balance at December 31, 2008	$97,962	$12	$13,782	$(211,545)	$(5)	$(848)	$(100,642)
Current period change	39,354	(10)	(8,556)	(29,901)	1	(670)	218
Tax benefit (expense)	(5,082)	4	3,060	10,303	—	279	8,564

Balance at December 31, 2009	132,234	6	8,286	(231,143)	(4)	(1,239)	(91,860)
Current period change	(56,620)	(9)	(2,978)	(12,907)	1	163	(72,350)
Tax benefit (expense)	(6,009)	3	1,123	4,956	—	(59)	14

Balance at December 31, 2010	69,605	—	6,431	(239,094)	(3)	(1,135)	(164,196)
Current period change	(17,269)	—	(2,158)	(70,046)	1	257	(89,215)
Tax benefit (expense)	3,909	—	794	25,882	(1)	(95)	30,489

Balance at December 31, 2011	$56,245	$—	$5,067	$(283,258)	$(3)	$(973)	$(222,922)

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. For participants who retire on or after December 31, 2012, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

On March 31, 2004, a new defined contribution pension plan for U.S. non-represented employees hired after March 31, 2004 was adopted. The annual contribution to the defined contribution plan is based on 5% of eligible employee compensation and was amended January 1, 2007 to increase the pension contributions to 6% and 7% for certain employees depending on years of service. Contributions amounted to $4.5 million, $3.9 million and $3.5 million in 2011, 2010 and 2009, respectively. We also have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.3 million, $0.4 million and $0.4 million for 2011, 2010 and 2009, respectively.

We have two benefit plans that cover employees in the Netherlands—a defined benefit plan and a plan similar to a collective defined contribution plan. Our defined benefit plan is a transitional arrangement in which benefits are based primarily on employee compensation and/or years of service. This plan is for certain individuals born on or before 1949 whom had a prior agreement, which we elected to honor, in connection with the refinery catalysts business acquisition in 2004. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $9.9 million, $8.8 million and $9.0 million in 2011, 2010 and 2009, respectively, in annual premiums and related costs pertaining to this plan.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions for our pension benefit plans (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Change in benefit obligations:
Benefit obligation at January 1	$613,880	$572,963	$570,871	$526,478
Service cost	12,830	11,169	11,271	9,577
Interest cost	32,933	30,945	31,844	29,934
Plan amendments	508	508	288	288
Actuarial loss	49,729	48,977	40,289	40,124
Benefits paid	(35,249)	(30,378)	(37,528)	(33,438)
Employee contributions	299	—	258	—
Foreign exchange loss (gain)	(265)	—	(3,413)	—

Benefit obligation at December 31	$674,665	$634,184	$613,880	$572,963

Change in plan assets:
Fair value of plan assets at January 1	$507,064	$498,967	$417,125	$410,037
Actual return on plan assets	3,107	2,662	50,988	50,471
Employer contributions	56,105	51,157	76,841	71,897
Benefits paid	(35,249)	(30,378)	(37,528)	(33,438)
Employee contributions	299	—	258	—
Foreign exchange gain (loss)	(221)	—	(620)	—

Fair value of plan assets at December 31	$531,105	$522,408	$507,064	$498,967

Funded status at December 31	$(143,560)	$(111,776)	$(106,816)	$(73,996)

	December 31, 2011		December 31, 2010
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(15,596)	$(13,927)	$(3,980)	$(1,332)
Noncurrent liabilities (pension benefits)	(127,964)	(97,849)	(102,836)	(72,664)

Net pension liability	$(143,560)	$(111,776)	$(106,816)	$(73,996)

Amounts recognized in accumulated other comprehensive loss:
Prior service benefit	$(7,200)	$(7,623)	$(8,661)	$(9,141)
Net actuarial loss	420,909	416,314	351,778	346,699

Net amount recognized	$413,709	$408,691	$343,117	$337,558

Weighted-average assumption percentages:
Discount rate	5.04%	5.07%	5.40%	5.45%
Rate of compensation increase	3.96%	4.11%	3.93%	4.11%

The accumulated benefit obligation for all defined benefit pension plans was $657.0 million and $598.6 million at December 31, 2011 and 2010, respectively.

                Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs have been funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on payments allowed. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and are reserved for retiree life insurance benefits. In 2005, the postretirement medical benefit available to U.S. employees was changed to provide that employees who are under age 50 as of December 31, 2005 would no longer be eligible for a company-paid retiree medical premium subsidy. Employees who are of age 50 and above as of December 31, 2005 and who retire after January 1, 2006 will have their retiree medical premium subsidy capped. Effective January 1, 2008, our medical insurance for certain groups of U.S. retired employees is now insured through a medical carrier.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans, as well as a summary of significant assumptions for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2011	2010
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$66,436	$65,739
Service cost	263	382
Interest cost	3,393	3,564
Actuarial loss	3,555	552
Benefits paid	(4,712)	(3,801)

Benefit obligation at December 31	$68,935	$66,436

Change in plan assets:
Fair value of plan assets at January 1	$7,985	$8,207
Actual return on plan assets	740	315
Employer contributions	3,668	3,264
Benefits paid	(4,712)	(3,801)

Fair value of plan assets at December 31	$7,681	$7,985

Funded status at December 31	$(61,254)	$(58,451)

	December 31,
	2011	2010
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,666)	$(3,437)
Noncurrent liabilities (postretirement benefits)	(57,588)	(55,014)

Net postretirement liability	$(61,254)	$(58,451)

Amounts recognized in accumulated other comprehensive loss:
Prior service benefit	(620)	(1,317)
Net actuarial loss	19,801	18,885

Net amount recognized	$19,181	$17,568

Weighted-average assumption percentages:
Discount rate	5.10%	5.30%
Rate of compensation increase	4.00%	4.00%

The components of pension benefits expense are as follows (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Service cost	$12,830	$11,169	$11,271	$9,577	$10,568	$8,544
Interest cost	32,933	30,945	31,844	29,934	32,967	30,608
Expected return on assets	(48,645)	(48,235)	(41,941)	(41,630)	(42,341)	(42,080)
Amortization of net transition asset	—	—	(9)	(9)	(10)	(10)
Amortization of prior service benefit	(953)	(1,009)	(986)	(1,038)	(984)	(1,039)
Amortization of net loss	26,137	24,934	17,410	16,222	12,348	11,440

Benefits expense	$22,302	$17,804	$17,589	$13,056	$12,548	$7,463

Weighted-average assumption percentages:
Discount rate	5.40%	5.45%	5.77%	5.86%	6.45%	6.50%
Expected return on plan assets	8.19%	8.25%	8.19%	8.25%	8.69%	8.75%
Rate of compensation increase	3.93%	4.11%	3.90%	4.11%	4.11%	4.33%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic pension costs during 2012 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of prior service benefit	$(1,027)	$(1,084)
Amortization of net actuarial loss	$36,635	$35,228

The components of postretirement benefits expense (income) are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
	Total Other Postretirement Benefits	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Service cost	$263	$382	$438
Interest cost	3,393	3,564	3,769
Expected return on assets	(509)	(526)	(571)
Amortization of prior service benefit	(697)	(1,704)	(7,572)
Amortization of net loss	2,409	1,688	1,096

Benefits expense (income)	$4,859	$3,404	$(2,840)

Weighted-average assumption percentages:
Discount rate	5.30%	5.70%	6.55%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.25%

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic postretirement costs during 2012 are as follows (in thousands):

Total Other Postretirement Benefits
Amortization of prior service benefit	$(95)
Amortization of net actuarial loss	$2,576

In estimating the expected return on plan assets, consideration is given to past performance and future performance expectations for the types of investments held by the plan, as well as the expected long term allocations of plan assets to these investments. The expected rate of return on plan assets for our domestic pension plans was 8.25% at December 31, 2011 and 2010. There has been no change to the assumed rate of return on our domestic pension plan assets effective January 1, 2012. At December 31, 2011 and 2010, the expected rate of return on plan assets for our other postretirement benefit plan was 7.00%. At December 31, 2011 and 2010, the weighted-average expected rate of return on pension plan assets for foreign plans was 4.50%.

In December 2008, new accounting guidance was issued regarding employers’ disclosures about postretirement benefit plan assets. This new guidance was effective for fiscal years ending after December 15, 2009 and requires additional disclosures regarding benefit plan assets including (a) the investment allocation decision process, (b) the fair value of each major category of plan assets and (c) the inputs and valuation techniques used to measure the fair value of plan assets. We have adopted this guidance and have provided the additional disclosures required upon adoption.

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

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$229,842	$173,710	$56,132	$—
International Equity(b)	90,056	—	90,056	—
Fixed Income(c)	129,608	46,308	83,300	—
Absolute Return(d)	78,432	5,407	—	73,025
Cash	3,167	3,167	—	—

Total Pension Assets	$531,105	$228,592	$229,488	$73,025

Postretirement Assets:
Fixed Income(c)	$7,681	$—	$7,681	$—

(a)	Consists primarily of U.S. equity securities covering a diverse group of companies and U.S. stock funds that primarily track or are actively managed and measured against indices including the S&P 500 and the Russell 2000.
(b)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.
(c)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.
(d)	Consists primarily of holdings in private investment companies. See additional information about the Absolute Return investments below.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2011 (in thousands):

Absolute Return:	Year Ended December 31, 2011
Beginning Balance	$69,399
Total gains relating to assets sold during the period(a)	4,471
Total unrealized losses relating to assets still held at the reporting date(a)	(6,367)
Purchases	25,000
Sales	(19,478)

Ending Balance	$73,025

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)(e)	$233,788	$173,079	$60,709	$—
International Equity(b)	91,239	—	91,239	—
Fixed Income(c)	108,471	38,859	69,612	—
Absolute Return(d)(e)	70,520	1,121	—	69,399
Cash	3,046	3,046	—	—

Total Pension Assets	$507,064	$216,105	$221,560	$69,399

Postretirement Assets:
Fixed Income(c)	$7,985	$—	$7,985	$—

(a)	Consists primarily of U.S. equity securities covering a diverse group of companies and U.S. stock funds that primarily track or are actively managed and measured against indices including the S&P 500 and the Russell 2000.
(b)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.
(c)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.
(d)	Consists primarily of holdings in private investment companies. See additional information about the Absolute Return investments below.
(e)	In 2011, amounts were reclassified from Absolute Return to Domestic Equity, levels 1 and 2 only. These reclassifications had no impact on total pension assets by level.

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2010 (in thousands):

Absolute Return:	Year Ended December 31, 2010
Beginning Balance	$65,902
Total gains relating to assets sold during the period(a)	79
Total unrealized gains relating to assets still held at the reporting date(a)	4,537
Sales	(1,119)

Ending Balance	$69,399

(a)	These gains are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

The investment objective of the U.S. pension plan assets is maximum return with a strong emphasis on preservation of capital. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

asset allocations include 65% in long equity holdings and the remaining 35% in asset classes that provide diversification from traditional long equity holdings. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include, but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield equities and distressed debt.

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

At December 31, 2011 and 2010, equity securities held by our pension and other postretirement benefit plans did not include Albemarle common stock.

On January 3, 2011, we made a $50.0 million contribution to our domestic qualified pension plans. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans in 2012, including our SERP, to approximate $17 million. Also, we expect to pay approximately $5.3 million in premiums to our U.S. postretirement benefit plan in 2012. However, we may choose to make additional voluntary pension contributions in excess of these amounts.

The current forecast of benefit payments, which reflect expected future service, amounts to (in millions):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits
2012	$47.9	$46.0	$5.1
2013	$38.0	$35.2	$5.2
2014	$39.5	$36.6	$5.3
2015	$39.9	$38.0	$5.3
2016	$40.8	$39.2	$5.3
2017-2021	$235.1	$222.6	$23.5

We have a supplemental executive retirement plan, or SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension payments to offset the limitations imposed by federal income tax regulations. Expenses relating to the SERP of $4.5 million, $3.6 million and $3.6 million were recorded for the years ended December 31, 2011, 2010 and 2009, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2011 and 2010 was $31.9 million and $28.2 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $13.9 million are expected to be paid to SERP retirees in 2012. The SERP was amended to reflect the same changes as the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2012, final average earnings shall be determined as of December 31, 2012, and for participants who retire on or after December 31, 2020, final average earnings shall be determined as of December 31, 2014.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends in relation to the employer-paid premium cap. At December 31, 2011, the previously assumed ultimate rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was reduced to zero as the employer-paid premium cap is expected to meet the cap starting January 1, 2013. For 2012, the assumed trend rate for pre-65 coverage is 8.0% per year, ultimately decreasing to zero in the year 2013 due to the employer-paid premium cap. The 2012 assumed trend rate for post-65 coverage is expected to be zero due to the employer-paid premium cap.

A 1% increase or decrease in the U.S. health care cost trend rate would not have a material effect on the benefit obligation and service and interest benefit cost components.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance, which are accounted for in accordance with authoritative guidance. The accrued postemployment benefit liability was $0.6 million and $0.7 million at December 31, 2011 and 2010, respectively.

NOTE 18—Income Taxes:

Income before income taxes and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$280,245	$235,222	$103,050
Foreign	270,378	156,881	57,223

Total	$550,623	$392,103	$160,273

Current income tax expense (benefit):
Federal(a)	$82,379	$14,620	$(23,908)
State	4,774	5,224	772
Foreign	28,179	25,776	14,388

Total	$115,332	$45,620	$(8,748)

Deferred income tax expense (benefit):
Federal	$1,626	$57,194	$29,618
State	850	(691)	1,341
Foreign	12,206	(9,404)	(29,239)

Total	$14,682	$47,099	$1,720

Total income tax expense (benefit)	$130,014	$92,719	$(7,028)

(a)	Current income tax expense – Federal for the year ended December 31, 2010 is net of a tax benefit from an NOL carryforward of $9.6 million.

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2011	2010		2009
Federal statutory rate	35.0%	35.0%		35.0%
State taxes, net of federal tax benefit	0.7	1.3		1.1
Change in valuation allowance	(0.3)	(0.4)		(0.9)
Impact of foreign earnings, net(a)	(9.8)	(9.4	)(c)	(22.6)
Effect of net income attributable to noncontrolling interests	—	—		(0.8)
Effect of completing domestic audits	—	—		5.7	(b)
Depletion	(0.8)	(1.0)		(1.7)
Revaluation of unrecognized tax benefits/reserve requirements	(0.1)	0.1		(19.7	)(b)
Manufacturer tax deduction	(1.0)	(1.6)		—	(d)
Other items, net	(0.1)	(0.4)		(0.5)

Effective income tax rate	23.6%	23.6%		(4.4)%

(a)

In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. The benefit of the lower tax rates in the jurisdictions for which we made this designation have been reflected in our effective income tax rate. During 2011, 2010 and 2009, we received distributions of $33.8 million, $68.7 million and $6.1 million, respectively, from various foreign subsidiaries and joint ventures and realized an expense, net of foreign tax credits, of $5.4 million, $2.7 million and $0.2 million, respectively, related to the repatriation of these

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

high taxed earnings. We have asserted for all periods being reported, permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan and currently all of the profits are from exports.
(b)	During 2009, the completion of IRS tax audits from 2005 through 2007 tax years provided a net benefit of $19.5 million.
(c)	The percentage impact of foreign earnings decreased significantly due to higher domestic earnings.
(d)	In 2009, limitations imposed by our domestic taxable income precluded us from claiming the manufacturer tax deduction.

The deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2011 and 2010 consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Postretirement benefits other than pensions	$15,705	$15,332
Accrued employee benefits	37,861	22,682
Operating loss carryovers	72,570	84,185
Pensions	45,213	32,335
Tax credit carryovers	49,999	43,856
Other	16,097	24,330

Gross deferred tax assets	237,445	222,720
Valuation allowance	(36,419)	(39,802)

Deferred tax assets	201,026	182,918

Deferred tax liabilities:
Depreciation	(193,814)	(197,123)
Foreign currency translation adjustments	(6,979)	(13,077)
Other	(19,801)	(15,193)

Deferred tax liabilities	(220,594)	(225,393)

Net deferred tax liabilities	$(19,568)	$(42,475)

Classification in the consolidated balance sheets:
Current deferred tax assets	$9,383	$4,689
Current deferred tax liabilities	(2,005)	(2,223)
Noncurrent deferred tax assets	50,957	64,629
Noncurrent deferred tax liabilities	(77,903)	(109,570)

Net deferred tax liabilities	$(19,568)	$(42,475)

At December 31, 2011, we had approximately $51.3 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2016 and 2026. We have established valuation allowances for $2.7 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.

At December 31, 2011, we have $8.9 million of domestic net operating losses and $211.6 million of foreign net operating loss carryovers. We have established valuation allowances for $5.6 million of domestic net operating losses, and $102.7 million of those foreign net operating loss carryovers since we believe that it is more likely than not that the related deferred tax assets will not be realized. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We believe that it is more likely than not that our company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liabilities related to uncertain tax positions were $30.7 million and $21.9 million at December 31, 2011 and 2010, respectively, inclusive of interest and penalties of $0.9 million for both years, and are reported in Other noncurrent liabilities as provided in Note 13. These liabilities at December 31, 2011 and 2010 were reduced by $21.8 million and $12.3 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 9. The resulting net liabilities of $8.0 million and $8.7 million at December 31, 2011 and 2010, respectively, if recognized and released, would favorably affect earnings.

During the year ended December 31, 2009, we recorded a reduction of interest and penalties of $(2.8) million as a component of income tax expense (benefit) in connection with our liabilities related to uncertain tax positions.

The liabilities related to uncertain tax positions, exclusive of interest, were $29.8 million and $20.9 million at December 31, 2011 and 2010, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at January 1	$20,949	$23,416	$77,548
Additions for tax positions related to prior years	—	—	5,082
Reductions for tax positions related to prior years	(1,639)	150	(48,054)
Additions for tax positions related to current year	10,802	463	1,495
Settlements	—	—	(12,627)
Lapses in statutes of limitations	(323)	(3,080)	(28)

Balance at December 31	$29,789	$20,949	$23,416

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2008 since the IRS has completed a review of our income tax returns through 2007, or for any U.S. state income tax audit prior to 2002.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2006. During 2011, we completed tax audits for one of our Belgian companies for 2008 and 2009, our Japanese company for 2006 through 2010, and two of our Chinese companies through 2010. During 2010, we completed a tax audit for one of our Belgian companies for the 2007 tax year. No significant tax was assessed as a result of these audits. We were informed in 2011 that German tax authorities would commence an audit of one of our German companies for 2006 through 2009, and Chinese tax authorities would commence an audit of one of our Chinese companies for 2006 through 2010.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $5.9 million as a result of closure of tax statutes.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Special Items:

Special items reported in the consolidated statements of income for the years ended December 31, 2010 and 2009 consist of the following (in thousands):

	Year Ended December 31,
	2010	2009
Restructuring and other charges(a)	$6,958	$11,643
Port de Bouc facility disposition charges(b)	—	12,393

Total special items	$6,958	$24,036

(a)	The year ended December 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) that related principally to reductions in force at our Bergheim, Germany site. The year ended December 31, 2009 results included $11.6 million in pre-tax charges ($7.6 million after income taxes) for restructuring and other costs, related principally to reductions in force and the write-off of assets at our Arkansas facility.
(b)	The year ended December 31, 2009 included charges amounting to $12.4 million ($8.2 million after income taxes) that related to the costs of the final contract settlement arising from the divestiture of our Port de Bouc, France facility to International Chemical Investors Group S.A. effective December 31, 2008.

We had the following activity in our recorded workforce reduction liabilities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$7,074	$4,880	$20,276
Workforce reduction charges	1,859	6,605	4,912
Payments	(4,292)	(3,568)	(19,932)
Amount reversed to income	19	(370)	(365)
Foreign currency translation	120	(473)	(11)

Balance, end of year	4,780	7,074	4,880
Less amounts reported in Accrued expenses	2,843	3,845	4,880

Amounts reported in Other noncurrent liabilities	$1,937	$3,229	$—

The year ended December 31, 2011 included charges of $1.9 million related to restructuring programs at various manufacturing locations which are reflected in Cost of goods sold. Payments under these programs are expected to occur within the next 12 months.

The year ended December 31, 2010 included a charge of $6.6 million related to reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014.

The year ended December 31, 2009 included a charge of $4.9 million related to planned reductions in force at various company locations. The majority of the payments under this restructuring plan were paid in 2010.

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

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2011 and 2010, with the exceptions of the 4.50% and 5.10% senior notes and the JBC foreign currency denominated debt, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. See Note 12, “Long-Term Debt.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31
	2011		2010
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$763,673	$819,854	$860,910	$879,511

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2011 and December 31, 2010, we had outstanding foreign currency forward contracts with notional values totaling $148.7 million and $375.4 million, respectively. At December 31, 2011, $0.9 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2010, we had balances of $0.5 million and $5.4 million in Other accounts receivable and Accrued expenses, respectively, associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in income; however, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the years ended December 31, 2011, 2010 and 2009 we recognized gains (losses) of $1.0 million, $(6.5) million and $0.6 million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the years ended December 31, 2011 and 2010, we recorded $(1.0) million and $6.5 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(3.0) million and $(1.3) million, respectively, in Other, net in our consolidated statement of cash flows. Such amounts were not material for the year ended December 31, 2009.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$16,786	$16,786	$—	$—
Equity securities (b)	$17	$17	$—	$—
Pension assets (d)	$531,105	$228,592	$229,488	$73,025
Postretirement assets (d)	$7,681	$—	$7,681	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,786	$16,786	$—	$—
Foreign currency forward contracts (c)	$869	$—	$869	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$17,763	$17,763	$—	$—
Equity securities (b)	$29	$29	$—	$—
Foreign currency forward contracts (c)	$540	$—	$540	$—
Pension assets (d)	$507,064	$216,105	$221,560	$69,399
Postretirement assets (d)	$7,985	$—	$7,985	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$17,763	$17,763	$—	$—
Foreign currency forward contracts (c)	$5,413	$—	$5,413	$—

(a)	We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was credited to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)	Our investments in equity securities are classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other within Comprehensive income (loss) in our statements of changes in equity. The securities are classified within Level 1.
(c)	As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.
(d)	See Note 17 “Pension Plans and Other Postretirement Benefits” for further discussion on fair value measurements of our pension and postretirement assets.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—Acquisitions:

In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and TMG manufacturing site. Cash payments related to this acquisition were $6.5 million and $8.0 million in 2011 and 2010, respectively.

On May 11, 2011, we announced that we had expanded our presence in the biofuels market with the acquisition of Catilin Inc. Based in Ames, Iowa, Catilin is a technology leader in the development and application of heterogeneous biodiesel catalysis. Catilin’s technology and products will further strengthen our offerings for the renewable fuels market and will also provide benefit toward a number of research and development and distribution synergies resulting from the acquisition. Cash payments related to this acquisition were $4.5 million in 2011.

NOTE 23—Operating Segments and Geographic Area Information:

We have identified three reportable segments as required by current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and performance catalyst solutions product areas. Our Fine Chemistry segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents Operating profit (adjusted for significant non-recurring items) and Equity in net income of unconsolidated investments and is reduced by Net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

Summarized financial information concerning our reportable segments is shown in the following tables. The Corporate & Other segment includes corporate-related items not allocated to the reportable segments.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net sales:
Polymer Solutions	$1,001,922	$903,745	$697,206
Catalysts	1,116,863	890,007	808,063
Fine Chemistry	750,220	569,012	500,125

Total net sales	$2,869,005	$2,362,764	$2,005,394

Segment operating profit:
Polymer Solutions	$239,918	$195,681	$63,780
Catalysts	287,342	219,125	129,691
Fine Chemistry	157,884	79,505	52,589

Total segment operating profit	685,144	494,311	246,060

Equity in net income of unconsolidated investments:
Polymer Solutions	7,696	8,734	3,496
Catalysts	36,259	29,648	18,934
Fine Chemistry	—	—	—
Corporate & Other	(201)	(407)	(108)

Total equity in net income of unconsolidated investments	43,754	37,975	22,322

Net income attributable to noncontrolling interests:
Polymer Solutions	(9,803)	(6,154)	(5,886)
Catalysts	—	—	—
Fine Chemistry	(18,306)	(7,357)	(5,471)
Corporate & Other	26	(128)	102

Total net income attributable to noncontrolling interests	(28,083)	(13,639)	(11,255)

Segment income:
Polymer Solutions	237,811	198,261	61,390
Catalysts	323,601	248,773	148,625
Fine Chemistry	139,578	72,148	47,118

Total segment income	700,990	519,182	257,133

Corporate & Other	(97,479)	(73,040)	(35,750)
Restructuring and other charges	—	(6,958)	(11,643)
Port de Bouc facility disposition charges	—	—	(12,393)
Interest and financing expenses	(37,574)	(25,533)	(24,584)
Other income (expenses), net	357	2,788	(1,423)
Income tax (expense) benefit	(130,014)	(92,719)	7,028

Net income attributable to Albemarle Corporation	$436,280	$323,720	$178,368

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2011	2010	2009
	(In thousands)
Identifiable assets:
Polymer Solutions	$692,924	$700,800	$667,133
Catalysts	1,308,528	1,204,586	1,184,841
Fine Chemistry	512,676	424,527	413,614
Corporate & Other	689,696	738,168	505,969

Total identifiable assets	$3,203,824	$3,068,081	$2,771,557

Goodwill:
Polymer Solutions	$37,163	$36,210	$36,153
Catalysts	211,210	211,423	228,166
Fine Chemistry	24,772	24,605	28,402

Total goodwill	$273,145	$272,238	$292,721

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Depreciation and amortization:
Polymer Solutions	$30,436	$30,854	$34,481
Catalysts	43,978	42,396	42,508
Fine Chemistry	21,004	21,570	22,751
Corporate & Other	1,335	758	773

Total depreciation and amortization	$96,753	$95,578	$100,513

Capital expenditures:
Polymer Solutions	$51,186	$18,413	$24,209
Catalysts	63,478	38,967	39,872
Fine Chemistry	60,679	17,193	33,621
Corporate & Other	15,231	905	3,084

Total capital expenditures	$190,574	$75,478	$100,786

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net Sales:(a)
United States	$1,106,580	$863,297	$801,201
Foreign	1,762,425	1,499,467	1,204,193

Total	$2,869,005	$2,362,764	$2,005,394

(a)	No sales in a foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2011	2010	2009
	(In thousands)
Long-Lived Assets:
United States	$652,022	$582,763	$569,873
Netherlands	185,799	186,960	213,925
Jordan	141,725	107,148	109,379
Brazil	83,452	75,816	60,743
Germany	70,051	67,579	70,128
China	64,449	63,672	61,431
France	28,652	25,075	21,851
Korea	25,008	12,074	73
United Kingdom	12,436	13,530	16,935
Other foreign countries	46,323	33,206	30,072

Total	$1,309,917	$1,167,823	$1,154,410

Net sales to external customers in each of the segments consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Polymer Solutions:
Flame Retardants	$780,541	$688,801	$489,484
Stabilizers and Curatives	221,381	214,944	207,722

Total Polymer Solutions	$1,001,922	$903,745	$697,206

Catalysts:
Performance Catalyst Solutions	$265,381	$221,416	$181,406
Refinery Catalysts	851,482	668,591	626,657

Total Catalysts	$1,116,863	$890,007	$808,063

Fine Chemistry:
Performance Chemicals	$460,026	$361,044	$294,823
Fine Chemistry Services and Intermediates Business	290,194	207,968	205,302

Total Fine Chemistry	$750,220	$569,012	$500,125

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2011
Net sales	$696,530	$742,108	$722,977	$707,390
Gross profit	$233,016	$251,949	$258,012	$234,082
Net income attributable to Albemarle Corporation	$106,580	$114,159	$116,098	$99,443
Basic earnings per share	$1.16	$1.24	$1.29	$1.12
Shares used to compute basic earnings per share	91,633	91,713	89,935	88,805
Diluted earnings per share	$1.15	$1.23	$1.28	$1.11
Shares used to compute diluted earnings per share	92,517	92,795	90,958	89,819

2010
Net sales	$580,270	$592,483	$585,036	$604,975
Gross profit	$164,471	$188,167	$196,823	$196,461
Restructuring and other charges(a)	$6,958	$—	$—	$—
Net income attributable to Albemarle Corporation	$63,308	$81,751	$93,689	$84,972
Basic earnings per share	$0.69	$0.90	$1.03	$0.93
Shares used to compute basic earnings per share	91,386	91,308	91,312	91,567
Diluted earnings per share	$0.69	$0.89	$1.02	$0.92
Shares used to compute diluted earnings per share	92,193	92,111	92,082	92,350

(a)	First quarter of 2010 results include $7.0 million in pre-tax charges ($4.6 million after income taxes) that related principally to reductions in force at our Bergheim, Germany site.

Albemarle Corporation and Subsidiaries

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

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

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange, or NYSE, our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 31, 2011. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 51 to 95:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income, Changes in Equity and Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.1 —	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2 —	Amended and Restated Bylaws of the registrant effective as of November 2, 2011 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 7, 2011, and incorporated herein by reference].

4.1 —	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

4.2 —	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3 —	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

4.4 —	Second Supplemental Indenture, dated as of December 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

4.5 —	Form of Global Security for the 4.50% Senior Notes due 2020 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

10.1 —	Credit Agreement, dated as of March 23, 2007, among Albemarle Corporation, Albemarle Europe SPRL and Albemarle Netherlands BV, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 29, 2007, and incorporated herein by reference].

10.2 —	First Amendment to Credit Agreement, dated as of July 25, 2007, among Albemarle Corporation, Albemarle Europe SPRL, Albemarle Netherlands BV, Albemarle Global Finance Company SA, certain of the Company’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.2 to the Company’s Form 10-K (No. 1-12658) filed on February 25, 2011, and incorporated herein by reference].

10.3 —	Amended and Restated Credit Agreement, dated as of September 22, 2011, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 22, 2011, and incorporated herein by reference].

10.4 —	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.5 —	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002 [filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.6 —	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.7 —	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.8 —	Compensation Arrangement with Mark C. Rohr, dated February 26, 1999 [filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (No. 1-12658), and incorporated herein by reference].

10.9 —	Amendment to Compensation Arrangement with Mark C. Rohr, dated March 4, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2005, and incorporated herein by reference].

10.10 —	Restricted Stock Award Agreement for Mark C. Rohr [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2008, and incorporated herein by reference].

10.11 —	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.12 —	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A (No. 1-12658) filed on February 26, 2003 and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.13 —	First Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.14 —	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.15 —	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.16 —	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of May 13, 2009 [filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 1-12658), and incorporated herein by reference].

10.17 —	Form of Stock Option Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 4, 2011, and incorporated herein by reference].

10.18 —	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.19 —	Form of Restricted Stock Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 4, 2011, and incorporated herein by reference].

10.20 —	Form of Performance Stock Unit Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 4, 2011, and incorporated herein by reference].

10.21 —	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (No. 1-12658) filed on February 13, 2008, and incorporated herein by reference].

10.22 —	Notice of Restricted Stock Unit Award [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.23 —	Notice of Option Grant [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.24 —	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.25 —	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.26 —	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.27 —	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.28 —	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.29 —	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.30 —	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.31 —	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 12, 2011, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.32 —	Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.33 —	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.34 —	Albemarle Corporation 2008 Incentive Plan [filed as Annex A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.35 —	First Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 31, 2009, and incorporated herein by reference].

10.36 —	2008 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex B to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.37 —	Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658) filed on August 7, 2008, and incorporated herein by reference].

10.38 —	Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

10.39 —	Second Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

10.40 —	First Amendment to the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors [filed as Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

*12.1 —	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1 —	Subsidiaries of the Company.

*23.1 —	Consent of PricewaterhouseCoopers LLP.

*31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2 —	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1 —	Five-Year Summary.

*101 —

Interactive Data File (Annual Report on Form 10-K, for the fiscal year ended December 31, 2011, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Included with this filing.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ LUTHER C. KISSAM IV
(Luther C. Kissam IV)
President, Chief Executive Officer and Director

Dated: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2012.

Signature	Title

/S/ LUTHER C. KISSAM IV	President, Chief Executive Officer and Director (principal executive officer)
(Luther C. Kissam IV)

/S/ SCOTT A. TOZIER	Senior Vice President, Chief Financial Officer and Chief Risk Officer (principal financial officer)
(Scott A. Tozier)

/S/ WILLIAM B. ALLEN, JR.	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(William B. Allen, Jr.)

/S/ J. ALFRED BROADDUS, JR.	Director
(J. Alfred Broaddus, Jr.)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ R. WILLIAM IDE III	Director
(R. William Ide III)

/S/ RICHARD L. MORRILL	Director
(Richard L. Morrill)

/S/ JIM W. NOKES	Chairman of the Board
(Jim W. Nokes)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)