Form 10-Q
period 2012-03-31
ALBEMARLE CORP
filed 2012-04-19
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012

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

Number of shares of common stock, $.01 par value, outstanding as of April 13, 2012: 89,187,407

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$711,704	$696,530
Cost of goods sold	463,817	463,514

Gross profit	247,887	233,016
Selling, general and administrative expenses (Note 13)	80,692	73,039
Research and development expenses	19,049	17,615

Operating profit	148,146	142,362
Interest and financing expenses	(8,734)	(9,592)
Other (expenses) income, net	(118)	338

Income before income taxes and equity in net income of unconsolidated investments	139,294	133,108
Income tax expense	35,466	32,172

Income before equity in net income of unconsolidated investments	103,828	100,936
Equity in net income of unconsolidated investments (net of tax)	8,586	12,831

Net income	112,414	113,767
Net income attributable to noncontrolling interests	(4,371)	(7,187)

Net income attributable to Albemarle Corporation	$108,043	$106,580

Basic earnings per share	$1.21	$1.16

Diluted earnings per share	$1.20	$1.15

Weighted-average common shares outstanding – basic	88,997	91,633

Weighted-average common shares outstanding – diluted	89,947	92,517

Cash dividends declared per share of common stock	$0.20	$0.165

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income	$112,414	$113,767

Other comprehensive income, net of tax:
Foreign currency translation, net of tax of $92 – 2012; $2,631 – 2011	29,012	73,977
Pension and postretirement benefits, net of tax of $(3,456) – 2012; $(2,453) – 2011	6,039	4,245
Other, net of tax of $(20) – 2012; $(21) – 2011	35	34

Other comprehensive income	35,086	78,256

Comprehensive income	147,500	192,023
Comprehensive income attributable to non-controlling interests	(4,516)	(6,887)

Comprehensive income attributable to Albemarle Corporation	142,984	185,136

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$519,359	$469,416
Trade accounts receivable, less allowance for doubtful accounts (2012 – $2,715; 2011 – $2,709)	386,788	355,372
Other accounts receivable	39,063	36,199
Inventories	460,810	431,495
Other current assets	63,536	63,138

Total current assets	1,469,556	1,355,620

Property, plant and equipment, at cost	2,681,153	2,619,428
Less accumulated depreciation and amortization	1,513,931	1,489,948

Net property, plant and equipment	1,167,222	1,129,480
Investments	209,406	198,427
Other assets	110,329	116,871
Goodwill	278,915	273,145
Other intangibles, net of amortization	128,071	130,281

Total assets	$3,363,499	$3,203,824

Liabilities And Equity
Current liabilities:
Accounts payable	$224,267	$184,472
Accrued expenses	168,275	175,257
Current portion of long-term debt	14,462	14,416
Dividends payable	17,483	15,237
Income taxes payable	8,875	11,796

Total current liabilities	433,362	401,178

Long-term debt	742,199	749,257
Postretirement benefits	57,293	57,588
Pension benefits	126,895	127,964
Other noncurrent liabilities	114,821	111,107
Deferred income taxes	81,555	77,903
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 89,169 in 2012 and 88,841 in 2011	892	888
Additional paid-in capital	21,690	15,194
Accumulated other comprehensive loss	(187,981)	(222,922)
Retained earnings	1,888,336	1,798,117

Total Albemarle Corporation shareholders’ equity	1,722,937	1,591,277

Noncontrolling interests	84,437	87,550

Total equity	1,807,374	1,678,827

Total liabilities and equity	$3,363,499	$3,203,824

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2012	88,841,240	$888	$15,194	$(222,922)	$1,798,117	$1,591,277	$87,550	$1,678,827
Net income					108,043	108,043	4,371	112,414
Other comprehensive income				34,941		34,941	145	35,086
Cash dividends declared					(17,824)	(17,824)	(7,629)	(25,453)
Stock-based compensation and other			6,114			6,114		6,114
Exercise of stock options	149,101	2	2,567			2,569		2,569
Tax benefit related to stock plans			4,544			4,544		4,544
Issuance of common stock, net	280,117	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(101,957)	(1)	(6,726)			(6,727)		(6,727)

Balance at March 31, 2012	89,168,501	$892	$21,690	$(187,981)	$1,888,336	$1,722,937	$84,437	$1,807,374

Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Net income					106,580	106,580	7,187	113,767
Other comprehensive income				78,556		78,556	(300)	78,256
Cash dividends declared					(15,123)	(15,123)		(15,123)
Stock-based compensation and other			6,501			6,501		6,501
Exercise of stock options	17,500	—	205			205		205
Tax benefit related to stock plans			3,867			3,867		3,867
Issuance of common stock, net	65,667	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(9,646)	—	(551)			(551)		(551)

Balance at March 31, 2011	91,667,505	$917	$28,856	$(85,640)	$1,651,976	$1,596,109	$66,559	$1,662,668

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents at beginning of year	$469,416	$529,650

Cash flows from operating activities:
Net income	112,414	113,767
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	24,235	23,004
Stock-based compensation	6,926	6,789
Excess tax benefits realized from stock-based compensation arrangements	(4,544)	(3,867)
Equity in net income of unconsolidated investments (net of tax)	(8,586)	(12,831)
Dividends received from unconsolidated investments and nonmarketable securities	4,183	2,221
Pension and postretirement expense	10,024	6,463
Pension and postretirement contributions	(2,527)	(51,949)
Unrealized gain on investments in marketable securities	(1,262)	(1,483)
Deferred income taxes	7,238	21,209
Working capital changes	(32,728)	(52,116)
Other, net	8,171	(4,651)

Net cash provided by operating activities	123,544	46,556

Cash flows from investing activities:
Capital expenditures	(54,784)	(31,894)
Cash payments related to acquisitions and other	(134)	(633)
(Investments in) sales of marketable securities, net	(1,113)	1,872
Investments in equity and other corporate investments	—	(10,666)

Net cash used in investing activities	(56,031)	(41,321)

Cash flows from financing activities:
Repayments of long-term debt	(7,149)	(100,622)
Proceeds from borrowings	—	6,694
Dividends paid to shareholders	(15,578)	(12,856)
Proceeds from exercise of stock options	2,569	205
Excess tax benefits realized from stock-based compensation arrangements	4,544	3,867
Withholding taxes paid on stock-based compensation award distributions	(6,516)	(551)

Net cash used in financing activities	(22,130)	(103,263)

Net effect of foreign exchange on cash and cash equivalents	4,560	9,391

Increase (decrease) in cash and cash equivalents	49,943	(88,637)

Cash and cash equivalents at end of period	$519,359	$441,013

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month periods ended March 31, 2012 and 2011 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or the SEC, on February 22, 2012. The December 31, 2011 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:

Our consolidated statements of income include net foreign exchange transaction losses for the three-month periods ended March 31, 2012 and 2011 in the amount of $1.8 million and $0.5 million, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the first quarter of 2012 was 25.5% compared with 24.2% for the first quarter of 2011. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2012 and 2011 periods is mainly due to the impact of earnings from outside the U.S.

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month periods ended March 31, 2012 and 2011 are calculated as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$108,043	$106,580

Denominator:
Weighted-average common shares for basic earnings per share	88,997	91,633

Basic earnings per share	$1.21	$1.16

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$108,043	$106,580

Denominator:
Weighted-average common shares for basic earnings per share	88,997	91,633
Incremental shares under stock compensation plans	950	884

Total shares	89,947	92,517

Diluted earnings per share	$1.20	$1.15

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On February 15, 2012, the Company increased the regular quarterly dividend by 14% to $0.20 per share and declared a cash dividend of said amount for the first quarter of 2012, which was payable on April 1, 2012 to shareholders of record at the close of business as of March 15, 2012.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Finished goods	$332,085	$311,869
Raw materials	82,301	74,809
Stores, supplies and other	46,424	44,817

Total inventories	$460,810	$431,495

NOTE 6—Investments:

The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $6.6 million and $7.3 million at March 31, 2012 and December 31, 2011, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

In the first quarter of 2011, we made approximately $10.7 million in capital contributions to our 50% owned joint venture Saudi Organometallic Chemicals Company (SOCC).

NOTE 7—Long-Term Debt:

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Variable-rate domestic bank loans	$—	$—
5.10% Senior notes, net of unamortized discount of $95 at March 31, 2012 and $103 at December 31, 2011	324,905	324,897
4.50% Senior notes, net of unamortized discount of $2,735 at March 31, 2012 and $2,814 at December 31, 2011	347,265	347,186
Fixed rate foreign borrowings	24,805	24,778
Capital lease obligation	2,027	2,006
Variable-rate foreign bank loans	57,259	64,326
Miscellaneous	400	480

Total long-term debt	756,661	763,673
Less amounts due within one year	14,462	14,416

Long-term debt, less current portion	$742,199	$749,257

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2012, as follows (in thousands):

Beginning balance at December 31, 2011	$12,359
Expenditures	(306)
Changes in estimates recorded to earnings and other	50
Foreign currency translation	279

Ending balance at March 31, 2012	12,382
Less amounts reported in Accrued expenses	1,277

Amounts reported in Other noncurrent liabilities	$11,105

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

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site with a recorded value of $5.9 million.

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

In addition, we are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net sales:
Polymer Solutions	$228,131	$258,223
Catalysts	293,522	260,957
Fine Chemistry	190,051	177,350

Total net sales	$711,704	$696,530

Segment operating profit:
Polymer Solutions	$52,712	$69,831
Catalysts	75,415	62,131
Fine Chemistry	41,924	33,959

Total segment operating profit	170,051	165,921

Equity in net income of unconsolidated investments:
Polymer Solutions	1,845	2,489
Catalysts	6,741	10,461
Fine Chemistry	—	—
Corporate & Other	—	(119)

Total equity in net income of unconsolidated investments	8,586	12,831

Net income attributable to noncontrolling interests:
Polymer Solutions	(1,002)	(2,846)
Catalysts	—	—
Fine Chemistry	(3,372)	(4,425)
Corporate & Other	3	84

Total net income attributable to noncontrolling interests	(4,371)	(7,187)

Segment income:
Polymer Solutions	53,555	69,474
Catalysts	82,156	72,592
Fine Chemistry	38,552	29,534

Total segment income	174,263	171,600

Corporate & other	(21,902)	(23,594)
Interest and financing expenses	(8,734)	(9,592)
Other (expenses) income, net	(118)	338
Income tax expense	(35,466)	(32,172)

Net income attributable to Albemarle Corporation	$108,043	$106,580

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,173	$2,932
Interest cost	8,213	8,076
Expected return on assets	(11,630)	(12,119)
Amortization of prior service benefit	(261)	(245)
Amortization of net loss	9,104	6,493

Total net periodic pension benefit cost	$8,599	$5,137

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$50	$125
Interest cost	850	845
Expected return on assets	(125)	(111)
Amortization of prior service benefit	(25)	(99)
Amortization of net loss	675	566

Total net periodic postretirement benefit cost	$1,425	$1,326

Total net periodic pension and postretirement benefit cost	$10,024	$6,463

We have made contributions of $1.4 million and $50.8 million to our qualified and nonqualified pension plans during the three-month periods ended March 31, 2012 and 2011, respectively.

We paid $1.1 million in premiums to the U.S. postretirement benefit plan during each of the three-month periods ended March 31, 2012 and 2011.

NOTE 11—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets, with the exception of the 4.50% and 5.10% senior notes and the foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. The fair values of the 4.50% and 5.10% senior notes are estimated using Level 1 inputs and account for the majority of the difference between the recorded amount and fair value of our long-term debt.

	March 31, 2012		December 31, 2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$756,661	$818,102	$763,673	$819,854

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2012 and December 31, 2011, we had outstanding foreign currency forward contracts with notional values totaling $194.6 million and $148.7 million, respectively. At March 31, 2012, $0.2 million was included in Other accounts receivable and $0.2 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2011, $0.9 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; however, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three-month periods ended March 31, 2012 and 2011, we recognized gains of $1.3 million and $5.8 million, respectively, in Other (expenses) income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other (expenses) income, net. Also, for the three-month periods ended March 31, 2012 and 2011, we recorded $(1.3) million and $(5.8) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $0.4 million and $0.9 million, respectively, in Other, net in our condensed consolidated statements of cash flows.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	$00,000	$00,000	$00,000
	March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$19,147	$19,147	$—
Equity securities (b)	$31	$31	$—
Foreign currency forward contracts (c)	$226	$—	$226

Liabilities:
Obligations under executive deferred compensation plan (a)	$19,147	$19,147	$—
Foreign currency forward contracts (c)	$191	$—	$191

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	$00,000	$00,000	$00,000
	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$16,786	$16,786	$—
Equity securities (b)	$17	$17	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,786	$16,786	$—
Foreign currency forward contracts (c)	$869	$—	$869

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

NOTE 13—Restructuring and Other

We had the following activity in our recorded workforce reduction liabilities for the three months ended March 31, 2012 (in thousands):

Beginning balance at December 31, 2011	$4,780
Workforce reduction charges	—
Payments	(453)
Amount reversed to income	(19)
Foreign currency translation	100

Ending balance at March 31, 2012	4,408
Less amounts reported in Accrued expenses	2,415

Amounts reported in Other noncurrent liabilities	$1,993

Also, the quarter ended March 31, 2012 includes a gain of $8.1 million ($5.1 million after income taxes) resulting from proceeds received in connection with the settlement of certain commercial litigation (net of estimated reimbursement of related legal fees of approximately $0.9 million). The litigation involved claims and cross-claims relating to alleged breaches of a purchase and sale agreement. The settlement resolves all outstanding issues and claims between the parties and they agreed to dismiss all outstanding litigation between them and release all existing and potential claims against each other that were or could have been asserted in the litigation. The quarter ended March 31, 2012 also includes an $8 million ($5.1 million after income taxes) charitable contribution to the Albemarle Foundation, a non-profit organization which sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. These items are included in our consolidated Selling, general and administrative expenses for the three months ended March 31, 2012.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 14—Recently Issued Accounting Pronouncements:

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

In December 2010, the FASB amended its accounting guidance related to the disclosure of pro forma information for business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. The amendments also require public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. These amendments became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. These amendments became effective for us on January 1, 2012 and did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance which eliminates the current option to present other comprehensive income and its components in the statement of changes in equity. However, under the new guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company adopted these new financial statement presentation requirements effective January 1, 2012 with retrospective application to all prior periods presented.

In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2011. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 25.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers, industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our inability to pass through such increases;

•	acquisitions and divestitures, and changes in performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in jurisdictional mix of our earnings and changes in tax laws and rates;

•

changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations;

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

First Quarter 2012

During the first quarter of 2012:

•	We achieved quarterly earnings of $1.20 per share (on a diluted basis), up 4 percent over first quarter 2011 results.

•	Our net sales for the quarter were $711.7 million, up 2% from net sales of $696.5 million in the first quarter of 2011.

•

On January 18, 2012, we announced the formation of our Electronic Materials business unit. This new business unit, which is a subgroup of Albemarle’s newly renamed Performance Catalyst Solutions (PCS) division, provides electronic-grade metal organics to the rapidly expanding Light Emitting Diode (LED), compound semiconductor, and solar panel markets.

•

On January 25, 2012, we announced the successful completion of finished polyolefin catalysts production expansion activities at our Process Development Center in Baton Rouge, Louisiana in response to the growing demand for finished single site catalysts used in the polyolefin industry, including Albemarle’s ActivCat® technology.

•	Our quarterly dividend increased to $0.20 per share of common stock ($0.80 annually).

Outlook

During the first quarter of 2012, we have seen overall improvement in our net sales and operating results compared to first quarter 2011 based on the favorable impacts of our pricing programs as well as our continuing focus on operating cost discipline. We have seen year over year performance growth trends overall in our businesses for the quarter, although we continue to see the year over year effects of volume softness resulting from customer order patterns (mainly in Polymer Solutions) which began in the second half of 2011 and which we attribute to end-market response to continuing global economic challenges. However, although uncertainty persists regarding the strength and duration of a global economic recovery, the full year outlook for our Catalysts and Fine Chemistry businesses remains favorable based on positive industry trends and new business opportunities. Further, end-market patterns appear to suggest a continuation of the recent gradual demand build through the second half of 2012 in Polymer Solutions. We continue to closely monitor customer order patterns and other performance trends in our businesses overall and the markets which they serve in light of these current uncertainties, while working to manage potential headwinds such as increased raw material and energy costs, pension and other personnel costs. Overall, our businesses remain fundamentally healthy and strategically well-positioned, and we believe that if the end markets we serve begin to stabilize and accelerate over the course of 2012, we should continue to make progress towards our long-term growth objectives.

Polymer Solutions: We have seen year over year volume softness affect our net sales and profitability during first quarter 2012 despite partially offsetting impacts from favorable pricing. We believe these volume trends are attributable to end-market response to continuing global economic challenges, and we are closely monitoring customer order patterns in our business. We are encouraged by overall sequential improvement in our segment operating results from fourth quarter 2011 stemming from the gradual improvement in demand throughout the first quarter of 2012, and we believe that these recent trends may signal the early stages of recovering business conditions. We continue to believe our business fundamentals in this sector remain strong, and combined with our competitive position, product innovations, pricing initiatives to offset raw material inflation and overall operating discipline, we believe Polymer Solutions continues to be well positioned to manage through any slow growth trends in the markets served by this business.

On a long-term basis, we continue to believe improving global standards of living, coupled with the potential for increasingly stringent fire safety regulations and global climate initiatives, should drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facilities in China positioning us well for growth in the Asia region. Additionally, we have commenced an expansion of our flame retardant production capacity at our JBC joint venture in Safi, Jordan which is expected to come on-line in 2013.

GreenarmorTM, the first EarthwiseTM product from our Polymer Solutions segment, has reached the commercialization stage and we are currently negotiating potential supply contracts with key customers for this product. The EarthwiseTM portfolio, comprised of products that serve the polymers industry and which are significantly enhanced in both environmental responsibility and end market performance, is expected to grow to include products from other business units and segments of Albemarle.

Catalysts: Overall improved pricing and stable volumes have driven net sales and earnings growth in our Catalysts segment during the first quarter of 2012. We believe increased global demand for petroleum products, generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalysts business. We expect growth in our PCS division to come from growing global demand for plastics, particularly in Asia and the Middle East. During most of 2011, our fluidized catalytic cracking, or FCC, refinery catalysts business saw significant price increases in rare earth materials due to tightening Chinese export quotas. However, pricing for these materials began to decline during the current quarter. Our steps to maintain sufficient security of supply as well our continued focus on operating discipline in this business should help to counter potential operating headwinds from these developments over the course of the current year.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries contributed to the segment’s performance in 2011 and continued to provide momentum in the first quarter of 2012. We believe our focus on advanced product development in Catalysts is achieving commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market. Additionally, we expect to continue exploring new alternative fuel opportunities by partnering with leading renewable fuels technology developers who can benefit from Albemarle’s catalysis expertise.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in late 2012, positions us to lead in the fast-growing Middle East polyolefins market. Construction at our Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin and high brightness LED regional markets. Intermediate commercial operations at the site began in 2011, with the commercial facility expected to be fully operational in the current year to meet regional growth in metallocene polyolefins and trimethyl gallium (TMG) markets for high brightness LED. Additionally, we are working on project scope and design elements for a future Brazilian hydroprocessing catalysts investment with Petrobras.

Fine Chemistry: In our Fine Chemistry segment, we saw positive year over year net sales and income growth during the first quarter of 2012. This segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

In our performance chemicals sector, we saw net sales during the first quarter of 2012 slightly lower than first quarter of 2011, with improved pricing being offset by impacts from lower volumes. Our completion fluids business saw signs of slowing drilling activity in Asia in the first quarter of 2012, although drilling rates are expected to strengthen over the remainder of 2012 and ultimately align closely with 2011 rates. Additionally, we are encouraged by long-term drivers in the U.S. and China for our mercury control business. We are positioned to provide these markets with sensible, sustainable solutions to meet new regulatory demands, including emission prevention and control directives for coal-fueled power plants in the U.S. and China and waste reduction initiatives in the cement production industry in connection with the new Cement-MACT mercury emission standard.

We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand and global supply remains tight. We are positioned to expand capacity as needed at our low-cost production facilities. Further, we have commenced an expansion of our bromine production capacity at our JBC joint venture in Safi, Jordan which is expected to come on-line in the second half of 2012.

Our fine chemistry services product pipeline is strong and opportunities are expanding in the renewables, life sciences and electronic materials markets. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug. Further, our agreement with Novvi S.A., a joint venture between Amyris, Inc. and Cosan S.A. Indústria e Comércio, will be focused on the development, production, marketing and distribution of high-performance renewable base oils where we will provide customer scale up and production services for synthetic, renewable base oils for the lubricants market.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop the preferred outsourcing positions serving leading chemical, renewable and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2012 to be 25.5%, however our rate will vary based on the locales in which income is actually earned. Further, in 2012, we expect our noncash U.S. pension and postretirement expense could increase up to $20 million over 2011 expense amounts.

In the first quarter of 2012, we increased our quarterly dividend payout to $0.20 per share to shareholders of record at the close of business on March 15, 2012.

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

First Quarter 2012 Compared to First Quarter 2011

Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2012	2011	2012 vs. 2011
	(In thousands, except percentages and per share amounts)
NET SALES	$711,704	$696,530	2%
Cost of goods sold	463,817	463,514	— %

GROSS PROFIT	247,887	233,016	6%
GROSS PROFIT MARGIN	34.8%	33.5%
Selling, general and administrative expenses	80,692	73,039	10%
Research and development expenses	19,049	17,615	8%

OPERATING PROFIT	148,146	142,362	4%
OPERATING PROFIT MARGIN	20.8%	20.4%
Interest and financing expenses	(8,734)	(9,592)	(9)%
Other (expenses) income, net	(118)	338	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	139,294	133,108	5%
Income tax expense	35,466	32,172	10%
Effective tax rate	25.5%	24.2%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	103,828	100,936	3%
Equity in net income of unconsolidated investments (net of tax)	8,586	12,831	(33)%

NET INCOME	112,414	113,767	(1)%
Net income attributable to noncontrolling interests	(4,371)	(7,187)	(39)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$108,043	$106,580	1%

PERCENTAGE OF NET SALES	15.2%	15.3%

Basic earnings per share	$1.21	$1.16	4%

Diluted earnings per share	$1.20	$1.15	4%

*	Percentage calculation is not meaningful.

Net Sales

For the three-month period ended March 31, 2012, we recorded net sales of $711.7 million, an increase of 2% compared to net sales of $696.5 million for the three-month period ended March 31, 2011. This increase was due primarily to favorable pricing in all segments while partly offset by impacts of lower volumes overall (mainly from our Polymer Solutions segment) over first quarter 2011. Price was favorable 8% while volume had an unfavorable impact on our net sales of 6%.

Polymer Solutions net sales decreased $30.1 million, or 12%, for the three-month period ended March 31, 2012 compared to the same period in 2011, due mainly to the impact of lower volumes of 17% while partly offset by improved pricing of 5%. Catalysts net sales increased $32.6 million, or 12%, for the three-month period ended March 31, 2012, compared to the same period last year due mainly to improved pricing of 12% while maintaining overall stable volumes for the segment as a whole. Fine Chemistry net sales increased $12.7 million, or 7%, for the three-month period ended March 31, 2012, as compared to the same period last year, primarily due to improved pricing contributing 5% of the increase as well as favorable volume impacts of 2%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended March 31, 2012, our gross profit increased $14.9 million, or 6%, from the corresponding 2011 period due mainly to favorable pricing across our segments, partly offset by higher variable input costs (mainly raw materials), the impact of lower volumes and higher manufacturing spending. Overall, these factors contributed to our improved gross profit margin for the three-month period ended March 31, 2012 of 34.8%, up from 33.5% for the corresponding period in 2011.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2012, our selling, general and administrative, or SG&A, expenses increased $7.7 million, or 10%, from the three-month period ended March 31, 2011. This increase was primarily due to higher personnel-related costs as well as higher sales commissions. Also, SG&A for the quarter ended March 31, 2012 includes a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees). The quarter ended March 31, 2012 also includes an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization which sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.

As a percentage of net sales, SG&A expenses were 11.3% for the three-month period ended March 31, 2012, compared to 10.5% for the corresponding period in 2011.

Research and Development Expenses

For the three-month period ended March 31, 2012, our research and development, or R&D, expenses increased $1.4 million, or 8%, from the three-month period ended March 31, 2011. As a percentage of net sales, R&D expenses were 2.7% for the three-month period ended March 31, 2012, compared to 2.5% for the corresponding period in 2011.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2012 decreased $0.9 million to $8.7 million from the corresponding 2011 period, due mainly to increases in interest capitalized on higher average construction work in progress balances year over year.

Other (Expenses) Income, Net

Other (expenses) income, net for the three-month period ended March 31, 2012 was $(0.1) million versus $0.3 million for the corresponding 2011 period. This change was due primarily to unfavorable net foreign exchange losses, partly offset by favorable interest income and other miscellaneous items over the corresponding period in 2011.

Income Tax Expense

The effective income tax rate for the first quarter of 2012 was 25.5% compared with 24.2% for the first quarter of 2011. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended March 31, 2012 and 2011 is mainly due to the impact of earnings from outside the U.S. Based on our current level and location of income, we expect our effective tax rate to be 25.5% for the year 2012.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $8.6 million for the three-month period ended March 31, 2012 compared to $12.8 million in the same period last year. This decrease was due primarily to lower equity income amounts reporting from our Catalysts segment joint venture Nippon Ketjen Company Limited, or Nippon Ketjen, due mainly to lower volumes year over year for the joint venture.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended March 31, 2012, net income attributable to noncontrolling interests was $4.4 million compared to $7.2 million in the same period last year. This decrease of $2.8 million was due primarily to lower year over year profitability from our consolidated joint venture Jordan Bromine Company Limited, or JBC, based on lower demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $108.0 million in the three-month period ended March 31, 2012, from $106.6 million in the three-month period ended March 31, 2011, primarily due to favorable pricing, lower net income attributable to noncontrolling interests, and lower interest and financing expenses. These impacts were partly offset primarily by overall unfavorable sales volume impacts (driven in particular by the Polymer Solutions segment), higher variable input costs and manufacturing spending, higher SG&A and R&D costs, lower equity in net income of unconsolidated investments and higher income taxes.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s key decision maker, our Chief Executive Officer, in accordance with current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the refinery catalysts and PCS product areas. Our Fine Chemistry segment is comprised of the performance chemicals and fine chemistry services and intermediates product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

	Three Months Ended March 31,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$228,131	32.1%	$258,223	37.1%	(12)%
Catalysts	293,522	41.2%	260,957	37.5%	12%
Fine Chemistry	190,051	26.7%	177,350	25.4%	7%

Total net sales	$711,704	100.0%	$696,530	100.0%	2%

Segment operating profit:
Polymer Solutions	$52,712	23.1%	$69,831	27.0%	(25)%
Catalysts	75,415	25.7%	62,131	23.8%	21%
Fine Chemistry	41,924	22.1%	33,959	19.1%	23%

Total segment operating profit	170,051		165,921		2%

Equity in net income of unconsolidated investments:
Polymer Solutions	1,845		2,489		(26)%
Catalysts	6,741		10,461		(36)%
Fine Chemistry	—		—		— %
Corporate & other	—		(119)		(100)%

Total equity in net income of unconsolidated investments	8,586		12,831		(33)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(1,002)		(2,846)		(65)%
Catalysts	—		—		— %
Fine Chemistry	(3,372)		(4,425)		(24)%
Corporate & other	3		84		(96)%

Total net income attributable to noncontrolling interests	(4,371)		(7,187)		(39)%

Segment income:
Polymer Solutions	53,555	23.5%	69,474	26.9%	(23)%
Catalysts	82,156	28.0%	72,592	27.8%	13%
Fine Chemistry	38,552	20.3%	29,534	16.7%	31%

Total segment income	174,263		171,600		2%

Corporate & other	(21,902)		(23,594)		(7)%
Interest and financing expenses	(8,734)		(9,592)		(9)%
Other (expenses) income, net	(118)		338		*
Income tax expense	(35,466)		(32,172)		10%

Net income attributable to Albemarle Corporation	$108,043		$106,580		1%

*	Percentage calculation is not meaningful.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Total segment operating profit	$170,051	$165,921
Add (less):
Corporate & other(a)	(21,905)	(23,559)

GAAP Operating profit	$148,146	$142,362

Total segment income	$174,263	$171,600
Add (less):
Corporate & other	(21,902)	(23,594)
Interest and financing expenses	(8,734)	(9,592)
Other (expenses) income, net	(118)	338
Income tax expense	(35,466)	(32,172)

GAAP Net income attributable to Albemarle Corporation	$108,043	$106,580

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $3 and $(35) for the three-month periods ended March 31, 2012 and 2011, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended March 31, 2012 were $228.1 million, down $30.1 million, or 12%, compared to the same period in 2011, due mainly to the impact of lower volumes of 17%, mainly in our flame retardants businesses due to volume softness resulting from end market buying patterns we believe are in response to the continued uncertainties in the global economic environment. This volume decline was partly offset by improved pricing of 5%. Our stabilizers and curatives business also showed unfavorable volume impacts in the first quarter 2012 over first quarter 2011, partly offset by improved pricing. Segment income for Polymer Solutions was down 23%, or $15.9 million, to $53.6 million for the three-month period ended March 31, 2012 versus the same period in 2011, due mainly to the volume declines noted above as well as increases in manufacturing spending, partly offset by favorable pricing. Further, Polymer Solutions segment results for the first quarter 2012 were unfavorably impacted by higher SG&A/R&D spending for the segment of $2.1 million as well as lower equity in net income from our unconsolidated investment in Magnifin of $0.6 million versus first quarter 2011. These unfavorable results were offset in part by $1.8 million in lower net income attributable to noncontrolling interests in our JBC joint venture.

Catalysts

Catalysts segment net sales for the three-month period ended March 31, 2012 were $293.5 million, an increase of $32.6 million, or 12%, versus the three-month period ended March 31, 2011. This increase was due mainly to improved year over year pricing of 12%. Overall volume impacts were stable year over year, with favorable volume impacts mainly in FCC refinery catalysts based on strong demand being offset by lower volumes in alternative fuels. Also, Catalysts pricing was up in refinery catalysts as well as in PCS due mainly to the pass through of higher raw material costs and other pricing programs. Catalysts segment income increased 13%, or $9.6 million, to $82.2 million for the three-month period ended March 31, 2012 in comparison to the three-month period ended March 31, 2011. This increase was mainly in our refinery catalysts business due to the pricing gains noted above, partly offset mainly by higher variable input costs (mainly raw materials). Further, Catalysts segment income was unfavorably impacted by higher SG&A/R&D spending (including sales commissions) of $4.9 million compared to the corresponding period of 2011. Catalysts segment income for the first quarter of 2012 was also unfavorably impacted by year-over-year declines in equity in net income from unconsolidated investments of $3.7 million, resulting mainly from unfavorable year over year performance in its refinery catalysts joint venture Nippon Ketjen due to lower sales volumes as well as unfavorable results in its Stannica joint venture.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended March 31, 2012 were $190.1 million, an increase of $12.7 million, or 7%, versus the three-month period ended March 31, 2011. This increase was primarily attributable to improved pricing of 5% as well as higher volumes of 2% (mainly in our services and intermediates sector). Segment income for the three-month period ended March 31, 2012 was $38.6 million, up 31% from the corresponding period in 2011. These improved results were due mainly to improved pricing and volumes in the segment, particularly in our services and intermediates businesses, offset in part by higher variable input costs (mainly raw materials) and increases in manufacturing spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher SG&A/R&D spending of $2.5 million but partly offset by lower net income attributable to noncontrolling interests of $1.1 million associated with lower profit results from our JBC joint venture.

Corporate and other

For the three-month period ended March 31, 2012, our Corporate and other expense was $21.9 million versus $23.6 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs including performance-based incentive compensation, reflected mainly in SG&A expenses.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been capital investments, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans as appropriate, pay dividends as well as repurchase shares on an opportunistic basis. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

We are continually focused on improving working capital efficiency particularly in the areas of accounts receivable and inventory. We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and other investing activities, make pension contributions and make dividend payments for the foreseeable future.

Cash Flow

Our cash and cash equivalents increased by $50.0 million to $519.4 million at March 31, 2012, up from $469.4 million at December 31, 2011. For the three-month period ended March 31, 2012, our operations provided $123.5 million of cash flows as compared to $46.6 million for the three-month period ended March 31, 2011. This increase was primarily due to lower pension and postretirement contributions as well as impacts from favorable changes in working capital, partly offset mainly by lower benefits from deferred income taxes during the period. Combined with cash on hand, our cash from operations for the first three months of 2012 funded capital expenditures for plant, machinery and equipment of $54.8 million, repayments of long-term debt of $7.1 million, dividends to shareholders of $15.6 million and $6.5 million in withholding taxes paid on stock-based compensation amounts distributed during the period.

At March 31, 2012 and December 31, 2011, our cash and cash equivalents included $452.6 million and $420.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three month period ended March 31, 2011, we repatriated approximately $19.3 million in cash as part of these foreign cash repatriation activities. No such repatriations occurred during the three-month period ended March 31, 2012.

Net current assets increased to $1.04 billion at March 31, 2012 from $954.4 million at December 31, 2011. This increase was due primarily to increases in cash and cash equivalents, accounts receivable and inventories, partly offset by increases in accounts payable.

Capital expenditures for the three-month period ended March 31, 2012 of $54.8 million were associated with property, plant and equipment additions. We expect our capital expenditures to approach $300 million in 2012 for capacity increases, cost reduction and continuity of operations projects.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that in 2012 we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015 and $350.0 million of 4.50% senior notes due in 2020, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes will be effectively subordinated to any of our future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the Treasury Rate (as defined in the indentures governing the senior notes) plus 15 basis points for the senior notes maturing in 2015 and 25 basis points for the senior notes maturing in 2020, plus, in each case, accrued interest thereon to the date of redemption. However, the 2020 senior notes are redeemable in whole or in part, at our option, at any time on or after three months prior to the maturity date, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. Holders of the 2020 senior notes may require us to purchase such notes at 101% upon a Change of Control Triggering Event, as defined in the related indenture.

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2012, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $750.0 million five-year, revolving, unsecured credit facility, which we refer to as the September 2011 credit agreement. The September 2011 credit agreement matures on September 22, 2016, provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement and provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of March 31, 2012. There were no borrowings outstanding under the September 2011 credit agreement during the three-month period ended March 31, 2012.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the new credit facility, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in our new credit facility, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of March 31, 2012, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $742.2 million at March 31, 2012, compared to $749.3 million at December 31, 2011. This decrease was mainly attributable to repayments of long-term debt of $7.1 million during the first quarter of 2012. In addition, at March 31, 2012, we had the ability to borrow $750.0 million under our September 2011 credit agreement and $236.4 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $55.4 million at March 31, 2012. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2012 contributions and benefit payments relating to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $15 - $20 million. We may choose to make additional pension contributions in excess of this amount. We have made $1.4 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2012.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $30.7 million at March 31, 2012 and December 31, 2011. Related assets for corresponding offsetting benefits recorded in Other assets totaled $21.8 million at March 31, 2012 and December 31, 2011. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2012 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, renew their extensions of credit or provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and most recently, increased concern regarding fallout from the European sovereign debt concerns. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At March 31, 2012, we had the ability to borrow in excess of $986 million under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $519.4 million as of March 31, 2012, which represents an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 14.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk, or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

We had variable interest rate borrowings of $57.3 million outstanding at March 31, 2012, bearing a weighted average interest rate of 5.31% and representing approximately 8% of our total outstanding debt. A hypothetical 10% change (approximately 53 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of March 31, 2012. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $194.6 million and with a fair value representing a minimal net asset position at March 31, 2012. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2012, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $3.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of $5.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2012, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At March 31, 2012 and December 31, 2011, we had no natural gas hedge contracts outstanding.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: April 19, 2012	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier Senior Vice President, Chief Financial Officer and Chief Risk Officer (principal financial officer)