Form 10-Q
period 2012-06-30
ALBEMARLE CORP
filed 2012-07-19
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012

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

Number of shares of common stock, $.01 par value, outstanding as of July 13, 2012: 89,496,336

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$684,894	$742,108	$1,396,598	$1,438,638
Cost of goods sold	442,209	490,159	906,026	953,673

Gross profit	242,685	251,949	490,572	484,965
Selling, general and administrative expenses (Note 13)	74,624	82,907	155,316	155,946
Research and development expenses	20,911	19,947	39,960	37,562
Restructuring and other charges	94,703	—	94,703	—

Operating profit	52,447	149,095	200,593	291,457
Interest and financing expenses	(8,486)	(9,274)	(17,220)	(18,866)
Other expenses, net	(688)	(760)	(806)	(422)

Income before income taxes and equity in net income of unconsolidated investments	43,273	139,061	182,567	272,169
Income tax expense	14,747	30,154	50,213	62,326

Income before equity in net income of unconsolidated investments	28,526	108,907	132,354	209,843
Equity in net income of unconsolidated investments (net of tax)	12,712	14,787	21,298	27,618

Net income	41,238	123,694	153,652	237,461
Net income attributable to noncontrolling interests	(3,506)	(9,535)	(7,877)	(16,722)

Net income attributable to Albemarle Corporation	$37,732	$114,159	$145,775	$220,739

Basic earnings per share	$0.42	$1.24	$1.63	$2.41

Diluted earnings per share	$0.42	$1.23	$1.62	$2.38

Weighted-average common shares outstanding – basic	89,414	91,713	89,206	91,673

Weighted-average common shares outstanding – diluted	90,051	92,795	89,999	92,656

Cash dividends declared per share of common stock	$0.20	$0.165	$0.40	$0.33

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$41,238	$123,694	$153,652	$237,461

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(55,882)	22,559	(26,870)	96,536
Pension and postretirement benefits	12,203	378	18,242	4,623
Other	31	58	66	92

Total other comprehensive (loss) income, net of tax	(43,648)	22,995	(8,562)	101,251

Comprehensive (loss) income	(2,410)	146,689	145,090	338,712
Comprehensive income attributable to non-controlling interests	(3,516)	(9,532)	(8,032)	(16,419)

Comprehensive (loss) income attributable to Albemarle Corporation	$(5,926)	$137,157	$137,058	$322,293

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$461,751	$469,416
Trade accounts receivable, less allowance for doubtful accounts (2012 – $1,568; 2011 – $2,709)	379,260	355,372
Other accounts receivable	36,887	36,199
Inventories	499,680	431,495
Other current assets	74,097	63,138

Total current assets	1,451,675	1,355,620

Property, plant and equipment, at cost	2,725,084	2,619,428
Less accumulated depreciation and amortization	1,548,114	1,489,948

Net property, plant and equipment	1,176,970	1,129,480
Investments	196,095	198,427
Other assets	115,156	116,871
Goodwill	265,649	273,145
Other intangibles, net of amortization	97,162	130,281

Total assets	$3,302,707	$3,203,824

Liabilities And Equity
Current liabilities:
Accounts payable	$194,905	$184,472
Accrued expenses	184,657	175,257
Current portion of long-term debt	12,572	14,416
Dividends payable	17,554	15,237
Income taxes payable	3,615	11,796

Total current liabilities	413,303	401,178

Long-term debt	742,252	749,257
Postretirement benefits	53,184	57,588
Pension benefits	116,902	127,964
Other noncurrent liabilities	112,921	111,107
Deferred income taxes	70,501	77,903
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 89,484 in 2012 and 88,841 in 2011	895	888
Additional paid-in capital	28,257	15,194
Accumulated other comprehensive loss	(231,639)	(222,922)
Retained earnings	1,908,177	1,798,117

Total Albemarle Corporation shareholders’ equity	1,705,690	1,591,277

Noncontrolling interests	87,954	87,550

Total equity	1,793,644	1,678,827

Total liabilities and equity	$3,302,707	$3,203,824

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Albemarle Shareholders’	Non-controlling	Total
(In Thousands, Except Share Data)	Shares	Amounts	Capital	(Loss) Income	Earnings	Equity	Interests	Equity
Balance at January 1, 2012	88,841,240	$888	$15,194	$(222,922)	$1,798,117	$1,591,277	$87,550	$1,678,827
Net income					145,775	145,775	7,877	153,652
Other comprehensive (loss) income				(8,717)		(8,717)	155	(8,562)
Cash dividends declared					(35,715)	(35,715)	(7,628)	(43,343)
Stock-based compensation and other			10,004			10,004		10,004
Exercise of stock options	656,235	7	13,423			13,430		13,430
Shares repurchased	(215,000)	(2)	(13,693)			(13,695)		(13,695)
Tax benefit related to stock plans			12,329			12,329		12,329
Issuance of common stock, net	339,620	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(137,759)	(1)	(8,997)			(8,998)		(8,998)

Balance at June 30, 2012	89,484,336	$895	$28,257	$(231,639)	$1,908,177	$1,705,690	$87,954	$1,793,644

Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Net income					220,739	220,739	16,722	237,461
Other comprehensive income (loss)				101,554		101,554	(303)	101,251
Cash dividends declared					(30,260)	(30,260)		(30,260)
Stock-based compensation and other			12,917			12,917		12,917
Exercise of stock options	86,850	—	1,082			1,082		1,082
Tax benefit related to stock plans			5,694			5,694		5,694
Issuance of common stock, net	86,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(29,557)	—	(1,772)			(1,772)		(1,772)

Balance at June 30, 2011	91,737,990	$917	$36,755	$(62,642)	$1,750,998	$1,726,028	$76,091	$1,802,119

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash and cash equivalents at beginning of year	$469,416	$529,650

Cash flows from operating activities:
Net income	153,652	237,461
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	49,449	47,310
Restructuring and other charges	94,703	—
Stock-based compensation	10,730	13,892
Excess tax benefits realized from stock-based compensation arrangements	(12,329)	(5,694)
Equity in net income of unconsolidated investments (net of tax)	(21,298)	(27,618)
Dividends received from unconsolidated investments and nonmarketable securities	16,769	13,054
Pension and postretirement expense	19,070	13,671
Pension and postretirement contributions	(4,612)	(55,751)
Unrealized gain on investments in marketable securities	(470)	(1,910)
Deferred income taxes	(5,826)	18,388
Working capital changes, net of effects of restructuring and other charges	(122,146)	(98,796)
Other, net	7,217	(7,837)

Net cash provided by operating activities	184,909	146,170

Cash flows from investing activities:
Capital expenditures	(126,623)	(67,627)
Cash payments related to acquisitions and other	(2,384)	(5,908)
(Investments in) sales of marketable securities, net	(1,235)	1,807
Long-term advances to joint venture	(10,000)	—
Investments in equity and other corporate investments	—	(10,868)

Net cash used in investing activities	(140,242)	(82,596)

Cash flows from financing activities:
Repayments of long-term debt	(9,383)	(105,206)
Proceeds from borrowings	614	14,558
Dividends paid to shareholders	(33,399)	(27,960)
Dividends paid to noncontrolling interests	(7,628)	—
Repurchases of common stock	(13,695)	—
Proceeds from exercise of stock options	13,430	1,082
Excess tax benefits realized from stock-based compensation arrangements	12,329	5,694
Withholding taxes paid on stock-based compensation award distributions	(8,998)	(1,772)

Net cash used in financing activities	(46,730)	(113,604)

Net effect of foreign exchange on cash and cash equivalents	(5,602)	11,095

Decrease in cash and cash equivalents	(7,665)	(38,935)

Cash and cash equivalents at end of period	$461,751	$490,715

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the six-month periods ended June 30, 2012 and 2011. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or the SEC, on February 22, 2012. The December 31, 2011 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles, or GAAP, in the United States, or the U.S. The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction losses of $1.6 million and $3.4 million for the three-month and six-month periods ended June 30, 2012, respectively, and $1.5 million and $2.1 million for the three-month and six-month periods ended June 30, 2011, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the three-month and six-month periods ended June 30, 2012 was 34.1% and 27.5%, respectively, compared to 21.7% and 22.9% for the three-month and six-month periods ended June 30, 2011, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2012 and 2011 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the 2012 periods was also impacted by $94.7 million in pre-tax charges ($73.6 million after income taxes) associated with our exit of the phosphorous flame retardants business (see Note 13).

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2012 and 2011 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$37,732	$114,159	$145,775	$220,739

Denominator:
Weighted-average common shares for basic earnings per share	89,414	91,713	89,206	91,673

Basic earnings per share	$0.42	$1.24	$1.63	$2.41

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$37,732	$114,159	$145,775	$220,739

Denominator:
Weighted-average common shares for basic earnings per share	89,414	91,713	89,206	91,673
Incremental shares under stock compensation plans	637	1,082	793	983

Total shares	90,051	92,795	89,999	92,656

Diluted earnings per share	$0.42	$1.23	$1.62	$2.38

On February 15, 2012, the Company increased the regular quarterly dividend by 14% to $0.20 per share. On May 9, 2012, the Company declared a cash dividend of $0.20 per share, which was paid on July 1, 2012 to shareholders of record at the close of business as of June 15, 2012. On July 12, 2012, the Company declared a cash dividend of $0.20 per share, which is payable on October 1, 2012 to shareholders of record at the close of business as of September 14, 2012.

During the three and six months ended June 30, 2012, we repurchased 215,000 shares of our common stock for $13.7 million pursuant to the terms of our share repurchase program. As of June 30, 2012, there were 4,785,000 shares available for repurchase under our authorized share repurchase plan.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)

Finished goods	$369,466	$311,869
Raw materials	85,598	74,809
Stores, supplies and other	44,616	44,817

Total inventories	$499,680	$431,495

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 6—Investments:

During the second quarter of 2012, we and our joint venture partner each advanced $10.0 million to our 50%-owned joint venture, Saudi Organometallic Chemicals Company (SOCC), pursuant to a long-term loan arrangement whereby the joint venture partners are equally committed to provide funding up to a maximum of $22.5 million each. The proceeds under this arrangement are for the construction of SOCC’s aluminum alkyls manufacturing facility. Our loan bears quarterly interest at the London Inter-Bank Offered Rate (LIBOR) plus 1.275% per annum (1.74% as of June 30, 2012), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. The $10.0 million loan receivable outstanding at June 30, 2012 has been recorded in Other assets in our condensed consolidated balance sheet. The recorded value of this receivable approximates fair value as it bears interest based on prevailing variable market rates.

Additionally, during the six months ended June 30, 2011, we made approximately $10.9 million in capital contributions to SOCC. We have made no additional capital contributions to SOCC during the year 2012.

The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $6.5 million and $7.3 million at June 30, 2012 and December 31, 2011, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

NOTE 7—Long-Term Debt:

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)

Variable-rate domestic bank loans	$7	$—
5.10% Senior notes, net of unamortized discount of $86 at June 30, 2012 and $103 at December 31, 2011	324,914	324,897
4.50% Senior notes, net of unamortized discount of $2,657 at June 30, 2012 and $2,814 at December 31, 2011	347,343	347,186
Fixed rate foreign borrowings	22,180	24,778
Capital lease obligation	—	2,006
Variable-rate foreign bank loans	59,986	64,326
Miscellaneous	394	480

Total long-term debt	754,824	763,673
Less amounts due within one year	12,572	14,416

Long-term debt, less current portion	$742,252	$749,257

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2012, as follows (in thousands):

Beginning balance at December 31, 2011	$12,359
Expenditures	(755)
Changes in estimates recorded to earnings and other	127
Exit of phosphorous flame retardants business	8,700
Foreign currency translation	(343)

Ending balance at June 30, 2012	20,088
Less amounts reported in Accrued expenses	1,622

Amounts reported in Other noncurrent liabilities	$18,466

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately $7.9 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $15 million before income taxes.

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site with a recorded value of $5.6 million.

During the second quarter of 2012, the Company recorded $8.7 million in estimated site remediation liabilities at our Avonmouth, United Kingdom site as part of the charges associated with our exit of the phosphorus flame retardant business. Included in these estimated charges are anticipated costs of site investigation, remediation and cleanup activities. We are in the process of reviewing our investigation and remediation plans with local government authorities. Based on current information about site conditions, we anticipate this investigation and remediation program to be substantially complete by the end of 2013.

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

On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations involve (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the United States District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net sales:
Polymer Solutions	$247,016	$290,450	$475,147	$548,673
Catalysts	229,144	266,851	522,666	527,808
Fine Chemistry	208,734	184,807	398,785	362,157

Total net sales	$684,894	$742,108	$1,396,598	$1,438,638

Segment operating profit:
Polymer Solutions	$61,811	$78,850	$114,523	$148,681
Catalysts	56,304	53,438	131,719	115,569
Fine Chemistry	47,583	42,635	89,507	76,594

Total segment operating profit	165,698	174,923	335,749	340,844

Equity in net income of unconsolidated investments:
Polymer Solutions	1,913	2,650	3,758	5,139
Catalysts	10,799	12,165	17,540	22,626
Fine Chemistry	—	—	—	—
Corporate & Other	—	(28)	—	(147)

Total equity in net income of unconsolidated investments	12,712	14,787	21,298	27,618

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	349	(4,333)	(653)	(7,179)
Catalysts	—	—	—	—
Fine Chemistry	(3,832)	(5,225)	(7,204)	(9,650)
Corporate & Other	(23)	23	(20)	107

Total net income attributable to noncontrolling interests	(3,506)	(9,535)	(7,877)	(16,722)

Segment income:
Polymer Solutions	64,073	77,167	117,628	146,641
Catalysts	67,103	65,603	149,259	138,195
Fine Chemistry	43,751	37,410	82,303	66,944

Total segment income	174,927	180,180	349,190	351,780

Corporate & other	(18,571)	(25,833)	(40,473)	(49,427)
Restructuring and other charges(a)	(94,703)	—	(94,703)	—
Interest and financing expenses	(8,486)	(9,274)	(17,220)	(18,866)
Other expenses, net	(688)	(760)	(806)	(422)
Income tax expense	(14,747)	(30,154)	(50,213)	(62,326)

Net income attributable to Albemarle Corporation	$37,732	$114,159	$145,775	$220,739

(a)	The three-month and six-month periods ended June 30, 2012 include charges amounting to $94,703 ($73,590 after income taxes) in connection with our exit of the phosphorous flame retardants business.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,044	$3,503	$6,217	$6,435
Interest cost	7,982	8,385	16,195	16,461
Expected return on assets	(11,649)	(12,167)	(23,279)	(24,286)
Amortization of prior service benefit	(225)	(231)	(486)	(476)
Amortization of net loss	8,996	6,614	18,100	13,107

Total net periodic pension benefit cost	$8,148	$6,104	$16,747	$11,241

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$87	$7	$137	$132
Interest cost	736	852	1,586	1,697
Expected return on assets	(119)	(144)	(244)	(255)
Amortization of prior service benefit	(23)	(250)	(48)	(349)
Amortization of net loss	217	639	892	1,205

Total net periodic postretirement benefit cost	$898	$1,104	$2,323	$2,430

Total net periodic pension and postretirement benefit cost	$9,046	$7,208	$19,070	$13,671

We have made contributions of $1.3 million and $2.7 million to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2012, respectively. Also, we made $2.8 million and $53.6 million in contributions to our qualified and nonqualified pension plans during the three-month and six-month periods ended June 30, 2011, respectively.

We paid $0.8 million and $1.9 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2012, respectively. Also, we paid $0.9 million and $2.1 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2011, respectively.

NOTE 11—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

Long-Term Debt—The carrying value of long-term debt reported in the accompanying condensed consolidated balance sheets, with the exception of the 4.50% and 5.10% senior notes and the foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. The fair values of the 4.50% and 5.10% senior notes are estimated using Level 1 inputs and account for the majority of the difference between the recorded amount and fair value of our long-term debt.

	June 30, 2012		December 31, 2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$754,824	$813,920	$763,673	$819,854

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2012 and December 31, 2011, we had outstanding foreign currency forward contracts with notional values totaling $175.8 million and $148.7 million, respectively. At June 30, 2012, $0.1 million was included in Other accounts receivable and $0.6 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2011, $0.9 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in Other expenses, net; further, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three-month and six-month periods ended June 30, 2012, we recognized losses of $5.4 million and $4.1 million, respectively, in Other expenses, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and six-month periods ended June 30, 2011, we recognized a loss of $0.1 million and a gain of $5.7 million, respectively, in Other expenses, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other expenses, net. Also, for the six-month periods ended June 30, 2012 and 2011, we recorded $4.1 million and $(5.7) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(4.5) million and $0.7 million, respectively, in Other, net in our condensed consolidated statements of cash flows.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$18,481	$18,481	$—
Equity securities(b)	$27	$27	$—
Foreign currency forward contracts(c)	$122	$—	$122

Liabilities:
Obligations under executive deferred compensation plan(a)	$18,481	$18,481	$—
Foreign currency forward contracts(c)	$557	$—	$557

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$16,786	$16,786	$—
Equity securities(b)	$17	$17	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$16,786	$16,786	$—
Foreign currency forward contracts(c)	$869	$—	$869

(a)	We maintain an Executive Deferred Compensation Plan, or the Plan, that was adopted in 2001 and subsequently amended. The purpose of the Plan is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The Plan is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was created to provide a source of funds to assist in meeting the obligations of the Plan, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)	Our investments in equity securities are classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other within Other comprehensive income in our statements of comprehensive income. These securities are classified within Level 1.
(c)	As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 13—Restructuring and Other

The three-month and six-month periods ended June 30, 2012 include charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorous flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. Cash payments in connection with this business exit are anticipated to be made through the expected restructuring plan completion date during the year 2014.

We had the following activity in our recorded workforce reduction liabilities for the six months ended June 30, 2012 (in thousands):

Beginning balance at December 31, 2011	$4,780
Workforce reduction charges(a)	13,141
Payments	(2,010)
Amount reversed to income	(19)
Foreign currency translation	(95)

Ending balance at June 30, 2012	15,797
Less amounts reported in Accrued expenses	13,931

Amounts reported in Other noncurrent liabilities	$1,866

(a)	The six months ended June 30, 2012 includes a charge of $13.1 million relating to reduction in force liabilities associated with our exit of the phosphorous flame retardants business noted above. The majority of the payments for this liability are expected to occur in 2012.

Also, the six months ended June 30, 2012 includes a gain of $8.1 million ($5.1 million after income taxes) resulting from proceeds received in connection with the settlement of certain commercial litigation (net of estimated reimbursement of related legal fees of approximately $0.9 million). The litigation involved claims and cross-claims relating to alleged breaches of a purchase and sale agreement. The settlement resolves all outstanding issues and claims between the parties and they agreed to dismiss all outstanding litigation and release all existing and potential claims against each other that were or could have been asserted in the litigation. The six months ended June 30, 2012 also includes an $8 million ($5.1 million after income taxes) charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. These items are included in our consolidated Selling, general and administrative expenses for the six months ended June 30, 2012.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

NOTE 14—Other Comprehensive (Loss) Income:

The amount of income tax (expense) benefit allocated to each component of Other comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011 is provided in the following:

	Three Months Ended June 30,
	2012			2011
	(In thousands)
	Foreign Currency Translation(a)	Pension and Post- retirement Benefits	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive (loss) income, before tax	$(57,622)	19,248	$51	$23,562	$544	$93
Income tax (expense) benefit	1,740	(7,045)	(20)	(1,003)	(166)	(35)

Other comprehensive (loss) income, net of tax	$(55,882)	12,203	$31	$22,559	$378	$58

	Six Months Ended June 30,
	2012			2011
	(In thousands)
	Foreign Currency Translation(a)	Pension and Post- retirement Benefits	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive (loss) income, before tax	$(28,702)	$28,743	$106	$94,908	$7,242	$148
Income tax (expense) benefit	1,832	(10,501)	(40)	1,628	(2,619)	(56)

Other comprehensive (loss) income, net of tax	$(26,870)	$18,242	$66	$96,536	$4,623	$92

(a)	The three-month and six-month periods ended June 30, 2012 include a non-cash write-off of foreign currency translation adjustments of $12.3 million from Accumulated other comprehensive loss in connection with our exit of the phosphorous flame retardants business (see Note 13) in accordance with current accounting guidance.

NOTE 15—Recently Issued Accounting Pronouncements:

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In May 2011, the FASB issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires: (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. These amendments became effective for us on January 1, 2012 and did not have a material impact on our consolidated financial statements.

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

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about financial instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. We are assessing the impact of these new requirements on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2011. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 33.

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

Overview

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food-safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

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

Second Quarter 2012

During the second quarter of 2012:

•	We achieved quarterly earnings of $1.24 per share (on a diluted basis) before special items, up 1 percent over second quarter 2011 results.

•	Our net sales for the quarter were $684.9 million, down 8% from net sales of $742.1 million in the second quarter of 2011.

•

On April 12, 2012, we announced the expansion of our EarthwiseTM platform of sustainable products by introducing a new polymeric flame retardant for use in extruded and expanded polystyrene applications. The polymeric fire safety solution will be marketed under the trade name GreenCrestTM and will be manufactured at the Company’s Orangeburg, SC plant. This new technology, licensed from a subsidiary of the Dow Chemical Company, is expected to be commercialized in 2014.

•

On May 17, 2012, we announced our plan to exit the phosphorous flame retardants business (part of our Polymer Solutions business segment) which will result in the cessation of operations at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. We recorded a charge of $94.7 million ($73.6 million after income taxes) in the second quarter of 2012 in connection with the exit of this business.

•	On June 26, 2012, we announced the expansion of the active pharmaceutical manufacturing facility at our South Haven, MI plant.

•	Our board of directors declared a quarterly dividend of $0.20 per share on May 9, 2012, which was paid on July 1, 2012 to shareholders of record at the close of business as of June 15, 2012.

Outlook

Uncertainty persists regarding the condition of the global economy. We continue to monitor the economic indicators that generally forecast demand in the end markets that we serve. Some of these key indicators trended lower over the second quarter, particularly in the electronics sector, potentially signaling a slowing over the second half of 2012 which could adversely impact our top line performance as well as our profitability as we may run our production assets at rates lower than recent levels. Despite these uncertain times, our businesses remain fundamentally healthy and strategically well-positioned, and we remain focused on managing costs, increasing sales volumes, and delivering value to our customers. We believe that when the end markets we serve begin to stabilize, our businesses will be ready to respond quickly to the improved market conditions and new business opportunities.

Polymer Solutions: We have seen year-over-year volume softness unfavorably impact our net sales and profitability during the first half of 2012 versus the corresponding period of 2011, which we believe is attributable to end-market response to continuing global economic challenges. We are closely monitoring customer order patterns and other key indicators in our business during this period of uncertainty, with economic indicators, such as for the electronics sector, showing trends that indicate potential slowing over the second half of 2012. These trends could have adverse impacts on our net sales and profitability for the remainder of 2012, including impacts from running our production assets at rates lower than recent levels. Despite these year-over-year comparisons, we have seen sequential improvement in our segment operating results for the past two quarters stemming from the gradual improvement in demand through first half of 2012. Further, we believe our business has been strengthened by our exit from the phosphorus flame retardants business, announced in this quarter, which should yield improvements in our future profitability.

Despite these current trends and concerns, we believe that the combination of solid business fundamentals with our competitive position, product innovations, and management of raw material inventory inflation will enable this segment to manage through these periods of market uncertainty and to capitalize on opportunities that will come with a sustained economic recovery.

In the second quarter of 2012, we announced the second product in our Earthwise family, GreenCrest. This new product, based on technology we license from a subsidiary of the Dow Chemical Company, is a polymeric flame retardant that is expected to become the leading product for extruded and expanded polystyrene insulating foams over the next several years.

On a long-term basis, we continue to believe improving global standards of living, coupled with the potential for increasingly stringent fire safety regulations and global climate initiatives, should drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facilities in China positioning us well for growth in the Asia region. We have elected to delay the expansion of our flame retardant production capacity at our JBC joint venture in Safi, Jordan based on current bromine balances and end market demand.

Catalysts: Impacts from sales mix shifts from HPC to FCC in Refinery Catalysts, as well as unfavorable foreign currency effects, resulted in overall lower year-over-year net sales for our Catalysts segment during the first half of 2012. We continue to closely monitor the primary end markets for our products for performance indicators that could signal potential unfavorable impacts on our net sales and utilization of our manufacturing assets in the second half of the year. Further, we have seen significant declines in rare earth raw material pricing during the first half of 2012 relative to price levels in the second half of 2011. As a result of this decline, we expect our FCC refinery catalysts business will face significant headwinds toward achieving the net sales levels seen in 2011. We are maintaining our focus on cost management and operating discipline in this business to help counter these operating headwinds, and we will continue to monitor this situation closely over the remainder of 2012.

On a longer term basis, we believe increased global demand for petroleum products, the generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalysts business. We expect growth in our Performance Catalyst Solutions (PCS) division to come from growing global demand for plastics, particularly in Asia and the Middle East, as well as from the LED and semiconductor markets.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries contributed to the segment’s performance in 2011 and continued to provide benefits through the first half of 2012. We believe our focus on advanced product development in Catalysts positions us well for commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in late 2012, positions us to lead in the fast-growing Middle East polyolefins market. Construction at our Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin markets. Intermediate commercial operations at the site began in 2011, with the commercial facility expected to be operational by year end to meet regional growth in metallocene polyolefins markets. Additionally, we are finalizing the design package for a future Brazilian hydroprocessing catalysts investment with Petrobras.

Fine Chemistry: In our Fine Chemistry segment, we have seen positive year-over-year net sales and income growth overall during the first half of 2012. This segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

In our performance chemicals sector, our completion fluids business showed signs of slowing drilling activity in Asia in the first quarter of 2012; although drilling rates appear to have improved over the second quarter, we continue to monitor these indicators very closely as we look forward into the second half of the year. Additionally, we remain encouraged by long-term drivers in the U.S. and China for our mercury control business and we are positioned to provide this market and other high growth bromine and derivatives markets with sensible and sustainable solutions.

On a longer term basis, we are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand. We have commenced an expansion of our bromine and derivatives production capacity (excluding flame retardants) at our JBC joint venture in Safi, Jordan which is expected to come on-line in the second half of 2012.

Our fine chemistry services businesses have delivered strong net sales and profitability for the first half of 2012, and opportunities are expanding in the renewables, life sciences and electronic materials markets. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, renewable and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2012 to be 25.7% excluding special items; however, our rate will vary based on the locales in which income is actually earned. Further, in 2012, we expect our noncash U.S. pension and postretirement expense could increase up to $20 million over 2011 expense amounts, including approximately $6.5 million in estimated settlement charges expected in the second half of 2012 associated with our supplemental executive retirement plan in connection with the retirement of our former CEO and executive chairman in February 2012.

In the first quarter of 2012, we increased our quarterly dividend payout to $0.20 per share. During the second quarter of 2012, we repurchased 215,000 shares of our common stock for approximately $14 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis.

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

Second Quarter 2012 Compared to Second Quarter 2011

Selected Financial Data (Unaudited)

	Three Months Ended		Percentage
	June 30,		Change
	2012	2011	2012 vs. 2011
	(In thousands, except percentages and per share amounts)
NET SALES	$684,894	$742,108	(8)%
Cost of goods sold	442,209	490,159	(10)%

GROSS PROFIT	242,685	251,949	(4)%
GROSS PROFIT MARGIN	35.4%	34.0%
Selling, general and administrative expenses	74,624	82,907	(10)%
Research and development expenses	20,911	19,947	5%
Restructuring and other charges	94,703	—	*

OPERATING PROFIT	52,447	149,095	(65)%
OPERATING PROFIT MARGIN	7.7%	20.1%
Interest and financing expenses	(8,486)	(9,274)	(8)%
Other expenses, net	(688)	(760)	(9)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	43,273	139,061	(69)%
Income tax expense	14,747	30,154	(51)%
Effective tax rate	34.1%	21.7%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	28,526	108,907	(74)%
Equity in net income of unconsolidated investments (net of tax)	12,712	14,787	(14)%

NET INCOME	41,238	123,694	(67)%
Net income attributable to noncontrolling interests	(3,506)	(9,535)	(63)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$37,732	$114,159	(67)%

PERCENTAGE OF NET SALES	5.5%	15.4%

Basic earnings per share	$0.42	$1.24	(66)%

Diluted earnings per share	$0.42	$1.23	(66)%

*	Percentage calculation is not meaningful.

Net Sales

For the three-month period ended June 30, 2012, we recorded net sales of $684.9 million, a decrease of 8% compared to net sales of $742.1 million for the three-month period ended June 30, 2011. This decrease was due primarily to impacts of lower volumes, unfavorable sales mix and unfavorable impacts of foreign exchange (mainly the weaker Euro) as compared to second quarter 2011, offset in part by favorable pricing. Overall volume and sales mix impacts were unfavorable 7% while foreign currency was unfavorable 2%, partly offset by favorable pricing of 1%.

Polymer Solutions net sales decreased $43.4 million, or 15%, for the three-month period ended June 30, 2012 compared to the same period in 2011, due mainly to the impact of lower volumes of 14% and unfavorable currency impacts of 2%, partly offset by improved pricing of 1%. Catalysts net sales decreased $37.7 million, or 14%, for the three-month period ended June 30, 2012, compared to the same period last year, due mainly to unfavorable sales mix impacts with partly offsetting higher overall volumes combining for a 12% unfavorable impact as well as unfavorable currency impacts of 2%. Fine Chemistry net sales increased $23.9 million, or 13%, for the three-month period ended June 30, 2012 as compared to the same period last year, primarily due to favorable volume impacts. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the three-month period ended June 30, 2012, our gross profit decreased $9.3 million, or 4%, from the corresponding 2011 period due mainly to lower volumes, higher manufacturing spending and unfavorable foreign currency impacts, partly offset by lower variable input costs (including raw materials and utilities) and favorable pricing. Our gross profit margin for the three-month period ended June 30, 2012 was 35.4%, up from 34.0% for the corresponding period in 2011.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2012, our selling, general and administrative (SG&A) expenses decreased $8.3 million, or 10%, from the three-month period ended June 30, 2011. This decrease was primarily due to lower personnel-related costs, lower sales commissions and favorable impacts of foreign currency. As a percentage of net sales, SG&A expenses were 10.9% for the three-month period ended June 30, 2012, compared to 11.2% for the corresponding period in 2011.

Research and Development Expenses

For the three-month period ended June 30, 2012, our research and development (R&D) expenses increased $1.0 million, or 5%, from the three-month period ended June 30, 2011 due mainly to higher spending offset by favorable impacts of foreign currency. As a percentage of net sales, R&D expenses were 3.1% for the three-month period ended June 30, 2012, compared to 2.7% for the corresponding period in 2011.

Restructuring and Other Charges

The three-month period ended June 30, 2012 includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our plan to exit the phosphorous flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. We expect to realize favorable profit impacts from this program beginning in the second half of 2012, and we expect to fund the majority of the obligations associated with this special charge (which is estimated to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2012 decreased $0.8 million to $8.5 million from the corresponding 2011 period, due mainly to increases in interest capitalized on higher average construction work in progress balances year-over-year.

Other Expenses, Net

Other expenses, net, for the three-month period ended June 30, 2012 were $0.7 million, roughly flat with the corresponding 2011 period.

Income Tax Expense

The effective income tax rate for the second quarter of 2012 was 34.1% compared to 21.7% for the second quarter of 2011. Our effective income tax rate for the 2012 period was impacted by $94.7 million in pre-tax charges ($73.6 million after taxes) associated with our exit of the phosphorous flame retardants business; excluding this special item, our effective income tax rate for the second quarter of 2012 was 26.0%. The remaining differences between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended June 30, 2012 and 2011 are mainly due to the impact of earnings from outside the U.S.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $12.7 million for the three-month period ended June 30, 2012 compared to $14.8 million in the same period last year. This decrease was due primarily to lower equity income amounts reporting from our Catalysts segment joint venture FCC SA as well as our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended June 30, 2012, net income attributable to noncontrolling interests was $3.5 million compared to $9.5 million in the same period last year. This decrease of $6.0 million was due primarily to lower year-over-year profitability from our consolidated joint venture Jordan Bromine Company Limited (JBC) based on lower demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $37.7 million in the three-month period ended June 30, 2012, from $114.2 million in the three-month period ended June 30, 2011, primarily due to restructuring and other charges in the current year, unfavorable sales volume impacts, higher manufacturing spending, net unfavorable foreign currency impacts and lower equity in net income of unconsolidated investments. These impacts were partly offset mainly by favorable pricing, lower SG&A expenses, lower income tax expense and lower net income attributable to noncontrolling interests.

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

	Three Months Ended June 30,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$247,016	36.1%	$290,450	39.1%	(15)%
Catalysts	229,144	33.4%	266,851	36.0%	(14)%
Fine Chemistry	208,734	30.5%	184,807	24.9%	13%

Total net sales	$684,894	100.0%	$742,108	100.0%	(8)%

Segment operating profit:
Polymer Solutions	$61,811	25.0%	$78,850	27.1%	(22)%
Catalysts	56,304	24.6%	53,438	20.0%	5%
Fine Chemistry	47,583	22.8%	42,635	23.1%	12%

Total segment operating profit	165,698		174,923		(5)%

Equity in net income of unconsolidated investments:
Polymer Solutions	1,913		2,650		(28)%
Catalysts	10,799		12,165		(11)%
Fine Chemistry	—		—		—%
Corporate & other	—		(28)		(100)%

Total equity in net income of unconsolidated investments	12,712		14,787		(14)%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	349		(4,333)		(108)%
Catalysts	—		—		—%
Fine Chemistry	(3,832)		(5,225)		(27)%
Corporate & other	(23)		23		*

Total net income attributable to noncontrolling interests	(3,506)		(9,535)		(63)%

Segment income:
Polymer Solutions	64,073	25.9%	77,167	26.6%	(17)%
Catalysts	67,103	29.3%	65,603	24.6%	2%
Fine Chemistry	43,751	21.0%	37,410	20.2%	17%

Total segment income	174,927		180,180		(3)%

Corporate & other	(18,571)		(25,833)		(28)%
Restructuring and other charges	(94,703)		—		*
Interest and financing expenses	(8,486)		(9,274)		(8)%
Other expenses, net	(688)		(760)		(9)%
Income tax expense	(14,747)		(30,154)		(51)%

Net income attributable to Albemarle Corporation	$37,732		$114,159		(67)%

*	Percentage calculation is not meaningful.

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

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Total segment operating profit	$165,698	$174,923
Add (less):
Corporate & other(a)	(18,548)	(25,828)
Restructuring and other charges	(94,703)	—

GAAP Operating profit	$52,447	$149,095

Total segment income	$174,927	$180,180
Add (less):
Corporate & other	(18,571)	(25,833)
Restructuring and other charges	(94,703)	—
Interest and financing expenses	(8,486)	(9,274)
Other expenses, net	(688)	(760)
Income tax expense	(14.747)	(30,154)

GAAP Net income attributable to Albemarle Corporation	$37,732	$114,159

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(23) and $(5) for the three-month periods ended June 30, 2012 and 2011, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended June 30, 2012 were $247.0 million, down $43.4 million, or 15%, compared to the same period in 2011, due primarily to the impact of lower volumes of 14%, mainly in our flame retardants businesses due to volume softness resulting from end market buying patterns we believe are in response to the continued uncertainties in the global economic environment. Our stabilizers and curatives business net sales for the second quarter 2012 were roughly flat with the corresponding period of 2011. Also, foreign currency impacts were unfavorable on segment net sales by 2% but were offset by favorable pricing impacts of 1%. Segment income for Polymer Solutions was down 17%, or $13.1 million, to $64.1 million for the three-month period ended June 30, 2012 versus the same period in 2011, due mainly to the volume declines noted above as well as unfavorable foreign currency impacts, partly offset by favorable pricing impacts and lower input costs (mainly raw materials). Further, Polymer Solutions segment results for the second quarter 2012 were unfavorably impacted by higher SG&A/R&D spending (including net favorable foreign currency impacts) for the segment of $1.0 million as well as lower equity in net income from our unconsolidated investment in Magnifin of $0.7 million versus second quarter 2011. These unfavorable results were offset in part by $4.7 million in lower net income attributable to noncontrolling interests in our JBC joint venture.

Catalysts

Catalysts segment net sales for the three-month period ended June 30, 2012 were $229.1 million, a decrease of $37.7 million, or 14%, versus the three-month period ended June 30, 2011. This decrease was due mainly to unfavorable sales mix impacts of a mix shift from HPC to FCC more than offsetting higher overall volumes, resulting in an unfavorable impact of 12% on our net sales year-over-year. Also, foreign currency impacts on net sales were 2% unfavorable (mainly the weaker Euro). Further, overall pricing for the segment was flat year-over-year. Catalysts segment income increased 2%, or $1.5 million, to $67.1 million for the three-month period ended June 30, 2012 in comparison to the three-month period ended June 30, 2011, due mainly to favorable input costs (mainly raw materials in Refinery Catalysts) and lower SG&A/R&D spending (including lower sales commissions and favorable foreign currency impacts), offset in part by increases in manufacturing spending. Further, Catalysts segment income was unfavorably impacted by year-over-year declines in equity in net income from unconsolidated investments of $1.4 million, resulting mainly from unfavorable year-over-year performance in its refinery catalysts joint venture FCC SA.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended June 30, 2012 were $208.7 million, an increase of $23.9 million, or 13%, versus the three-month period ended June 30, 2011. This increase was primarily attributable to higher volumes of 13% (mainly in our services and intermediates business) as well as favorable pricing, offset by unfavorable foreign currency impacts. Segment income for the three-month period ended June 30, 2012 was $43.8 million, up 17% from the corresponding period in 2011. These favorable results were due mainly to improved volumes and pricing, partly offset by higher manufacturing and SG&A/R&D spending (including favorable foreign currency impacts), higher variable input costs (mainly raw materials) and unfavorable foreign currency impacts. Also, Fine Chemistry segment income results were favorably impacted by lower net income attributable to noncontrolling interests of $1.4 million associated with lower profitability from our JBC joint venture.

Corporate and other

For the three-month period ended June 30, 2012, our Corporate and other expense was $18.6 million versus $25.8 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs including performance-based incentive compensation, reflected mainly in SG&A expenses.

Six Months 2012 Compared to Six Months 2011

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2012	2011	2012 vs. 2011
	(In thousands, except percentages and per share amounts)
NET SALES	$1,396,598	$1,438,638	(3)%
Cost of goods sold	906,026	953,673	(5)%

GROSS PROFIT	490,572	484,965	1%
GROSS PROFIT MARGIN	35.1%	33.7%
Selling, general and administrative expenses	155,316	155,946	—%
Research and development expenses	39,960	37,562	6%
Restructuring and other charges	94,703	—	*

OPERATING PROFIT	200,593	291,457	(31)%
OPERATING PROFIT MARGIN	14.4%	20.3%
Interest and financing expenses	(17,220)	(18,866)	(9)%
Other expenses, net	(806)	(422)	91%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	182,567	272,169	(33)%
Income tax expense	50,213	62,326	(19)%
Effective tax rate	27.5%	22.9%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	132,354	209,843	(37)%
Equity in net income of unconsolidated investments (net of tax)	21,298	27,618	(23)%

NET INCOME	153,652	237,461	(35)%
Net income attributable to noncontrolling interests	(7,877)	(16,722)	(53)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$145,775	$220,739	(34)%

PERCENTAGE OF NET SALES	10.4%	15.3%

Basic earnings per share	$1.63	$2.41	(32)%

Diluted earnings per share	$1.62	$2.38	(32)%

*	Percentage calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2012, we recorded net sales of $1.4 billion, a 3% decrease compared to net sales of $1.44 billion for the six-month period ended June 30, 2011. This decrease was due primarily to impacts of lower volumes, unfavorable sales mix impacts as well as unfavorable foreign currency impacts (mainly the weaker Euro) versus the first six months of 2011, partly offset by favorable pricing impacts. Volume and sales mix had an unfavorable impact on our net sales of 6% and foreign currency impacts were unfavorable 1%, while pricing was favorable 4%.

Polymer Solutions net sales decreased $73.5 million, or 13%, for the six-month period ended June 30, 2012 compared to the same period in 2011, due mainly to the impact of lower volumes of 15% and unfavorable foreign currency of 1%, partly offset by improved pricing of 3%. Catalysts net sales decreased $5.1 million, or 1%, for the six-month period ended June 30, 2012, compared to the same period last year due mainly to unfavorable mix impacts of 6% and unfavorable foreign currency impacts of 1%, partly offset by improved pricing of 6%. Fine Chemistry net sales increased $36.6 million, or 10%, for the six-month period ended June 30, 2012, as compared to the same period last year, primarily due to improved volumes contributing 8% of the increase as well as favorable pricing impacts of 3%, partly offset by unfavorable foreign currency impacts of 1%. For a detailed discussion of revenues and segment income for each segment, see “Segment Information Overview” below.

Gross Profit

For the six-month period ended June 30, 2012, our gross profit increased $5.6 million, or 1%, from the corresponding 2011 period due mainly to favorable pricing, partly offset by the impact of lower volumes, higher manufacturing spending, higher input costs (including raw materials) and unfavorable foreign currency impacts. Overall, these factors contributed to our improved gross profit margin for the six-month period ended June 30, 2012 of 35.1%, up from 33.7% for the corresponding period in 2011.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2012, our SG&A expenses decreased $0.6 million from the six-month period ended June 30, 2011. This decrease was primarily due to lower personnel-related costs including lower sales commissions as well as favorable impacts from foreign currency. Also, SG&A for the six months ended June 30, 2012 includes a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees). The six months ended June 30, 2012 also includes an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.

As a percentage of net sales, SG&A expenses were 11.1% for the six-month period ended June 30, 2012, compared to 10.8% for the corresponding period in 2011.

Research and Development Expenses

For the six-month period ended June 30, 2012, our R&D expenses increased $2.4 million, or 6%, from the six-month period ended June 30, 2011, due mainly to higher spending while offset by favorable impacts from foreign currency. As a percentage of net sales, R&D expenses were 2.9% for the six-month period ended June 30, 2012, compared to 2.6% for the corresponding period in 2011.

Restructuring and Other Charges

The six-month period ended June 30, 2012 includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our plan to exit the phosphorous flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. We expect to realize favorable profit impacts from this program beginning in the second half of 2012 and we expect to fund the majority of the obligations associated with this special charge (estimated to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2012 decreased $1.6 million to $17.2 million from the corresponding 2011 period, due mainly to increases in interest capitalized on higher average construction work in progress balances year-over-year.

Other Expenses, Net

Other expenses, net, for the six-month period ended June 30, 2012 were $0.8 million versus $0.4 million for the corresponding 2011 period. This change was due primarily to unfavorable net foreign exchange losses year-over-year, partly offset by favorable interest income and other miscellaneous items over the corresponding period in 2011.

Income Tax Expense

The effective income tax rate for the first six months of 2012 was 27.5% compared to 22.9% for the first six months of 2011. Our effective income tax rate for the 2012 period was impacted by $94.7 million in pre-tax charges ($73.6 million after taxes) associated with our exit of the phosphorous flame retardants business; excluding this special item, our effective income tax rate for the 2012 period was 25.7%. The remaining differences between the U.S. federal statutory income tax rate and our effective income tax rate for the six-month periods ended June 30, 2012 and 2011 are mainly due to the impact of earnings from outside the U.S.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $21.3 million for the six-month period ended June 30, 2012 compared to $27.6 million in the same period last year. This decrease was due primarily to lower equity income amounts reporting from our Catalysts segment joint ventures Nippon Ketjen Company Limited and FCC SA, as well as our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the six-month period ended June 30, 2012, net income attributable to noncontrolling interests was $7.9 million compared to $16.7 million in the same period last year. This decrease of $8.8 million was due primarily to lower year-over-year profitability from our consolidated joint venture JBC based on lower demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $145.8 million in the six-month period ended June 30, 2012, from $220.7 million in the six-month period ended June 30, 2011, primarily due to restructuring and other charges, impacts of lower volumes, higher variable input costs, higher manufacturing spending, higher R&D costs and lower equity in net income of unconsolidated investments. These impacts were partly offset by favorable pricing, lower interest and financing expenses, lower income tax expense and lower net income attributable to noncontrolling interests.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$475,147	34.0%	$548,673	38.1%	(13)%
Catalysts	522,666	37.4%	527,808	36.7%	(1)%
Fine Chemistry	398,785	28.6%	362,157	25.2%	10%

Total net sales	$1,396,598	100.0%	$1,438,638	100.0%	(3)%

Segment operating profit:
Polymer Solutions	$114,523	24.1%	$148,681	27.1%	(23)%
Catalysts	131,719	25.2%	115,569	21.9%	14%
Fine Chemistry	89,507	22.4%	76,594	21.1%	17%

Total segment operating profit	335,749		340,844		(1)%

Equity in net income of unconsolidated investments:
Polymer Solutions	3,758		5,139		(27)%
Catalysts	17,540		22,626		(22)%
Fine Chemistry	—		—		—%
Corporate & other	—		(147)		(100)%

Total equity in net income of unconsolidated investments	21,298		27,618		(23)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(653)		(7,179)		(91)%
Catalysts	—		—		—%
Fine Chemistry	(7,204)		(9,650)		(25)%
Corporate & other	(20)		107		*

Total net income attributable to noncontrolling interests	(7,877)		(16,722)		(53)%

Segment income:
Polymer Solutions	117,628	24.8%	146,641	26.7%	(20)%
Catalysts	149,259	28.6%	138,195	26.2%	8%
Fine Chemistry	82,303	20.6%	66,944	18.5%	23%

Total segment income	349,190		351,780		(1)%

Corporate & other	(40,473)		(49,427)		(18)%
Restructuring and other charges	(94,703)		—		*
Interest and financing expenses	(17,220)		(18,866)		(9)%
Other expenses, net	(806)		(422)		91%
Income tax expense	(50,213)		(62,326)		(19)%

Net income attributable to Albemarle Corporation	$145,775		$220,739		(34)%

*	Percentage calculation is not meaningful.

Our segment information includes measures we refer to as “Segment operating profit” and “Segment income” which are financial measures that are not required by, or presented in accordance with, GAAP. The Company has reported Segment operating profit and Segment income because management believes that these financial measures provide transparency to investors and enable period-to-period comparability of financial performance. Segment operating profit and Segment income should not be considered as an alternative to Operating profit or Net income attributable to Albemarle Corporation, respectively, as determined in accordance with GAAP.

See below for a reconciliation of Segment operating profit and Segment income, the non-GAAP financial measures, to Operating profit and Net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Total segment operating profit	$335,749	$340,844
Add (less):
Corporate & other(a)	(40,453)	(49,387)
Restructuring and other charges	(94,703)	—

GAAP Operating profit	$200,593	$291,457

Total segment income	$349,190	$351,780
Add (less):
Corporate & other	(40,473)	(49,427)
Restructuring and other charges	(94,703)	—
Interest and financing expenses	(17,220)	(18,866)
Other expenses, net	(806)	(422)
Income tax expense	(50,213)	(62,326)

GAAP Net income attributable to Albemarle Corporation	$145,775	$220,739

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(20) and $(40) for the six-month periods ended June 30, 2012 and 2011, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the six-month period ended June 30, 2012 were $475.1 million, down $73.5 million, or 13%, compared to the same period in 2011, due primarily to the impact of lower volumes of 15%, mainly in our flame retardants businesses, due to volume softness resulting from end market buying patterns we believe are in response to the continued uncertainties in the global economic environment. This volume decline was partly offset by improved pricing of 3% while foreign currency impact was unfavorable 1%. Our stabilizers and curatives business also showed unfavorable volume impacts in the first half of 2012 compared to the first half of 2011, partly offset by improved pricing. Segment income for Polymer Solutions was down 20%, or $29.0 million, to $117.6 million for the six-month period ended June 30, 2012 versus the same period in 2011, due mainly to the volume declines noted above as well as unfavorable foreign currency impacts, partly offset by favorable pricing and lower manufacturing spending. Further, Polymer Solutions segment results for the first half of 2012 were unfavorably impacted by higher SG&A/R&D spending for the segment of $3.1 million (net of favorable currency impacts) as well as lower equity in net income from our unconsolidated investment in Magnifin of $1.4 million compared to the corresponding period in 2011. These unfavorable results were offset in part by $6.5 million in lower net income attributable to noncontrolling interests in our JBC joint venture.

Catalysts

Catalysts segment net sales for the six-month period ended June 30, 2012 were $522.7 million, a decrease of $5.1 million, or 1%, versus the six-month period ended June 30, 2011. This decrease was due mainly to unfavorable mix impacts (offset by higher overall volumes) of 6% and foreign currency impacts of 1%, partly offset by favorable pricing of 6%. Impacts due to mix shift from HPC and alternative fuels to FCC refinery catalysts compared to the prior year attributed to an unfavorable sales mix impact for the segment despite overall higher volumes on a combined basis. Catalysts segment income increased 8%, or $11.1 million, to $149.3 million for the six-month period ended June 30, 2012 in comparison to the six-month period ended June 30, 2011. This increase was due primarily to improved pricing, partly offset by higher variable input costs and higher manufacturing spending. Further, Catalysts segment income was unfavorably impacted by higher SG&A/R&D spending of $1.4 million (net of favorable currency impacts) compared to the corresponding period of 2011. Catalysts segment income for the first half of 2012 was also unfavorably impacted by year-over-year declines in equity in net income from unconsolidated investments of $5.1 million, resulting mainly from unfavorable year-over-year performance in its refinery catalysts joint venture Nippon Ketjen and FCC SA.

Fine Chemistry

Fine Chemistry segment net sales for the six-month period ended June 30, 2012 were $398.8 million, an increase of $36.6 million, or 10%, versus the six-month period ended June 30, 2011. This increase was primarily attributable to favorable volume impacts of 8% as well as improved pricing of 3%, partly offset by unfavorable foreign currency impacts of 1%. Segment income for the six-month period ended June 30, 2012 was $82.3 million, up 23% from the corresponding period in 2011. These improved results were due mainly to improved volumes and pricing in the segment, particularly in our services and intermediates businesses, offset in part by increases in manufacturing spending, higher variable input costs (mainly raw materials) and unfavorable impacts from foreign currency. Also, Fine Chemistry segment income results were unfavorably impacted by higher SG&A/R&D spending of $4.5 million (net of favorable currency impacts) but partly offset by lower net income attributable to noncontrolling interests of $2.4 million associated with lower profit results from our JBC joint venture.

Corporate and other

For the six-month period ended June 30, 2012, our Corporate and other expense was $40.5 million versus $49.4 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs including performance-based incentive compensation, reflected mainly in SG&A expenses.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been capital investments, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans, pay dividends to our shareholders and repurchase shares on an opportunistic basis. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

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

Cash Flow

Our cash and cash equivalents decreased by $7.7 million to $461.8 million at June 30, 2012, down from $469.4 million at December 31, 2011. For the six-month period ended June 30, 2012, our operations provided $184.9 million of cash flows as compared to $146.2 million for the six-month period ended June 30, 2011. This increase was primarily due to lower pension and postretirement contributions and higher profitability before restructuring and other charges, offset primarily by unfavorable changes in working capital and lower benefits from deferred income taxes during the period.

The six-month period ended June 30, 2012 includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our plan to exit the phosphorous flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. We expect to realize favorable profit impacts from this program beginning in the second half of 2012 and we expect to fund the majority of the obligations associated with this special charge (expected to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

Combined with cash on hand, our cash from operations for the first six months of 2012 funded capital expenditures for plant, machinery and equipment of $126.6 million, $10.0 million in loans to our 50% owned joint venture SOCC, repayments of long-term debt of $9.4 million, repurchases of shares of our common stock of $13.7 million, dividends to shareholders of $33.4 million and $9.0 million in withholding taxes paid on stock-based compensation amounts distributed during the period.

At June 30, 2012 and December 31, 2011, our cash and cash equivalents included $433.7 million and $420.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three and six-month periods ended June 30, 2012, we repatriated approximately $30.3 million in cash as part of these foreign cash repatriation activities. For the six-month period ended June 30, 2011, we repatriated approximately $19.3 million in cash as part of these foreign cash repatriation activities. No such repatriations occurred during the three-month period ended June 30, 2011.

Net current assets increased to approximately $1.0 billion at June 30, 2012 from $954.4 million at December 31, 2011. This increase was due primarily to increases in accounts receivable and inventories, partly offset by increases in accounts payable, accrued expenses and decreases in cash and cash equivalents and income taxes payable.

Capital expenditures for the six-month period ended June 30, 2012 of $126.6 million were associated with property, plant and equipment additions. We expect our capital expenditures to range between $275 – $300 million in 2012 for capacity increases, cost reduction and continuity of operations projects.

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

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of June 30, 2012, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $750.0 million five-year, revolving, unsecured credit facility, which we refer to as the September 2011 credit agreement. The September 2011 credit agreement matures on September 22, 2016, provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement and provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of June 30, 2012. There were no borrowings outstanding under the September 2011 credit agreement during the six-month period ended June 30, 2012.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the new credit facility, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in our new credit facility, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of June 30, 2012, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $742.3 million at June 30, 2012, compared to $749.3 million at December 31, 2011. This decrease was mainly attributable to repayments of long-term debt of $9.4 million during the first six months of 2012. In addition, at June 30, 2012, we had the ability to borrow $750.0 million under our September 2011 credit agreement and $218.4 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $51.4 million at June 30, 2012. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2012 contributions and benefit payments to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $20 million. We may choose to make additional pension contributions in excess of this amount. We have made $2.7 million in total contributions to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2012.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $35.1 million at June 30, 2012 and $30.7 million at December 31, 2011. Related assets for corresponding offsetting benefits recorded in Other assets totaled $27.6 million at June 30, 2012 and $21.8 million at December 31, 2011. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2012 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

During the second quarter of 2012, we and our joint venture partner each advanced $10.0 million to our 50%-owned joint venture SOCC pursuant to a long-term loan arrangement whereby the joint venture partners are equally committed to provide funding up to a maximum of $22.5 million each. The proceeds under this arrangement are for the construction of SOCC’s aluminum alkyls manufacturing facility. Our loan bears quarterly interest at the LIBOR plus 1.275% per annum (1.74% as of June 30, 2012), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021.

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

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, renew their extensions of credit or provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and continued unease regarding fallout from the European sovereign debt concerns particularly relating to Greece and Spain. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At June 30, 2012, we had the ability to borrow in excess of $968 million under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $461.8 million as of June 30, 2012, which represents an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

We had variable interest rate borrowings of $60.0 million outstanding at June 30, 2012, bearing a weighted average interest rate of 5.20% and representing approximately 8% of our total outstanding debt. A hypothetical 10% change (approximately 52 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of June 30, 2012. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $175.8 million and with a fair value representing a minimal net asset position at June 30, 2012. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2012, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $6.3 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of $8.5 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2012, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At June 30, 2012 and December 31, 2011, we had no natural gas hedge contracts outstanding.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs*
April 1, 2012 to April 30, 2012	—	$—	—	5,000,000

May 1, 2012 to May 31, 2012	215,000	63.70	215,000	4,785,000

June 1, 2012 to June 30, 2012	—	—	—	4,785,000

Total	215,000	$63.70	215,000	4,785,000

*	Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. Following the repurchase of three million shares of our common stock during the third quarter of 2011, on October 13, 2011, our Board of Directors authorized another increase in the number of shares the Company is permitted to repurchase under the plan up to a maximum of five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) the Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: July 19, 2012	By:	/s/ SCOTT A. TOZIER
Scott A. Tozier Senior Vice President, Chief Financial Officer and Chief Risk Officer (principal financial officer)