Form 10-Q
period 2012-09-30
ALBEMARLE CORP
filed 2012-10-19
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2012

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

Number of shares of common stock, $.01 par value, outstanding as of October 10, 2012: 89,259,875

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$661,226	$722,977	$2,057,824	$2,161,615
Cost of goods sold	446,469	464,965	1,352,495	1,418,638

Gross profit	214,757	258,012	705,329	742,977
Selling, general and administrative expenses (Note 13)	59,982	77,169	215,298	233,115
Research and development expenses	19,831	20,534	59,791	58,096
Restructuring and other charges (Note 13)	6,508	—	101,211	—

Operating profit	128,436	160,309	329,029	451,766
Interest and financing expenses	(7,914)	(9,710)	(25,134)	(28,576)
Other income, net	2,370	956	1,564	534

Income before income taxes and equity in net income of unconsolidated investments	122,892	151,555	305,459	423,724
Income tax expense	26,591	38,097	76,804	100,423

Income before equity in net income of unconsolidated investments	96,301	113,458	228,655	323,301
Equity in net income of unconsolidated investments (net of tax)	7,935	9,500	29,233	37,118

Net income	104,236	122,958	257,888	360,419
Net income attributable to noncontrolling interests	(4,975)	(6,860)	(12,852)	(23,582)

Net income attributable to Albemarle Corporation	$99,261	$116,098	$245,036	$336,837

Basic earnings per share	$1.11	$1.29	$2.75	$3.70

Diluted earnings per share	$1.10	$1.28	$2.72	$3.66

Weighted-average common shares outstanding – basic	89,327	89,935	89,246	91,094

Weighted-average common shares outstanding – diluted	89,879	90,958	89,959	92,090

Cash dividends declared per share of common stock	$0.20	$0.165	$0.60	$0.495

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$104,236	$122,958	$257,888	$360,419

Other comprehensive income (loss), net of tax:
Foreign currency translation	29,165	(72,356)	2,295	24,180
Pension and postretirement benefits	10,030	4,282	28,272	8,905
Other	29	35	95	127

Total other comprehensive income (loss), net of tax	39,224	(68,039)	30,662	33,212

Comprehensive income	143,460	54,919	288,550	393,631
Comprehensive income attributable to non-controlling interests	(4,975)	(6,961)	(13,007)	(23,380)

Comprehensive income attributable to Albemarle Corporation	$138,485	$47,958	$275,543	$370,251

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$402,642	$469,416
Trade accounts receivable, less allowance for doubtful accounts (2012 – $1,576 2011 – $2,709)	378,938	355,372
Other accounts receivable	39,914	36,199
Inventories	491,930	431,495
Other current assets	73,428	63,138

Total current assets	1,386,852	1,355,620

Property, plant and equipment, at cost	2,830,268	2,619,428
Less accumulated depreciation and amortization	1,577,129	1,489,948

Net property, plant and equipment	1,253,139	1,129,480
Investments	199,864	198,427
Other assets	155,734	116,871
Goodwill	271,566	273,145
Other intangibles, net of amortization	95,500	130,281

Total assets	$3,362,655	$3,203,824

Liabilities And Equity
Current liabilities:
Accounts payable	$166,564	$184,472
Accrued expenses	181,213	175,257
Current portion of long-term debt	12,572	14,416
Dividends payable	17,517	15,237
Income taxes payable	4,646	11,796

Total current liabilities	382,512	401,178

Long-term debt	701,162	749,257
Postretirement benefits	53,232	57,588
Pension benefits	117,045	127,964
Other noncurrent liabilities	108,153	111,107
Deferred income taxes	99,268	77,903
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 89,260 in 2012 and 88,841 in 2011	893	888
Additional paid-in capital	10,290	15,194
Accumulated other comprehensive loss	(192,415)	(222,922)
Retained earnings	1,989,586	1,798,117

Total Albemarle Corporation shareholders’ equity	1,808,354	1,591,277

Noncontrolling interests	92,929	87,550

Total equity	1,901,283	1,678,827

Total liabilities and equity	$3,362,655	$3,203,824

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non-controlling Interests	Total Equity
(In Thousands, Except Share Data)	Shares	Amounts
Balance at January 1, 2012	88,841,240	$888	$15,194	$(222,922)	$1,798,117	$1,591,277	$87,550	$1,678,827
Net income					245,036	245,036	12,852	257,888
Other comprehensive income				30,507		30,507	155	30,662
Cash dividends declared					(53,567)	(53,567)	(7,628)	(61,195)
Stock-based compensation and other			10,294			10,294		10,294
Exercise of stock options	897,069	9	19,968			19,977		19,977
Shares repurchased	(680,000)	(7)	(40,463)			(40,470)		(40,470)
Tax benefit related to stock plans			14,424			14,424		14,424
Issuance of common stock, net	341,620	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(140,054)	(1)	(9,123)			(9,124)		(9,124)

Balance at September 30, 2012	89,259,875	$893	$10,290	$(192,415)	$1,989,586	$1,808,354	$92,929	$1,901,283

Balance at January 1, 2011	91,593,984	$916	$18,835	$(164,196)	$1,560,519	$1,416,074	$59,672	$1,475,746
Net income					336,837	336,837	23,582	360,419
Other comprehensive income (loss)				33,414		33,414	(202)	33,212
Cash dividends declared					(44,904)	(44,904)		(44,904)
Stock-based compensation and other			19,581			19,581		19,581
Exercise of stock options	87,350	1	1,102			1,103		1,103
Shares repurchased	(3,000,000)	(30)	(39,870)		(138,232)	(178,132)		(178,132)
Tax benefit related to stock plans			5,923			5,923		5,923
Issuance of common stock, net	113,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(38,676)	—	(2,325)			(2,325)		(2,325)

Balance at September 30, 2011	88,756,371	$888	$3,245	$(130,782)	$1,714,220	$1,587,571	$83,052	$1,670,623

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents at beginning of year	$469,416	$529,650

Cash flows from operating activities:
Net income	257,888	360,419
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	74,428	71,926
Restructuring and other charges	101,211	—
Stock-based compensation	10,808	19,365
Excess tax benefits realized from stock-based compensation arrangements	(14,424)	(5,923)
Equity in net income of unconsolidated investments (net of tax)	(29,233)	(37,118)
Dividends received from unconsolidated investments and nonmarketable securities	23,244	18,722
Pension and postretirement expense	28,727	20,551
Pension and postretirement contributions	(19,705)	(57,555)
Unrealized gain on investments in marketable securities	(1,412)	(636)
Deferred income taxes	(2,136)	14,653
Working capital changes	(125,419)	(110,408)
Other, net	2,505	(8,529)

Net cash provided by operating activities	306,482	285,467

Cash flows from investing activities:
Capital expenditures	(218,708)	(127,111)
Cash payments related to acquisitions and other	(2,488)	(11,045)
(Investments in) sales of marketable securities, net	(1,137)	1,629
Long-term advances to joint venture	(22,500)	—
Investments in equity and other corporate investments	—	(10,868)

Net cash used in investing activities	(244,833)	(147,395)

Cash flows from financing activities:
Repayments of long-term debt	(49,243)	(105,076)
Proceeds from borrowings	—	132,859
Dividends paid to shareholders	(51,287)	(43,098)
Dividends paid to noncontrolling interests	(7,628)	—
Repurchases of common stock	(40,470)	(178,132)
Proceeds from exercise of stock options	19,977	1,103
Excess tax benefits realized from stock-based compensation arrangements	14,424	5,923
Withholding taxes paid on stock-based compensation award distributions	(9,124)	(2,325)
Debt financing costs	—	(2,727)

Net cash used in financing activities	(123,351)	(191,473)

Net effect of foreign exchange on cash and cash equivalents	(5,072)	5,009

Decrease in cash and cash equivalents	(66,774)	(48,392)

Cash and cash equivalents at end of period	$402,642	$481,258

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the nine-month periods ended September 30, 2012 and 2011. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or the SEC, on February 22, 2012. The December 31, 2011 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction gains (losses) of $0.9 million and $(2.5) million for the three-month and nine-month periods ended September 30, 2012, respectively, and $0.3 million and $(1.8) million for the three-month and nine-month periods ended September 30, 2011, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the three-month and nine-month periods ended September 30, 2012 was 21.6% and 25.1%, respectively, compared to 25.1% and 23.7% for the three-month and nine-month periods ended September 30, 2011, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2012 and 2011 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the 2012 periods was impacted by $4.5 million of net tax benefits related principally to the release of various tax reserves for uncertain domestic tax positions due to the expiration of the statute of limitations related to the 2008 tax year. Our effective income tax rate for the nine-month period ended September 30, 2012 was also impacted by $94.7 million in pre-tax charges ($73.6 million after income taxes) associated with our exit of the phosphorous flame retardants business (see Note 13).

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2012 and 2011 are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$99,261	$116,098	$245,036	$336,837

Denominator:
Weighted-average common shares for basic earnings per share	89,327	89,935	89,246	91,094

Basic earnings per share	$1.11	$1.29	$2.75	$3.70

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$99,261	$116,098	$245,036	$336,837

Denominator:
Weighted-average common shares for basic earnings per share	89,327	89,935	89,246	91,094
Incremental shares under stock compensation plans	552	1,023	713	996

Total shares	89,879	90,958	89,959	92,090

Diluted earnings per share	$1.10	$1.28	$2.72	$3.66

On February 15, 2012, the Company increased the regular quarterly dividend by 14% to $0.20 per share. On July 12, 2012, the Company declared a cash dividend of $0.20 per share, which was paid on October 1, 2012 to shareholders of record at the close of business as of September 14, 2012. On October 9, 2012, the Company declared a cash dividend of $0.20 per share, which is payable on January 1, 2013 to shareholders of record at the close of business as of December 14, 2012.

During the three-month period ended September 30, 2012, we repurchased 465,000 shares of our common stock for $26.8 million, and during the nine-month period ended September 30, 2012, we repurchased 680,000 shares of our common stock for $40.5 million, pursuant to the terms of our share repurchase program. As of September 30, 2012, there were 4,320,000 shares available for repurchase under our authorized share repurchase plan.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Finished goods	$373,095	$311,869
Raw materials	70,025	74,809
Stores, supplies and other	48,810	44,817

Total inventories	$491,930	$431,495

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 6—Investments:

During the nine months ended September 30, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, Saudi Organometallic Chemicals Company (SOCC), pursuant to a long-term loan arrangement whereby the joint venture partners are equally committed to provide partial funding for the construction of SOCC’s aluminum alkyls manufacturing facility. Our loan bears quarterly interest at the London Inter-Bank Offered Rate (LIBOR) plus 1.275% per annum (1.63% as of September 30, 2012), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. This loan receivable outstanding at September 30, 2012 has been recorded in Other assets in our condensed consolidated balance sheet. The recorded value of this receivable approximates fair value as it bears interest based on prevailing variable market rates.

Additionally, during the nine months ended September 30, 2011, we made approximately $10.9 million in capital contributions to SOCC. We have made no additional capital contributions to SOCC during the year 2012.

The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $5.6 million and $7.3 million at September 30, 2012 and December 31, 2011, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

NOTE 7—Long-Term Debt:

Long-term debt at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)

Variable-rate domestic bank loans	$—	$—
5.10% Senior notes, net of unamortized discount of $78 at September 30, 2012 and $103 at December 31, 2011	324,922	324,897
4.50% Senior notes, net of unamortized discount of $2,578 at September 30, 2012 and $2,814 at December 31, 2011	347,422	347,186
Fixed rate foreign borrowings	22,180	24,778
Capital lease obligation	—	2,006
Variable-rate foreign bank loans	18,816	64,326
Miscellaneous	394	480

Total long-term debt	713,734	763,673
Less amounts due within one year	12,572	14,416

Long-term debt, less current portion	$701,162	$749,257

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2012, as follows (in thousands):

Beginning balance at December 31, 2011	$12,359
Expenditures	(962)
Changes in estimates recorded to earnings and other	177
Exit of phosphorous flame retardants business	8,700
Foreign currency translation	207

Ending balance at September 30, 2012	20,481
Less amounts reported in Accrued expenses	3,080

Amounts reported in Other noncurrent liabilities	$17,401

The amounts recorded represent our future remediation and other anticipated environmental liabilities. Approximately $8.0 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16 million before income taxes.

In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $5.7 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net sales:
Polymer Solutions	$216,992	$243,931	$692,139	$792,604
Catalysts	251,201	299,531	773,867	827,339
Fine Chemistry	193,033	179,515	591,818	541,672

Total net sales	$661,226	$722,977	$2,057,824	$2,161,615

Segment operating profit:
Polymer Solutions	$42,964	$55,219	$157,487	$203,900
Catalysts	53,937	93,682	185,656	209,251
Fine Chemistry	46,036	34,793	135,543	111,387

Total segment operating profit	142,937	183,694	478,686	524,538

Equity in net income of unconsolidated investments:
Polymer Solutions	1,199	1,357	4,957	6,496
Catalysts	6,736	8,170	24,276	30,796
Fine Chemistry	—	—	—	—
Corporate & other	—	(27)	—	(174)

Total equity in net income of unconsolidated investments	7,935	9,500	29,233	37,118

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(602)	(2,021)	(1,255)	(9,200)
Catalysts	—	—	—	—
Fine Chemistry	(4,373)	(4,789)	(11,577)	(14,439)
Corporate & other	—	(50)	(20)	57

Total net income attributable to noncontrolling interests	(4,975)	(6,860)	(12,852)	(23,582)

Segment income:
Polymer Solutions	43,561	54,555	161,189	201,196
Catalysts	60,673	101,852	209,932	240,047
Fine Chemistry	41,663	30,004	123,966	96,948

Total segment income	145,897	186,411	495,087	538,191

Corporate & other(a)	(7,993)	(23,462)	(48,466)	(72,889)
Restructuring and other charges(b)	(6,508)	—	(101,211)	—
Interest and financing expenses	(7,914)	(9,710)	(25,134)	(28,576)
Other income, net	2,370	956	1,564	534
Income tax expense(c)	(26,591)	(38,097)	(76,804)	(100,423)

Net income attributable to Albemarle Corporation	$99,261	$116,098	$245,036	$336,837

(a)	Corporate and other charges for the three-month and nine-month periods ended September 30, 2012 include reductions in performance-based incentive compensation accruals comprised of approximately $5.4 million in adjustments based on current estimates of related performance achievement measures and approximately $2.2 million in adjustments associated with forfeitures from employee departures. These items are reflected primarily in Selling, general and administrative expenses in our consolidated statements of income.
(b)	The three-month and nine-month periods ended September 30, 2012 include a settlement charge of $6.5 million ($4.1 million after income taxes) associated with our SERP in connection with the retirement of our former CEO and executive chairman. The nine-month period ended September 30, 2012 also includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorous flame retardants business.
(c)	The three-month and nine-month periods ended September 30, 2012 includes $4.5 million of net tax benefits related principally to the release of various tax reserves for uncertain domestic tax positions due to the expiration of the statute of limitations related to the 2008 tax year.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,174	$3,242	$9,391	$9,677
Interest cost	8,076	8,252	24,271	24,713
Expected return on assets	(11,634)	(12,152)	(34,913)	(36,438)
Amortization of prior service benefit	(245)	(238)	(731)	(714)
Amortization of net loss	9,124	6,562	27,224	19,669

Total net periodic pension benefit cost	$8,495	$5,666	$25,242	$16,907

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$69	$65	$206	$197
Interest cost	793	848	2,379	2,545
Expected return on assets	(122)	(127)	(366)	(382)
Amortization of prior service benefit	(24)	(174)	(72)	(523)
Amortization of net loss	446	602	1,338	1,807

Total net periodic postretirement benefit cost	$1,162	$1,214	$3,485	$3,644

Total net periodic pension and postretirement benefit cost	$9,657	$6,880	$28,727	$20,551

During the three-month and nine-month periods ended September 30, 2012, we made a contribution of $14.1 million to our SERP in connection with the retirement of our former CEO and executive chairman, triggering a pension settlement charge of approximately $6.5 million which was reported in Restructuring and other charges on our consolidated statements of income for the three-month and nine-month periods ended September 30, 2012.

During the three-month and nine-month periods ended September 30, 2012, we made contributions of $0.3 million and $3.0 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2011, we made contributions of $1.1 million and $54.7 million, respectively, to our qualified and nonqualified pension plans.

We paid $0.7 million and $2.6 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2012, respectively. Also, we paid $0.7 million and $2.8 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2011, respectively.

On October 1, 2012, various amendments to certain of our U.S. pension and defined contribution plans were approved by our Board of Directors. These amendments provide for formula changes to the related defined contribution plans as well as special benefits for certain defined benefit plan participants which culminate in a freeze of pension benefits under the related qualified and nonqualified defined benefit plan after a two year transition period. Using latest available actuarial assumptions, these changes are expected to result in the recognition of a defined benefit pension plan curtailment gain in the fourth quarter of 2012 expected to range between $4 million and $6 million, as well as a one-time employer contribution to the Company’s defined contribution plan in the fourth quarter of 2012 (estimated to range between $10 million and $11 million).

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

	September 30, 2012		December 31, 2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$713,734	$781,207	$763,673	$819,854

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2012 and December 31, 2011, we had outstanding foreign currency forward contracts with notional values totaling $192.8 million and $148.7 million, respectively. At September 30, 2012 and December 31, 2011, $0.4 million and $0.9 million, respectively, was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in Other income, net; further, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three-month and nine-month periods ended September 30, 2012, we recognized a gain of $3.0 million and a loss of $1.1 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and nine-month periods ended September 30, 2011, we recognized a loss of $1.6 million and a gain of $4.1 million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other income, net. Also, for the nine-month periods ended September 30, 2012 and 2011, we recorded $1.1 million and $(4.1) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(1.6) million and $0.1 million, respectively, in Other, net in our condensed consolidated statements of cash flows.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$19,329	$19,329	$—
Equity securities (b)	$23	$23	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$19,329	$19,329	$—
Foreign currency forward contracts (c)	$393	$—	$393

	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$16,786	$16,786	$—
Equity securities (b)	$17	$17	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,786	$16,786	$—
Foreign currency forward contracts (c)	$869	$—	$869

(a)	We maintain an Executive Deferred Compensation Plan (EDCP) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust, or the Trust, that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)	Our investments in equity securities are classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other in our consolidated statements of comprehensive income. These securities are classified within Level 1.
(c)	As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 13—Restructuring and Other

The three-month and nine-month periods ended September 30, 2012 include a settlement charge of $6.5 million associated with our SERP in connection with the retirement of our former CEO and executive chairman.

The nine-month period ended September 30, 2012 includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorous flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. Cash payments in connection with this business exit are anticipated to be made through the expected restructuring plan completion date during the year 2014.

We had the following activity in our recorded workforce reduction liabilities for the nine months ended September 30, 2012 (in thousands):

Beginning balance at December 31, 2011	$4,780
Workforce reduction charges(a)	13,141
Payments	(7,393)
Amount reversed to income	(19)
Foreign currency translation	138

Ending balance at September 30, 2012	10,647
Less amounts reported in Accrued expenses	8,721

Amounts reported in Other noncurrent liabilities	$1,926

(a)	The nine months ended September 30, 2012 includes a charge of $13.1 million relating to reduction in force liabilities associated with our exit of the phosphorous flame retardants business noted above. The majority of the payments for this liability are expected to occur in 2012.

Also, the nine months ended September 30, 2012 includes a gain of $8.1 million ($5.1 million after income taxes) resulting from proceeds received in connection with the settlement of certain commercial litigation (net of estimated reimbursement of related legal fees of approximately $0.9 million). The litigation involved claims and cross-claims relating to alleged breaches of a purchase and sale agreement. The settlement resolves all outstanding issues and claims between the parties and they agreed to dismiss all outstanding litigation and release all existing and potential claims against each other that were or could have been asserted in the litigation. The nine months ended September 30, 2012 also includes an $8 million ($5.1 million after income taxes) charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. These items are included in our consolidated Selling, general and administrative expenses for the nine months ended September 30, 2012.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 14—Other Comprehensive Income (Loss):

The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2012 and 2011 is provided in the following:

	Three Months Ended September 30,
	2012			2011
	(In thousands)
	Foreign Currency Translation	Pension and Post- retirement Benefits(b)	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$29,445	15,811	$49	$(74,516)	$6,753	$56
Income tax (expense) benefit	(280)	(5,781)	(20)	2,160	(2,471)	(21)

Other comprehensive income (loss), net of tax	$29,165	10,030	$29	$(72,356)	$4,282	$35

	Nine Months Ended September 30,
	2012			2011
	(In thousands)
	Foreign Currency Translation(a)	Pension and Post- retirement Benefits(b)	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income, before tax	$743	$44,554	$155	$20,392	$13,995	$204
Income tax (expense) benefit	1,552	(16,282)	(60)	3,788	(5,090)	(77)

Other comprehensive income, net of tax	$2,295	$28,272	$95	$24,180	$8,905	$127

(a)	The nine-month period ended September 30, 2012 includes a non-cash write-off of foreign currency translation adjustments of $12.3 million from Accumulated other comprehensive loss in connection with our exit of the phosphorous flame retardants business (see Note 13) in accordance with current accounting guidance.
(b)	The three-month and nine-month periods ended September 30, 2012 include a reclassification of $6.5 million from Accumulated other comprehensive loss associated with our SERP in connection with the retirement of our former CEO and executive chairman (see Note 13).

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 15—Recently Issued Accounting Pronouncements:

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers, industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our ability to pass through such increases;

•	acquisitions and divestitures, and changes in performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation of our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in jurisdictional mix of our earnings and changes in tax laws and rates;

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

Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers to our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts, ongoing productivity improvements and strong balance sheet will position us well to take advantage of strengthening economic conditions as they occur while softening the negative impact of the current challenging economic environment.

Third Quarter 2012

During the third quarter of 2012:

•	We achieved quarterly earnings of $1.10 per share (on a diluted basis), down 14% from third quarter 2011 results.

•	Our net sales for the quarter were $661.2 million, down 9% from net sales of $723.0 million in the third quarter of 2011.

•

We announced the expansion of our finished catalysts and components facility in Yeosu, Korea. This expansion will be dedicated to producing Albemarle’s PureGrowth™ products, including high purity trimethyl gallium (TMG), triethyl gallium (TEG) and trimethyl aluminum (TMA). Additionally, we announced the grand opening of our new research and operations center at our Yeosu facility during the quarter.

•	Our Board of Directors declared a quarterly dividend of $0.20 per share on July 12, 2012, which was paid on October 1, 2012 to shareholders of record at the close of business as of September 14, 2012.

Outlook

Uncertainty persists regarding the condition of the global economy and we expect these uncertainties to continue through the remainder of 2012. We continue to monitor the economic indicators that generally forecast demand in the end markets that we serve. Some of these key indicators deteriorated in the third quarter, particularly in the electronics and European construction sectors, and signaled a continued slowing over the second half of 2012 which has adversely impacted our top line performance as well as our profitability as we run our production assets at rates lower than recent levels. Despite these current trends, our business fundamentals are sound and strategically well-positioned as we remain focused on managing costs, increasing sales volumes and delivering value to our customers. We believe that when the end markets we serve begin to stabilize and resume growth, our businesses will be ready to respond quickly to the improved market conditions and new business opportunities.

Polymer Solutions: We have seen year-over-year volume softness unfavorably impact our net sales and profitability through the first nine months of 2012 versus the corresponding period of 2011, which we believe is attributable to end-market response to continuing global economic challenges. We are closely monitoring customer order patterns and other key indicators in our business during this period, with economic indicators (such as for the electronics and European construction sectors) showing trends that indicate continued slowing for the rest of the year. These trends, should they continue, will likely have adverse impacts on our net sales and profitability for the remainder of 2012 and possibly into 2013, including impacts from running our production assets at rates lower than recent levels.

Despite these current trends and concerns, we believe that the combination of solid business fundamentals with our competitive position, product innovations and effective management of raw material inventory inflation will enable our business to manage through these periods of end-market challenges and to capitalize on opportunities that will come with a sustained economic recovery. Further, we believe our business has been strengthened by our recent exit from the phosphorous flame retardants business and expect this business exit will yield improvements in our future profitability.

On a long-term basis, we continue to believe that improving global standards of living and the potential for increasingly stringent fire safety regulations in developing markets should drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facilities in China positioning us well for growth in the Asia region. Although we have elected to delay the expansion of our flame retardant production capacity at our JBC joint venture in Safi, Jordan based on current bromine balances and end market demand, we remain well-positioned to meet future demand as global economic growth and global bromine supply/demand dynamics warrant the resumption of this expansion.

Catalysts: Lower metals surcharges, mix shifts from HPC to FCC in our Refinery Catalysts division and unfavorable foreign currency effects have resulted in overall lower year-over-year net sales for our Catalysts segment during the first nine months of 2012. The long-running global trends driving fundamental demand for refinery catalysts have remained strong through the end of the third quarter this year. We have seen significant declines in metals surcharges, especially rare earths, relative to levels in the corresponding period of 2011. As a result of these declines, our refinery catalysts business has faced significant headwinds toward achieving net sales performance comparable with 2011, with unfavorable profitability impacts in our FCC refinery catalysts business based on the year-over-year metals surcharges and related cost impacts (mainly rare earths) which we believe will continue through the end of 2012. However, we expect our volumes in refinery catalysts (mainly HPC) and in our Performance Catalysts Solutions division (PCS) to finish strong in the fourth quarter of 2012 and partially offset these headwinds as well as position us for continued growth in 2013.

On a longer term basis, we believe increased global demand for petroleum products, the generally deteriorating quality of crude oil feedstock and implementation of more stringent fuel quality requirements are expected to drive growth in our refinery catalysts business. In addition, we expect growth in our PCS division to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East, as well as from the LED market, driven by energy efficiency demands.

New market penetrations and introduction of innovative cost-effective products for the refining and polyolefins industries continue to provide benefits. We believe our focus on advanced product development in Catalysts positions us well for commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market.

We expect to leverage our existing positions in the Middle East, Asia and Brazil, along with our joint ventures, to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in late 2012, positions us to lead in the fast-growing Middle East polyolefins market. Construction at our Yeosu, South Korea site is progressing well, where existing assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin markets. Intermediate commercial operations at the site began in 2011, with the commercial facility expected to be operational by the first quarter of 2013 to meet regional growth in metallocene polyolefins markets. Additionally, we are finalizing the design package for a future Brazilian hydroprocessing catalysts investment with Petrobras.

Fine Chemistry: In our Fine Chemistry segment, we have seen positive year-over-year net sales and income growth overall during the first nine months of 2012 as a result of volume growth primarily in custom services and in performance chemicals. This segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

In our performance chemicals sector, our completion fluids business showed signs of modest drilling activity during the first nine months of 2012; although drilling rates appear to have improved to date (especially in the U.S. Gulf of Mexico), we continue to monitor these indicators very closely. Additionally, we remain encouraged by long-term regulatory drivers in the U.S. and China for our mercury control business and we are positioned to provide this market and other high growth bromine and derivatives markets with sensible and sustainable solutions.

On a longer term basis, we are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand. We have commenced an expansion of our bromine and derivatives production capacity (excluding flame retardants) at our JBC joint venture in Safi, Jordan, with commercial completion and start-up of the first two phases of this expansion expected in the first quarter of 2013.

Our fine chemistry services businesses have delivered strong net sales and profitability for the first nine months of 2012, and opportunities are expanding in the renewables, life sciences and electronic materials markets. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, renewable and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2012 to be 25.3%; however, our rate will vary based on the locales in which income is actually earned. Further, in 2012, we expect our noncash U.S. pension and postretirement expense could exceed 2011 expense amounts by up to $20 million, including approximately $6.5 million in pension settlement charges associated with our supplemental executive retirement plan in connection with the retirement of our former CEO and executive chairman (included in Restructuring and other charges).

In the first quarter of 2012, we increased our quarterly dividend payout to $0.20 per share. During the nine months ended September 30, 2012, we repurchased 680,000 shares of our common stock for approximately $40 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis.

On October 1, 2012, various amendments to certain of our U.S. pension and defined contribution plans were approved by our Board of Directors. These amendments provide for formula changes to the related defined contribution plans as well as special benefits for certain defined benefit plan participants which culminate in a freeze of pension benefits under the related qualified and nonqualified defined benefit plan after a two year transition period. Using latest available actuarial assumptions, these changes are expected to result in the recognition of a defined benefit pension plan curtailment gain in the fourth quarter of 2012 expected to range between $4 million and $6 million, as well as a one-time employer contribution to the Company’s defined contribution plan in the fourth quarter of 2012 (estimated to range between $10 million and $11 million).

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

Third Quarter 2012 Compared to Third Quarter 2011

Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
	(In thousands, except percentages and per share amounts)
NET SALES	$661,226	$722,977	(9)%
Cost of goods sold	446,469	464,965	(4)%

GROSS PROFIT	214,757	258,012	(17)%
GROSS PROFIT MARGIN	32.5%	35.7%
Selling, general and administrative expenses	59,982	77,169	(22)%
Research and development expenses	19,831	20,534	(3)%
Restructuring and other charges	6,508	—	*

OPERATING PROFIT	128,436	160,309	(20)%
OPERATING PROFIT MARGIN	19.4%	22.2%
Interest and financing expenses	(7,914)	(9,710)	(18)%
Other income, net	2,370	956	148%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	122,892	151,555	(19)%
Income tax expense	26,591	38,097	(30)%
Effective tax rate	21.6%	25.1%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	96,301	113,458	(15)%
Equity in net income of unconsolidated investments (net of tax)	7,935	9,500	(16)%

NET INCOME	104,236	122,958	(15)%
Net income attributable to noncontrolling interests	(4,975)	(6,860)	(27)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$99,261	$116,098	(15)%

PERCENTAGE OF NET SALES	15.0%	16.1%

Basic earnings per share	$1.11	$1.29	(14)%

Diluted earnings per share	$1.10	$1.28	(14)%

*	Percentage calculation is not meaningful.

Net Sales

For the three-month period ended September 30, 2012, we recorded net sales of $661.2 million, a decrease of 9% compared to net sales of $723.0 million for the three-month period ended September 30, 2011. This decrease was due primarily to impacts of lower pricing (mainly from lower metals surcharges year-over-year) and unfavorable impacts of foreign exchange (mainly the weaker Euro) as compared to third quarter 2011, offset in part by overall favorable volumes (despite approximately $8 million in lower net sales resulting from the exit of our phosphorous flame retardants business). Net sales pricing impacts were unfavorable 9% and foreign currency was unfavorable 3%, partly offset by favorable volumes of 3%.

Gross Profit

For the three-month period ended September 30, 2012, our gross profit decreased $43.3 million, or 17%, from the corresponding 2011 period due mainly to unfavorable impacts from volatility in both metals surcharges and related cost impacts in refinery catalysts (mainly rare earths), other pricing declines, foreign currency and lower fixed cost absorption, partly offset by higher sales volumes and lower variable input costs (including raw materials and energy) and lower manufacturing spending. Our gross profit margin for the three-month period ended September 30, 2012 was 32.5%, down from 35.7% for the corresponding period in 2011.

Selling, General and Administrative Expenses

For the three-month period ended September 30, 2012, our selling, general and administrative (SG&A) expenses decreased $17.2 million, or 22%, from the three-month period ended September 30, 2011. This decrease was primarily due to lower personnel-related costs, including performance based compensation, and favorable impacts of foreign currency. Also, the three-month period ended September 30, 2012 included reductions in our incentive compensation accruals of approximately $6.8 million based on current estimates of related performance achievement measures, as well as favorable adjustments associated with incentive compensation forfeitures from employee departures. As a percentage of net sales, SG&A expenses were 9.1% for the three-month period ended September 30, 2012, compared to 10.7% for the corresponding period in 2011.

Research and Development Expenses

For the three-month period ended September 30, 2012, our research and development (R&D) expenses decreased $0.7 million, or 3%, from the three-month period ended September 30, 2011, due mainly to slightly higher spending offset by favorable impacts of foreign currency. As a percentage of net sales, R&D expenses were 3.0% for the three-month period ended September 30, 2012, compared to 2.8% for the corresponding period in 2011.

Restructuring and Other Charges

During the three-month period ended September 30, 2012, we recorded a settlement charge of $6.5 million associated with our supplemental executive retirement plan in connection with the retirement of our former CEO and executive chairman.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended September 30, 2012 decreased $1.8 million to $7.9 million from the corresponding 2011 period, due mainly to increases in interest capitalized on higher average construction work in progress balances and lower variable-rate borrowings year-over-year.

Other Income, Net

Other income, net, for the three-month period ended September 30, 2012 was $2.4 million versus $1.0 million for the corresponding 2011 period. This change was due primarily to year-over-year favorable foreign exchange gains and other miscellaneous items.

Income Tax Expense

The effective income tax rate for the third quarter of 2012 was 21.6% compared to 25.1% for the third quarter of 2011. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by $4.5 million of net tax benefits related principally to the release of various tax reserves for uncertain domestic tax positions due to the expiration of the statute of limitations related to the 2008 tax year.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $7.9 million for the three-month period ended September 30, 2012 compared to $9.5 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures SOCC (due mainly to start-up operating costs) and Nippon Aluminum Alkyls (NAA), as well as our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended September 30, 2012, net income attributable to noncontrolling interests was $5.0 million compared to $6.9 million in the same period last year. This decrease of $1.9 million was due primarily to lower year-over-year profitability from our consolidated joint venture Jordan Bromine Company, Limited (JBC).

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $99.3 million in the three-month period ended September 30, 2012, from $116.1 million in the three-month period ended September 30, 2011, primarily due to unfavorable impacts from both volatility in metals surcharges and related cost impacts in refinery catalysts (mainly rare earths), net unfavorable foreign currency impacts, restructuring and other charges and lower equity in net income of unconsolidated investments. These impacts were partly offset mainly by favorable volumes, lower manufacturing spending, lower SG&A and R&D expenses, higher other income, net, lower income tax expense and lower net income attributable to noncontrolling interests.

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

	Three Months Ended September 30,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$216,992	32.8%	$243,931	33.8%	(11)%
Catalysts	251,201	38.0%	299,531	41.4%	(16)%
Fine Chemistry	193,033	29.2%	179,515	24.8%	8%

Total net sales	$661,226	100.0%	$722,977	100.0%	(9)%

Segment operating profit:
Polymer Solutions	$42,964	19.8%	$55,219	22.6%	(22)%
Catalysts	53,937	21.5%	93,682	31.3%	(42)%
Fine Chemistry	46,036	23.8%	34,793	19.4%	32%

Total segment operating profit	142,937		183,694		(22)%

Equity in net income of unconsolidated investments:
Polymer Solutions	1,199		1,357		(12)%
Catalysts	6,736		8,170		(18)%
Fine Chemistry	—		—		—%
Corporate & other	—		(27)		(100)%

Total equity in net income of unconsolidated investments	7,935		9,500		(16)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(602)		(2,021)		(70)%
Catalysts	—		—		—%
Fine Chemistry	(4,373)		(4,789)		(9)%
Corporate & other	—		(50)		(100)%

Total net income attributable to noncontrolling interests	(4,975)		(6,860)		(27)%

Segment income:
Polymer Solutions	43,561	20.1%	54,555	22.4%	(20)%
Catalysts	60,673	24.2%	101,852	34.0%	(40)%
Fine Chemistry	41,663	21.6%	30,004	16.7%	39%

Total segment income	145,897		186,411		(22)%

Corporate & other	(7,993)		(23,462)		(66)%
Restructuring and other charges	(6,508)		—		*
Interest and financing expenses	(7,914)		(9,710)		(18)%
Other income, net	2,370		956		148%
Income tax expense	(26,591)		(38,097)		(30)%

Net income attributable to Albemarle Corporation	$99,261		$116,098		(15)%

*	Percentage calculation is not meaningful.

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

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Total segment operating profit	$142,937	$183,694
Add (less):
Corporate & other(a)	(7,993)	(23,385)
Restructuring and other charges	(6,508)	—

GAAP Operating profit	$128,436	$160,309

Total segment income	$145,897	$186,411
Add (less):
Corporate & other	(7,993)	(23,462)
Restructuring and other charges	(6,508)	—
Interest and financing expenses	(7,914)	(9,710)
Other income, net	2,370	956
Income tax expense	(26,591)	(38,097)

GAAP Net income attributable to Albemarle Corporation	$99,261	$116,098

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(77) for the three-month period ended September 30, 2011.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended September 30, 2012 were $217.0 million, down $26.9 million, or 11%, compared to the same period in 2011, due primarily to the impact of lower volumes of 5%. This overall decline in volumes results mainly from approximately $8 million in year-over-year impact from the exit of our phosphorous flame retardants business. Also, our volumes in brominated flame retardants businesses were down due to volume softness resulting from end market buying patterns (primarily in the electronics and European construction markets) we believe are in response to the continued uncertainties in the global economic environment, partly offset by higher volumes in mineral flame retardants. Our stabilizers and curatives business net sales for the third quarter 2012 were up $1.7 million over the corresponding period of 2011 due mainly to higher volumes. Polymer Solutions net sales for the three-month period were also unfavorably impacted by foreign currency impacts of 3% as well as unfavorable price impacts of 3%. Segment income for Polymer Solutions was down 20%, or $11.0 million, to $43.6 million for the three-month period ended September 30, 2012 versus the same period in 2011, due mainly to the pricing declines noted above, unfavorable foreign currency impacts and lower fixed cost absorption, partly offset by mix and favorable manufacturing spending. These overall unfavorable results were partly offset by $1.5 million in lower SG&A/R&D spending (including favorable foreign currency impacts) and a decrease in net income attributable to noncontrolling interests in our JBC joint venture of $1.4 million.

Catalysts

Catalysts segment net sales for the three-month period ended September 30, 2012 were $251.2 million, a decrease of $48.3 million, or 16%, versus the three-month period ended September 30, 2011. This decrease was due mainly to impacts from unfavorable pricing of 18% (primarily attributable to lower metals surcharges in refinery catalysts) and unfavorable foreign currency impacts of 2%, partly offset by overall favorable volumes (mainly favorable FCC refinery catalysts volumes partly offset by volume declines in PCS) of 4%. Catalysts segment income decreased 40%, or $41.2 million, to $60.7 million for the three-month period ended September 30, 2012 in comparison to the three-month period ended September 30, 2011, due primarily to unfavorable year over year impacts from both volatility in metals surcharges and related cost impacts in refinery catalysts (mainly rare earths) and unfavorable mix impacts, partly offset by lower manufacturing and SG&A/R&D spending (including favorable foreign currency impacts). Further, Catalysts segment income was unfavorably impacted by year-over-year declines in equity in net income from unconsolidated investments of $1.4 million, resulting mainly from unfavorable year-over-year performance in its PCS joint ventures SOCC and NAA.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended September 30, 2012 were $193.0 million, an increase of $13.5 million, or 8%, versus the three-month period ended September 30, 2011. This increase was primarily attributable to higher volumes of 13% (mainly in custom services and performance chemicals), partly offset by lower pricing impacts of 4% and unfavorable foreign currency impacts of 1%. Segment income for the three-month period ended September 30, 2012 was $41.7 million, up 39% from the corresponding period in 2011. These favorable results were due mainly to improved volumes and favorable input costs, partly offset by lower pricing and unfavorable foreign currency impacts. Also, Fine Chemistry segment income results were favorably impacted by lower net income attributable to noncontrolling interests of $0.4 million associated with lower profitability from our JBC joint venture.

Corporate and other

For the three-month period ended September 30, 2012, our Corporate and other expense was $8.0 million versus $23.5 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs including performance-based incentive compensation, reflected mainly in SG&A expenses. Also, the three-month period ended September 30, 2012 included favorable incentive compensation accrual adjustments of approximately $5.4 million based on current estimates of related performance achievement measures and approximately $2.2 million in adjustments associated with incentive compensation forfeitures from employee departures.

Nine Months 2012 Compared to Nine Months 2011

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011
	(In thousands, except percentages and per share amounts)
NET SALES	$2,057,824	$2,161,615	(5)%
Cost of goods sold	1,352,495	1,418,638	(5)%

GROSS PROFIT	705,329	742,977	(5)%
GROSS PROFIT MARGIN	34.3%	34.4%
Selling, general and administrative expenses	215,298	233,115	(8)%
Research and development expenses	59,791	58,096	3%
Restructuring and other charges	101,211	—	*

OPERATING PROFIT	329,029	451,766	(27)%
OPERATING PROFIT MARGIN	16.0%	20.9%
Interest and financing expenses	(25,134)	(28,576)	(12)%
Other income, net	1,564	534	193%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	305,459	423,724	(28)%
Income tax expense	76,804	100,423	(24)%
Effective tax rate	25.1%	23.7%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	228,655	323,301	(29)%
Equity in net income of unconsolidated investments (net of tax)	29,233	37,118	(21)%

NET INCOME	257,888	360,419	(28)%
Net income attributable to noncontrolling interests	(12,852)	(23,582)	(46)%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$245,036	$336,837	(27)%

PERCENTAGE OF NET SALES	11.9%	15.6%

Basic earnings per share	$2.75	$3.70	(26)%

Diluted earnings per share	$2.72	$3.66	(26)%

*	Percentage calculation is not meaningful.

Net Sales

For the nine-month period ended September 30, 2012, we recorded net sales of $2.06 billion, a 5% decrease compared to net sales of $2.16 billion for the nine-month period ended September 30, 2011. This decrease was due primarily to impacts of lower volumes of 3% (including approximately $15 million in unfavorable year over year impact from our phosphorous flame retardant business which we announced our exit from in the second quarter of 2012), unfavorable foreign currency impacts (mainly the weaker Euro) of 2% as well as slight impacts from pricing declines (including lower metals surcharges in refinery catalysts).

Gross Profit

For the nine-month period ended September 30, 2012, our gross profit decreased $37.6 million, or 5%, from the corresponding 2011 period due mainly to lower volumes, unfavorable foreign currency impacts and overall unfavorable pricing impacts from volatility in both metals surcharges and related cost impacts in refinery catalysts (particularly rare earths) and lower fixed cost absorption, partly offset by other net price increases across our businesses and lower variable input costs. Overall, these factors contributed to our gross profit margin for the nine-month period ended September 30, 2012 of 34.3%, essentially flat with the corresponding period in 2011.

Selling, General and Administrative Expenses

For the nine-month period ended September 30, 2012, our SG&A expenses decreased $17.8 million from the nine-month period ended September 30, 2011. This decrease was primarily due to lower personnel-related costs as well as favorable impacts from foreign currency. Also, the nine-month period ended September 30, 2012 included reductions in our incentive compensation accruals of approximately $6.8 million during the third quarter of 2012 based on current estimates of related performance achievement measures, as well as favorable adjustments associated with incentive compensation forfeitures from employee departures. Additionally, SG&A for the nine months ended September 30, 2012 includes (a) a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees), and (b) an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.

As a percentage of net sales, SG&A expenses were 10.5% for the nine-month period ended September 30, 2012, compared to 10.8% for the corresponding period in 2011.

Research and Development Expenses

For the nine-month period ended September 30, 2012, our R&D expenses increased $1.7 million, or 3%, from the nine-month period ended September 30, 2011, due mainly to higher spending, partly offset by favorable impacts from foreign currency. As a percentage of net sales, R&D expenses were 2.9% for the nine-month period ended September 30, 2012, compared to 2.7% for the corresponding period in 2011.

Restructuring and Other Charges

The nine-month period ended September 30, 2012 included a settlement charge of $6.5 million associated with our supplemental executive retirement plan in connection with the retirement of our former CEO and executive chairman.

Also, the nine-month period ended September 30, 2012 includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorous flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. We expect to realize favorable profit impacts from this program beginning in the fourth quarter of 2012 and to fund the majority of the obligations associated with this special charge (estimated to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

Interest and Financing Expenses

Interest and financing expenses for the nine-month period ended September 30, 2012 decreased $3.4 million to $25.1 million from the corresponding 2011 period, due mainly to increases in interest capitalized on higher average construction work in progress balances and lower variable-rate borrowings year-over-year.

Other Income, Net

Other income, net, for the nine-month period ended September 30, 2012 was $1.6 million versus $0.5 million for the corresponding 2011 period. This change was due primarily to favorable interest income and other miscellaneous items over the corresponding period in 2011.

Income Tax Expense

The effective income tax rate for the first nine months of 2012 was 25.1% compared to 23.7% for the first nine months of 2011. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by $4.5 million of net tax benefits recorded during third quarter 2012 related principally to the release of various tax reserves for uncertain domestic tax positions due to the expiration of the statute of limitations related to the 2008 tax year, as well as $94.7 million in pre-tax charges ($73.6 million after taxes) associated with our exit of the phosphorous flame retardants business in the second quarter of 2012.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $29.2 million for the nine-month period ended September 30, 2012 compared to $37.1 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures Nippon Ketjen Company Limited, FCC SA and Stannica, as well as our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the nine-month period ended September 30, 2012, net income attributable to noncontrolling interests was $12.9 million compared to $23.6 million in the same period last year. This decrease of $10.7 million was due primarily to lower year-over-year profitability from our consolidated joint venture JBC based on lower demand for the products in our bromine portfolio.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $245.0 million in the nine-month period ended September 30, 2012, from $336.8 million in the nine-month period ended September 30, 2011, primarily due to restructuring and other charges in 2012, impacts of lower volumes, unfavorable foreign currency impacts, lower pricing including impacts from both volatility in metals surcharges and related cost impacts in refinery catalysts (particularly rare earths), higher R&D costs and lower equity in net income of unconsolidated investments. These impacts were partly offset by lower S&A costs, lower interest and financing expenses, higher other income, net, lower income tax expense and lower net income attributable to noncontrolling interests.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$692,139	33.6%	$792,604	36.7%	(13)%
Catalysts	773,867	37.6%	827,339	38.3%	(6)%
Fine Chemistry	591,818	28.8%	541,672	25.0%	9%

Total net sales	$2,057,824	100.0%	$2,161,615	100.0%	(5)%

Segment operating profit:
Polymer Solutions	$157,487	22.8%	$203,900	25.7%	(23)%
Catalysts	185,656	24.0%	209,251	25.3%	(11)%
Fine Chemistry	135,543	22.9%	111,387	20.6%	22%

Total segment operating profit	478,686		524,538		(9)%

Equity in net income of unconsolidated investments:
Polymer Solutions	4,957		6,496		(24)%
Catalysts	24,276		30,796		(21)%
Fine Chemistry	—		—		—%
Corporate & other	—		(174)		(100)%

Total equity in net income of unconsolidated investments	29,233		37,118		(21)%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(1,255)		(9,200)		(86)%
Catalysts	—		—		—%
Fine Chemistry	(11,577)		(14,439)		(20)%
Corporate & other	(20)		57		*

Total net income attributable to noncontrolling interests	(12,852)		(23,582)		(46)%

Segment income:
Polymer Solutions	161,189	23.3%	201,196	25.4%	(20)%
Catalysts	209,932	27.1%	240,047	29.0%	(13)%
Fine Chemistry	123,966	20.9%	96,948	17.9%	28%

Total segment income	495,087		538,191		(8)%

Corporate & other	(48,466)		(72,889)		(34)%
Restructuring and other charges	(101,211)		—		*
Interest and financing expenses	(25,134)		(28,576)		(12)%
Other income, net	1,564		534		193%
Income tax expense	(76,804)		(100,423)		(24)%

Net income attributable to Albemarle Corporation	$245,036		$336,837		(27)%

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

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Total segment operating profit	$478,686	$524,538
Add (less):
Corporate & other(a)	(48,446)	(72,772)
Restructuring and other charges	(101,211)	—

GAAP Operating profit	$329,029	$451,766

Total segment income	$495,087	$538,191
Add (less):
Corporate & other	(48,466)	(72,889)
Restructuring and other charges	(101,211)	—
Interest and financing expenses	(25,134)	(28,576)
Other income, net	1,564	534
Income tax expense	(76,804)	(100,423)

GAAP Net income attributable to Albemarle Corporation	$245,036	$336,837

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(20) and $(117) for the nine-month periods ended September 30, 2012 and 2011, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the nine-month period ended September 30, 2012 were $692.1 million, down $100.5 million, or 13%, compared to the same period in 2011, due primarily to the impact of lower volumes of 12%, mainly in our flame retardants businesses (mainly brominated flame retardants), due to volume softness resulting from end market buying patterns we believe are in response to the continued uncertainties in the global economic environment (as well as approximately $15 million in unfavorable year over year net sales decline from our phosphorous flame retardants business which we announced our exit from second quarter of 2012). This volume decline was partly offset by overall improved pricing of 1% (mainly in flame retardants) while foreign currency impact was unfavorable 2%. Our stabilizers and curatives business showed favorable volume impacts in the first nine months of 2012 compared to the first nine months of 2011, partly offset by unfavorable pricing. Segment income for Polymer Solutions was down 20%, or $40.0 million, to $161.2 million for the nine-month period ended September 30, 2012 versus the same period in 2011, due mainly to the volume declines noted above, unfavorable foreign currency impacts and higher manufacturing spending, partly offset by favorable pricing. Further, Polymer Solutions segment results for the first nine months of 2012 were also unfavorably impacted by higher SG&A/R&D spending for the segment of $1.7 million (including favorable currency impacts) as well as lower equity in net income from our unconsolidated investment in Magnifin of $1.5 million compared to the corresponding period in 2011. These unfavorable results were offset in part by $7.9 million in lower net income attributable to noncontrolling interests in our JBC joint venture.

Catalysts

Catalysts segment net sales for the nine-month period ended September 30, 2012 were $773.9 million, a decrease of $53.5 million, or 6%, versus the nine-month period ended September 30, 2011. This decrease was due mainly to unfavorable pricing of 3% (primarily due to lower metals surcharges in refinery catalysts, partly offset by improved pricing in PCS), lower volume impacts of 2% due mainly to a mix shift from HPC and alternative fuels to FCC refinery catalysts compared to the prior year contributing unfavorable sales mix impact despite overall higher volumes on a combined basis and foreign currency impacts of 1%. Catalysts segment income decreased 13%, or $30.1 million, to $209.9 million for the nine-month period ended September 30, 2012 in comparison to the nine-month period ended September 30, 2011. This decrease was due primarily to lower volumes, unfavorable pricing impacts from both volatility in metals surcharges and related cost impacts in refinery catalysts, higher manufacturing and SG&A spending and unfavorable foreign currency impacts, partly offset by improved pricing in PCS. Also, Catalysts segment income for the first nine months of 2012 was unfavorably impacted by year-over-year declines in equity in net income from unconsolidated investments of $6.5 million, resulting mainly from unfavorable year-over-year performance in its refinery catalysts joint ventures Nippon Ketjen, FCC SA and Stannica.

Fine Chemistry

Fine Chemistry segment net sales for the nine-month period ended September 30, 2012 were $591.8 million, an increase of $50.1 million, or 9%, versus the nine-month period ended September 30, 2011. This increase was primarily attributable to favorable volume impacts of 9% as well as improved pricing of 1%, partly offset by unfavorable foreign currency impacts of 1%. Segment income for the nine-month period ended September 30, 2012 was $124.0 million, up 28% from the corresponding period in 2011. These improved results were due mainly to improved volumes and pricing in the segment, particularly in our services and intermediates businesses, offset in part by increases in manufacturing spending, higher variable input costs and unfavorable impacts from foreign currency. Also, Fine Chemistry segment income results were unfavorably impacted by higher SG&A/R&D spending of $4.2 million (including favorable currency impacts), partly offset by lower net income attributable to noncontrolling interests of $2.9 million associated with lower profit results from our JBC joint venture.

Corporate and other

For the nine-month period ended September 30, 2012, our Corporate and other expense was $48.5 million versus $72.9 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs including performance-based incentive compensation, reflected mainly in SG&A expenses. Also, the nine-month period ended September 30, 2012 included favorable incentive compensation accrual adjustments during third quarter of 2012 of approximately $5.4 million based on current estimates of related performance achievement measures and approximately $2.2 million in adjustments associated with incentive compensation forfeitures from employee departures.

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

We are continually focused on working capital efficiency particularly in the areas of accounts receivable and inventory. We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and other investing activities, make pension contributions and make dividend payments for the foreseeable future.

Cash Flow

Our cash and cash equivalents decreased by $66.8 million to $402.6 million at September 30, 2012, down from $469.4 million at December 31, 2011. For the nine-month period ended September 30, 2012, our operations provided $306.5 million of cash flows as compared to $285.5 million for the nine-month period ended September 30, 2011. This increase was primarily due to lower pension and postretirement contributions and an increase in other, net, offset primarily by unfavorable changes in working capital and lower benefits from deferred income taxes during the 2012 period.

The nine-month period ended September 30, 2012 includes charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorous flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. We expect to realize favorable profit impacts from this program beginning in the fourth quarter of 2012 and we expect to fund the majority of the obligations associated with this special charge (expected to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

The nine-month period ended September 30, 2012 also includes a settlement of our supplemental executive retirement plan in connection with the retirement of our former CEO and executive chairman, with cash benefit payments of approximately $14 million reflected in Pension and postretirement contributions.

Combined with cash on hand, our cash from operations for the first nine months of 2012 funded capital expenditures for plant, machinery and equipment of $218.7 million, $22.5 million in loans to our 50% owned joint venture SOCC, repayments of long-term debt of $49.2 million, repurchases of shares of our common stock of $40.5 million, dividends to shareholders of $51.3 million and $9.1 million in withholding taxes paid on stock-based compensation amounts distributed during the period.

At September 30, 2012 and December 31, 2011, our cash and cash equivalents included $352.6 million and $420.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month and nine-month periods ended September 30, 2012, we repatriated approximately $16.5 million and $46.8 million in cash, respectively, as part of these foreign cash repatriation activities. For the three-month and nine-month periods ended September 30, 2011, we repatriated approximately $79.2 million and $98.5 million in cash, respectively, as part of these foreign cash repatriation activities.

Net current assets increased to approximately $1.0 billion at September 30, 2012 from $954.4 million at December 31, 2011. This increase was due primarily to increases in accounts receivable, inventories and other current assets and decreases in accounts payable and income taxes payable, partly offset by an increase in accrued expenses and a decrease in cash and cash equivalents.

Capital expenditures for the nine-month period ended September 30, 2012 of $218.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to range between $275 – $300 million in 2012 for capacity increases, cost reduction and continuity of operations projects.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that we will have the financial flexibility and capability to opportunistically fund future growth initiatives for the remainder of 2012 and into 2013. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided from operations and cash on hand, with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of September 30, 2012, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $750.0 million five-year, revolving, unsecured credit facility, which we refer to as the September 2011 credit agreement. The September 2011 credit agreement matures on September 22, 2016, provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement and provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of September 30, 2012. There were no borrowings outstanding under the September 2011 credit agreement during the nine-month period ended September 30, 2012.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the new credit facility, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in our new credit facility, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of September 30, 2012, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $701.2 million at September 30, 2012, compared to $749.3 million at December 31, 2011. This decrease was mainly attributable to repayments of long-term debt of $49.2 million during the first nine months of 2012. In addition, at September 30, 2012, we had the ability to borrow $750.0 million under our September 2011 credit agreement and $235.1 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $48.8 million at September 30, 2012. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2012 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $20 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $3.0 million to our domestic and foreign pension plans (both qualified and nonqualified) and $14.1 million to our SERP in connection with the retirement of our former CEO and executive chairman during the nine-month period ended September 30, 2012.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $25.1 million at September 30, 2012 and $30.7 million at December 31, 2011. Related assets for corresponding offsetting benefits recorded in Other assets totaled $22.9 million at September 30, 2012 and $21.8 million at December 31, 2011. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2012 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

During the nine months ended September 30, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, SOCC, pursuant to a long-term loan arrangement. The proceeds under this arrangement are for the construction of SOCC’s aluminum alkyls manufacturing facility. Our loan bears quarterly interest at the LIBOR plus 1.275% per annum (1.63% as of September 30, 2012), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021.

Liquidity Outlook

We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and make dividend payments for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and continued unease regarding fallout from the European sovereign debt concerns, particularly relating to Greece and Spain. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.

At September 30, 2012, we had the ability to borrow in excess of $985 million under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $402.6 million as of September 30, 2012, which represents an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

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

We had variable interest rate borrowings of $18.8 million outstanding at September 30, 2012, bearing a weighted average interest rate of 4.19% and representing approximately 3% of our total outstanding debt. A hypothetical 10% change (approximately 42 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of September 30, 2012. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $192.8 million and with a fair value representing a net liability position of $0.4 million at September 30, 2012. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2012, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $10.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of $6.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2012, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At September 30, 2012 and December 31, 2011, we had no natural gas hedge contracts outstanding.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs*
July 1, 2012 to July 31, 2012	183,000	$56.78	183,000	4,602,000

August 1, 2012 to August 31, 2012	282,000	58.10	282,000	4,320,000

September 1, 2012 to September 30, 2012	—	—	—	4,320,000

Total	465,000	$57.58	465,000	4,320,000

*	Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. On February 27, 2008, after 98% of the originally authorized repurchase was executed, our Board of Directors approved an increase to five million shares authorized for repurchase under our stock repurchase plan. Following the repurchase of three million shares of our common stock during the third quarter of 2011, on October 13, 2011, our Board of Directors authorized another increase in the number of shares the Company is permitted to repurchase under the plan up to a maximum of five million shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: October 19, 2012	By:	/s/ SCOTT A. TOZIER
Scott A. Tozier Senior Vice President, Chief Financial Officer and Chief Risk Officer (principal financial officer)