Form 10-K
period 2012-12-31
ALBEMARLE CORP
filed 2013-02-15
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of February 1, 2013: 88,836,443

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5.3 billion based on the reported last sale price of common stock on June 29, 2012, the last business day of the registrant’s most recently completed second quarter.

Documents Incorporated by Reference

Portions of Albemarle Corporation’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K

Year Ended December 31, 2012

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.

Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team, and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

We and our joint ventures currently operate 51 facilities, encompassing production, research and development facilities, and administrative and sales offices in North and South America, Europe, the Middle East, Asia, Africa and Australia. We serve approximately 2,800 customers in approximately 100 countries. For information regarding our unconsolidated joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 51.

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

Polymer Solutions

Our Polymer Solutions segment consists of two product market categories: flame retardants, and stabilizers and curatives.

Flame Retardants. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. Some of the end market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles and foam insulation. We compete in two major fire safety chemistries: brominated and mineral. Our brominated flame retardants include products sold under the Saytex® and EarthwiseTM brands and our mineral-based flame retardants include products such as Martinal® and Magnifin®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.

Stabilizers and Curatives. We produce plastic additives as well as other additives, such as curatives, antioxidants and stabilizers, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our additives products include curatives for polyurethane, polyurea and epoxy system polymerization. This business also produces antioxidants and stabilizers to improve the performance integrity of thermoplastic resins. We are well-positioned for global growth, notably with our leading antioxidant supplier position in the rapidly growing Chinese market.

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

Customers

Our Polymer Solutions segment offers more than 80 products to a variety of end markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, lubricant manufacturers, refiners and other specialty chemical companies.

Albemarle Corporation and Subsidiaries

Sales of Polymer Solutions in Asia are expected to grow long-term due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States (U.S.) and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the U.S., Europe, China and the Middle East. We are now operating two production facilities in China to deliver polymer solutions products to this rapidly growing market.

A number of customers of our Polymer Solutions segment manufacture products for cyclical industries, including the consumer electronics, building and construction, and automotive industries. As a result, demand from our customers in such industries is also cyclical.

Competition

Our Polymer Solutions segment serves the following geographic markets: the U.S., Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the Polymer Solutions marketplace.

Competition also arises from the substitution of different polymers and resin systems in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which is why our product portfolio includes bromine and mineral chemistries that are common in over 70% of end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We offer our basic antioxidant products from lower cost manufacturing sites in China.

We are a market leader in the brominated flame retardants business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd., Industrial Products division, or Israel Chemicals. We are also a market leader in the mineral-based flame retardants business. In our mineral-based flame retardants business, our most significant competitors include J.M. Huber Corporation, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH. We are a significant player in the stabilizers business and our most significant competitors are BASF Corporation, Chemtura Corporation, which has recently announced the sale of its antioxidant and UV stabilizers business to SK Capital, and Songwon Industrial Co., Ltd.

Raw Materials and Significant Supply Contracts

The major raw materials we use in our Polymer Solutions operations are bromine, bisphenol-A, phenol, benzene, caustic soda, alumina trihydrate, polystyrene and isobutylene, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.

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

Catalysts

Our Catalysts segment includes our refinery catalysts and performance catalyst solutions businesses.

Refinery Catalysts. Our two main refinery catalysts businesses are hydroprocessing catalysts (HPC) and fluidized catalytic cracking (FCC) catalysts and additives. HPCs are widely applied throughout the refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. Albemarle continuously seeks to add more value to refinery operations by offering HPCs that meet our customers’ requirements for profitability and performance in the very demanding refining market. FCC catalysts assist in the high yield cracking of less desired refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs. We offer a wide range of HPC products and approximately 50 different FCC catalysts and additives products to our customers.

Albemarle Corporation and Subsidiaries

Performance Catalyst Solutions (PCS). We have three business units in our PCS division: polymer catalysts, chemical catalysts, and electronic materials. We manufacture organometallic co-catalysts (e.g., aluminum, magnesium and zinc alkyls) as well as metallocene components and co-catalysts (e.g., methylaluminumoxane, organoborons, metallocene compounds, and finished polymerization catalysts comprising these products). We also offer finished Single-Site catalysts with or without our proprietary ActivCat® technology and a line of proprietary Ziegler-Natta catalysts under the AdvantageTM brand. Our co-catalysts and finished catalysts are used in our customers’ production of polyolefin polymers. Such polymers are commodity (i.e., Ziegler-Natta polymerization technology-based) and specialty (i.e., Single Site polymerization technology-based) plastics serving a wide variety of end markets including packaging, non-packaging, films and injection molding. Some of our organometallic products are also used in the manufacture of alpha-olefins (i.e., hexene, octene, decene). In electronic materials, we manufacture and sell high purity metal organic products into electronic applications such as the production of light emitting diodes (LEDs) for displays and general lighting, as well as other products used in the production of solar cells. Our chemical catalysts include a variety of catalysts used in the broad chemical industry, for example, catalysts used in the production of ethylene dichloride and methylamines, among others.

Customers

Our Catalysts segment customers include multinational corporations such as ExxonMobil Corporation, Chevron Corporation, TOTAL S.A., Saudi Basic Industries Corporation and INEOS Group Holdings S.A.; independent petroleum refining companies such as Valero Energy Corporation and SK Holdings; and national petroleum refining companies such as Reliance, Petróleo Brasileiro S.A. and Petróleos Mexicanos.

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

Competition

Our Catalysts segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price competition and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development programs, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.

We are a market leader in the HPC, FCC and polyolefin organometallic catalysts markets. Our major competitors in the HPC catalysts market include Criterion Catalysts and Technologies, Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co. and BASF Corporation. Our major competitors in the organometallics market include AkzoNobel and Chemtura Corporation, as well as W.R. Grace & Co. and BASF in the Ziegler-Natta catalysts area. Some of our major catalysts competitors have alliances with global major refiners to facilitate new product development and introduction.

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

We will continue to sell methyl bromide in our current markets as regulations allow. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the U.S., Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency (EPA), the U.S. submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol.

Customers

Our Fine Chemistry segment manufactures more than 100 products, which are used in a variety of end markets. Sales of products and services are mostly to chemical manufacturers and processors (including pharmaceutical and agricultural companies), drilling and oil service companies, beef and poultry processors, water treatment and photographic companies, energy producers and other specialty chemical companies.

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

Albemarle Corporation and Subsidiaries

We are a market leader in the bromine-based product groups and primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals. We are a leading producer of pharmaceutical bulk actives (i.e., ibuprofen and propofol) and we primarily compete with a few major Western competitors, such as BASF Corporation, Lonza, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian sources. We differentiate ourselves from our competitors by developing new, high quality innovative products, offering cost reductions and enhancing the services that we offer.

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

Sales, Marketing and Distribution

We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales personnel around the world who serve numerous additional customers within North America, Europe, the Middle East, India, Asia Pacific, Russia, Africa and Latin America. We also use approximately 90 selected distributors, commissioned sales representatives and specialists in specific market areas, some of which are subsidiaries of large chemical companies.

Research and Development

We believe that in order to generate revenue growth, maintain our margins and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Through research and development, we continue to seek increased margins by introducing value-added products and proprietary processes and innovative green chemistry technologies. Our green chemistry efforts focus on the development of products that benefit society in a manner that minimizes waste and the use of raw materials and energy, avoids the use of toxic reagents and solvents and is produced in safe, environmentally friendly manufacturing processes. Green chemistry is encouraged with our researchers through periodic focus group discussions and special rewards and recognition for outstanding new green developments.

Our research and development efforts support each of our business segments. The focus of research in Polymer Solutions is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators and original equipment manufacturers but which also have superior toxicological and environmental profiles, such as our newly commercialized GreenarmorTM flame retardant product, that are greatly enhanced in both end product performance and environmental responsibility. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value-added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.

Catalysts research is focused on the needs of our refinery catalysts customers, our performance catalysts customers and developing metal organics for LED and other electronic applications. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the performance catalysts area, we are focused primarily on catalysts, co-catalysts and finished catalysts systems for polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers as well as metal organics for electronic customers.

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

We have recognized research and development expenses of $78.9 million, $77.1 million, and $58.4 million in 2012, 2011 and 2010, respectively.

Albemarle Corporation and Subsidiaries

Intellectual Property

Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2012, we owned approximately 1,700 active U.S. and foreign patents and approximately 1,400 pending U.S. and foreign patent applications. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.

Regulation

Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2012 with an occupational injury and illness rate of 0.23 for Albemarle employees and nested contractors, down from 0.29 in 2011.

Our business and our customers also may be subject to significant requirements under the European Community Regulation for the Registration, Evaluation and Authorization of Chemicals (REACH). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern—such as Carcinogenic, Mutagenic and Reprotoxic (CMRs); Persistent, Bioaccumulative and Toxic (PBTs); very Persistent, very Bioaccumulative (vPvB); and endocrine disruptors—will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. In 2009, one of our products was designated by European regulators as a Substance of Very High Concern under authorization, Hexabromocyclododecane (HBCD). Our sales of HBCD approximated 1.9%, 2.1% and 1.2% of our total annual net sales in 2012, 2011 and 2010, respectively. In 2012, another of our products, decabromodiphenyl ether (decaBDE) similarly was nominated as a Substance of Very High Concern. Our sales of decaBDE approximated 0.7%, 0.7% and 1.1% of our total annual net sales in 2012, 2011, and 2010, respectively. In accordance with our voluntary commitment announced in 2009, Albemarle ceased production of decaBDE effective at the end of 2012.

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

Recently, there has been increased scrutiny of certain brominated flame retardants by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation or reaction in our markets, independent of regulation.

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

Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. We may have liability as a potentially responsible party (PRP) with respect to active off-site locations under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements, which would provide for payment of our allocable share of remediation costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of

Albemarle Corporation and Subsidiaries

remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under CERCLA and equivalent state statutes may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed below. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.

We use and generate hazardous substances and wastes in our operations and may become subject to claims for personal injury and/or property damage relating to the release of such substances into the environment. In addition, some of our current properties are, or have been, used for industrial purposes, which could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. While we conduct our operations so as to minimize the risk of incurring such losses, the nature of our business and the types of operations in which we engage create a potential for such losses to occur. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of production, pollution and other environmental damages. Depending on the frequency and severity of such incidents, it is possible that the Company’s operating costs, insurability and relationships with customers, employees and regulators could be impaired. In particular, our customers may elect not to purchase our product if they view our safety record as unacceptable. This could also cause us to lose customers and substantial revenues. However, we believe that the likelihood of an environmental-related catastrophic occurrence or a series of occurrences that could materially affect the Company’s financial position or competitiveness is low.

We record accruals for environmental and asset retirement obligation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 48.

Climate Change

The growing concerns about climate change and the related imposition by governments of more stringent regulations may provide us with new or expanded business opportunities. The Company seeks to capitalize on the “green revolution” by providing solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids and others), emission control technologies (including mercury emissions) and other similar solutions. As demand for, and legislation mandating or incentivizing the use of alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to monitor the market and offer solutions where we have appropriate technology and believe we are well positioned to take advantage of opportunities that may arise if new legislation is enacted. See page 15 for further discussion on climate change in Item 1A. Risk Factors.

Albemarle Corporation and Subsidiaries

Recent Acquisitions and Joint Ventures

Over the last three years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. Following is a summary of our acquisitions and joint ventures during recent years.

On May 11, 2011, we announced that we had expanded our presence in the biofuels market with the acquisition of Catilin Inc., based in Ames, Iowa.

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

On September 13, 2010, we announced the purchase of certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (TMG) manufacturing site. The site will effectively mirror Albemarle’s world scale metallocene polyolefin catalyst and TMG capabilities located in Baton Rouge, Louisiana. Production of metallocene polyolefin catalysts and co-catalysts is expected to begin in the first half of 2013 and production of TMG is expected to begin in late 2013.

On October 27, 2009, we entered into an agreement with Ibn Hayyan Plastic Products Company (TAYF), an affiliate of Saudi Basic Industries Corporation (SABIC), to form a joint venture called Saudi Organometallic Chemicals Company (SOCC). Under the terms of the joint venture agreement, the two parent companies will build a world-scale organometallics production facility strategically located in the Arabian gulf industrial city of Al-Jubail. This facility is expected to be operational in early 2013.

Employees

As of December 31, 2012, we had 4,304 employees of whom 2,156, or 50%, are employed in the U.S.; 1,150, or 27%, are employed in Europe; 613, or 14%, are employed in Asia and 385, or 9%, are employed in the Middle East. Approximately 17% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters-Industrial Trades Division (IBT); and

•

Pasadena, Texas—USW; Sheet Metal Workers International Association (SMWIA); United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry (UAJAPPI); and International Brotherhood of Electrical Workers (IBEW).

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 19 years. Bargaining agreements expire at our Orangeburg, South Carolina location in 2013, our Pasadena, Texas location in 2014 and our Baton Rouge, Louisiana location in 2015.

We have two works councils representing the majority of our European sites—Amsterdam, the Netherlands and Bergheim, Germany—covering approximately 900 employees. In addition, we have approximately 14 employees at our manufacturing facility in Avonmouth, United Kingdom that are represented by unions through a current collective bargaining agreement. We believe that we have a generally good relationship with these councils and bargaining representatives. During 2012, we recorded workforce reduction charges of approximately $21.6 million in connection with our exit of the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. During 2010, approximately $6.6 million of workforce reduction charges were recorded related to a restructuring program at our Bergheim, Germany location.

Available Information

Our internet website address is http://www.albemarle.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Albemarle.

Albemarle Corporation and Subsidiaries

Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit, Health, Safety and Environmental, Executive Compensation, and Nominating and Governance Committees are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801, or by calling (225) 388-8011.

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

A global economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to global economic downturns (including credit market tightness which can impact our liquidity as well as our customers and suppliers), declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates and other challenges that can affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers can delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to us. If the current weakness in much of the global economy continues for an extended period or deepens significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

In the U.S., absent further Congressional action, an automatic reduction in federal spending, or “sequestration” is to be triggered pursuant to the Budget Control Act of 2011, which, combined with the expiration of certain tax cuts on December 31, 2012, has typically been known as the “Fiscal Cliff.” While Congress did agree to a package of tax and federal spending proposals in January 2013, these did not eliminate the “sequestration” threat, but moved it back to March 1, 2013. If Congress resolves the Fiscal Cliff through changes within the corporate tax structure, this could result in an increase of our effective tax rate, which could adversely impact our results of operations, financial condition and cash flows. Moreover, if the U.S. Federal Reserve Bank decided to tighten monetary supply in response to congressional action or inaction regarding the Fiscal Cliff, we may incur increased borrowing costs as our interest rates could increase on our variable rate credit facilities, when our various credit facilities mature or when we refinance maturing fixed rate debt obligations.

Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, could have a material adverse effect on the margins of our products.

Our raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by significantly tighter market conditions and major increases in the pricing of basic building blocks for our products such as crude oil, chlorine and metals (including molybdenum and rare earths which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to efficiently and effectively pass through price increases, or inventory impacts resulting from price volatility, could adversely affect our margins. In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of critical raw materials could disrupt production and adversely affect the performance of our business.

We face competition from other specialty chemical companies, which places downward pressure on the prices and margins of our products.

We operate in a highly competitive marketplace, competing against a number of domestic and foreign specialty chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply and responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could affect our margins and profitability adversely. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.

Albemarle Corporation and Subsidiaries

Albemarle’s brands, product image and trademarks represent the unique product identity of each of our products and are important symbols of the Company’s reputation. Accordingly, the performance of our business could be adversely affected by any marketing and promotional materials used by our competitors that make false or unsubstantiated claims, implies immoral or improper conduct or is otherwise disparaging to our Company or its products. Further, our own actions could hurt such brands, product image and trademarks if our products underperform or we otherwise draw negative publicity.

Downturns in our customers’ cyclical industries could adversely affect our sales and profitability.

Downturns in the businesses that use our specialty chemicals will adversely affect our sales. Many of our customers are in industries, including the electronics, building and construction and automotive industries, that are cyclical in nature and sensitive to changes in general economic conditions. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. A decline in economic conditions in our customers’ cyclical industries may have a material adverse effect on our sales and profitability.

Our results are subject to fluctuation because of irregularities in the demand for our HPC catalysts and certain of our agrichemicals.

Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to three years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units and may vary materially by quarter. In addition, the timing and profitability of HPC catalysts sales can have a significant impact on revenue and profit in any one quarter. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on climate and other environmental conditions, which may prevent or reduce farming for extended periods. In addition, crop pricing and timing of when farms alternate from one crop to another crop in a particular year can also alter sales of agrichemicals.

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

We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages and we may be required to change our processes, redesign our products partially or completely, pay to use the technology of others, stop using certain technologies or stop producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

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

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any cyber-security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result.

Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.

We conduct a substantial portion of our business outside of the U.S. We and our joint ventures currently have 34 facilities located outside the U.S., including facilities and offices located in Austria, Australia, Belgium, Brazil, France, Germany, Hungary, India, Italy, Japan, Jordan, Korea, the Netherlands, the People’s Republic of China, Russia, Saudi Arabia, Singapore, United Arab Emirates and the United Kingdom. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

•	foreign countries may adopt other restrictions on foreign trade or investment, including currency exchange controls;

Albemarle Corporation and Subsidiaries

•	trade sanctions could result in losing access to customers and suppliers in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	compliance with anti-bribery and anti-corruption laws may be costly;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises; and

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

Albemarle Corporation and Subsidiaries

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

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there has been increasing concern regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. For example, some of our operations are within jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions. Potentially, some form of U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation. In addition, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol expired in 2012. A successor global policy framework is under negotiation (the Doha climate change talks) but is not yet accepted by all countries. The outcome of new legislation in the U.S. and other jurisdictions in which we operate may result in new or additional regulation, additional charges to fund energy efficiency activities or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect us.

Regulation, or the threat of regulation, of some of our products could have an adverse effect on our sales and profitability.

We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, for many years we have marketed methyl bromide, a chemical that is particularly effective as a soil fumigant. In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulations prompted by findings regarding the chemical’s potential to deplete the ozone layer. Completion of the phase-out of methyl bromide as a fumigant took effect January 1, 2005 with critical uses allowed on an annual basis until feasible alternatives are available.

Albemarle Corporation and Subsidiaries

Recently, there has been increased scrutiny of certain brominated flame retardants by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.

In 2009, one of our products, HBCD, was designated by European regulators as a Substance of Very High Concern. In February 2011, the European Union included HBCD on a list of substances published under Annex XIV of the REACH regulation. Our expectation is that the sale of HBCD could be banned in Europe under the REACH process in 2015. Also, the Persistent Organic Pollutants Review Committee, a scientific body to the Stockholm Convention on Persistent Organic Pollutants (POPs), recommended in October 2012 that HBCD be banned under the Convention, with certain uses exempted to allow time for the development of alternative products. Our sales of HBCD approximated 1.9%, 2.1%, and 1.2% of our total annual net sales in 2012, 2012 and 2010, respectively.

In 2012, another one of our products, decaBDE, similarly was nominated in Europe as a Substance of Very High Concern. Our sales of decaBDE approximated 0.7%, 0.7% and 1.1% of our total annual net sales in 2012, 2011, and 2010, respectively. In accordance with our voluntary commitment announced in 2009, Albemarle ceased production of decaBDE effective at the end of 2012.

Agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants such as tetrabromobisphenol A and decabromodiphenylethane, both of which we manufacture. Additional government regulations, including limitations or bans on the use of brominated flame retardants, would likely result in a decline in our net sales of brominated flame retardants and have an adverse effect on our sales and profitability. In addition, the threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment could lead to a negative reaction in our markets that could reduce or eliminate our markets for these products, which could have an adverse effect on our sales and profitability.

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

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

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

Albemarle Corporation and Subsidiaries

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

We continually assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility. We also have shared services agreements at several of our plants and if such agreements are terminated or revised, we would assess and potentially adjust our manufacturing operations. The closure or divestiture of all or part of a manufacturing plant or facility could result in future charges that could be significant.

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

As of December 31, 2012, we had 4,304 employees. Approximately 17% of our 2,156 U.S. employees are unionized. Our collective bargaining agreements expire in 2013, 2014 and 2015. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.

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

Albemarle Corporation and Subsidiaries

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

During 2011 and 2010, we made voluntary contributions of $50.0 million and $70.0 million to our U.S. qualified defined benefit pension plans, respectively. We anticipate that the funded status of each of our U.S. qualified defined benefit pension plans will be 100% in 2013 and, therefore, the plans should not be subject to benefit limitations in conjunction with the Pension Protection Act of 2006. Additional voluntary pension contributions in and after 2013 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.

Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the U.S. and throughout the world. As a result, we are subject to existing federal rules and regulations (and may be subject to additional legislation or regulations in the future) that impose site security requirements on chemical manufacturing facilities, which increase our overhead expenses.

We are also subject to federal regulations that have heightened security requirements for the transportation of hazardous chemicals in the U.S. We believe we have met these requirements but additional federal and local regulations that limit the distribution of hazardous materials are being considered. We ship and receive materials that are classified as hazardous. Bans on movement of hazardous materials through cities, like Washington, D.C., could affect the efficiency of our logistical operations. Broader restrictions on hazardous material movements could lead to additional investment to produce hazardous raw materials and change where and what products we manufacture.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt depends on a range of economic, competitive and business factors, many of which are outside our control. Based on a weighted average interest rate of 4.7% and outstanding borrowings at December 31, 2012 of $699.3 million, our annual interest expense would be approximately $32.9 million. A hypothetical 10% increase in the average interest rate applicable to the variable portion of such borrowings would change our annualized interest expense by less than $0.1 million. Our business may not generate sufficient cash flow from operations to service our debt obligations. If we are unable to service our debt obligations, we may need to refinance all or a portion of our

Albemarle Corporation and Subsidiaries

indebtedness on or before maturity, reduce or delay capital expenditures, sell assets or raise additional equity. We may not be able to refinance any of our indebtedness, sell assets or raise additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could have a material adverse effect on our business and financial condition.

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

Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrading would likely increase our cost of future financing, could limit our access to the capital markets and have an adverse effect on the market price of our securities.

Because a significant portion of our operations is conducted through our subsidiaries and joint ventures, our ability to service our debt is largely dependent on our receipt of distributions or other payments from our subsidiaries and joint ventures.

A significant portion of our operations is conducted through our subsidiaries and joint ventures. As a result, our ability to service our debt is partially dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of non-U.S. subsidiaries or joint ventures to remit money to us.

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

We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained, effectively used and are adequate to operate our business. During 2012, the Company’s manufacturing plants operated at approximately 65% capacity in the aggregate.

Set forth below is information at December 31, 2012 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased
Ames, Iowa	Research and development of heterogeneous biodiesel catalysis	Leased
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Avonmouth, United Kingdom	Production of flame retardants	Owned; on leased land

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Principal executive offices	Leased

Beijing, China	Regional sales and administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Bitterfeld, Germany	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Budapest, Hungary	Regional shared services office	Leased

Dalian, China	Regional shared services office	Leased

Dubai, United Arab Emirates	Regional sales and administrative offices	Leased

Houston, Texas	Regional sales and administrative offices	Leased

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Jubail, Saudi Arabia	Manufacturing and marketing of organometallics	Owned; Albemarle Netherlands BV and Saudi Specialty Chemicals Company (a SABIC affiliate) each owns 50% interest

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Mobile, Alabama	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture in which we and PMC Group Inc. each own a 50% interest

Moscow, Russia	Regional sales and administrative offices	Leased

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased

Nevada, Iowa	Research and development of heterogeneous biodiesel catalysis	Leased

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemistry products, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin Magnesiaprodukte GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Seoul, South Korea	Regional sales and administrative offices	Leased

Shandong, China	Regional sales and administrative offices	Owned by Shandong Sinobrom, a joint venture in which we own a 75% interest, and Weifang Rui Yin Investment Management and Consultancy Co. Ltd., owns a 25% interest

Shanghai, China	Regional sales and administrative offices	Leased

Singapore	Regional sales and administrative offices	Leased

South Haven, Michigan	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taipei, Taiwan	Regional sales and administrative office	Leased

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Tokyo, Japan	Regional sales and administrative offices	Leased

Tokyo, Japan	Administrative offices	Leased by Nippon Ketjen Co., Ltd., a joint venture 50% owned by each of Sumitomo Metal Mining Co. Ltd. and us

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased

Tokyo, Japan	Regional sales and administrative offices	Leased by Nippon Aluminum Alkyls, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Yeosu, South Korea	Research and product development activities/small scale production of catalysts and catalyst components	Owned

Item 3.	Legal Proceedings.

On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations involve (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Not applicable.

Albemarle Corporation and Subsidiaries

Executive Officers of the Registrant.

The names, ages and biographies of our executive officers and certain other officers as of February 12, 2013 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 7, 2013).

Name	Age	Position

Luther C. Kissam, IV	48	Chief Executive Officer and Director

Karen G. Narwold	53	Senior Vice President, General Counsel and Corporate Secretary

Scott A. Tozier	47	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Chief Risk Officer

Susan Kelliher	46	Senior Vice President, Human Resources

David W. Clary	53	Vice President, Chief Sustainability Officer

Nicole C. Daniel	44	Vice President, Deputy General Counsel, Chief Compliance Officer and Assistant Corporate Secretary

Richard G. Fishman	60	Vice President, Treasurer and Chief Tax Counsel

Ronald R. Gardner	61	Vice President

Matthew K. Juneau	52	Vice President, Polymer Solutions

Donald J. LaBauve, Jr.	46	Vice President, Corporate Controller

Scott Martin	55	Vice President, Fine Chemistry

Amy Hebert Motto	40	Vice President, Catalysts

Anthony S. Parnell	53	Vice President, Global Supply Chain

Ronald C. Zumstein	51	Vice President, Manufacturing

Luther C. Kissam, IV was elected to our Board of Directors on November 2, 2011 and as our Chief Executive Officer effective September 1, 2011. Previously, Mr. Kissam served as President from March 15, 2010 until March 1, 2012, Executive Vice President, Manufacturing and Law and Secretary from May 2009 until March 15, 2010, and as Senior Vice President, Manufacturing and Law and Corporate Secretary from January 8, 2008 until May 2009. Mr. Kissam joined us in September 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 16, 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).

Karen G. Narwold joined us in September of 2010, as Senior Vice President and General Counsel of Albemarle. Ms. Narwold also serves as our Corporate Secretary. Ms. Narwold has over 20 years of legal, management and business experience with global industrial and chemical companies. After five years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Ms. Narwold resigned from Barzel in November 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code. Prior to joining Albemarle, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies.

Scott A. Tozier was elected as our Senior Vice President and Chief Financial Officer effective January 31, 2011. Mr. Tozier also serves as our Chief Accounting Officer and our Chief Risk Officer. Mr. Tozier has over 20 years of diversified international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc.

Susan Kelliher joined us in March of 2012, as Senior Vice President, Human Resources. Ms. Kelliher has over twenty years of human resources experience, having most recently served at Hewlett Packard as Vice President, Human Resources—Global Sales and Enterprise Marketing from April 2010 to February 2012, and as Vice President, Human Resources—Imaging and Printing Group from

Albemarle Corporation and Subsidiaries

September 2007 to April 2010. Prior to joining Hewlett Packard, she was the Vice President of Human Resources for Cymer, Inc., the world’s leading supplier of deep ultraviolet illumination sources. Prior to that, Ms. Kelliher served in various executive and managerial human resources positions at The Home Depot, Inc., Raytheon Company, YUM! Brands’ Pizza Hut division, beginning her career at Mobil Oil.

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

Nicole C. Daniel serves as Vice President, Deputy General Counsel, Chief Compliance Officer and Assistant Corporate Secretary. Ms. Daniel has also held the positions of Corporate Secretary and Director, Investor Relations at Albemarle. Ms. Daniel joined Albemarle in November 2002 as Associate Counsel. In March 2010, Ms. Daniel assumed the role of Chief Compliance Officer, where she oversees the Company’s global corporate compliance initiatives.

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

Ronald R. Gardner currently serves as a Vice President at Albemarle. Mr. Gardner previously served as Vice President, Fine Chemistry from January 2007 to February 2012, and prior to that as Divisional Vice President, Performance Chemicals since 2002, and Business Director, Bromine and Derivatives (including Jordan Bromine start up and integration) since 2001. Previously, he worked in research and development, manufacturing, international distribution, project management and international business management (including a five year assignment in Europe) since joining the Company and Ethyl Corporation in May 1973.

Matthew K. Juneau was elected Vice President, Polymer Solutions effective March 1, 2012. Previously, Mr. Juneau served as Vice President, Global Sales and Services since May 2009, and prior to that as Division Vice President of our performance chemicals business in the Fine Chemistry division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.

Donald J. LaBauve Jr. was elected Vice President, Corporate Controller effective February 12, 2013, after having previously served as Vice President, Finance - Business Operations since April 2009. Mr. LaBauve served as Chief Financial Officer, Fine Chemistry from April 2007 until April 2009, and prior to that time held the role of Controller, Polymer Solutions from January 2006 through March 2007. Since joining the Company as Ethyl Corporation in April 1990, Mr. LaBauve has held various staff and leadership positions of increasing responsibility within the finance function, including an assignment to our European headquarters in Belgium in April 2000 where he held the regional finance leadership role from July 2002 through June 2005.

Scott Martin was elected Vice President, Fine Chemistry effective March 1, 2012. Previously, he served as Division Vice President of HPC Catalysts from August 2009 to February 2012, and as Division Vice President of FCC Catalysts from January 2008 until July 2009. Mr. Martin came to Albemarle in 2001 as part of the ChemFirst acquisition.

Amy Hebert Motto was elected Vice President, Catalysts effective June 11, 2012. Previously, Ms. Motto served as Division Vice President of PCS from July 2008 to June 2012 where she led the redefinition of the organometallics business into the current PCS division, and as Global Business Director, Chemical Catalysts from January 2008 until June 2008. Ms. Motto joined the company in 1995.

Anthony S. Parnell was elected Vice President, Global Supply Chain effective March 1, 2012. Previously, he served as Vice President, Polymer Solutions since May 2009, and prior to that as Vice President, Global Sales, Service and Operations Planning since January 2007. Prior to that, Mr. Parnell served as Vice President, Americas Sales Operations since 2002, and was Managing Director of our European operations from 1996 until 2002. He previously served in various commercial leadership positions at the Company and Ethyl Corporation since 1982.

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

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2011
First Quarter	$60.70	$52.64	$0.165
Second Quarter	$71.79	$56.28	$0.165
Third Quarter	$71.21	$39.76	$0.165
Fourth Quarter	$56.92	$38.02	$0.175

2012
First Quarter	$68.51	$52.27	$0.20
Second Quarter	$67.14	$55.86	$0.20
Third Quarter	$62.34	$50.88	$0.20
Fourth Quarter	$62.51	$51.77	$0.20

There were 88,899,209 shares of common stock held by 3,233 shareholders of record as of December 31, 2012. On February 12, 2013, we declared a dividend of $0.24 per share of common stock, payable April 1, 2013.

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs*
October 1, 2012 to October 31, 2012	229,000	$55.67	229,000	4,091,000

November 1, 2012 to November 30, 2012	183,767	56.36	183,767	3,907,233

December 1, 2012 to December 31, 2012	—	—	—	3,907,233

Total	412,767	$55.98	412,767	3,907,233

*	Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. Since then, the Company has regularly repurchased shares under the stock repurchase plan, resulting in the Board of Directors periodically authorizing additional shares for repurchase under the plan. On February 12, 2013, our Board of Directors authorized another increase in the number of shares, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares under the plan, including those shares previously authorized, but not yet repurchased. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.

Albemarle Corporation and Subsidiaries

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2007 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6.	Selected Financial Data.

The information for the five years ended December 31, 2012, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

The following is a discussion and analysis of results of operations for the years ended December 31, 2012, 2011 and 2010. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 44.

Overview and Outlook

We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our three business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.

Albemarle Corporation and Subsidiaries

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

2012 Highlights

•

On January 18, 2012, we announced the formation of our Electronic Materials business unit. This new business unit, which is a subgroup of Albemarle’s PCS division, provides electronic-grade metal organics to the rapidly expanding LED, compound semiconductor, and solar panel markets.

•

On January 25, 2012, we announced the successful completion of finished polyolefin catalysts production expansion activities at our Process Development Center in Baton Rouge, Louisiana in response to the growing demand for finished single site catalysts used in the polyolefin industry, including Albemarle’s ActivCat® technology.

•

On April 12, 2012, we announced the expansion of our EarthwiseTM platform of sustainable products by introducing a new polymeric flame retardant for use in extruded and expanded polystyrene applications. The polymeric fire safety solution will be marketed under the trade name GreenCrestTM and will be manufactured at the Company’s Orangeburg, South Carolina plant. This new technology, licensed from a subsidiary of the Dow Chemical Company, is expected to be commercialized in 2014.

•

On May 17, 2012, we announced our plan to exit the phosphorus flame retardants business (part of our Polymer Solutions business segment), resulting in the cessation of operations at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. For the full year 2012, we recorded a charge of $100.8 million ($76.1 million after income taxes) in connection with the exit of this business. In December 2012, we completed the sale of our Nanjing, China manufacturing site.

•	On June 26, 2012, we announced the expansion of the active pharmaceutical manufacturing facility at our South Haven, MI plant.

•

In August 2012, we announced the expansion of our finished catalysts and components facility in Yeosu, Korea. This expansion will be dedicated to producing Albemarle’s PureGrowth products, including high purity trimethyl gallium, triethyl gallium and trimethyl aluminum. Additionally, we announced the grand opening of our new research and operations center at our Yeosu facility.

•

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

•

On November 15, 2012, we announced a change in method of accounting for actuarial gains and losses relating to our global pension and other postretirement benefit (OPEB) plans to a more preferable method in accordance with generally accepted accounting principles (GAAP) in the U.S. This new accounting method, referred to as mark-to-market accounting, was adopted in the fourth quarter 2012 and was retrospectively applied to our financial results for all periods presented in this Annual Report on Form 10-K for the year ended December 31, 2012.

•

On November 16, 2012, we announced the grand opening of a new laboratory facility and expanded applications capabilities at our Process Development Center in Baton Rouge, Louisiana. The new facility consists of a 5,400 square foot state-of-the-art laboratory complex designed to support research and development (R&D) efforts for Albemarle’s rapidly growing polyolefin catalyst portfolio.

•

In December 2012, we announced plans to expand our Fine Chemistry services production capabilities at our Tyrone, Pennsylvania manufacturing site. Also, we announced the expansion of our Orangeburg, South Carolina manufacturing site to occur from 2012 through 2016 which will add facilities to manufacture two new products in the Company’s Fine Chemistry Services business, provide for production of the Company’s GreenCrest™ product offering (our latest addition to the Earthwise™ portfolio of eco-friendly fire safety solutions in the Polymer Solutions business), and include the expansion of our organometallic production unit to support our growing Polymer Catalysts business.

Albemarle Corporation and Subsidiaries

•	We achieved annual earnings of $311.5 million for the year 2012 as compared to $392.1 million for 2011. Our operating results contributed $488.8 million to cash flows from operations in 2012.

•	In the first quarter of 2012, we increased our quarterly dividend for the 18th consecutive year, to $0.20 per share.

•	We repurchased approximately 1.1 million shares of our common stock during 2012 under our existing share repurchase program.

Outlook

Uncertainty regarding the condition of the global economy prevailed over much of 2012 and we expect these uncertainties to continue into 2013. We continue to monitor the economic indicators that generally forecast demand in the end markets that we serve. Some of these key indicators deteriorated in the third quarter of 2012, particularly in the electronics and European construction sectors, and signaled the continued slowing over the second half of 2012 which adversely impacted our top line performance as well as our profitability as we ran our production assets at rates lower than recent levels. Despite these current trends, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that when the end markets we serve begin to stabilize and resume growth, our businesses will be ready to respond quickly to the improved market conditions and new business opportunities.

Polymer Solutions: Year-over-year volume softness unfavorably impacted our net sales and profitability for 2012 versus the corresponding period of 2011, which we believe was attributable to end market response to continuing global economic challenges. We are closely monitoring customer order patterns and other key indicators in our business during this period, some of which show trends that indicate the current pace of business could continue into 2013. These trends, should they continue, will likely have adverse impacts on our net sales and profitability into 2013, including impacts from operating our production assets below optimum levels.

Despite these current trends and concerns, we believe that the combination of solid, long-term business fundamentals with our competitive position, product innovations and effective management of raw material inventory inflation will enable our business to manage through these periods of end market challenges and to capitalize on opportunities that will come with a sustained economic recovery. Further, we believe our position has been strengthened by our recent exit from the phosphorus flame retardants business, which should yield improvements in our future profitability.

On a long-term basis, we continue to believe that improving global standards of living and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facilities in China positioning us well for growth in the Asia region. Although we have elected to delay the expansion of our flame retardant production capacity at our JBC joint venture in Safi, Jordan based on current bromine balances and end market demand, we remain well-positioned to meet future demand as global economic growth and global bromine supply/demand dynamics warrant the resumption of this expansion.

Catalysts: Lower metals surcharges and unfavorable foreign currency effects have resulted in overall lower year-over-year net sales for our Catalysts segment during 2012; however, the long-running global trends driving fundamental demand for refinery and polymer catalysts remain strong. We have seen significant declines in metals surcharges, especially rare earths, relative to levels in 2011. As a result of these declines, our FCC business faced significant headwinds toward achieving net sales performance comparable with 2011, as well as unfavorable profitability impacts which we believe will continue through the first half of 2013. However, our volumes in refinery catalysts (mainly HPC) and in our PCS division finished 2012 with solid performance to partially offset these headwinds and will position us for continued growth in 2013.

On a longer term basis, we believe increased global demand for petroleum products and implementation of more stringent fuel quality requirements will drive growth in our refinery catalysts business. In addition, we expect growth in our PCS division to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East, as well as from the LED market, driven by energy efficiency demands.

New market penetration and introduction of innovative cost-effective products for the refining and polyolefins industries continue to provide benefits. We believe our focus on advanced product development in Catalysts positions us well for commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners, as well as offering advanced Ziegler-Natta catalysts to our polyolefin customers. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market.

Albemarle Corporation and Subsidiaries

We expect to leverage our existing positions in the Middle East and Asia to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, expected to be operational in early 2013, positions us to lead in the fast-growing Middle East polyolefins catalysts market. Construction at our Yeosu, South Korea site is progressing well, where lab and pilot plant assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin markets. The commercial facility is expected to be operational in the first half of 2013 to meet regional growth in metallocene polyolefins markets.

Fine Chemistry: In our Fine Chemistry segment, we saw positive year-over-year net sales and income growth overall during 2012 as a result of volume growth primarily in custom services and in performance chemicals. This segment continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment—maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.

In our performance chemicals sector, our completion fluids business showed signs of strengthening drilling activity during the second half of 2012 (especially in the U.S. Gulf of Mexico and in the Middle East). Additionally, we remain encouraged by long-term regulatory drivers in the U.S., and by the recent agreement among parties to the UNEP Minamata Convention to move forward with globally binding standards for control of mercury emissions. We are positioned to provide this market and other high-growth bromine and derivatives markets with sensible and sustainable solutions.

On a longer term basis, we are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand. We have commenced an expansion of our bromine and derivatives production capacity (excluding flame retardants) at our JBC joint venture in Safi, Jordan, with commercial completion and start-up of the first two phases of this expansion expected in the first half of 2013.

Our fine chemistry services businesses have delivered strong net sales and profitability during 2012, and opportunities are expanding in the renewables, life sciences and electronic materials markets. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, renewable and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. Our global effective tax rate was 22.0% for 2012, and we expect our global effective tax rate for 2013 to be approximately 25.5%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.

As outlined in our summary of accounting policies, we reflect actuarial adjustments to our pension obligation in Corporate and other as a component of non-operating pension plan costs under mark-to-market accounting. Results for the year ended December 31, 2012 include an actuarial loss of approximately $76 million, as compared to a loss of approximately $92 million for the year ended December 31, 2011.

In the first quarter of 2012, we increased our quarterly dividend payout to $0.20 per share. We repurchased approximately 1.1 million shares of our common stock during 2012 for approximately $64 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis. In the first quarter of 2013, we increased our quarterly dividend payout to $0.24 per share.

We remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint. Additional information regarding our products, markets and financial performance is provided at our web site,www.albemarle.com. Our web site is not a part of this document nor is it incorporated herein by reference.

Albemarle Corporation and Subsidiaries

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying condensed consolidated statements of income. Our year 2012 results reflect our election to change our method of accounting for actuarial gains and losses relating to our global pension and OPEB plans. Also, our results for 2011 and 2010 have been revised, as applicable, for the retrospective application of this change in accounting principle.

Selected Financial Data	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(In thousands, except percentages and per share amounts)
NET SALES	$2,745,420	$2,869,005	$2,362,764	(4)%	21%
Cost of goods sold	1,835,425	1,914,058	1,620,854	(4)%	18%

GROSS PROFIT	909,995	954,947	741,910	(5)%	29%
GROSS PROFIT MARGIN	33.1%	33.3%	31.4%
Selling, general and administrative expenses	313,227	360,070	274,615	(13)%	31%
Research and development expenses	78,919	77,083	58,394	2%	32%
Restructuring and other charges, net	111,685	—	6,958	*	*

OPERATING PROFIT	406,164	517,794	401,943	(22)%	29%
OPERATING PROFIT MARGIN	14.8%	18.0%	17.0%
Interest and financing expenses	(32,800)	(37,574)	(25,533)	(13)%	47%
Other income, net	1,229	357	2,788	*	(87)%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	374,593	480,577	379,198	(22)%	27%
Income tax expense	82,533	104,134	87,756	(21)%	19%
Effective tax rate	22.0%	21.7%	23.1%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	292,060	376,443	291,442	(22)%	29%
Equity in net income of unconsolidated investments (net of tax)	38,067	43,754	37,975	(13)%	15%

NET INCOME	$330,127	$420,197	$329,417	(21)%	28%
Net income attributable to noncontrolling interests	(18,591)	(28,083)	(13,639)	(34)%	106%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$311,536	$392,114	$315,778	(21)%	24%

PERCENTAGE OF NET SALES	11.3%	13.7%	13.4%

Basic earnings per share	$3.49	$4.33	$3.46	(19)%	25%

Diluted earnings per share	$3.47	$4.28	$3.43	(19)%	25%

*	Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2012 to 2011

Net Sales

For the year ended December 31, 2012, we recorded net sales of $2.75 billion, a 4% decrease compared to net sales of $2.87 billion for the corresponding period of 2011. This decrease was due primarily to unfavorable pricing impacts of 3% (mainly lower metals surcharges in refinery catalysts) and unfavorable foreign currency impacts of 1% (mainly the weaker Euro). Volume impacts on our net sales were flat year-over-year, with softness in our brominated flame retardants business and the unfavorable impacts from our phosphorus flame retardant business exit announced in the second quarter of 2012 being fully offset by strong year-over-year volume impacts in our Catalysts and Fine Chemistry segments.

Gross Profit

For the year ended December 31, 2012, our gross profit decreased $45.0 million, or 5%, from the corresponding 2011 period due mainly to overall unfavorable pricing impacts from volatility in both metals surcharges and related cost impacts in refinery catalysts (particularly rare earths), unfavorable foreign currency impacts and unfavorable manufacturing spending, partly offset by favorable overall volume impacts. Additionally, our gross profit for 2012 was impacted by approximately $26.3 million of pension and OPEB costs (including mark-to-market actuarial losses) allocated to cost of goods sold, as compared to $31.7 million in 2011. Overall, these factors contributed to our gross profit margin for the current year of 33.1% , essentially flat with the corresponding period in 2011.

Selling, General and Administrative Expenses

For the year ended December 31, 2012, our selling, general and administrative (SG&A) expenses decreased $46.8 million, or 13%, compared to the year ended December 31, 2011. This decrease was primarily due to lower personnel-related costs (particularly incentive compensation) and other spending as well as favorable impacts from foreign currency. Our SG&A for 2012 was impacted by approximately $51.1 million of pension and OPEB costs (including mark-to-market actuarial losses), as compared to $65.5 million in 2011. Additionally, SG&A for the current year included (a) a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees), and (b) an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.

As a percentage of net sales, SG&A expenses were 11.4% for the year ended December 31, 2012, compared to 12.6% for the corresponding period in 2011.

Research and Development Expenses

For the year ended December 31, 2012, our R&D expenses increased $1.8 million, or 2%, from the year ended December 31, 2011, due mainly to higher spending, partly offset by favorable impacts from foreign currency. As a percentage of net sales, R&D expenses were 2.9% for the 2012 period, compared to 2.7% in 2011.

Restructuring and Other Charges, Net

Restructuring and other charges, net were $111.7 million for the year ended December 31, 2012 and include the following items:

(a)	Net charges amounting to $100.8 million ($76.1 million after income taxes) in connection with our exit of the phosphorus flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $22 million, estimated site remediation costs of approximately $9 million, other estimated exit costs of approximately $3 million, partly offset by a gain of approximately $2 million related to the sale of our Nanjing, China manufacturing site. We began to realize favorable profit impacts from this program in the fourth quarter of 2012 and expect to fund the majority of the obligations associated with this special charge (estimated to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

(b)	A net curtailment gain of $4.5 million ($2.9 million after income taxes) and a one-time employer contribution to the Company’s defined contribution plan of $10.1 million ($6.4 million after income taxes), both in connection with various amendments to certain of our U.S. pension and defined contribution plans that were approved by our Board of Directors in the fourth quarter of 2012. These amendments provided for formula changes to the related defined contribution plans as well as special benefits for certain defined benefit plan participants which culminate in a freeze of pension benefits under the related qualified and nonqualified defined benefit plan after a two year transition period.

(c)	Charges amounting to $5.3 million ($4.3 million after income taxes) related to changes in product sourcing and other items.

Albemarle Corporation and Subsidiaries

Interest and Financing Expenses

Interest and financing expenses for the year ended December 31, 2012 decreased $4.8 million to $32.8 million from the corresponding 2011 period, due mainly to increases in interest capitalized on higher average construction work in progress balances and lower variable-rate borrowings year-over-year.

Other Income, Net

Other income, net, for the year ended December 31, 2012 was $1.2 million versus $0.4 million for the corresponding 2011 period. This change was due primarily to favorable interest income and other miscellaneous items partly offset by unfavorable currency over the corresponding period in 2011.

Income Tax Expense

The effective income tax rate for 2012 was 22.0% compared to 21.7% for 2011. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by discrete net tax benefit items of $1.0 million related principally to tax planning and the release of various tax reserves for uncertain domestic tax positions due to the expiration of the domestic statute of limitations related to the 2008 tax year, as well as $100.8 million of pre-tax charges ($76.1 million after taxes) associated with our exit of the phosphorus flame retardants business.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $38.1 million for the year ended December 31, 2012 compared to $43.8 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures FCC SA and Nippon Ketjen Company Limited, as well as our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the year ended December 31, 2012, net income attributable to noncontrolling interests was $18.6 million compared to $28.1 million in the same period last year. This decrease of $9.5 million was due primarily to lower year-over-year profitability from our consolidated joint venture JBC based mainly on lower demand in our brominated flame retardants business.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $311.5 million for the year ended December 31, 2012, from $392.1 million for the corresponding period of 2011, primarily due to restructuring and other charges in 2012, lower pricing including impacts from both volatility in metals surcharges and related cost impacts in refinery catalysts (particularly rare earths), unfavorable foreign currency impacts, lower equity in net income of unconsolidated investments and higher R&D costs. These impacts were partly offset by favorable overall volume impacts (including favorable impacts from our exit of the phosphorus business), lower SG&A expenses, lower interest and financing expenses, higher other income, net, lower income tax expense and lower net income attributable to noncontrolling interests.

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

In connection with our change in method of accounting for actuarial gains and losses relating to our global pension and OPEB plans in 2012, service costs (which represent the benefits earned by active employees during the period) and amortization of prior service costs/benefits continue to be allocated to each segment. The remaining components of pension and OPEB plan expense are included in Corporate and other. Management believes this allocation will better reflect the operating results of each of its reporting segments. Prior year segment results have been retrospectively adjusted to reflect the change in accounting principle and change in allocation of pension and OPEB costs.

Albemarle Corporation and Subsidiaries

On January 1, 2010, we sold a 10% interest in our previously consolidated investment in Stannica LLC, resulting in a change in accounting for this subsidiary to the equity method. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

	Year Ended December 31,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)

Net sales:
Polymer Solutions	$892,232	32.5%	$1,001,922	34.9%	(11)%
Catalysts	1,067,948	38.9%	1,116,863	38.9%	(4)%
Fine Chemistry	785,240	28.6%	750,220	26.2%	5%

Total net sales	$2,745,420	100.0%	$2,869,005	100.0%	(4)%

Segment operating profit:
Polymer Solutions	$198,426	22.2%	$243,396	24.3%	(18)%
Catalysts	260,544	24.4%	290,065	26.0%	(10)%
Fine Chemistry	182,690	23.3%	162,726	21.7%	12%

Total segment operating profit	641,660		696,187		(8)%

Equity in net income of unconsolidated investments:
Polymer Solutions	6,416		7,696		(17)%
Catalysts	31,651		36,259		(13)%
Fine Chemistry	—		—		—%
Corporate & other	—		(201)		(100)%

Total equity in net income of unconsolidated investments	38,067		43,754		(13)%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(2,221)		(9,803)		(77)%
Catalysts	—		—		—%
Fine Chemistry	(16,350)		(18,306)		(11)%
Corporate & other	(20)		26		*

Total net income attributable to noncontrolling interests	(18,591)		(28,083)		(34)%

Segment income:
Polymer Solutions	202,621	22.7%	241,289	24.1%	(16)%
Catalysts	292,195	27.4%	326,324	29.2%	(10)%
Fine Chemistry	166,340	21.2%	144,420	19.3%	15%

Total segment income	661,156		712,033		(7)%

Corporate & other	(123,831)		(178,568)		(31)%
Restructuring and other charges, net	(111,685)		—		*
Interest and financing expenses	(32,800)		(37,574)		(13)%
Other income, net	1,229		357		*
Income tax expense	(82,533)		(104,134)		(21)%

Net income attributable to Albemarle Corporation	$311,536		$392,114		(21)%

*	Percentage calculation is not meaningful.

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

	Year Ended December 31,
	2012	2011
	(In thousands)
Total segment operating profit	$641,660	$696,187
Add (less):
Corporate & other(a)	(123,811)	(178,393)
Restructuring and other charges, net	(111,685)	—

GAAP Operating profit	$406,164	$517,794

Total segment income	$661,156	$712,033
Add (less):
Corporate & other	(123,831)	(178,568)
Restructuring and other charges, net	(111,685)	—
Interest and financing expenses	(32,800)	(37,574)
Other income, net	1,229	357
Income tax expense	(82,533)	(104,134)

GAAP Net income attributable to Albemarle Corporation	$311,536	$392,114

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(20) and $(175) for the years ended December 31, 2012 and 2011, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the year ended December 31, 2012 were $892.2 million, down $109.7 million, or 11%, in comparison to the same period in 2011. The decrease was driven mainly by lower sales volumes in flame retardants of 7%, unfavorable currency impacts of 2% from a weaker Euro as compared to the U.S. dollar, and lower average pricing in our mineral flame retardants. These impacts were partly offset by favorable volumes in our stabilizers and curatives business and favorable average pricing in brominated flame retardants. Additionally, the second quarter exit from our phosphorus flame retardants business reduced revenue for the period by $24.0 million, or 2%, as compared to the prior year. Segment income for Polymer Solutions was down 16%, or $38.7 million, to $202.6 million for the year ended 2012 compared to 2011, due mainly to volume declines in flame retardants , lower pricing impacts in mineral flame retardants, unfavorable foreign currency impacts, and higher manufacturing costs, as well as lower equity in net income from our unconsolidated investment in Magnifin of $1.3 million compared to the corresponding period in 2011. These unfavorable results were offset in part by $7.6 million in lower net income attributable to noncontrolling interests in our JBC joint venture, favorable pricing in brominated flame retardants, and lower variable input costs. Additionally, the second quarter exit from our phosphorus flame retardants business increased segment income by $10.5 million, or 4%, as compared to the prior year.

Catalysts

Catalysts segment net sales for the year ended December 31, 2012 were $1.07 billion, a decrease of $48.9 million, or 4%, compared to the year ended December 31, 2011. This decrease was due mainly to unfavorable pricing on lower metals surcharges in refinery catalysts, partly offset by improved pricing in PCS. This net unfavorable price impact of 6% and unfavorable foreign exchange impacts of 2% were partly offset by higher volume impacts of 4% despite unfavorable mix shift impacts from HPC and alternative fuels to FCC refinery catalysts compared to the prior year. Catalysts segment income decreased 10%, or $34.1 million, to $292.2 million for the year ended December 31, 2012 in comparison to the corresponding period of 2011. This decrease was due primarily to net unfavorable pricing impacts from volatility in metals surcharges and related cost impacts in refinery catalysts, higher manufacturing and SG&A spending and unfavorable foreign currency impacts, partly offset by overall favorable volume impacts and improved pricing in PCS. Also, Catalysts segment income for 2012 was unfavorably impacted by year-over-year declines in equity in net income from unconsolidated investments of $4.6 million, resulting mainly from unfavorable year-over-year performance in its refinery catalysts joint ventures FCC SA and Nippon Ketjen.

Albemarle Corporation and Subsidiaries

Fine Chemistry

Fine Chemistry segment net sales for the year ended December 31, 2012 were $785.2 million, an increase of $35.0 million, or 5%, versus the prior year. This increase was primarily attributable to favorable volume impacts of 6%, partly offset by unfavorable foreign currency impacts of 1%. Segment income for the year ended December 31, 2012 was $166.3 million, up 15% from the corresponding period in 2011. These improved results were due mainly to improved volumes in the segment, particularly in our services and intermediates businesses, offset in part by increases in manufacturing spending, higher variable input costs and unfavorable impacts from foreign currency. Also, Fine Chemistry segment income results were unfavorably impacted by higher SG&A/R&D spending (including favorable currency impacts), partly offset by lower net income attributable to noncontrolling interests of $2.0 million associated with lower profit results from our JBC joint venture.

Corporate and other

For the year ended December 31, 2012, our Corporate and other expense was $123.8 million compared to $178.6 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs, including performance-based incentive compensation (reflected mainly in SG&A expenses). Additionally, Corporate and other expenses for 2012 include $68.0 million of pension and OPEB plan costs (including mark-to market actuarial losses) compared to $89.2 million of corresponding charges in 2011.

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

Gross Profit

For the year ended December 31, 2011, our gross profit increased $213.0 million, or 29%, from the corresponding 2010 period due mainly to favorable pricing across our segments as well as overall favorable net impacts from foreign currency, partly offset mainly by higher variable input costs (primarily raw materials) and manufacturing spending. Further, our gross profit for the year ended December 31, 2011 included $31.7 million of pension and OPEB costs (including mark-to-market actuarial losses) allocated to cost of goods sold, as compared to $11.2 million in 2010. Overall, these factors contributed to our improved gross profit margin for the year ended December 31, 2011 of 33.3%, up from 31.4% for the corresponding period in 2010.

Selling, General and Administrative Expenses

For the year ended December 31, 2011, our SG&A expenses increased $85.5 million, or 31%, from the year ended December 31, 2010. This increase was primarily due to higher personnel-related costs, including performance based compensation and pension costs, higher sales commissions and unfavorable foreign currency impacts (due mainly to the stronger Euro). Additionally, SG&A for 2011 included $65.5 million of pension and OPEB costs (including mark-to-market actuarial losses), as compared to $22.7 million during 2010. As a percentage of net sales, SG&A expenses were 12.6% for the year ended December 31, 2011, compared to 11.6% for the corresponding period in 2010.

Research and Development Expenses

For the year ended December 31, 2011, our R&D expenses increased $18.7 million, or 32%, from the year ended December 31, 2010, mainly due to higher department spending associated with our ongoing investment in organic growth opportunities as well as unfavorable foreign currency impacts (due mainly to the stronger Euro). As a percentage of net sales, R&D expenses were 2.7% for the year ended December 31, 2011, compared to 2.5% for the corresponding period in 2010.

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

Income Tax Expense

The effective income tax rate for 2011 was 21.7% compared to 23.1% for 2010. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the years ended December 31, 2011 and 2010 was mainly due to the impact of earnings from outside the U.S.

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

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation was $392.1 million for the year ended December 31, 2011, up from $315.8 million for the year ended December 31, 2010, primarily due to overall favorable sales pricing impacts, favorable net impacts from foreign currency, lower restructuring and other charges and favorable equity in net income of unconsolidated investments. These favorable impacts were partly offset primarily by higher variable input costs, higher manufacturing spending, higher SG&A and R&D costs, higher interest and financing expenses, higher income taxes and higher net income attributable to noncontrolling interests.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2011	% of net sales	2010	% of net sales	2011 vs. 2010
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$1,001,922	34.9%	$903,745	38.2%	11%
Catalysts	1,116,863	38.9%	890,007	37.7%	25%
Fine Chemistry	750,220	26.2%	569,012	24.1%	32%

Total net sales	$2,869,005	100.0%	$2,362,764	100.0%	21%

Segment operating profit:
Polymer Solutions	$243,396	24.3%	$197,981	21.9%	23%
Catalysts	290,065	26.0%	220,795	24.8%	31%
Fine Chemistry	162,726	21.7%	83,579	14.7%	95%

Subtotal	696,187		502,355		39%

Equity in net income of unconsolidated investments:
Polymer Solutions	7,696		8,734		(12)%
Catalysts	36,259		29,648		22%
Fine Chemistry	—		—		—%
Corporate & other	(201)		(407)		(51)%

Total equity in net income of unconsolidated investments	43,754		37,975		15%

Net income attributable to noncontrolling interests:
Polymer Solutions	(9,803)		(6,154)		59%
Catalysts	—		—		—%
Fine Chemistry	(18,306)		(7,357)		149%
Corporate & other	26		(128)		(120)%

Total net income attributable to noncontrolling interests	(28,083)		(13,639)		106%

Segment income:
Polymer Solutions	241,289	24.1%	200,561	22.2%	20%
Catalysts	326,324	29.2%	250,443	28.1%	30%
Fine Chemistry	144,420	19.3%	76,222	13.4%	89%

Total segment income	712,033		527,226		35%

Corporate & other	(178,568)		(93,989)		90%
Restructuring and other charges	—		(6,958)		*
Interest and financing expenses	(37,574)		(25,533)		47%
Other income, net	357		2,788		(87)%
Income tax expense	(104,134)		(87,756)		19%

Net income attributable to Albemarle Corporation	$392,114		$315,778		24%

*	Percentage calculation is not meaningful.

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

Albemarle Corporation and Subsidiaries

	Year Ended December 31,
	2011	2010
	(In thousands)
Total segment operating profit	$696,187	$502,355
Add (less):
Corporate & other(a)	(178,393)	(93,454)
Restructuring and other charges	—	(6,958)

GAAP Operating profit	$517,794	$401,943

Total segment income	$712,033	$527,226
Add (less):
Corporate & other	(178,568)	(93,989)
Restructuring and other charges	—	(6,958)
Interest and financing expenses	(37,574)	(25,533)
Other income, net	357	2,788
Income tax expense	(104,134)	(87,756)

GAAP Net income attributable to Albemarle Corporation	$392,114	$315,778

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $(175) and $(535) for the years ended December 31, 2011 and 2010, respectively.

Polymer Solutions

Polymer Solutions segment net sales for the year ended December 31, 2011 were $1.0 billion, up 11%, compared to the year ended December 31, 2010, due mainly to the impact of favorable pricing of 16% resulting mainly from the execution of recent price increases during the year in our fire safety portfolio largely in response to rising raw material costs. Lower volume impacts of 8% for the segment were offset by favorable foreign currency impacts of 3%. Our stabilizers and curatives business also showed favorable pricing and foreign currency impacts in 2011 over 2010, although partly offset by lower volumes. Segment income for Polymer Solutions was $241.3 million for the year ended December 31, 2011, up 20% versus the same period in 2010, due mainly to the overall pricing improvements noted above and favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials), lower volumes and higher manufacturing and SG&A/R&D spending. Further, Polymer Solutions segment results for 2011 were unfavorably impacted $3.6 million in higher charges from net income attributable to noncontrolling interests in our JBC joint venture, while equity in net income from our unconsolidated investment Magnifin was $7.7 million for the year ended December 31, 2011, down $1.0 million from the year ended December 31, 2010 due to lower year-over-year sales volumes for that joint venture.

Catalysts

Catalysts segment net sales for the year ended December 31, 2011 were $1.1 billion, an increase of 25%, versus the year ended December 31, 2010. This increase was due mainly to favorable pricing impacts of 18%, favorable volume impacts contributing 6% and favorable effects from foreign currency of 1%. The favorable volume impacts were mainly in HPC and PCS, partly offset by lower volumes in alternative fuels and FCC refinery catalysts. Also, pricing was up for the year 2011 versus prior year in refinery catalysts (mainly FCC as well as in HPC) due mainly to the pass-through of higher raw material costs along with other announced price increases. Catalysts segment income increased 30% to $326.3 million for the year ended December 31, 2011 in comparison to the year ended December 31, 2010. This increase was primarily in our refinery catalysts business due mainly to the pricing gains noted above as well as favorable impacts from foreign currency, partly offset by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Catalysts segment income for the year ended December 31, 2011 also benefitted from year-over-year improvement in equity in net income from unconsolidated investments of $6.6 million, resulting mainly from improved performance in our refinery catalysts joint venture FCC SA due to favorable sales performance year-over-year as well as favorable results from Nippon Ketjen.

Albemarle Corporation and Subsidiaries

Fine Chemistry

Fine Chemistry segment net sales for the year ended December 31, 2011 were $750.2 million, an increase of 32% versus the year ended December 31, 2010. This increase was primarily attributable to higher volumes (particularly in our custom services, agricultural intermediates and performance chemicals businesses) contributing an 18% increase resulting mainly from improved customer demand versus the corresponding period of 2010. These favorable volume impacts on the segment’s net sales were net of $9.6 million in unfavorable impact from the July 30, 2010 divestiture of our Teesport, UK site. Pricing was also favorable 12% year-over-year for the segment (mainly in performance chemicals) while foreign currency impacts were also favorable 2%. Segment income for the year ended December 31, 2011 was $144.4 million, nearly double the corresponding period in 2010. These improved results were due mainly to higher sales pricing and volumes in the segment mentioned above as well as favorable foreign currency impacts, offset in part by higher variable input costs (mainly raw materials) and higher manufacturing and SG&A/R&D spending. Also, Fine Chemistry segment income results were unfavorably impacted by higher charges from net income attributable to noncontrolling interests of $10.9 million (mainly from improved bromine portfolio performance in our JBC joint venture).

Corporate and other

For the year ended December 31, 2011, our Corporate and other expense was $178.6 million versus $94.0 million for the year ended December 31, 2010. This increase was primarily due to higher employee-related costs, including performance based compensation (reflected mainly in SG&A expenses) as well as unfavorable impacts from foreign currency. Additionally, Corporate and other expenses for 2011 include $89.2 million of pension and OPEB plan costs (including mark-to-market actuarial losses) compared to $27.9 million of corresponding charges in 2010.

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

Environmental Remediation Liabilities. We estimate and accrue the costs required to remediate a specific site depending on site-specific facts and circumstances. Cost estimates to remediate each specific site are developed by assessing (i) the scope of our contribution to the environmental matter, (ii) the scope of the anticipated remediation and monitoring plan and (iii) the extent of other parties’ share of responsibility.

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

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2012 and concluded there was no impairment as of that date.

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

Pension Plans and Other Postretirement Benefits

During 2012, we elected to change our method of accounting for actuarial gains and losses relating to our global pension and OPEB plans. Previously, we recognized actuarial gains and losses from our pension and OPEB plans in our consolidated balance sheets as Accumulated other comprehensive income (loss) within shareholders’ equity, with amortization of these gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations recognized each quarter in our consolidated statements of income over the average future service period of active employees. Under the new method of accounting, referred to as mark-to-market accounting, these gains and losses will be recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, will be recorded on a quarterly basis. The gain/loss subject to amortization and expected return on assets components of our pension expense has historically been calculated using a five-year smoothing of asset gains and losses referred to as the market-related value. Under mark-to-market accounting, the market-related value of assets will equal the actual market value as of the date of measurement. While our historical policy of recognizing pension and OPEB plan expense is considered acceptable under U.S. GAAP, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will also improve transparency within our operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting principle has been applied retrospectively, adjusting all prior periods presented.

Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of the pension or OPEB plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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

During 2012, we made changes to the assumptions related to the discount rate, expected return on assets, mortality and salary scales. We consider available information that we deem relevant when selecting each of these assumptions.

Albemarle Corporation and Subsidiaries

In selecting the discount rates for the U.S. plans, we establish a range of reasonable rates based on methods developed by subject matter experts that reflect current market conditions. For 2012, we relied on methods developed by Citigroup and Milliman to establish a range of acceptable discount rates based on authoritative accounting guidance. These methods calculate discount rates based on high-quality bond data and the projected plan cash flows. We believe our selected discount rates accurately reflect market conditions as of the December 31, 2012 measurement date.

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

At December 31, 2012, the weighted-average discount rate was reduced for the pension plans from 5.04% to 4.04% and for the OPEB plans from 5.10% to 4.00% to reflect market conditions as of the December 31, 2012 measurement date.

In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2012 and 2011, the weighted-average expected rate of return on domestic pension plan assets was 8.25%. The assumed rate of return on U.S. pension plan assets has been changed to 7.25% effective January 1, 2013. Also, there was no change in the weighted-average expected 7.0% return on OPEB plan assets. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004 and benefit accruals will be frozen effective December 31, 2014. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004 and has been expanded to include all non-represented employees effective January 1, 2013.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2012, the assumed weighted-average rate of compensation increase changed to 3.37% from 3.96% for the pension plans. The assumed weighted-average rate of compensation increase changed to 3.50% from 4.0% for the other postretirement plans at December 31, 2012.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends in relation to the employer-paid premium cap. At December 31, 2012, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) are met starting January 1, 2013.

A 1% increase or decrease in the U.S. health care cost trend rate would not have a material effect on the benefit obligation and service and interest benefit cost components.

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation		Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(87,262)	$(85,389)	$107,091		$102,987
Other postretirement benefits	$(7,000)	$(6,800)	$8,500		$8,200
Expected return on plan assets:
Pension	*	$(7,993)		*	$7,993
Other postretirement benefits	*	$(50)		*	$50
Rate of increase (decrease) in per capita cost of covered health care benefits	$—	$—	$—		$—

*	Not applicable.

Albemarle Corporation and Subsidiaries

Of the $569.9 million total pension and postretirement assets at December 31, 2012, $70.8 million, or approximately 12%, are measured using significant unobservable inputs (Level 3). Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 17, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Item 8 beginning on page 51.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by tax authorities for years prior to 2009 since the U.S. Internal Revenue Service (IRS) has completed a review of our income tax returns through 2007 and the statute of limitations expired for 2008. We also are no longer subject to any U.S. state income tax audits prior to 2004.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2005. During 2012, the German tax authorities continued an audit of two of our German companies for 2006 through 2009, and the Chinese tax authorities continued an audit of one of our Chinese subsidiaries for 2006 through 2010. During 2011, we completed tax audits for one of our Belgian companies for 2008 and 2009, our Japanese company for 2006 through 2010, and two of our Chinese companies through 2010. During 2010, we completed a tax audit for one of our Belgian companies for the 2007 tax year. No significant tax was assessed as a result of the completed audits.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.9 million as a result of closure of tax statutes.

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

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been capital investments, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans as appropriate and pay dividends, as well as repurchase shares on an opportunistic basis. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

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

Cash Flow

Our cash and cash equivalents were $477.7 million at December 31, 2012 as compared to our ending balance at December 31, 2011 of $469.4 million. Our cash flows from operations provided $488.8 million, $487.4 million and $331.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Our cash flows from operations in 2012 were essentially flat versus 2011, with favorable impacts from lower pension contributions being offset mainly by unfavorable impacts from lower profitability. The increase in cash flows from operations in 2011 versus 2010 was primarily due to an increase in the operating profitability of our businesses, favorable impacts from changes in working capital (mainly accounts receivable in connection with our ongoing working capital management initiatives) and lower pension contributions, offset in part by lower deferred income taxes.

Net charges amounting to $100.8 million ($76.1 million after income taxes) in connection with our exit of the phosphorus flame retardants business were recorded in 2012. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for cash costs associated with related severance programs of approximately $22 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $3 million, partly offset by a gain of approximately $2 million related to the sale of our Nanjing, China manufacturing site. We began to realize favorable profit impacts from this program in the fourth quarter of 2012, and we expect to fund the majority of the obligations associated with this special charge (expected to range from $5 million to $15 million in cash outflows after taxes) with cash generated from our ongoing operations.

In the fourth quarter of 2012, net charges of $5.6 million, comprised of one-time employer contribution to the Company’s defined contribution plan in the amount of $10.1 million (with $4.5 million in offsetting net gains from plan curtailments and related costs) were recorded in connection with various amendments to certain of our U.S. pension and defined contribution plans.

Combined with cash on hand, our cash from operations for 2012 funded major investing and financing activities, including capital expenditures for plant, machinery and equipment of $280.9 million, $22.5 million in loans to our 50% owned joint venture SOCC, repayments of long-term debt of $63.8 million, repurchases of shares of our common stock of $63.6 million, dividends to shareholders of $69.1 million and $9.1 million in withholding taxes paid on stock-based compensation amounts distributed during the period. In 2011, our operating cash flows funded capital expenditures for plant machinery and equipment of $190.6 million, repurchases of

Albemarle Corporation and Subsidiaries

common stock of $178.1 million, dividends to shareholders of $57.8 million and $109.6 million in long-term debt repayments during the year. In September 2011, we amended and restated our previous $675.0 million credit facility. See “Long-Term Debt” below. Our cash flows from operations in 2010 were used mainly for funding capital expenditures for plant machinery and equipment of $75.5 million, dividends to shareholders of $49.6 million, repurchases of common stock of $14.9 million and normal debt repayments during the year. Additionally, our cash balances in 2010 were unfavorably impacted $12.6 million as a result of the January 1, 2010 deconsolidation of our Stannica LLC joint venture. Further, we raised approximately $473 million in borrowings in 2010, including $346.9 million in net proceeds from our 4.5% senior notes offering in December 2010.

Net current assets increased to approximately $1.0 billion at December 31, 2012 from $954.4 million at December 31, 2011. The increase in net current assets was due primarily to increases in accounts receivable, other assets, cash and cash equivalents, decreases in accounts payable and income taxes payable, partly offset by a decrease in inventories and increases in accrued expenses and dividends payable.

Capital expenditures were $280.9 million, $190.6 million and $75.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and were incurred mainly for plant machinery and equipment. We expect our capital expenditures to approximate $150 million in 2013 for capacity increases, cost reduction and continuity of operations projects.

We made contributions to our defined benefit pension and OPEB plans of $21.6 million, $59.8 million and $80.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our supplemental executive retirement plan (SERP) in connection with the retirement of our former CEO and executive chairman.

During the year ended December 31, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, SOCC, pursuant to a long-term loan arrangement. The proceeds under this arrangement are for the construction of SOCC’s aluminum alkyls manufacturing facility. Our loan bears quarterly interest at the LIBOR plus 1.275% per annum (1.58% as of December 31, 2012), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. Also during the year ended December 31, 2012, we and our joint venture partner each advanced approximately 1.9 million Euros (approximately $2.5 million at December 31, 2012) to our 50%-owned joint venture, Eurecat S.A., pursuant to a long-term loan arrangement.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of weakness in the global economy, we are optimistic that as we enter into 2013 we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending should be financed primarily with cash flow provided from operations with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

On February 12, 2013, we increased our quarterly dividend payout to $0.24 per share, a 20% increase from the quarterly rate of $0.20 per share paid in 2012. Additionally, on February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under its existing share repurchase program to 15 million from 3.9 million shares that remained outstanding under the program as of December 31, 2012. We currently expect to repurchase approximately 10% of our outstanding shares over the next 10 to 15 months. Share repurchases will be funded through a combination of available cash on hand, cash from operations and possibly debt.

At December 31, 2012 and December 31, 2011, our cash and cash equivalents were comprised of approximately $319.3 million and $420.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2012, 2011 and 2010, we repatriated approximately $70.6 million, $98.5 million and $14.5 million in cash, respectively, as part of these foreign cash repatriation activities.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015 and $350.0 million of 4.50% senior notes due in 2020, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes are effectively subordinated to any of our existing or future secured

Albemarle Corporation and Subsidiaries

indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the Treasury Rate (as defined in the indentures governing the senior notes) plus 15 basis points for the senior notes maturing in 2015 and 25 basis points for the senior notes maturing in 2020, plus, in each case, accrued interest thereon to the date of redemption. However, the 2020 senior notes are redeemable in whole or in part, at our option, at any time on or after three months prior to the maturity date, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. Holders of the 2020 senior notes may require us to purchase such notes at 101% upon a Change of Control Triggering Event, as defined in the related indenture.

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of December 31, 2012, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

In September 2011, we amended and restated our previous $675.0 million credit facility. The amended and restated five-year, revolving, unsecured credit facility matures on September 22, 2016 and (i) increased the borrowing capacity to $750.0 million from $675.0 million; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; (iii) provides for the ability to extend the maturity date under certain conditions; (iv) eliminated the covenant that required a minimum level of consolidated tangible domestic assets; and (v) increased the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this new agreement. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of December 31, 2012. We had no borrowings outstanding under the September 2011 credit agreement as of December 31, 2012.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the September 2011 credit agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in the September 2011 credit agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of December 31, 2012, we were, and currently are, in compliance with all of our debt covenants.

We previously maintained a $675.0 million five-year unsecured revolving senior credit facility, which we referred to as the March 2007 credit agreement. The total spread and fees ranged from 0.32% to 0.675% over the LIBOR applicable to the currency of the borrowing and were based on our credit rating as determined by the major rating agencies.

The non-current portion of our long-term debt amounted to $686.6 million at December 31, 2012, compared to $749.3 million at December 31, 2011. In addition, at December 31, 2012, we had the ability to borrow $750.0 million under our September 2011 credit agreement and $236.6 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $48.7 million at December 31, 2012. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Other Obligations

The following table summarizes our projected contractual obligations for plant construction, purchases of equipment, various take or pay and throughput agreements and obligations under our existing credit agreements based on projected borrowings (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations	$12,700	$6,005	$327,065	$42	$46	$356,000
Expected interest payments on long-term debt obligations*	33,076	32,671	18,566	15,754	15,750	47,250
Operating lease obligations (rental)	7,080	5,040	3,916	2,753	2,176	8,141
Take or pay / throughput agreements**	25,959	12,477	6,999	5,620	836	3,030
Letters of credit and guarantees	40,717	321	2,774	4	508	4,414
Capital projects	63,872	559	—	—	—	—
Exit of phosphorus flame retardants business	16,870	7,217	—	—	—	—

Total	$200,274	$64,290	$359,320	$24,173	$19,316	$418,835

*	These amounts are based on interest rates of 5.1% for the 2015 senior notes and 4.5% for the 2020 senior notes. A weighted average interest rate of 2.85% was used for our remaining long-term debt obligations.
**	These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. We believe that the expected 2013 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $4 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $4.2 million to our domestic and foreign pension plans (both qualified and nonqualified) and $14.1 million to our SERP in connection with the retirement of our former CEO and executive chairman during the year ended December 31, 2012.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $29.2 million and $30.7 million at December 31, 2012 and 2011, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $25.8 million and $21.8 million at December 31, 2012 and 2011, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.

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

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and continued unease regarding fallout from the European sovereign debt concerns, particularly relating to Greece and Spain. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as our interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations.

At December 31, 2012, we had the ability to borrow in excess of $986 million under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

Albemarle Corporation and Subsidiaries

We had cash and cash equivalents totaling $477.7 million as of December 31, 2012, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

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

Our environmental and safety operating costs charged to expense were $39.0 million, $35.4 million and $34.8 million in 2012, 2011 and 2010, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2012 totaled approximately $20.3 million, an increase of $7.9 million from $12.4 million at December 31, 2011. During the second quarter of 2012, the Company recorded $8.7 million in estimated site remediation liabilities at our Avonmouth, United Kingdom site as part of the charges associated with our exit of the phosphorus flame retardant business.

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

Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $25.4 million, $16.1 million and $7.8 million in 2012, 2011 and 2010, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires: (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. These amendments became effective for us on January 1, 2012 and did not have a material impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries

In June 2011, the FASB issued new accounting guidance which eliminated the option to present other comprehensive income and its components in the statement of changes in equity. However, under the guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company adopted these new financial statement presentation requirements effective January 1, 2012 with retrospective application to all prior periods presented.

In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about financial instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued additional guidance that limits the scope of these new requirements to certain derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. We do not expect this new guidance to have a material effect on our consolidated financial statements.

In February 2013, the FASB issued new accounting guidance that requires companies to present either in a single note or on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. These new provisions are effective for annual and interim reporting periods beginning after December 15, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

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

We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use, from time to time, of foreign currency forward contracts. The principal objective of such contracts is to minimize the risks and/or costs associated with global operating activities. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.

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

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $274.0 million and with a fair value representing a net liability position of $0.5 million at December 31, 2012. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We

Albemarle Corporation and Subsidiaries

conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2012, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $17.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $11.2 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2012, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $7.0 million and $64.3 million outstanding at December 31, 2012 and 2011, respectively. These borrowings represented 1% and 8% of total outstanding debt and bore average interest rates of 1.74% and 5.15% at December 31, 2012 and 2011, respectively. A hypothetical 10% increase (approximately 17 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by less than $0.1 million as of December 31, 2012. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

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

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At December 31, 2012 and 2011, we had no natural gas hedge contracts outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV	/S/ SCOTT A. TOZIER

Luther C. Kissam IV	Scott A. Tozier
Chief Executive Officer and Director (principal executive officer) February 15, 2013	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Chief Risk Officer (principal financial and accounting officer) February 15, 2013

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2012 the Company has changed its accounting principle for pension and other postretirement benefits.

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 15, 2013

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2012	2011

Assets
Current assets:
Cash and cash equivalents	$477,696	$469,416
Trade accounts receivable, less allowance for doubtful accounts (2012—$1,641; 2011—$2,709)	378,973	355,372
Other accounts receivable	43,844	36,199
Inventories:
Finished goods	325,762	311,869
Raw materials	57,245	74,809
Stores, supplies and other	45,138	44,817

	428,145	431,495
Other current assets	78,655	63,138

Total current assets	1,407,313	1,355,620

Property, plant and equipment, at cost	2,818,604	2,619,428
Less accumulated depreciation and amortization	1,522,033	1,489,948

Net property, plant and equipment	1,296,571	1,129,480

Investments	207,141	198,427
Other assets	154,836	116,871
Goodwill	276,966	273,145
Other intangibles, net of amortization	94,464	130,281

Total assets	$3,437,291	$3,203,824

Liabilities and Equity
Current liabilities:
Accounts payable	$172,866	$184,472
Accrued expenses	177,546	175,257
Current portion of long-term debt	12,700	14,416
Dividends payable	17,471	15,237
Income taxes payable	4,426	11,796

Total current liabilities	385,009	401,178

Long-term debt	686,588	749,257
Postretirement benefits	60,815	57,588
Pension benefits	195,481	127,964
Other noncurrent liabilities	114,022	111,107
Deferred income taxes	63,368	77,903
Commitments and contingencies (Note 15)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding—88,899 in 2012 and 88,841 in 2011	889	888
Additional paid-in capital	2,761	15,194
Accumulated other comprehensive income	85,264	60,329
Retained earnings	1,744,684	1,514,866

Total Albemarle Corporation shareholders’ equity	1,833,598	1,591,277

Noncontrolling interests	98,410	87,550

Total equity	1,932,008	1,678,827

Total liabilities and equity	$3,437,291	$3,203,824

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2012	2011	2010

Net sales	$2,745,420	$2,869,005	$2,362,764
Cost of goods sold	1,835,425	1,914,058	1,620,854

Gross profit	909,995	954,947	741,910
Selling, general and administrative expenses (Note 19)	313,227	360,070	274,615
Research and development expenses	78,919	77,083	58,394
Restructuring and other charges, net (Note 19)	111,685	—	6,958

Operating profit	406,164	517,794	401,943
Interest and financing expenses	(32,800)	(37,574)	(25,533)
Other income, net	1,229	357	2,788

Income before income taxes and equity in net income of unconsolidated investments	374,593	480,577	379,198
Income tax expense	82,533	104,134	87,756

Income before equity in net income of unconsolidated investments	292,060	376,443	291,442
Equity in net income of unconsolidated investments (net of tax)	38,067	43,754	37,975

Net income	$330,127	$420,197	$329,417
Net income attributable to noncontrolling interests	(18,591)	(28,083)	(13,639)

Net income attributable to Albemarle Corporation	$311,536	$392,114	$315,778

Basic earnings per share	$3.49	$4.33	$3.46

Diluted earnings per share	$3.47	$4.28	$3.43

Weighted-average common shares outstanding—basic	89,189	90,522	91,393

Weighted-average common shares outstanding—diluted	89,884	91,522	92,184

Cash dividends declared per share of common stock	$0.80	$0.67	$0.56

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2012	2011	2010

Net income	$330,127	$420,197	$329,417

Other comprehensive income (loss), net of tax:
Foreign currency translation	28,769	(13,565)	(62,629)
Pension and postretirement benefits	(4,071)	(1,362)	(1,870)
Other	134	162	105

Total other comprehensive income (loss), net of tax	24,832	(14,765)	(64,394)

Comprehensive income	354,959	405,432	265,023
Comprehensive income attributable to non-controlling interests	(18,488)	(27,878)	(13,639)

Comprehensive income attributable to Albemarle Corporation	$336,471	$377,554	$251,384

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2010	91,509,099	$915	$8,658	$139,283	$1,056,840	$1,205,696	$47,622	$1,253,318
Net income for 2010					315,778	315,778	13,639	329,417
Other comprehensive loss				(64,394)		(64,394)		(64,394)
Deconsolidation of Stannica LLC							(8,121)	(8,121)
Cumulative dividend adjustment on JBC noncontrolling interest							8,017	8,017
Cash dividends declared for 2010					(51,184)	(51,184)	(1,485)	(52,669)
Stock-based compensation and other			13,995			13,995		13,995
Exercise of stock options	494,559	5	7,130			7,135		7,135
Shares repurchased	(400,356)	(4)	(14,941)			(14,945)		(14,945)
Tax benefit related to stock plans			7,981			7,981		7,981
Issuance of common stock, net	81,864	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(91,182)	(1)	(3,987)			(3,988)		(3,988)

Balance at December 31, 2010	91,593,984	$916	$18,835	$74,889	$1,321,434	$1,416,074	$59,672	$1,475,746

Balance at January 1, 2011	91,593,984	$916	$18,835	$74,889	$1,321,434	$1,416,074	$59,672	$1,475,746
Net income for 2011					392,114	392,114	28,083	420,197
Other comprehensive loss				(14,560)		(14,560)	(205)	(14,765)
Cash dividends declared for 2011					(60,450)	(60,450)		(60,450)
Stock-based compensation and other			26,556			26,556		26,556
Exercise of stock options	169,350	2	2,228			2,230		2,230
Shares repurchased	(3,000,000)	(30)	(39,870)		(138,232)	(178,132)		(178,132)
Tax benefit related to stock plans			10,574			10,574		10,574
Issuance of common stock, net	131,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(53,807)	(1)	(3,128)			(3,129)		(3,129)

Balance at December 31, 2011	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827

Balance at January 1, 2012	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Net income for 2012					311,536	311,536	18,591	330,127
Other comprehensive income (loss)				24,935		24,935	(103)	24,832
Cash dividends declared for 2012					(71,347)	(71,347)	(7,628)	(78,975)
Stock-based compensation and other			13,939			13,939		13,939
Exercise of stock options	949,170	9	21,139			21,148		21,148
Shares repurchased	(1,092,767)	(11)	(53,193)		(10,371)	(63,575)		(63,575)
Tax benefit related to stock plans			14,809			14,809		14,809
Issuance of common stock, net	341,620	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(140,054)	(1)	(9,123)			(9,124)		(9,124)

Balance at December 31, 2012	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2012	2011	2010
Cash and cash equivalents at beginning of year	$469,416	$529,650	$308,791

Cash flows from operating activities:
Net income	330,127	420,197	329,417
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	99,020	96,753	95,578
Non-cash charges associated with restructuring and other, net	61,809	—	—
Stock-based compensation	15,211	27,069	15,694
Excess tax benefits realized from stock-based compensation arrangements	(14,809)	(10,574)	(7,981)
Equity in net income of unconsolidated investments (net of tax)	(38,067)	(43,754)	(37,975)
Dividends received from unconsolidated investments and nonmarketable securities	26,908	23,685	16,414
Pension and postretirement expense	77,442	97,207	33,898
Pension and postretirement contributions	(21,610)	(59,773)	(80,105)
Unrealized gain on investments in marketable securities	(1,872)	(688)	(1,532)
Deferred income taxes	(14,587)	(11,198)	42,136
Change in current assets and liabilities:
Increase in accounts receivable	(25,992)	(16,435)	(57,414)
Decrease (increase) in inventories	7,364	(41,749)	(58,582)
(Increase) decrease in other current assets excluding deferred income taxes	(19,590)	4,499	(14,511)
(Decrease) increase in accounts payable	(16,798)	(11,971)	13,463
Increase in accrued expenses and income taxes payable	7,306	28,229	39,092
Other, net	16,904	(14,138)	3,717

Net cash provided by operating activities	488,766	487,359	331,309

Cash flows from investing activities:
Capital expenditures	(280,873)	(190,574)	(75,478)
Cash payments related to acquisitions and other	(3,360)	(13,164)	(11,978)
Cash impact from deconsolidation of Stannica LLC, net	—	—	(12,649)
Cash proceeds from divestitures	9,646	—	8,600
(Investments in) sales of marketable securities, net	(1,615)	1,670	652
Long-term advances to joint ventures	(24,959)	—	—
Investments in equity and other corporate investments	—	(10,868)	(1,338)

Net cash used in investing activities	(301,161)	(212,936)	(92,191)

Cash flows from financing activities:
Proceeds from issuance of senior notes	—	—	346,853
Proceeds from other borrowings	—	9,415	125,797
Repayments of long-term debt	(63,811)	(109,591)	(424,123)
Dividends paid to shareholders	(69,113)	(57,759)	(49,643)
Repurchases of common stock	(63,575)	(178,132)	(14,945)
Proceeds from exercise of stock options	21,148	2,230	7,135
Excess tax benefits realized from stock-based compensation arrangements	14,809	10,574	7,981
Withholding taxes paid on stock-based compensation award distributions	(9,124)	(3,129)	(3,988)
Dividends paid to noncontrolling interests	(7,628)	—	—
Debt financing costs	—	(2,727)	(3,005)

Net cash used in financing activities	(177,294)	(329,119)	(7,938)

Net effect of foreign exchange on cash and cash equivalents	(2,031)	(5,538)	(10,321)

Increase (decrease) in cash and cash equivalents	8,280	(60,234)	220,859

Cash and cash equivalents at end of year	$477,696	$469,416	$529,650

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

Estimates, Assumptions and Reclassifications

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States (U.S.) requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.

Change in accounting principle regarding pension and other postretirement benefits

During 2012, we elected to change our method of accounting for actuarial gains and losses relating to our global pension and other postretirement benefit (OPEB) plans. Previously, we recognized actuarial gains and losses from our pension and OPEB plans in our consolidated balance sheets as Accumulated other comprehensive income (loss) within shareholders’ equity, with amortization of these gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations recognized each quarter in our consolidated statements of income over the average future service period of active employees. Under the new method of accounting, referred to as mark-to-market accounting, these gains and losses will be recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, will be recorded on a quarterly basis. The gain/loss subject to amortization and expected return on assets components of our pension expense has historically been calculated using a five-year smoothing of asset gains and losses referred to as the market-related value. Under mark-to-market accounting, the market-related value of assets will equal the actual market value as of the date of measurement. While our historical policy of recognizing pension and OPEB plan expense is considered acceptable under U.S. GAAP, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will also improve transparency within our operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting principle has been applied retrospectively, adjusting all prior periods presented.

The impact of this accounting policy change on Albemarle’s consolidated financial statements is summarized below:

Consolidated Balance Sheets

December 31, 2012 (In Thousands)	Previous Method	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income	$(218,200)	$303,464	$85,264
Retained earnings	2,048,148	(303,464)	1,744,684

December 31, 2011 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income	$(222,922)	$283,251	$60,329
Retained earnings	1,798,117	(283,251)	1,514,866

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income

Year Ended December 31, 2012 (In Thousands, Except Per Share Amounts)	Previous Method	Effect of Accounting Change	As Adjusted

Net sales	$2,745,420	$—	$2,745,420
Cost of goods sold	1,822,261	13,164	1,835,425

Gross profit	923,159	(13,164)	909,995
Selling, general and administrative expenses	288,367	24,860	313,227
Research and development expenses	78,919	—	78,919
Restructuring and other charges, net	118,193	(6,508)	111,685

Operating profit	437,680	(31,516)	406,164
Interest and financing expenses	(32,800)	—	(32,800)
Other income, net	1,229	—	1,229

Income before income taxes and equity in net income of unconsolidated investments	406,109	(31,516)	374,593
Income tax expense	93,836	(11,303)	82,533

Income before equity in net income of unconsolidated investments	312,273	(20,213)	292,060
Equity in net income of unconsolidated investments (net of tax)	38,067	—	38,067

Net income	$350,340	$(20,213)	$330,127
Net income attributable to noncontrolling interests	(18,591)	—	(18,591)

Net income attributable to Albemarle Corporation	$331,749	$(20,213)	$311,536

Basic earnings per share	$3.72	$(0.23)	$3.49

Diluted earnings per share	$3.69	$(0.22)	$3.47

Weighted-average common shares outstanding—basic	89,189	—	89,189

Weighted-average common shares outstanding—diluted	89,884	—	89,884

Cash dividends declared per share of common stock	$0.80	$—	$0.80

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2011 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net sales	$2,869,005	$—	$2,869,005
Cost of goods sold	1,891,946	22,112	1,914,058

Gross profit	977,059	(22,112)	954,947
Selling, general and administrative expenses	312,136	47,934	360,070
Research and development expenses	77,083	—	77,083

Operating profit	587,840	(70,046)	517,794
Interest and financing expenses	(37,574)	—	(37,574)
Other income, net	357	—	357

Income before income taxes and equity in net income of unconsolidated investments	550,623	(70,046)	480,577
Income tax expense	130,014	(25,880)	104,134

Income before equity in net income of unconsolidated investments	420,609	(44,166)	376,443
Equity in net income of unconsolidated investments (net of tax)	43,754	—	43,754

Net income	$464,363	$(44,166)	$420,197
Net income attributable to noncontrolling interests	(28,083)	—	(28,083)

Net income attributable to Albemarle Corporation	$436,280	$(44,166)	$392,114

Basic earnings per share	$4.82	$(0.49)	$4.33

Diluted earnings per share	$4.77	$(0.49)	$4.28

Weighted-average common shares outstanding—basic	90,522	—	90,522

Weighted-average common shares outstanding—diluted	91,522	—	91,522

Cash dividends declared per share of common stock	$0.67	$—	$0.67

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2010 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net sales	$2,362,764	$—	$2,362,764
Cost of goods sold	1,616,842	4,012	1,620,854

Gross profit	745,922	(4,012)	741,910
Selling, general and administrative expenses	265,722	8,893	274,615
Research and development expenses	58,394	—	58,394
Restructuring and other charges, net	6,958	—	6,958

Operating profit	414,848	(12,905)	401,943
Interest and financing expenses	(25,533)	—	(25,533)
Other income, net	2,788	—	2,788

Income before income taxes and equity in net income of unconsolidated investments	392,103	(12,905)	379,198
Income tax expense	92,719	(4,963)	87,756

Income before equity in net income of unconsolidated investments	299,384	(7,942)	291,442
Equity in net income of unconsolidated investments (net of tax)	37,975	—	37,975

Net income	$337,359	$(7,942)	$329,417
Net income attributable to noncontrolling interests	(13,639)	—	(13,639)

Net income attributable to Albemarle Corporation	$323,720	$(7,942)	$315,778

Basic earnings per share	$3.54	$(0.08)	$3.46

Diluted earnings per share	$3.51	$(0.08)	$3.43

Weighted-average common shares outstanding—basic	91,393	—	91,393

Weighted-average common shares outstanding—diluted	92,184	—	92,184

Cash dividends declared per share of common stock	$0.56	$—	$0.56

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Comprehensive Income

Year Ended December 31, 2012 (In Thousands)	Previous Method	Effect of Accounting Change	As Adjusted

Net income	$350,340	$(20,213)	$330,127

Other comprehensive income (loss), net of tax:
Foreign currency translation	28,769	—	28,769
Pension and postretirement benefits	(24,284)	20,213	(4,071)
Other	134	—	134

Total other comprehensive income, net of tax	4,619	20,213	24,832

Comprehensive income	354,959	—	354,959
Comprehensive income attributable to non-controlling interests	(18,488)	—	(18,488)

Comprehensive income attributable to Albemarle Corporation	$336,471	$—	$336,471

Year Ended December 31, 2011 (In Thousands)	Previous Method	Effect of Accounting Change	As Adjusted

Net income	$464,363	$(44,166)	$420,197

Other comprehensive income (loss), net of tax:
Foreign currency translation	(13,565)	—	(13,565)
Pension and postretirement benefits	(45,528)	44,166	(1,362)
Other	162	—	162

Total other comprehensive loss, net of tax	(58,931)	44,166	(14,765)

Comprehensive income	405,432	—	405,432
Comprehensive income attributable to non-controlling interests	(27,878)	—	(27,878)

Comprehensive income attributable to Albemarle Corporation	$377,554	$—	$377,554

Year Ended December 31, 2010 (In Thousands)	Previous Method	Effect of Accounting Change	As Adjusted

Net income	$337,359	$(7,942)	$329,417

Other comprehensive income (loss), net of tax:
Foreign currency translation	(62,629)	—	(62,629)
Pension and postretirement benefits	(9,812)	7,942	(1,870)
Other	105	—	105

Total other comprehensive loss, net of tax	(72,336)	7,942	(64,394)

Comprehensive income	265,023	—	265,023
Comprehensive income attributable to non-controlling interests	(13,639)	—	(13,639)

Comprehensive income attributable to Albemarle Corporation	$251,384	$—	$251,384

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes In Equity

Year Ended December 31, 2012 (In Thousands)	Previous Method	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income:
Balance at January 1, 2012	$(222,922)	$283,251	$60,329
Other comprehensive income	4,722	20,213	24,935

Balance at December 31, 2012	$(218,200)	$303,464	$85,264

Retained earnings:
Balance at January 1, 2012	$1,798,117	$(283,251)	$1,514,866
Net income for 2012	331,749	(20,213)	311,536
Cash dividends declared for 2012	(71,347)	—	(71,347)
Shares repurchased	(10,371)	—	(10,371)

Balance at December 31, 2012	$2,048,148	$(303,464)	$1,744,684

Year Ended December 31, 2011 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income:
Balance at January 1, 2011	$(164,196)	$239,085	$74,889
Other comprehensive loss	(58,726)	44,166	(14,560)

Balance at December 31, 2011	$(222,922)	$283,251	$60,329

Retained earnings:
Balance at January 1, 2011	$1,560,519	$(239,085)	$1,321,434
Net income for 2011	436,280	(44,166)	392,114
Cash dividends declared for 2011	(60,450)	—	(60,450)
Shares repurchased	(138,232)	—	(138,232)

Balance at December 31, 2011	$1,798,117	$(283,251)	$1,514,866

Year Ended December 31, 2010 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income:
Balance at January 1, 2010	$(91,860)	$231,143	$139,283
Other comprehensive loss	(72,336)	7,942	(64,394)

Balance at December 31, 2010	$(164,196)	$239,085	$74,889

Retained earnings:
Balance at January 1, 2010	$1,287,983	$(231,143)	$1,056,840
Net income for 2010	323,720	(7,942)	315,778
Cash dividends declared for 2010	(51,184)	—	(51,184)

Balance at December 31, 2010	$1,560,519	$(239,085)	$1,321,434

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Year Ended December 31, 2012 (In Thousands)	Previous Method	Effect of Accounting Change	As Adjusted

Cash flows from operating activities:
Net income	$350,340	$(20,213)	$330,127
Non-cash charges associated with restructuring and other, net	68,317	(6,508)	61,809
Pension and postretirement expense	39,418	38,024	77,442
Deferred income taxes	(3,284)	(11,303)	(14,587)

Year Ended December 31, 2011 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash flows from operating activities:
Net income	$464,363	$(44,166)	$420,197
Pension and postretirement expense	27,161	70,046	97,207
Deferred income taxes	14,682	(25,880)	(11,198)

Year Ended December 31, 2010 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash flows from operating activities:
Net income	$337,359	$(7,942)	$329,417
Pension and postretirement expense	20,993	12,905	33,898
Deferred income taxes	47,099	(4,963)	42,136

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

Research and Development Expenses

Our research and development expenses related to present and future products are expensed as incurred. These expenses consist primarily of personnel-related costs and other overheads, as well as outside service and consulting costs incurred for specific programs. Our U.S. facilities in Michigan, Pennsylvania, South Carolina, Texas and Louisiana and our global facilities in the Netherlands, Germany, Belgium, China and Korea form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.

Goodwill and Other Intangible Assets

We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance that requires that goodwill and indefinite-lived intangible assets not be amortized.

We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We measure the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to our company, and therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2012 and concluded there was no impairment as of that date.

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

During 2012, we made changes to the assumptions related to the discount rate, expected return on assets, mortality and salary scales. We consider available information that we deem relevant when selecting each of these assumptions.

In selecting the discount rates for the U.S. plans, we establish a range of reasonable rates based on methods developed by subject matter experts that reflect current market conditions. For 2012, we relied on methods developed by Citigroup and

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Milliman to establish a range of acceptable discount rates based on authoritative accounting guidance. These methods calculate discount rates based on high-quality bond data and the projected plan cash flows. We believe our selected discount rates accurately reflect market conditions as of the December 31, 2012 measurement date.

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

Employee Savings Plans

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. With respect to our foreign subsidiaries, we also have a defined contribution pension plan for employees in the United Kingdom and a plan in the Netherlands similar to a collective defined contribution plan.

Deferred Compensation Plan

We maintain an Executive Deferred Compensation Plan (EDCP) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the Trust) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statement of income) and cash and cash equivalents.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised principally of foreign currency translation adjustments and net prior service benefit for our defined benefit plans and related deferred income taxes in accordance with current accounting guidance.

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

Our consolidated statements of income include foreign exchange transaction (losses) gains of $(4.9) million, $(3.6) million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012 and 2011, we had outstanding foreign currency forward contracts with notional values totaling $274.0 million and $148.7 million, respectively.

In 2004, we entered into treasury lock agreements, or T-locks, with a notional value of $275.0 million, to fix the yield on the U.S. Treasury security used to set the yield for approximately 85% of our January 2005 public offering of senior notes. The T-locks fixed the yield on the U.S. Treasury security at approximately 4.25%. The value of the T-locks resulted from the difference between (i) the

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

yield-to-maturity of the 10-year U.S. Treasury security that had the maturity date most comparable to the maturity date of the senior notes issued and (ii) the fixed rate of approximately 4.25%. The cumulative loss effect of the T-lock agreements was $2.2 million and is being amortized over the life of the senior notes as an adjustment to the interest expense of the senior notes. At December 31, 2012 and 2011, there were unrealized losses of approximately $0.5 million ($0.3 million after income taxes) and $0.7 million ($0.4 million after income taxes), respectively, in accumulated other comprehensive income.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At December 31, 2012 and 2011, we had no natural gas hedge contracts outstanding.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance relating to fair value measurement and disclosure requirements. For fair value measurements categorized in Level 3 of the fair value hierarchy, the new guidance requires: (1) disclosure of quantitative information about unobservable inputs; (2) a description of the valuation processes used by the entity; and (3) a qualitative discussion about the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Entities must report the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value in the statement of financial position but for which fair value is disclosed. The new requirements clarify that the concepts of highest and best use and valuation premise only apply to measuring the fair value of nonfinancial assets. The new requirements also specify that in the absence of a Level 1 input, a reporting entity should incorporate a premium or a discount in a fair value measurement if a market participant would take into account such an input in pricing an asset or liability. Additionally, the new guidance introduces an option to measure certain financial assets and financial liabilities with offsetting positions on a net basis if certain criteria are met. These amendments became effective for us on January 1, 2012 and did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance which eliminated the option to present other comprehensive income and its components in the statement of changes in equity. However, under the guidance, comprehensive income and its components must still be presented under one of two new alternatives. Under the first alternative, the components of other comprehensive income and the components of net income may be presented in one continuous statement referred to as the statement of comprehensive income. Under the second alternative, a statement of other comprehensive income would immediately follow the statement of net income and must be shown with equal prominence as the other primary financial statements. Under either alternative, an entity is required to present each component of net income along with total net income, each component of other comprehensive

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income along with a total for other comprehensive income, and a total amount for comprehensive income. The Company adopted these new financial statement presentation requirements effective January 1, 2012 with retrospective application to all prior periods presented.

In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued new accounting guidance that will require entities to disclose information about financial instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued additional guidance that limits the scope of these new requirements to certain derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. These new provisions are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. We do not expect this new guidance to have a material effect on our consolidated financial statements.

In February 2013, the FASB issued new accounting guidance that requires companies to present either in a single note or on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. These new provisions are effective for annual and interim reporting periods beginning after December 15, 2012. We do not expect this new guidance to have a material effect on our consolidated financial statements.

NOTE 2—Supplemental Cash Flow Information:

Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Income taxes (net of refunds of $1,849, $4,339 and $2,611 in 2012, 2011 and 2010, respectively)	$112,442	$123,341	$34,808
Interest (net of capitalization)	$31,144	$33,127	$21,905

Supplemental non-cash disclosures related to exit of phosphorus flame retardants business:
Decrease in property, plant and equipment	$(41,120)	$—	$—
Decrease in accumulated depreciation	(17,870)	—	—
Decrease in other intangibles, net of amortization	(27,384)	—	—
Increase in accumulated other comprehensive income	12,268	—	—

Supplemental non-cash disclosures related to defined benefit pension plan net curtailment gain:
Decrease in accumulated other comprehensive income	$(4,507)	$—	$—

Supplemental non-cash disclosures related to other restructuring charges:
Decrease in property, plant and equipment	$(5,002)	$—	$—
Decrease in accumulated depreciation	(1,588)	—	—

In the fourth quarter of 2012, we revised our presentation of Restructuring and other charges in our consolidated statements of cash flows. The corrected presentation is reflected in Non-cash charges associated with restructuring and other, net, to report the non-cash portion of such charges separately from the portion which affects working capital. We believe this presentation better reflects the impacts of restructuring events in our financial statements. The change in presentation had no impact on Net cash provided by operating activities, Net cash used in investing activities or Net cash used in financing activities for years ended December 31, 2012, 2011 or 2010 or any interim periods within those years. Non-cash charges associated with restructuring and other, net for both the six months ended June 30, 2012 and the nine months ended September 30, 2012 were approximately $71 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Earnings Per Share:

Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$311,536	$392,114	$315,778

Denominator:
Weighted-average common shares for basic earnings per share	89,189	90,522	91,393

Basic earnings per share	$3.49	$4.33	$3.46

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$311,536	$392,114	$315,778

Denominator:
Weighted-average common shares for basic earnings per share	89,189	90,522	91,393
Incremental shares under stock compensation plans	695	1,000	791

Total shares	89,884	91,522	92,184

Diluted earnings per share	$3.47	$4.28	$3.43

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under the treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2012, there were 222,700 common stock equivalents not included in the computation of diluted earnings per share.

We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2012, no shares of preferred stock have been issued.

On October 13, 2011, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our stock repurchase plan up to a maximum of five million shares. During the years ended December 31, 2012, 2011 and 2010, we repurchased 1,092,767, 3,000,000 and 400,356 shares of our common stock, respectively, pursuant to the terms of our share repurchase program. As of December 31, 2012, there were 3,907,233 shares available for repurchase under our authorized share repurchase plan. On February 12, 2013, our Board of Directors authorized another increase in the number of shares, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares under the plan, including those shares previously authorized, but not yet repurchased.

NOTE 4—Other Accounts Receivable:

Other accounts receivable consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Value added tax/consumption tax	$22,398	$16,236
Other	21,446	19,963

Total	$43,844	$36,199

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Inventories:

Approximately 30% and 26% of our inventories are valued using the last-in, first-out (LIFO) method at December 31, 2012 and 2011, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $126.6 million and $111.7 million at December 31, 2012 and 2011, respectively, which are below replacement cost by approximately $51.4 million and $56.8 million, respectively.

NOTE 6—Other Current Assets:

Other current assets consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred income taxes—current(a)	$4,197	$9,383
Income tax receivables	26,208	8,303
Prepaid expenses	48,250	45,452

Total	$78,655	$63,138

(a)	See Note 18, “Income Taxes.”

NOTE 7—Property, Plant and Equipment:

Property, plant and equipment, at cost, consist of the following at December 31, 2012 and 2011 (in thousands):

	Useful Lives (Years)	December 31,
		2012	2011
Land	—	$61,123	$59,137
Land improvements	5 – 30	51,218	50,302
Buildings and improvements	10 – 45	198,260	194,731
Machinery and equipment(a)	3 – 19	1,603,533	1,552,557
Machinery and equipment (major plant components)(b)	20 – 45	586,433	533,666
Property, plant and equipment under capital lease	19 – 50	—	24,652
Long-term mineral rights and production equipment costs	7 – 60	83,089	62,245
Construction in progress	—	234,948	142,138

Total		$2,818,604	$2,619,428

(a)	Consists primarily of (1) short-lived production equipment components, office and building equipment and other equipment with estimated lives ranging 3 – 7 years, and (2) production process equipment (intermediate components) with estimated lives ranging 8 – 19 years.

(b)	Consists primarily of (1) production process equipment (major unit components) with estimated lives ranging 20 – 29 years, and (2) production process equipment (infrastructure and other) with estimated lives ranging 30 – 45 years.

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depreciation expense amounted to $88.3 million, $83.6 million and $82.5 million during the years ended December 31, 2012, 2011 and 2010, respectively. Interest capitalized on significant capital projects in 2012, 2011 and 2010 was $5.8 million, $2.4 million and $1.1 million, respectively.

In 2012 we announced our plan to exit the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. In connection with our exit of this business, net property, plant and equipment was written down by $30.9 million, and in the fourth quarter of 2012 we received cash proceeds of $7.7 million from the sale of our Nanjing, China manufacturing site, which resulted in the recognition of a gain of approximately $2 million. See Note 2 “Supplemental Cash Flow Information” and Note 19 “Special Items” for additional details about our exit of the phosphorus flame retardants business.

In 2012, we repaid in full our capital lease obligation associated with certain plant equipment and the related carrying values of $4.3 million and $20.3 million were transferred to buildings and improvements and machinery and equipment, respectively.

In the fourth quarter of 2012, we received proceeds of $1.9 million in connection with the sale of land adjacent to our regional offices in Belgium. In the third quarter of 2010, we sold our Teesport, UK manufacturing site for net proceeds of approximately $8.6 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium manufacturing site. Cash payments related to this acquisition were $6.5 million and $8.0 million in 2011 and 2010, respectively.

NOTE 8—Investments:

Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2012 and 2011 (in thousands).

	December 31,
	2012	2011
Joint ventures	$185,928	$180,437
Nonmarketable securities	923	1,187
Marketable equity securities	20,290	16,803

Total	$207,141	$198,427

Effective January 1, 2010, we entered into a new operating agreement relating to our heretofore consolidated joint venture Stannica LLC and divested ten percent of our interest in the venture to our partner for proceeds of approximately $2.1 million (of which $1.6 million in cash was received in the first quarter of 2010 and the remainder was collected in the third quarter of 2010), reducing our ownership to fifty percent. We determined that the joint venture was a variable interest entity but that we were not the primary beneficiary of the venture arrangement; accordingly, we deconsolidated our investment in this venture. We recorded a gain of approximately $1.1 million on the transaction (included in consolidated gross profit), an $8.1 million reduction in noncontrolling interests and $20.4 million reduction in other consolidated net assets comprised of $14.7 million in cash plus other net working capital. Our retained equity investment in the joint venture was recorded at its fair value of $11.3 million (giving rise to the gain amount noted above) and is reported in Investments in our consolidated balance sheet. To estimate the fair value of our investment, we used an income approach based on a discounted cash flow model which incorporated estimates and assumptions supported mainly by unobservable inputs, including pricing and volume data, anticipated growth rates, profitability levels, inflation factors, tax and discount rates. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value. Starting in the first quarter of 2010, the earnings associated with our investment in Stannica LLC were reported in Equity in net income of unconsolidated investments in our consolidated statement of income in our Catalysts segment. Prior to this transaction, Stannica LLC was included in our Polymer Solutions segment. The carrying value of our investment in Stannica LLC was $6.6 million and $7.3 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the carrying amount of our investments in unconsolidated joint ventures exceeded the amount of underlying equity in net assets by approximately $12.1 million and $9.7 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2012 and 2011, $1.8 million and $2.3 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2012	2011	2010
*	Nippon Aluminum Alkyls—a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG—a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited—a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A.—a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A.—a joint venture with Petrobras Quimica S.A.—PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
*	Stannica, LLC—a joint venture with PMC Group, Inc. that produces tin stabilizers	50%	50%	50%

Our investment in the significant unconsolidated joint ventures above amounted to $170.6 million and $165.4 million as of December 31, 2012 and 2011, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $37.0 million, $43.3 million and $37.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available. The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2012	2011

Summary of Balance Sheet Information:
Current assets	$343,129	$307,358
Noncurrent assets	212,587	174,431

Total assets	$555,716	$481,789

Current liabilities	$129,105	$112,589
Noncurrent liabilities	76,422	42,850

Total liabilities	$205,527	$155,439

	Year Ended December 31,
	2012	2011	2010
Summary of Statements of Income Information:
Net sales	$601,233	$672,859	$557,372
Gross profit	$165,650	$189,691	$161,273
Income before income taxes	$105,329	$132,399	$100,853
Net income	$71,561	$88,414	$69,974

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $25.6 million, $22.8 million and $15.8 million in 2012, 2011 and 2010, respectively.

Assets of the Benefit Protection Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2012 and 2011, these marketable securities amounted to $20.3 million and $16.8 million, respectively.

During the year ended December 31, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, Saudi Organometallic Chemicals Company (SOCC), pursuant to a long-term loan arrangement. Our loan bears quarterly interest at the London Inter-Bank Offered Rate (LIBOR) plus 1.275% per annum (1.58% as of December 31, 2012), with interest

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. This loan receivable outstanding at December 31, 2012 has been recorded in Other assets in our consolidated balance sheet. The recorded value of this receivable approximates fair value as it bears interest based on prevailing variable market rates. Also during the year ended December 31, 2012, we and our joint venture partner each advanced 1.9 million Euros (approximately $2.5 million at December 31, 2012) to our 50%-owned joint venture, Eurecat S.A., pursuant to a long-term loan arrangement.

During the years ended December 31, 2011 and 2010, we made capital contributions of approximately $10.9 million and $1.3 million, respectively, to SOCC, which is expected to be operational in early 2013.

During the second quarter of 2010, we finalized an agreement with our joint venture partner to adjust the allocation of profits and dividends in connection with our consolidated investment in Jordan Bromine Company Limited (JBC). As a result of this agreement, we recorded $8.0 million in cumulative dividend adjustments to noncontrolling interests as reported in the consolidated statement of changes in equity for the year ended December 31, 2010.

NOTE 9—Other Assets:

Other assets consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred income taxes—noncurrent(a)	$64,512	$50,957
Assets related to unrecognized tax benefits(a)	25,788	21,794
Long-term advances to joint ventures(b)	25,017	—
Other	39,519	44,120

Total	$154,836	$116,871

(a)	See Note 18, “Income Taxes.”
(b)	See Note 8, “Investments.”

NOTE 10—Goodwill and Other Intangibles:

Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents and other intangibles.

The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2012 and 2011 (in thousands):

	Polymer Solutions	Catalysts	Fine Chemistry	Total
Balance at December 31, 2010	$36,210	$211,423	$24,605	$272,238
Acquisitions(a)	—	3,672	—	3,672
Foreign currency translation adjustments	953	(3,885)	167	(2,765)

Balance at December 31, 2011	37,163	211,210	24,772	273,145
Foreign currency translation adjustments	452	3,361	8	3,821

Balance at December 31, 2012	$37,615	$214,571	$24,780	$276,966

(a)	Relates to our acquisition of Catilin, Inc. as discussed in Note 22 “Acquisitions.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2012 and 2011 (in thousands):

	Customer Lists and Relationships	Trade Names(d)	Patents and Technology	Land Use Rights	Manufacturing Contracts and Supply/Service Agreements	Other	Total
Gross Asset Value
Balance at December 31, 2010	$100,509	$44,800	$44,592	$7,318	$12,087	$20,318	$229,624
Acquisitions(a)	—	—	1,400	—	—	—	1,400
Foreign currency translation adjustments and other	(431)	599	(19)	780	1,695	3,843	6,467

Balance at December 31, 2011	100,078	45,399	45,973	8,098	13,782	24,161	237,491
Acquisitions(b)	—	—	1,500	—	—	—	1,500
Exit of phosphorus flame retardants business(c)	(16,189)	(19,441)	—	(1,915)	(5,470)	(1,122)	(44,137)
Foreign currency translation adjustments and other	1,278	985	403	20	211	373	3,270

Balance at December 31, 2012	$85,167	$26,943	$47,876	$6,203	$8,523	$23,412	$198,124

Accumulated Amortization
Balance at December 31, 2010	$(27,050)	$(10,497)	$(30,539)	$(484)	$(10,467)	$(15,823)	$(94,860)
Amortization	(4,780)	(1,658)	(4,982)	(176)	(551)	(1,002)	(13,149)
Foreign currency translation adjustments and other	1,549	(65)	309	(458)	(95)	(441)	799

Balance at December 31, 2011	(30,281)	(12,220)	(35,212)	(1,118)	(11,113)	(17,266)	(107,210)
Amortization	(4,499)	(1,307)	(3,176)	(183)	(658)	(900)	(10,723)
Exit of phosphorus flame retardants business(c)	4,134	5,791	—	236	5,470	1,122	16,753
Foreign currency translation adjustments and other	(838)	(750)	(390)	(14)	(211)	(277)	(2,480)

Balance at December 31, 2012	$(31,484)	$(8,486)	$(38,778)	$(1,079)	$(6,512)	$(17,321)	$(103,660)

Net Book Value at December 31, 2011	$69,797	$33,179	$10,761	$6,980	$2,669	$6,895	$130,281

Net Book Value at December 31, 2012	$53,683	$18,457	$9,098	$5,124	$2,011	$6,091	$94,464

(a)	The increase of $1.4 million in Patents and Technology relates to our acquisition of Catilin, Inc. in 2011 as discussed in Note 22 “Acquisitions.”
(b)	The increase of $1.5 million in Patents and Technology relates to our acquisition of certain patents in 2012 related to catalysts useful in the production of fuel products from renewable feedstocks.
(c)	In 2012 we reduced intangible assets by $44.1 million and related accumulated amortization by $16.8 million in connection with our exit of the phosphorus flame retardants business. See Note 19 “Special Items.”
(d)	Trade names include a gross carrying amount of $10.3 million for an indefinite-lived intangible asset.

Useful lives range from 15 – 25 years for customer lists and relationships; 11 – 35 years for trade names; 8 – 20 years for patents and technology; 37 – 40 years for land use rights; 6 – 12 years for manufacturing contracts and supply/service agreements; and 6 – 35 years for other.

Amortization of other intangibles amounted to $10.7 million, $13.1 million and $13.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2013	$7,732
2014	$7,726
2015	$7,086
2016	$6,148
2017	$5,830

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Accrued Expenses:

Accrued expenses consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Employee benefits, payroll and related taxes	$39,442	$67,452
Taxes other than income taxes and payroll taxes	25,025	19,862
Deferred revenue	13,955	18,819
Accrued sales commissions	7,893	9,525
Accrued interest payable	7,816	8,075
Accrued utilities	9,108	7,493
Reduction in force accruals(a)	14,428	2,843
Other	59,879	41,188

Total	$177,546	$175,257

(a)	See Note 19, “Special Items.”

NOTE 12—Long-Term Debt:

Long-term debt consists of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
5.10% Senior notes, net of unamortized discount of $70 at December 31, 2012 and $103 at December 31, 2011	$324,930	$324,897
4.50% Senior notes, net of unamortized discount of $2,500 at December 31, 2012 and $2,814 at December 31, 2011	347,500	347,186
Fixed rate foreign borrowings	19,458	24,778
Capital lease obligation	—	2,006
Variable-rate foreign bank loans	7,006	64,326
Miscellaneous	394	480

Total long-term debt	699,288	763,673
Less amounts due within one year	12,700	14,416

Long-term debt, less current portion	$686,588	$749,257

Aggregate annual maturities of long-term debt as of December 31, 2012 are as follows (in millions): 2013—$12.7; 2014—$6.0; 2015—$327.1; 2016—$0; 2017—$0.1; thereafter—$356.0.

In September 2011, we amended and restated our previous $675.0 million credit facility. The amended and restated five-year, revolving, unsecured credit facility (hereinafter referred to as the September 2011 credit agreement) matures on September 22, 2016 and (i) increased the borrowing capacity to $750.0 million from $675.0 million; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; (iii) provides for the ability to extend the maturity date under certain conditions; (iv) eliminated the covenant that required a minimum level of consolidated tangible domestic assets; and (v) increased the interest rate spread and commitment fees applicable to the Company’s borrowings under the credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this new agreement. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of December 31, 2012. As of December 31, 2012 and 2011, we had no borrowings outstanding under the September 2011 credit agreement.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the September 2011 credit agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in the September 2011 credit agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of December 31, 2012, we were, and currently are, in compliance with all of our debt covenants.

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

Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, bear interest at a rate of 5.10%, payable semi-annually on February 1 and August 1 of each year. The effective interest rate on these senior notes is approximately 5.19%. These senior notes mature on February 1, 2015.

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

We have additional agreements with financial institutions that provide for borrowings under uncommitted credit lines up to a maximum of $30.0 million. There were no outstanding borrowings under these agreements at either December 31, 2012 or December 31, 2011. The average interest rate on borrowings under these agreements during 2012 and 2011 was 1.49% and 1.43%, respectively.

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

We have an agreement with a foreign bank that provides immediate U.S Dollar or Euro-denominated borrowings under uncommitted credit lines up to a maximum of $48.0 million or the Euro equivalent. At December 31, 2012 and 2011, there were no outstanding borrowings under this agreement.

One of our foreign subsidiaries has agreements with several foreign banks, which provide immediate borrowings under uncommitted credit lines up to a maximum of 3.5 billion Japanese Yen (approximately $40.6 million at December 31, 2012, based on applicable exchange rates). At December 31, 2012 and 2011 there were no outstanding borrowings under these agreements. The weighted average interest rate on borrowings under these agreements during 2011 and 2010 was 1.07% and 1.19%, respectively.

Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $93.9 million, of which $79.5 million supports foreign subsidiaries based in China. We have guaranteed these agreements. At December 31, 2012, there were no outstanding borrowings under these agreements, and at December 31, 2011, there were borrowings of $50.3 million under these agreements. The weighted average interest rate on borrowings under these agreements was 6.1% at December 31, 2011.

At December 31, 2012 and 2011, we had the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2012 and 2011. At December 31, 2012, we had the ability to borrow $750.0 million under our September 2011 credit agreement, plus an additional $250.0 million if needed, subject to the terms of the September 2011 credit agreement.

Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $26.4 million and $40.8 million at December 31, 2012 and 2011, respectively, and principally includes (i) foreign plant-related construction borrowings maturing in April 2015 amounting to $13.5 million and $18.8 million at December 31, 2012 and 2011, respectively, which bore interest at rates ranging from 1.74% to 5.5% at December 31, 2012, and (ii) a capitalized lease obligation amounting to $2.0 million at December 31, 2011, which matured in 2012, related to certain plant equipment, bearing interest at 5.5%. At December 31, 2012 and 2011, the JBC debt also included a $6.0 million unsecured non-interest bearing loan from its other shareholder. At December 31, 2012, JBC had additional borrowing capacity of approximately $24.1 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Other Noncurrent Liabilities:

Other noncurrent liabilities consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Liabilities related to uncertain tax positions(a)	$29,179	$30,677
Executive deferred compensation plan obligation	20,265	16,786
Deferred revenue—long-term	3,362	11,412
Environmental liabilities(b)	17,213	10,926
Asset retirement obligations(b)	16,517	14,865
Other	27,486	26,441

Total	$114,022	$111,107

(a)	See Note 18, “Income Taxes.”
(b)	See Note 15, “Commitments and Contingencies.”

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

We granted 263,200, 401,500 and 389,000 stock options during 2012, 2011 and 2010, respectively. There were no significant modifications made to any share-based grants during these periods.

On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Under the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 100,000 shares of our common stock was authorized for issuance to the Company’s non-employee directors. The fair market value of shares to be issued to each participant during a calendar year shall not exceed $100,000. At December 31, 2012, there were 4,207,621 shares available for grant under the Incentive Plan and 39,725 shares available for grant under the Non-Employee Directors Plan.

Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2012, 2011 and 2010 amounted to $15.2 million, $27.1 million and $15.7 million, respectively, and is included in cost of goods sold and selling, general and administrative (SG&A) expenses on the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2012, 2011 and 2010 amounted to $5.6 million, $10.0 million and $5.8 million, respectively.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	2,171,172	$30.82	7.1	$46,846
Granted	263,200	66.12
Exercised	(949,170)	22.28
Forfeited	(141,941)	49.62

Outstanding at December 31, 2012	1,343,261	$41.78	7.2	$28,232

Exercisable at December 31, 2012	773,427	$30.39	6.4	$24,539

The fair value of each option granted during the years ended December 31, 2012, 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	1.59%	1.53%	1.66%
Volatility	34.04%	33.04%	33.13%
Average expected life (years)	6	6	6
Risk-free interest rate	2.05%	3.67%	3.92%
Fair value of options granted	$20.00	$18.42	$13.76

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

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $37.4 million, $7.9 million and $15.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2012 is approximately $5.1 million and is expected to be recognized over a remaining weighted-average period of 1.3 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $21.1 million and $13.6 million for the year ended December 31, 2012, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.

The following table summarizes activity in performance unit awards:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	370,150	$49.23	184,196	$41.88	7,500	$38.41
Granted	367,600	53.57	190,700	56.14	198,700	41.94
Vested	(276,250)	44.44	(2,946)	38.41	(2,947)	38.41
Forfeited	(97,400)	54.10	(1,800)	48.26	(19,057)	41.64

Nonvested, end of period	364,100	55.94	370,150	49.23	184,196	41.88

Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2012 is approximately $4.0 million and is expected to be recognized over a remaining weighted-average period of approximately one year. Each performance unit represents one share of common stock. The fair value of the performance based restricted stock was estimated on the date of grant.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in non-performance based restricted stock awards:

	Year Ended December 31,
	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	228,265	$41.35	333,416	$34.38	535,625	$35.10
Granted	47,473	60.58	63,600	58.43	92,750	40.98
Vested	(116,586)	34.08	(159,751)	35.94	(250,126)	37.48
Forfeited	(16,347)	37.80	(9,000)	48.64	(44,833)	39.43

Nonvested, end of period	142,805	51.01	228,265	41.35	333,416	34.38

Total compensation cost not yet recognized for nonvested non-performance based restricted shares as of December 31, 2012 is approximately $3.9 million and is expected to be recognized over a remaining weighted-average period of 1.9 years. The fair value of the non-performance based restricted stock was estimated on the date of grant adjusted for a dividend factor, if necessary.

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

NOTE 15—Commitments and Contingencies:

In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:

Environmental

We had the following activity in our recorded environmental liabilities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$12,359	$13,806	$15,567
Expenditures	(1,451)	(1,081)	(1,128)
Changes in estimates recorded to earnings and other	227	(270)	419
Exit of phosphorus flame retardants business	8,700	—	—
Foreign currency translation	487	(96)	(1,052)

Balance, end of year	20,322	12,359	13,806
Less amounts reported in Accrued expenses	3,109	1,433	1,661

Amounts reported in Other noncurrent liabilities	$17,213	$10,926	$12,145

The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $16 million before income taxes.

Approximately $8.0 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $5.9 million.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2012, the Company recorded $8.7 million in estimated site remediation liabilities at our Avonmouth, United Kingdom site as part of the charges associated with our exit of the phosphorus flame retardant business. Included in these estimated charges are anticipated costs of site investigation, remediation and cleanup activities. We are in the process of reviewing our investigation and remediation plans with local government authorities. Based on current information about site conditions, we anticipate this investigation and remediation program to be completed during 2014.

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

Rental Expense

Our rental expenses include a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Minimum Operating Lease Payments
2013	$7,080
2014	$5,040
2015	$3,916
2016	$2,753
2017	$2,176
Thereafter	$8,141

Rental expense was approximately $33.1 million, $30.9 million, and $29.0 million for 2012, 2011 and 2010, respectively. Rental expense is shown net of rental income which was minimal during 2012, 2011 and 2010.

Litigation

On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4, or EPA, regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations involve (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures, or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

Other

The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Letters of credit and guarantees	$40,717	$321	$2,774	$4	$508	$4,414

The outstanding letters of credit are primarily related to performance bonds, environmental guarantees and insurance claim payment guarantees with expiration dates ranging from 2013 to 2022. The majority of the Company’s guarantees relate to custom and port authorities and have terms of one year. The guarantees arose during the ordinary course of business.

We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2012. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

Our estimated asset retirement obligations associated with certain property and equipment were $16.5 million and $14.9 million at December 31, 2012 and 2011, respectively. During 2012, we increased our asset retirement obligations by approximately $1.4 million due to revisions of estimates, with the remainder of the increase from December 31, 2011 primarily related to accretion expense recorded during 2012. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.

We currently, and are from time to time, subject to transactional audits in various taxing jurisdictions and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

NOTE 16—Accumulated Other Comprehensive Income:

The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Foreign Currency Translation Adjustments(a)	Net Transition Asset	Net Prior Service Benefit(b)	Unrealized Gain (Loss) on Marketable Securities	Other	Total
Balance at December 31, 2009	$132,234	$6	$8,286	$(4)	$(1,239)	$139,283
Current period change	(56,620)	(9)	(2,987)	1	163	(59,452)
Tax benefit (expense)	(6,009)	3	1,123	—	(59)	(4,942)

Balance at December 31, 2010	69,605	—	6,422	(3)	(1,135)	74,889
Current period change	(17,269)	—	(2,156)	1	257	(19,167)
Tax benefit (expense)	3,909	—	794	(1)	(95)	4,607

Balance at December 31, 2011	56,245	—	5,060	(3)	(973)	60,329
Current period change	26,846	—	(6,533)	(5)	217	20,525
Tax benefit (expense)	2,026	—	2,462	2	(80)	4,410

Balance at December 31, 2012	$85,117	$—	$989	$(6)	$(836)	$85,264

(a)	Current period change for the year ended December 31, 2012 includes $12.3 million related to a non-cash write-off of foreign currency translation adjustments from Accumulated other comprehensive income in connection with our exit of the phosphorus flame retardants business (see Note 19) in accordance with current accounting guidance.
(b)	Current period change for the year ended December 31, 2012 includes $6.5 million related to a supplemental executive retirement plan settlement in connection with the retirement of our former CEO and executive chairman, and ($4.5) million related to various amendments to certain of our U.S. pension and defined contribution plans that were approved by our Board of Directors in the fourth quarter of 2012.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—Pension Plans and Other Postretirement Benefits:

As discussed in Note 1, during 2012, we elected to change our method of accounting for actuarial gains and losses relating to our global pension and OPEB plans. Previously, we recognized actuarial gains and losses from our pension and OPEB plans in our consolidated balance sheets as Accumulated other comprehensive income (loss) within shareholders’ equity, with amortization of these gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations recognized each quarter in our consolidated statements of income over the average future service period of active employees. Under the new method of accounting, referred to as mark-to-market accounting, these gains and losses will be recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, will be recorded on a quarterly basis. The gain/loss subject to amortization and expected return on assets components of our pension expense has historically been calculated using a five-year smoothing of asset gains and losses referred to as the market-related value. Under mark-to-market accounting, the market-related value of assets will equal the actual market value as of the date of measurement. While our historical policy of recognizing pension and OPEB plan expense is considered acceptable under U.S. GAAP, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will also improve transparency within our operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting principle has been applied retrospectively, adjusting all prior periods presented.

We have certain noncontributory defined benefit pension plans covering certain U.S., German, Japanese and the Netherlands employees. We also have a contributory defined benefit plan covering certain Belgian employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.

During 2009, the U.S. defined benefit pension plans were amended to be in compliance with the Pension Protection Act of 2006 (PPA), which was signed into law on August 16, 2006. This law amended the Employee Retirement Income Security Act of 1974 (ERISA) and included new rules regarding methods and assumptions, including measuring the benefit obligation and plan assets, use of interest rate assumptions, mortality tables, valuation date, credit balances for carryover and pre-funded balances, etc.

Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. On October 1, 2012, our Board of Directors approved certain plan amendments, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date. In addition, for participants who retire on or after December 31, 2012 and before December 31, 2013, final average earnings shall be determined as of December 31, 2012. For participants who retire on or after December 31, 2013 and before December 31, 2014, final average earnings shall be determined as of December 31, 2013. And for participants who retire on or after December 31, 2014, final average earnings shall be determined as of December 31, 2014. In addition to freezing the accrued benefits as of December 31, 2014, our Board of Directors also authorized application of a higher benefit formula for calculating accrued benefits in 2013 and 2014 only, as well as including an offset factor that would be applied to accrued benefits earned in 2013 and 2014. In connection with the plan amendments approved on October 1, 2012, we recorded a net curtailment gain of $4.5 million, which is included in Restructuring and other charges, net on our consolidated statements of income for the year ended December 31, 2012.

On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. The benefit was an annual contribution to the defined contribution plan based on 5% of eligible employee compensation, which was further amended on January 1, 2007 to increase the annual contributions to 6% or 7% for eligible employees, depending on specified levels of years of service. On October 1, 2012 our Board of Directors approved additional plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and the annual contribution to the defined contribution plan for all participants is based on 5% of eligible employee compensation. Furthermore, our Board of Directors approved a one-time contribution to be made in December 2012 for active participants still in the U.S. defined benefit plan; the one-time contribution, in the amount of $10.1 million, was made into the defined contribution pension plan and into the EDCP for the amount of the one-time contribution that exceeded U.S. Internal Revenue Service (IRS) limits. The employer portion of contributions to our U.S. defined contribution plan amounted to $14.8 million (including the one-time contribution made in the fourth quarter of 2012), $4.5 million and $3.9 million in 2012, 2011 and 2010, respectively.

We have a defined benefit plan covering employees in the Netherlands. This plan is a transitional arrangement in which benefits are based primarily on employee compensation and/or years of service. This plan is for certain individuals born on or before 1949 whom had a prior agreement, which we elected to honor, in connection with the refinery catalysts business acquisition in 2004.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions for our pension benefit plans (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Change in benefit obligations:
Benefit obligation at January 1	$674,665	$634,184	$613,880	$572,963
Service cost	12,741	11,274	12,830	11,169
Interest cost	31,636	29,843	32,933	30,945
Plan amendments	1,123	1,123	508	508
Actuarial loss	90,336	83,428	49,729	48,977
Benefits paid	(49,234)	(45,694)	(35,249)	(30,378)
Employee contributions	294	—	299	—
Foreign exchange loss (gain)	834	—	(265)	—

Benefit obligation at December 31	$762,395	$714,158	$674,665	$634,184

Change in plan assets:
Fair value of plan assets at January 1	$531,105	$522,408	$507,064	$498,967
Actual return on plan assets	62,577	62,167	3,107	2,662
Employer contributions	18,299	15,298	56,105	51,157
Benefits paid	(49,234)	(45,694)	(35,249)	(30,378)
Employee contributions	294	—	299	—
Foreign exchange gain (loss)	262	—	(221)	—

Fair value of plan assets at December 31	$563,303	$554,179	$531,105	$522,408

Funded status at December 31	$(199,092)	$(159,979)	$(143,560)	$(111,776)

	December 31, 2012		December 31, 2011
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,611)	$(2,015)	$(15,596)	$(13,927)
Noncurrent liabilities (pension benefits)	(195,481)	(157,964)	(127,964)	(97,849)

Net pension liability	$(199,092)	$(159,979)	$(143,560)	$(111,776)

Amounts recognized in accumulated other comprehensive income:
Prior service benefit	$(759)	$(1,181)	$(7,193)	$(7,616)

Net amount recognized	$(759)	$(1,181)	$(7,193)	$(7,616)

Weighted-average assumption percentages:
Discount rate	4.04%	4.10%	5.04%	5.07%
Rate of compensation increase	3.37%	3.50%	3.96%	4.11%

The accumulated benefit obligation for all defined benefit pension plans was $738.7 million and $657.0 million at December 31, 2012 and 2011, respectively.

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2012	2011
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$68,935	$66,436
Service cost	274	263
Interest cost	3,172	3,393
Actuarial loss	3,032	3,555
Benefits paid	(4,626)	(4,712)

Benefit obligation at December 31	$70,787	$68,935

Change in plan assets:
Fair value of plan assets at January 1	$7,681	$7,985
Actual return on plan assets	358	740
Employer contributions	3,198	3,668
Benefits paid	(4,626)	(4,712)

Fair value of plan assets at December 31	$6,611	$7,681

Funded status at December 31	$(64,176)	$(61,254)

	December 31,
	2012	2011
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,361)	$(3,666)
Noncurrent liabilities (postretirement benefits)	(60,815)	(57,588)

Net postretirement liability	$(64,176)	$(61,254)

Amounts recognized in accumulated other comprehensive loss:
Prior service benefit	(525)	(620)

Net amount recognized	$(525)	$(620)

Weighted-average assumption percentages:
Discount rate	4.00%	5.10%
Rate of compensation increase	3.50%	4.00%

The components of pension benefits expense are as follows (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Service cost	$12,741	$11,274	$12,830	$11,169	$11,271	$9,577
Interest cost	31,636	29,843	32,933	30,945	31,844	29,934
Expected return on assets	(44,752)	(44,342)	(42,186)	(41,776)	(40,213)	(39,903)
Actuarial loss	72,550	65,603	88,809	88,091	29,512	29,556
Amortization of net transition asset	—	—	—	—	(9)	(9)
Amortization of prior service benefit	(757)	(812)	(953)	(1,009)	(986)	(1,038)

Benefits expense	$71,418	$61,566	$91,433	$87,420	$31,419	$28,117

Weighted-average assumption percentages:
Discount rate	5.04%	5.07%	5.40%	5.45%	5.77%	5.86%
Expected return on plan assets	8.19%	8.25%	8.19%	8.25%	8.19%	8.25%
Rate of compensation increase	3.96%	4.11%	3.93%	4.11%	3.90%	4.11%

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic pension costs during 2013 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of prior service benefit	$(686)	$(741)

The components of postretirement benefits expense are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
	Total Other Postretirement Benefits	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Service cost	$274	$263	$382
Interest cost	3,172	3,393	3,564
Expected return on assets	(488)	(509)	(526)
Actuarial loss	3,161	3,324	763
Amortization of prior service benefit	(95)	(697)	(1,704)

Benefits expense	$6,024	$5,774	$2,479

Weighted-average assumption percentages:
Discount rate	5.10%	5.30%	5.70%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic postretirement costs during 2013 are as follows (in thousands):

Total Other Postretirement Benefits
Amortization of prior service benefit	$(95)

In estimating the expected return on plan assets, consideration is given to past performance and future performance expectations for the types of investments held by the plan, as well as the expected long-term allocations of plan assets to these investments. For the years 2012 and 2011, the weighted-average expected rate of return on domestic pension plan assets was 8.25%. The assumed rate of return on our domestic pension plan assets was changed to 7.25% effective January 1, 2013. The weighted-average expected rate of return on plan assets for our OPEB plan was 7.00% during 2012 and 2011. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2013. The weighted-average expected rate of return on pension plan assets for foreign plans was 4.50% during 2012 and 2011.

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2012, the assumed weighted-average rate of compensation increase changed to 3.37% from 3.96% for the pension plans. The assumed weighted-average rate of compensation increase changed to 3.50% from 4.00% for the OPEB plans at December 31, 2012.

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

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2012 (in thousands):

	December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$218,145	$153,465	$64,680	$—
International Equity(b)	107,647	18,977	88,670	—
Fixed Income(c)	142,967	51,306	91,661	—
Absolute Return(d)	80,714	9,885	—	70,829
Cash	13,830	13,830	—	—

Total Pension Assets	$563,303	$247,463	$245,011	$70,829

Postretirement Assets:
Fixed Income(c)	$6,611	$—	$6,611	$—

(a)	Consists primarily of U.S. equity securities covering a diverse group of companies and U.S. stock funds that primarily track or are actively managed and measured against indices including the S&P 500 and the Russell 2000.
(b)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.
(c)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.
(d)	Consists primarily of holdings in private investment companies. See additional information about the Absolute Return investments below.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2012 (in thousands):

Absolute Return:	Year Ended December 31, 2012
Beginning Balance	$73,025
Total losses relating to assets sold during the period(a)	(31)
Total unrealized gains relating to assets still held at the reporting date(a)	2,311
Sales	(4,476)

Ending Balance	$70,829

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

The following table sets forth our financial assets that were accounted for at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$229,842	$173,710	$56,132	$—
International Equity(b)	90,056	—	90,056	—
Fixed Income(c)	129,608	46,308	83,300	—
Absolute Return(d)	78,432	5,407	—	73,025
Cash	3,167	3,167	—	—

Total Pension Assets	$531,105	$228,592	$229,488	$73,025

Postretirement Assets:
Fixed Income(c)	$7,681	$—	$7,681	$—

(a)	Consists primarily of U.S. equity securities covering a diverse group of companies and U.S. stock funds that primarily track or are actively managed and measured against indices including the S&P 500 and the Russell 2000.
(b)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.
(c)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.
(d)	Consists primarily of holdings in private investment companies. See additional information about the Absolute Return investments below.

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2011 (in thousands):

Absolute Return:	Year Ended December 31, 2011
Beginning Balance	$69,399
Total gains relating to assets sold during the period(a)	4,471
Total unrealized losses relating to assets still held at the reporting date(a)	(6,367)
Purchases	25,000
Sales	(19,478)

Ending Balance	$73,025

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The investment objective of the U.S. pension plan assets is maximum return with a strong emphasis on preservation of capital. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset allocations include 65% in long equity holdings and the remaining 35% in asset classes that provide diversification from traditional long equity holdings. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include, but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield equities and distressed debt. At December 31, 2012 and 2011, equity securities held by our pension and OPEB plans did not include Albemarle common stock.

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

We made contributions to our defined benefit pension and OPEB plans of $21.6 million, $59.8 million and $80.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our supplemental executive retirement plan (SERP) in connection with the retirement of our former CEO and executive chairman. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans in 2013, to approximate $4 million. Also, we expect to pay approximately $5 million in premiums to our U.S. postretirement benefit plan in 2013. However, we may choose to make additional voluntary pension contributions in excess of these amounts.

The current forecast of benefit payments, which reflect expected future service, amounts to (in millions):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits
2013	$37.1	$35.4	$4.7
2014	$39.8	$37.1	$4.9
2015	$40.4	$38.6	$5.0
2016	$41.7	$40.2	$5.1
2017	$43.9	$41.7	$5.0
2018-2022	$248.4	$237.1	$22.2

We have a SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Expenses relating to the SERP of $10.3 million, $4.7 million and $3.8 million were recorded for the years ended December 31, 2012, 2011 and 2010, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2012 and 2011 was $30.9 million and $31.9 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $2.0 million are expected to be paid to SERP retirees in 2013. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2012, and before December 31, 2013, final average earnings shall be determined as of December 31, 2012. For participants who retire on or after December 31, 2013 and before December 31, 2014, final average earnings shall be determined as of December 31, 2013. And for participants who retire on or after December 31, 2014, final average earnings shall be determined as of December 31, 2014. In addition to freezing the accrued benefits as of December 31, 2014, our Board of Directors also authorized the application in 2013 and 2014 of the higher benefit formula approved for the U.S. qualified defined benefit plan and an offset factor that will be applied to accrued benefits earned in 2013 and 2014.

In selecting the rate of increase in the per capita cost of covered health care benefits, we consider past performance and forecasts of future health care cost trends in relation to the employer-paid premium cap. At December 31, 2012, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) are met starting January 1, 2013.

A 1% increase or decrease in the U.S. health care cost trend rate would not have a material effect on the benefit obligation and service and interest benefit cost components.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plans

Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $9.5 million, $9.1 million and $8.4 million in 2012, 2011 and 2010, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan.

We have a defined contribution pension plan for employees in the United Kingdom. The annual contribution to the United Kingdom defined contribution plan is based on a percentage of eligible employee compensation and amounted to $0.3 million, $0.3 million and $0.4 million for 2012, 2011 and 2010, respectively.

In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $9.5 million, $9.9 million and $8.8 million in 2012, 2011 and 2010, respectively, in annual premiums and related costs pertaining to this plan.

Other Postemployment Benefits

Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance, which are accounted for in accordance with authoritative guidance. The accrued postemployment benefit liability was $0.6 million at December 31, 2012 and 2011.

NOTE 18—Income Taxes:

Income before income taxes and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$316,856	$209,714	$221,086
Foreign	57,737	270,863	158,112

Total	$374,593	$480,577	$379,198

Current income tax expense:
Federal(a)	$71,930	$82,379	$14,620
State	6,478	4,774	5,224
Foreign	18,712	28,179	25,776

Total	$97,120	$115,332	$45,620

Deferred income tax expense (benefit):
Federal	$(2,632)	$(23,060)	$52,246
State	477	(417)	(994)
Foreign	(12,432)	12,279	(9,116)

Total	$(14,587)	$(11,198)	$42,136

Total income tax expense	$82,533	$104,134	$87,756

(a)	Current income tax expense—Federal for the year ended December 31, 2010 is net of a tax benefit from an NOL carryforward of $9.6 million.

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.4	0.6	1.2
Change in valuation allowance(a)	3.4	(0.3)	(0.4)
Impact of foreign earnings, net(b)	(6.1)	(10.9)	(10.0)
Depletion	(1.3)	(0.9)	(1.0)
Revaluation of unrecognized tax benefits/reserve requirements(c)	(1.7)	(0.1)	0.1
Manufacturer tax deduction(d)	(3.8)	(1.2)	(1.6)
Undistributed earnings of foreign subsidiaries(b)	(4.9)	(0.4)	0.2
Other items, net	—	(0.1)	(0.4)

Effective income tax rate	22.0%	21.7%	23.1%

(a)	During 2012, a valuation allowance was established for $15.9 million as a result of the planned shut-down of our Avonmouth, United Kingdom site in connection with our exit of the phosphorus flame retardants business. See Note 19, “Special Items.”
(b)	In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. The benefit of the lower tax rates in the jurisdictions for which we made this designation have been reflected in our effective income tax rate. During 2012, 2011 and 2010, we received distributions of $56.9 million, $33.8 million and $68.7 million, respectively, from various foreign subsidiaries and joint ventures and realized a (benefit) expense, net of foreign tax credits, of $(1.8) million, $5.4 million and $2.7 million, respectively, related to the repatriation of these high taxed earnings. We have asserted for all periods being reported, permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. Undistributed foreign subsidiary earnings were primarily impacted by a $17.4 million change related to the planned shut-down of our Avonmouth, United Kingdom site in connection with our exit of the phosphorus flame retardants business.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)	During 2012, we released various tax reserves primarily related to the expiration of the applicable U.S. federal statute of limitations for 2008 which provided a net benefit of $5.2 million.
(d)	During 2012, we amended the calculation of the manufacturer tax deduction for the year 2010 and filed the 2011 tax return. As a result, in 2012 we recognized tax benefits of $1.5 million and $3.0 million related to the 2010 and 2011 tax years, respectively.

The deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Postretirement benefits other than pensions	$14,900	$15,705
Accrued employee benefits	26,603	37,861
Operating loss carryovers	74,934	72,570
Pensions	74,521	45,213
Tax credit carryovers	37,684	49,999
Undistributed earnings of foreign subsidiaries	15,583	—
Other	23,280	16,097

Gross deferred tax assets	267,505	237,445
Valuation allowance	(49,562)	(36,419)

Deferred tax assets	217,943	201,026

Deferred tax liabilities:
Depreciation	(193,021)	(193,814)
Foreign currency translation adjustments	(4,933)	(6,979)
Undistributed earnings of foreign subsidiaries	—	(2,604)
Other	(20,348)	(17,197)

Deferred tax liabilities	(218,302)	(220,594)

Net deferred tax liabilities	$(359)	$(19,568)

Classification in the consolidated balance sheets:
Current deferred tax assets	$4,197	$9,383
Current deferred tax liabilities	(5,700)	(2,005)
Noncurrent deferred tax assets	64,512	50,957
Noncurrent deferred tax liabilities	(63,368)	(77,903)

Net deferred tax liabilities	$(359)	$(19,568)

Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at January 1	$(36,419)	$(39,802)	$(41,355)
Additions	(20,182)	(6,155)	(3,205)
Deductions	7,039	9,538	4,758

Balance at December 31	$(49,562)	$(36,419)	$(39,802)

At December 31, 2012, we had approximately $38.9 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2016 and 2022. We have established valuation allowances for $2.6 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.

At December 31, 2012, we have, on a pre-tax basis, $11.9 million of domestic net operating losses and $212.8 million of foreign net operating loss carryovers. We have established pre-tax valuation allowances for $9.3 million of domestic net operating losses, and

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$97.8 million of those foreign net operating loss carryovers since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances for $54.7 million related to foreign deferred tax assets not related to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We believe that it is more likely than not that our company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.

Liabilities related to uncertain tax positions were $29.2 million and $30.7 million at December 31, 2012 and 2011, respectively, inclusive of interest and penalties of $0.8 million and $0.9 million at December 31, 2012 and 2011, respectively, and are reported in Other noncurrent liabilities as provided in Note 13. These liabilities at December 31, 2012 and 2011 were reduced by $25.8 million and $21.8 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 9. The resulting net liabilities of $2.6 million and $8.0 million at December 31, 2012 and 2011, respectively, if recognized and released, would favorably affect earnings.

The liabilities related to uncertain tax positions, exclusive of interest, were $28.4 million and $29.8 million at December 31, 2012 and 2011, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at January 1	$29,789	$20,949	$23,416
Additions for tax positions related to prior years	4,242	—	150
Reductions for tax positions related to prior years	—	(1,639)	—
Additions for tax positions related to current year	3,639	10,802	463
Lapses in statutes of limitations	(10,057)	(323)	(3,080)
Foreign currency translation adjustment	785	—	—

Balance at December 31	$28,398	$29,789	$20,949

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by tax authorities for years prior to 2009 since the IRS has completed a review of our income tax returns through 2007 and our statute of limitations expired for 2008. We also are no longer subject to any U.S. state income tax audits prior to 2004.

With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2005. During 2012, the German tax authorities have continued an audit of two of our German companies for 2006 through 2009, and the Chinese tax authorities have continued an audit of one of our Chinese subsidiaries for 2006 through 2010. During 2011, we completed tax audits for one of our Belgian companies for 2008 and 2009, our Japanese company for 2006 through 2010, and two of our Chinese companies through 2010. During 2010, we completed a tax audit for one of our Belgian companies for the 2007 tax year. No significant tax was assessed as a result of the completed audits.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.9 million as a result of closure of tax statutes.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Special Items:

Restructuring and other charges, net reported in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Exit of phosphorus flame retardants business(a)	$100,777	$—	$—
Defined benefit pension plan curtailment gain, net(b)	(4,507)	—	—
Employer contribution to defined contribution plan(b)	10,081	—	—
Other(c)	5,334	—	6,958

Total Restructuring and other charges, net	$111,685	$—	$6,958

(a)	In the second quarter of 2012 we recorded net charges amounting to $94.7 million ($73.6 million after income taxes), and in the fourth quarter we recorded net charges amounting to $6.1 million ($2.5 million after income taxes), in connection with our exit of the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $22 million, estimated site remediation costs of approximately $9 million, other estimated exit costs of approximately $3 million, partly offset by a gain of approximately $2 million related to the sale of our Nanjing, China manufacturing site. Payments under this restructuring plan are expected to occur through 2014.
(b)	In the fourth quarter of 2012 we recorded a net curtailment gain of $4.5 million ($2.9 million after income taxes) and a one-time employer contribution to the Company’s defined contribution plan of $10.1 million ($6.4 million after income taxes), both in connection with various amendments to certain of our U.S. pension and defined contribution plans that were approved by our Board of Directors in the fourth quarter of 2012. See Note 17, “Pension Plans and Other Postretirement Benefits.”
(c)	In the fourth quarter of 2012 we recorded charges amounting to $5.3 million ($4.3 million after income taxes) related to changes in product sourcing and other items. The year ended December 31, 2010 included charges amounting to $7.0 million ($4.6 million after income taxes) that related principally to reductions in force at our Bergheim, Germany site.

We had the following activity in our recorded workforce reduction liabilities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$4,780	$7,074	$4,880
Workforce reduction charges(a)	21,640	1,859	6,605
Payments	(10,929)	(4,292)	(3,568)
Amount reversed to income	(45)	19	(370)
Foreign currency translation	452	120	(473)

Balance, end of year	15,898	4,780	7,074
Less amounts reported in Accrued expenses	14,428	2,843	3,845

Amounts reported in Other noncurrent liabilities	$1,470	$1,937	$3,229

(a)	The year ended December 31, 2012 includes charges amounting to $21.6 million relating to reduction in force liabilities associated with our exit of the phosphorus flame retardants business noted above.

The year ended December 31, 2011 includes charges of $1.9 million related to restructuring programs at various manufacturing locations which are reflected in Cost of goods sold. Payments under these programs have been completed.

The year ended December 31, 2010 includes a charge of $6.6 million related to reductions in force at our Bergheim, Germany site. Payments under this restructuring plan are expected to occur through 2014.

Also, the year ended December 31, 2012 includes a gain of $8.1 million ($5.1 million after income taxes) resulting from proceeds received in connection with the settlement of certain commercial litigation (net of estimated reimbursement of related legal fees of

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.9 million). The litigation involved claims and cross-claims relating to alleged breaches of a purchase and sale agreement. The settlement resolves all outstanding issues and claims between the parties and they agreed to dismiss all outstanding litigation and release all existing and potential claims against each other that were or could have been asserted in the litigation. The year ended December 31, 2012 also includes an $8 million ($5.1 million after income taxes) charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. These items are included in our consolidated Selling, general and administrative expenses for the year ended December 31, 2012.

NOTE 20—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

Long-Term Debt—The carrying value of long-term debt reported in the accompanying consolidated balance sheets at December 31, 2012 and 2011, with the exception of the 4.50% and 5.10% senior notes and the foreign currency denominated debt at JBC, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. The fair values of the 4.50% and 5.10% senior notes are estimated using Level 1 inputs and account for the majority of the difference between the recorded amount and fair value of our long-term debt. See Note 12, “Long-Term Debt.”

	December 31,
	2012		2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$699,288	$764,784	$763,673	$819,854

Foreign Currency Forward Contracts—We enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2012 and December 31, 2011, we had outstanding foreign currency forward contracts with notional values totaling $274.0 million and $148.7 million, respectively. At December 31, 2012, $0.3 million was included in Other accounts receivable and $0.8 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2011, $0.9 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in Other income, net; further, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the years ended December 31, 2012, 2011 and 2010 we recognized gains (losses) of $5.1 million, $1.0 million and $(6.5) million, respectively, in Other income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other income, net. Also, for the years ended December 31, 2012, 2011 and 2010, we recorded $(5.1) million, $(1.0) million and $6.5 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $4.8 million, $(3.0) million and $(1.3) million, respectively, in Other, net in our consolidated statements of cash flows.

NOTE 21—Fair Value Measurement:

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

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$20,265	$20,265	$—	$—
Equity securities (b)	$25	$25	$—	$—
Foreign currency forward contracts (c)	$262	$—	$262	$—
Pension assets (d)	$563,303	$247,463	$245,011	$70,829
Postretirement assets (d)	$6,611	$—	$6,611	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$20,265	$20,265	$—	$—
Foreign currency forward contracts (c)	$771	$—	$771	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$16,786	$16,786	$—	$—
Equity securities (b)	$17	$17	$—	$—
Pension assets (d)	$531,105	$228,592	$229,488	$73,025
Postretirement assets (d)	$7,681	$—	$7,681	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$16,786	$16,786	$—	$—
Foreign currency forward contracts (c)	$869	$—	$869	$—

(a)	We maintain an EDCP that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the Trust) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)	Our investments in equity securities are classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other in our consolidated statements of comprehensive income. These securities are classified within Level 1.
(c)	As a result of our global operating and financing activities, we are exposed to market risks from changes in interest and foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest and foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the counter markets. As such, these derivative instruments are classified within Level 2.
(d)	See Note 17 “Pension Plans and Other Postretirement Benefits” for further discussion on fair value measurements of our pension and postretirement assets.

NOTE 22—Acquisitions:

On May 11, 2011, we announced that we had expanded our presence in the biofuels market with the acquisition of Catilin Inc. Cash payments related to this acquisition were $4.5 million in 2011.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Summarized financial information concerning our reportable segments is shown in the following tables. The Corporate & other segment includes corporate-related items not allocated to the reportable segments. In connection with our change in method of accounting for actuarial gains and losses related to our global pension and OPEB plans in 2012, service costs (which represent the benefits earned by active employees during the period) and amortization of prior service costs/benefits will continue to be allocated to each segment. The remaining components of pension and OPEB plan expense are included in Corporate and other. Management believes this allocation will better reflect the operating results of each of its reporting segments. Prior year segment results have been retrospectively adjusted to reflect the change in accounting principle and change in allocation of pension and OPEB costs.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Net sales:
Polymer Solutions	$892,232	$1,001,922	$903,745
Catalysts	1,067,948	1,116,863	890,007
Fine Chemistry	785,240	750,220	569,012

Total net sales	$2,745,420	$2,869,005	$2,362,764

Segment operating profit:
Polymer Solutions	$198,426	$243,396	$197,981
Catalysts	260,544	290,065	220,795
Fine Chemistry	182,690	162,726	83,579

Total segment operating profit	641,660	696,187	502,355

Equity in net income of unconsolidated investments:
Polymer Solutions	6,416	7,696	8,734
Catalysts	31,651	36,259	29,648
Fine Chemistry	—	—	—
Corporate & other	—	(201)	(407)

Total equity in net income of unconsolidated investments	38,067	43,754	37,975

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(2,221)	(9,803)	(6,154)
Catalysts	—	—	—
Fine Chemistry	(16,350)	(18,306)	(7,357)
Corporate & other	(20)	26	(128)

Total net income attributable to noncontrolling interests	(18,591)	(28,083)	(13,639)

Segment income:
Polymer Solutions	202,621	241,289	200,561
Catalysts	292,195	326,324	250,443
Fine Chemistry	166,340	144,420	76,222

Total segment income	661,156	712,033	527,226

Corporate & other(a)	(123,831)	(178,568)	(93,989)
Restructuring and other charges(b)	(111,685)	—	(6,958)
Interest and financing expenses	(32,800)	(37,574)	(25,533)
Other income, net	1,229	357	2,788
Income tax expense	(82,533)	(104,134)	(87,756)

Net income attributable to Albemarle Corporation	$311,536	$392,114	$315,778

(a)	For the years ended December 31, 2012, 2011 and 2010, Corporate and other expenses include $68.0 million, $89.2 million and $27.9 million, respectively, of pension and OPEB plan costs (including mark-to-market actuarial losses).
(b)	See Note 19, “Special Items.”

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2012	2011	2010
		(In thousands)
Identifiable assets:
Polymer Solutions	$628,489	$692,924	$700,800
Catalysts	1,440,745	1,308,528	1,204,586
Fine Chemistry	613,655	512,676	424,527
Corporate & other	754,402	689,696	738,168

Total identifiable assets	$3,437,291	$3,203,824	$3,068,081

Goodwill:
Polymer Solutions	$37,615	$37,163	$36,210
Catalysts	214,571	211,210	211,423
Fine Chemistry	24,780	24,772	24,605

Total goodwill	$276,966	$273,145	$272,238

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Depreciation and amortization:
Polymer Solutions	$28,992	$30,436	$30,854
Catalysts	43,876	43,978	42,396
Fine Chemistry	24,238	21,004	21,570
Corporate & other	1,914	1,335	758

Total depreciation and amortization	$99,020	$96,753	$95,578

Capital expenditures:
Polymer Solutions	$43,195	$51,186	$18,413
Catalysts	117,111	63,478	38,967
Fine Chemistry	119,088	60,679	17,193
Corporate & other	1,479	15,231	905

Total capital expenditures	$280,873	$190,574	$75,478

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Net Sales:(a)
United States	$1,053,068	$1,106,580	$863,297
Foreign	1,692,352	1,762,425	1,499,467

Total	$2,745,420	$2,869,005	$2,362,764

(a)	No sales in a foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2012	2011	2010
		(In thousands)
Long-Lived Assets:
United States	$735,269	$652,022	$582,763
Netherlands	192,540	185,799	186,960
Jordan	209,133	141,725	107,148
Brazil	85,353	83,452	75,816
Germany	72,797	70,051	67,579
China	39,542	64,449	63,672
France	32,305	28,652	25,075
Korea	81,962	25,008	12,074
United Kingdom	—	12,436	13,530
Other foreign countries	33,598	46,323	33,206

Total	$1,482,499	$1,309,917	$1,167,823

Net sales to external customers in each of the segments consists of the following:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Polymer Solutions:
Flame Retardants	$665,293	$780,541	$688,801
Stabilizers and Curatives	226,939	221,381	214,944

Total Polymer Solutions	$892,232	$1,001,922	$903,745

Catalysts:
Performance Catalyst Solutions	$273,015	$265,381	$221,416
Refinery Catalysts	794,933	851,482	668,591

Total Catalysts	$1,067,948	$1,116,863	$890,007

Fine Chemistry:
Performance Chemicals	$463,179	$460,026	$361,044
Fine Chemistry Services and Intermediates Business	322,061	290,194	207,968

Total Fine Chemistry	$785,240	$750,220	$569,012

Albemarle Corporation and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—Quarterly Financial Summary (Unaudited):

	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter
	(In thousands, except per share amounts)
2012
Net sales	$711,704	$684,894	$661,226	$687,596
Gross profit	$250,980	$249,288	$217,750	$191,977
Restructuring and other charges, net (d)	$—	$94,703	$—	$16,982
Net income attributable to Albemarle Corporation	$114,262	$50,089	$109,459	$37,726
Basic earnings per share	$1.28	$0.56	$1.23	$0.42
Shares used to compute basic earnings per share	88,997	89,414	89,327	89,018
Diluted earnings per share	$1.27	$0.56	$1.22	$0.42
Shares used to compute diluted earnings per share	89,947	90,051	89,879	89,660

(a)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, first quarter 2012 results were retrospectively adjusted resulting in increases to Gross profit of $3.1 million, Net income attributable to Albemarle Corporation of $6.2 million, Basic earnings per share of $0.07 and Diluted earnings per share of $0.07.
(b)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, second quarter 2012 results were retrospectively adjusted resulting in increases to Gross profit of $6.6 million, Net income attributable to Albemarle Corporation of $12.4 million, Basic earnings per share of $0.14 and Diluted earnings per share of $0.14.
(c)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, third quarter 2012 results were retrospectively adjusted resulting in increases to Gross profit of $3.0 million, Net income attributable to Albemarle Corporation of $10.2 million, Basic earnings per share of $0.12 and Diluted earnings per share of $0.12, and a decrease to Restructuring and other charges, net of $6.5 million.
(d)	See Note 19, “Special Items.”

	First Quarter(a)	Second Quarter(b)	Third Quarter(c)	Fourth Quarter(d)
	(In thousands, except per share amounts)
2011
Net sales	$696,530	$742,108	$722,977	$707,390
Gross profit	$235,358	$252,377	$260,402	$206,810
Net income attributable to Albemarle Corporation	$111,061	$114,843	$120,662	$45,548
Basic earnings per share	$1.21	$1.25	$1.34	$0.51
Shares used to compute basic earnings per share	91,633	91,713	89,935	88,805
Diluted earnings per share	$1.20	$1.24	$1.33	$0.51
Shares used to compute diluted earnings per share	92,517	92,795	90,958	89,819

(a)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, first quarter 2011 results were retrospectively adjusted resulting in increases to Gross profit of $2.3 million, Net income attributable to Albemarle Corporation of $4.5 million, Basic earnings per share of $0.05 and Diluted earnings per share of $0.05.
(b)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, second quarter 2011 results were retrospectively adjusted resulting in increases to Gross profit of $0.4 million, Net income attributable to Albemarle Corporation of $0.7 million, Basic earnings per share of $0.01 and Diluted earnings per share of $0.01.
(c)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, third quarter 2011 results were retrospectively adjusted resulting in increases to Gross profit of $2.4 million, Net income attributable to Albemarle Corporation of $4.6 million, Basic earnings per share of $0.05 and Diluted earnings per share of $0.05.
(d)	As a result of our change in method of accounting relating to our global pension and OPEB plans in the fourth quarter of 2012, fourth quarter 2011 results were retrospectively adjusted resulting in decreases to Gross profit of $27.3 million, Net income attributable to Albemarle Corporation of $53.9 million, Basic earnings per share of $0.61 and Diluted earnings per share of $0.60.

Albemarle Corporation and Subsidiaries

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 9A.	Controls and Procedures.

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

Design and Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is contained in the Proxy Statement and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 Part I of this Annual Report, is incorporated herein.

Code of Business Conduct

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Albemarle Code of Business Conduct. The Albemarle Code of Business Conduct is available on our website at http://www.albemarle.com. Shareholders may also request a free copy of the Albemarle Code of Business Conduct from: Albemarle Corporation, Attention: Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801. We will disclose any amendments to, or waivers from, a provision of our Code of Business Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Business Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 16, 2012. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

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

(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 51 to 101:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)		Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.1	—	Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2	—	Amended and Restated Bylaws of the registrant effective as of July 12, 2012 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 12, 2012, and incorporated herein by reference].

4.1	—	Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

4.2	—	First Supplemental Indenture, dated as of January 20, 2005, between the Company and The Bank of New York, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 20, 2005, and incorporated herein by reference].

4.3	—	Form of Global Security for the 5.10% Senior Notes due 2015 (included as Exhibit A to Exhibit 4.2 hereto).

4.4	—	Second Supplemental Indenture, dated as of December 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

4.5	—	Form of Global Security for the 4.50% Senior Notes due 2020 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

10.1	—	Amended and Restated Credit Agreement, dated as of September 22, 2011, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 22, 2011, and incorporated herein by reference].

10.2	—	Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted on February 8, 1994 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 33-77452), and incorporated herein by reference].

10.3	—	Amendment to the Albemarle Corporation 1994 Omnibus Stock Incentive Plan, adopted December 30, 2002 [filed as Exhibit 10.2.1 to the Company’s Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.4	—	Albemarle Corporation 1998 Incentive Plan, adopted April 22, 1998, and amended effective January 1, 2003 [filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (No. 1-12658), and incorporated herein by reference].

10.5	—	Amendment to the Albemarle Corporation 1998 Omnibus Stock Incentive Plan, adopted as of October 1, 2003 [filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.6	—	Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.7	—	Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on 14A (No. 1-12658) filed on February 26, 2003 and incorporated herein by reference].

10.8	—	First Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.9	—	Albemarle Corporation Directors’ Deferred Compensation Plan, approved by shareholders on April 24, 1996 [filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (No. 1-12658), and incorporated herein by reference].

10.10	—	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.11	—	First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of May 13, 2009 [filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 1-12658), and incorporated herein by reference].

10.12	—	Form of Stock Option Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 24, 2012, and incorporated herein by reference].

10.13	—	Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.14	—	Form of Restricted Stock Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 24, 2012, and incorporated herein by reference].

10.15	—	Form of Performance Stock Unit Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 24, 2012, and incorporated herein by reference].

10.16	—	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (No. 1-12658) filed on February 13, 2008, and incorporated herein by reference].

10.17	—	Notice of Restricted Stock Unit Award [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.18	—	Notice of Option Grant [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 3, 2009, and incorporated herein by reference].

10.19	—	Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.20	—	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.21	—	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated as of December 13, 2006 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.22	—	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2005 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.23	—	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 13, 2006 [filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.24	—	2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.25	—	Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.26	—	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 12, 2011, and incorporated herein by reference].

10.27	—	Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.28	—	Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.29	—	Albemarle Corporation 2008 Incentive Plan [filed as Annex A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.30	—	First Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 31, 2009, and incorporated herein by reference].

10.31	—	2008 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex B to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.32	—	Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658) filed on August 7, 2008, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.33	—	Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

10.34	—	Second Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

10.35	—	First Amendment to the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors [filed as Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

*10.36	—	Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 28, 2007.

*10.37	—	Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of April 16, 2010.

*10.38	—	Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of October 20, 2010.

*10.39	—	Fifth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 27, 2012.

*10.40	—	Second Amendment to the Albemarle Corporation Director’s Deferred Compensation Plan, dated as of December 12, 2012.

*12.1	—	Statement of Computation of Ratio of Earnings to Fixed Charges.

*18.1	—	PricewaterhouseCoopers LLP Preferability Letter Related to Change in Accounting Principle.

*21.1	—	Subsidiaries of the Company.

*23.1	—	Consent of PricewaterhouseCoopers LLP.

*31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	—	Five-Year Summary.

*101	—	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2012, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements.

*	Included with this filing.

Albemarle Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ LUTHER C. KISSAM IV
(Luther C. Kissam IV)
Chief Executive Officer and Director

Dated: February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2013.

Signature	Title

/S/ LUTHER C. KISSAM IV	Chief Executive Officer and Director (principal executive officer)
(Luther C. Kissam IV)

/S/ SCOTT A. TOZIER	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Chief Risk Officer (principal financial and accounting officer)
(Scott A. Tozier)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ R. WILLIAM IDE III	Director
(R. William Ide III)

/S/ JOSEPH M. MAHADY	Director
(Joseph M. Mahady)

/S/ JIM W. NOKES	Chairman of the Board
(Jim W. Nokes)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)