Form 10-Q
period 2013-03-31
ALBEMARLE CORP
filed 2013-04-19
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

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

Number of shares of common stock, $.01 par value, outstanding as of April 10, 2013: 87,844,521

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$641,625	$711,704
Cost of goods sold	442,035	460,724

Gross profit	199,590	250,980
Selling, general and administrative expenses	64,750	74,004
Research and development expenses	19,953	19,049

Operating profit	114,887	157,927
Interest and financing expenses	(5,231)	(8,734)
Other expenses, net	(4,209)	(118)

Income before income taxes and equity in net income of unconsolidated investments	105,447	149,075
Income tax expense	26,192	39,028

Income before equity in net income of unconsolidated investments	79,255	110,047
Equity in net income of unconsolidated investments (net of tax)	10,261	8,586

Net income	89,516	118,633
Net income attributable to noncontrolling interests	(5,529)	(4,371)

Net income attributable to Albemarle Corporation	$83,987	$114,262

Basic earnings per share	$0.95	$1.28

Diluted earnings per share	$0.94	$1.27

Weighted-average common shares outstanding – basic	88,719	88,997

Weighted-average common shares outstanding – diluted	89,236	89,947

Cash dividends declared per share of common stock	$0.24	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$89,516	$118,633

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(33,909)	29,012
Pension and postretirement benefits	(74)	(180)
Other	32	35

Total other comprehensive (loss) income, net of tax	(33,951)	28,867

Comprehensive income	55,565	147,500
Comprehensive income attributable to non-controlling interests	(5,833)	(4,516)

Comprehensive income attributable to Albemarle Corporation	$49,732	$142,984

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$434,904	$477,696
Trade accounts receivable, less allowance for doubtful accounts (2013 – $1,553; 2012 – $1,641)	407,823	378,973
Other accounts receivable	47,133	43,844
Inventories	433,061	428,145
Other current assets	80,579	78,655

Total current assets	1,403,500	1,407,313

Property, plant and equipment, at cost	2,850,731	2,818,604
Less accumulated depreciation and amortization	1,532,972	1,522,033

Net property, plant and equipment	1,317,759	1,296,571
Investments	215,900	207,141
Other assets	151,742	154,836
Goodwill	269,714	276,966
Other intangibles, net of amortization	91,830	94,464

Total assets	$3,450,445	$3,437,291

Liabilities And Equity
Current liabilities:
Accounts payable	$207,496	$172,866
Accrued expenses	189,166	177,546
Current portion of long-term debt	9,228	12,700
Dividends payable	20,889	17,471
Income taxes payable	7,472	4,426

Total current liabilities	434,251	385,009

Long-term debt	686,592	686,588
Postretirement benefits	60,341	60,815
Pension benefits	194,485	195,481
Other noncurrent liabilities	106,276	114,022
Deferred income taxes	66,260	63,368
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 88,081 in 2013 and 88,899 in 2012	881	889
Additional paid-in capital	2,007	2,761
Accumulated other comprehensive income	51,009	85,264
Retained earnings	1,744,100	1,744,684

Total Albemarle Corporation shareholders’ equity	1,797,997	1,833,598

Noncontrolling interests	104,243	98,410

Total equity	1,902,240	1,932,008

Total liabilities and equity	$3,450,445	$3,437,291

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts	Capital	Income
Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					83,987	83,987	5,529	89,516
Other comprehensive (loss) income				(34,255)		(34,255)	304	(33,951)
Cash dividends declared					(21,226)	(21,226)		(21,226)
Stock-based compensation and other			2,237			2,237		2,237
Exercise of stock options	64,368	1	1,719			1,720		1,720
Shares repurchased	(1,013,650)	(10)	(1,167)		(63,345)	(64,522)		(64,522)
Tax benefit related to stock plans			1,901			1,901		1,901
Issuance of common stock, net	216,113	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(85,488)	(1)	(5,442)			(5,443)		(5,443)

Balance at March 31, 2013	88,080,552	$881	$2,007	$51,009	$1,744,100	$1,797,997	$104,243	$1,902,240

Balance at January 1, 2012	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Net income					114,262	114,262	4,371	118,633
Other comprehensive income				28,722		28,722	145	28,867
Cash dividends declared					(17,824)	(17,824)	(7,629)	(25,453)
Stock-based compensation and other			6,114			6,114		6,114
Exercise of stock options	149,101	2	2,567			2,569		2,569
Tax benefit related to stock plans			4,544			4,544		4,544
Issuance of common stock, net	280,117	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(101,957)	(1)	(6,726)			(6,727)		(6,727)

Balance at March 31, 2012	89,168,501	$892	$21,690	$89,051	$1,611,304	$1,722,937	$84,437	$1,807,374

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents at beginning of year	$477,696	$469,416

Cash flows from operating activities:
Net income	89,516	118,633
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	25,244	24,235
Stock-based compensation	2,513	6,926
Excess tax benefits realized from stock-based compensation arrangements	(1,901)	(4,544)
Equity in net income of unconsolidated investments (net of tax)	(10,261)	(8,586)
Dividends received from unconsolidated investments and nonmarketable securities	559	4,183
Pension and postretirement expense	1,582	243
Pension and postretirement contributions	(1,741)	(2,527)
Unrealized gain on investments in marketable securities	(1,037)	(1,262)
Deferred income taxes	6,506	10,800
Working capital changes	(12,641)	(32,728)
Other, net	311	8,171

Net cash provided by operating activities	98,650	123,544

Cash flows from investing activities:
Capital expenditures	(55,335)	(54,784)
Cash payments related to acquisitions and other	—	(134)
Sales of (investments in) marketable securities, net	821	(1,113)

Net cash used in investing activities	(54,514)	(56,031)

Cash flows from financing activities:
Repayments of long-term debt	(3,604)	(7,149)
Dividends paid to shareholders	(17,808)	(15,578)
Repurchases of common stock	(60,798)	—
Proceeds from exercise of stock options	1,720	2,569
Excess tax benefits realized from stock-based compensation arrangements	1,901	4,544
Withholding taxes paid on stock-based compensation award distributions	(5,443)	(6,516)

Net cash used in financing activities	(84,032)	(22,130)

Net effect of foreign exchange on cash and cash equivalents	(2,896)	4,560

(Decrease) increase in cash and cash equivalents	(42,792)	49,943

Cash and cash equivalents at end of period	$434,904	$519,359

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month periods ended March 31, 2013 and 2012 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and 2012. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on February 15, 2013. The December 31, 2012 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

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

The impact of this accounting policy change on Albemarle’s consolidated financial statements for the three-month period ended March 31, 2012 is summarized below:

Consolidated Statements of Income

Three Months Ended March 31, 2012 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net sales	$711,704	$—	$711,704
Cost of goods sold	463,817	(3,093)	460,724

Gross profit	247,887	3,093	250,980
Selling, general and administrative expenses	80,692	(6,688)	74,004
Research and development expenses	19,049	—	19,049

Operating profit	148,146	9,781	157,927
Interest and financing expenses	(8,734)	—	(8,734)
Other expenses, net	(118)	—	(118)

Income before income taxes and equity in net income of unconsolidated investments	139,294	9,781	149,075
Income tax expense	35,466	3,562	39,028

Income before equity in net income of unconsolidated investments	103,828	6,219	110,047
Equity in net income of unconsolidated investments (net of tax)	8,586	—	8,586

Net income	$112,414	$6,219	$118,633
Net income attributable to noncontrolling interests	(4,371)	—	(4,371)

Net income attributable to Albemarle Corporation	$108,043	$6,219	$114,262

Basic earnings per share	$1.21	$0.07	$1.28

Diluted earnings per share	$1.20	$0.07	$1.27

Weighted-average common shares outstanding – basic	88,997	—	88,997

Weighted-average common shares outstanding – diluted	89,947	—	89,947

Cash dividends declared per share of common stock	$0.20	$—	$0.20

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net income	$112,414	$6,219	$118,633

Other comprehensive income (loss), net of tax:
Foreign currency translation	29,012	—	29,012
Pension and postretirement benefits	6,039	(6,219)	(180)
Other	35	—	35

Total other comprehensive income, net of tax	35,086	(6,219)	28,867

Comprehensive income	147,500	—	147,500
Comprehensive income attributable to non-controlling interests	(4,516)	—	(4,516)

Comprehensive income attributable to Albemarle Corporation	$142,984	$—	$142,984

Consolidated Statements of Changes In Equity

Three Months Ended March 31, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income:
Balance at January 1, 2012	$(222,922)	$283,251	$60,329
Other comprehensive income	34,941	(6,219)	28,722

Balance at March 31, 2012	$(187,981)	$277,032	$89,051

Retained earnings:
Balance at January 1, 2012	$1,798,117	$(283,251)	$1,514,866
Net income	108,043	6,219	114,262
Cash dividends declared	(17,824)	—	(17,824)

Balance at March 31, 2012	$1,888,336	$(277,032)	$1,611,304

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash flows from operating activities:
Net income	$112,414	$6,219	$118,633
Pension and postretirement expense	10,024	(9,781)	243
Deferred income taxes	7,238	3,562	10,800

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction losses of $4.8 million and $1.8 million for the three-month periods ended March 31, 2013 and 2012, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the first quarter of 2013 was 24.8% compared to 26.2% for the first quarter of 2012. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2013 and 2012 periods is mainly due to the impact of earnings from outside the U.S.

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012 are calculated as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$83,987	$114,262

Denominator:
Weighted-average common shares for basic earnings per share	88,719	88,997

Basic earnings per share	$0.95	$1.28

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$83,987	$114,262

Denominator:
Weighted-average common shares for basic earnings per share	88,719	88,997
Incremental shares under stock compensation plans	517	950

Total shares	89,236	89,947

Diluted earnings per share	$0.94	$1.27

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On February 12, 2013, the Company increased the regular quarterly dividend by 20% to $0.24 per share and declared a cash dividend of said amount for the first quarter of 2013, which was paid on April 1, 2013 to shareholders of record at the close of business as of March 15, 2013.

On February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those shares previously authorized but not yet repurchased. During the three-month period ended March 31, 2013, we repurchased 1,013,650 shares of our common stock for $64.5 million pursuant to the terms of our share repurchase program. As of March 31, 2013, there were 13,986,350 shares available for repurchase under our authorized share repurchase program.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Finished goods	$331,885	$325,762
Raw materials	56,293	57,245
Stores, supplies and other	44,883	45,138

Total inventories	$433,061	$428,145

NOTE 6—Investments:

The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $6.4 million and $6.6 million at March 31, 2013 and December 31, 2012, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

NOTE 7—Long-Term Debt:

Long-term debt at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
5.10% Senior notes, net of unamortized discount of $61 at March 31, 2013 and $70 at December 31, 2012	$324,939	$324,930
4.50% Senior notes, net of unamortized discount of $2,421 at March 31, 2013 and $2,500 at December 31, 2012	347,579	347,500
Fixed rate foreign borrowings	19,488	19,458
Variable-rate foreign bank loans	3,511	7,006
Miscellaneous	303	394

Total long-term debt	695,820	699,288
Less amounts due within one year	9,228	12,700

Long-term debt, less current portion	$686,592	$686,588

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2013, as follows (in thousands):

Beginning balance at December 31, 2012	$20,322
Expenditures	(258)
Changes in estimates recorded to earnings and other	50
Foreign currency translation	(929)

Ending balance at March 31, 2013	19,185
Less amounts reported in Accrued expenses	9,715

Amounts reported in Other noncurrent liabilities	$9,470

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

Approximately $7.5 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $5.7 million.

During the second quarter of 2012, the Company recorded $8.7 million in estimated site remediation liabilities at our Avonmouth, United Kingdom site as part of the charges associated with our exit of the phosphorus flame retardant business. Included in these estimated charges are anticipated costs of site investigation, remediation and cleanup activities. We are in the process of reviewing our investigation and remediation plans with local government authorities. Based on current information about site conditions, we anticipate this investigation and remediation program will be substantially completed during 2014.

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

On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4 (EPA) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our plant in Orangeburg, South Carolina. The alleged violations involve (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. We intend to vigorously defend this action. Any settlement or finding adverse to us could result in the payment by us of fines, penalties, capital expenditures or some combination thereof. At this time, it is not possible to predict with any certainty the outcome of this litigation or the financial impact which may result therefrom. However, we do not expect any financial impact to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net sales:
Polymer Solutions	$214,774	$228,131
Catalysts	235,573	293,522
Fine Chemistry	191,278	190,051

Total net sales	$641,625	$711,704

Segment operating profit:
Polymer Solutions	$43,670	$54,547
Catalysts	49,045	76,641
Fine Chemistry	36,178	44,363

Total segment operating profit	128,893	175,551

Equity in net income of unconsolidated investments:
Polymer Solutions	2,308	1,845
Catalysts	7,953	6,741
Fine Chemistry	—	—
Corporate & other	—	—

Total equity in net income of unconsolidated investments	10,261	8,586

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(708)	(1,002)
Catalysts	—	—
Fine Chemistry	(4,821)	(3,372)
Corporate & other	—	3

Total net income attributable to noncontrolling interests	(5,529)	(4,371)

Segment income:
Polymer Solutions	45,270	55,390
Catalysts	56,998	83,382
Fine Chemistry	31,357	40,991

Total segment income	133,625	179,763

Corporate & other	(14,006)	(17,621)
Interest and financing expenses	(5,231)	(8,734)
Other expenses, net	(4,209)	(118)
Income tax expense	(26,192)	(39,028)

Net income attributable to Albemarle Corporation	$83,987	$114,262

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,642	$3,173
Interest cost	7,218	8,211
Expected return on assets	(9,872)	(11,630)
Amortization of prior service benefit	(49)	(261)

Total net periodic pension benefit cost (credit)	$939	$(507)

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$83	$50
Interest cost	688	850
Expected return on assets	(103)	(125)
Amortization of prior service benefit	(25)	(25)

Total net periodic postretirement benefit cost	$643	$750

Total net periodic pension and postretirement benefit cost	$1,582	$243

During the three-month periods ended March 31, 2013 and 2012, we made contributions of $0.6 million and $1.4 million, respectively, to our qualified and nonqualified pension plans.

We paid $1.1 million in premiums to the U.S. postretirement benefit plan during each of the three-month periods ended March 31, 2013 and 2012.

NOTE 11—Fair Value of Financial Instruments:

In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

Long-Term Debt – The carrying value of long-term debt reported in the accompanying condensed consolidated balance sheets, with the exception of the 4.50% and 5.10% senior notes and the foreign currency denominated debt at Jordan Bromine Company Limited, approximates fair value as substantially all of the long-term debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings. The fair values of the 4.50% and 5.10% senior notes are estimated using Level 1 inputs and account for the majority of the difference between the recorded amount and fair value of our long-term debt.

	March 31, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$695,820	$754,802	$699,288	$764,784

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Foreign Currency Forward Contracts – we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2013 and December 31, 2012, we had outstanding foreign currency forward contracts with notional values totaling $236.5 million and $274.0 million, respectively. At March 31, 2013, $0.3 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts. At December 31, 2012, $0.3 million was included in Other accounts receivable and $0.8 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally offset by the changes in the value of the underlying exposures being hedged. For the three-month periods ended March 31, 2013 and 2012, we recognized (losses) gains of $(4.7) million and $1.3 million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are substantially offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the three-month periods ended March 31, 2013 and 2012, we recorded $4.7 million and $(1.3) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(5.5) million and $0.4 million, respectively, in Other, net in our condensed consolidated statements of cash flows.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$20,483	$20,483	$—
Equity securities (b)	$22	$22	$—
Foreign currency forward contracts (c)	$251	$—	$251

Liabilities:
Obligations under executive deferred compensation plan (a)	$20,483	$20,483	$—
Foreign currency forward contracts (c)	$13	$—	$13

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

	December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan (a)	$20,265	$20,265	$—
Equity securities (b)	$25	$25	$—
Foreign currency forward contracts (c)	$262	$—	$262

Liabilities:
Obligations under executive deferred compensation plan (a)	$20,265	$20,265	$—
Foreign currency forward contracts (c)	$771	$—	$771

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

NOTE 13—Restructuring and Other

We had the following activity in our recorded workforce reduction liabilities for the three months ended March 31, 2013 (in thousands):

Beginning balance at December 31, 2012	$15,898
Workforce reduction charges	—
Payments	(2,533)
Amount reversed to income	(362)
Foreign currency translation	(448)

Ending balance at March 31, 2013	12,555
Less amounts reported in Accrued expenses	11,348

Amounts reported in Other noncurrent liabilities	$1,207

The quarter ended March 31, 2012 includes a gain of $8.1 million ($5.1 million after income taxes) resulting from proceeds received in connection with the settlement of certain commercial litigation (net of estimated reimbursement of related legal fees of approximately $0.9 million). The litigation involved claims and cross-claims relating to alleged breaches of a purchase and sale agreement. The settlement resolved all outstanding issues and claims between the parties and they agreed to dismiss all outstanding litigation and release all existing and potential claims against each other that were or could have been asserted in the litigation. The quarter ended March 31, 2012 also includes an $8 million ($5.1 million after income taxes) charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. These items are included in our consolidated Selling, general and administrative expenses for the three months ended March 31, 2012.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 14—Accumulated Other Comprehensive Income:

The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the three months ended March 31, 2013 (in thousands):

	Foreign Currency Translation	Pension and Post- Retirement Benefits(a)	Other	Total
Balance at December 31, 2012	$85,117	$989	$(842)	$85,264
Other comprehensive (loss) income before reclassifications	(33,909)	—	(2)	(33,911)
Amounts reclassified from accumulated other comprehensive income	—	(74)	34	(40)

Other comprehensive (loss) income, net of tax	(33,909)	(74)	32	(33,951)

Other comprehensive income attributable to noncontrolling interests	(304)	—	—	(304)

Balance at March 31, 2013	$50,904	$915	$(810)	$51,009

(a)	Amounts reclassified from accumulated other comprehensive income consist of amortization of prior service benefit. See Note 10, “Pension Plans and Other Postretirement Benefits.”

The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month periods ended March 31, 2013 and 2012 is provided in the following (in thousands):

	Three Months Ended March 31,
	2013			2012
	Foreign Currency Translation	Pension and Post- retirement Benefits	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive (loss) income, before tax	$(34,252)	$(74)	$52	$28,920	$(286)	$55
Income tax benefit (expense)	343	—	(20)	92	106	(20)

Other comprehensive (loss) income, net of tax	$(33,909)	$(74)	$32	$29,012	$(180)	$35

NOTE 15—Recently Issued Accounting Pronouncements:

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires entities to disclose information about financial instruments (including derivatives) and transactions eligible for offset in the statement of financial position or subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued additional guidance that limits the scope of these new requirements to certain derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. These amendments became effective on January 1, 2013 and had no impact on our consolidated financial statements.

In February 2013, the FASB issued accounting guidance that requires companies to present either in a single note or on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies instead cross reference to the related footnote for additional information. These amendments became effective for us on January 1, 2013 and did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued accounting guidance that requires entities that have obligations resulting from joint and several liability arrangements and for which the total amount is fixed at the reporting date to measure such obligations as the sum of (a) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature, amount and any other relevant information about such obligations. This accounting guidance will

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied retrospectively to all prior periods presented for obligations that exist at the beginning of an entity’s fiscal year of adoption. We are assessing the impact of these new requirements on our financial statements.

In March 2013, the FASB issued accounting guidance that clarifies a parent company’s accounting for the cumulative foreign currency translation adjustment when the parent sells a part or all of its investment in a foreign entity. The guidance clarifies that the sale of an investment in a foreign entity includes both (a) events that result in the loss of a controlling financial interest in a foreign entity, and (b) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative foreign currency translation adjustment should be released into net income upon the occurrence of those events. This accounting guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to derecognition events occurring after the effective date. We are assessing the impact of these new requirements on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2012. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 28.

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

First Quarter 2013

During the first quarter of 2013:

•	We achieved quarterly earnings of $0.94 per share (on a diluted basis), down 26% from first quarter 2012 results.

•	Our net sales for the quarter were $641.6 million, down 10% from net sales of $711.7 million in the first quarter of 2012.

•	Our quarterly dividend was increased to $0.24 per share of common stock ($0.96 annually).

•

Our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those shares previously authorized but not yet repurchased. We repurchased approximately 1.0 million shares of our common stock pursuant to the terms of our share repurchase program.

•

Jordan Bromine Company Limited (JBC), our consolidated joint venture with operations in Safi, Jordan, completed its first phase of expansion which doubles the site’s bromine production capacity. The second phase of the expansion will double the current capacity of key bromine derivatives, hydrobromic acid, calcium bromide and sodium bromide, and is scheduled for commissioning in May 2013.

•

We approved and began a $30 million expansion project at our Tyrone, Pennsylvania manufacturing site to add new capacity for custom manufacturing projects. The first increment of new capacity is expected to be operational in the second half of 2014.

Outlook

As we expected, current dynamics in both the global economy and in select businesses have resulted in continued headwinds as we entered 2013, and could potentially continue to impact our results beyond the first quarter. Despite the current trends, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that when the end markets we serve begin to stabilize and resume growth, our businesses will respond quickly to the improved market conditions and new business opportunities.

Polymer Solutions: Sales volumes in many of our core products were favorable in the first quarter of 2013 compared to the prior year quarter, offset by lower prices in our Flame Retardants and Additives businesses. In spite of this, year-over-year revenue was still down, driven mainly by our exit of the phosphorus flame retardants business in the second quarter of 2012. We closely monitor customer order patterns and other key indicators in our business, some of which show trends that indicate the current pace of business could continue beyond the first quarter of 2013. These trends, should they continue, will likely have adverse impacts on our net sales and profitability, including impacts from operating our production assets below optimum levels.

Despite these current trends and concerns, we believe that the combination of solid, long-term business fundamentals with our competitive position, product innovations and effective management of raw material inflation will enable our business to manage through periods of end market challenges and to capitalize on opportunities that will come with a sustained economic recovery. Further, we believe our position has been strengthened by our recent exit from the phosphorus flame retardants business, which should yield improvements in our future profitability.

On a long-term basis, we continue to believe that improving global standards of living and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facilities in China positioning us well for growth in the Asia region. We remain well-positioned to meet future demand as global economic growth and global bromine supply/demand dynamics improve.

Catalysts: Lower metals surcharges and unfavorable volume impacts from product and customer mix in Refinery Catalyst Solutions, and lower sales volumes in Performance Catalyst Solutions, have resulted in overall lower year-over-year net sales for our Catalysts segment during the first quarter of 2013. On a longer term basis, we believe increased global demand for transportation fuels and implementation of more stringent fuel quality requirements will drive growth in our Refinery Catalyst Solutions business. In addition, we expect growth in our PCS division to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East, as well as from the LED market, driven by energy efficiency demands.

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

We expect to leverage our existing positions in the Middle East and Asia to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, which is now operational, positions us to lead in the fast-growing Middle East polyolefins catalysts market. Construction at our Yeosu, South Korea site is progressing well, where lab and commercial development assets have allowed us to rapidly develop research and small-scale production facilities, adding immediate value to the metallocene polyolefin markets. The commercial facility is expected to be operational in the first half of 2013 to meet regional growth in metallocene polyolefins markets.

Fine Chemistry: In our Fine Chemistry segment, during the first quarter of 2013 we saw favorable year-over-year sales volumes in our bromine portfolio and agricultural businesses, partly offset by lower pricing in some regions. Fine Chemistry Services continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the Performance Chemicals sector and continued growth of our Fine Chemistry Services business.

On a longer term basis, we are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will continue to tighten as demand for existing and new uses of bromine expand.

Our Fine Chemistry Services businesses continue to deliver strong net sales and profitability, and opportunities are expanding in the renewables, life sciences and electronic materials markets. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, such as partnering with ExxonMobil Corporation to make a specialty lubricant and with pharmaceutical developers like SIGA Technologies in their manufacture of the ST-246 smallpox drug.

Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, renewable and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2013 to be approximately 24.8%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.

In the first quarter of 2013, we increased our quarterly dividend payout to $0.24 per share. Also during the first quarter of 2013, we repurchased approximately 1.0 million shares of our common stock for approximately $65 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis.

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

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income. Results for 2012 have been retrospectively adjusted to reflect our election to change our method of accounting for actuarial gains and losses relating to our global pension and OPEB plans in 2012.

First Quarter 2013 Compared to First Quarter 2012

Selected Financial Data (Unaudited)

	Three Months Ended		Percentage
	March 31,		Change
	2013	2012	2013 vs. 2012
	(In thousands, except percentages and per share amounts)
NET SALES	$641,625	$711,704	(10)%
Cost of goods sold	442,035	460,724	(4)%

GROSS PROFIT	199,590	250,980	(20)%
GROSS PROFIT MARGIN	31.1%	35.3%
Selling, general and administrative expenses	64,750	74,004	(13)%
Research and development expenses	19,953	19,049	5%

OPERATING PROFIT	114,887	157,927	(27)%
OPERATING PROFIT MARGIN	17.9%	22.2%
Interest and financing expenses	(5,231)	(8,734)	(40)%
Other expenses, net	(4,209)	(118)	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	105,447	149,075	(29)%
Income tax expense	26,192	39,028	(33)%
Effective tax rate	24.8%	26.2%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	79,255	110,047	(28)%
Equity in net income of unconsolidated investments (net of tax)	10,261	8,586	20%

NET INCOME	89,516	118,633	(25)%
Net income attributable to noncontrolling interests	(5,529)	(4,371)	26%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$83,987	$114,262	(26)%

PERCENTAGE OF NET SALES	13.1%	16.1%

Basic earnings per share	$0.95	$1.28	(26)%

Diluted earnings per share	$0.94	$1.27	(26)%

*	Percentage calculation is not meaningful.

Net Sales

For the three-month period ended March 31, 2013, we recorded net sales of $641.6 million, a decrease of 10% compared to net sales of $711.7 million for the three-month period ended March 31, 2012. This decrease was due primarily to unfavorable pricing impacts of 7% (mainly lower metals surcharges in Refinery Catalyst Solutions, lower regional pricing on bromine, and lower flame retardant pricing), lower volume impacts of 2% (mainly due to our exit of the phosphorus flame retardants business in the second quarter of 2012) and unfavorable foreign currency impacts of 1% (mainly the weaker Japanese yen).

Gross Profit

For the three-month period ended March 31, 2013, our gross profit decreased $51.4 million, or 20%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts, lower volume impacts primarily in our Performance Catalyst Solutions and hydroprocessing catalysts (HPC) businesses, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. These were partly offset by favorable impacts from lower variable input costs. Overall, these factors contributed to a lower gross profit margin for the three-month period ended March 31, 2013 of 31.1%, down from 35.3% for the corresponding period in 2012.

Selling, General and Administrative Expenses

For the three-month period ended March 31, 2013, our selling, general and administrative (SG&A) expenses decreased $9.3 million, or 13%, from the three-month period ended March 31, 2012. This decrease was primarily due to lower personnel-related costs, lower sales commissions and other spending. Additionally, SG&A for the three months ended March 31, 2012 included (a) a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees), and (b) an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.

As a percentage of net sales, SG&A expenses were 10.1% for the three-month period ended March 31, 2013, compared to 10.4% for the corresponding period in 2012.

Research and Development Expenses

For the three-month period ended March 31, 2013, our research and development (R&D) expenses increased $0.9 million, or 5%, from the three-month period ended March 31, 2012, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.1% for the three-month period ended March 31, 2013, compared to 2.7% for the corresponding period in 2012.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended March 31, 2013 decreased $3.5 million to $5.2 million from the corresponding 2012 period, due mainly to increases in interest capitalized on higher average construction work in progress balances and lower variable-rate borrowings year-over-year.

Other Expenses, Net

Other expenses, net for the three-month period ended March 31, 2013 was $4.2 million versus $0.1 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts from the corresponding period in 2012.

Income Tax Expense

The effective income tax rate for the first quarter of 2013 was 24.8% compared to 26.2% for the first quarter of 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $10.3 million for the three-month period ended March 31, 2013 compared to $8.6 million in the same period last year. This increase was due primarily to higher equity income amounts reported from our Catalysts segment joint venture Nippon Ketjen Company Limited, as well as our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended March 31, 2013, net income attributable to noncontrolling interests was $5.5 million compared to $4.4 million in the same period last year. This increase of $1.1 million was due primarily to higher year-over-year profitability from our consolidated joint venture JBC based mainly on higher demand for clear brine fluids.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation decreased to $84.0 million in the three-month period ended March 31, 2013, from $114.3 million in the three-month period ended March 31, 2012 primarily due to lower pricing, including impacts from both volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions (particularly rare earths) and in certain products in our overall bromine portfolio, unfavorable overall volume impacts and unfavorable foreign currency impacts. These impacts were partly offset by favorable overall variable input costs, lower overall expenses, lower interest and financing expenses and lower income tax expense.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s key decision maker, our Chief Executive Officer, in accordance with current accounting guidance. Our Polymer Solutions segment is comprised of the flame retardants and stabilizers and curatives product areas. Our Catalysts segment is comprised of the Refinery Catalyst Solutions and Performance Catalyst Solutions product areas. Our Fine Chemistry segment is comprised of the Performance Chemicals and Fine Chemistry Services product areas. Segment income represents operating profit (adjusted for significant non-recurring items) and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

	Three Months Ended March 31,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$214,774	33.5%	$228,131	32.1%	(6)%
Catalysts	235,573	36.7%	293,522	41.2%	(20)%
Fine Chemistry	191,278	29.8%	190,051	26.7%	1%

Total net sales	$641,625	100.0%	$711,704	100.0%	(10)%

Segment operating profit:
Polymer Solutions	$43,670	20.3%	$54,547	23.9%	(20)%
Catalysts	49,045	20.8%	76,641	26.1%	(36)%
Fine Chemistry	36,178	18.9%	44,363	23.3%	(18)%

Total segment operating profit	128,893		175,551		(27)%

Equity in net income of unconsolidated investments:
Polymer Solutions	2,308		1,845		25%
Catalysts	7,953		6,741		18%
Fine Chemistry	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	10,261		8,586		20%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(708)		(1,002)		(29)%
Catalysts	—		—		—%
Fine Chemistry	(4,821)		(3,372)		43%
Corporate & other	—		3		(100)%

Total net income attributable to noncontrolling interests	(5,529)		(4,371)		26%

Segment income:
Polymer Solutions	45,270	21.1%	55,390	24.3%	(18)%
Catalysts	56,998	24.2%	83,382	28.4%	(32)%
Fine Chemistry	31,357	16.4%	40,991	21.6%	(24)%

Total segment income	133,625		179,763		(26)%

Corporate & other	(14,006)		(17,621)		(21)%
Interest and financing expenses	(5,231)		(8,734)		(40)%
Other expenses, net	(4,209)		(118)		*
Income tax expense	(26,192)		(39,028)		(33)%

Net income attributable to Albemarle Corporation	$83,987		$114,262		(26)%

*	Percentage calculation is not meaningful.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Total segment operating profit	$128,893	$175,551
Add (less):
Corporate & other(a)	(14,006)	(17,624)

GAAP Operating profit	$114,887	$157,927

Total segment income	$133,625	$179,763
Add (less):
Corporate & other	(14,006)	(17,621)
Interest and financing expenses	(5,231)	(8,734)
Other expenses, net	(4,209)	(118)
Income tax expense	(26,192)	(39,028)

GAAP Net income attributable to Albemarle Corporation	$83,987	$114,262

(a)	Excludes corporate equity income and noncontrolling interest adjustments of $3 for the three-month period ended March 31, 2012.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended March 31, 2013 were $214.8 million, down $13.3 million, or 6%, in comparison to the same period in 2012. The decrease was driven mainly by our mid-year 2012 exit of the phosphorus flame retardants business. Other unfavorable impacts from lower pricing in Flame Retardants and Additives were mostly offset by favorable volumes in Brominated Flame Retardants and Additives. Segment income for Polymer Solutions was down 18%, or $10.1 million, to $45.3 million for the three-month period ended March 31, 2013, compared to the same period in 2012, as a result of lower pricing mainly in Flame Retardants and Additives, lower fixed costs absorption, higher variable input costs, higher manufacturing spending, and unfavorable currency impacts mainly due to the weaker Japanese yen. These were partly offset by favorable impacts from Brominated Flame Retardants and Additives volumes and favorable equity in net income of our unconsolidated joint venture Magnifin.

Catalysts

Catalysts segment net sales for the three-month period ended March 31, 2013 were $235.5 million, a decrease of $58.0 million, or 20%, compared to the three-month period ended March 31, 2012. This decrease was due mainly to unfavorable pricing on lower metals surcharges in Refinery Catalyst Solutions, unfavorable product mix in our Clean Fuels Technology business, and lower volumes in Polymer Catalysts. Catalysts segment income decreased 32%, or $26.4 million, to $57.0 million for the three-month period ended March 31, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to net unfavorable pricing impacts from volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions, and unfavorable sales and production volume impacts in Polymer Catalysts and Clean Fuels Technology.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended March 31, 2013 were $191.3 million, an increase of $1.2 million, or 1%, versus the three-month period ended March 31, 2012. This increase was primarily attributable to favorable volume impacts of 5%, partly offset by unfavorable price impacts of 4%. Segment income for the three-month period ended March 31, 2013 was $31.4 million, down 24% from the corresponding period in 2012. The decrease was due to lower pricing mainly in Performance Chemicals, delays in product launches in our Fine Chemistry Services businesses and higher net income attributable to noncontrolling interests associated with higher profit results from our JBC joint venture. These were partly offset by favorable variable input costs.

Corporate and other

For the three-month period ended March 31, 2013, our Corporate and other expense was $14.0 million compared to $17.6 million for the corresponding period in 2012. This decrease was primarily due to lower employee-related costs, including performance-based incentive compensation (reflected mainly in SG&A expenses) and other spending.

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

We are continually focused on working capital efficiency particularly in the areas of accounts receivable and inventory. We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and other investing activities, fund pension contributions and pay dividends for the foreseeable future.

Cash Flow

Our cash and cash equivalents decreased by $42.8 million to $434.9 million at March 31, 2013, down from $477.7 million at December 31, 2012. For the three-month period ended March 31, 2013, our operations provided $98.7 million of cash flows as compared to $123.5 million for the three-month period ended March 31, 2012. This decrease was primarily due to lower profitability, lower benefits from deferred income taxes and a decrease in other operating cash flows, partly offset by favorable changes in working capital items.

Combined with cash on hand, our cash from operations for the first three months of 2013 funded capital expenditures for plant, machinery and equipment of $55.3 million, repayments of long-term debt of $3.6 million, payments of $60.8 million for repurchases of our common stock, dividends to shareholders of $17.8 million and $5.4 million in withholding taxes paid on stock-based compensation amounts distributed during the period.

At March 31, 2013 and December 31, 2012, our cash and cash equivalents included $315.7 million and $319.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. No such repatriations occurred during the three-month periods ended March 31, 2013 or 2012.

Net current assets decreased to $969.2 million at March 31, 2013 from $1.0 billion at December 31, 2012. This decrease was due primarily to decreases in cash and cash equivalents and increases in accounts payable, accrued expenses and income taxes payable, partly offset by increases in accounts receivable and inventories.

Capital expenditures for the three-month period ended March 31, 2013 of $55.3 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $150-$175 million in 2013 for capacity increases, cost reduction and continuity of operations projects.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that in 2013 we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided from operations and cash on hand, with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement. The amount and timing of any additional borrowings will depend on our specific cash requirements.

On February 12, 2013, we increased our quarterly dividend payout to $0.24 per share, a 20% increase from the quarterly rate of $0.20 per share paid in 2012. Additionally, on February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under its existing share repurchase program to 15 million from 3.9 million shares that remained outstanding under the program as of December 31, 2012, and we announced our expectation to repurchase approximately 10% of our outstanding shares over the following 10 to 15 months. This is consistent with our current expectation, and related share repurchases will be funded through a combination of available cash on hand, cash from operations and possibly debt.

Long-Term Debt

We currently have outstanding $325.0 million of 5.10% senior notes due in 2015 and $350.0 million of 4.50% senior notes due in 2020, or the senior notes. The senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. We may redeem the senior notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the Treasury Rate (as defined in the indentures governing the senior notes) plus 15 basis points for the senior notes maturing in 2015 and 25 basis points for the senior notes maturing in 2020, plus, in each case, accrued interest thereon to the date of redemption. However, the 2020 senior notes are redeemable in whole or in part, at our option, at any time on or after three months prior to the maturity date, at a redemption price equal to 100% of the principal amount of the senior notes to be redeemed plus accrued and unpaid interest on the senior notes to be redeemed to the date of redemption. Holders of the 2020 senior notes may require us to purchase such notes at 101% upon a Change of Control Triggering Event, as defined in the related indenture.

The principal amounts of the senior notes become immediately due and payable upon the occurrence of certain bankruptcy or insolvency events involving us or certain of our subsidiaries and may be declared immediately due and payable by the trustee or the holders of not less than 25% of the senior notes upon the occurrence of an event of default. Events of default include, among other things: failure to pay principal or interest at required times; failure to perform or remedy a breach of covenants within prescribed periods; an event of default on any of our other indebtedness or certain indebtedness of our subsidiaries of $40.0 million or more that is caused by a failure to make a payment when due or that results in the acceleration of that indebtedness before its maturity; and certain bankruptcy or insolvency events involving us or certain of our subsidiaries. We believe that as of March 31, 2013, we were, and currently are, in compliance with all of the covenants of the indentures governing the senior notes.

For additional funding and liquidity purposes, we currently maintain a $750.0 million five-year, revolving, unsecured credit facility, which we refer to as the September 2011 credit agreement. The September 2011 credit agreement matures on September 22, 2016, provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement and provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of March 31, 2013. There were no borrowings outstanding under the September 2011 credit agreement during the three-month period ended March 31, 2013.

Borrowings under the September 2011 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in the September 2011 credit agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the September 2011 credit agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in the September 2011 credit agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of March 31, 2013, we were, and currently are, in compliance with all of our debt covenants.

The non-current portion of our long-term debt amounted to $686.6 million at March 31, 2013 and December 31, 2012. In addition, at March 31, 2013, we had the ability to borrow $750.0 million under our September 2011 credit agreement and $268.6 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $47.1 million at March 31, 2013. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2013 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $9 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $0.6 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2013.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $28.4 million at March 31, 2013 and $29.2 million at December 31, 2012. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.6 million at March 31, 2013 and $25.8 million at December 31, 2012. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2013 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party (PRP) and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in cases in which we may have liability as a PRP, our liability for our share of cleanup is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not have a material adverse effect upon our results of operations or financial condition.

Liquidity Outlook

We anticipate that cash on hand, cash provided by operating activities and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and continued unease regarding fallout from the European sovereign debt concerns, particularly relating to Cyprus, Greece and Spain. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations.

At March 31, 2013, we had the ability to borrow in excess of $1.0 billion under our September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $434.9 million as of March 31, 2013, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

We had variable interest rate borrowings of $3.5 million outstanding at March 31, 2013, bearing a weighted average interest rate of 1.74% and representing approximately 1% of our total outstanding debt. A hypothetical 10% change (approximately 17 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by less than $0.1 million as of March 31, 2013. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $236.5 million and with a fair value representing a net asset position of $0.2 million at March 31, 2013. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2013, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $10.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $4.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2013, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

In addition, certain of our operations use natural gas as a source of energy which can expose our business to market risk when the price of natural gas changes suddenly. In an attempt to mitigate the impact and volatility of price swings in the natural gas market, from time to time we enter into natural gas hedge contracts with one or more major financial institutions for a portion of our 12-month rolling forecast for North American natural gas requirements. Such derivatives are held to secure natural gas at fixed prices and are not entered into for trading purposes. At March 31, 2013 and December 31, 2012, we had no natural gas hedge contracts outstanding.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2013:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs*
January 1, 2013 to January 31, 2013	124,000	$62.89	124,000	14,876,000
February 1, 2013 to February 28, 2013	163,650	64.47	163,650	14,712,350
March 1, 2013 to March 31, 2013	726,000	63.60	726,000	13,986,350

Total	1,013,650	$63.65	1,013,650	13,986,350

*	Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. Since then, the Company has regularly repurchased shares under the stock repurchase plan, resulting in the Board of Directors periodically authorizing additional shares for repurchase under the plan. On February 12, 2013, our Board of Directors authorized another increase in the number of shares, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares under the plan, including those shares previously authorized, but not yet repurchased. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: April 19, 2013	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)