Form 10-Q
period 2013-06-30
ALBEMARLE CORP
filed 2013-07-19
CIK 915913

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013

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

Number of shares of common stock, $.01 par value, outstanding as of July 10, 2013: 81,374,337

ALBEMARLE CORPORATION

INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$634,197	$684,894	$1,275,822	$1,396,598
Cost of goods sold	437,558	435,606	879,593	896,330

Gross profit	196,639	249,288	396,229	500,268
Selling, general and administrative expenses	62,900	61,735	127,650	135,739
Research and development expenses	21,565	20,911	41,518	39,960
Restructuring and other charges, net (Note 13)	—	94,703	—	94,703

Operating profit	112,174	71,939	227,061	229,866
Interest and financing expenses	(7,608)	(8,486)	(12,839)	(17,220)
Other expenses, net	(1,697)	(688)	(5,906)	(806)

Income before income taxes and equity in net income of unconsolidated investments	102,869	62,765	208,316	211,840
Income tax expense	21,450	21,882	47,642	60,910

Income before equity in net income of unconsolidated investments	81,419	40,883	160,674	150,930
Equity in net income of unconsolidated investments (net of tax)	9,709	12,712	19,970	21,298

Net income	91,128	53,595	180,644	172,228
Net income attributable to noncontrolling interests	(8,389)	(3,506)	(13,918)	(7,877)

Net income attributable to Albemarle Corporation	$82,739	$50,089	$166,726	$164,351

Basic earnings per share	$0.98	$0.56	$1.93	$1.84

Diluted earnings per share	$0.98	$0.56	$1.92	$1.83

Weighted-average common shares outstanding – basic	84,028	89,414	86,374	89,206

Weighted-average common shares outstanding – diluted	84,489	90,051	86,862	89,999

Cash dividends declared per share of common stock	$0.24	$0.20	$0.48	$0.40

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$91,128	$53,595	$180,644	$172,228

Other comprehensive income (loss), net of tax:
Foreign currency translation	5,241	(55,882)	(28,668)	(26,870)
Pension and postretirement benefits	(330)	(154)	(404)	(334)
Other	29	31	61	66

Total other comprehensive income (loss), net of tax	4,940	(56,005)	(29,011)	(27,138)

Comprehensive income (loss)	96,068	(2,410)	151,633	145,090
Comprehensive income attributable to non-controlling interests	(8,156)	(3,516)	(13,989)	(8,032)

Comprehensive income (loss) attributable to Albemarle Corporation	$87,912	$(5,926)	$137,644	$137,058

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$314,659	$477,696
Trade accounts receivable, less allowance for doubtful accounts (2013 – $1,543; 2012 – $1,641)	407,842	378,973
Other accounts receivable	43,403	43,844
Inventories	451,998	428,145
Other current assets	63,976	78,655

Total current assets	1,281,878	1,407,313

Property, plant and equipment, at cost	2,895,949	2,818,604
Less accumulated depreciation and amortization	1,562,184	1,522,033

Net property, plant and equipment	1,333,765	1,296,571
Investments	206,755	207,141
Other assets	150,047	154,836
Goodwill	272,773	276,966
Other intangibles, net of amortization	90,731	94,464

Total assets	$3,335,949	$3,437,291

Liabilities And Equity
Current liabilities:
Accounts payable	$179,173	$172,866
Accrued expenses	160,825	177,546
Current portion of long-term debt	9,355	12,700
Dividends payable	19,175	17,471
Income taxes payable	7,055	4,426

Total current liabilities	375,583	385,009

Long-term debt	1,067,852	686,588
Postretirement benefits	59,940	60,815
Pension benefits	194,913	195,481
Other noncurrent liabilities	103,794	114,022
Deferred income taxes	68,474	63,368
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 81,365 in 2013 and 88,899 in 2012	814	889
Additional paid-in capital	3,005	2,761
Accumulated other comprehensive income	56,182	85,264
Retained earnings	1,292,993	1,744,684

Total Albemarle Corporation shareholders’ equity	1,352,994	1,833,598

Noncontrolling interests	112,399	98,410

Total equity	1,465,393	1,932,008

Total liabilities and equity	$3,335,949	$3,437,291

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In Thousands, Except Share Data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					166,726	166,726	13,918	180,644
Other comprehensive (loss) income				(29,082)		(29,082)	71	(29,011)
Cash dividends declared					(40,753)	(40,753)		(40,753)
Stock-based compensation and other			4,144			4,144		4,144
Exercise of stock options	132,238	1	3,916			3,917		3,917
Shares repurchased	(7,814,045)	(78)	(4,556)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock plans			2,519			2,519		2,519
Issuance of common stock, net	238,939	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(90,957)	(1)	(5,776)			(5,777)		(5,777)

Balance at June 30, 2013	81,365,384	$814	$3,005	$56,182	$1,292,993	$1,352,994	$112,399	$1,465,393

Balance at January 1, 2012	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Net income					164,351	164,351	7,877	172,228
Other comprehensive (loss) income				(27,293)		(27,293)	155	(27,138)
Cash dividends declared					(35,715)	(35,715)	(7,628)	(43,343)
Stock-based compensation and other			10,004			10,004		10,004
Exercise of stock options	656,235	7	13,423			13,430		13,430
Shares repurchased	(215,000)	(2)	(13,693)			(13,695)		(13,695)
Tax benefit related to stock plans			12,329			12,329		12,329
Issuance of common stock, net	339,620	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(137,759)	(1)	(8,997)			(8,998)		(8,998)

Balance at June 30, 2012	89,484,336	$895	$28,257	$33,036	$1,643,502	$1,705,690	$87,954	$1,793,644

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents at beginning of year	$477,696	$469,416

Cash flows from operating activities:
Net income	180,644	172,228
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	51,817	49,449
Non-cash charges associated with restructuring and other, net	—	70,587
Stock-based compensation	4,529	10,730
Excess tax benefits realized from stock-based compensation arrangements	(2,519)	(12,329)
Equity in net income of unconsolidated investments (net of tax)	(19,970)	(21,298)
Dividends received from unconsolidated investments and nonmarketable securities	13,599	16,769
Pension and postretirement expense (benefit)	3,152	(10,203)
Pension and postretirement contributions	(4,246)	(4,612)
Unrealized gain on investments in marketable securities	(1,912)	(470)
Deferred income taxes	4,911	4,871
Working capital changes	(53,018)	(102,518)
Other, net	1,867	11,705

Net cash provided by operating activities	178,854	184,909

Cash flows from investing activities:
Capital expenditures	(103,168)	(126,623)
Cash payments related to acquisitions and other	(250)	(2,384)
Sales of (investments in) marketable securities, net	768	(1,235)
Long-term advances to joint venture	—	(10,000)

Net cash used in investing activities	(102,650)	(140,242)

Cash flows from financing activities:
Repayments of long-term debt	(6,380)	(11,754)
Proceeds from borrowings of long-term debt	117,000	2,978
Proceeds from other borrowings, net	266,248	7
Dividends paid to shareholders	(39,049)	(33,399)
Dividends paid to noncontrolling interests	—	(7,628)
Repurchases of common stock	(582,298)	(13,695)
Proceeds from exercise of stock options	3,917	13,430
Excess tax benefits realized from stock-based compensation arrangements	2,519	12,329
Withholding taxes paid on stock-based compensation award distributions	(5,777)	(8,998)
Debt financing costs	(133)	—

Net cash used in financing activities	(243,953)	(46,730)

Net effect of foreign exchange on cash and cash equivalents	4,712	(5,602)

Decrease in cash and cash equivalents	(163,037)	(7,665)

Cash and cash equivalents at end of period	$314,659	$461,751

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the six-month periods ended June 30, 2013 and 2012. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on February 15, 2013. The December 31, 2012 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

Change in accounting principle regarding pension and other postretirement benefits

During 2012, we elected to change our method of accounting for actuarial gains and losses relating to our global pension and other postretirement benefit (OPEB) plans. Previously, we recognized actuarial gains and losses from our pension and OPEB plans in our consolidated balance sheets as Accumulated other comprehensive income (loss) within shareholders’ equity, with amortization of these gains and losses that exceeded ten percent of the greater of plan assets or projected benefit obligations recognized each quarter in our consolidated statements of income over the average future service period of active employees. Under the new method of accounting, referred to as mark-to-market accounting, these gains and losses will be recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, will be recorded on a quarterly basis. The gain/loss subject to amortization and expected return on assets components of our pension expense has historically been calculated using a five-year smoothing of asset gains and losses referred to as the market-related value. Under mark-to-market accounting, the market-related value of assets will equal the actual market value as of the date of measurement. While our historical policy of recognizing pension and OPEB plan expense is considered acceptable under U.S. GAAP, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will also improve transparency within our operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting principle has been applied retrospectively, adjusting all prior periods presented. In the second quarter of 2013, we identified that our consolidated statements of income for the three-month and six-month periods ended June 30, 2012 included a correction of $10.3 million for pension and OPEB plan actuarial gains that related to 2011. This amount was deemed to be not material with respect to our financial statements for the year ended December 31, 2012 and any prior period financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The impact of this accounting policy change on Albemarle’s consolidated financial statements for the three-month and six-month periods ended June 30, 2012 is summarized below:

Consolidated Statements of Income

Three Months Ended June 30, 2012 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net sales	$684,894	$—	$684,894
Cost of goods sold	442,209	(6,603)	435,606

Gross profit	242,685	6,603	249,288
Selling, general and administrative expenses	74,624	(12,889)	61,735
Research and development expenses	20,911	—	20,911
Restructuring and other charges, net	94,703	—	94,703

Operating profit	52,447	19,492	71,939
Interest and financing expenses	(8,486)	—	(8,486)
Other expenses, net	(688)	—	(688)

Income before income taxes and equity in net income of unconsolidated investments	43,273	19,492	62,765
Income tax expense	14,747	7,135	21,882

Income before equity in net income of unconsolidated investments	28,526	12,357	40,883
Equity in net income of unconsolidated investments (net of tax)	12,712	—	12,712

Net income	$41,238	$12,357	$53,595
Net income attributable to noncontrolling interests	(3,506)	—	(3,506)

Net income attributable to Albemarle Corporation	$37,732	$12,357	$50,089

Basic earnings per share	$0.42	$0.14	$0.56

Diluted earnings per share	$0.42	$0.14	$0.56

Weighted-average common shares outstanding – basic	89,414	—	89,414

Weighted-average common shares outstanding – diluted	90,051	—	90,051

Cash dividends declared per share of common stock	$0.20	$—	$0.20

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Six Months Ended June 30, 2012 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net sales	$1,396,598	$—	$1,396,598
Cost of goods sold	906,026	(9,696)	896,330

Gross profit	490,572	9,696	500,268
Selling, general and administrative expenses	155,316	(19,577)	135,739
Research and development expenses	39,960	—	39,960
Restructuring and other charges, net	94,703	—	94,703

Operating profit	200,593	29,273	229,866
Interest and financing expenses	(17,220)	—	(17,220)
Other expenses, net	(806)	—	(806)

Income before income taxes and equity in net income of unconsolidated investments	182,567	29,273	211,840
Income tax expense	50,213	10,697	60,910

Income before equity in net income of unconsolidated investments	132,354	18,576	150,930
Equity in net income of unconsolidated investments (net of tax)	21,298	—	21,298

Net income	$153,652	$18,576	$172,228
Net income attributable to noncontrolling interests	(7,877)	—	(7,877)

Net income attributable to Albemarle Corporation	$145,775	$18,576	$164,351

Basic earnings per share	$1.63	$0.21	$1.84

Diluted earnings per share	$1.62	$0.21	$1.83

Weighted-average common shares outstanding – basic	89,206	—	89,206

Weighted-average common shares outstanding – diluted	89,999	—	89,999

Cash dividends declared per share of common stock	$0.40	$—	$0.40

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended June 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net income	$41,238	$12,357	$53,595

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(55,882)	—	(55,882)
Pension and postretirement benefits	12,203	(12,357)	(154)
Other	31	—	31

Total other comprehensive loss, net of tax	(43,648)	(12,357)	(56,005)

Comprehensive loss	(2,410)	—	(2,410)
Comprehensive income attributable to non-controlling interests	(3,516)	—	(3,516)

Comprehensive loss attributable to Albemarle Corporation	$(5,926)	$—	$(5,926)

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Six Months Ended June 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Net income	$153,652	$18,576	$172,228

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(26,870)	—	(26,870)
Pension and postretirement benefits	18,242	(18,576)	(334)
Other	66	—	66

Total other comprehensive loss, net of tax	(8,562)	(18,576)	(27,138)

Comprehensive income	145,090	—	145,090
Comprehensive income attributable to non-controlling interests	(8,032)	—	(8,032)

Comprehensive income attributable to Albemarle Corporation	$137,058	$—	$137,058

Consolidated Statements of Changes In Equity

Six Months Ended June 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Accumulated other comprehensive (loss) income:
Balance at January 1, 2012	$(222,922)	$283,251	$60,329
Other comprehensive loss	(8,717)	(18,576)	(27,293)

Balance at June 30, 2012	$(231,639)	$264,675	$33,036

Retained earnings:
Balance at January 1, 2012	$1,798,117	$(283,251)	$1,514,866
Net income	145,775	18,576	164,351
Cash dividends declared	(35,715)	—	(35,715)

Balance at June 30, 2012	$1,908,177	$(264,675)	$1,643,502

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted

Cash flows from operating activities:
Net income	$153,652	$18,576	$172,228
Pension and postretirement expense (benefit)	19,070	(29,273)	(10,203)
Deferred income taxes	(5,826)	10,697	4,871

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 2—Foreign Exchange:

Our consolidated statements of income include foreign exchange transaction losses of $2.3 million and $7.1 million for the three-month and six-month periods ended June 30, 2013, respectively, and $1.6 million and $3.4 million for the three-month and six-month periods ended June 30, 2012, respectively.

NOTE 3—Income Taxes:

The effective income tax rate for the three-month and six-month periods ended June 30, 2013 was 20.9% and 22.9%, respectively, compared to 34.9% and 28.8% for the three-month and six-month periods ended June 30, 2012, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2013 and 2012 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the 2012 periods was also impacted by $94.7 million in pre-tax charges ($73.6 million after income taxes) associated with our exit of the phosphorus flame retardants business (see Note 13).

NOTE 4—Earnings Per Share:

Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2013 and 2012 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$82,739	$50,089	$166,726	$164,351

Denominator:
Weighted-average common shares for basic earnings per share	84,028	89,414	86,374	89,206

Basic earnings per share	$0.98	$0.56	$1.93	$1.84

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$82,739	$50,089	$166,726	$164,351

Denominator:
Weighted-average common shares for basic earnings per share	84,028	89,414	86,374	89,206
Incremental shares under stock compensation plans	461	637	488	793

Total shares	84,489	90,051	86,862	89,999

Diluted earnings per share	$0.98	$0.56	$1.92	$1.83

On February 12, 2013, the Company increased the regular quarterly dividend by 20% to $0.24 per share. On May 7, 2013, the Company declared a cash dividend of $0.24 per share, which was paid on July 1, 2013 to shareholders of record at the close of business as of June 14, 2013. On July 10, 2013, the Company declared a cash dividend of $0.24 per share, which is payable on October 1, 2013 to shareholders of record at the close of business as of September 13, 2013.

On February 12, 2013, Albemarle’s Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those shares previously authorized but not yet repurchased.

Under the existing Board authorized share repurchase program, on May 9, 2013, the Company entered into an agreement (the ASR Agreement) with J.P. Morgan Securities LLC (JPMorgan) relating to a fixed-dollar, uncollared accelerated share repurchase program (the ASR Program). Pursuant to the terms of the ASR Agreement, JPMorgan immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On May 10, 2013, the Company paid $450 million to JPMorgan and received an initial delivery of 5,680,921 shares with a fair market value of approximately $360 million. This purchase was funded through a combination of available cash on hand and debt.

The Company has determined that the ASR Agreement meets the criteria to be accounted for as a forward contract indexed to its stock and is therefore being treated as an equity instrument. Although the ASR Agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The initial delivery of 5,680,921 shares reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three and six-month periods ended June 30, 2013. The total number of shares to ultimately be purchased by the Company under the ASR Program will be based on the Rule 10b-18 volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a forward price adjustment amount of approximately $1.01.

The Company evaluated the ASR Agreement for its potential dilution of earnings per share and has determined that, based on the Rule 10b-18 volume-weighted average price calculated as of June 30, 2013, additional shares expected to be received upon final settlement (approximately 1.4 million shares) would have an anti-dilutive impact on earnings per share and therefore were not included in the Company’s diluted earnings per share calculation for the three and six-month periods ended June 30, 2013. The final settlement amount may increase or decrease depending upon the Rule 10b-18 volume-weighted average price of the Company’s common stock during the remaining term of the ASR Agreement. The ASR Program will be completed no later than the end of 2013 and is expected to result in a decrease to the Company’s issued and outstanding shares upon completion.

During the three-month and six-month periods ended June 30, 2013, the Company repurchased 6,800,395 and 7,814,045 shares of its common stock, respectively, pursuant to the terms of its share repurchase program and the ASR Program. As of June 30, 2013, there were 7,185,955 shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 5—Inventories:

The following table provides a breakdown of inventories at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)

Finished goods	$353,646	$325,762
Raw materials	52,860	57,245
Stores, supplies and other	45,492	45,138

Total inventories	$451,998	$428,145

NOTE 6—Investments:

The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $6.0 million and $6.6 million at June 30, 2013 and December 31, 2012, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

Additionally, during the six months ended June 30, 2012, we and our joint venture partner each advanced $10.0 million to our 50%-owned joint venture, SOCC, pursuant to a long-term loan arrangement.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 7—Long-Term Debt:

Long-term debt at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
5.10% Senior notes, net of unamortized discount of $53 at June 30, 2013 and $70 at December 31, 2012	$324,947	$324,930
4.50% Senior notes, net of unamortized discount of $2,343 at June 30, 2013 and $2,500 at December 31, 2012	347,657	347,500
Commercial paper notes	362,310	—
Fixed rate foreign borrowings	16,701	19,458
Variable-rate foreign bank loans	25,295	7,006
Miscellaneous	297	394

Total long-term debt	1,077,207	699,288
Less amounts due within one year	9,355	12,700

Long-term debt, less current portion	$1,067,852	$686,588

On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750 million. The proceeds from the issuance of the Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our September 2011 credit agreement is available to repay the Notes, if necessary. Aggregate borrowings outstanding under the September 2011 credit agreement and the commercial paper program will not exceed the $750 million current maximum amount available under the September 2011 credit agreement. The Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance of the Notes. The maturities of the Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the Program contain customary representations, warranties, default and indemnification provisions.

At June 30, 2013, we had $362.3 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.37% and a weighted-average maturity of 64 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the September 2011 credit agreement.

NOTE 8—Commitments and Contingencies:

We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2013, as follows (in thousands):

Beginning balance at December 31, 2012	$20,322
Expenditures	(1,567)
Changes in estimates recorded to earnings and other	87
Foreign currency translation	(549)

Ending balance at June 30, 2013	18,293
Less amounts reported in Accrued expenses	8,841

Amounts reported in Other noncurrent liabilities	$9,452

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Approximately $7.2 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $5.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net sales:
Polymer Solutions	$224,316	$247,016	$439,090	$475,147
Catalysts	233,818	229,144	469,391	522,666
Fine Chemistry	176,063	208,734	367,341	398,785

Total net sales	$634,197	$684,894	$1,275,822	$1,396,598

Segment operating profit:
Polymer Solutions	$43,821	$63,407	$87,491	$117,954
Catalysts	43,613	57,370	92,658	134,011
Fine Chemistry	40,277	49,704	76,455	94,067

Total segment operating profit	127,711	170,481	256,604	346,032

Equity in net income of unconsolidated investments:
Polymer Solutions	2,328	1,913	4,636	3,758
Catalysts	7,381	10,799	15,334	17,540
Fine Chemistry	—	—	—	—
Corporate & other	—	—	—	—

Total equity in net income of unconsolidated investments	9,709	12,712	19,970	21,298

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(2,494)	349	(3,202)	(653)
Catalysts	—	—	—	—
Fine Chemistry	(5,895)	(3,832)	(10,716)	(7,204)
Corporate & other	—	(23)	—	(20)

Total net income attributable to noncontrolling interests	(8,389)	(3,506)	(13,918)	(7,877)

Segment income:
Polymer Solutions	43,655	65,669	88,925	121,059
Catalysts	50,994	68,169	107,992	151,551
Fine Chemistry	34,382	45,872	65,739	86,863

Total segment income	129,031	179,710	262,656	359,473

Corporate & other	(15,537)	(3,862)	(29,543)	(21,483)
Restructuring and other charges, net(a)	—	(94,703)	—	(94,703)
Interest and financing expenses	(7,608)	(8,486)	(12,839)	(17,220)
Other expenses, net	(1,697)	(688)	(5,906)	(806)
Income tax expense	(21,450)	(21,882)	(47,642)	(60,910)

Net income attributable to Albemarle Corporation	$82,739	$50,089	$166,726	$164,351

(a)	See Note 13, “Restructuring and Other.”

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:

The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,332	$3,044	$6,974	$6,217
Interest cost	7,715	7,982	14,933	16,193
Expected return on assets	(9,821)	(11,649)	(19,693)	(23,279)
Actuarial gain(a)	—	(5,840)	—	(5,840)
Amortization of prior service benefit	(295)	(225)	(344)	(486)

Total net periodic pension benefit cost (credit)	$931	$(6,688)	$1,870	$(7,195)

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$71	$87	$154	$137
Interest cost	694	736	1,382	1,586
Expected return on assets	(103)	(119)	(206)	(244)
Actuarial gain(a)	—	(4,439)	—	(4,439)
Amortization of prior service benefit	(23)	(23)	(48)	(48)

Total net periodic postretirement benefit cost (credit)	$639	$(3,758)	$1,282	$(3,008)

Total net periodic pension and postretirement benefit cost (credit)	$1,570	$(10,446)	$3,152	$(10,203)

(a)	In the second quarter of 2013, we identified that our consolidated statements of income for the three-month and six-month periods ended June 30, 2012 included a correction of $10.3 million for pension and OPEB plan actuarial gains that related to 2011. This amount was deemed to be not material with respect to our financial statements for the year ended December 31, 2012 and any prior period financial statements.

During the three-month and six-month periods ended June 30, 2013, we made contributions of $1.4 million and $2.0 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2012, we made contributions of $1.3 million and $2.7 million, respectively, to our qualified and nonqualified pension plans.

We paid $1.1 million and $2.2 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2013, respectively. Also, we paid $0.8 million and $1.9 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2012, respectively.

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

Long-Term Debt—The fair values of our senior notes and other fixed rate foreign borrowings are estimated using Level 1 inputs and account for the majority of the difference between the recorded amount and fair value of our long-term debt. The carrying value of our remaining long-term debt reported in the accompanying condensed consolidated balance sheets approximates fair value as substantially all of such debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	June 30, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,077,207	$1,111,397	$699,288	$764,784

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2013 and December 31, 2012, we had outstanding foreign currency forward contracts with notional values totaling $249.7 million and $274.0 million, respectively. At June 30, 2013, $0.2 million was included in Other accounts receivable and $0.4 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2012, $0.3 million was included in Other accounts receivable and $0.8 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.

Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. For the three-month and six-month periods ended June 30, 2013, we recognized gains (losses) of $2.5 million and $(2.2) million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and six-month periods ended June 30, 2012, we recognized losses of $(5.4) million and $(4.1) million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are intended to offset changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the six-month periods ended June 30, 2013 and 2012, we recorded $2.2 million and $4.1 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(2.5) million and $(4.5) million, respectively, in Other, net in our condensed consolidated statements of cash flows.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the six month period ended June 30, 2013. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$21,414	$21,414	$—
Equity securities(b)	$19	$19	$—
Foreign currency forward contracts(c)	$207	$—	$207

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,414	$21,414	$—
Foreign currency forward contracts(c)	$393	$—	$393

	December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)
Assets:
Investments under executive deferred compensation plan(a)	$20,265	$20,265	$—
Equity securities(b)	$25	$25	$—
Foreign currency forward contracts(c)	$262	$—	$262

Liabilities:
Obligations under executive deferred compensation plan(a)	$20,265	$20,265	$—
Foreign currency forward contracts(c)	$771	$—	$771

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

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 13—Restructuring and Other

We had the following activity in our recorded workforce reduction liabilities for the six months ended June 30, 2013 (in thousands):

Beginning balance at December 31, 2012	$15,898
Workforce reduction charges	—
Payments	(5,799)
Amount reversed to income	(991)
Foreign currency translation	(398)

Ending balance at June 30, 2013	8,710
Less amounts reported in Accrued expenses	8,256

Amounts reported in Other noncurrent liabilities	$454

The three-month and six-month periods ended June 30, 2012 included net charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. The charges were comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. Payments under this restructuring plan are expected to occur through 2014.

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

In the fourth quarter of 2012, we revised our presentation of Restructuring and other charges in our consolidated statements of cash flows. The corrected presentation is reflected in Non-cash charges associated with restructuring and other, net, to report the non-cash portion of such charges separately from the portion which affects working capital. We believe this presentation better reflects the impacts of restructuring events in our financial statements. The change in presentation had no impact on Net cash provided by operating activities, Net cash used in investing activities or Net cash used in financing activities for the year ended December 31, 2012 or any interim periods within that year.

ALBEMARLE CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

NOTE 14—Accumulated Other Comprehensive Income:

The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the three and six months ended June 30, 2013 (in thousands):

	Foreign Currency Translation	Pension and Post- Retirement Benefits(a)	Other	Total
Three months ended June 30, 2013
Balance at March 31, 2013	$50,904	$915	$(810)	$51,009
Other comprehensive income (loss) before reclassifications	5,241	—	(3)	5,238
Amounts reclassified from accumulated other comprehensive income	—	(330)	32	(298)

Other comprehensive income (loss), net of tax	5,241	(330)	29	4,940

Other comprehensive loss attributable to noncontrolling interests	233	—	—	233

Balance at June 30, 2013	$56,378	$585	$(781)	$56,182

Six months ended June 30, 2013
Balance at December 31, 2012	$85,117	$989	$(842)	$85,264
Other comprehensive loss before reclassifications	(28,668)	—	(5)	(28,673)
Amounts reclassified from accumulated other comprehensive income	—	(404)	66	(338)

Other comprehensive (loss) income, net of tax	(28,668)	(404)	61	(29,011)

Other comprehensive income attributable to noncontrolling interests	(71)	—	—	(71)

Balance at June 30, 2013	$56,378	$585	$(781)	$56,182

(a)	Amounts reclassified from accumulated other comprehensive income consist of amortization of prior service benefit. See Note 10, “Pension Plans and Other Postretirement Benefits.”

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2013 and 2012 is provided in the following (in thousands):

	Three Months Ended June 30,
	2013			2012
		Pension			Pension
	Foreign	and Post-		Foreign	and Post-
	Currency	retirement		Currency	retirement
	Translation	Benefits	Other	Translation	Benefits	Other
Other comprehensive income (loss), before tax	$4,470	$(318)	$49	$(57,622)	$(244)	$51
Income tax benefit (expense)	771	(12)	(20)	1,740	90	(20)

Other comprehensive income (loss), net of tax	$5,241	$(330)	$29	$(55,882)	$(154)	$31

	Six Months Ended June 30,
	2013			2012
		Pension			Pension
	Foreign	and Post-		Foreign	and Post-
	Currency	retirement		Currency	retirement
	Translation	Benefits	Other	Translation	Benefits	Other
Other comprehensive (loss) income, before tax	$(29,782)	$(392)	$101	$(28,702)	$(530)	$106
Income tax benefit (expense)	1,114	(12)	(40)	1,832	196	(40)

Other comprehensive (loss) income, net of tax	$(28,668)	$(404)	$61	$(26,870)	$(334)	$66

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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2012. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 36.

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

These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our ability to pass through such increases;

•	acquisitions and divestitures, and changes in performance of acquired companies;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation impacting our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in the jurisdictional mix of our earnings and changes in tax laws and rates;

•

changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations;

•	volatility and substantial uncertainties in the debt and equity markets;

•	technology or intellectual property infringement, including cyber security breaches, and other innovation risks;

•	decisions we may make in the future; and

•	the other factors detailed from time to time in the reports we file with the SEC.

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

Second Quarter 2013

During the second quarter of 2013:

•

We achieved quarterly earnings of $0.98 per share (on a diluted basis), an increase of 75% from second quarter 2012 results (second quarter 2012 results included restructuring and other charges in connection with our exit of the phosphorus flame retardants business).

•	Our net sales for the quarter were $634.2 million, down 7% from net sales of $684.9 million in the second quarter of 2012.

•	Our board of directors declared a quarterly dividend of $0.24 per share on May 7, 2013, which was paid on July 1, 2013 to shareholders of record at the close of business as of June 14, 2013.

•	We repurchased approximately 6.8 million shares of our common stock pursuant to the terms of our share repurchase program and the ASR Program.

•	We entered into agreements to initiate a commercial paper program on a private placement basis under which the Company may issue from time to time unsecured commercial paper notes.

•

We announced that we expect to begin the supply of our GreenCrest™ polymeric fire safety solution for commercial qualification in expanded and extruded polystyrene foam applications by midyear of 2013, as scheduled. Within 24 months of successful completion of commercial qualification, we expect to have GreenCrest available for commercial sale. This follows an earlier announcement regarding the expansion of our Orangeburg, SC plant for the production of GreenCrest.

•

We signed definitive agreements with Senze Meilu Company, of Shanxi, China, to establish a joint venture company in Lvliang, Shanxi. Upon final approval from the relevant government authorities in China, the venture, Albemarle Senze Chemicals (Shanxi) Company, Ltd., will build and operate a new 50,000 metric ton facility to manufacture MARTINAL® fine precipitated alumina trihydrate flame retardants based on Albemarle’s proprietary technology principally used in wire and cable applications. The largest, fastest growing application is in low-smoke wire and cable applications within the energy sector, which is benefitting from rising energy consumption in China and other rapidly developing economies throughout Asia-Pacific. Production in the new facility is expected to begin in mid-2015.

•

Saudi Organometallic Chemicals Company (SOCC), a joint venture equally owned by Albemarle Netherlands B.V., a subsidiary of Albemarle Corporation and Saudi Specialty Chemical Company, an affiliate of Saudi Basic Industries Corporation (SABIC) announced the initial start-up of its aluminum alkyls facility located in Al-Jubail, Saudi Arabia. At capacity, it will manufacture 6,000 metric tons per year of tri-ethyl aluminum (TEA), a Ziegler Natta co-catalyst used in the plastics industry. An ultra-low hydride grade of TEA (TEA-ULH) will also be produced at the SOCC plant. This new facility is designed to meet the growing needs for TEA and ULH-TEA in the region, using raw materials supplied from member countries of the Gulf Cooperation Council. Full commercial production is scheduled to begin in the third quarter of 2013 once customer qualifications are completed.

Outlook

As we expected, current dynamics in both the global economy and in select businesses have resulted in continued headwinds during the first half of 2013, and could potentially continue to impact our results. Despite the current trends, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that when the end markets we serve begin to stabilize and resume growth, our businesses will respond quickly to the improved market conditions and new business opportunities.

Polymer Solutions: Sales volumes in many of our core products were favorable in the first half of 2013 compared to the prior year, more than offset by lower prices in our Flame Retardants and Additives businesses. Overall, year-over-year segment revenue was down, driven mainly by our exit of the phosphorus flame retardants business in the second quarter of 2012. We closely monitor customer order patterns and other key indicators in our business, some of which show trends that indicate the current pace of business, which is still below our historical norms, could continue. These trends, should they continue, could have adverse impacts on our net sales and profitability, including impacts from operating our production assets below optimum levels.

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

Catalysts: Lower metals surcharges in Refinery Catalyst Solutions, and lower sales volumes and pricing in Performance Catalyst Solutions, have resulted in overall lower year-over-year net sales for our Catalysts segment during the first half of 2013. On a longer term basis, we believe increased global demand for transportation fuels and implementation of more stringent fuel quality requirements will drive growth in our Refinery Catalyst Solutions business. In addition, we expect growth in our PCS division to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East, as well as from the LED market, driven by energy efficiency demands.

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

We expect to leverage our existing positions in the Middle East and Asia to capitalize on growth opportunities and further develop our leading position in those emerging markets. Our joint venture in Saudi Arabia with SABIC, which is now operational, positions us to lead in the fast-growing Middle East polyolefins catalysts market. Construction at our

Yeosu, South Korea site is complete for our metallocene/single site catalyst production facility and we are currently in the process of customer qualification. Construction at Yeosu continues for our Pure Growth line of products for the LED and electronics industry.

Fine Chemistry: In our Fine Chemistry segment, during the first half of 2013 we saw favorable year-over-year sales volumes in our bromine portfolio, partly offset by lower pricing in some regions. Fine Chemistry Services continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the Performance Chemicals sector and continued growth of our Fine Chemistry Services business.

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

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2013 to be approximately 22.9%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.

In the first quarter of 2013, we increased our quarterly dividend payout to $0.24 per share. During the six months ended June 30, 2013, we repurchased approximately 7.8 million shares of our common stock with a fair market value of $492.3 million under our existing share repurchase program and the ASR Program, and we may periodically repurchase shares in the future on an opportunistic basis.

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

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income. Results for 2012 have been retrospectively adjusted to reflect our election to change our method of accounting for actuarial gains and losses relating to our global pension and OPEB plans in 2012 (see Note 1, “Basis of Presentation” to the condensed consolidated financial statements included in this report).

Second Quarter 2013 Compared to Second Quarter 2012

Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
	(In thousands, except percentages and per share amounts)
NET SALES	$634,197	$684,894	(7)%
Cost of goods sold	437,558	435,606	—%

GROSS PROFIT	196,639	249,288	(21)%
GROSS PROFIT MARGIN	31.0%	36.4%
Selling, general and administrative expenses	62,900	61,735	2%
Research and development expenses	21,565	20,911	3%
Restructuring and other charges, net	—	94,703	(100)%

OPERATING PROFIT	112,174	71,939	56%
OPERATING PROFIT MARGIN	17.7%	10.5%
Interest and financing expenses	(7,608)	(8,486)	(10)%
Other expenses, net	(1,697)	(688)	147%

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	102,869	62,765	64%
Income tax expense	21,450	21,882	(2)%
Effective tax rate	20.9%	34.9%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	81,419	40,883	99%
Equity in net income of unconsolidated investments (net of tax)	9,709	12,712	(24)%

NET INCOME	91,128	53,595	70%
Net income attributable to noncontrolling interests	(8,389)	(3,506)	139%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$82,739	$50,089	65%

PERCENTAGE OF NET SALES	13.0%	7.3%

Basic earnings per share	$0.98	$0.56	75%

Diluted earnings per share	$0.98	$0.56	75%

Net Sales

For the three-month period ended June 30, 2013, we recorded net sales of $634.2 million, a decrease of 7% compared to net sales of $684.9 million for the three-month period ended June 30, 2012. This decrease was due primarily to unfavorable pricing impacts of 9% (mainly lower metals surcharges in Refinery Catalyst Solutions, lower regional pricing on bromine and lower flame retardant pricing), partly offset by favorable volume impacts of 2% (mainly in Refinery Catalyst Solutions.)

Gross Profit

For the three-month period ended June 30, 2013, our gross profit decreased $52.6 million, or 21%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. Additionally, our 2013 three-month results include costs of $3.6 million which are the subject of a claim by the Company against a freight services vendor for alleged fraud committed against several companies. These were partly offset by favorable impacts from lower variable input costs and favorable overall volume impacts. Overall, these factors contributed to a lower gross profit margin for the three-month period ended June 30, 2013 of 31.0%, down from 36.4% for the corresponding period in 2012.

Selling, General and Administrative Expenses

For the three-month period ended June 30, 2013, our selling, general and administrative (SG&A) expenses increased $1.2 million, or 2%, from the three-month period ended June 30, 2012. This increase was primarily due to unfavorable nonoperating pension costs related to the correction explained in Notes 1 and 10 to the condensed consolidated financial statements, partly offset by lower personnel-related costs, lower sales commissions and other spending. As a percentage of net sales, SG&A expenses were 9.9% for the three-month period ended June 30, 2013, compared to 9.0% for the corresponding period in 2012.

Research and Development Expenses

For the three-month period ended June 30, 2013, our research and development (R&D) expenses increased $0.7 million, or 3%, from the three-month period ended June 30, 2012, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.4% for the three-month period ended June 30, 2013, compared to 3.1% for the corresponding period in 2012.

Restructuring and Other Charges

The three-month period ended June 30, 2012 included charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorus flame retardants business. The charges were comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million.

Interest and Financing Expenses

Interest and financing expenses for the three-month period ended June 30, 2013 decreased $0.9 million to $7.6 million from the corresponding 2012 period, due mainly to lower interest rates on variable-rate borrowings and higher capitalized interest in the 2013 period.

Other Expenses, Net

Other expenses, net for the three-month period ended June 30, 2013 was $1.7 million versus $0.7 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts from the corresponding period in 2012.

Income Tax Expense

The effective income tax rate for the second quarter of 2013 was 20.9% compared to 34.9% for the second quarter of 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by $94.7 million of pre-tax net charges ($73.6 million after taxes) associated with our exit of the phosphorus flame retardants business.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $9.7 million for the three-month period ended June 30, 2013 compared to $12.7 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures Nippon Ketjen Company Limited and Fábrica Carioca de Catalisadores SA.

Net Income Attributable to Noncontrolling Interests

For the three-month period ended June 30, 2013, net income attributable to noncontrolling interests was $8.4 million compared to $3.5 million in the same period last year. This increase of $4.9 million was due primarily to higher year-over-year profitability from our consolidated joint venture JBC based mainly on higher demand for clear brine fluids and flame retardants.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $82.7 million in the three-month period ended June 30, 2013, from $50.1 million in the three-month period ended June 30, 2012 primarily due to restructuring charges in the prior year and favorable impacts from a lower effective tax rate, higher volumes and lower variable input costs, partly offset by unfavorable price impacts, higher manufacturing costs, unfavorable net income attributable to noncontrolling interests and unfavorable equity in net income of unconsolidated investments.

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

	Three Months Ended June 30,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$224,316	35.4%	$247,016	36.1%	(9)%
Catalysts	233,818	36.9%	229,144	33.4%	2%
Fine Chemistry	176,063	27.7%	208,734	30.5%	(16)%

Total net sales	$634,197	100.0%	$684,894	100.0%	(7)%

Segment operating profit:
Polymer Solutions	$43,821	19.5%	$63,407	25.7%	(31)%
Catalysts	43,613	18.7%	57,370	25.0%	(24)%
Fine Chemistry	40,277	22.9%	49,704	23.8%	(19)%

Total segment operating profit	127,711		170,481		(25)%

Equity in net income of unconsolidated investments:
Polymer Solutions	2,328		1,913		22%
Catalysts	7,381		10,799		(32)%
Fine Chemistry	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	9,709		12,712		(24)%

Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(2,494)		349		*
Catalysts	—		—		—%
Fine Chemistry	(5,895)		(3,832)		54%
Corporate & other	—		(23)		(100)%

Total net income attributable to noncontrolling interests	(8,389)		(3,506)		139%

Segment income:
Polymer Solutions	43,655	19.5%	65,669	26.6%	(34)%
Catalysts	50,994	21.8%	68,169	29.7%	(25)%
Fine Chemistry	34,382	19.5%	45,872	22.0%	(25)%

Total segment income	129,031		179,710		(28)%

Corporate & other	(15,537)		(3,862)		302%
Restructuring and other charges, net	—		(94,703)		(100)%
Interest and financing expenses	(7,608)		(8,486)		(10)%
Other expenses, net	(1,697)		(688)		147%
Income tax expense	(21,450)		(21,882)		(2)%

Net income attributable to Albemarle Corporation	$82,739		$50,089		65%

*	Percentage calculation is not meaningful.

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

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Total segment operating profit	$127,711	$170,481
Add (less):
Corporate & other(a)	(15,537)	(3,839)
Restructuring and other charges, net	—	(94,703)

GAAP Operating profit	$112,174	$71,939

Total segment income	$129,031	$179,710
Add (less):
Corporate & other	(15,537)	(3,862)
Restructuring and other charges, net	—	(94,703)
Interest and financing expenses	(7,608)	(8,486)
Other expenses, net	(1,697)	(688)
Income tax expense	(21,450)	(21,882)

GAAP Net income attributable to Albemarle Corporation	$82,739	$50,089

(a)	Excludes corporate noncontrolling interest adjustments $(23) for the three-month period ended June 30, 2012.

Polymer Solutions

Polymer Solutions segment net sales for the three-month period ended June 30, 2013 were $224.3 million, down $22.7 million, or 9%, in comparison to the same period in 2012. The decrease was driven mainly by our mid-year 2012 exit of the phosphorus flame retardants business and lower pricing in Flame Retardants. Segment income for Polymer Solutions was down 34%, or $22.0 million, to $43.7 million for the three-month period ended June 30, 2013, compared to the same period in 2012, as a result of lower pricing mainly in Flame Retardants, higher manufacturing costs and unfavorable currency impacts mainly due to the weaker Japanese yen. These were partly offset by the favorable impact of our 2012 exit from the phosphorus flame retardants business.

Catalysts

Catalysts segment net sales for the three-month period ended June 30, 2013 were $233.8 million, an increase of $4.7 million, or 2%, compared to the three-month period ended June 30, 2012. This increase was due mainly to favorable volumes in Refinery Catalyst Solutions, partly offset by unfavorable pricing on lower metals surcharges in Refinery Catalyst Solutions and unfavorable pricing and volumes in Performance Catalyst Solutions. Catalysts segment income decreased 25%, or $17.2 million, to $51.0 million for the three-month period ended June 30, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to net unfavorable pricing impacts from volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions, higher manufacturing costs and lower equity income from our unconsolidated joint ventures, partly offset by favorable sales volumes in Refinery Catalyst Solutions.

Fine Chemistry

Fine Chemistry segment net sales for the three-month period ended June 30, 2013 were $176.1 million, a decrease of $32.7 million, or 16%, versus the three-month period ended June 30, 2012. This decrease was primarily attributable to unfavorable impacts from the timing of custom projects and lower volumes in our pharmaceutical and agricultural intermediates businesses, unfavorable pricing in Performance Chemicals, partly offset by favorable volumes in industrial and specialty bromides. Segment income for the three-month period ended June 30, 2013 was $34.4 million, down 25% from the corresponding period in 2012. The decrease was due to lower pricing mainly in Performance Chemicals, delays in product launches in our Fine Chemistry Services businesses and higher net income attributable to noncontrolling interests associated with higher profit results from our JBC joint venture. These were partly offset by favorable variable input costs.

Corporate and other

For the three-month period ended June 30, 2013, our Corporate and other expense was $15.5 million compared to $3.9 million for the corresponding period in 2012. This increase was primarily due to unfavorable nonoperating pension costs related to the correction explained in Notes 1 and 10 to the condensed consolidated financial statements.

Six Months 2013 Compared to Six Months 2012

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012
	(In thousands, except percentages and per share amounts)
NET SALES	$1,275,822	$1,396,598	(9)%
Cost of goods sold	879,593	896,330	(2)%

GROSS PROFIT	396,229	500,268	(21)%
GROSS PROFIT MARGIN	31.1%	35.8%
Selling, general and administrative expenses	127,650	135,739	(6)%
Research and development expenses	41,518	39,960	4%
Restructuring and other charges, net	—	94,703	(100)%

OPERATING PROFIT	227,061	229,866	(1)%
OPERATING PROFIT MARGIN	17.8%	16.5%
Interest and financing expenses	(12,839)	(17,220)	(25)%
Other expenses, net	(5,906)	(806)	*

INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	208,316	211,840	(2)%
Income tax expense	47,642	60,910	(22)%
Effective tax rate	22.9%	28.8%

INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	160,674	150,930	6%
Equity in net income of unconsolidated investments (net of tax)	19,970	21,298	(6)%

NET INCOME	180,644	172,228	5%
Net income attributable to noncontrolling interests	(13,918)	(7,877)	77%

NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$166,726	$164,351	1%

PERCENTAGE OF NET SALES	13.1%	11.8%

Basic earnings per share	$1.93	$1.84	5%

Diluted earnings per share	$1.92	$1.83	5%

*	Percentage calculation is not meaningful.

Net Sales

For the six-month period ended June 30, 2013, we recorded net sales of $1.28 billion, a decrease of 9% compared to net sales of $1.40 billion for the six-month period ended June 30, 2012. This decrease was due primarily to unfavorable pricing impacts of 9% (mainly lower metals surcharges in Refinery Catalyst Solutions, lower regional pricing on bromine, and lower flame retardant pricing), lower volume impacts (mainly due to our exit of the phosphorus flame retardants business in the second quarter of 2012) and unfavorable foreign currency impacts (mainly the weaker Japanese yen).

Gross Profit

For the six-month period ended June 30, 2013, our gross profit decreased $104.0 million, or 21%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. Additionally, our 2013 six-month results include costs of $3.6 million which are the subject of a claim by the Company against a freight services vendor for alleged fraud committed against several companies. These were partly offset by favorable impacts from lower variable input costs and favorable overall volumes. Overall, these factors contributed to a lower gross profit margin for the six-month period ended June 30, 2013 of 31.1%, down from 35.8% for the corresponding period in 2012.

Selling, General and Administrative Expenses

For the six-month period ended June 30, 2013, our SG&A expenses decreased $8.1 million, or 6%, from the six-month period ended June 30, 2012. This decrease was primarily due to lower personnel-related costs, lower sales commissions and other spending, partly offset by unfavorable nonoperating pension costs related to the correction explained in Notes 1 and 10 to the condensed consolidated financial statements. As a percentage of net sales, SG&A expenses were 10.0% for the six-month period ended June 30, 2013, compared to 9.7% for the corresponding period in 2012.

Research and Development Expenses

For the six-month period ended June 30, 2013, our R&D expenses increased $1.6 million, or 4%, from the six-month period ended June 30, 2012, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.3% for the six-month period ended June 30, 2013, compared to 2.9% for the corresponding period in 2012.

Restructuring and Other Charges

The six-month period ended June 30, 2012 included charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorus flame retardants business. The charges were comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million.

Interest and Financing Expenses

Interest and financing expenses for the six-month period ended June 30, 2013 decreased $4.4 million to $12.8 million from the corresponding 2012 period due mainly to lower interest rates on variable-rate borrowings and higher capitalized interest in the 2013 period.

Other Expenses, Net

Other expenses, net for the six-month period ended June 30, 2013 was $5.9 million versus $0.8 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts from the corresponding period in 2012.

Income Tax Expense

The effective income tax rate for the first six months of 2013 was 22.9% compared to 28.8% for the first six months of 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by $94.7 million of pre-tax net charges ($73.6 million after taxes) associated with our exit of the phosphorus flame retardants business.

Equity in Net Income of Unconsolidated Investments

Equity in net income of unconsolidated investments was $20.0 million for the six-month period ended June 30, 2013 compared to $21.3 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures Fábrica Carioca de Catalisadores SA and Nippon Aluminum Alkyls, partly offset by higher equity income amounts reported from our Polymer Solutions joint venture Magnifin.

Net Income Attributable to Noncontrolling Interests

For the six-month period ended June 30, 2013, net income attributable to noncontrolling interests was $13.9 million compared to $7.9 million in the same period last year. This increase of $6.0 million was due primarily to higher year-over-year profitability from our consolidated joint venture JBC based mainly on higher demand for clear brine fluids and flame retardants.

Net Income Attributable to Albemarle Corporation

Net income attributable to Albemarle Corporation increased to $166.7 million in the six-month period ended June 30, 2013, from $164.4 million in the six-month period ended June 30, 2012 primarily due to lower pricing, including impacts from both volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions (particularly rare earths) and in certain products in our overall bromine portfolio, unfavorable manufacturing costs and unfavorable foreign currency impacts. These impacts were partly offset by favorable restructuring and other charges and favorable overall variable input costs.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$439,090	34.4%	$475,147	34.0%	(8)%
Catalysts	469,391	36.8%	522,666	37.4%	(10)%
Fine Chemistry	367,341	28.8%	398,785	28.6%	(8)%

Total net sales	$1,275,822	100.0%	$1,396,598	100.0%	(9)%

Segment operating profit:
Polymer Solutions	$87,491	19.9%	$117,954	24.8%	(26)%
Catalysts	92,658	19.7%	134,011	25.6%	(31)%
Fine Chemistry	76,455	20.8%	94,067	23.6%	(19)%

Total segment operating profit	256,604		346,032		(26)%

Equity in net income of unconsolidated investments:
Polymer Solutions	4,636		3,758		23%
Catalysts	15,334		17,540		(13)%
Fine Chemistry	—		—		—%
Corporate & other	—		—		—%

Total equity in net income of unconsolidated investments	19,970		21,298		(6)%

Net income attributable to noncontrolling interests:
Polymer Solutions	(3,202)		(653)		*
Catalysts	—		—		—%
Fine Chemistry	(10,716)		(7,204)		49%
Corporate & other	—		(20)		(100)%

Total net income attributable to noncontrolling interests	(13,918)		(7,877)		77%

Segment income:
Polymer Solutions	88,925	20.3%	121,059	25.5%	(27)%
Catalysts	107,992	23.0%	151,551	29.0%	(29)%
Fine Chemistry	65,739	17.9%	86,863	21.8%	(24)%

Total segment income	262,656		359,473		(27)%

Corporate & other	(29,543)		(21,483)		38%
Restructuring and other charges, net	—		(94,703)		(100)%
Interest and financing expenses	(12,839)		(17,220)		(25)%
Other expenses, net	(5,906)		(806)		*
Income tax expense	(47,642)		(60,910)		(22)%

Net income attributable to Albemarle Corporation	$166,726		$164,351		1%

*	Percentage calculation is not meaningful.

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

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Total segment operating profit	$256,604	$346,032
Add (less):
Corporate & other(a)	(29,543)	(21,463)
Restructuring and other charges, net	—	(94,703)

GAAP Operating profit	$227,061	$229,866

Total segment income	$262,656	$359,473
Add (less):
Corporate & other	(29,543)	(21,483)
Restructuring and other charges, net	—	(94,703)
Interest and financing expenses	(12,839)	(17,220)
Other expenses, net	(5,906)	(806)
Income tax expense	(47,642)	(60,910)

GAAP Net income attributable to Albemarle Corporation	$166,726	$164,351

(a)	Excludes corporate noncontrolling interest adjustments $(20) for the six-month period ended June 30, 2012.

Polymer Solutions

Polymer Solutions segment net sales for the six-month period ended June 30, 2013 were $439.1 million, down $36.1 million, or 8%, in comparison to the same period in 2012. The decrease was driven mainly by our mid-year 2012 exit of the phosphorus flame retardants business. Other unfavorable impacts from lower pricing in Flame Retardants and Additives and the weaker Japanese yen were partly offset by favorable volumes in Brominated Flame Retardants and Additives. Segment income for Polymer Solutions was down 27%, or $32.1 million, to $88.9 million for the six-month period ended June 30, 2013, compared to the same period in 2012, as a result of lower pricing mainly in Flame Retardants and Additives, higher variable input costs, higher manufacturing costs, and unfavorable currency impacts mainly due to the weaker Japanese yen. These were partly offset by favorable volume impacts in Brominated Flame Retardants and Additives.

Catalysts

Catalysts segment net sales for the six-month period ended June 30, 2013 were $469.4 million, a decrease of $53.3 million, or 10%, compared to the six-month period ended June 30, 2012. This decrease was due mainly to unfavorable pricing on lower metals surcharges in Refinery Catalyst Solutions, and lower volumes in Performance Catalyst Solutions, partly offset by favorable volumes in Refinery Catalyst Solutions. Catalysts segment income decreased 29%, or $43.6 million, to $108.0 million for the six-month period ended June 30, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to net unfavorable pricing impacts from volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions, and unfavorable manufacturing costs.

Fine Chemistry

Fine Chemistry segment net sales for the six-month period ended June 30, 2013 were $367.3 million, a decrease of $31.4 million, or 8%, versus the six-month period ended June 30, 2012. This decrease was primarily attributable to the timing of custom services projects and unfavorable volumes in the pharmaceutical and agricultural intermediate businesses, partly offset by favorable bromine portfolio volumes. Segment income for the six-month period ended June 30, 2013 was $65.7 million, down 24% from the corresponding period in 2012. The decrease was due to lower pricing mainly in Performance Chemicals, delays in product launches in our Fine Chemistry Services businesses, unfavorable volumes in our agricultural intermediates business and higher net income attributable to noncontrolling interests associated with higher profit results from our JBC joint venture. These were partly offset by favorable variable input costs.

Corporate and other

For the six-month period ended June 30, 2013, our Corporate and other expense was $29.5 million compared to $21.5 million for the corresponding period in 2012. This increase was primarily due to unfavorable nonoperating pension costs related to the correction explained in Notes 1 and 10 to the condensed consolidated financial statements, partly offset by lower employee-related costs, including performance-based incentive compensation (reflected mainly in SG&A expenses) and other spending.

Financial Condition and Liquidity

Overview

The principal uses of cash in our business generally have been capital investments, funding working capital and repayment of debt. We also make contributions to our U.S. defined benefit pension plans, pay dividends to our shareholders and repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.

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

Cash Flow

During the first six months of 2013, proceeds from borrowings, cash on hand and cash provided by operations funded payments of $582.3 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $103.2 million and dividends to shareholders of $39.0 million. Our operations provided $178.9 million of cash flows during the first six months of 2013, as compared to $184.9 million for the first six months of 2012. Overall, our cash and cash equivalents decreased by $163.0 million to $314.7 million at June 30, 2013, down from $477.7 million at December 31, 2012.

Net current assets decreased to $906.3 million at June 30, 2013 from $1.0 billion at December 31, 2012. This decrease was due primarily to decreases in cash and cash equivalents and other current assets and an increase in accounts payable, partly offset by increases in accounts receivable and inventories and a decrease in accrued expenses.

Capital expenditures for the six-month period ended June 30, 2013 of $103.2 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $150 million in 2013 for capacity increases, cost reduction and continuity of operations projects.

On February 12, 2013, we increased our quarterly dividend payout to $0.24 per share, a 20% increase from the quarterly rate of $0.20 per share paid in 2012. Additionally, on February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under its existing share repurchase program to 15 million from 3.9 million shares that remained outstanding under the program as of December 31, 2012, and we announced our expectation to repurchase approximately 10% of our outstanding shares over the following 10 to 15 months. Under the existing Board authorized share repurchase program, on May 9, 2013, the Company entered into an ASR Agreement with JPMorgan relating to a fixed-dollar, uncollared ASR Program. Pursuant to the terms of the ASR Agreement, on May 10, 2013, the Company paid $450 million to JPMorgan and received an initial delivery of 5,680,921 shares with a fair market value of approximately $360 million. This purchase was funded through a combination of available cash on hand and debt. The total number of shares to ultimately be purchased by the Company under the ASR Program will be based on the Rule 10b-18 volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a forward price adjustment amount of approximately $1.01. Based on the Rule 10b-18 volume-weighted average price calculated as of June 30, 2013, additional shares expected to be received upon final settlement would be approximately 1.4 million shares. The final settlement amount may increase or decrease depending upon the Rule 10b-18 volume-weighted average price of the Company’s common stock during the remaining term of the ASR Agreement. The ASR Program will be completed no later than the end of 2013.

At June 30, 2013 and December 31, 2012, our cash and cash equivalents included $312.7 million and $319.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three and six-month periods ended June 30, 2012, we repatriated approximately $30.3 million in cash as part of these foreign cash repatriation activities. No such repatriations occurred during the three and six-month periods ended June 30, 2013.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that in 2013 we will have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided from operations and cash on hand, with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement or our commercial paper program. The amount and timing of any additional borrowings will depend on our specific cash requirements.

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

For additional funding and liquidity purposes, we currently maintain a $750.0 million five-year, revolving, unsecured credit facility, which we refer to as the September 2011 credit agreement. The September 2011 credit agreement matures on September 22, 2016, provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement and provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of June 30, 2013. There were no borrowings outstanding under the September 2011 credit agreement as of June 30, 2013.

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

On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750 million. The proceeds from the issuance of the Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our September 2011 credit agreement is available to repay the Notes, if necessary. Aggregate borrowings outstanding under the September 2011 credit agreement and the commercial paper program will not exceed the $750 million current maximum amount available under the September 2011 credit agreement. The Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance of the Notes. The maturities of the Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the Program contain customary representations, warranties, default and indemnification provisions.

At June 30, 2013, we had $362.3 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.37% and a weighted-average maturity of 64 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the September 2011 credit agreement.

The non-current portion of our long-term debt amounted to $1.1 billion at June 30, 2013, compared to $686.6 million at December 31, 2012. The increase is mainly attributable to the issuance of the commercial paper notes noted above. In addition, at June 30, 2013, we had the ability to borrow $387.7 million under our commercial paper program and the September 2011 credit agreement, and $261.4 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2013, we were, and currently are, in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $38.4 million at June 30, 2013. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations

Total expected 2013 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $9 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $2.0 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2013.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $28.0 million at June 30, 2013 and $29.2 million at December 31, 2012. Related assets for corresponding offsetting benefits recorded in Other assets totaled $23.9 million at June 30, 2013 and $25.8 million at December 31, 2012. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2013 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.

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

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the corporate bond market remains strong, availability of bank debt is more limited than in prior years due to a variety of factors, including tighter bank regulations and more stringent bank capital requirements in the wake of the financial crisis, and heightened risk aversion amid European sovereign debt concerns. If bank debt remains relatively less prevalent, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. It is also possible that our ability to access the capital markets in future periods may be limited by market or counterparty factors at a time when we would need or desire to do so, which could have an impact on our ability to finance our businesses or react to changing economic and business conditions. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations.

At June 30, 2013, we had the ability to borrow approximately $649 million under our commercial paper program, September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.

We had cash and cash equivalents totaling $314.7 million as of June 30, 2013, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.

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

We had variable interest rate borrowings of $387.6 million outstanding at June 30, 2013, bearing a weighted average interest rate of 0.40% and representing approximately 36% of our total outstanding debt. A hypothetical 10% change (approximately 4 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by less than $0.2 million as of June 30, 2013. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.

Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $249.7 million and with a fair value representing a net liability position of $0.2 million at June 30, 2013. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2013, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $7.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $2.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2013, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2013:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(a)
April 1, 2013 to April 30, 2013	787,589	$60.13	787,589	13,198,761

May 1, 2013 to May 31, 2013(b)	6,012,806	63.27	6,012,806	7,185,955

June 1, 2013 to June 30, 2013	—	—	—	7,185,955

Total(b)	6,800,395	$62.90	6,800,395	7,185,955

(a)	Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. Since then, the Company has regularly repurchased shares under the stock repurchase plan, resulting in the Board of Directors periodically authorizing additional shares for repurchase under the plan. On February 12, 2013, our Board of Directors authorized another increase in the number of shares, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares under the plan, including those shares previously authorized, but not yet repurchased. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.
(b)	In the second quarter of 2013, we paid $450 million under an ASR Agreement and received an initial delivery of 5,680,921 shares. The Average Price Paid Per Share was calculated using the closing price of the shares on the date the ASR Agreement was signed. See Note 4, “Earnings Per Share” to the condensed consolidated financial statements included in this report.

Item 6.	Exhibits.

(a) Exhibits

3.2 Albemarle Corporation Amended and Restated Bylaws effective as of July 10, 2013 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 10, 2013, and incorporated herein by reference].

10.1 Master Confirmation—Uncollared Share Repurchase, dated as of May 9, 2013, between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and Albemarle Corporation.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101 Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and six months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date: July 19, 2013	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial and accounting officer)