Form 10-Q
period 2013-09-30
ALBEMARLE CORP
filed 2013-10-18
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12658
_________________________
ALBEMARLE CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

451 FLORIDA STREET BATON ROUGE, LOUISIANA	70801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code - (225) 388-8011
_________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 9, 2013: 81,399,291

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$648,638	$661,226	$1,924,460	$2,057,824
Cost of goods sold	436,989	443,476	1,316,582	1,339,806
Gross profit	211,649	217,750	607,878	718,018
Selling, general and administrative expenses	62,543	53,404	190,193	189,143
Research and development expenses	19,441	19,831	60,959	59,791
Restructuring and other charges, net (Note 13)	—	—	—	94,703
Operating profit	129,665	144,515	356,726	374,381
Interest and financing expenses	(9,496)	(7,914)	(22,335)	(25,134)
Other (expenses) income, net	(389)	2,370	(6,295)	1,564
Income before income taxes and equity in net income of
unconsolidated investments	119,780	138,971	328,096	350,811
Income tax expense	27,274	32,472	74,916	93,382
Income before equity in net income of unconsolidated
investments	92,506	106,499	253,180	257,429
Equity in net income of unconsolidated investments
(net of tax)	5,338	7,935	25,308	29,233
Net income	97,844	114,434	278,488	286,662
Net income attributable to noncontrolling interests	(7,332)	(4,975)	(21,250)	(12,852)
Net income attributable to Albemarle Corporation	$90,512	$109,459	$257,238	$273,810
Basic earnings per share	$1.11	$1.23	$3.04	$3.07
Diluted earnings per share	$1.11	$1.22	$3.02	$3.04
Weighted-average common shares outstanding – basic	81,385	89,327	84,711	89,246
Weighted-average common shares outstanding – diluted	81,852	89,879	85,192	89,959
Cash dividends declared per share of common stock	$0.24	$0.20	$0.72	$0.60
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$97,844	$114,434	$278,488	$286,662
Other comprehensive income (loss), net of tax:
Foreign currency translation	40,613	29,165	11,945	2,295
Pension and postretirement benefits	(201)	(168)	(605)	(502)
Other	38	29	99	95
Total other comprehensive income, net of tax	40,450	29,026	11,439	1,888
Comprehensive income	138,294	143,460	289,927	288,550
Comprehensive income attributable to non-controlling
interests	(7,669)	(4,975)	(21,658)	(13,007)
Comprehensive income attributable to Albemarle
Corporation	$130,625	$138,485	$268,269	$275,543
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$401,427	$477,696
Trade accounts receivable, less allowance for doubtful accounts (2013 – $1,537;
2012 – $1,641)	409,206	378,973
Other accounts receivable	37,507	43,844
Inventories	485,804	428,145
Other current assets	60,762	78,655
Total current assets	1,394,706	1,407,313
Property, plant and equipment, at cost	2,934,613	2,818,604
Less accumulated depreciation and amortization	1,585,637	1,522,033
Net property, plant and equipment	1,348,976	1,296,571
Investments	208,077	207,141
Other assets	149,076	154,836
Goodwill	279,668	276,966
Other intangibles, net of amortization	89,562	94,464
Total assets	$3,470,065	$3,437,291

Liabilities And Equity
Current liabilities:
Accounts payable	$192,897	$172,866
Accrued expenses	160,025	177,546
Current portion of long-term debt	19,602	12,700
Dividends payable	19,185	17,471
Income taxes payable	19,128	4,426
Total current liabilities	410,837	385,009
Long-term debt	1,060,282	686,588
Postretirement benefits	59,730	60,815
Pension benefits	192,374	195,481
Other noncurrent liabilities	100,925	114,022
Deferred income taxes	68,768	63,368
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 81,396 in 2013
and 88,899 in 2012	814	889
Additional paid-in capital	6,016	2,761
Accumulated other comprehensive income	96,295	85,264
Retained earnings	1,363,970	1,744,684
Total Albemarle Corporation shareholders’ equity	1,467,095	1,833,598
Noncontrolling interests	110,054	98,410
Total equity	1,577,149	1,932,008
Total liabilities and equity	$3,470,065	$3,437,291
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					257,238	257,238	21,250	278,488
Other comprehensive income				11,031		11,031	408	11,439
Cash dividends declared					(60,288)	(60,288)	(10,014)	(70,302)
Stock-based compensation
and other			6,324			6,324		6,324
Exercise of stock options	152,739	1	4,509			4,510		4,510
Shares repurchased	(7,814,045)	(78)	(4,556)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock
plans			3,078			3,078		3,078
Issuance of common stock, net	254,334	3	(3)			—		—
Shares withheld for withholding
taxes associated with common
stock issuances	(96,080)	(1)	(6,097)			(6,098)		(6,098)
Balance at September 30, 2013	81,396,157	$814	$6,016	$96,295	$1,363,970	$1,467,095	$110,054	$1,577,149

Balance at January 1, 2012	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Net income					273,810	273,810	12,852	286,662
Other comprehensive income				1,733		1,733	155	1,888
Cash dividends declared					(53,567)	(53,567)	(7,628)	(61,195)
Stock-based compensation
and other			10,294			10,294		10,294
Exercise of stock options	897,069	9	19,968			19,977		19,977
Shares repurchased	(680,000)	(7)	(40,463)			(40,470)		(40,470)
Tax benefit related to stock
plans			14,424			14,424		14,424
Issuance of common stock, net	341,620	4	(4)			—		—
Shares withheld for withholding
taxes associated with common
stock issuances	(140,054)	(1)	(9,123)			(9,124)		(9,124)
Balance at September 30, 2012	89,259,875	$893	$10,290	$62,062	$1,735,109	$1,808,354	$92,929	$1,901,283
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents at beginning of year	$477,696	$469,416
Cash flows from operating activities:
Net income	278,488	286,662
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	79,477	74,428
Non-cash charges associated with restructuring and other, net	—	70,587
Stock-based compensation	7,036	10,808
Excess tax benefits realized from stock-based compensation arrangements	(3,078)	(14,424)
Equity in net income of unconsolidated investments (net of tax)	(25,308)	(29,233)
Dividends received from unconsolidated investments and nonmarketable securities	18,889	23,244
Pension and postretirement expense (benefit)	4,730	(10,117)
Pension and postretirement contributions	(9,892)	(19,705)
Unrealized gain on investments in marketable securities	(1,924)	(1,412)
Deferred income taxes	7,115	14,442
Working capital changes	(39,353)	(106,492)
Other, net	1,341	7,694
Net cash provided by operating activities	317,521	306,482
Cash flows from investing activities:
Capital expenditures	(135,028)	(218,708)
Cash payments related to acquisitions and other	(250)	(2,488)
Sales of (investments in) marketable securities, net	1,214	(1,137)
Long-term advances to joint venture	—	(22,500)
Net cash used in investing activities	(134,064)	(244,833)
Cash flows from financing activities:
Repayments of long-term debt	(93,913)	(11,701)
Proceeds from borrowings of long-term debt	117,000	—
Other borrowings (repayments), net	357,379	(37,542)
Dividends paid to shareholders	(58,574)	(51,287)
Dividends paid to noncontrolling interests	(10,014)	(7,628)
Repurchases of common stock	(582,298)	(40,470)
Proceeds from exercise of stock options	4,510	19,977
Excess tax benefits realized from stock-based compensation arrangements	3,078	14,424
Withholding taxes paid on stock-based compensation award distributions	(6,098)	(9,124)
Debt financing costs	(108)	—
Net cash used in financing activities	(269,038)	(123,351)
Net effect of foreign exchange on cash and cash equivalents	9,312	(5,072)
Decrease in cash and cash equivalents	(76,269)	(66,774)
Cash and cash equivalents at end of period	$401,427	$402,642
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the nine-month periods ended September 30, 2013 and 2012. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (SEC) on February 15, 2013. The December 31, 2012 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.
Change in accounting principle regarding pension and other postretirement benefits
During 2012, we elected to change our method of accounting for actuarial gains and losses relating to our global pension and other postretirement benefit (OPEB) plans. Previously, we recognized actuarial gains and losses from our pension and OPEB plans in our consolidated balance sheets as Accumulated other comprehensive income (loss) within shareholders’ equity, with amortization of these gains and losses that exceeded ten percent of the greater of plan assets or projected benefit obligations recognized each quarter in our consolidated statements of income over the average future service period of active employees. Under the new method of accounting, referred to as mark-to-market accounting, these gains and losses will be recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, will be recorded on a quarterly basis. The gain/loss subject to amortization and expected return on assets components of our pension expense has historically been calculated using a five-year smoothing of asset gains and losses referred to as the market-related value. Under mark-to-market accounting, the market-related value of assets will equal the actual market value as of the date of measurement. While our historical policy of recognizing pension and OPEB plan expense is considered acceptable under U.S. GAAP, we believe that the new policy is preferable as it eliminates the delay in recognizing gains and losses within operating results. This change will also improve transparency within our operating results by immediately recognizing the effects of economic and interest rate trends on plan investments and assumptions in the year these gains and losses are actually incurred. This change in accounting principle has been applied retrospectively, adjusting all prior periods presented. In the second quarter of 2013, we identified that our consolidated statement of income for the nine-month period ended September 30, 2012 included a correction of $10.3 million for pension and OPEB plan actuarial gains that related to 2011. This amount was deemed to be not material with respect to our financial statements for the year ended December 31, 2012 and any prior period financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The impact of this accounting policy change on Albemarle’s consolidated financial statements for the three-month and nine-month periods ended September 30, 2012 is summarized below:

Consolidated Statements of Income

Three Months Ended September 30, 2012 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted
Net sales	$661,226	$—	$661,226
Cost of goods sold	446,469	(2,993)	443,476
Gross profit	214,757	2,993	217,750
Selling, general and administrative expenses	59,982	(6,578)	53,404
Research and development expenses	19,831	—	19,831
Restructuring and other charges, net	6,508	(6,508)	—
Operating profit	128,436	16,079	144,515
Interest and financing expenses	(7,914)	—	(7,914)
Other income, net	2,370	—	2,370
Income before income taxes and equity in net income of unconsolidated investments	122,892	16,079	138,971
Income tax expense	26,591	5,881	32,472
Income before equity in net income of unconsolidated investments	96,301	10,198	106,499
Equity in net income of unconsolidated investments (net of tax)	7,935	—	7,935
Net income	104,236	10,198	114,434
Net income attributable to noncontrolling interests	(4,975)	—	(4,975)
Net income attributable to Albemarle Corporation	$99,261	$10,198	$109,459
Basic earnings per share	$1.11	$0.12	$1.23
Diluted earnings per share	$1.10	$0.12	$1.22
Weighted-average common shares outstanding – basic	89,327	—	89,327
Weighted-average common shares outstanding – diluted	89,879	—	89,879
Cash dividends declared per share of common stock	$0.20	$—	$0.20

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Nine Months Ended September 30, 2012 (In Thousands, Except Per Share Amounts)	As Previously Reported	Effect of Accounting Change	As Adjusted
Net sales	$2,057,824	$—	$2,057,824
Cost of goods sold	1,352,495	(12,689)	1,339,806
Gross profit	705,329	12,689	718,018
Selling, general and administrative expenses	215,298	(26,155)	189,143
Research and development expenses	59,791	—	59,791
Restructuring and other charges, net	101,211	(6,508)	94,703
Operating profit	329,029	45,352	374,381
Interest and financing expenses	(25,134)	—	(25,134)
Other income, net	1,564	—	1,564
Income before income taxes and equity in net income of unconsolidated investments	305,459	45,352	350,811
Income tax expense	76,804	16,578	93,382
Income before equity in net income of unconsolidated investments	228,655	28,774	257,429
Equity in net income of unconsolidated investments (net of tax)	29,233	—	29,233
Net income	257,888	28,774	286,662
Net income attributable to noncontrolling interests	(12,852)	—	(12,852)
Net income attributable to Albemarle Corporation	$245,036	$28,774	$273,810
Basic earnings per share	$2.75	$0.32	$3.07
Diluted earnings per share	$2.72	$0.32	$3.04
Weighted-average common shares outstanding – basic	89,246	—	89,246
Weighted-average common shares outstanding – diluted	89,959	—	89,959
Cash dividends declared per share of common stock	$0.60	$—	$0.60

Consolidated Statements of Comprehensive Income

Three Months Ended September 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted
Net income	$104,236	$10,198	$114,434
Other comprehensive income (loss), net of tax:
Foreign currency translation	29,165	—	29,165
Pension and postretirement benefits	10,030	(10,198)	(168)
Other	29	—	29
Total other comprehensive income, net of tax	39,224	(10,198)	29,026
Comprehensive income	143,460	—	143,460
Comprehensive income attributable to non-controlling interests	(4,975)	—	(4,975)
Comprehensive income attributable to Albemarle Corporation	$138,485	$—	$138,485

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Nine Months Ended September 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted
Net income	$257,888	$28,774	$286,662
Other comprehensive income (loss), net of tax:
Foreign currency translation	2,295	—	2,295
Pension and postretirement benefits	28,272	(28,774)	(502)
Other	95	—	95
Total other comprehensive income, net of tax	30,662	(28,774)	1,888
Comprehensive income	288,550	—	288,550
Comprehensive income attributable to non-controlling interests	(13,007)	—	(13,007)
Comprehensive income attributable to Albemarle Corporation	$275,543	$—	$275,543

Consolidated Statements of Changes In Equity

Nine Months Ended September 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted
Accumulated other comprehensive (loss) income:
Balance at January 1, 2012	$(222,922)	$283,251	$60,329
Other comprehensive income	30,507	(28,774)	1,733
Balance at September 30, 2012	$(192,415)	$254,477	$62,062
Retained earnings:
Balance at January 1, 2012	$1,798,117	$(283,251)	$1,514,866
Net income	245,036	28,774	273,810
Cash dividends declared	(53,567)	—	(53,567)
Balance at September 30, 2012	$1,989,586	$(254,477)	$1,735,109

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 (In Thousands)	As Previously Reported	Effect of Accounting Change	As Adjusted
Cash flows from operating activities:
Net income	$257,888	$28,774	$286,662
Non-cash charges associated with restructuring and other, net	77,095	(6,508)	70,587
Pension and postretirement expense (benefit)	28,727	(38,844)	(10,117)
Deferred income taxes	(2,136)	16,578	14,442

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 2—Foreign Exchange:
Our consolidated statements of income include foreign exchange transaction (losses) gains of $(2.0) million and $(9.1) million for the three-month and nine-month periods ended September 30, 2013, respectively, and $0.9 million and $(2.5) million for the three-month and nine-month periods ended September 30, 2012, respectively.
NOTE 3—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2013 was 22.8% , compared to 23.4% and 26.6% for the three-month and nine-month periods ended September 30, 2012, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2013 and 2012 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the nine-month period ended September 30, 2012 was also impacted by $94.7 million in pre-tax charges ($73.6 million after income taxes) associated with our exit of the phosphorus flame retardants business (see Note 13).
NOTE 4—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013 and 2012 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$90,512	$109,459	$257,238	$273,810
Denominator:
Weighted-average common shares for basic earnings per share	81,385	89,327	84,711	89,246
Basic earnings per share	$1.11	$1.23	$3.04	$3.07
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$90,512	$109,459	$257,238	$273,810
Denominator:
Weighted-average common shares for basic earnings per share	81,385	89,327	84,711	89,246
Incremental shares under stock compensation plans	467	552	481	713
Total shares	81,852	89,879	85,192	89,959
Diluted earnings per share	$1.11	$1.22	$3.02	$3.04
On February 12, 2013, the Company increased the regular quarterly dividend by 20% to $0.24 per share. On July 10, 2013, the Company declared a cash dividend of $0.24 per share, which was paid on October 1, 2013 to shareholders of record at the close of business as of September 13, 2013. On October 7, 2013, the Company declared a cash dividend of $0.24 per share, which is payable on January 2, 2014 to shareholders of record at the close of business as of December 13, 2013.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The Company has determined that the ASR Agreement meets the criteria to be accounted for as a forward contract indexed to its stock and is therefore being treated as an equity instrument. Although the ASR Agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock.

The initial delivery of 5,680,921 shares reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013. The total number of shares to ultimately be purchased by the Company under the ASR Program will be based on the Rule 10b-18 volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a forward price adjustment amount of approximately $1.01.
The Company evaluated the ASR Agreement for its potential dilution of earnings per share and has determined that, based on the Rule 10b-18 volume-weighted average price calculated as of September 30, 2013, additional shares expected to be received upon final settlement (approximately 1.5 million shares) would have an anti-dilutive impact on earnings per share and therefore were not included in the Company’s diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2013. The final settlement amount may increase or decrease depending upon the Rule 10b-18 volume-weighted average price of the Company’s common stock during the remaining term of the ASR Agreement. The ASR Program will be completed no later than the end of 2013 and is expected to result in a decrease to the Company’s issued and outstanding shares upon completion.
During the nine-month period ended September 30, 2013, the Company repurchased 7,814,045 shares of its common stock pursuant to the terms of its share repurchase program and the ASR Program. As of September 30, 2013, there were 7,185,955 remaining shares available for repurchase under the Company’s authorized share repurchase program.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Finished goods	$382,298	$325,762
Raw materials	57,086	57,245
Stores, supplies and other	46,420	45,138
Total inventories	$485,804	$428,145
NOTE 6—Investments:
The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $5.5 million and $6.6 million at September 30, 2013 and December 31, 2012, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.
Additionally, during the nine-month period ended September 30, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, SOCC, pursuant to a long-term loan arrangement.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 7—Long-Term Debt:
Long-term debt at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
5.10% Senior notes, net of unamortized discount of $45 at September 30, 2013 and $70 at December 31, 2012	$324,955	$324,930
4.50% Senior notes, net of unamortized discount of $2,264 at September 30, 2013 and $2,500 at December 31, 2012	347,736	347,500
Commercial paper notes	363,000	—
Fixed-rate foreign borrowings	10,728	19,458
Variable-rate foreign bank loans	33,168	7,006
Miscellaneous	297	394
Total long-term debt	1,079,884	699,288
Less amounts due within one year	19,602	12,700
Long-term debt, less current portion	$1,060,282	$686,588
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
At September 30, 2013, we had $363.0 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.32% and a weighted-average maturity of 41 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the September 2011 credit agreement.
NOTE 8—Commitments and Contingencies:
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2013, as follows (in thousands):

Beginning balance at December 31, 2012	$20,322
Expenditures	(2,248)
Changes in estimates recorded to earnings and other	(902)
Foreign currency translation	(147)
Ending balance at September 30, 2013	17,025
Less amounts reported in Accrued expenses	7,984
Amounts reported in Other noncurrent liabilities	$9,041
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $17 million before income taxes.
Approximately $7.3 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $6.0 million.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net sales:
Polymer Solutions	$224,320	$216,992	$663,410	$692,139
Catalysts	226,042	251,201	695,433	773,867
Fine Chemistry	198,276	193,033	565,617	591,818
Total net sales	$648,638	$661,226	$1,924,460	$2,057,824
Segment operating profit:
Polymer Solutions	$40,678	$44,694	$128,169	$162,648
Catalysts	53,878	55,093	146,536	189,104
Fine Chemistry	43,894	48,336	120,349	142,403
Total segment operating profit	138,450	148,123	395,054	494,155
Equity in net income of unconsolidated investments:
Polymer Solutions	1,735	1,199	6,371	4,957
Catalysts	3,603	6,736	18,937	24,276
Fine Chemistry	—	—	—	—
Corporate & other	—	—	—	—
Total equity in net income of unconsolidated
investments	5,338	7,935	25,308	29,233
Net income attributable to noncontrolling interests:
Polymer Solutions	(916)	(602)	(4,118)	(1,255)
Catalysts	—	—	—	—
Fine Chemistry	(6,416)	(4,373)	(17,132)	(11,577)
Corporate & other	—	—	—	(20)
Total net income attributable to noncontrolling
interests	(7,332)	(4,975)	(21,250)	(12,852)
Segment income:
Polymer Solutions	41,497	45,291	130,422	166,350
Catalysts	57,481	61,829	165,473	213,380
Fine Chemistry	37,478	43,963	103,217	130,826
Total segment income	136,456	151,083	399,112	510,556
Corporate & other	(8,785)	(3,608)	(38,328)	(25,091)
Restructuring and other charges, net(1)	—	—	—	(94,703)
Interest and financing expenses	(9,496)	(7,914)	(22,335)	(25,134)
Other (expenses) income, net	(389)	2,370	(6,295)	1,564
Income tax expense	(27,274)	(32,472)	(74,916)	(93,382)
Net income attributable to Albemarle Corporation	$90,512	$109,459	$257,238	$273,810

(1)	See Note 13, “Restructuring and Other.”

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Effective January 1, 2014, the Company's assets and businesses will be realigned under two operating segments. The Performance Chemicals segment will include Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, and the Catalyst Solutions segment will include Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants.

NOTE 10—Pension Plans and Other Postretirement Benefits:
The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net Periodic Pension Benefit Cost (Credit):
Service cost	$3,488	$3,174	$10,462	$9,391
Interest cost	7,470	8,076	22,403	24,269
Expected return on assets	(9,848)	(11,634)	(29,541)	(34,913)
Actuarial gain(a)	—	—	—	(5,840)
Amortization of prior service benefit	(173)	(245)	(517)	(731)
Total net periodic pension benefit cost (credit)	$937	$(629)	$2,807	$(7,824)

Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$78	$69	$232	$206
Interest cost	691	793	2,073	2,379
Expected return on assets	(104)	(122)	(310)	(366)
Actuarial gain(a)	—	—	—	(4,439)
Amortization of prior service benefit	(24)	(25)	(72)	(73)
Total net periodic postretirement benefit cost (credit)	$641	$715	$1,923	$(2,293)
Total net periodic pension and postretirement benefit
cost (credit)	$1,578	$86	$4,730	$(10,117)

(a)
In the second quarter of 2013, we identified that our consolidated statement of income for the nine-month period ended September 30, 2012 included a correction of $10.3 million for pension and OPEB plan actuarial gains that related to 2011. This amount was deemed to be not material with respect to our financial statements for the year ended December 31, 2012 and any prior period financial statements.

During the three-month and nine-month periods ended September 30, 2013, we made contributions of $4.8 million and $6.8 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2012, we made contributions of $0.3 million and $3.0 million, respectively, to our qualified and nonqualified pension plans, and we also made a contribution of $14.1 million to our SERP in connection with the retirement of our former CEO and executive chairman.
We paid $0.9 million and $3.1 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2013, respectively. Also, we paid $0.7 million and $2.6 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2012, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
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

	September 30, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,079,884	$1,111,458	$699,288	$764,784
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2013 and December 31, 2012, we had outstanding foreign currency forward contracts with notional values totaling $255.9 million and $274.0 million, respectively. At September 30, 2013, $0.1 million was included in Other accounts receivable and $0.1 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2012, $0.3 million was included in Other accounts receivable and $0.8 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; further, fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. For the three-month and nine-month periods ended September 30, 2013, we recognized gains (losses) of $0.4 million and $(1.8) million, respectively, in Other (expenses) income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and nine-month periods ended September 30, 2012, we recognized gains (losses) of $3.0 million and $(1.1) million, respectively, in Other (expenses) income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are intended to offset changes in the value of the underlying exposures being hedged which are also reported in Other (expenses) income, net. Also, for the nine-month periods ended September 30, 2013 and 2012, we recorded $1.8 million and $1.1 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(2.2) million and $(1.6) million, respectively, in Other, net in our condensed consolidated statements of cash flows.
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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the nine-month period ended September 30, 2013. The following tables

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)

Assets:
Investments under executive deferred compensation plan(a)	$20,976	$20,976	$—
Equity securities(b)	$23	$23	$—
Foreign currency forward contracts(c)	$56	$—	$56

Liabilities:
Obligations under executive deferred compensation plan(a)	$20,976	$20,976	$—
Foreign currency forward contracts(c)	$130	$—	$130

	December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)

Assets:
Investments under executive deferred compensation plan(a)	$20,265	$20,265	$—
Equity securities(b)	$25	$25	$—
Foreign currency forward contracts(c)	$262	$—	$262

Liabilities:
Obligations under executive deferred compensation plan(a)	$20,265	$20,265	$—
Foreign currency forward contracts(c)	$771	$—	$771

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

(c)
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 13—Restructuring and Other
We had the following activity in our recorded workforce reduction liabilities for the nine months ended September 30, 2013 (in thousands):

Beginning balance at December 31, 2012	$15,898
Workforce reduction charges	—
Payments	(6,214)
Amount reversed to income	(991)
Foreign currency translation	(138)
Ending balance at September 30, 2013	8,555
Less amounts reported in Accrued expenses	8,084
Amounts reported in Other noncurrent liabilities	$471
The nine-month period ended September 30, 2012 included net charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. The charges were comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million. Payments under this restructuring plan are expected to occur through 2014.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 14—Accumulated Other Comprehensive Income:
The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the three and nine months ended September 30, 2013 (in thousands):

	Foreign Currency Translation	Pension and Post- Retirement Benefits(a)	Other	Total
Three months ended September 30, 2013
Balance at June 30, 2013	$56,378	$585	$(781)	$56,182
Other comprehensive income before reclassifications	40,613	—	4	40,617
Amounts reclassified from accumulated other
comprehensive income	—	(201)	34	(167)
Other comprehensive income (loss), net of tax	40,613	(201)	38	40,450
Other comprehensive income attributable to
noncontrolling interests	(337)	—	—	(337)
Balance at September 30, 2013	$96,654	$384	$(743)	$96,295

Nine months ended September 30, 2013
Balance at December 31, 2012	$85,117	$989	$(842)	$85,264
Other comprehensive income (loss) before reclassifications	11,945	—	(1)	11,944
Amounts reclassified from accumulated other
comprehensive income	—	(605)	100	(505)
Other comprehensive income (loss), net of tax	11,945	(605)	99	11,439
Other comprehensive income attributable to
noncontrolling interests	(408)	—	—	(408)
Balance at September 30, 2013	$96,654	$384	$(743)	$96,295

(a)	Amounts reclassified from accumulated other comprehensive income consist of amortization of prior service benefit. See Note 10, “Pension Plans and Other Postretirement Benefits.”
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012 is provided in the following (in thousands):

	Three Months Ended September 30,
	2013			2012
	Foreign Currency Translation	Pension and Post- retirement Benefits	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$40,436	$(197)	$58	$29,445	$(268)	$49
Income tax benefit (expense)	177	(4)	(20)	(280)	100	(20)
Other comprehensive income (loss), net of tax	$40,613	$(201)	$38	$29,165	$(168)	$29

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2013			2012
	Foreign Currency Translation	Pension and Post- retirement Benefits	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$10,654	$(589)	$159	$743	$(798)	$155
Income tax benefit (expense)	1,291	(16)	(60)	1,552	296	(60)
Other comprehensive income (loss), net of tax	$11,945	$(605)	$99	$2,295	$(502)	$95

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
In February 2013, the FASB issued accounting guidance that requires companies to present either in a single note or on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies instead cross reference to the related footnote for additional information. These amendments became effective for us beginning with the first quarter of 2013 and did not have a material impact on our consolidated financial statements.
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
In July 2013, the FASB issued accounting guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These new requirements become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect this new guidance to have a material effect on our consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 16—Subsequent Events:

Restructuring
In connection with the announced realignment of our operating segments, in October 2013, we initiated a voluntary separation program available to salaried employees in the U.S. At this time, we cannot reasonably estimate the total restructuring charge that will be incurred in the fourth quarter of 2013, as not all of our restructuring initiatives have been finalized, but as of this filing we expect the charge to be no more than $20 million.

Acquisition

On October 1, 2013, we acquired Cambridge Chemical Company, Ltd. for approximately $3.6 million.

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
Third Quarter 2013
During the third quarter of 2013:

•	We achieved quarterly earnings of $1.11 per share (on a diluted basis), a decrease of 9% from third quarter 2012 results.

•	Our net sales for the quarter were $648.6 million, down 2% from net sales of $661.2 million in the third quarter of 2012.

•	Our board of directors declared a quarterly dividend of $0.24 per share on July 10, 2013, which was paid on October 1, 2013 to shareholders of record at the close of business as of September 13, 2013.

•
We announced the successful start-up of a new catalyst manufacturing plant at our facility in Yeosu, South Korea. The plant will produce commercial quantities of single site metallocene catalysts, including grades enhanced by our proprietary ActivCat® activation technology, as well as catalyst components such as methylaluminoxane.

•
We announced that we will realign our operating segments, effective January 1, 2014. The Performance Chemicals segment will include Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment will include Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants. Each segment will have a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel that will have full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new structure will also facilitate the continued standardization of business processes across the organization as part of our ongoing One Albemarle strategy.

•
We expanded our presence in the electronic materials market with the acquisition of Cambridge Chemical Company, Ltd., effective October 1, 2013. Based in Cambridge, UK, Cambridge Chemical is a key technology player for producing high purity metal organic chemicals used in the laser market. Cambridge Chemical’s technology and products will further strengthen Albemarle’s offerings in the electronic market including LED, semiconductor, OLED and now Laser. Albemarle will also benefit from a number of R&D and distribution synergies resulting from the acquisition.

Outlook
As we expected, current dynamics in both the global economy and in select businesses have resulted in continued headwinds during the first nine months of 2013, and could potentially continue to impact our results, although we have seen a slight upturn in our overall business results in the second half of 2013. We believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that when the end markets we serve begin to stabilize and resume growth, our businesses will respond quickly to the improved market conditions and new business opportunities. Further, we believe the recently announced reorganization into Performance Chemicals and Catalysts Solutions will enhance our ability to generate sustainable growth in our bromine and catalyst businesses.
Polymer Solutions: Sales volumes in many of our core products were favorable in the first nine months of 2013 compared to the prior year, more than offset by lower prices in our Flame Retardants, Additives and Curatives businesses. Overall, year-over-year segment revenue was down, driven mainly by our exit of the phosphorus flame retardants business in the second quarter of 2012. We closely monitor customer order patterns and other key indicators in our business, some of which show trends that indicate the current pace of business, which is still below our historical norms, could continue. These trends, should they continue, could have adverse impacts on our net sales and profitability, including impacts from operating our production assets below optimum levels.
Despite these current trends and concerns, we believe that the combination of solid, long-term business fundamentals with our competitive position, product innovations and effective management of raw material inflation will enable our business to manage through periods of end market challenges and to capitalize on opportunities that will come with a sustained economic recovery.
On a long-term basis, we continue to believe that improving global standards of living and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Further, we continue to focus on globalization in this segment, with our antioxidants facilities and planned mineral flame retardants joint venture in China positioning us well for growth in the Asia region. We remain well-positioned to meet future demand as global economic growth and global bromine supply/demand dynamics improve.
Catalysts: Lower metals surcharges in Refinery Catalyst Solutions, and lower sales volumes and pricing in Performance Catalyst Solutions, have resulted in overall lower year-over-year net sales for our Catalysts segment during the first nine months of 2013. On a longer term basis, we believe increased global demand for transportation fuels and implementation of more stringent fuel quality requirements will drive growth in our Refinery Catalyst Solutions business. In addition, we expect growth in our Performance Catalysts Solutions division to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East. With the recent acquisition of Cambridge Chemicals, we enhanced our strategic positioning in the rapidly growing LED market, which is driven by global demand for greater energy efficiencies in lighting and related applications.
New market penetration and introduction of innovative cost-effective products for the refining and polyolefins industries continue to provide benefits. We believe our focus on advanced product development in Catalysts positions us well for commercial success, and we have introduced new value-added refining solutions and technologies that enable refiners to increase yields, a critical advantage for refiners, as well as offering advanced polyolefin catalyst technologies to lower cost-in-use and increase flexibility for our customers. Our marketing and research groups are tightly aligned, enabling us to continue to bring innovative technologies to the market.
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
Fine Chemistry: In our Fine Chemistry segment, during the first nine months of 2013 we saw favorable year-over-year sales volumes in our bromine portfolio, partly offsetting lower pricing in some regions. Fine Chemistry Services continues to benefit from the rapid pace of innovation and the introduction of new products, coupled with the movement by companies to outsource certain research, product development and manufacturing functions. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment – maximizing our bromine franchise value in the Performance Chemicals sector and continued growth of our Fine Chemistry Services business.
On a longer term basis, we are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the gap between global supply and demand will continue to tighten as demand for existing and new uses of bromine expands.
Our Fine Chemistry Services businesses continue to deliver strong net sales and profitability, and opportunities are expanding in the renewables, life sciences and electronic materials markets. Our pharmaceutical and crop protection businesses continue to deliver solid results. We expect product development opportunities to continue, especially in the pharmaceutical and electronic materials space where our product pipeline is growing.
Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, renewable and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.

Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2013 to be approximately 22.8%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
In the first quarter of 2013, we increased our quarterly dividend payout to $0.24 per share. During the nine months ended September 30, 2013, we repurchased approximately 7.8 million shares of our common stock with a fair market value of $492.3 million under our existing share repurchase program and the ASR Program, and we may periodically repurchase shares in the future on an opportunistic basis.
In connection with the announced realignment of our operating segments, in October 2013, we initiated a voluntary separation program available to salaried employees in the U.S. At this time, we cannot reasonably estimate the total restructuring charge that will be incurred in the fourth quarter of 2013, as not all of our restructuring initiatives have been finalized, but as of this filing we expect the charge to be no more than $20 million.

We expect that our fourth quarter 2013 mark-to-market adjustment related to our defined benefit pension and OPEB plans will likely be material. Based on market conditions and interest rate levels as of September 30, 2013, the mark-to-market adjustment would result in an actuarial gain of approximately $100 million.
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
Third Quarter 2013 Compared to Third Quarter 2012
Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
	(In thousands, except percentages and per share amounts)
NET SALES	$648,638	$661,226	(2)%
Cost of goods sold	436,989	443,476	(1)%
GROSS PROFIT	211,649	217,750	(3)%
GROSS PROFIT MARGIN	32.6%	32.9%
Selling, general and administrative expenses	62,543	53,404	17%
Research and development expenses	19,441	19,831	(2)%
OPERATING PROFIT	129,665	144,515	(10)%
OPERATING PROFIT MARGIN	20.0%	21.9%
Interest and financing expenses	(9,496)	(7,914)	20%
Other (expenses) income, net	(389)	2,370	(116)%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	119,780	138,971	(14)%
Income tax expense	27,274	32,472	(16)%
Effective tax rate	22.8%	23.4%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	92,506	106,499	(13)%
Equity in net income of unconsolidated investments (net of tax)	5,338	7,935	(33)%
NET INCOME	97,844	114,434	(14)%
Net income attributable to noncontrolling interests	(7,332)	(4,975)	47%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$90,512	$109,459	(17)%
PERCENTAGE OF NET SALES	14.0%	16.6%
Basic earnings per share	$1.11	$1.23	(10)%
Diluted earnings per share	$1.11	$1.22	(9)%

Net Sales
For the three-month period ended September 30, 2013, we recorded net sales of $648.6 million, a decrease of 2% compared to net sales of $661.2 million for the three-month period ended September 30, 2012. This decrease was due primarily to unfavorable pricing impacts of 4% (mainly lower pass through metals surcharges in Refinery Catalyst Solutions and lower flame retardant pricing), partly offset by favorable volume impacts of 2% (mainly in Flame Retardants).
Gross Profit
For the three-month period ended September 30, 2013, our gross profit decreased $6.1 million, or 3%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts and higher manufacturing costs, partly offset by favorable volume impacts, primarily in Flame Retardants and FCC Catalysts. Overall, these factors contributed to a lower gross profit margin for the three-month period ended September 30, 2013 of 32.6%, down from 32.9% for the corresponding period in 2012.

Selling, General and Administrative Expenses
For the three-month period ended September 30, 2013, our selling, general and administrative (SG&A) expenses increased $9.1 million, or 17%, from the three-month period ended September 30, 2012. This increase was primarily due to higher personnel-related costs and outside services costs. As a percentage of net sales, SG&A expenses were 9.6% for the three-month period ended September 30, 2013, compared to 8.1% for the corresponding period in 2012.
Research and Development Expenses
For the three-month period ended September 30, 2013, our research and development (R&D) expenses decreased $0.4 million, or 2%, from the three-month period ended September 30, 2012, as a result of lower spending. As a percentage of net sales, R&D expenses were 3.0% for the three-month periods ended September 30, 2013 and 2012.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended September 30, 2013 increased $1.6 million to $9.5 million from the corresponding 2012 period, due mainly to decreases in interest capitalized on lower average construction work in progress balances in the 2013 period.
Other (Expenses) Income, Net
Other (expenses) income, net for the three-month period ended September 30, 2013 was $(0.4) million versus $2.4 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts compared to the corresponding period in 2012.
Income Tax Expense
The effective income tax rate for the third quarter of 2013 was 22.8% compared to 23.4% for the third quarter of 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $5.3 million for the three-month period ended September 30, 2013 compared to $7.9 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures Nippon Ketjen Company Limited, Eurecat, and Fábrica Carioca de Catalisadores SA.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended September 30, 2013, net income attributable to noncontrolling interests was $7.3 million compared to $5.0 million in the same period last year. This increase of $2.3 million was due primarily to the 2013 change in profit sharing allocations between the shareholders of our Jordan Bromine Company joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $90.5 million in the three-month period ended September 30, 2013, from $109.5 million in the three-month period ended September 30, 2012 primarily due to unfavorable pricing in Flame Retardants and Catalysts on lower pass through metals surcharges, higher manufacturing costs, lower equity in net income of unconsolidated investments, and higher net income attributable to noncontrolling interests, partly offset by favorable volumes, primarily in Flame Retardants.

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

	Three Months Ended September 30,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$224,320	34.6%	$216,992	32.8%	3%
Catalysts	226,042	34.8%	251,201	38.0%	(10)%
Fine Chemistry	198,276	30.6%	193,033	29.2%	3%
Total net sales	$648,638	100.0%	$661,226	100.0%	(2)%
Segment operating profit:
Polymer Solutions	$40,678	18.1%	$44,694	20.6%	(9)%
Catalysts	53,878	23.8%	55,093	21.9%	(2)%
Fine Chemistry	43,894	22.1%	48,336	25.0%	(9)%
Total segment operating profit	138,450		148,123		(7)%
Equity in net income of unconsolidated investments:
Polymer Solutions	1,735		1,199		45%
Catalysts	3,603		6,736		(47)%
Fine Chemistry	—		—		—%
Corporate & other	—		—		—%
Total equity in net income of unconsolidated investments	5,338		7,935		(33)%
Net income attributable to noncontrolling interests:
Polymer Solutions	(916)		(602)		52%
Catalysts	—		—		—%
Fine Chemistry	(6,416)		(4,373)		47%
Corporate & other	—		—		—%
Total net income attributable to noncontrolling interests	(7,332)		(4,975)		47%
Segment income:
Polymer Solutions	41,497	18.5%	45,291	20.9%	(8)%
Catalysts	57,481	25.4%	61,829	24.6%	(7)%
Fine Chemistry	37,478	18.9%	43,963	22.8%	(15)%
Total segment income	136,456		151,083		(10)%
Corporate & other	(8,785)		(3,608)		143%
Interest and financing expenses	(9,496)		(7,914)		20%
Other (expenses) income, net	(389)		2,370		(116)%
Income tax expense	(27,274)		(32,472)		(16)%
Net income attributable to Albemarle Corporation	$90,512		$109,459		(17)%

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

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Total segment operating profit	$138,450	$148,123
Add (less):
Corporate & other	(8,785)	(3,608)
GAAP Operating profit	$129,665	$144,515

Total segment income	$136,456	$151,083
Add (less):
Corporate & other	(8,785)	(3,608)
Interest and financing expenses	(9,496)	(7,914)
Other (expenses) income, net	(389)	2,370
Income tax expense	(27,274)	(32,472)
GAAP Net income attributable to Albemarle Corporation	$90,512	$109,459

Polymer Solutions
Polymer Solutions segment net sales for the three-month period ended September 30, 2013 were $224.3 million, up $7.3 million, or 3%, in comparison to the same period in 2012. The increase was driven mainly by favorable volumes (net of the unfavorable impact of our exit of the phosphorus flame retardants business), partly offset by lower pricing in Flame Retardants. Segment income for Polymer Solutions was down 8%, or $3.8 million, to $41.5 million for the three-month period ended September 30, 2013, compared to the same period in 2012, as a result of lower pricing mainly in Flame Retardants and higher manufacturing costs, partly offset by favorable volumes, mainly in Flame Retardants and Additives.
Catalysts
Catalysts segment net sales for the three-month period ended September 30, 2013 were $226.0 million, a decrease of $25.2 million, or 10%, compared to the three-month period ended September 30, 2012. This decrease was due mainly to unfavorable pricing on lower pass through metals surcharges and lower volumes in Refinery Catalyst Solutions, and unfavorable pricing and volumes in Performance Catalyst Solutions. Catalysts segment income decreased 7%, or $4.3 million, to $57.5 million for the three-month period ended September 30, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to higher manufacturing costs, unfavorable pricing in Performance Catalysts Solutions and lower equity in net income of unconsolidated investments.
Fine Chemistry
Fine Chemistry segment net sales for the three-month period ended September 30, 2013 were $198.3 million, an increase of $5.2 million, or 3%, versus the three-month period ended September 30, 2012. This increase was primarily attributable to favorable volumes in our Fine Chemistry Services businesses. Segment income for the three-month period ended September 30, 2013 was $37.5 million, down 15% from the corresponding period in 2012. The decrease was due to higher manufacturing costs and higher net income attributable to noncontrolling interests associated with a change in profit sharing allocations at our Jordan Bromine Company joint venture. These were partly offset by favorable volumes in our Fine Chemistry Services businesses.

Corporate and other
For the three-month period ended September 30, 2013, our Corporate and other expense was $8.8 million compared to $3.6 million for the corresponding period in 2012. This increase was primarily due to unfavorable personnel costs.
Nine Months 2013 Compared to Nine Months 2012
Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012
	(In thousands, except percentages and per share amounts)
NET SALES	$1,924,460	$2,057,824	(6)%
Cost of goods sold	1,316,582	1,339,806	(2)%
GROSS PROFIT	607,878	718,018	(15)%
GROSS PROFIT MARGIN	31.6%	34.9%
Selling, general and administrative expenses	190,193	189,143	1%
Research and development expenses	60,959	59,791	2%
Restructuring and other charges, net	—	94,703	(100)%
OPERATING PROFIT	356,726	374,381	(5)%
OPERATING PROFIT MARGIN	18.5%	18.2%
Interest and financing expenses	(22,335)	(25,134)	(11)%
Other (expenses) income, net	(6,295)	1,564	*
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	328,096	350,811	(6)%
Income tax expense	74,916	93,382	(20)%
Effective tax rate	22.8%	26.6%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	253,180	257,429	(2)%
Equity in net income of unconsolidated investments (net of tax)	25,308	29,233	(13)%
NET INCOME	278,488	286,662	(3)%
Net income attributable to noncontrolling interests	(21,250)	(12,852)	65%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$257,238	$273,810	(6)%
PERCENTAGE OF NET SALES	13.4%	13.3%
Basic earnings per share	$3.04	$3.07	(1)%
Diluted earnings per share	$3.02	$3.04	(1)%

*	Percentage calculation is not meaningful.
Net Sales
For the nine-month period ended September 30, 2013, we recorded net sales of $1.92 billion, a decrease of 6% compared to net sales of $2.06 billion for the nine-month period ended September 30, 2012. This decrease was due primarily to unfavorable pricing impacts of 7% (mainly lower metals surcharges in Refinery Catalyst Solutions, lower regional pricing on bromine, and lower flame retardant pricing), lower volume impacts due to our exit of the phosphorus flame retardants business in the second quarter of 2012 and custom service project volumes, and unfavorable foreign currency impacts (mainly the weaker Japanese yen), partly offset by favorable volumes, primarily in Flame Retardants, our bromine portfolio, and Additives.
Gross Profit
For the nine-month period ended September 30, 2013, our gross profit decreased $110.1 million, or 15%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. These were partly offset by favorable impacts from lower variable input costs and favorable overall volumes. Overall, these factors contributed to a lower gross profit margin for the nine-month period ended September 30, 2013 of 31.6%, down from 34.9% for the corresponding period in 2012.

Selling, General and Administrative Expenses
For the nine-month period ended September 30, 2013, our SG&A expenses increased $1.1 million, or 1%, from the nine-month period ended September 30, 2012. This increase was primarily due to unfavorable nonoperating pension and OPEB costs related to the correction explained in Notes 1 and 10 to the condensed consolidated financial statements, partly offset by lower sales commissions, personnel costs, and other spending. As a percentage of net sales, SG&A expenses were 9.9% for the nine-month period ended September 30, 2013, compared to 9.2% for the corresponding period in 2012.
Research and Development Expenses
For the nine-month period ended September 30, 2013, our R&D expenses increased $1.2 million, or 2%, from the nine-month period ended September 30, 2012, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.2% for the nine-month period ended September 30, 2013, compared to 2.9% for the corresponding period in 2012.
Restructuring and Other Charges
The nine-month period ended September 30, 2012 included charges amounting to $94.7 million ($73.6 million after income taxes) in connection with our exit of the phosphorus flame retardants business. The charges were comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for cash costs associated with related severance programs of approximately $13 million, estimated site remediation costs of approximately $9 million and other estimated exit costs of approximately $4 million.
Interest and Financing Expenses
Interest and financing expenses for the nine-month period ended September 30, 2013 decreased $2.8 million to $22.3 million from the corresponding 2012 period due mainly to lower interest rates on variable-rate borrowings and higher capitalized interest in the 2013 period.
Other (Expenses) Income, Net
Other (expenses) income, net for the nine-month period ended September 30, 2013 was $(6.3) million versus $1.6 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts compared to the corresponding period in 2012.
Income Tax Expense
The effective income tax rate for the first nine months of 2013 was 22.8% compared to 26.6% for the first nine months of 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by $94.7 million of pre-tax net charges ($73.6 million after taxes) associated with our exit of the phosphorus flame retardants business.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $25.3 million for the nine-month period ended September 30, 2013 compared to $29.2 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalysts segment joint ventures Fábrica Carioca de Catalisadores SA, Nippon Ketjen and Nippon Aluminum Alkyls, partly offset by higher equity income amounts reported from our Polymer Solutions joint venture Magnifin.
Net Income Attributable to Noncontrolling Interests
For the nine-month period ended September 30, 2013, net income attributable to noncontrolling interests was $21.3 million compared to $12.9 million in the same period last year. This increase of $8.4 million was due primarily to a contractually based reduction in our share of profits in our joint venture in Jordan.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $257.2 million in the nine-month period ended September 30, 2013, from $273.8 million in the nine-month period ended September 30, 2012 primarily due to lower pricing, including impacts from both volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions (particularly rare earths) and in certain products in our bromine portfolio and Flame Retardants, unfavorable manufacturing costs, lower equity in net income of unconsolidated investments and unfavorable foreign currency impacts. These impacts were partly offset by higher sales volumes, favorable restructuring and other charges and favorable overall variable input costs.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$663,410	34.5%	$692,139	33.6%	(4)%
Catalysts	695,433	36.1%	773,867	37.6%	(10)%
Fine Chemistry	565,617	29.4%	591,818	28.8%	(4)%
Total net sales	$1,924,460	100.0%	$2,057,824	100.0%	(6)%
Segment operating profit:
Polymer Solutions	$128,169	19.3%	$162,648	23.5%	(21)%
Catalysts	146,536	21.1%	189,104	24.4%	(23)%
Fine Chemistry	120,349	21.3%	142,403	24.1%	(15)%
Total segment operating profit	395,054		494,155		(20)%
Equity in net income of unconsolidated investments:
Polymer Solutions	6,371		4,957		29%
Catalysts	18,937		24,276		(22)%
Fine Chemistry	—		—		—%
Corporate & other	—		—		—%
Total equity in net income of unconsolidated investments	25,308		29,233		(13)%
Net income attributable to noncontrolling interests:
Polymer Solutions	(4,118)		(1,255)		228%
Catalysts	—		—		—%
Fine Chemistry	(17,132)		(11,577)		48%
Corporate & other	—		(20)		(100)%
Total net income attributable to noncontrolling interests	(21,250)		(12,852)		65%
Segment income:
Polymer Solutions	130,422	19.7%	166,350	24.0%	(22)%
Catalysts	165,473	23.8%	213,380	27.6%	(22)%
Fine Chemistry	103,217	18.2%	130,826	22.1%	(21)%
Total segment income	399,112		510,556		(22)%
Corporate & other	(38,328)		(25,091)		53%
Restructuring and other charges, net	—		(94,703)		(100)%
Interest and financing expenses	(22,335)		(25,134)		(11)%
Other (expenses) income, net	(6,295)		1,564		*
Income tax expense	(74,916)		(93,382)		(20)%
Net income attributable to Albemarle Corporation	$257,238		$273,810		(6)%

*	Percentage calculation is not meaningful.
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

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Total segment operating profit	$395,054	$494,155
Add (less):
Corporate & other(a)	(38,328)	(25,071)
Restructuring and other charges, net	—	(94,703)
GAAP Operating profit	$356,726	$374,381

Total segment income	$399,112	$510,556
Add (less):
Corporate & other	(38,328)	(25,091)
Restructuring and other charges, net	—	(94,703)
Interest and financing expenses	(22,335)	(25,134)
Other (expenses) income, net	(6,295)	1,564
Income tax expense	(74,916)	(93,382)
GAAP Net income attributable to Albemarle Corporation	$257,238	$273,810

(a)	Excludes corporate noncontrolling interest adjustments of $(20) for the nine-month period ended September 30, 2012.

Polymer Solutions
Polymer Solutions segment net sales for the nine-month period ended September 30, 2013 were $663.4 million, down $28.7 million, or 4%, in comparison to the same period in 2012. The decrease was driven mainly by our mid-year 2012 exit of the phosphorus flame retardants business. Other unfavorable impacts from lower pricing in Flame Retardants and Additives and the weaker Japanese yen were offset by favorable volumes across all products. Segment income for Polymer Solutions was down 22%, or $35.9 million, to $130.4 million for the nine-month period ended September 30, 2013, compared to the same period in 2012, as a result of lower pricing mainly in Flame Retardants and Additives, higher variable input costs, higher manufacturing costs, and unfavorable currency impacts mainly due to the weaker Japanese yen. These were partly offset by favorable volume impacts in Brominated Flame Retardants and Additives.
Catalysts
Catalysts segment net sales for the nine-month period ended September 30, 2013 were $695.4 million, a decrease of $78.4 million, or 10%, compared to the nine-month period ended September 30, 2012. This decrease was due mainly to unfavorable pricing on lower metals surcharges in Refinery Catalyst Solutions, and lower pricing and volumes in Performance Catalyst Solutions, partly offset by favorable volumes in Refinery Catalyst Solutions. Catalysts segment income decreased 22%, or $47.9 million, to $165.5 million for the nine-month period ended September 30, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to net unfavorable pricing impacts from volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions, unfavorable manufacturing costs, and lower equity in net income of unconsolidated investments.
Fine Chemistry
Fine Chemistry segment net sales for the nine-month period ended September 30, 2013 were $565.6 million, a decrease of $26.2 million, or 4%, versus the nine-month period ended September 30, 2012. This decrease was primarily attributable to the timing of custom services projects, lower pricing in Performance Chemicals and unfavorable volumes in the pharmaceutical businesses, partly offset by favorable bromine portfolio volumes. Segment income for the nine-month period ended September 30, 2013 was $103.2 million, down 21% from the corresponding period in 2012. The decrease was due to lower pricing mainly in Performance Chemicals, delays in product launches in our Fine Chemistry Services businesses, unfavorable volumes in our agricultural intermediates business, higher manufacturing costs and higher net income attributable to noncontrolling interests associated with a contractual reduction in our share of profits at our Jordan joint venture. These were partly offset by favorable variable input costs.

Corporate and other
For the nine-month period ended September 30, 2013, our Corporate and other expense was $38.3 million compared to $25.1 million for the corresponding period in 2012. This increase was primarily due to unfavorable nonoperating pension costs related to the correction explained in Notes 1 and 10 to the condensed consolidated financial statements.
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
Cash Flow
During the first nine months of 2013, proceeds from borrowings net of repayments, cash on hand and cash provided by operations funded payments of $582.3 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $135.0 million, dividends to shareholders of $58.6 million and pension and postretirement contributions of $9.9 million. Additionally, during the third quarter of 2013 our consolidated joint venture, Jordan Bromine Company Limited, paid a dividend of approximately $38 million, which resulted in a dividend to noncontrolling interests of $10.0 million. Our operations provided $317.5 million of cash flows during the first nine months of 2013, as compared to $306.5 million for the first nine months of 2012. Overall, our cash and cash equivalents decreased by $76.3 million to $401.4 million at September 30, 2013, down from $477.7 million at December 31, 2012.
Net current assets decreased to $983.9 million at September 30, 2013 from $1.0 billion at December 31, 2012. This decrease was due primarily to decreases in cash and cash equivalents and other current assets and increases in accounts payable and income taxes payable, partly offset by an increase in accounts receivable, an increase in inventories to meet expected future demand and a decrease in accrued expenses.
Capital expenditures for the nine-month period ended September 30, 2013 of $135.0 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $175 million in 2013 for capacity increases, cost reduction and continuity of operations projects.
On February 12, 2013, we increased our quarterly dividend payout to $0.24 per share, a 20% increase from the quarterly rate of $0.20 per share paid in 2012. Additionally, on February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under its existing share repurchase program to 15 million from 3.9 million shares that remained outstanding under the program as of December 31, 2012, and we announced our expectation to repurchase approximately 10% of our outstanding shares over the following 10 to 15 months. Under the existing Board authorized share repurchase program, on May 9, 2013, the Company entered into an ASR Agreement with JPMorgan relating to a fixed-dollar, uncollared ASR Program. Pursuant to the terms of the ASR Agreement, on May 10, 2013, the Company paid $450 million to JPMorgan and received an initial delivery of 5,680,921 shares with a fair market value of approximately $360 million. This purchase was funded through a combination of available cash on hand and debt. The total number of shares to ultimately be purchased by the Company under the ASR Program will be based on the Rule 10b-18 volume-weighted average price of the Company’s common stock during the term of the ASR Agreement, less a forward price adjustment amount of approximately $1.01. Based on the Rule 10b-18 volume-weighted average price calculated as of September 30, 2013, additional shares expected to be received upon final settlement would be approximately 1.5 million shares. The final settlement amount may increase or decrease depending upon the Rule 10b-18 volume-weighted average price of the Company’s common stock during the remaining term of the ASR Agreement. The ASR Program will be completed no later than the end of 2013.
At September 30, 2013 and December 31, 2012, our cash and cash equivalents included $349.1 million and $319.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three and nine-month periods ended September 30, 2013, we repatriated approximately $7.2 million in cash as part of these foreign cash repatriation activities. For the three and nine-month periods ended September 30, 2012, we repatriated approximately $16.5 million and $46.8 million in cash, respectively, as part of these foreign cash repatriation activities.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided from operations and cash on hand, with additional cash needed, if any, provided by borrowings, including borrowings under our September 2011 credit agreement or our commercial paper program. The amount and timing of any additional borrowings will depend on our specific cash requirements.
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
For additional funding and liquidity purposes, we currently maintain a $750.0 million five-year, revolving, unsecured credit facility, which we refer to as the September 2011 credit agreement. The September 2011 credit agreement matures on September 22, 2016, provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement and provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the facility was 0.975% as of September 30, 2013. There were no borrowings outstanding under the September 2011 credit agreement as of September 30, 2013.
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
At September 30, 2013, we had $363.0 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.32% and a weighted-average maturity of 41 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the September 2011 credit agreement.
The non-current portion of our long-term debt amounted to $1.1 billion at September 30, 2013, compared to $686.6 million at December 31, 2012. The increase is mainly attributable to the issuance of the commercial paper notes noted above. In addition, at September 30, 2013, we had the ability to borrow $387.0 million under our commercial paper program and the September 2011 credit agreement, and $253.0 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2013, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $36.1 million at September 30, 2013. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2013 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $9 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $6.8 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2013.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $27.7 million at September 30, 2013 and $29.2 million at December 31, 2012. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.2 million at September 30, 2013 and $25.8 million at December 31, 2012. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2013 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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

While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the corporate bond and debt markets remain strong, volatility has increased in all capital markets over the past few years during times of uncertainty, such as European sovereign debt and U.S. budget concerns. If these concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. When the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations.
At September 30, 2013, we had the ability to borrow approximately $640 million under our commercial paper program, September 2011 credit agreement and other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $401.4 million as of September 30, 2013, which represent an important source of our liquidity. Our cash is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities.
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
We had variable interest rate borrowings of $396.2 million outstanding at September 30, 2013, bearing a weighted average interest rate of 0.38% and representing approximately 37% of our total outstanding debt. A hypothetical 10% change (approximately 4 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by less than $0.2 million as of September 30, 2013. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $255.9 million and with a fair value representing a net liability position of less than $0.1 million at September 30, 2013. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2013, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $8.2 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $2.6 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2013, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 5.	Other Information.

Amendment to Bylaws

On October 16, 2013, our Board of Directors amended and restated our Bylaws to add a provision designating the United States District Court for the Eastern District of Virginia, Alexandria Division (or in the event that court lacks jurisdiction, the Circuit Court of the County of Fairfax, Virginia) as the sole and exclusive forum for derivative lawsuits brought on our behalf, actions for breach of legal duty, actions pursuant to the Virginia Stock Corporation Act or our Amended and Restated Articles of Incorporation or Amended and Restated Bylaws (as either may be amended from time to time) and actions asserting claims governed by the internal affairs doctrine, unless we consent to the selection of an alternative forum. The Amended and Restated Bylaws are filed as Exhibit 3.2 to this report and this summary is qualified in its entirety by reference to the Amended and Restated Bylaws.

Item 6.	Exhibits.
(a) Exhibits
3.2 Albemarle Corporation Amended and Restated Bylaws effective as of October 16, 2013.
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
101 Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2013, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	October 18, 2013	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(principal financial and accounting officer)