Form 10-K
period 2013-12-31
ALBEMARLE CORP
filed 2014-02-25
CIK 915913

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of February 10, 2014: 79,497,921
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5.1 billion based on the reported last sale price of common stock on June 28, 2013, the last business day of the registrant’s most recently completed second quarter.
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2013

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.
Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team, and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
We and our joint ventures currently operate 49 facilities, encompassing production, research and development facilities, and administrative and sales offices in North and South America, Europe, the Middle East, Asia, Africa and Australia. We serve approximately 2,700 customers in approximately 100 countries. For information regarding our unconsolidated joint ventures see Note 8, “Investments” to our consolidated financial statements included in Item 8 beginning on page 53.
Business Segments
Through 2013, our operations were managed and reported as three operating segments: Polymer Solutions, Catalysts and Fine Chemistry. Financial results and discussion about our operating segments included in this Annual Report on Form 10-K are categorized according to these three operating segments except where noted.
As previously announced on September 23, 2013, we realigned our operating segments effective January 1, 2014. The Performance Chemicals segment will include Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment will include Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants.
For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 23, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Item 8 beginning on page 53.
Polymer Solutions
Our Polymer Solutions segment consists of two product market categories: flame retardants, and stabilizers and curatives.
Flame Retardants. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. Some of the end market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles and foam insulation. We compete in two major fire safety chemistries: brominated and mineral. Our brominated flame retardants include products sold under the Saytex® brand and our mineral-based flame retardants include products such as Martinal® and Magnifin®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.
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

Albemarle Corporation and Subsidiaries

We also produce antioxidants used in fuels and lubricants. Our line of Ethanox® fuel and lubricant antioxidants is used by refiners and fuel marketers to extend fuel storage life and protect fuel systems, and by oil marketers and lubricant manufacturers to extend the useful life of lubricating oils, fluids and greases used in engines and various types of machinery.
Realignment. As previously announced on September 23, 2013, we realigned our operating segments effective January 1, 2014. As a result of this realignment, the Flame Retardants and Curatives product market categories are aligned under the Performance Chemicals segment and the Stabilizers product market category is aligned under the Catalyst Solutions segment.
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
Competition
Our Polymer Solutions segment serves the following geographic markets: the U.S., Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the Polymer Solutions marketplace.
Competition also arises from the substitution of different polymers and resin systems in end-products in an effort to reduce costs or change product qualities. For flame retardants, competition can be introduced from alternative chemistries, which is why our product portfolio includes bromine and mineral chemistries that are common in over 70% of high value end uses today. For other additives, competition is introduced by low-cost antioxidant suppliers. We offer our basic antioxidant products from low cost manufacturing sites in China.
We are a market leader in the brominated flame retardants business and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd. We are also a market leader in the mineral-based flame retardants business. In our mineral-based flame retardants business, our most significant competitors include J.M. Huber Corporation, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH. We are a significant player in the stabilizers business and our most significant competitors are BASF Corporation, SK Capital and Songwon Industrial Co., Ltd.
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
The bromine we use in our Polymer Solutions segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 70 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited (JBC), a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we have a joint venture with Weifang Sinobrom Import and Export Company, Ltd., or Sinobrom, in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.

Albemarle Corporation and Subsidiaries

Catalysts
Our Catalysts segment includes our refinery catalysts and performance catalyst solutions businesses.
Refinery Catalyst Solutions. Our two main refinery catalysts businesses are Clean Fuels Technologies (CFT), primarily composed of hydroprocessing catalysts (HPC), and Heavy Oil Upgrading (HOU), primarily composed of fluidized catalytic cracking (FCC) catalysts and additives. HPC products are widely applied throughout the refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. Albemarle continuously seeks to add more value to refinery operations by offering HPC products that meet our customers’ requirements for profitability and performance in the very demanding refining market. FCC catalysts assist in the high yield cracking of less desired refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs. We offer a wide range of HPC products and approximately 60 different FCC catalysts and additives products to our customers.

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
Realignment. As previously announced on September 23, 2013, we realigned our operating segments effective January 1, 2014. As a result of this realignment, the Refinery Catalyst Solutions and PCS businesses are aligned under the Catalyst Solutions segment.
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
We estimate that there are currently approximately 500 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to three years. There are approximately 1,000 polyolefin and elastomer units worldwide which require a constant supply of co-catalysts and finished catalysts.
Competition
Our Catalysts segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development programs, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.
We are a market leader in the HPC, FCC and polyolefin organometallic catalysts markets. Our major competitors in the HPC catalysts market include Criterion Catalysts and Technologies, Advanced Refining Technologies and Haldor Topsoe. Our

Albemarle Corporation and Subsidiaries

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

Fine Chemistry
Our Fine Chemistry segment consists of two categories: Performance Chemicals and Fine Chemistry Services and Intermediates.
Performance Chemicals. Performance Chemicals includes products such as elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, mercury control, paper manufacturing, water purification, beef and poultry processing and various other industrial applications. Other performance chemicals that we produce include tertiary amines for surfactants, biocides, disinfectants and sanitizers and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications.
Fine Chemistry Services and Intermediates. In addition to supplying the specific fine chemistry products and performance chemicals for the pharmaceutical and agricultural uses described below, our fine chemistry services business offers custom manufacturing, research and chemical scale-up services for companies. These services position us to support customers in developing their new products, such as new drugs, specialty materials and agrichemicals.
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
We will continue to sell methyl bromide in our current markets as regulations allow. In accordance with the Montreal Protocol and the U.S. Clean Air Act, completion of the phase-out of methyl bromide as a fumigant in the U.S., Western Europe and Japan took effect in 2005. Methyl bromide, however, can continue to be used for “critical uses” where there are no other alternatives. Growers submit applications on a yearly basis detailing the amount of methyl bromide they will need for critical uses. Once approved by the U.S. Environmental Protection Agency (EPA), the U.S. submits the application for approval by the parties to the Montreal Protocol. The critical use process is done annually and will continue until feasible alternatives are available. Certain other markets for methyl bromide, including quarantine and pre-shipment and chemical intermediate uses, are not restricted by the Montreal Protocol. Our sales of methyl bromide approximated 0.4%, 0.3% and 0.6% of our total annual net sales in 2013, 2012 and 2011, respectively.
Realignment. As previously announced on September 23, 2013, we realigned our operating segments effective January 1, 2014. As a result of this realignment, the Performance Chemicals and Fine Chemistry Services and Intermediates product market categories are aligned under the Performance Chemicals segment, effective January 1, 2014.

Albemarle Corporation and Subsidiaries

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
Competition
Our Fine Chemistry segment serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the fine chemistry marketplace.

We are a market leader in the bromine-based product groups and primarily compete with two other integrated global bromine producers, Chemtura Corporation and Israel Chemicals Ltd. We are a leading producer of pharmaceutical bulk actives (i.e., ibuprofen and propofol) and we primarily compete with a few major Western competitors, such as BASF Corporation, Lonza, Clariant Ltd. and Cilag AG; however, there is increasing competition from Asian sources. We differentiate ourselves from our competitors by developing new, high quality innovative products, offering cost reductions and enhancing the services that we offer.
Raw Materials
The major raw materials we use in our Fine Chemistry operations include potassium chloride, chlorine, ammonia, aluminum chloride, alpha-olefins, methyl amines and propylene, most of which are readily available from numerous independent suppliers.
The bromine that we use in our Fine Chemistry segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 70 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in JBC, a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we have our Sinobrom joint venture in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.
Sales, Marketing and Distribution
We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales personnel around the world who serve numerous additional customers within North America, Europe, the Middle East, India, Asia Pacific, Russia, Africa and Latin America. We also use approximately 85 commissioned sales representatives and specialists in specific market areas, some of which are subsidiaries of large chemical companies.
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
Our research and development efforts support each of our business segments. The focus of research in Polymer Solutions is divided among new and improved flame retardants, plastic and other additives and blends, and curing agents. Flame retardant

Albemarle Corporation and Subsidiaries

research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators and original equipment manufacturers but which also have superior toxicological and environmental profiles, such as our GreenArmor™ flame retardant product, that are greatly enhanced in both end product performance and environmental responsibility. Plastic and other additives research is focused primarily on developing improved capabilities to deliver commodity and value-added plastic and other additive blends to the polymer market. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.
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
We have incurred research and development expenses of $82.2 million, $78.9 million, and $77.1 million during 2013, 2012 and 2011, respectively.

Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2013, we owned approximately 1,700 active U.S. and foreign patents and approximately 1,200 pending U.S. and foreign patent applications. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2013 with an occupational injury and illness rate of 0.55 for Albemarle employees and nested contractors, up from 0.23 in 2012.
Our business and our customers also may be subject to significant requirements under the European Community Regulation for the Registration, Evaluation and Authorization of Chemicals (REACH). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern—such as Carcinogenic, Mutagenic and Reprotoxic (CMRs); Persistent, Bioaccumulative and Toxic (PBTs); very Persistent, very Bioaccumulative (vPvB); and endocrine disruptors—will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. In 2009, one of our products was designated by European regulators as a Substance of Very High Concern under authorization, Hexabromocyclododecane (HBCD). Our sales of HBCD approximated 1.3%, 1.9% and 2.1% of our total annual net sales in 2013, 2012 and 2011, respectively. In 2012, another of our products, decabromodiphenyl ether (decaBDE) similarly was identified as a Substance of Very High Concern. Our sales of decaBDE approximated 0.3% of our total annual net sales in 2013, and 0.7% of our total annual net sales in 2012 and 2011. In accordance with our voluntary commitment announced in 2009, Albemarle ceased production of decaBDE effective at the end of 2012.
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
We record accruals for environmental and asset retirement obligation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 50.

Albemarle Corporation and Subsidiaries

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
On October 8, 2013, we announced the expansion of our presence in the electronic materials market with the acquisition of Cambridge Chemical Company, Ltd., effective October 1, 2013. Based in Cambridge, UK, Cambridge Chemical is a key technology player for producing high purity metal organic chemicals used in the laser market. Cambridge Chemical’s technology and products will further strengthen Albemarle’s offerings in the electronic market including LED, semiconductor, OLED and now laser. Albemarle will also benefit from a number of R&D and distribution synergies resulting from the acquisition.
On May 11, 2011, we announced that we had expanded our presence in the biofuels market with the acquisition of Catilin Inc., based in Ames, Iowa.
On September 13, 2010, we announced the purchase of certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (TMG) manufacturing site. The site will effectively mirror Albemarle’s world scale metallocene polyolefin catalyst and TMG capabilities located in Baton Rouge, Louisiana. Commercial production of metallocene polyolefin catalysts and co-catalysts began in July 2013 and commercial production of TMG is expected to begin in August 2014.
On October 27, 2009, we entered into an agreement with Saudi Specialty Chemicals Company, an affiliate of Saudi Basic Industries Corporation (SABIC), to form a joint venture called Saudi Organometallic Chemicals Company (SOCC). Under the terms of the joint venture agreement, the two parent companies have built a world-scale organometallics production facility strategically located in the Arabian gulf industrial city of Al-Jubail. This facility is now operational and available for full commercial production once customer qualifications are completed.
Employees
As of December 31, 2013, we had 4,231 employees of whom 2,148, or 51%, are employed in the U.S.; 1,152, or 27%, are employed in Europe; 590, or 14%, are employed in Asia and 341, or 8%, are employed in the Middle East. Approximately 14% of our U.S. employees are unionized. We have bargaining agreements at three of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (USW);

•	Orangeburg, South Carolina—International Brotherhood of Teamsters-Industrial Trades Division (IBT); and

•
Pasadena, Texas—USW; Sheet Metal Workers International Association (SMWIA); United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry (UAJAPPI); and International Brotherhood of Electrical Workers (IBEW).

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 20 years. Bargaining agreements expire at our Pasadena, Texas location in 2014, our Baton Rouge, Louisiana location in 2015 and our Orangeburg, South Carolina location in 2016.
We have two works councils representing the majority of our European sites—Amsterdam, the Netherlands and Bergheim, Germany—covering approximately 900 employees. We believe that we have a generally good relationship with these councils and bargaining representatives.

Albemarle Corporation and Subsidiaries

During 2013, we recorded workforce reduction charges of approximately $33.4 million in connection with the realignment of our operating segments effective January 1, 2014, which will result in a reduction of approximately 230 employees worldwide in 2014. During 2012, we recorded workforce reduction charges of approximately $21.6 million in connection with our exit of the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites.
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

Our Corporate Governance Guidelines, Code of Business Conduct and the charters of the Audit and Finance, Health, Safety and Environment, Executive Compensation, and Nominating and Governance Committees are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 451 Florida Street, Baton Rouge, Louisiana 70801, or by calling (225) 388-8011.

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
In the U.S., the uncertainty regarding government shutdowns and threatened shutdowns, significant mandated tax increases, government debt ceiling limitations, sequestration and government spending cuts and budget negotiations pose a serious risk for the U.S. economy and consumer confidence. In the event that the U.S. federal government is unable to achieve a resolution of these issues, there could be an adverse impact on the U.S. economy which could negatively impact our revenues and earnings.
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

Albemarle Corporation and Subsidiaries

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
We also expect competition to increase as our competitors develop and introduce new and enhanced products. For example, we are experiencing increased competition from large-scale producers of pharmachemicals, particularly from Asian producers, and, our petroleum refinery customers are processing crude oil feedstocks of declining quality while at the same time operating under increasingly stringent regulations requiring the gasoline, diesel and other fuels they produce to contain fewer impurities, including sulfur. As a result, our petroleum refining customers are demanding more effective and more cost-effective catalysts products. As new products enter the market, our products may become obsolete or competitors’ products may be marketed more effectively than our products. If we fail to develop new products, maintain or improve our margins with our new products or keep pace with technological developments, our business, financial condition, results of operations and cash flows will suffer.

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
Attempts by others to gain unauthorized access to our information technology systems become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or

Albemarle Corporation and Subsidiaries

otherwise adversely affect our business. To the extent that any cyber-security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result.
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

•	foreign countries may adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	trade sanctions could result in losing access to customers and suppliers in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	agreements may be difficult to enforce and receivables difficult to collect;

•	compliance with a variety of foreign laws and regulations may be burdensome;

•	compliance with anti-bribery and anti-corruption laws may be costly;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	foreign operations may experience staffing difficulties and labor disputes;

•	foreign governments may nationalize private enterprises; and

•	our business and profitability in a particular country could be affected by political or economic repercussions from terrorist activities and the response to such activities.
In addition, certain of our joint ventures operate, and we have ongoing capital projects in, high-risk regions of the world such as the Middle East and South America. Unanticipated events such as geopolitical changes could result in a write-down of our investment in the affected joint venture or a delay or cancellation of those capital projects, which could negatively impact our future growth and profitability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.
We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Renminbi, Brazilian Real and the U.S. Dollar (in certain of our foreign locations). Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2013, approximately 26% of our net sales were denominated in such currencies. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-

Albemarle Corporation and Subsidiaries

denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there has been increasing concern regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. For example, some of our operations are within jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide (CO2)) and/or “cap and trade” legislation that could have impacts on our operations. In addition, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an

Albemarle Corporation and Subsidiaries

international agreement linked to the United Nations Framework Convention on Climate Change (UNFCC), which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol expired in 2012. An amendment was passed by the UNFCC during the December 2012 Doha climate change talks that would implement a second commitment period through 2020, but the amendment has not entered into legal force pending acceptance by participating countries. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect us.
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

Over the past decade, there has been increasing scrutiny of certain brominated flame retardants by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.
In 2009, one of our products, HBCD, was designated by European regulators as a Substance of Very High Concern. In February 2011, the European Union included HBCD on a list of substances published under Annex XIV of the REACH regulation. Our expectation is that the sale of HBCD could be banned in Europe under the REACH process as early as August 2015, or by 2019 assuming certain applications are authorized during a period of transition to alternative products. Also, in August 2013, the Stockholm Convention on Persistent Organic Pollutants (POPs) banned HBCD under the Convention effective November 2014, with certain uses exempted to allow time for the development of alternative products. A number of countries may ban HBCD immediately in November 2014, allowing for no period of transition thereby eliminating sales of HBCD in such countries. Our sales of HBCD approximated 1.3%, 1.9%, and 2.1% of our total annual net sales in 2013, 2012 and 2011, respectively. There is no assurance that we will be able to develop alternative products in the future that generate sales comparable to HBCD.
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
As of December 31, 2013, we had 4,231 employees. Approximately 14% of our 2,148 U.S. employees are unionized. Our collective bargaining agreements expire in 2014, 2015 and 2016. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage,

Albemarle Corporation and Subsidiaries

slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
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
During 2011, we made voluntary contributions of $50.0 million to our U.S. qualified defined benefit pension plans. Under the Pension Protection Act of 2006, we anticipate no required cash contributions during 2014 for our U.S. qualified defined benefit pension plans. Additional voluntary pension contributions in and after 2014 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

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
Our February 2014 credit agreement and the indentures governing our senior notes contain select restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in our February 2014 credit agreement, the indentures governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 47.
A downgrade of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.
Borrowings under our February 2014 credit agreement and our commercial paper program bear interest at floating rates. The rates under the February 2014 credit agreement are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Services (Moody’s). S&P has rated our senior unsecured long-term debt as BBB+ and Moody’s has rated our senior unsecured long-term debt as Baa1. S&P has rated our commercial paper as A-2 and Moody’s has rated it as P-2. S&P and/or Moody’s may downgrade our ratings in the future. The downgrading of any of our ratings or an increase in any of the benchmark interest rates would result in an increase of our interest expense on our variable rate borrowings.

Albemarle Corporation and Subsidiaries

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
Because a significant portion of our operations is conducted through our subsidiaries and joint ventures, our ability to service our debt may be dependent on our receipt of distributions or other payments from our subsidiaries and joint ventures.
A significant portion of our operations is conducted through our subsidiaries and joint ventures. As a result, our ability to service our debt may be partially dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures will be contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of non-U.S. subsidiaries or joint ventures to remit money to us.
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
We operate on a global basis. We believe that our production facilities, research and development facilities, and administrative and sales offices are generally well maintained, effectively used and are adequate to operate our business. During 2013, the Company’s manufacturing plants operated at approximately 65% capacity in the aggregate.
Set forth below is information at December 31, 2013 regarding our significant facilities operated by our joint ventures and us:

Location	Principal Use	Owned/Leased

Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned

Baton Rouge, Louisiana	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Baton Rouge, Louisiana	Principal executive offices	Leased

Beijing, China	Regional sales and administrative offices	Leased

Bergheim, Germany	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased

Bitterfeld, Germany	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Budapest, Hungary	Regional shared services office	Leased

Cambridge, United Kingdom	Production of performance catalysts	Leased

Dalian, China	Regional shared services office	Leased

Dubai, United Arab Emirates	Regional sales and administrative offices	Leased

Houston, Texas	Regional sales and administrative offices	Leased

Jin Shan District, Shanghai, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Jubail, Saudi Arabia	Manufacturing and marketing of organometallics	Owned; Albemarle Netherlands BV and Saudi Specialty Chemicals Company (a SABIC affiliate) each owns 50% interest

Louvain-la-Neuve, Belgium	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Mobile, Alabama	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture in which we and PMC Group Inc. each own a 50% interest

Moscow, Russia	Regional sales and administrative offices	Leased

Niihama, Japan	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Production of antioxidants and polymer intermediates	Owned; on leased land

Orangeburg, South Carolina	Production of flame retardants, aluminum alkyls and fine chemistry products, including pharmaceutical actives, fuel additives, orthoalkylated phenols, polymer modifiers and phenolic antioxidants	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased

Pasadena, Texas	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Production of specialty magnesium hydroxide products	Leased by Magnifin Magnesiaprodukte GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Seoul, South Korea	Regional sales and administrative offices	Leased

Shandong, China	Regional sales and administrative offices	Owned by Shandong Sinobrom, a joint venture in which we own a 75% interest, and Weifang Rui Yin Investment Management and Consultancy Co. Ltd., owns a 25% interest

Shanghai, China	Regional sales and administrative offices	Leased

Singapore	Regional sales and administrative offices	Leased

South Haven, Michigan	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taipei, Taiwan	Regional sales and administrative office	Leased

Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Tokyo, Japan	Regional sales and administrative offices	Leased

Tokyo, Japan	Administrative offices	Leased by Nippon Ketjen Co., Ltd., a joint venture 50% owned by each of Sumitomo Metal Mining Co. Ltd. and us

Tokyo, Japan	Regional sales and administrative offices	Leased by Nippon Aluminum Alkyls, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Yeosu, South Korea	Research and product development activities/small scale production of catalysts and catalyst components	Owned

Albemarle Corporation and Subsidiaries

Item 3.	Legal Proceedings.
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
In addition, we are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws such as CERCLA or Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves as estimated by our general counsel for such proceedings. We also maintain insurance to mitigate certain of such risks.

Item 4.	Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant.
The names, ages and biographies of our executive officers as of February 10, 2014 are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 13, 2014).

Name	Age	Position
Luther C. Kissam, IV	49	President, Chief Executive Officer and Director
Matthew K. Juneau	53	Senior Vice President, President Performance Chemicals
Susan Kelliher	47	Senior Vice President, Human Resources
Karen G. Narwold	54	Senior Vice President, General Counsel, Corporate and Government Affairs, Corporate Secretary
Scott A. Tozier	48	Senior Vice President, Chief Financial Officer and Chief Accounting Officer
D. Michael Wilson	51	Senior Vice President, President Catalyst Solutions
Ronald C. Zumstein	52	Senior Vice President, Manufacturing and Supply Chain Excellence
Donald J. LaBauve, Jr.	47	Vice President, Corporate Controller
Luther C. Kissam, IV was elected to our Board of Directors on November 2, 2011, Chief Executive Officer effective September 1, 2011 and as our President effective May 7, 2013. Previously, Mr. Kissam served as President from March 15, 2010 until March 1, 2012, Executive Vice President, Manufacturing and Law and Secretary from May 2009 until March 15, 2010, and as Senior Vice President, Manufacturing and Law and Corporate Secretary from January 8, 2008 until May 2009. Mr. Kissam joined us in September 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 16, 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).
Matthew K. Juneau was elected Senior Vice President, President Performance Chemicals effective December 30, 2013. Previously, Mr. Juneau served as Vice President, Polymer Solutions since March 2012, Vice President, Global Sales and Services from May 2009 to February 2012, and prior to that as Division Vice President of our performance chemicals business in the Fine Chemistry division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility

Albemarle Corporation and Subsidiaries

in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.
Susan Kelliher joined us in March of 2012, as Senior Vice President, Human Resources. Ms. Kelliher has over twenty years of human resources experience, having most recently served at Hewlett Packard as Vice President, Human Resources—Global Sales and Enterprise Marketing from April 2010 to February 2012, and as Vice President, Human Resources—Imaging and Printing Group from September 2007 to April 2010. Prior to joining Hewlett Packard, she was the Vice President of Human Resources for Cymer, Inc., the world’s leading supplier of deep ultraviolet illumination sources. Prior to that, Ms. Kelliher served in various executive and managerial human resources positions at The Home Depot, Inc., Raytheon Company, YUM! Brands’ Pizza Hut division, beginning her career at Mobil Oil.
Karen G. Narwold joined us in September of 2010 and currently serves as Senior Vice President, General Counsel, Corporate and Government Affairs, Corporate Secretary of Albemarle. Ms. Narwold has over 20 years of legal, management and business experience with global industrial and chemical companies. After five years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Ms. Narwold resigned from Barzel in November 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code. Prior to joining Albemarle, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies.
Scott A. Tozier was elected as our Senior Vice President and Chief Financial Officer effective January 31, 2011. Mr. Tozier also serves as our Chief Accounting Officer. Mr. Tozier has over 20 years of diversified international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc.
D. Michael Wilson joined us in October 2013 and currently serves as Senior Vice President, President Catalyst Solutions. Mr. Wilson joined Albemarle after a successful career with FMC Corporation where he most recently served as president of the Specialty Chemicals Group. At FMC, he held a number of executive roles, including leadership of the Industrial Chemicals Group and the Lithium division. Prior to joining FMC, Mr. Wilson’s career progressed through a variety of general management, sales and operational leadership roles with the Wausau Paper Corporation and Rexam, Inc.
Ronald C. Zumstein was elected Senior Vice President, Manufacturing and Supply Chain Excellence effective December 30, 2013. Previously, Dr. Zumstein served as Vice President of Manufacturing since March 2010, and prior to that, as Vice President, Manufacturing Operations since March 2008. Dr. Zumstein previously served as our Vice President of Health, Safety and Environment and Vice President of Manufacturing for our Polymer Solutions division. Dr. Zumstein has held various positions of increasing responsibility since joining the Company and Ethyl Corporation in 1987, including serving as Plant Manager at several of our U.S. manufacturing locations.

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
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated as reported on the NYSE composite transactions reporting system and the dividends declared per share on our common stock.

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2012
First Quarter	$68.51	$52.27	$0.20
Second Quarter	$67.14	$55.86	$0.20
Third Quarter	$62.34	$50.88	$0.20
Fourth Quarter	$62.51	$51.77	$0.20
2013
First Quarter	$67.75	$60.71	$0.24
Second Quarter	$69.03	$56.64	$0.24
Third Quarter	$66.39	$60.16	$0.24
Fourth Quarter	$70.00	$62.02	$0.24
There were 80,052,842 shares of common stock held by 3,076 shareholders of record as of December 31, 2013. On February 25, 2014, we declared a dividend of $0.275 per share of common stock, payable April 1, 2013.
The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2013:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(a)
October 1, 2013 to October 31, 2013	—	$—	—	7,323,605
November 1, 2013 to November 30, 2013	—	—	—	7,323,605
December 1, 2013 to December 31, 2013(b)	1,384,011	63.69	1,384,011	5,939,594
Total	1,384,011	$63.69	1,384,011	5,939,594

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

(b)
In the second quarter of 2013, we paid $450 million under an accelerated share repurchase agreement and received an initial delivery of 5,680,921 shares. Under the terms of the agreement, in the fourth quarter of 2013 the accelerated share repurchase agreement was completed and we received a final settlement of 1,384,011 shares. The Average Price Paid Per Share reported herein is based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the term of the agreement, less a forward price adjustment amount of approximately $1.01.

Albemarle Corporation and Subsidiaries

The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.

Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2008 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6.	Selected Financial Data.
The information for the five years ended December 31, 2013, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

Albemarle Corporation and Subsidiaries

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
The following is a discussion and analysis of results of operations for the years ended December 31, 2013, 2012 and 2011. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 45.

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

Albemarle Corporation and Subsidiaries

Through 2013, our operations were managed and reported as three operating segments: Polymer Solutions, Catalysts and Fine Chemistry. Financial results and discussion about our operating segments included in this Annual Report on Form 10-K are categorized according to these three operating segments except where noted.
As previously announced on September 23, 2013, we realigned our operating segments effective January 1, 2014. The Performance Chemicals segment will include Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment will include Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants. Each segment will have a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel that will have full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new structure will also facilitate the continued standardization of business processes across the organization as part of our ongoing One Albemarle strategy.

2013 Highlights

•
On February 7, 2013, we announced a $30 million expansion project at our Tyrone, Pennsylvania manufacturing site to add new capacity for custom manufacturing projects. The first increment of new capacity is expected to be operational in 2015.

•
On February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those shares previously authorized but not yet repurchased.

•
On March 7, 2013, we announced that JBC, our consolidated joint venture with operations in Safi, Jordan, completed its first phase of expansion which doubles the site’s bromine production capacity. The second phase of the expansion doubled the current capacity of key bromine derivatives, hydrobromic acid, calcium bromide and sodium bromide, and began operations in the second quarter of 2013.

•	In the first quarter of 2013, we increased our quarterly dividend for the 19th consecutive year, to $0.24 per share.

•
On April 11, 2013, we announced that we expected to begin the supply of our GreenCrest™ polymeric fire safety solution for commercial qualification in expanded and extruded polystyrene foam applications by midyear of 2013, as scheduled.

•
Under the existing Board authorized share repurchase program, on May 9, 2013, we entered into an accelerated share repurchase agreement with J.P. Morgan Securities LLC (JPMorgan) relating to a fixed-dollar, uncollared accelerated share repurchase program (the 2013 ASR Program). The 2013 ASR Program was completed in December 2013. We repurchased approximately 9.2 million shares of our common stock during 2013 under our existing share repurchase program and the 2013 ASR Program. As of December 31, 2013, there were approximately 5.9 million shares remaining available for repurchase under our authorized share repurchase program.

•	On May 14, 2013, we announced the signing of definitive agreements with Senze Meilu Company, of Shanxi, China, to establish a joint venture company in Lvliang, Shanxi.

•	On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue from time to time unsecured commercial paper notes.

•
On July 8, 2013, SOCC and Saudi Specialty Chemicals Company (an affiliate of SABIC), announced the initial start-up of its aluminum alkyls facility located in Al-Jubail, Saudi Arabia. At capacity, it will manufacture 6,000 metric tons per year of tri-ethyl aluminum (TEA), a Ziegler Natta co-catalyst used in the plastics industry. An ultra-low hydride grade of TEA (TEA-ULH) will also be produced at the SOCC plant. This new facility is designed to meet the growing needs for TEA and ULH-TEA in the region, using raw materials supplied from member countries of the Gulf Cooperation Council. This facility is now operational and available for full commercial production once customer qualifications are completed.

•
On August 7, 2013, we announced the successful start-up of a new catalyst manufacturing plant at our facility in Yeosu, South Korea. The plant will produce commercial quantities of single site metallocene catalysts, including grades enhanced by our proprietary ActivCat® activation technology, as well as catalyst components such as methylaluminoxane.

•
On October 8, 2013, we announced the expansion of our presence in the electronic materials market with the acquisition of Cambridge Chemical Company, Ltd., effective October 1, 2013. Based in Cambridge, UK, Cambridge Chemical is a key technology player for producing high purity metal organic chemicals used in the laser market. Cambridge Chemical’s technology and products will further strengthen Albemarle’s offerings in the electronic market including LED, semiconductor, OLED and now laser. Albemarle will also benefit from a number of R&D and distribution synergies resulting from the acquisition.

Albemarle Corporation and Subsidiaries

•
On October 21, 2013, we announced the sampling of our GreenCrest™ polymeric fire safety solution from the commercial scale campaign to customers as scheduled. GreenCrest is targeted for use in expanded and extruded polystyrene applications. We expect to commercialize GreenCrest before the REACH sunset date for HBCD.

•
On October 21, 2013, we announced the expansion of the kilo lab at our U.S. Food and Drug Administration-registered Current Good Manufacturing Practice (cGMP) active pharmaceutical ingredient (API) production facility in South Haven, Michigan. Production using the new, expanded kilo lab is expected in the third quarter of 2014. The expanded kilo lab will allow Albemarle to better focus on customers’ needs for smaller quantities of material specifically produced to cGMP guidelines. Supporting the Company’s overall pharmaceutical custom synthesis offering, the expansion will enable Albemarle to address customer requirements throughout the entire life-cycle of their product, beginning from early stage clinical development to full-scale commercial production. The kilo lab production unit will operate within South Haven’s cGMP standards and will be suitable for production of API products.

•
On October 22, 2013, we announced the expansion of our ETHANOX® one-pack antioxidant manufacturing capabilities in Shanghai with the installation of a granulation and blending system. This increases the Company’s total one-pack capacity to over 10,000 metric tons/year, and adds the capability to make one-pack formulations of up to eight components.

•
We achieved annual earnings of $413.2 million during 2013 as compared to $311.5 million for 2012. Our operating results contributed $432.9 million to cash flows from operations in 2013. Earnings for 2013 includes pension and other postretirement benefit (OPEB) actuarial gains of $88.3 million after income taxes compared to pension and OPEB actuarial losses of $48.2 million after income taxes in 2012.

Outlook
The 2013 business environment presented a diverse set of challenges in the markets we serve, from a slow global economic recovery, significant pricing pressure on bromine, and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery partners. Despite these continuing challenges, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that when the end markets we serve begin to stabilize and resume growth, our businesses will be ready to respond quickly to the improved market conditions and new business opportunities.
Polymer Solutions: Year-over-year results for 2013 on both the top and bottom line are a reflection of the difficult pricing environment for our portfolio of flame retardants, but we did enjoy mid-single-digit volume growth for both mineral and brominated flame retardants. We continue to manage through an uncertain environment characterized by soft demand in certain products and applications and cautious inventory management by our customers, which could continue to challenge the growth curve of this business into 2014.
Despite these current trends and concerns, we believe that the combination of solid, long-term business fundamentals with our competitive position, product innovations and effective management of raw material inventory inflation will enable us to manage our business through these periods of end market challenges and to capitalize on opportunities that will come with a sustained economic recovery. Our view of third party market indicators and order book trends makes us cautiously optimistic that broad pricing trends for brominated flame retardants have stabilized.
On a long-term basis, we continue to believe that improving global standards of living and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Further, the demand environment for antioxidants (both polymer and lubes and fuel segments) continues to grow, with new polyolefin plants in China, the U.S. and the Middle East expected to support strong demand growth for several years forward. Based on current production capacities and end market demand, we remain well-positioned for the future.
Catalysts: Lower metals surcharges, unfavorable foreign currency effects and unfavorable mix in Refinery Catalysts sales have resulted in overall lower year-over-year net sales for our Catalysts segment during 2013. However, sales volumes in our Refinery Catalysts businesses were strong as compared to 2012, and are a good indication of the healthy global demand for these products. In 2013 we executed several initiatives that strengthened our competitive position and laid the foundation for greater innovation and organic growth going forward, as we successfully started up a polyolefin catalyst center in South Korea and a world class aluminum alkyls facility in Saudi Arabia within our previously announced joint venture there. These new units, while unlikely to reach high utilization rates for a few years, are state-of-the-art units designed using the best technology and benefiting from our many years of hands-on operating experience.
On a longer term basis, we believe increased global demand for petroleum products and implementation of more stringent fuel quality requirements will drive growth in our refinery catalysts business. In addition, we expect growth in our PCS division

Albemarle Corporation and Subsidiaries

to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East, as well as from the LED market, driven by energy efficiency demands.
Delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry, and our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields.
Fine Chemistry: In our Fine Chemistry segment, year-over-year results were down in a difficult bromine pricing environment. Record volumes and revenue in clear completion fluids was offset by higher fixed costs related to our capacity expansion in Jordan, which we expect to strengthen our competitive position in the markets we serve. We believe we can sustain healthy margins with continued focus on the two strategic areas in our Fine Chemistry segment—maximizing our bromine franchise value in the performance chemicals sector and continued growth of our fine chemistry services business.
On a longer term basis, we are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and new uses of bromine expand. After an exceptional two-year run, clear completion fluids are expected to grow at a healthy rate. Factors that could cause a decline in the trajectory of this business include a continuation of the recent destocking and well completion delays that we observed late in 2013, or a meaningful decline in oil prices, or increase in regulatory pressure on offshore drilling, which could lead to delays in deep water and ultra-deep water spending.
Fine Chemistry Services has a solid pipeline and good growth in contracts linked to electronic materials and agricultural applications, and although we expect the near term trajectory of growth in this business to be challenging due to the conclusion of several major projects, we expect new projects to offset these losses and establish a foundation for future growth. Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, agrochemical and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.
Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. Our global effective tax rate was 25.0% for 2013, and we expect our global effective tax rate for 2014 to be approximately 25.0%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate and other as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2013 include an actuarial gain of $139.0 million ($88.3 million after income taxes), as compared to a loss of $75.7 million ($48.2 million after income taxes) for the year ended December 31, 2012.
In the first quarter of 2013, we increased our quarterly dividend rate to $0.24 per share. We repurchased approximately 9.2 million shares of our common stock during 2013 for approximately $582 million under our existing share repurchase program and the 2013 ASR program, and we may periodically repurchase shares in the future on an opportunistic basis. In the first quarter of 2014 we announced that we entered into an accelerated share repurchase agreement to repurchase $50 million of of our common stock by the end of April 2014. Also, in the first quarter of 2014 we increased our quarterly dividend rate to $0.275 per share.
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

Selected Financial Data	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands, except percentages and per share amounts)
NET SALES	$2,616,416	$2,745,420	$2,869,005	(5)%	(4)%
Cost of goods sold	1,755,011	1,835,425	1,914,058	(4)%	(4)%
GROSS PROFIT	861,405	909,995	954,947	(5)%	(5)%
GROSS PROFIT MARGIN	32.9%	33.1%	33.3%
Selling, general and administrative expenses	162,889	313,227	360,070	(48)%	(13)%
Research and development expenses	82,246	78,919	77,083	4%	2%
Restructuring and other charges, net	33,361	111,685	—	(70)%	*
OPERATING PROFIT	582,909	406,164	517,794	44%	(22)%
OPERATING PROFIT MARGIN	22.3%	14.8%	18.0%
Interest and financing expenses	(31,559)	(32,800)	(37,574)	(4)%	(13)%
Other (expenses) income, net	(6,923)	1,229	357	*	*
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	544,427	374,593	480,577	45%	(22)%
Income tax expense	136,322	82,533	104,134	65%	(21)%
Effective tax rate	25.0%	22.0%	21.7%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	408,105	292,060	376,443	40%	(22)%
Equity in net income of unconsolidated investments (net of tax)	31,729	38,067	43,754	(17)%	(13)%
NET INCOME	439,834	330,127	420,197	33%	(21)%
Net income attributable to noncontrolling interests	(26,663)	(18,591)	(28,083)	43%	(34)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$413,171	$311,536	$392,114	33%	(21)%
PERCENTAGE OF NET SALES	15.8%	11.3%	13.7%
Basic earnings per share	$4.93	$3.49	$4.33	41%	(19)%
Diluted earnings per share	$4.90	$3.47	$4.28	41%	(19)%
* Percentage calculation is not meaningful.

Comparison of 2013 to 2012
Net Sales
For the year ended December 31, 2013, we recorded net sales of $2.62 billion, a 5% decrease compared to net sales of $2.75 billion for the corresponding period of 2012. This decrease was due primarily to unfavorable pricing impacts of 6%, mainly lower metals surcharges in Refinery Catalyst Solutions, lower price mix in overall Catalysts, lower regional pricing on bromine and derivatives, and lower flame retardant pricing, partly offset by favorable volume impacts of 2%, driven by higher volumes in Refinery Catalysts, Flame Retardants, and Additives, net of lower volumes in Fine Chemistry Services and the unfavorable volume impacts from our exit of the phosphorus flame retardants business in 2012.
Gross Profit
For the year ended December 31, 2013, our gross profit decreased $48.6 million, or 5%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. These were partly offset by favorable impacts from lower variable input costs and favorable

Albemarle Corporation and Subsidiaries

overall volumes. Additionally, our gross profit for 2013 was impacted by approximately $42.2 million of pension and OPEB benefits (including mark-to-market actuarial gains) allocated to cost of goods sold, as compared to $26.3 million of pension and OPEB costs allocated to cost of goods sold in 2012. Pension and OPEB costs included in cost of goods sold for 2012 include a correction of $3.5 million for actuarial gains that relate to 2011. Overall, these factors contributed to our gross profit margin of 32.9% for the current year, down from 33.1% in 2012.
Selling, General and Administrative Expenses
For the year ended December 31, 2013, our selling, general and administrative (SG&A) expenses decreased $150.3 million, or 48%, compared to the year ended December 31, 2012. This decrease was primarily due to favorable pension and OPEB items, lower personnel costs and lower sales commissions partly offset by higher expenses for services. SG&A expenses for 2013 includes approximately $90.5 million of pension and OPEB benefits (including mark-to-market actuarial gains), as compared to $51.1 million of pension and OPEB costs in 2012. Pension and OPEB costs included in SG&A for 2012 include a correction of $6.8 million for actuarial gains that relate to 2011. Additionally, SG&A expenses for 2012 included (a) a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees), and (b) an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.
As a percentage of net sales, SG&A expenses were 6.2% for the year ended December 31, 2013, compared to 11.4% for the corresponding period in 2012.
Research and Development Expenses
For the year ended December 31, 2013, our R&D expenses increased $3.3 million, or 4%, from the year ended December 31, 2012, as a result of higher expenses for services. As a percentage of net sales, R&D expenses were 3.1% in 2013, compared to 2.9% in 2012.
Restructuring and Other Charges, Net
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. We recorded charges of $33.4 million ($21.9 million after income taxes) during the year ended December 31, 2013 for termination benefits and other costs related to this workforce reduction plan.
Restructuring and other charges, net were $111.7 million for the year ended December 31, 2012 and included the following items:

(a)
Net charges amounting to $100.8 million ($76.1 million after income taxes) in connection with our exit of the phosphorus flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $22 million, estimated site remediation costs of approximately $9 million, other estimated exit costs of approximately $3 million, partly offset by a gain of approximately $2 million related to the sale of our Nanjing, China manufacturing site. We began to realize favorable profit impacts from this program in the fourth quarter of 2012.

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

Albemarle Corporation and Subsidiaries

Interest and Financing Expenses
Interest and financing expenses for the year ended December 31, 2013 decreased $1.2 million to $31.6 million from the corresponding 2012 period, due mainly to lower interest rates on variable-rate borrowings partially offset by higher levels of variable-rate debt in 2013.
Other (Expenses) Income, Net
Other (expenses) income, net for the year ended December 31, 2013 was $(6.9) million versus $1.2 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts compared to the corresponding period in 2012.
Income Tax Expense
The effective income tax rate for 2013 was 25.0% compared to 22.0% for 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the 2012 period was impacted by discrete net tax benefit items of $1.0 million related principally to tax planning and the release of various tax reserves for uncertain domestic tax positions due to the expiration of the domestic statute of limitations related to the 2008 tax year, as well as $100.8 million of pre-tax charges ($76.1 million after taxes) associated with our exit of the phosphorus flame retardants business. For additional information about income tax rates, see Note 18, “Income Taxes” to our consolidated financial statements included in Item 8 beginning on page 53.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $31.7 million for the year ended December 31, 2013 compared to $38.1 million in the same period last year. This decrease was due primarily to overall lower equity income amounts reported from our Catalysts segment joint ventures, including unfavorable currency translation impacts of $2.4 million due to a weaker Japanese yen and Brazilian real, partly offset by higher equity income amounts reported from our Polymer Solutions joint venture Magnifin.
Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2013, net income attributable to noncontrolling interests was $26.7 million compared to $18.6 million in the same period last year. This increase of $8.1 million was due primarily to higher overall profits and a contractually-based reduction in our share of profits of $6.6 million in our joint venture in Jordan.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $413.2 million for the year ended December 31, 2013, from $311.5 million for the corresponding period of 2012 primarily due to higher sales volumes, lower SG&A expenses (including favorable impacts from pension and OPEB items), lower restructuring and other charges and favorable overall variable input costs. These impacts were partly offset by lower pricing, including impacts from both volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions (particularly rare earths) and in certain products in our bromine portfolio and Flame Retardants, unfavorable manufacturing costs (net of favorable impacts from pension and OPEB items), lower equity in net income of unconsolidated investments, higher R&D expenses and unfavorable foreign currency impacts.
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

Albemarle Corporation and Subsidiaries

The Corporate & other segment includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to each segment whereas the remaining components of pension and OPEB cost or credit are included in Corporate and other.

	Year Ended December 31,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$864,388	33.0%	$892,232	32.5%	(3)%
Catalysts	1,001,606	38.3%	1,067,948	38.9%	(6)%
Fine Chemistry	750,422	28.7%	785,240	28.6%	(4)%
Total net sales	$2,616,416	100.0%	$2,745,420	100.0%	(5)%
Segment operating profit:
Polymer Solutions	$153,747	17.8%	$198,426	22.2%	(23)%
Catalysts	222,749	22.2%	260,544	24.4%	(15)%
Fine Chemistry	153,629	20.5%	182,690	23.3%	(16)%
Total segment operating profit	530,125		641,660		(17)%
Equity in net income of unconsolidated investments:
Polymer Solutions	8,875		6,416		38%
Catalysts	22,854		31,651		(28)%
Fine Chemistry	—		—		—%
Corporate & other	—		—		—%
Total equity in net income of unconsolidated investments	31,729		38,067		(17)%
Net income attributable to noncontrolling interests:
Polymer Solutions	(4,753)		(2,221)		114%
Catalysts	—		—		—%
Fine Chemistry	(21,910)		(16,350)		34%
Corporate & other	—		(20)		(100)%
Total net income attributable to noncontrolling interests	(26,663)		(18,591)		43%
Segment income:
Polymer Solutions	157,869	18.3%	202,621	22.7%	(22)%
Catalysts	245,603	24.5%	292,195	27.4%	(16)%
Fine Chemistry	131,719	17.6%	166,340	21.2%	(21)%
Total segment income	535,191		661,156		(19)%
Corporate & other	86,145		(123,831)		(170)%
Restructuring and other charges, net	(33,361)		(111,685)		(70)%
Interest and financing expenses	(31,559)		(32,800)		(4)%
Other (expenses) income, net	(6,923)		1,229		*
Income tax expense	(136,322)		(82,533)		65%
Net income attributable to Albemarle Corporation	$413,171		$311,536		33%
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

	Year Ended December 31,
	2013	2012
	(In thousands)
Total segment operating profit	$530,125	$641,660
Add (less):
Corporate & other(a)	86,145	(123,811)
Restructuring and other charges, net	(33,361)	(111,685)
GAAP Operating profit	$582,909	$406,164

Total segment income	$535,191	$661,156
Add (less):
Corporate & other	86,145	(123,831)
Restructuring and other charges, net	(33,361)	(111,685)
Interest and financing expenses	(31,559)	(32,800)
Other (expenses) income, net	(6,923)	1,229
Income tax expense	(136,322)	(82,533)
GAAP Net income attributable to Albemarle Corporation	$413,171	$311,536

(a)	Excludes corporate noncontrolling interest adjustments of $(20) for the year ended December 31, 2012.

Polymer Solutions
Polymer Solutions segment net sales for the year ended December 31, 2013 were $864.4 million, down $27.8 million, or 3%, in comparison to the same period in 2012. The decrease was driven mainly by our mid-year 2012 exit of the phosphorus flame retardants business, an impact of $33.6 million. Other unfavorable impacts from lower pricing in Flame Retardants and Additives and the weaker Japanese yen were more than offset by favorable overall volumes. Segment income for Polymer Solutions was down 22%, or $44.8 million, to $157.9 million for the year ended 2013 compared to 2012, as a result of lower pricing mainly in Flame Retardants and Additives, higher variable input costs, higher manufacturing costs, and unfavorable currency impacts mainly due to the weaker Japanese yen. Also contributing to the decrease was $2.5 million in higher net income attributable to noncontrolling interests in our JBC joint venture. These were partly offset by favorable volume impacts in Brominated Flame Retardants and Additives and favorable equity in net income from our unconsolidated investment in Magnifin.
Catalysts
Catalysts segment net sales for the year ended December 31, 2013 were $1.0 billion, a decrease of $66.3 million, or 6%, compared to the year ended December 31, 2012. This decrease was due mainly to unfavorable pricing on lower metals surcharges in Refinery Catalyst Solutions, and lower pricing and volumes in Performance Catalyst Solutions, partly offset by favorable volumes in Refinery Catalyst Solutions. Catalysts segment income decreased 16%, or $46.6 million, to $245.6 million for the year ended December 31, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to net unfavorable pricing impacts from volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions, unfavorable manufacturing costs, and $8.8 million lower equity in net income of unconsolidated investments. These were partly offset by favorable volume impacts in Refinery Catalysts Solutions.

Albemarle Corporation and Subsidiaries

Fine Chemistry
Fine Chemistry segment net sales for the year ended December 31, 2013 were $750.4 million, a decrease of $34.8 million, or 4%, versus the prior year. This decrease was primarily attributable to the timing of custom services projects, lower overall pricing impacts, and unfavorable volumes in our pharmaceutical businesses, partly offset by favorable bromine portfolio volumes. Segment income for the year ended December 31, 2013 was $131.7 million, down 21% from the corresponding period in 2012. The decrease was due to lower pricing, delays in product launches in our Fine Chemistry Services businesses, unfavorable volumes in our agricultural intermediates business, higher manufacturing costs and $5.4 million higher net income attributable to noncontrolling interests associated with a contractual reduction in our share of profits at our Jordan joint venture.
Corporate and other
For the year ended December 31, 2013, Corporate and other income was $86.1 million compared to Corporate and other expense of $123.8 million for the corresponding period in 2012. This decrease was primarily due to favorable pension and OPEB plan impacts. Corporate and other income for 2013 includes $143.1 million of pension and OPEB benefits (including mark-to market actuarial gains) compared to $68.0 million of pension and OPEB costs in 2012. Pension and OPEB costs included in Corporate and other for 2012 include a correction of $10.3 million (comprised of $3.5 million in cost of goods sold and $6.8 million in SG&A) for actuarial gains that relate to 2011.
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
Gross Profit
For the year ended December 31, 2012, our gross profit decreased $45.0 million, or 5%, from the corresponding 2011 period due mainly to overall unfavorable pricing impacts from volatility in both metals surcharges and related cost impacts in refinery catalysts (particularly rare earths), unfavorable foreign currency impacts and unfavorable manufacturing spending, partly offset by favorable overall volume impacts. Additionally, our gross profit for 2012 was impacted by approximately $26.3 million of pension and OPEB costs (including mark-to-market actuarial losses) allocated to cost of goods sold, as compared to $31.7 million in 2011. Pension and OPEB costs included in cost of goods sold for 2012 include a correction of $3.5 million for actuarial gains that relate to 2011. Overall, these factors contributed to our gross profit margin for the current year of 33.1% , essentially flat with the corresponding period in 2011.
Selling, General and Administrative Expenses
For the year ended December 31, 2012, our SG&A expenses decreased $46.8 million, or 13%, compared to the year ended December 31, 2011. This decrease was primarily due to lower personnel-related costs (particularly incentive compensation) and other spending as well as favorable impacts from foreign currency. Our SG&A expenses for 2012 were impacted by approximately $51.1 million of pension and OPEB costs (including mark-to-market actuarial losses), as compared to $65.5 million in 2011. Pension and OPEB costs included in SG&A for 2012 include a correction of $6.8 million for actuarial gains that relate to 2011. Additionally, SG&A expenses for 2012 included (a) a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees), and (b) an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.
As a percentage of net sales, SG&A expenses were 11.4% for the year ended December 31, 2012, compared to 12.6% for the corresponding period in 2011.

Albemarle Corporation and Subsidiaries

Research and Development Expenses
For the year ended December 31, 2012, our R&D expenses increased $1.8 million, or 2%, from the year ended December 31, 2011, due mainly to higher spending, partly offset by favorable impacts from foreign currency. As a percentage of net sales, R&D expenses were 2.9% for the 2012 period, compared to 2.7% in 2011.
Restructuring and Other Charges, Net
Restructuring and other charges, net were $111.7 million for the year ended December 31, 2012 and included the following items:

(a)
Net charges amounting to $100.8 million ($76.1 million after income taxes) in connection with our exit of the phosphorus flame retardants business. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $22 million, estimated site remediation costs of approximately $9 million, other estimated exit costs of approximately $3 million, partly offset by a gain of approximately $2 million related to the sale of our Nanjing, China manufacturing site. We began to realize favorable profit impacts from this program in the fourth quarter of 2012.

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
Income Tax Expense
The effective income tax rate for 2012 was 22.0% compared to 21.7% for 2011. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Also, our effective income tax rate for the 2012 period was impacted by discrete net tax benefit items of $1.0 million related principally to tax planning and the release of various tax reserves for uncertain domestic tax positions due to the expiration of the domestic statute of limitations related to the 2008 tax year, as well as $100.8 million of pre-tax charges ($76.1 million after taxes) associated with our exit of the phosphorus flame retardants business. For additional information about income tax rates, see Note 18, “Income Taxes” to our consolidated financial statements included in Item 8 beginning on page 53.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2012	% of net sales	2011	% of net sales	2012 vs. 2011
	(In thousands, except percentages)
Net sales:
Polymer Solutions	$892,232	32.5%	$1,001,922	34.9%	(11)%
Catalysts	1,067,948	38.9%	1,116,863	38.9%	(4)%
Fine Chemistry	785,240	28.6%	750,220	26.2%	5%
Total net sales	$2,745,420	100.0%	$2,869,005	100.0%	(4)%
Segment operating profit:
Polymer Solutions	$198,426	22.2%	$243,396	24.3%	(18)%
Catalysts	260,544	24.4%	290,065	26.0%	(10)%
Fine Chemistry	182,690	23.3%	162,726	21.7%	12%
Subtotal	641,660		696,187		(8)%
Equity in net income of unconsolidated investments:
Polymer Solutions	6,416		7,696		(17)%
Catalysts	31,651		36,259		(13)%
Fine Chemistry	—		—		—%
Corporate & other	—		(201)		(100)%
Total equity in net income of unconsolidated investments	38,067		43,754		(13)%
Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(2,221)		(9,803)		(77)%
Catalysts	—		—		—%
Fine Chemistry	(16,350)		(18,306)		(11)%
Corporate & other	(20)		26		*
Total net income attributable to noncontrolling interests	(18,591)		(28,083)		(34)%
Segment income:
Polymer Solutions	202,621	22.7%	241,289	24.1%	(16)%
Catalysts	292,195	27.4%	326,324	29.2%	(10)%
Fine Chemistry	166,340	21.2%	144,420	19.3%	15%
Total segment income	661,156		712,033		(7)%
Corporate & other	(123,831)		(178,568)		(31)%
Restructuring and other charges, net	(111,685)		—		*
Interest and financing expenses	(32,800)		(37,574)		(13)%
Other income, net	1,229		357		*
Income tax expense	(82,533)		(104,134)		(21)%
Net income attributable to Albemarle Corporation	$311,536		$392,114		(21)%
*Percentage calculation is not meaningful.

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

Polymer Solutions
Polymer Solutions segment net sales for the year ended December 31, 2012 were $892.2 million, down $109.7 million, or 11%, in comparison to the same period in 2011. The decrease was driven mainly by lower sales volumes in flame retardants of 7%, unfavorable currency impacts of 2% from a weaker Euro as compared to the U.S. dollar, and lower average pricing in our mineral flame retardants. These impacts were partly offset by favorable volumes in our stabilizers and curatives business and favorable average pricing in brominated flame retardants. Additionally, the second quarter exit from our phosphorus flame retardants business reduced revenue for the period by $24.0 million, or 2%, as compared to the prior year. Segment income for Polymer Solutions was down 16%, or $38.7 million, to $202.6 million for the year ended 2012 compared to 2011, due mainly to volume declines in flame retardants, lower pricing impacts in mineral flame retardants, unfavorable foreign currency impacts, and higher manufacturing costs, as well as lower equity in net income from our unconsolidated investment in Magnifin of $1.3 million compared to the corresponding period in 2011. These unfavorable results were offset in part by $7.6 million in lower net income attributable to noncontrolling interests in our JBC joint venture, favorable pricing in brominated flame retardants, and lower variable input costs. Additionally, the second quarter exit from our phosphorus flame retardants business increased segment income by $10.5 million, or 4%, as compared to the prior year.
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

Albemarle Corporation and Subsidiaries

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
Corporate and other
For the year ended December 31, 2012, our Corporate and other expense was $123.8 million compared to $178.6 million for the corresponding period in 2011. This decrease was primarily due to lower employee-related costs, including performance-based incentive compensation (reflected mainly in SG&A expenses). Additionally, Corporate and other expenses for 2012 include $68.0 million of pension and OPEB plan costs (including mark-to market actuarial losses) compared to $89.2 million of corresponding charges in 2011. Pension and OPEB costs included in Corporate and other for 2012 include a correction of $10.3 million for actuarial gains that relate to 2011.
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

Albemarle Corporation and Subsidiaries

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2013 and concluded there was no impairment as of that date.
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from five to forty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 10, “Goodwill and Other Intangibles” to our consolidated financial statements included in Item 8 beginning on page 53.
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

•
Rate of Increase in the Per Capita Cost of Covered Health Care Benefits—Eligible retirees receive fully insured medical benefits with the Company providing a cost sharing benefit subject to a cap. The pre-65 and post-65 caps were fully met as of January 1, 2013 and we do not anticipate increases in the cost sharing caps.

Actuarial gains and losses are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, are recorded on a quarterly basis. The market-related value of assets equals the actual market value as of the date of measurement.
During 2013, we made changes to the assumptions related to the discount rate, expected return on assets, and mortality scales. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2013, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred

Albemarle Corporation and Subsidiaries

methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2013 measurement date.
In selecting the discount rates for the foreign plans, we relied on Aon Hewitt methods, including the Aon Hewitt Top-Quartile and a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing Aa-graded corporate bonds in the Euro zone without special features or options, which could affect the duration. In some countries, the yield curve is based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
At December 31, 2013, the weighted-average discount rate was increased for the pension plans from 4.04% to 5.00% and for the OPEB plans from 4.00% to 5.03% to reflect market conditions as of the December 31, 2013 measurement date.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2013 and 2012, the weighted-average expected rate of return on domestic pension plan assets was 7.25% and 8.25%, respectively. The weighted-average expected rate of return on U.S. pension plan assets is 6.91% effective January 1, 2014. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2013 and 2012. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2014. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004 and benefit accruals will be frozen effective December 31, 2014. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004 which was expanded to include all non-represented employees effective January 1, 2013.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2013, the assumed weighted-average rate of compensation increase changed to 2.78% from 3.37% for the pension plans. The assumed weighted-average rate of compensation increase was 3.50% for the OPEB plans at December 31, 2013 and 2012.
At December 31, 2013, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(67,729)	$(66,173)	$81,152	$77,441
Other postretirement benefits	$(5,601)	$(5,601)	$6,830	$6,830
Expected return on plan assets:
Pension	*	$(5,989)	*	$6,052
Other postretirement benefits	*	$(32)	*	$(32)

* Not applicable.

Of the $622.2 million total pension and postretirement assets at December 31, 2013, $123.6 million, or approximately 20%, are measured using significant unobservable inputs (Level 3). Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 17, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Item 8 beginning on page 53.

Albemarle Corporation and Subsidiaries

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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by tax authorities for years prior to 2010 since the IRS has completed a review of our income tax returns through 2007 and our statute of limitations has expired for 2008 and 2009 except for the amount of any carryforward to 2010. We also are no longer subject to any U.S. state income tax audits prior to 2004.
With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2006. During 2013, the German tax authorities continued the audit of two of our German subsidiaries for 2006 through 2009 that began in 2011, and the Chinese tax authorities completed an audit of one of our Chinese subsidiaries for 2006 through 2010 that began in 2011. During 2011, we completed tax audits for one of our Belgian companies for 2008 and 2009, our Japanese company for 2006 through 2010, and two of our Chinese companies through 2010. No significant tax was assessed as a result of the completed audits.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $2.8 million as a result of closure of tax statutes.
We have designated the undistributed earnings of substantially all of our foreign operations as permanently reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits (E&P) principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be permanently reinvested.
Stock-based Compensation Expense
The fair value of restricted stock awards, restricted stock unit awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, restricted stock unit awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

Albemarle Corporation and Subsidiaries

Internal Control Over Financial Reporting
Section 404 of the Sarbanes Oxley Act of 2002 (SOX 404) requires that we make an assertion as to the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, provides its assessment of our effectiveness of internal control over financial reporting. In order to make our assertion, we are required to identify material financial and operational processes, document internal controls supporting the financial reporting process and evaluate the design and effectiveness of these controls. See “Management’s Report on Internal Control Over Financial Reporting” in Item 8.
We have a dedicated SOX 404 team to facilitate ongoing internal control testing, provide direction to the business groups and corporate staff in their control processes and assist in the overall assessment of internal control over financial reporting. Status and updates are provided to executive management and our Audit and Finance Committee of our Board of Directors on an ongoing basis. We also retain accounting firms other than our independent registered public accounting firm to assist us in our compliance with SOX 404.
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
Cash Flow
Our cash and cash equivalents were $477.2 million at December 31, 2013 as compared to $477.7 million at December 31, 2012. Cash provided by operating activities was $432.9 million, $488.8 million and $487.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
The decrease in cash provided by operating activities in 2013 versus 2012 was primarily due to a decrease in gross profit from our businesses offset by lower pension contributions and higher deferred income taxes. Cash provided by operating activities in 2012 was essentially flat versus 2011, with favorable impacts from lower pension contributions in 2012 being offset mainly by unfavorable impacts from lower profitability in 2012.
During 2013, proceeds from borrowings net of repayments, cash on hand and cash provided by operations funded payments of $582.3 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $155.3 million, dividends to shareholders of $78.1 million and pension and postretirement contributions of $13.3 million. Additionally, during 2013 our consolidated joint venture, JBC, paid a dividend of approximately $38 million, which resulted in a dividend to noncontrolling interests of $10.0 million. In 2012, cash on hand and cash from operations funded capital expenditures for plant, machinery and equipment of $280.9 million, $22.5 million in loans to our 50%-owned joint venture SOCC, repayments of debt, net of borrowings, of $63.8 million, repurchases of shares of our common stock of $63.6 million, dividends to shareholders of $69.1 million and $9.1 million in withholding taxes paid on stock-based compensation amounts distributed during the period. In 2011, our operating cash flows funded capital expenditures for plant machinery and equipment of $190.6 million, repurchases of common stock of $178.1 million, dividends to shareholders of $57.8 million and $100.2 million of repayments of debt, net of borrowings, during the year.
Net current assets increased to approximately $1.05 billion at December 31, 2013 from $1.02 billion at December 31, 2012. The increase in net current assets was due primarily to increases in accounts receivable and inventories, partly offset by increases in accounts payable, accrued expenses and the current portion of long-term debt.

Albemarle Corporation and Subsidiaries

Capital expenditures were $155.3 million, $280.9 million and $190.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and were incurred mainly for plant machinery and equipment. We expect our capital expenditures to approximate $130 million in 2014 for capacity increases, cost reduction and continuity of operations projects.
We made contributions to our defined benefit pension and OPEB plans of $13.3 million, $21.6 million and $59.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our supplemental executive retirement plan (SERP) in connection with the retirement of our former CEO and executive chairman.
On February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under its existing share repurchase program to 15 million from 3.9 million shares that remained outstanding under the program as of December 31, 2012. Under the existing Board authorized share repurchase program, on May 9, 2013, the Company entered into an accelerated share repurchase agreement with JPMorgan relating to a fixed-dollar, uncollared accelerated share repurchase program. Pursuant to the terms of the agreement, on May 10, 2013, the Company paid $450 million to JPMorgan and received an initial delivery of 5,680,921 shares with a fair market value of approximately $360 million. This purchase was funded through a combination of available cash on hand and debt. Under the terms of the agreement, on December 19, 2013, the transaction was completed and we received a final settlement of 1,384,011 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $1.01.
On February 3, 2014, we entered into an accelerated share repurchase agreement with Merrill Lynch International (“Merrill Lynch”), acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared accelerated share repurchase program pursuant to which we will purchase $50 million of our shares from Merrill Lynch. The shares will be purchased by Merrill Lynch in two $25 million tranches that may be settled separately or simultaneously. On February 3, 2014, we paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. The total number of shares to ultimately be purchased under the agreement will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $0.77. Final settlement may be accelerated, and the number of shares to be delivered upon final settlement may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. The agreement will be terminated at any time that our share price is at or below $30 per share. No more than 1.5 million shares can be repurchased under this program, and this program is expected to be completed by the end of April 2014.
During the year ended December 31, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, SOCC, pursuant to a long-term loan arrangement. The proceeds under this arrangement are for the construction of SOCC’s aluminum alkyls manufacturing facility. Our loan bears quarterly interest at the LIBOR plus 1.275% per annum (1.52% as of December 31, 2013), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. Also during the year ended December 31, 2012, we and our joint venture partner each advanced approximately 1.9 million Euros (approximately $2.6 million at December 31, 2013) to our 50%-owned joint venture, Eurecat S.A., pursuant to a long-term loan arrangement.
On February 25, 2014, we increased our quarterly dividend rate to $0.275 per share, a 15% increase from the quarterly rate of $0.24 per share paid in 2013.
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments under this workforce reduction plan are expected to occur through 2014. We do not anticipate a significant reduction in future operating expenses as a result of the workforce reduction because we plan to redeploy resources to research and development, sales and business development in support of our strategic objectives to more rapidly develop and commercialize new applications for bromine, protect and grow our flame retardants business and more aggressively expand our catalyst business into new markets.
In 2012 we recorded net charges amounting to $100.8 million ($76.1 million after income taxes) in connection with our exit of the phosphorus flame retardants business. We began to realize favorable profit impacts from this program in the fourth quarter of 2012, and we expect to fund the remaining obligations associated with these charges (approximately $9 million) with cash generated from our ongoing operations.

Albemarle Corporation and Subsidiaries

At December 31, 2013 and December 31, 2012, our cash and cash equivalents included $388.3 million and $319.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2013, 2012 and 2011, we repatriated approximately $7.2 million, $70.6 million and $98.5 million in cash, respectively, as part of these foreign cash repatriation activities.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that in 2014 we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided by operations and cash on hand, with additional cash needed, if any, provided by borrowings, including borrowings under our February 2014 credit agreement and our commercial paper program. The amount and timing of any additional borrowings will depend on our specific cash requirements.
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
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. We intend to designate this derivative financial instrument as an effective hedge under Accounting Standards Codification 815, Derivatives and Hedging.
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (the February 2014 credit agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement (the September 2011 credit agreement) dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from S&P and Moody’s. The applicable margin on the facility was 1.000% as of February 25, 2014. There were no

Albemarle Corporation and Subsidiaries

borrowings outstanding under the February 2014 credit agreement as of February 25, 2014 and there were no borrowings outstanding under the September 2011 credit agreement as of December 31, 2013.
Borrowings under the February 2014 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 credit agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in the February 2014 credit agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750 million. The proceeds from the issuance of the Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 credit agreement is available to repay the Notes, if necessary. Aggregate borrowings outstanding under the February 2014 credit agreement and the commercial paper program will not exceed the $750 million current maximum amount available under the February 2014 credit agreement. The Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance of the Notes. The maturities of the Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the Program contain customary representations, warranties, default and indemnification provisions.
At December 31, 2013, we had $363.0 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.23% and a weighted-average maturity of 21 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the February 2014 credit agreement.
The non-current portion of our long-term debt amounted to $1.1 billion at December 31, 2013, compared to $686.6 million at December 31, 2012. The increase is mainly attributable to the issuance of the commercial paper notes noted above. In addition, at December 31, 2013, we had the ability to borrow $387.0 million under our commercial paper program and the September 2011 credit agreement, and $233.8 million under other existing lines of credit, subject to various financial covenants under our September 2011 credit agreement. As noted above, on February 7, 2014, we replaced the September 2011 credit agreement with a new $750.0 million credit facility with substantially similar terms, referred to as the February 2014 credit agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2013 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $26.6 million at December 31, 2013. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Other Obligations
The following table summarizes our contractual obligations for capital projects, various take or pay and throughput agreements, long-term debt, operating leases and other commitments as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations(a)	$24,554	$327,070	$379,416	$46	$—	$350,000
Expected interest payments on long- term debt obligations(b)	33,665	19,559	16,499	15,750	15,750	31,500
Operating lease obligations (rental)	7,232	5,556	4,142	3,351	2,286	6,060
Take or pay / throughput agreements(c)	16,303	13,635	11,019	5,220	595	1,122
Letters of credit and guarantees	12,618	3,262	328	3,839	232	6,291
Capital projects	17,158	142	—	—	—	—
Payments in connection with global business realignment	33,361	—	—	—	—	—
Payments in connection with exit of phosphorus flame retardants business	8,928	—	—	—	—	—
Total	$153,819	$369,224	$411,404	$28,206	$18,863	$394,973

(a)
Amount for 2016 includes $363.0 million of Notes outstanding under our commercial paper program as of December 31, 2013. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under our credit agreement. In February 2014, the September 2011 credit agreement, which had a scheduled maturity date of September 22, 2016, was replaced by the February 2014 credit agreement, which has a scheduled maturity date of February 7, 2019.

(b)
These amounts are based on interest rates of 5.1% for the 2015 senior notes and 4.5% for the 2020 senior notes. A weighted average interest rate of 0.32% was used for our remaining long-term debt obligations.

(c)
These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Amounts in the table above exclude required employer pension contributions. Contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, are expected to approximate $5 million in 2014. We may choose to make additional pension contributions in excess of this amount. We made contributions of $9.8 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2013.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $29.8 million and $29.2 million at December 31, 2013 and 2012, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $25.7 million and $25.8 million at December 31, 2013 and 2012, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap.
On February 3, 2014, we paid $50 million to Merrill Lynch in connection with an accelerated share repurchase agreement that we entered into with Merrill Lynch on that date. For additional details about this transaction, see Cash Flow above.
Liquidity Outlook
We anticipate that cash on hand, cash provided by operating activities (including goals to reduce working capital by $100 million over two years) and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the

Albemarle Corporation and Subsidiaries

foreseeable future. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
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
At December 31, 2013, we had the ability to borrow approximately $621 million subject to the leverage covenant under our September 2011 credit agreement. On February 7, 2014, we replaced our September 2011 credit agreement with a new $750.0 million credit facility with substantially similar terms, referred to as the February 2014 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $477.2 million as of December 31, 2013 of which $388.3 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Our environmental and safety operating costs charged to expense were $44.0 million, $39.0 million and $35.4 million in 2013, 2012 and 2011, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2013 totaled approximately $16.6 million, a decrease of $3.7 million from $20.3 million at December 31, 2012. During the second quarter of 2012, the Company recorded $8.7 million in estimated site remediation liabilities at our Avonmouth, United Kingdom site as part of the charges associated with our exit of the phosphorus flame retardant business.
We believe that any sum we may be required to pay in connection with environmental remediation and asset retirement obligation matters in excess of the amounts recorded should occur over a period of time and should not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis, although any such sum

Albemarle Corporation and Subsidiaries

could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. See also Item 3. “Legal Proceedings” on page 23.
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $14.1 million, $25.4 million and $16.1 million in 2013, 2012 and 2011, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (i) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (ii) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.
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
In March 2013, the FASB issued accounting guidance that clarifies a parent company’s accounting for the cumulative foreign currency translation adjustment when the parent sells a part or all of its investment in a foreign entity. The guidance clarifies that the sale of an investment in a foreign entity includes both (a) events that result in the loss of a controlling financial interest in a foreign entity, and (b) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative foreign currency translation adjustment should be released into net income upon the occurrence of those events. This accounting guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to derecognition events occurring after the effective date. The impact of these new requirements on our financial statements will depend upon the nature, terms and size of derecognition events, if any, that may occur in the future related to any of our foreign entities.

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
The primary currencies to which we have foreign currency exchange rate exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Renminbi, Brazilian Real and the U.S. Dollar (in certain of our foreign locations). In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.
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
The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are intended to offset the changes in the value of the underlying exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income but do not have a significant impact on results of operations.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $321.4 million and with a fair value representing a net asset position of $0.2 million at December 31, 2013. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2013, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $16.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $12.0 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2013, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $397.9 million and $7.0 million outstanding at December 31, 2013 and 2012, respectively. These borrowings represented 37% and 1% of total outstanding debt and bore average interest rates of 0.30% and 1.74% at December 31, 2013 and 2012, respectively. A hypothetical 10% increase (approximately 3 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of December 31, 2013. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV	/S/ SCOTT A. TOZIER

Luther C. Kissam IV	Scott A. Tozier
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and
(principal executive officer)	Chief Accounting Officer
February 25, 2014	February 25, 2014

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Albemarle Corporation:
In our opinion, the financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 25, 2014

Albemarle Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2013	2012
Assets
Current assets:
Cash and cash equivalents	$477,239	$477,696
Trade accounts receivable, less allowance for doubtful accounts (2013—$1,614; 2012—$1,641)	446,864	378,973
Other accounts receivable	45,094	43,844
Inventories:
Finished goods	340,863	325,762
Raw materials	47,784	57,245
Stores, supplies and other	47,402	45,138
	436,049	428,145
Other current assets	77,669	78,655
Total current assets	1,482,915	1,407,313
Property, plant and equipment, at cost	2,972,084	2,818,604
Less accumulated depreciation and amortization	1,615,015	1,522,033
Net property, plant and equipment	1,357,069	1,296,571
Investments	212,178	207,141
Other assets	160,229	154,836
Goodwill	284,203	276,966
Other intangibles, net of amortization	88,203	94,464
Total assets	$3,584,797	$3,437,291
Liabilities and Equity
Current liabilities:
Accounts payable	$194,064	$172,866
Accrued expenses	190,533	177,546
Current portion of long-term debt	24,554	12,700
Dividends payable	19,197	17,471
Income taxes payable	8,015	4,426
Total current liabilities	436,363	385,009
Long-term debt	1,054,310	686,588
Postretirement benefits	53,903	60,815
Pension benefits	57,647	195,481
Other noncurrent liabilities	110,610	114,022
Deferred income taxes	129,188	63,368
Commitments and contingencies (Note 15)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 80,053 in 2013 and 88,899 in 2012	801	889
Additional paid-in capital	9,957	2,761
Accumulated other comprehensive income	116,245	85,264
Retained earnings	1,500,358	1,744,684
Total Albemarle Corporation shareholders’ equity	1,627,361	1,833,598
Noncontrolling interests	115,415	98,410
Total equity	1,742,776	1,932,008
Total liabilities and equity	$3,584,797	$3,437,291

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2013	2012	2011
Net sales	$2,616,416	$2,745,420	$2,869,005
Cost of goods sold	1,755,011	1,835,425	1,914,058
Gross profit	861,405	909,995	954,947
Selling, general and administrative expenses	162,889	313,227	360,070
Research and development expenses	82,246	78,919	77,083
Restructuring and other charges, net (Note 19)	33,361	111,685	—
Operating profit	582,909	406,164	517,794
Interest and financing expenses	(31,559)	(32,800)	(37,574)
Other (expenses) income, net	(6,923)	1,229	357
Income before income taxes and equity in net income of unconsolidated investments	544,427	374,593	480,577
Income tax expense	136,322	82,533	104,134
Income before equity in net income of unconsolidated investments	408,105	292,060	376,443
Equity in net income of unconsolidated investments (net of tax)	31,729	38,067	43,754
Net income	439,834	330,127	420,197
Net income attributable to noncontrolling interests	(26,663)	(18,591)	(28,083)
Net income attributable to Albemarle Corporation	$413,171	$311,536	$392,114
Basic earnings per share	$4.93	$3.49	$4.33
Diluted earnings per share	$4.90	$3.47	$4.28
Weighted-average common shares outstanding—basic	83,839	89,189	90,522
Weighted-average common shares outstanding—diluted	84,322	89,884	91,522
Cash dividends declared per share of common stock	$0.96	$0.80	$0.67
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2013	2012	2011
Net income	$439,834	$330,127	$420,197
Other comprehensive income (loss), net of tax:
Foreign currency translation	31,704	28,769	(13,565)
Pension and postretirement benefits	(502)	(4,071)	(1,362)
Other	135	134	162
Total other comprehensive income (loss), net of tax	31,337	24,832	(14,765)
Comprehensive income	471,171	354,959	405,432
Comprehensive income attributable to non-controlling interests	(27,019)	(18,488)	(27,878)
Comprehensive income attributable to Albemarle Corporation	$444,152	$336,471	$377,554
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2011	91,593,984	$916	$18,835	$74,889	$1,321,434	$1,416,074	$59,672	$1,475,746
Net income for 2011					392,114	392,114	28,083	420,197
Other comprehensive loss				(14,560)		(14,560)	(205)	(14,765)
Cash dividends declared for 2011					(60,450)	(60,450)		(60,450)
Stock-based compensation and other			26,556			26,556		26,556
Exercise of stock options	169,350	2	2,228			2,230		2,230
Shares repurchased	(3,000,000)	(30)	(39,870)		(138,232)	(178,132)		(178,132)
Tax benefit related to stock plans			10,574			10,574		10,574
Issuance of common stock, net	131,713	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(53,807)	(1)	(3,128)			(3,129)		(3,129)
Balance at December 31, 2011	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Balance at January 1, 2012	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Net income for 2012					311,536	311,536	18,591	330,127
Other comprehensive income (loss)				24,935		24,935	(103)	24,832
Cash dividends declared for 2012					(71,347)	(71,347)	(7,628)	(78,975)
Stock-based compensation and other			13,939			13,939		13,939
Exercise of stock options	949,170	9	21,139			21,148		21,148
Shares repurchased	(1,092,767)	(11)	(53,193)		(10,371)	(63,575)		(63,575)
Tax benefit related to stock plans			14,809			14,809		14,809
Issuance of common stock, net	341,620	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(140,054)	(1)	(9,123)			(9,124)		(9,124)
Balance at December 31, 2012	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income for 2013					413,171	413,171	26,663	439,834
Other comprehensive income				30,981		30,981	356	31,337
Cash dividends declared for 2013					(79,833)	(79,833)	(10,014)	(89,847)
Stock-based compensation and other			9,072			9,072		9,072
Exercise of stock options	191,732	2	5,551			5,553		5,553
Shares repurchased	(9,198,056)	(92)	(4,542)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock plans			3,266			3,266		3,266
Issuance of common stock, net	256,834	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(96,877)	(1)	(6,148)			(6,149)		(6,149)
Balance at December 31, 2013	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2013	2012	2011
Cash and cash equivalents at beginning of year	$477,696	$469,416	$529,650
Cash flows from operating activities:
Net income	439,834	330,127	420,197
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	107,370	99,020	96,753
Write-offs associated with restructuring and other	—	61,809	—
Stock-based compensation	10,164	15,211	27,069
Excess tax benefits realized from stock-based compensation arrangements	(3,266)	(14,809)	(10,574)
Equity in net income of unconsolidated investments (net of tax)	(31,729)	(38,067)	(43,754)
Dividends received from unconsolidated investments and nonmarketable securities	21,632	26,908	23,685
Pension and postretirement (benefit) expense	(132,707)	77,442	97,207
Pension and postretirement contributions	(13,294)	(21,610)	(59,773)
Unrealized gain on investments in marketable securities	(3,681)	(1,872)	(688)
Deferred income taxes	64,865	(14,587)	(11,198)
Change in current assets and liabilities:
Increase in accounts receivable	(65,906)	(25,992)	(16,435)
(Increase) decrease in inventories	(1,810)	7,364	(41,749)
Decrease (increase) in other current assets excluding deferred income taxes	5,261	(19,590)	4,499
Increase (decrease) in accounts payable	21,316	(16,798)	(11,971)
Increase in accrued expenses and income taxes payable	10,136	7,306	28,229
Other, net	4,674	16,904	(14,138)
Net cash provided by operating activities	432,859	488,766	487,359
Cash flows from investing activities:
Capital expenditures	(155,346)	(280,873)	(190,574)
Cash payments related to acquisitions and other	(2,565)	(3,360)	(13,164)
Cash proceeds from divestitures	—	9,646	—
Sales of (investments in) marketable securities, net	169	(1,615)	1,670
Long-term advances to joint ventures	—	(24,959)	—
Investments in equity and other corporate investments	—	—	(10,868)
Net cash used in investing activities	(157,742)	(301,161)	(212,936)
Cash flows from financing activities:
Repayments of long-term debt	(135,733)	(14,390)	(9,043)
Proceeds from borrowings of long-term debt	117,000	—	3,510
Other borrowings (repayments), net	398,544	(49,421)	(94,643)
Dividends paid to shareholders	(78,107)	(69,113)	(57,759)
Dividends paid to noncontrolling interests	(10,014)	(7,628)	—
Repurchases of common stock	(582,298)	(63,575)	(178,132)
Proceeds from exercise of stock options	5,553	21,148	2,230
Excess tax benefits realized from stock-based compensation arrangements	3,266	14,809	10,574
Withholding taxes paid on stock-based compensation award distributions	(6,149)	(9,124)	(3,129)
Debt financing costs	(108)	—	(2,727)
Net cash used in financing activities	(288,046)	(177,294)	(329,119)
Net effect of foreign exchange on cash and cash equivalents	12,472	(2,031)	(5,538)
(Decrease) increase in cash and cash equivalents	(457)	8,280	(60,234)
Cash and cash equivalents at end of year	$477,239	$477,696	$469,416

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
Property, Plant and Equipment
Property, plant and equipment include costs of assets constructed, purchased or leased under a capital lease, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. Costs associated with yearly planned major maintenance are deferred and amortized over 12 months or until the same major maintenance activities must be repeated, whichever is shorter. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal engineering group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (WACC) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to our company, and therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2013 and concluded there was no impairment as of that date.
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names are amortized over their estimated useful lives, generally for periods ranging from five to forty years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 10, “Goodwill and Other Intangibles.”
Pension Plans and Other Postretirement Benefits
Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of the pension and other postretirement benefit (OPEB) plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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

•
Rate of Increase in the Per Capita Cost of Covered Health Care Benefits—Eligible retirees receive fully insured medical benefits with the Company providing a cost sharing benefit subject to a cap. The pre-65 and post-65 caps were fully met as of January 1, 2013 and we do not anticipate increases in the cost sharing caps.

Actuarial gains and losses are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. The remaining components of pension and OPEB plan expense, primarily service cost, interest cost and expected return on assets, are recorded on a quarterly basis. The market-related value of assets equals the actual market value as of the date of measurement.
During 2013, we made changes to the assumptions related to the discount rate, expected return on assets, and mortality scales. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2013, the discount rates were calculated using the results from a bond matching technique

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2013 measurement date.
In selecting the discount rates for the foreign plans, we relied on Aon Hewitt methods, including the Aon Hewitt Top-Quartile and a yield curve derived from fixed-income security yields. The yield curve is generally based on a universe containing Aa-graded corporate bonds in the Euro zone without special features or options, which could affect the duration. In some countries, the yield curve is based on local government bond rates with a premium added to reflect corporate bond risk. Payments we expect to be made from our retirement plans are applied to the resulting yield curve. For each plan, the discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates.
Employee Savings Plans
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. With respect to our foreign subsidiaries, we have a plan in the Netherlands similar to a collective defined contribution plan.
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
Stock-based Compensation Expense
The fair value of restricted stock awards, restricted stock unit awards and performance unit awards is determined based on the number of shares or units granted and the quoted price of our common stock at grant date, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, restricted stock unit awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Our consolidated statements of income include foreign exchange transaction losses of $10.6 million, $4.9 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial risks and costs associated with global operating activities. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by fluctuations in the value of the underlying foreign currency exposures being hedged. Gains and losses on foreign currency forward contracts are recognized currently in income, but generally do not have a significant impact on results of operations.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. At December 31, 2013 and 2012, we had outstanding foreign currency forward contracts with notional values totaling $321.4 million and $274.0 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
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
In March 2013, the FASB issued accounting guidance that clarifies a parent company’s accounting for the cumulative foreign currency translation adjustment when the parent sells a part or all of its investment in a foreign entity. The guidance clarifies that the sale of an investment in a foreign entity includes both (a) events that result in the loss of a controlling financial interest in a foreign entity, and (b) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative foreign currency translation adjustment should be released into net income upon the occurrence of those events. This accounting guidance will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be applied prospectively to derecognition events occurring after the effective date. The impact of these new requirements on our financial statements will depend upon the nature, terms and size of derecognition events, if any, that may occur in the future related to any of our foreign entities.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Income taxes (net of refunds of $14,296, $1,849 and $4,339 in 2013, 2012 and 2011, respectively)	$51,772	$112,442	$123,341
Interest (net of capitalization)	$29,629	$31,144	$33,127
Supplemental non-cash disclosures related to exit of phosphorus flame retardants business:
Decrease in property, plant and equipment	$—	$(41,120)	$—
Decrease in accumulated depreciation	—	(17,870)	—
Decrease in other intangibles, net of amortization	—	(27,384)	—
Increase in accumulated other comprehensive income	—	12,268	—
Supplemental non-cash disclosures related to defined benefit pension plan net curtailment gain:
Decrease in accumulated other comprehensive income	$—	$(4,507)	$—
Supplemental non-cash disclosures related to other restructuring charges:
Decrease in property, plant and equipment	$—	$(5,002)	$—
Decrease in accumulated depreciation	—	(1,588)	—

NOTE 3—Earnings Per Share:
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$413,171	$311,536	$392,114
Denominator:
Weighted-average common shares for basic earnings per share	83,839	89,189	90,522
Basic earnings per share	$4.93	$3.49	$4.33
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$413,171	$311,536	$392,114
Denominator:
Weighted-average common shares for basic earnings per share	83,839	89,189	90,522
Incremental shares under stock compensation plans	483	695	1,000
Total shares	84,322	89,884	91,522
Diluted earnings per share	$4.90	$3.47	$4.28
The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under the treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2013, there were 468,120 common stock equivalents not included in the computation of diluted earnings per share.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2013, there were 13,133 unvested shares of restricted stock awards outstanding.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2013, no shares of preferred stock have been issued.
On October 13, 2011, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program up to a maximum of five million shares. On February 12, 2013, our Board of Directors authorized another increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those shares previously authorized but not yet repurchased.
Under the existing Board authorized share repurchase program, on May 9, 2013, the Company entered into an accelerated share repurchase agreement with J.P. Morgan Securities LLC (JPMorgan) relating to a fixed-dollar, uncollared accelerated share repurchase program. Pursuant to the terms of the agreement, JPMorgan immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On May 10, 2013, the Company paid $450 million to JPMorgan and received an initial delivery of 5,680,921 shares with a fair market value of approximately $360 million. This purchase was funded through a combination of available cash on hand and debt. The Company determined that the accelerated share repurchase agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. Under the terms of the agreement, on December 19, 2013, the transaction was completed and we received a final settlement of 1,384,011 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $1.01. The total number of shares repurchased under this agreement (7,064,932 shares) reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share during the year ended December 31, 2013.
During the year ended December 31, 2013, we repurchased a total of 9,198,056 shares of our common stock pursuant to the terms of our share repurchase program and the accelerated share repurchase agreement. During the years ended December 31, 2012 and 2011, we repurchased 1,092,767 and 3,000,000 shares of our common stock, respectively, pursuant to the terms of our share repurchase program. As of December 31, 2013, there were 5,939,594 remaining shares available for repurchase under our authorized share repurchase program.
On February 3, 2014, we entered into an accelerated share repurchase agreement with Merrill Lynch International (“Merrill Lynch”), acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared accelerated share repurchase program pursuant to which we will purchase $50 million of our shares from Merrill Lynch. The shares will be purchased by Merrill Lynch in two $25 million tranches that may be settled separately or simultaneously. Pursuant to the terms of this agreement, Merrill Lynch immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On February 3, 2014, we paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. Although the agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock. The total number of shares to ultimately be purchased under the agreement will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $0.77. Final settlement may be accelerated, and the number of shares to be delivered upon final settlement may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. The agreement will be terminated at any time that our share price is at or below $30 per share. No more than 1.5 million shares can be repurchased under this program, and this program is expected to be completed by the end of April 2014.

NOTE 4—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Value added tax/consumption tax	$21,956	$22,398
Other	23,138	21,446
Total	$45,094	$43,844

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Inventories:
Approximately 28% and 30% of our inventories are valued using the last-in, first-out (LIFO) method at December 31, 2013 and 2012, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $121.9 million and $126.6 million at December 31, 2013 and 2012, respectively, which are below replacement cost by approximately $41.7 million and $51.4 million, respectively.

NOTE 6—Other Current Assets:
Other current assets consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred income taxes—current(a)	$3,912	$4,197
Income tax receivables	26,310	26,208
Prepaid expenses	47,447	48,250
Total	$77,669	$78,655

(a)	See Note 18, “Income Taxes.”

NOTE 7—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2013 and 2012 (in thousands):

	Useful Lives (Years)	December 31,
		2013	2012
Land	—	$63,153	$61,123
Land improvements	5 – 30	52,452	51,218
Buildings and improvements	10 – 45	235,929	198,260
Machinery and equipment(a)	2 – 19	1,731,247	1,603,533
Machinery and equipment (major plant components)(b)	20 – 45	688,284	586,433
Long-term mineral rights and production equipment costs	7 – 60	85,514	83,089
Construction in progress	—	115,505	234,948
Total		$2,972,084	$2,818,604

(a)
Consists primarily of (1) short-lived production equipment components, office and building equipment and other equipment with estimated lives ranging 2 – 7 years, and (2) production process equipment (intermediate components) with estimated lives ranging 8 – 19 years.

(b)
Consists primarily of (1) production process equipment (major unit components) with estimated lives ranging 20 – 29 years, and (2) production process equipment (infrastructure and other) with estimated lives ranging 30 – 45 years.

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depreciation expense amounted to $99.3 million, $88.3 million and $83.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. Interest capitalized on significant capital projects in 2013, 2012 and 2011 was $6.1 million, $5.8 million and $2.4 million, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium manufacturing facility. Cash payments related to this acquisition were $6.5 million in 2011.
NOTE 8—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2013 and 2012 (in thousands).

	December 31,
	2013	2012
Joint ventures	$187,843	$185,928
Nonmarketable securities	534	923
Marketable equity securities	23,801	20,290
Total	$212,178	$207,141
Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2013	2012	2011
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG - a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
*	Stannica, LLC - a joint venture with PMC Group, Inc. that produces tin stabilizers	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above amounted to $172.9 million and $170.6 million as of December 31, 2013 and 2012, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $31.5 million, $37.0 million and $43.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $117.1 million and $106.1 million of our consolidated retained earnings at December 31, 2013 and 2012, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2013	2012
Summary of Balance Sheet Information:
Current assets	$313,446	$343,129
Noncurrent assets	198,776	212,587
Total assets	$512,222	$555,716

Current liabilities	$100,469	$129,105
Noncurrent liabilities	77,734	76,422
Total liabilities	$178,203	$205,527

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Summary of Statements of Income Information:
Net sales	$598,459	$601,233	$672,859
Gross profit	$169,406	$165,650	$189,691
Income before income taxes	$101,652	$105,329	$132,399
Net income	$71,294	$71,561	$88,414
We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $20.5 million, $25.6 million and $22.8 million in 2013, 2012 and 2011, respectively.
At December 31, 2013 and 2012, the carrying amount of our investments in unconsolidated joint ventures exceeded the amount of underlying equity in net assets by approximately $8.4 million and $12.1 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2013 and 2012, $1.4 million and $1.8 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.
The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $5.5 million and $6.6 million at December 31, 2013 and 2012, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.
Assets of the Benefit Protection Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2013 and 2012, these marketable securities amounted to $23.0 million and $20.3 million, respectively.
During the year ended December 31, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, Saudi Organometallic Chemicals Company (SOCC), pursuant to a long-term loan arrangement. Our loan bears quarterly interest at the London Inter-Bank Offered Rate (LIBOR) plus 1.275% per annum (1.52% and 1.58% as of December 31, 2013 and 2012, respectively), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. This loan receivable outstanding has been recorded in Other assets in our consolidated balance sheets at December 31, 2013 and 2012. The recorded value of this receivable approximates fair value as it bears interest based on prevailing variable market rates. Also during the year ended December 31, 2012, we and our joint venture partner each advanced 1.9 million Euros (approximately $2.6 million and $2.5 million at December 31, 2013 and 2012, respectively) to our 50%-owned joint venture, Eurecat S.A., pursuant to a long-term loan arrangement. During the year ended December 31, 2011, we made a capital contribution of $10.9 million to SOCC.
NOTE 9—Other Assets:
Other assets consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Deferred income taxes—noncurrent(a)	$65,667	$64,512
Assets related to unrecognized tax benefits(a)	25,730	25,788
Long-term advances to joint ventures(b)	25,124	25,017
Other	43,708	39,519
Total	$160,229	$154,836

(a)	See Note 18, “Income Taxes.”

(b)	See Note 8, “Investments.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—Goodwill and Other Intangibles:
Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents and other intangibles.
The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2013 and 2012 (in thousands):

	Polymer Solutions	Catalysts	Fine Chemistry	Total
Balance at December 31, 2011	$37,163	$211,210	$24,772	$273,145
Foreign currency translation adjustments	452	3,361	8	3,821
Balance at December 31, 2012	37,615	214,571	24,780	276,966
Foreign currency translation adjustments	457	6,677	103	7,237
Balance at December 31, 2013	$38,072	$221,248	$24,883	$284,203

Other intangibles consist of the following at December 31, 2013 and 2012 (in thousands):

	Customer Lists and Relationships	Trade Names(c)	Patents and Technology	Land Use Rights	Manufacturing Contracts and Supply/Service Agreements	Other	Total
Gross Asset Value
Balance at December 31, 2011	$100,078	$45,399	$45,973	$8,098	$13,782	$24,161	$237,491
Acquisitions(a)	—	—	1,500	—	—	—	1,500
Exit of phosphorus flame retardants business(b)	(16,189)	(19,441)	—	(1,915)	(5,470)	(1,122)	(44,137)
Foreign currency translation adjustments and other	1,278	985	403	20	211	373	3,270
Balance at December 31, 2012	85,167	26,943	47,876	6,203	8,523	23,412	198,124
Foreign currency translation adjustments and other	1,259	(36)	867	173	(185)	216	2,294
Balance at December 31, 2013	$86,426	$26,907	$48,743	$6,376	$8,338	$23,628	$200,418
Accumulated Amortization
Balance at December 31, 2011	$(30,281)	$(12,220)	$(35,212)	$(1,118)	$(11,113)	$(17,266)	$(107,210)
Amortization	(4,499)	(1,307)	(3,176)	(183)	(658)	(900)	(10,723)
Exit of phosphorus flame retardants business(b)	4,134	5,791	—	236	5,470	1,122	16,753
Foreign currency translation adjustments and other	(838)	(750)	(390)	(14)	(211)	(277)	(2,480)
Balance at December 31, 2012	(31,484)	(8,486)	(38,778)	(1,079)	(6,512)	(17,321)	(103,660)
Amortization	(4,332)	(995)	(797)	(166)	(647)	(1,129)	(8,066)
Foreign currency translation adjustments and other	(172)	511	(779)	(23)	185	(211)	(489)
Balance at December 31, 2013	$(35,988)	$(8,970)	$(40,354)	$(1,268)	$(6,974)	$(18,661)	$(112,215)
Net Book Value at December 31, 2012	$53,683	$18,457	$9,098	$5,124	$2,011	$6,091	$94,464
Net Book Value at December 31, 2013	$50,438	$17,937	$8,389	$5,108	$1,364	$4,967	$88,203

(a)	The increase of $1.5 million in Patents and Technology relates to our acquisition of certain patents in 2012 related to catalysts useful in the production of fuel products from renewable feedstocks.

(b)
In 2012 we reduced intangible assets by $44.1 million and related accumulated amortization by $16.8 million in connection with our exit of the phosphorus flame retardants business. See Note 19 “Special Items.”

(c)	Trade names include a gross carrying amount of $10.3 million for an indefinite-lived intangible asset.
Useful lives range from 15 – 25 years for customer lists and relationships; 11 – 35 years for trade names; 17 – 20 years for patents and technology; 37 – 40 years for land use rights; 6 – 12 years for manufacturing contracts and supply/service agreements; and 5 – 35 years for other.
Amortization of other intangibles amounted to $8.1 million, $10.7 million and $13.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated Amortization Expense
2014	$8,310
2015	$6,554
2016	$6,078
2017	$5,909
2018	$5,711

NOTE 11—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Employee benefits, payroll and related taxes	$41,955	$39,442
Taxes other than income taxes and payroll taxes	23,864	25,025
Deferred revenue	17,896	13,955
Accrued sales commissions	7,241	7,893
Accrued interest payable	7,716	7,816
Accrued utilities	8,608	9,108
Reduction in force accruals(a)	39,104	14,428
Other	44,149	59,879
Total	$190,533	$177,546

(a)	See Note 19, “Special Items.”

NOTE 12—Long-Term Debt:
Long-term debt consists of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
5.10% Senior notes, net of unamortized discount of $36 at December 31, 2013 and $70 at December 31, 2012	$324,964	$324,930
4.50% Senior notes, net of unamortized discount of $2,186 at December 31, 2013 and $2,500 at December 31, 2012	347,814	347,500
Commercial paper notes	363,000	—
Fixed rate foreign borrowings	7,879	19,458
Variable-rate foreign bank loans	34,910	7,006
Miscellaneous	297	394
Total long-term debt	1,078,864	699,288
Less amounts due within one year	24,554	12,700
Long-term debt, less current portion	$1,054,310	$686,588
Aggregate annual maturities of long-term debt as of December 31, 2013 are as follows (in millions): 2014—$24.6; 2015—$327.1; 2016—$379.4; 2017—$0.0; 2018—$0.0; thereafter—$350.0.
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (hereinafter referred to as the February 2014 credit agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement dated as of September 22, 2011 (the September 2011 credit agreement); (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Services (Moody’s).

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The applicable margin on the facility was 1.000% as of February 25, 2014. As of February 25, 2014, there were no borrowings outstanding under the February 2014 credit agreement.
Borrowings under the February 2014 credit agreement are conditioned upon compliance with the following covenants: (i) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (ii) with the exception of liens specified in our new credit facility, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 credit agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (iii) with the exception of indebtedness specified in the February 2014 credit agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. We believe that as of December 31, 2013, we were, and currently are, in compliance with all of our debt covenants.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 credit agreement is available to repay the Notes, if necessary. Aggregate borrowings outstanding under the February 2014 credit agreement and the commercial paper program will not exceed the $750.0 million current maximum amount available under the February 2014 credit agreement. The Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance of the Notes. The maturities of the Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the Program contain customary representations, warranties, default and indemnification provisions.
At December 31, 2013, we had $363.0 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.23% and a weighted-average maturity of 21 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the February 2014 credit agreement.
In September 2011, we amended and restated our previous credit facility. Fees and expenses of $2.7 million were incurred and paid in connection with this amendment. Borrowings under the September 2011 credit agreement bore interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranged from 0.900% to 1.400%, depending on the Company’s credit rating applicable from time to time. The applicable margin on the September 2011 credit agreement was 0.975% as of December 31, 2013. As of December 31, 2013 and 2012, we had no borrowings outstanding under the September 2011 credit agreement.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, bear interest at a rate of 5.10%, payable semi-annually on February 1 and August 1 of each year. The effective interest rate on these senior notes is approximately 5.19%. These senior notes mature on February 1, 2015.
Our $350.0 million aggregate principal amount of senior notes, issued on December 10, 2010, bear interest at a rate of 4.50%, payable semi-annually on June 15 and December 15 of each year. The effective interest rate on these senior notes is approximately 4.70%. These senior notes mature on December 15, 2020.
We have additional agreements with financial institutions that provide for borrowings under uncommitted credit lines up to a maximum of $60.0 million. There were no outstanding borrowings under these agreements at either December 31, 2013 or December 31, 2012. The average interest rate on borrowings under these agreements during 2013, 2012 and 2011was 0.89%, 1.49% and 1.43%, respectively.
We have an agreement with a foreign bank that provides immediate U.S Dollar or Euro-denominated borrowings under uncommitted credit lines up to a maximum of $48.0 million or the Euro equivalent. At December 31, 2013 and 2012, there were no outstanding borrowings under this agreement.
One of our foreign subsidiaries has agreements with several foreign banks, which provide immediate borrowings under uncommitted credit lines up to a maximum of 4.5 billion Japanese Yen (approximately $42.8 million at December 31, 2013, based on applicable exchange rates). At December 31, 2013 there were outstanding borrowings of $16.4 million and at December 31, 2012 there were no outstanding borrowings under these agreements. The weighted average interest rate on

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

borrowings under these agreements during 2013 and 2011 was 0.52% and 1.07%, respectively (there were no borrowings in 2012).
Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $93.3 million, of which $80.1 million supports foreign subsidiaries based in China. We have guaranteed these agreements. At December 31, 2013 and 2012, there were no outstanding borrowings under these agreements.
At December 31, 2013 and 2012, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the September 2011 credit agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2013 and 2012. At December 31, 2013, we had the ability to borrow $387.0 million under our commercial paper program and the September 2011 credit agreement, plus an additional $250.0 million if needed, subject to the terms of the September 2011 credit agreement.
Our consolidated joint venture JBC has foreign currency denominated debt, which amounted to $26.4 million at December 31, 2013 and 2012, and principally includes (i) foreign plant-related construction borrowings maturing in April 2015 amounting to $7.9 million and $13.5 million at December 31, 2013 and 2012, respectively, which bore interest at rates ranging from 2.09% to 5.3% at December 31, 2013, (ii) short-term borrowings of $18.5 million at December 31, 2013, bearing interest at 1.59% as of December 31, 2013, and (iii) a $6.0 million unsecured non-interest bearing loan from its other shareholder at December 31, 2012, which was repaid in 2013. At December 31, 2013, JBC had additional borrowing capacity of approximately $6.1 million.
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. We intend to designate this derivative financial instrument as an effective hedge under Accounting Standards Codification 815, Derivatives and Hedging.

NOTE 13—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Liabilities related to uncertain tax positions(a)	$29,834	$29,179
Executive deferred compensation plan obligation	23,030	20,265
Deferred revenue—long-term	2,444	3,362
Environmental liabilities(b)	9,213	17,213
Asset retirement obligations(b)	16,930	16,517
Other	29,159	27,486
Total	$110,610	$114,022

(a)	See Note 18, “Income Taxes.”

(b)	See Note 15, “Commitments and Contingencies.”

NOTE 14—Stock-based Compensation Expense:
Incentive Plans
We have various share-based compensation plans that authorize the granting of (i) stock options to purchase shares of our common stock, (ii) restricted stock and restricted stock units, (iii) performance unit awards and (iv) stock appreciation rights (SARs) to employees and non-employee directors. The plans provide for payment of incentive awards in one or more of the following at our option: cash, shares of our common stock, qualified and non-qualified stock options, SARs, restricted stock awards, restricted stock unit awards and performance unit awards. The share-based awards granted by us generally contain vesting provisions ranging from one to five years, and with respect to stock options granted by us, have a term of not more than ten years from the date of grant. Stock options granted to employees generally vest over three years and have a term of ten

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

years. Restricted stock and restricted stock unit awards vest in periods ranging from one to five years from the date of grant. Performance unit awards are earned at a level ranging from zero to 200% contingent upon the achievement of specific performance criteria over periods ranging from one to two years. Distribution of the earned units occurs generally 50% upon completion of a two-year measurement period with the remaining 50% of the earned units distributed one year thereafter.
We granted 297,924, 263,200 and 401,500 stock options during 2013, 2012 and 2011, respectively. There were no significant modifications made to any share-based grants during these periods.
On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Effective May 7, 2013, the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors and the 1996 Directors’ Deferred Compensation Plan (as amended and restated in 2005) were merged into the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). Under the Non-Employee Directors Plan, a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2013, there were 3,587,539 shares available for grant under the Incentive Plan and 485,600 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2013, 2012 and 2011 amounted to $10.2 million, $15.2 million and $27.1 million, respectively, and is included in cost of goods sold and selling, general and administrative (SG&A) expenses on the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2013, 2012 and 2011 amounted to $3.7 million, $5.6 million and $10.0 million, respectively.

The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	1,343,261	$41.78	7.2	$28,232
Granted	297,924	65.35
Exercised	(191,732)	28.96
Forfeited	(80,337)	61.39
Outstanding at December 31, 2013	1,369,116	$47.55	7.0	$22,795
Exercisable at December 31, 2013	854,031	$37.86	6.0	$21,977
The fair value of each option granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	1.58%	1.59%	1.53%
Volatility	33.55%	34.04%	33.04%
Average expected life (years)	6	6	6
Risk-free interest rate	2.18%	2.05%	3.67%
Fair value of options granted	$19.73	$20.00	$18.42
Dividend yield is the average of historical yields and those estimated over the average expected life. The stock volatility is based on historical volatilities of our common stock. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

patterns. The risk-free interest rate is based on the U.S. Treasury strip rate with stripped coupon interest for the period equal to the contractual term of the share option grant in effect at the time of grant.
The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $7.0 million, $37.4 million and $7.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2013 is approximately $6.1 million and is expected to be recognized over a remaining weighted-average period of 2.3 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $5.6 million and $2.5 million for the year ended December 31, 2013, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of period	364,100	$55.94
Granted	274,621	61.41
Vested	(228,001)	49.77
Forfeited	(39,317)	62.53
Nonvested, end of period	371,403	63.08
The weighted average grant date fair value of performance unit awards granted in 2013, 2012 and 2011 was $16.9 million, $19.7 million and $10.7 million, respectively. Performance units awarded in 2013 include shares with a weighted average grant date fair value of $6.3 million related to awards granted in 2011 that earned at a rate of 200% based upon the achievement of specific performance criteria. Performance units awarded in 2012 include shares with a weighted average grant date fair value of $8.9 million related to awards granted in 2011 and 2010 that earned at a rate of 200% based upon the achievement of specific performance criteria.
The weighted average fair value of performance unit awards that vested during 2013, 2012 and 2011 was $14.5 million, $18.3 million and $0.2 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2013 is approximately $2.4 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.1 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, beginning of period	142,805	$51.01
Granted	53,593	63.17
Vested	(51,416)	41.48
Forfeited	(33,787)	57.46
Nonvested, end of period	111,195	59.32

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2013, 2012 and 2011 was $3.4 million, $2.9 million and $3.7 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2013, 2012 and 2011 was $3.2 million, $7.4 million and $9.4 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2013 is approximately $3.4

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million and is expected to be recognized over a remaining weighted-average period of 1.6 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

NOTE 15—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$20,322	$12,359	$13,806
Expenditures	(3,013)	(1,451)	(1,081)
Changes in estimates recorded to earnings and other	(902)	227	(270)
Exit of phosphorus flame retardants business	—	8,700	—
Foreign currency translation	192	487	(96)
Balance, end of year	16,599	20,322	12,359
Less amounts reported in Accrued expenses	7,386	3,109	1,433
Amounts reported in Other noncurrent liabilities	$9,213	$17,213	$10,926
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
Approximately $7.3 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $6.2 million.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rental Expense
Our rental expenses include a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Minimum Operating Lease Payments
2014	$7,232
2015	$5,556
2016	$4,142
2017	$3,351
2018	$2,286
Thereafter	$6,060
Rental expense was approximately $30.7 million, $33.1 million, and $30.9 million for 2013, 2012 and 2011, respectively. Rental expense is shown net of rental income which was minimal during 2013, 2012 and 2011.
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

Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Letters of credit and other guarantees	$12,618	$3,262	$328	$3,839	$232	$6,291
The outstanding letters of credit are primarily related to insurance claim payment guarantees with expiration dates ranging from 2014 to 2022. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2013. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our estimated asset retirement obligations associated with certain property and equipment were $16.9 million and $16.5 million at December 31, 2013 and 2012, respectively. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.
We currently, and are from time to time, subject to transactional audits in various taxing jurisdictions and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

NOTE 16—Accumulated Other Comprehensive Income:
The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Foreign Currency Translation Adjustments(a)	Net Prior Service Benefit(b)	Unrealized Gain (Loss) on Marketable Securities	Other	Total
Balance at December 31, 2010	$69,605	$6,422	$(3)	$(1,135)	$74,889
Current period change	(17,269)	(2,156)	1	257	(19,167)
Tax benefit (expense)	3,909	794	(1)	(95)	4,607
Balance at December 31, 2011	56,245	5,060	(3)	(973)	60,329
Current period change	26,846	(6,533)	(5)	217	20,525
Tax benefit (expense)	2,026	2,462	2	(80)	4,410
Balance at December 31, 2012	85,117	989	(6)	(836)	85,264
Current period change	29,539	(781)	(3)	217	28,972
Tax benefit (expense)	1,809	279	1	(80)	2,009
Balance at December 31, 2013	$116,465	$487	$(8)	$(699)	$116,245

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

In accordance with accounting guidance issued by the FASB in February 2013 which became effective for us in the first quarter of 2013 on a prospective basis, below is information about amounts reclassified from accumulated other comprehensive income for the year ended December 31, 2013 (in thousands):

	Foreign Currency Translation Adjustments	Net Prior Service Benefit	Unrealized Loss on Marketable Securities	Other	Total
Accumulated other comprehensive income - balance at December 31, 2012	$85,117	$989	$(6)	$(836)	$85,264
Other comprehensive income (loss) before reclassifications	31,704	—	(2)	—	31,702
Amounts reclassified from accumulated other comprehensive income	—	(502)	—	137	(365)
Other comprehensive income (loss), net of tax	31,704	(502)	(2)	137	31,337
Other comprehensive income attributable to noncontrolling interests	(356)	—	—	—	(356)
Accumulated other comprehensive income - balance at December 31, 2013	$116,465	$487	$(8)	$(699)	$116,245

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
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. The benefit was an annual contribution to the defined contribution plan based on 5% of eligible employee compensation, which was further amended on January 1, 2007 to increase the annual contributions to 6% or 7% for eligible employees, depending on specified levels of years of service. On October 1, 2012 our Board of Directors approved additional plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and the annual contribution to the defined contribution plan for all participants is based on 5% of eligible employee compensation. Furthermore, our Board of Directors approved a one-time contribution to be made in December 2012 for active participants still in the U.S. defined benefit plan; the one-time contribution, in the amount of $10.1 million, was made into the defined contribution pension plan and into the EDCP for the amount of the one-time contribution that exceeded U.S. Internal Revenue Service (IRS) limits. The employer portion of contributions to our U.S. defined contribution plan amounted to $8.8 million, $14.8 million (including the one-time contribution made in the fourth quarter of 2012) and $4.5 million in 2013, 2012 and 2011, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions for our pension benefit plans (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Change in benefit obligations:
Benefit obligation at January 1	$762,395	$714,158	$674,665	$634,184
Service cost	13,962	12,177	12,741	11,274
Interest cost	29,883	28,406	31,636	29,843
Plan amendments	—	—	1,123	1,123
Actuarial (gain) loss	(88,392)	(85,774)	90,336	83,428
Benefits paid	(41,132)	(39,630)	(49,234)	(45,694)
Employee contributions	320	—	294	—
Foreign exchange loss	1,546	—	834	—
Benefit obligation at December 31	$678,582	$629,337	$762,395	$714,158

Change in plan assets:
Fair value of plan assets at January 1	$563,303	$554,179	$531,105	$522,408
Actual return on plan assets	83,853	83,499	62,577	62,167
Employer contributions	9,790	7,556	18,299	15,298
Benefits paid	(41,132)	(39,630)	(49,234)	(45,694)
Employee contributions	320	—	294	—
Foreign exchange gain	411	—	262	—
Fair value of plan assets at December 31	$616,545	$605,604	$563,303	$554,179

Funded status at December 31	$(62,037)	$(23,733)	$(199,092)	$(159,979)

	December 31, 2013		December 31, 2012
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(4,390)	$(2,856)	$(3,611)	$(2,015)
Noncurrent liabilities (pension benefits)	(57,647)	(20,877)	(195,481)	(157,964)
Net pension liability	$(62,037)	$(23,733)	$(199,092)	$(159,979)

Amounts recognized in accumulated other comprehensive income:
Prior service benefit	$(70)	$(441)	$(759)	$(1,181)
Net amount recognized	$(70)	$(441)	$(759)	$(1,181)

Weighted-average assumption percentages:
Discount rate	5.00%	5.14%	4.04%	4.10%
Rate of compensation increase	2.78%	3.50%	3.37%	3.50%
The accumulated benefit obligation for all defined benefit pension plans was $669.1 million and $738.7 million at December 31, 2013 and 2012, respectively.
Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs have been funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2013	2012
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$70,787	$68,935
Service cost	309	274
Interest cost	2,764	3,172
Actuarial (gain) loss	(6,165)	3,032
Benefits paid	(4,863)	(4,626)
Benefit obligation at December 31	$62,832	$70,787

Change in plan assets:
Fair value of plan assets at January 1	$6,611	$7,681
Actual return on plan assets	368	358
Employer contributions	3,504	3,198
Benefits paid	(4,863)	(4,626)
Fair value of plan assets at December 31	$5,620	$6,611

Funded status at December 31	$(57,212)	$(64,176)

	December 31,
	2013	2012
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,309)	$(3,361)
Noncurrent liabilities (postretirement benefits)	(53,903)	(60,815)
Net postretirement liability	$(57,212)	$(64,176)

Amounts recognized in accumulated other comprehensive income:
Prior service benefit	(429)	(525)
Net amount recognized	$(429)	$(525)

Weighted-average assumption percentages:
Discount rate	5.03%	4.00%
Rate of compensation increase	3.50%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits (credit) cost are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Service cost	$13,962	$12,177	$12,741	$11,274	$12,830	$11,169
Interest cost	29,883	28,406	31,636	29,843	32,933	30,945
Expected return on assets	(39,392)	(38,975)	(44,752)	(44,342)	(42,186)	(41,776)
Actuarial (gain) loss(a)	(132,916)	(130,297)	72,550	65,603	88,809	88,091
Amortization of prior service benefit	(689)	(741)	(757)	(812)	(953)	(1,009)
Total net pension benefits (credit) cost	$(129,152)	$(129,430)	$71,418	$61,566	$91,433	$87,420

Weighted-average assumption percentages:
Discount rate	4.04%	4.10%	5.04%	5.07%	5.40%	5.45%
Expected return on plan assets	7.20%	7.25%	8.19%	8.25%	8.19%	8.25%
Rate of compensation increase	3.37%	3.50%	3.96%	4.11%	3.93%	4.11%

(a)
In the second quarter of 2013, we identified that our consolidated statement of income for the year ended December 31, 2012 included a correction of $5.8 million (recorded in the second quarter of 2012) for pension plan actuarial gains that related to 2011. This amount was deemed to be not material with respect to our financial statements for the year ended December 31, 2012 and any prior period financial statements.

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic pension costs during 2014 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of prior service benefit	$(689)	$(741)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits (credit) cost are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
	Total Other Postretirement Benefits	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Service cost	$309	$274	$263
Interest cost	2,764	3,172	3,393
Expected return on assets	(413)	(488)	(509)
Actuarial (gain) loss(a)	(6,120)	3,161	3,324
Amortization of prior service benefit	(95)	(95)	(697)
Total net postretirement benefits (credit) cost	$(3,555)	$6,024	$5,774

Weighted-average assumption percentages:
Discount rate	4.00%	5.10%	5.30%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	4.00%	4.00%

(a)
In the second quarter of 2013, we identified that our consolidated statement of income for the year ended December 31, 2012 included a correction of $4.4 million (recorded in the second quarter of 2012) for postretirement plan actuarial gains that related to 2011. This amount was deemed to be not material with respect to our financial statements for the year ended December 31, 2012 and any prior period financial statements.

The estimated amounts to be amortized from accumulated other comprehensive income into net periodic postretirement costs during 2014 are as follows (in thousands):

Total Other Postretirement Benefits
Amortization of prior service benefit	$(95)
In estimating the expected return on plan assets, consideration is given to past performance and future performance expectations for the types of investments held by the plan, as well as the expected long-term allocations of plan assets to these investments. For the years 2013 and 2012, the weighted-average expected rate of return on domestic pension plan assets was 7.25% and 8.25%, respectively. The weighted-average expected rate of return on our domestic pension plan assets is 6.91% effective January 1, 2014. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2013 and 2012. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2014. The weighted-average expected rate of return on pension plan assets for foreign plans was 4.35% and 4.50% during 2013 and 2012, respectively.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2013, the assumed weighted-average rate of compensation increase changed to 2.78% from 3.37% for the pension plans. The assumed weighted-average rate of compensation increase was 3.50% for the OPEB plans at December 31, 2013 and 2012.

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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2013. Investments for which market quotations are readily available are valued at the closing price on the last business day of the year. Listed securities for which no sale was reported on such date are valued at the mean between the last reported bid and asked price. Securities traded in the over-the-counter market are valued at the closing price on the last business day of the year or at bid price. The net asset value of shares or units is based on the quoted market value of the underlying assets. The market value of corporate bonds is based on institutional trading lots and is most often reflective of bid price. Government securities are valued at the mean between bid and ask prices. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies.
The following table sets forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2013 (in thousands):

	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$167,627	$167,627	$—	$—
International Equity(b)	70,609	70,609	—	—
Fixed Income(c)	248,095	237,151	10,944	—
Absolute Return(d)	125,137	1,538	—	123,599
Cash	5,077	5,077	—	—
Total Pension Assets	$616,545	$482,002	$10,944	$123,599
Postretirement Assets:
Fixed Income(c)	$5,620	$—	$5,620	$—

(a)	Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.

(b)
Consists primarily of an international equity fund which invests in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

(c)	Consists primarily of mutual funds that hold debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)	Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2013 (in thousands):

Absolute Return:	Year Ended December 31, 2013
Beginning Balance	$70,829
Total gains relating to assets sold during the period(a)	994
Total unrealized losses relating to assets still held at the reporting date(a)	(4,511)
Purchases	76,643
Sales	(20,356)
Ending Balance	$123,599

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.
The following table sets forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2012 (in thousands):

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

(b)	Consists primarily of international equity funds which include stocks and debt obligations of non-U.S. entities that primarily track or are actively managed and measured against various MSCI indices.

(c)	Consists primarily of fixed income mutual funds, corporate bonds, U.S. Treasury notes, other government securities and insurance policies.

(d)	Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below.
The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2012 (in thousands):

Absolute Return:	Year Ended December 31, 2012
Beginning Balance	$73,025
Total losses relating to assets sold during the period(a)	(31)
Total unrealized gains relating to assets still held at the reporting date(a)	2,311
Sales	(4,476)
Ending Balance	$70,829

(a)	These gains (losses) are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.
The investment objective of the U.S. pension plan assets is preservation of capital while achieving solid returns. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

allocations include 65% in return enhancement exposure and the remaining 35% in risk management exposure. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2013 and 2012, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
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
We made contributions to our defined benefit pension and OPEB plans of $13.3 million, $21.6 million and $59.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our supplemental executive retirement plan (SERP) in connection with the retirement of our former CEO and executive chairman. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $5 million in 2014. Also, we expect to pay approximately $3 million in premiums to our U.S. postretirement benefit plan in 2014. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflect expected future service, amounts to (in millions):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits
2014	$40.0	$37.6	$4.8
2015	$39.6	$37.8	$4.9
2016	$41.2	$39.4	$5.0
2017	$43.2	$40.9	$4.9
2018	$46.2	$44.5	$4.8
2019-2023	$236.3	$223.0	$21.4
We have a SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. (Credits) costs relating to our SERP were $(1.5) million, $10.3 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2013 and 2012 was $21.8 million and $30.9 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $2.9 million are expected to be paid to SERP retirees in 2014. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2012, and before December 31, 2013, final average earnings shall be determined as of December 31, 2012. For participants who retire on or after December 31, 2013 and before December 31, 2014, final average earnings shall be determined as of December 31, 2013. And for participants who retire on or after December 31, 2014, final average earnings shall be determined as of December 31, 2014. In addition to freezing the accrued benefits as of December 31, 2014, our Board of Directors also authorized the application in 2013 and 2014 of the higher benefit formula approved for the U.S. qualified defined benefit plan and an offset factor that will be applied to accrued benefits earned in 2013 and 2014.
At December 31, 2013, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plans
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $10.6 million, $9.5 million and $9.1 million in 2013, 2012 and 2011, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $10.3 million, $9.5 million and $9.9 million in 2013, 2012 and 2011, respectively, in annual premiums and related costs pertaining to this plan.
Other Postemployment Benefits
Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance, which are accounted for in accordance with authoritative guidance. The accrued postemployment benefit liability was $0.8 million and $0.6 million at December 31, 2013 and 2012, respectively.

NOTE 18—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$355,375	$316,856	$209,714
Foreign	189,052	57,737	270,863
Total	$544,427	$374,593	$480,577

Current income tax expense:
Federal	$52,413	$71,930	$82,379
State	2,121	6,478	4,774
Foreign	16,923	18,712	28,179
Total	$71,457	$97,120	$115,332

Deferred income tax expense (benefit):
Federal	$72,299	$(2,632)	$(23,060)
State	2,525	477	(417)
Foreign	(9,959)	(12,432)	12,279
Total	$64,865	$(14,587)	$(11,198)

Total income tax expense	$136,322	$82,533	$104,134

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant differences between the U.S. federal statutory rate and the effective income tax rate are as follows:

	% of Income Before Income Taxes
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.7	1.4	0.6
Change in valuation allowance(a)	(2.2)	3.4	(0.3)
Impact of foreign earnings, net(b)	(10.3)	(6.1)	(10.9)
Depletion	(0.9)	(1.3)	(0.9)
Revaluation of unrecognized tax benefits/reserve requirements(c)	(0.1)	(1.7)	(0.1)
Domestic Manufacturing tax deduction(d)	(0.9)	(3.8)	(1.2)
Undistributed earnings of foreign subsidiaries(b)	2.9	(4.9)	(0.4)
Other items, net	0.8	—	(0.1)
Effective income tax rate	25.0%	22.0%	21.7%

(a)
During 2013, the Avonmouth, United Kingdom legal entity was dissolved, therefore the corresponding valuation allowance and deferred tax assets were written off. During 2012, a valuation allowance was established for $15.9 million as a result of the planned shut-down of our Avonmouth, United Kingdom legal entity in connection with our exit of the phosphorus flame retardants business. See Note 19, “Special Items.”

(b)
In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as permanently reinvested. The benefit of the lower tax rates in the jurisdictions for which we made this designation have been reflected in our effective income tax rate. During 2013, 2012 and 2011, we received distributions of $12.3 million, $56.9 million and $33.8 million, respectively, from various foreign subsidiaries and joint ventures and realized an expense (benefit), net of foreign tax credits, of $2.4 million, $(1.8) million and $5.4 million, respectively, related to the repatriation of these high taxed earnings. We have asserted for all periods being reported, permanent reinvestment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is permanent. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. In 2012, undistributed foreign subsidiary earnings were primarily impacted by a $17.4 million change related to the closure of our Avonmouth, United Kingdom site in connection with our exit of the phosphorus flame retardants business.

(c)	During 2012, we released various tax reserves primarily related to the expiration of the applicable U.S. federal statute of limitations for 2008 which provided a net benefit of $5.2 million.

(d)
During 2012, we amended the calculation of the domestic manufacturing tax deduction for the year 2010 and filed the 2011 tax return. As a result, in 2012 we recognized tax benefits of $1.5 million and $3.0 million related to the 2010 and 2011 tax years, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Postretirement benefits other than pensions	$300	$14,900
Accrued employee benefits	31,089	26,603
Operating loss carryovers	88,614	74,934
Pensions	37,172	74,521
Tax credit carryovers	35,170	37,684
Undistributed earnings of foreign subsidiaries	—	15,583
Other	15,447	23,280
Gross deferred tax assets	207,792	267,505
Valuation allowance	(33,757)	(49,562)
Deferred tax assets	174,035	217,943

Deferred tax liabilities:
Depreciation	(213,575)	(193,021)
Foreign currency translation adjustments	(3,104)	(4,933)
Undistributed earnings of foreign subsidiaries	(71)	—
Other	(19,747)	(20,348)
Deferred tax liabilities	(236,497)	(218,302)

Net deferred tax liabilities	$(62,462)	$(359)

Classification in the consolidated balance sheets:
Current deferred tax assets	$3,912	$4,197
Current deferred tax liabilities	(2,853)	(5,700)
Noncurrent deferred tax assets	65,667	64,512
Noncurrent deferred tax liabilities	(129,188)	(63,368)
Net deferred tax liabilities	$(62,462)	$(359)
Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$(49,562)	$(36,419)	$(39,802)
Additions	(4,359)	(20,182)	(6,155)
Deductions	20,164	7,039	9,538
Balance at December 31	$(33,757)	$(49,562)	$(36,419)
At December 31, 2013, we had approximately $36.6 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2016 and 2023. We have established valuation allowances for $3.2 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2013, we have, on a pre-tax basis, $31.6 million of domestic net operating losses and $279.8 million of foreign net operating loss carryovers. We have established pre-tax valuation allowances for $101.6 million of those foreign net operating loss carryovers since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances for $0.8 million related to foreign deferred tax assets not related to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

future taxable income change. We believe that it is more likely than not that the Company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.
Liabilities related to uncertain tax positions were $29.8 million and $29.2 million at December 31, 2013 and 2012, respectively, inclusive of interest and penalties of $0.7 million and $0.8 million at December 31, 2013 and 2012, respectively, and are reported in Other noncurrent liabilities as provided in Note 13. These liabilities at December 31, 2013 and 2012 were reduced by $25.7 million and $25.8 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 9. The resulting net liabilities of $3.4 million and $2.6 million at December 31, 2013 and 2012, respectively, if recognized and released, would favorably affect earnings.
The liabilities related to uncertain tax positions, exclusive of interest, were $29.1 million and $28.4 million at December 31, 2013 and 2012, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at January 1	$28,398	$29,789	$20,949
Additions for tax positions related to prior years	—	4,242	—
Reductions for tax positions related to prior years	(348)	—	(1,639)
Additions for tax positions related to current year	2,061	3,639	10,802
Lapses in statutes of limitations	(473)	(10,057)	(323)
Foreign currency translation adjustment	(495)	785	—
Balance at December 31	$29,143	$28,398	$29,789
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by tax authorities for years prior to 2010 since the IRS has completed a review of our income tax returns through 2007 and our statute of limitations has expired for 2008 and 2009 except for the amount of any carryforward to 2010. We also are no longer subject to any U.S. state income tax audits prior to 2004.
With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2006. During 2013, the German tax authorities continued the audit of two of our German subsidiaries for 2006 through 2009 that began in 2011, and the Chinese tax authorities completed an audit of one of our Chinese subsidiaries for 2006 through 2010 that began in 2011. During 2011, we completed tax audits for one of our Belgian companies for 2008 and 2009, our Japanese company for 2006 through 2010, and two of our Chinese companies through 2010. No significant tax was assessed as a result of the completed audits.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $2.8 million as a result of closure of tax statutes.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Special Items:
Restructuring and other charges, net reported in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Charges in connection with global business realignment(a)	$33,361	$—	$—
Exit of phosphorus flame retardants business(b)	—	100,777	—
Defined benefit pension plan curtailment gain, net(c)	—	(4,507)	—
Employer contribution to defined contribution plan(c)	—	10,081	—
Other(d)	—	5,334	—
Total Restructuring and other charges, net	$33,361	$111,685	$—

(a)
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments under this workforce reduction plan are expected to occur through 2014.

(b)
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

(c)
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

(d)	In the fourth quarter of 2012 we recorded charges amounting to $5.3 million ($4.3 million after income taxes) related to changes in product sourcing and other items.
We had the following activity in our recorded workforce reduction liabilities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$15,898	$4,780	$7,074
Workforce reduction charges(a)	33,361	21,640	1,859
Payments	(8,915)	(10,929)	(4,292)
Amount reversed to income(b)	(1,209)	(45)	19
Foreign currency translation	(31)	452	120
Balance, end of year	39,104	15,898	4,780
Less amounts reported in Accrued expenses	39,104	14,428	2,843
Amounts reported in Other noncurrent liabilities	$—	$1,470	$1,937

(a)	The year ended December 31, 2013 includes charges amounting to $33.4 million in connection with the announced realignment of our operating segments effective January 1, 2014 as described above.
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

(b)	Amounts reversed to income reflect adjustments based on actual timing and amount of final settlements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2013		2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,078,864	$1,109,878	$699,288	$764,784
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2013 and 2012, we had outstanding foreign currency forward contracts with notional values totaling $321.4 million and $274.0 million, respectively. At December 31, 2013, $0.2 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts. At December 31, 2012, $0.3 million was included in Other accounts receivable and $0.8 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the years ended December 31, 2013, 2012 and 2011 we recognized (losses) gains of $(1.1) million, $5.1 million and $1.0 million, respectively, in Other (expenses) income, net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other (expenses) income, net. Also, for the years ended December 31, 2013, 2012 and 2011, we recorded $1.1 million, $(5.1) million and $(1.0) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $(1.8) million, $4.8 million and $(3.0) million, respectively, in Other, net in our consolidated statements of cash flows.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2013. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$23,030	$23,030	$—	$—
Equity securities (b)	$771	$21	$—	$750
Foreign currency forward contracts (c)	$161	$—	$161	$—
Pension assets (d)	$616,545	$482,002	$10,944	$123,599
Postretirement assets (d)	$5,620	$—	$5,620	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$23,030	$23,030	$—	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$20,265	$20,265	$—	$—
Equity securities (b)	$25	$25	$—	$—
Foreign currency forward contracts (c)	$262	$—	$262	$—
Pension assets (d)	$563,303	$247,463	$245,011	$70,829
Postretirement assets (d)	$6,611	$—	$6,611	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$20,265	$20,265	$—	$—
Foreign currency forward contracts (c)	$771	$—	$771	$—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other in our consolidated statements of comprehensive income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

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

(d)	See Note 17 “Pension Plans and Other Postretirement Benefits” for further information about fair value measurements of our pension and postretirement plan assets.

NOTE 22—Acquisitions:
On October 1, 2013, we acquired Cambridge Chemical Company, Ltd., for consideration of approximately $3.6 million. Cash payments related to this acquisition were $2.3 million in 2013. On May 11, 2011, we announced that we had expanded our presence in the biofuels market with the acquisition of Catilin Inc. Cash payments related to this acquisition were $4.5 million in 2011. In the third quarter of 2010, we purchased certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and TMG manufacturing site. Cash payments related to this acquisition were $6.5 million in 2011.

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
Summarized financial information concerning our reportable segments is shown in the following tables. The Corporate & other segment includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to each segment whereas the remaining components of pension and OPEB benefits cost or credit are included in Corporate and other.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Net sales:
Polymer Solutions	$864,388	$892,232	$1,001,922
Catalysts	1,001,606	1,067,948	1,116,863
Fine Chemistry	750,422	785,240	750,220
Total net sales	$2,616,416	$2,745,420	$2,869,005
Segment operating profit:
Polymer Solutions	$153,747	$198,426	$243,396
Catalysts	222,749	260,544	290,065
Fine Chemistry	153,629	182,690	162,726
Total segment operating profit	530,125	641,660	696,187
Equity in net income of unconsolidated investments:
Polymer Solutions	8,875	6,416	7,696
Catalysts	22,854	31,651	36,259
Fine Chemistry	—	—	—
Corporate & other	—	—	(201)
Total equity in net income of unconsolidated investments	31,729	38,067	43,754
Net (income) loss attributable to noncontrolling interests:
Polymer Solutions	(4,753)	(2,221)	(9,803)
Catalysts	—	—	—
Fine Chemistry	(21,910)	(16,350)	(18,306)
Corporate & other	—	(20)	26
Total net income attributable to noncontrolling interests	(26,663)	(18,591)	(28,083)
Segment income:
Polymer Solutions	157,869	202,621	241,289
Catalysts	245,603	292,195	326,324
Fine Chemistry	131,719	166,340	144,420
Total segment income	535,191	661,156	712,033
Corporate & other(a)	86,145	(123,831)	(178,568)
Restructuring and other charges(b)	(33,361)	(111,685)	—
Interest and financing expenses	(31,559)	(32,800)	(37,574)
Other (expenses) income, net	(6,923)	1,229	357
Income tax expense	(136,322)	(82,533)	(104,134)
Net income attributable to Albemarle Corporation	$413,171	$311,536	$392,114

(a)
For the years ended December 31, 2013, 2012 and 2011, Corporate and other includes $143.1 million, $(68.0) million and $(89.2) million, respectively, of pension and OPEB plan credits (costs) (including mark-to-market actuarial gains and losses).

(b)	See Note 19, “Special Items.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2013	2012	2011
		(In thousands)
Identifiable assets:
Polymer Solutions	$630,703	$628,489	$692,924
Catalysts	1,538,688	1,440,745	1,308,528
Fine Chemistry	655,567	613,655	512,676
Corporate & other	759,839	754,402	689,696
Total identifiable assets	$3,584,797	$3,437,291	$3,203,824
Goodwill:
Polymer Solutions	$38,072	$37,615	$37,163
Catalysts	221,248	214,571	211,210
Fine Chemistry	24,883	24,780	24,772
Total goodwill	$284,203	$276,966	$273,145

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Depreciation and amortization:
Polymer Solutions	$28,589	$28,992	$30,436
Catalysts	46,028	43,876	43,978
Fine Chemistry	30,565	24,238	21,004
Corporate & other	2,188	1,914	1,335
Total depreciation and amortization	$107,370	$99,020	$96,753
Capital expenditures:
Polymer Solutions	$36,667	$43,195	$51,186
Catalysts	57,529	117,111	63,478
Fine Chemistry	60,836	119,088	60,679
Corporate & other	314	1,479	15,231
Total capital expenditures	$155,346	$280,873	$190,574

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Net Sales:(a)
United States	$1,022,220	$1,053,068	$1,106,580
Foreign	1,594,196	1,692,352	1,762,425
Total	$2,616,416	$2,745,420	$2,869,005

(a)	No sales in a foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2013	2012	2011
		(In thousands)
Long-Lived Assets:
United States	$748,719	$735,269	$652,022
Netherlands	193,775	192,540	185,799
Jordan	227,818	209,133	141,725
Brazil	78,078	85,353	83,452
Germany	86,175	72,797	70,051
China	41,858	39,542	64,449
France	34,523	32,305	28,652
Korea	86,827	81,962	25,008
United Kingdom	3,665	—	12,436
Other foreign countries	47,139	33,598	46,323
Total	$1,548,577	$1,482,499	$1,309,917
Net sales to external customers in each of the segments consists of the following:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Polymer Solutions:
Flame Retardants	$620,972	$665,293	$780,541
Stabilizers and Curatives	243,416	226,939	221,381
Total Polymer Solutions	$864,388	$892,232	$1,001,922
Catalysts:
Performance Catalyst Solutions	$232,769	$273,015	$265,381
Refinery Catalysts	768,837	794,933	851,482
Total Catalysts	$1,001,606	$1,067,948	$1,116,863
Fine Chemistry:
Performance Chemicals	$461,740	$463,179	$460,026
Fine Chemistry Services and Intermediates Business	288,682	322,061	290,194
Total Fine Chemistry	$750,422	$785,240	$750,220

Effective January 1, 2014, the Company’s assets and businesses were realigned under two operating segments. The Performance Chemicals segment will include Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, and the Catalyst Solutions segment will include Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2013
Net sales	$641,625	$634,197	$648,638	$691,956
Gross profit	$199,590	$196,639	$211,649	$253,527
Restructuring and other charges, net(a)	$—	$—	$—	$33,361
Net income attributable to Albemarle Corporation	$83,987	$82,739	$90,512	$155,933
Basic earnings per share	$0.95	$0.98	$1.11	$1.92
Shares used to compute basic earnings per share	88,719	84,028	81,385	81,226
Diluted earnings per share	$0.94	$0.98	$1.11	$1.91
Shares used to compute diluted earnings per share	89,236	84,489	81,852	81,713

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2012
Net sales	$711,704	$684,894	$661,226	$687,596
Gross profit	$250,980	$249,288	$217,750	$191,977
Restructuring and other charges, net(a)	$—	$94,703	$—	$16,982
Net income attributable to Albemarle Corporation	$114,262	$50,089	$109,459	$37,726
Basic earnings per share	$1.28	$0.56	$1.23	$0.42
Shares used to compute basic earnings per share	88,997	89,414	89,327	89,018
Diluted earnings per share	$1.27	$0.56	$1.22	$0.42
Shares used to compute diluted earnings per share	89,947	90,051	89,879	89,660

(a)	See Note 19, “Special Items.”

As discussed in Note 1, “Summary of Significant Accounting Policies,” actuarial gains and losses are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. See Note 17, “Pension Plans and Other Postretirement Benefits” for information about actuarial gains and losses recognized in our consolidated statements of income for the years ended December 31, 2013 and 2012.

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
Design and Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (1992) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is contained in the Proxy Statement and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 in Part I of this Annual Report, is incorporated herein.
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

Albemarle Corporation and Subsidiaries

accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Business Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 28, 2013. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 53 to 99:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

Albemarle Corporation and Subsidiaries

3.1
Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-119723) and incorporated herein by reference].

3.2
Amended and Restated Bylaws of the registrant effective as of October 16, 2013 [filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (No. 1-12658), and incorporated herein by reference].

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

10.1
Credit Agreement, dated as of February 7, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, and certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 7, 2014, and incorporated herein by reference].

10.2
2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex A to the Company’s definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on March 28, 2013, and incorporated herein by reference].

10.3
Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.4
Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on February 26, 2003, and incorporated herein by reference].

10.5
First Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.6
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

10.8
First Amendment to the Albemarle Corporation Directors’ Deferred Compensation Plan, dated as of May 13, 2009 [filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (No. 1-12658), and incorporated herein by reference].

10.9	Form of Stock Option Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 24, 2012, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.10
Form of Amendment to Outstanding Stock Option Agreements [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.11	Form of Restricted Stock Unit Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 28, 2012, and incorporated herein by reference].

10.12	Form of Performance Stock Unit Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658), filed February 24, 2012, and incorporated herein by reference].

10.13	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.14	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.15	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.16
Form of Amendment to Outstanding Performance Unit Agreements [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.17
Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 14, 2005, and incorporated herein by reference].

10.18
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

10.21
2006 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on April 20, 2006, and incorporated herein by reference].

10.22
Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.23	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 12, 2011, and incorporated herein by reference].

10.24
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

10.26	Albemarle Corporation 2008 Incentive Plan [filed as Annex A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.27
First Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 31, 2009, and incorporated herein by reference].

10.28
2008 Stock Compensation Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex B to the Company’s definitive Proxy Statement (No. 1-12658) filed on March 12, 2008, and incorporated herein by reference].

10.29
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658) filed on August 7, 2008, and incorporated herein by reference].

10.30
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

10.31
Second Amendment to the Albemarle Corporation 2008 Incentive Plan [filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

10.32
First Amendment to the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors [filed as Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Commission on March 9, 2010 and incorporated herein by reference].

10.33
Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 28, 2007 [filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 1-12658), and incorporated herein by reference].

10.34
Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of April 16, 2010 [filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 1-12658), and incorporated herein by reference].

10.35
Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of October 20, 2010 [filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 1-12658), and incorporated herein by reference].

10.36
Fifth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 27, 2012 [filed as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 1-12658), and incorporated herein by reference].

10.37
Second Amendment to the Albemarle Corporation Director’s Deferred Compensation Plan, dated as of December 12, 2012 [filed as Exhibit 10.40 to the Company’s Form 10-K for the year ended December 31, 2012 (No. 1-12658), and incorporated herein by reference].

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Five-Year Summary.

Albemarle Corporation and Subsidiaries

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2013, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

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
(Luther C. Kissam IV)
President, Chief Executive Officer and Director
Dated: February 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2014.

Signature	Title

/S/ LUTHER C. KISSAM IV	President, Chief Executive Officer and Director (principal executive
(Luther C. Kissam IV)	officer)

/S/ SCOTT A. TOZIER	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (principal financial and accounting officer)
(Scott A. Tozier)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ JOSEPH M. MAHADY	Director
(Joseph M. Mahady)

/S/ JIM W. NOKES	Chairman of the Board
(Jim W. Nokes)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ANNE M. WHITTEMORE	Director
(Anne M. Whittemore)