Form 10-Q
period 2014-03-31
ALBEMARLE CORP
filed 2014-04-24
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 17, 2014: 79,546,144

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$656,679	$641,625
Cost of goods sold	462,393	442,035
Gross profit	194,286	199,590
Selling, general and administrative expenses	79,310	64,750
Research and development expenses	22,572	19,953
Restructuring and other charges, net (Note 13)	17,000	—
Operating profit	75,404	114,887
Interest and financing expenses	(8,773)	(5,231)
Other income (expenses), net	1,149	(4,209)
Income before income taxes and equity in net income of unconsolidated investments	67,780	105,447
Income tax expense	12,446	26,192
Income before equity in net income of unconsolidated investments	55,334	79,255
Equity in net income of unconsolidated investments (net of tax)	8,901	10,261
Net income	64,235	89,516
Net income attributable to noncontrolling interests	(7,652)	(5,529)
Net income attributable to Albemarle Corporation	$56,583	$83,987
Basic earnings per share	$0.71	$0.95
Diluted earnings per share	$0.71	$0.94
Weighted-average common shares outstanding – basic	79,735	88,719
Weighted-average common shares outstanding – diluted	80,112	89,236
Cash dividends declared per share of common stock	$0.275	$0.240
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$64,235	$89,516
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(5,258)	(33,909)
Pension and postretirement benefits	(301)	(74)
Unrealized loss on interest rate swap	(4,011)	—
Other	35	32
Total other comprehensive loss, net of tax	(9,535)	(33,951)
Comprehensive income	54,700	55,565
Comprehensive income attributable to non-controlling interests	(7,435)	(5,833)
Comprehensive income attributable to Albemarle Corporation	$47,265	$49,732
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$524,043	$477,239
Trade accounts receivable, less allowance for doubtful accounts (2014 – $1,614;
2013 – $1,614)	427,979	446,864
Other accounts receivable	34,919	45,094
Inventories	420,299	436,049
Other current assets	70,162	77,669
Total current assets	1,477,402	1,482,915
Property, plant and equipment, at cost	2,975,692	2,972,084
Less accumulated depreciation and amortization	1,635,354	1,615,015
Net property, plant and equipment	1,340,338	1,357,069
Investments	219,076	212,178
Other assets	152,786	160,229
Goodwill	283,364	284,203
Other intangibles, net of amortization	85,762	88,203
Total assets	$3,558,728	$3,584,797

Liabilities And Equity
Current liabilities:
Accounts payable	$183,461	$194,064
Accrued expenses	194,927	190,533
Current portion of long-term debt	18,063	24,554
Dividends payable	21,488	19,197
Income taxes payable	5,260	8,015
Total current liabilities	423,199	436,363
Long-term debt	1,052,790	1,054,310
Postretirement benefits	53,195	53,903
Pension benefits	72,710	57,647
Other noncurrent liabilities	101,630	110,610
Deferred income taxes	127,603	129,188
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 79,544 in 2014
and 80,053 in 2013	795	801
Additional paid-in capital	3,113	9,957
Accumulated other comprehensive income	106,927	116,245
Retained earnings	1,493,916	1,500,358
Total Albemarle Corporation shareholders’ equity	1,604,751	1,627,361
Noncontrolling interests	122,850	115,415
Total equity	1,727,601	1,742,776
Total liabilities and equity	$3,558,728	$3,584,797
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					56,583	56,583	7,652	64,235
Other comprehensive loss				(9,318)		(9,318)	(217)	(9,535)
Cash dividends declared					(21,873)	(21,873)	—	(21,873)
Stock-based compensation
and other			3,099			3,099		3,099
Exercise of stock options	41,680	—	1,281			1,281		1,281
Shares repurchased	(623,248)	(6)	(8,842)		(41,152)	(50,000)		(50,000)
Tax benefit related to stock
plans			586			586		586
Issuance of common stock, net	119,685	1	(1)			—		—
Shares withheld for withholding
taxes associated with common
stock issuances	(46,667)	(1)	(2,967)			(2,968)		(2,968)
Balance at March 31, 2014	79,544,292	$795	$3,113	$106,927	$1,493,916	$1,604,751	$122,850	$1,727,601

Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					83,987	83,987	5,529	89,516
Other comprehensive (loss) income				(34,255)		(34,255)	304	(33,951)
Cash dividends declared					(21,226)	(21,226)	—	(21,226)
Stock-based compensation
and other			2,237			2,237		2,237
Exercise of stock options	64,368	1	1,719			1,720		1,720
Shares repurchased	(1,013,650)	(10)	(1,167)		(63,345)	(64,522)		(64,522)
Tax benefit related to stock
plans			1,901			1,901		1,901
Issuance of common stock, net	216,113	2	(2)			—		—
Shares withheld for withholding
taxes associated with common
stock issuances	(85,488)	(1)	(5,442)			(5,443)		(5,443)
Balance at March 31, 2013	88,080,552	$881	$2,007	$51,009	$1,744,100	$1,797,997	$104,243	$1,902,240
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents at beginning of year	$477,239	$477,696
Cash flows from operating activities:
Net income	64,235	89,516
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	27,809	25,244
Write-offs associated with restructuring and other	3,000	—
Stock-based compensation	3,402	2,513
Excess tax benefits realized from stock-based compensation arrangements	(586)	(1,901)
Equity in net income of unconsolidated investments (net of tax)	(8,901)	(10,261)
Dividends received from unconsolidated investments and nonmarketable securities	3,085	559
Pension and postretirement expense	16,669	1,582
Pension and postretirement contributions	(2,540)	(1,741)
Unrealized gain on investments in marketable securities	(635)	(1,037)
Deferred income taxes	4,139	6,506
Working capital changes	39,826	(12,641)
Other, net	(330)	311
Net cash provided by operating activities	149,173	98,650
Cash flows from investing activities:
Capital expenditures	(23,667)	(55,335)
Sales of marketable securities, net	2,151	821
Net cash used in investing activities	(21,516)	(54,514)
Cash flows from financing activities:
Repayments of long-term debt	(101)	(3,604)
Other borrowings (repayments), net	(8,434)	—
Dividends paid to shareholders	(19,582)	(17,808)
Repurchases of common stock	(50,000)	(60,798)
Proceeds from exercise of stock options	1,255	1,720
Excess tax benefits realized from stock-based compensation arrangements	586	1,901
Withholding taxes paid on stock-based compensation award distributions	(2,968)	(5,443)
Debt financing costs	(1,370)	—
Net cash used in financing activities	(80,614)	(84,032)
Net effect of foreign exchange on cash and cash equivalents	(239)	(2,896)
Increase (decrease) in cash and cash equivalents	46,804	(42,792)
Cash and cash equivalents at end of period	$524,043	$434,904
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, and our consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (SEC) on February 25, 2014. The December 31, 2013 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Foreign Exchange:
Foreign exchange transaction losses were $4.8 million for the three-month period ended March 31, 2013 and are included in Other income (expenses), net in our consolidated statements of income.
NOTE 3—Income Taxes:
The effective income tax rate for the first quarter of 2014 was 18.4% compared to 24.8% for the first quarter of 2013. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2014 and 2013 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the 2014 period was also impacted by $17.0 million of pre-tax charges (approximately $11.1 million after income taxes) in connection with a reduction of high cost supply capacity of certain aluminum alkyl products (see Note 13), and an actuarial loss of $15.4 million (approximately $9.8 million after income taxes) related to one of our U.S. defined benefit pension plans and our supplemental executive retirement plan (see Note 10).
NOTE 4—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2014 and 2013 are calculated as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$56,583	$83,987
Denominator:
Weighted-average common shares for basic earnings per share	79,735	88,719
Basic earnings per share	$0.71	$0.95
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$56,583	$83,987
Denominator:
Weighted-average common shares for basic earnings per share	79,735	88,719
Incremental shares under stock compensation plans	377	517
Total shares	80,112	89,236
Diluted earnings per share	$0.71	$0.94

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

On February 25, 2014, the Company increased the regular quarterly dividend by 15% to $0.275 per share and declared a cash dividend of said amount for the first quarter of 2014, which was paid on April 1, 2014 to shareholders of record at the close of business as of March 14, 2014.
Under our existing Board authorized share repurchase program, on February 3, 2014, the Company entered into an accelerated share repurchase agreement (the ASR Agreement) with Merrill Lynch International (“Merrill Lynch”), acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared accelerated share repurchase program (the ASR Program) pursuant to which we will purchase $50 million of our shares from Merrill Lynch. The shares will be purchased by Merrill Lynch in two $25 million tranches that may be settled separately or simultaneously. Pursuant to the terms of the ASR Agreement, Merrill Lynch immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On February 3, 2014, the Company paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand.
The Company has determined that the ASR Agreement meets the criteria to be accounted for as a forward contract indexed to its stock and is therefore being treated as an equity instrument. Although the ASR Agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock.

The initial delivery of 623,248 shares reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month period ended March 31, 2014. The total number of shares to ultimately be purchased under the ASR Agreement will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR Agreement, less a forward price adjustment amount of approximately $0.77.
The Company evaluated the ASR Agreement for its potential dilution of earnings per share and has determined that, based on the daily Rule 10b-18 volume-weighted average prices calculated as of March 31, 2014, additional shares expected to be received upon final settlement (approximately 157,000 shares) would have an anti-dilutive impact on earnings per share and therefore were not included in the Company’s diluted earnings per share calculation for the three-month period ended March 31, 2014. The final settlement amount may increase or decrease depending upon the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the remaining term of the ASR Agreement. Final settlement may be accelerated, and the number of shares to be delivered upon final settlement may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. The agreement will be terminated at any time that our share price is at or below $30 per share. No more than 1.5 million shares can be repurchased under the ASR Program, and the ASR Program is expected to be completed by the end of April 2014.
During the three-month period ended March 31, 2014, the Company repurchased 623,248 shares of its common stock pursuant to the terms of its share repurchase program and the ASR Program. As of March 31, 2014, there were 5,316,346 remaining shares available for repurchase under the Company’s authorized share repurchase program.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Finished goods	$321,735	$340,863
Raw materials	50,844	47,784
Stores, supplies and other	47,720	47,402
Total inventories	$420,299	$436,049
NOTE 6—Investments:
The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $5.8 million and $5.5 million at March 31, 2014 and December 31, 2013, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 7—Long-Term Debt:
Long-term debt at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
5.10% Senior notes, net of unamortized discount of $28 at March 31, 2014 and $36 at December 31, 2013	$324,972	$324,964
4.50% Senior notes, net of unamortized discount of $2,107 at March 31, 2014 and $2,186 at December 31, 2013	347,893	347,814
Commercial paper notes	363,000	363,000
Fixed-rate foreign borrowings	7,869	7,879
Variable-rate foreign bank loans	26,923	34,910
Miscellaneous	196	297
Total long-term debt	1,070,853	1,078,864
Less amounts due within one year	18,063	24,554
Long-term debt, less current portion	$1,052,790	$1,054,310
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (hereinafter referred to as the February 2014 credit agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Services (Moody’s). The applicable margin on the facility was 1.000% as of March 31, 2014. As of March 31, 2014, there were no borrowings outstanding under the February 2014 credit agreement.
At March 31, 2014, we had $363.0 million of commercial paper notes (the “Notes”) outstanding bearing a weighted-average interest rate of approximately 0.23% and a weighted-average maturity of 22 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional commercial paper notes or borrowings under the February 2014 credit agreement.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, mature on February 1, 2015. At March 31, 2014, we have classified these senior notes as long-term based on our ability and intent to refinance them on a long-term basis through the issuance of new senior notes or borrowings under the February 2014 credit agreement.
NOTE 8—Commitments and Contingencies:
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2014, as follows (in thousands):

Beginning balance at December 31, 2013	$16,599
Expenditures	(1,322)
Changes in estimates recorded to earnings and other	—
Foreign currency translation	57
Ending balance at March 31, 2014	15,334
Less amounts reported in Accrued expenses	7,118
Amounts reported in Other noncurrent liabilities	$8,216
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
Approximately $6.5 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $6.1 million.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 9—Operating Segments:
Effective January 1, 2014, the Company’s assets and businesses were realigned under two operating segments to better align the Company’s resources to support its ongoing business strategy. The Performance Chemicals segment includes Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment includes Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new structure also facilitates the continued standardization of business processes across the organization as part of our ongoing One Albemarle strategy. The new segment structure is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Segment income represents segment operating profit and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Summarized financial information concerning our reportable segments is shown in the following table. Results for 2013 have been recast to reflect the change in operating segments noted above. Corporate & other includes corporate-related items not allocated to the reportable segments.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net sales:
Performance Chemicals	$360,543	$361,941
Catalyst Solutions	296,136	279,684
Total net sales	$656,679	$641,625
Segment operating profit:
Performance Chemicals	$75,923	$82,933
Catalyst Solutions	51,246	47,175
Total segment operating profit	127,169	130,108
Equity in net income of unconsolidated investments:
Performance Chemicals	2,917	2,308
Catalyst Solutions	5,984	7,953
Total equity in net income of unconsolidated investments	8,901	10,261
Net income attributable to noncontrolling interests:
Performance Chemicals	(7,652)	(5,529)
Total net income attributable to noncontrolling interests	(7,652)	(5,529)
Segment income:
Performance Chemicals	71,188	79,712
Catalyst Solutions	57,230	55,128
Total segment income	128,418	134,840
Corporate & other(a)	(34,765)	(15,221)
Restructuring and other charges, net	(17,000)	—
Interest and financing expenses	(8,773)	(5,231)
Other income (expenses), net	1,149	(4,209)
Income tax expense	(12,446)	(26,192)
Net income attributable to Albemarle Corporation	$56,583	$83,987

(a)	For the three months ended March 31, 2014 and 2013, Corporate & other includes $(14.6) million and $1.2 million, respectively, of pension and OPEB plan (costs) credits.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:
The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Pension Benefits Cost (Credit):
Service cost	$2,841	$3,642
Interest cost	8,169	7,218
Expected return on assets	(10,205)	(9,872)
Actuarial loss(a)	15,432	—
Amortization of prior service benefit	(273)	(49)
Total net pension benefits cost	$15,964	$939
Postretirement Benefits Cost (Credit):
Service cost	$54	$83
Interest cost	760	688
Expected return on assets	(85)	(103)
Amortization of prior service benefit	(24)	(25)
Total net postretirement benefits cost	$705	$643
Total net pension and postretirement benefits cost	$16,669	$1,582

(a)
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. This workforce reduction triggered a net curtailment gain of approximately $0.8 million in the first quarter of 2014 for one of our U.S. defined benefit plans and our supplemental executive retirement plan (SERP). In connection with the curtailment, we were required to remeasure the related assets and obligations for these plans. As of the January 31, 2014 remeasurement date, the weighted-average discount rate for our domestic pension plans was reduced from 5.14% to 4.97%. Taking into account the discount rate reduction and actual return on plan assets through January 31, 2014, we recorded a mark-to-market actuarial loss (net of the curtailment gain) for the first quarter of 2014 of $15.4 million.

During the three-month periods ended March 31, 2014 and 2013, we made contributions of $1.1 million and $0.6 million, respectively, to our qualified and nonqualified pension plans.
We paid $1.4 million and $1.1 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2014 and 2013, respectively.

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

	March 31, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,070,853	$1,102,265	$1,078,864	$1,109,878
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2014 and December 31, 2013, we had outstanding foreign currency forward contracts with notional values totaling $337.1 million and $321.4 million, respectively. At March 31, 2014, $0.2 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2013, $0.2 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month periods ended March 31, 2014 and 2013, we recognized losses of $(1.1) million and $(4.7) million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the three-month periods ended March 31, 2014 and 2013, we recorded $1.1 million and $4.7 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(0.8) million and $(5.5) million, respectively, in Other, net in our condensed consolidated statements of cash flows.
Interest Rate Swap—In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge is to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. This derivative financial instrument has been designated and is accounted for as a cash flow hedge under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Effectiveness of the hedge relationship is assessed prospectively and retrospectively on a quarterly basis. At March 31, 2014, the fair value of our pay fixed, receive variable rate forward starting interest rate swap was a liability of $6.3 million and is included in Accrued expenses. We determined there was no ineffectiveness during the three months ended March 31, 2014, which resulted in the change in fair value of this swap being recorded in Accumulated other comprehensive income.
The counterparties to our foreign currency forward contracts and our interest rate swap are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2014. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,546	$21,546	$—	$—
Equity securities(b)	$738	$21	$—	$717

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,546	$21,546	$—	$—
Interest rate swap contract(c)	$6,319	$—	$6,319	$—
Foreign currency forward contracts(d)	$159	$—	$159	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$23,030	$23,030	$—	$—
Equity securities(b)	$771	$21	$—	$750
Foreign currency forward contracts(d)	$161	$—	$161	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$23,030	$23,030	$—	$—

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

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other income (expenses), net in our consolidated statements of income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

(c)
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap, to be effective October 15, 2014. This derivative financial instrument has been designated and is accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. The fair value of the forward starting interest rate swap was calculated based on inputs derived from observable market data and as such is classified within Level 2. See Note 11 for additional details about this interest rate swap contract.

(d)
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. These derivative financial instruments are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2.

NOTE 13—Restructuring and Other
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. Payments under this workforce reduction plan are expected to occur through 2014. We had the following activity in our recorded workforce reduction liabilities for the three months ended March 31, 2014 (in thousands):

Beginning balance at December 31, 2013	$39,104
Workforce reduction charges	—
Payments	(19,069)
Amount reversed to income(a)	(940)
Foreign currency translation	(57)
Ending balance at March 31, 2014	$19,038
Amounts reported in Accrued expenses	$19,038

(a)	Amount reversed to income reflects adjustments based on actual timing and amount of final settlements.

During the first quarter of 2014 we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimate costs of approximately $14.0 million (recorded in Accrued expenses at March 31, 2014) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 14—Accumulated Other Comprehensive Income:
The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the three months ended March 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation	Pension and Post- Retirement Benefits(a)	Unrealized Loss on Interest Rate Swap	Other	Total
Three months ended March 31, 2014
Balance at December 31, 2013	$116,465	$487	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(5,258)	—	(4,011)	—	(9,269)
Amounts reclassified from accumulated other comprehensive income	—	(301)	—	35	(266)
Other comprehensive (loss) income, net of tax	(5,258)	(301)	(4,011)	35	(9,535)
Other comprehensive loss attributable to noncontrolling interests	217	—	—	—	217
Balance at March 31, 2014	$111,424	$186	$(4,011)	$(672)	$106,927
Three months ended March 31, 2013
Balance at December 31, 2012	$85,117	$989	$—	$(842)	$85,264
Other comprehensive (loss) income before reclassifications	(33,909)	—	—	(2)	(33,911)
Amounts reclassified from accumulated other comprehensive income	—	(74)	—	34	(40)
Other comprehensive (loss) income, net of tax	(33,909)	(74)	—	32	(33,951)
Other comprehensive income attributable to noncontrolling interests	(304)	—	—	—	(304)
Balance at March 31, 2013	$50,904	$915	$—	$(810)	$51,009

(a)	Amounts reclassified from accumulated other comprehensive income consist of amortization of prior service benefit. See Note 10, “Pension Plans and Other Postretirement Benefits.”
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2014 and 2013 is provided in the following (in thousands):

	Three Months Ended March 31,
	2014				2013
	Foreign Currency Translation	Pension and Post- retirement Benefits	Unrealized Loss on Interest Rate Swap	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive (loss) income, before tax	$(4,723)	$(297)	$(6,319)	$54	$(34,252)	$(74)	$52
Income tax benefit (expense)	(535)	(4)	2,308	(19)	343	—	(20)
Other comprehensive (loss) income, net of tax	$(5,258)	$(301)	$(4,011)	$35	$(33,909)	$(74)	$32

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 15—Recently Issued Accounting Pronouncements:
In February 2013, the Financial Accounting Standards Board (FASB) issued accounting guidance that requires entities that have obligations resulting from joint and several liability arrangements and for which the total amount is fixed at the reporting date to measure such obligations as the sum of (a) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature, amount and any other relevant information about such obligations. These amendments became effective on January 1, 2014 and had no impact on our consolidated financial statements.
In March 2013, the FASB issued accounting guidance that clarifies a parent company’s accounting for the cumulative foreign currency translation adjustment when the parent sells a part or all of its investment in a foreign entity. The guidance clarifies that the sale of an investment in a foreign entity includes both (a) events that result in the loss of a controlling financial interest in a foreign entity, and (b) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative foreign currency translation adjustment should be released into net income upon the occurrence of those events. These amendments became effective on January 1, 2014 and will be applied prospectively. The impact of these new requirements on our financial statements will depend upon the nature, terms and size of derecognition events, if any, that may occur in the future related to any of our foreign entities.
In July 2013, the FASB issued accounting guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These new requirements became effective on January 1, 2014 and did not have a material effect on our consolidated financial statements.
In April 2014, the FASB issued accounting guidance that changes the criteria for reporting discontinued operations and modifies related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance improves the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements become effective for public entities in annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted, but only for disposals that have not already been reported in previously issued financial statements. We are assessing the impact of these new requirements on our financial statements.

NOTE 16—Subsequent Events:

Agreement to Sell Assets
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group Inc. for an undisclosed amount of cash. Included in the transaction are Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. The sale is subject to customary closing conditions and is expected to close later in 2014.
At March 31, 2014, the carrying amounts of assets and liabilities by major category included in the sale were as follows (in thousands):

March 31, 2014
Assets
Current assets	$58,870
Net property, plant and equipment	$94,193
Goodwill	$16,227
Other intangibles, net of amortization	$40,958
Liabilities
Deferred income taxes	$21,447

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

We have considered the accounting guidance in ASC 360, Property, Plant and Equipment, and determined that the assets did not meet the criteria to accounted for as held for sale as of the balance sheet date. Additionally, we have determined that as of March 31, 2014, expected cash flows were sufficient to establish recoverability of the asset carrying values, and therefore no impairment charge has been recorded in the accompanying financial statements. Beginning in the second quarter of 2014, the Company will account for and report these assets as held for sale and we expect to recognize a non-cash charge, based on preliminary estimates, ranging from $50 million to $120 million. This range of estimates is based on information that was available to management at the time these condensed consolidated financial statements were prepared. Actual amounts could differ pending determination of final settlement amounts related to certain agreements, assets and liabilities included in the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion and analysis of our financial condition and results of operations since December 31, 2013. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 27.
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

Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, plastics/packaging, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our two business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
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
First Quarter 2014
During the first quarter of 2014:

•	We achieved quarterly earnings of $0.71 per share (on a diluted basis), a decrease of 24% from first quarter 2013 results.

•	Our net sales for the quarter were $656.7 million, up 2% from net sales of $641.6 million in the first quarter of 2013.

•	Cash provided by operating activities was $149.2 million in the first quarter, an increase of 51% from first quarter 2013.

•
Our board of directors declared a quarterly dividend of $0.275 per share on February 25, 2014, an increase of 15% from the previous quarterly dividend of $0.24. The dividend was paid on April 1, 2014 to shareholders of record at the close of business as of March 14, 2014.

•	We repurchased 623,248 shares of our common stock pursuant to the terms of our share repurchase program and the ASR Program.

•
Effective January 1, 2014, we realigned our assets and businesses under two operating segments to better align our resources to support our ongoing business strategy. The Performance Chemicals segment includes Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services, and the Catalyst Solutions segment includes Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidants.

•	Initiated reduction of high cost aluminum alkyls supply capacity.
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
Performance Chemicals: First quarter 2014 revenue for this business is very similar in total to prior year, with very modest volume gains being offset by slippage in average pricing. We continue to manage through an uncertain environment characterized by soft demand in certain products and applications and cautious inventory management by our customers, which could continue to challenge the growth curve of this business throughout 2014. We believe we can sustain healthy margins with continued focus on maximizing our bromine franchise value and continued growth of our Fine Chemistry Services business.
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
On a long-term basis, we continue to believe that improving global standards of living and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expand over time. After an exceptional two-year run, clear completion fluids are expected to grow at a healthy rate. Factors that could cause a decline in the trajectory of this business include more stringent inventory management practices by our customers and well completion delays like those we observed late in 2013, or a meaningful decline in oil prices, or increase in regulatory pressure on offshore drilling, which could lead to delays in deep water and ultra-deep water spending. Fine Chemistry Services has a solid pipeline and good growth in contracts linked to electronic materials and agricultural applications, and although we expect the near-term trajectory of growth in this business to be challenging due to the conclusion of several major projects, we expect new projects to offset these losses and establish a foundation for future growth. Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, agrochemical and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.
Catalyst Solutions: First quarter 2014 revenue and segment income are up over prior year on favorable volumes, partly offset by the increase in costs from the capacity we added in these businesses. In 2013 we executed several initiatives that strengthened our competitive position and laid the foundation for greater innovation and organic growth going forward, as we successfully started up a polyolefin catalyst center in South Korea and a world class aluminum alkyls facility in Saudi Arabia within our previously announced joint venture there. These new units, while unlikely to reach high utilization rates for a few years, are state-of-the-art units designed using the best technology and benefiting from our many years of hands-on operating experience. Additionally, we initiated a reduction in high cost supply capacity of certain aluminum alkyls during the first quarter of 2014 that will provide for a more reasonable cost base in that business.
On a longer term basis, we believe increased global demand for petroleum products and implementation of more stringent fuel quality requirements will drive growth in our refinery catalysts business. In addition, we expect growth in our Performance Catalyst Solutions division to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East, as well as from the LED market, driven by energy efficiency demands.
Delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry, and our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Based on our technology, current production capacities and end market demand, we remain well-positioned for the future.
Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2014 to be approximately 23.9%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
In the first quarter of 2014, we increased our quarterly dividend payout to $0.275 per share. During the three months ended March 31, 2014, we repurchased approximately 0.6 million shares of our common stock with a fair market value of $40.0 million under our existing share repurchase program and the ASR Program, and we may periodically repurchase shares in the future on an opportunistic basis.
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
First Quarter 2014 Compared to First Quarter 2013
Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
	(In thousands, except percentages and per share amounts)
NET SALES	$656,679	$641,625	2%
Cost of goods sold	462,393	442,035	5%
GROSS PROFIT	194,286	199,590	(3)%
GROSS PROFIT MARGIN	29.6%	31.1%
Selling, general and administrative expenses	79,310	64,750	22%
Research and development expenses	22,572	19,953	13%
Restructuring and other charges, net	17,000	—	*
OPERATING PROFIT	75,404	114,887	(34)%
OPERATING PROFIT MARGIN	11.5%	17.9%
Interest and financing expenses	(8,773)	(5,231)	68%
Other income (expenses), net	1,149	(4,209)	(127)%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	67,780	105,447	(36)%
Income tax expense	12,446	26,192	(52)%
Effective tax rate	18.4%	24.8%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	55,334	79,255	(30)%
Equity in net income of unconsolidated investments (net of tax)	8,901	10,261	(13)%
NET INCOME	64,235	89,516	(28)%
Net income attributable to noncontrolling interests	(7,652)	(5,529)	38%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$56,583	$83,987	(33)%
PERCENTAGE OF NET SALES	8.6%	13.1%
Basic earnings per share	$0.71	$0.95	(25)%
Diluted earnings per share	$0.71	$0.94	(24)%

*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended March 31, 2014, we recorded net sales of $656.7 million, an increase of 2% compared to net sales of $641.6 million for the three-month period ended March 31, 2013. This increase was due primarily to favorable volume impacts of 3%, including impacts of approximately $13.2 million in Catalyst Solutions and $5.7 million in Performance Chemicals, partly offset by unfavorable pricing in Performance Chemicals of approximately $7.9 million.
Gross Profit
For the three-month period ended March 31, 2014, our gross profit decreased $5.3 million, or 3%, from the corresponding 2013 period due mainly to higher manufacturing costs of approximately $9.1 million (including $2.9 million of higher pension and OPEB costs allocated to cost of goods sold, substantially all of which resulted from mark-to-market actuarial losses in connection with the curtailment and remeasurement as noted below in Selling, General and Administrative Expenses), overall unfavorable pricing impacts of approximately $5.8 million due to market conditions and approximately $2.0 million higher utilities pricing, partly offset by favorable volume impacts of approximately $11.2 million on market demand across both operating segments. Overall, these factors contributed to a lower gross profit margin for the three-month period ended March 31, 2014 of 29.6%, down from 31.1% for the corresponding period in 2013.

Selling, General and Administrative Expenses
For the three-month period ended March 31, 2014, our selling, general and administrative (SG&A) expenses increased $14.6 million, or 22%, from the three-month period ended March 31, 2013. This increase was primarily due to unfavorable pension and OPEB impacts of $12.2 million (including mark-to-market actuarial losses of $12.5 million) and higher incentive compensation costs and commissions. As a percentage of net sales, SG&A expenses were 12.1% for the three-month period ended March 31, 2014, compared to 10.1% for the corresponding period in 2013.
The mark-to-market actuarial loss in 2014 resulted from a curtailment related to one of our U.S. defined benefit pension plans and our SERP, which triggered a remeasurement of the related assets and obligations during the first quarter. The curtailment was in connection with our workforce reduction plan initiated in the fourth quarter of 2013. The mark-to-market actuarial loss in 2014 is primarily attributable to: (a) a decrease in the weighted average discount rate for our domestic pension plans from 5.14% to 4.97%; and (b) the annualized actual return on the assets of the U.S. defined benefit pension plan subject to the curtailment being approximately (5.0%), significantly lower than the expected return of 7.00%, as a result of overall market and investment portfolio performance. There were no mark-to-market actuarial gains or losses related to our defined benefit pension and OPEB plans recorded during the three month period ended March 31, 2013.
Research and Development Expenses
For the three-month period ended March 31, 2014, our research and development (R&D) expenses increased $2.6 million, or 13%, from the three-month period ended March 31, 2013, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.4% and 3.1% for the three-month periods ended March 31, 2014 and 2013, respectively.
Restructuring and Other Charges, Net
During the first quarter of 2014 we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimate costs of approximately $14.0 million (recorded in Accrued expenses at March 31, 2014) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended March 31, 2014 increased $3.5 million to $8.8 million from the corresponding 2013 period, due mainly to decreases in interest capitalized on lower average construction work in progress balances in the 2014 period.
Other Income (Expenses), Net
Other income (expenses), net for the three-month period ended March 31, 2014 was $1.1 million versus $(4.2) million for the corresponding 2013 period. This change was due primarily to favorable currency impacts compared to the corresponding period in 2013 due to better management of currency risks.
Income Tax Expense
The effective income tax rate for the first quarter of 2014 was 18.4% compared to 24.8% for the first quarter of 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate in the 2014 period was also impacted by the pension plan curtailment and related remeasurement, and the restructuring charge related to the aluminum alkyls business.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $8.9 million for the three-month period ended March 31, 2014 compared to $10.3 million in the same period last year. This decrease was due primarily to lower equity income amounts reported from our Catalyst Solutions segment joint ventures Nippon Ketjen Company Limited, Eurecat, and Fábrica Carioca de Catalisadores SA.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended March 31, 2014, net income attributable to noncontrolling interests was $7.7 million compared to $5.5 million in the same period last year. This increase of $2.2 million was due primarily to the increased profits of our Jordan Bromine Company joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $56.6 million in the three-month period ended March 31, 2014, from $84.0 million in the three-month period ended March 31, 2013 primarily due to unfavorable impacts of $15.1 million before taxes related to pension and OPEB items mainly resulting from an actuarial loss in the current period, an $11.1 million after tax charge related to a reduction of aluminum alkyl supply capacity in the current period, unfavorable pricing of approximately $5.8 million before taxes primarily in Performance Chemicals due to market conditions, and higher manufacturing and SG&A costs of approximately $9.1 million before taxes, partly offset by higher volume impacts of approximately $11.2 million before taxes on market demand.
Other Comprehensive Loss
Total other comprehensive loss, net of tax, was $9.5 million for the three-month period ended March 31, 2014 compared to $34.0 million for the corresponding period in 2013. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2014 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $5.3 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $4.9 million and Korean Won of approximately $2.7 million, partly offset by favorable movements in the Brazilian Real of approximately $3.7 million. Also included in total other comprehensive loss for the 2014 period is an unrealized loss, net of tax, of $4.0 million related to our forward starting interest rate swap. In the 2013 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $33.9 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $33.4 million and Korean Won of approximately $2.6 million, partly offset by favorable movements in the Brazilian Real of approximately $1.5 million.

Segment Information Overview. We have identified two reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our Performance Chemicals segment is comprised of the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product areas. Our Catalyst Solutions segment is comprised of the Refinery Catalyst Solutions, Performance Catalyst Solutions and Antioxidant product areas. Segment income represents segment operating profit and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.

	Three Months Ended March 31,				Percentage Change
	2014	% of net sales	2013	% of net sales	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$360,543	54.9%	$361,941	56.4%	—%
Catalyst Solutions	296,136	45.1%	279,684	43.6%	6%
Total net sales	$656,679	100.0%	$641,625	100.0%	2%
Segment operating profit:
Performance Chemicals	$75,923	21.1%	$82,933	22.9%	(8)%
Catalyst Solutions	51,246	17.3%	47,175	16.9%	9%
Total segment operating profit	127,169		130,108		(2)%
Equity in net income of unconsolidated investments:
Performance Chemicals	2,917		2,308		26%
Catalyst Solutions	5,984		7,953		(25)%
Total equity in net income of unconsolidated investments	8,901		10,261		(13)%
Net income attributable to noncontrolling interests:
Performance Chemicals	(7,652)		(5,529)		38%
Total net income attributable to noncontrolling interests	(7,652)		(5,529)		38%
Segment income:
Performance Chemicals	71,188	19.7%	79,712	22.0%	(11)%
Catalyst Solutions	57,230	19.3%	55,128	19.7%	4%
Total segment income	128,418		134,840		(5)%
Corporate & other	(34,765)		(15,221)		128%
Restructuring and other charges, net	(17,000)		—		*
Interest and financing expenses	(8,773)		(5,231)		68%
Other income (expenses), net	1,149		(4,209)		(127)%
Income tax expense	(12,446)		(26,192)		(52)%
Net income attributable to Albemarle Corporation	$56,583		$83,987		(33)%
*Percentage calculation is not meaningful.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Total segment operating profit	$127,169	$130,108
Add (less):
Corporate & other	(34,765)	(15,221)
Restructuring and other charges, net	(17,000)	—
GAAP Operating profit	$75,404	$114,887

Total segment income	$128,418	$134,840
Add (less):
Corporate & other	(34,765)	(15,221)
Restructuring and other charges, net	(17,000)	—
Interest and financing expenses	(8,773)	(5,231)
Other income (expenses), net	1,149	(4,209)
Income tax expense	(12,446)	(26,192)
GAAP Net income attributable to Albemarle Corporation	$56,583	$83,987

Performance Chemicals
Performance Chemicals segment net sales for the three-month period ended March 31, 2014 were $360.5 million, down $1.4 million in comparison to the same period in 2013. The decrease was driven mainly by unfavorable net pricing impacts of 2% due to market conditions (mainly in Fire Safety Solutions and Fine Chemistry Services), partly offset by favorable volumes of 2% on market demand (mainly in Fine Chemistry Services). Segment income for Performance Chemicals was down 11%, or $8.5 million, to $71.2 million for the three-month period ended March 31, 2014, compared to the same period in 2013, as a result of lower pricing of approximately $7.8 million mainly in Fire Safety Solutions, higher utility pricing of approximately $2.0 million and higher manufacturing costs of approximately $3.6 million, partly offset by favorable volumes on market demand.
Catalyst Solutions
Catalyst Solutions segment net sales for the three-month period ended March 31, 2014 were $296.1 million, an increase of $16.5 million, or 6%, compared to the three-month period ended March 31, 2013. This increase was due to favorable volumes of 5% on market demand (mainly in Refinery Catalyst Solutions) and favorable pricing of 1% due to market conditions (driven by Refinery Catalyst Solutions and Antioxidants, partly offset by unfavorable pricing in Performance Catalyst Solutions). Catalyst Solutions segment income increased 4%, or $2.1 million, to $57.2 million for the three-month period ended March 31, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to approximately $9.2 million favorable volume impacts in Refinery Catalyst Solutions on stronger market demand, partly offset by higher manufacturing costs of approximately $2.9 million and approximately $3.0 million unfavorable volume impacts in Antioxidants.
Corporate and other
For the three-month period ended March 31, 2014, our Corporate and other expense was $34.8 million compared to $15.2 million for the corresponding period in 2013. This increase was primarily due to unfavorable pension and OPEB costs mainly due to the current period curtailment and remeasurement charge and unfavorable incentive compensation costs.
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
Cash Flow
During the first three months of 2014, cash on hand and cash provided by operations funded payments of $50.0 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $23.7 million and dividends to shareholders of $19.6 million. Our operations provided $149.2 million of cash flows during the first three months of 2014, as compared to $98.7 million for the first three months of 2013. Overall, our cash and cash equivalents increased by $46.8 million to $524.0 million at March 31, 2014, up from $477.2 million at December 31, 2013.
Net current assets were $1.05 billion at March 31, 2014 and December 31, 2013. Increases in cash of $46.8 million were offset by decreases in accounts receivable of $29.1 million and inventories of $15.8 million. The changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the three-month period ended March 31, 2014 of $23.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $100 - $125 million in 2014 for capacity increases, cost reduction and continuity of operations projects.
On February 25, 2014, we increased our quarterly dividend rate to $0.275 per share, a 15% increase from the quarterly rate of $0.24 per share paid in 2013. Under our existing Board authorized share repurchase program, on February 3, 2014, we entered into an ASR Agreement with Merrill Lynch, acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared accelerated share repurchase program pursuant to which we will purchase $50 million of our shares from Merrill Lynch. The shares will be purchased by Merrill Lynch in two $25 million tranches that may be settled separately or simultaneously. On February 3, 2014, we paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. The total number of shares to ultimately be purchased under the ASR Agreement will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR Agreement, less a forward price adjustment amount of approximately $0.77. Based on the Rule 10b-18 volume-weighted average price calculated as of March 31, 2014, additional shares expected to be received upon final settlement would be approximately 157,000 shares. The final settlement amount may increase or decrease depending upon the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the remaining term of the ASR Agreement. Final settlement may be accelerated, and the number of shares to be delivered upon final settlement may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. The agreement will be terminated at any time that our share price is at or below $30 per share. No more than 1.5 million shares can be repurchased under the ASR Program, and the ASR Program is expected to be completed by the end of April 2014.
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments remaining under this workforce reduction plan of approximately $17.8 million are expected to occur through 2014. We do not anticipate a significant reduction in future operating expenses as a result of the workforce reduction because we plan to redeploy resources to research and development, sales and business development in support of our strategic objectives to more rapidly develop and commercialize new applications for bromine, protect and grow our flame retardants business and more aggressively expand our catalyst business into new markets.
During the first quarter of 2014 we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimate costs of approximately $14.0 million (recorded in Accrued expenses at March 31, 2014) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million. We expect to realize annual savings of up to $3 million as a result of this capacity reduction, beginning within the next two years.
At March 31, 2014 and December 31, 2013, our cash and cash equivalents included $460.7 million and $388.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be permanently reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. No such repatriations occurred during the three-month periods ended March 31, 2014 and 2013.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided from operations and cash on hand, with additional cash needed, if any, provided by borrowings, including borrowings under our February 2014 credit agreement or our commercial paper. The amount and timing of any additional borrowings will depend on our specific cash requirements.
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
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. This derivative financial instrument has been designated and is accounted for as a cash flow hedge under Accounting Standards Codification 815, Derivatives and Hedging.
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (the February 2014 credit agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement (the September 2011 credit agreement) dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from S&P and Moody’s. The applicable margin on the facility was 1.000% as of March 31, 2014. There were no borrowings outstanding under the February 2014 credit agreement as of March 31, 2014.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750 million. The proceeds from the issuance of the Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 credit agreement is available to repay the Notes, if necessary. Aggregate borrowings outstanding under the February 2014 credit agreement and the commercial paper program will not exceed the $750 million current maximum amount available under the February 2014 credit agreement. The Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of the issuance of the Notes. The maturities of the Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the Notes contain customary representations, warranties, default and indemnification provisions.
At March 31, 2014, we had $363.0 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.23% and a weighted-average maturity of 22 days. While the outstanding Notes generally have short-term maturities, we classify the Notes as long-term based on our ability and intent to refinance the Notes on a long-term basis through the issuance of additional Notes or borrowings under the February 2014 credit agreement.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, mature on February 1, 2015. At March 31, 2014, we have classified these senior notes as long-term based on our ability and intent to refinance them on a long-term basis through the issuance of new senior notes or borrowings under the February 2014 credit agreement.
The non-current portion of our long-term debt was $1.1 billion at March 31, 2014 and $1.1 billion at December 31, 2013. In addition, at March 31, 2014, we had the ability to borrow $387.0 million under our commercial paper program and the February 2014 credit agreement, and $238.0 million under other existing lines of credit, subject to various financial covenants under our February 2014 credit agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2014, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $31.6 million at March 31, 2014. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2014 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $5 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $1.1 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2014.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $29.7 million at March 31, 2014 and $29.8 million at December 31, 2013. Related assets for corresponding offsetting benefits recorded in Other assets totaled $25.5 million at March 31, 2014 and $25.7 million at December 31, 2013. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2014 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
In the normal course of business we enter into various take or pay and throughput agreements with certain third party vendors primarily to secure raw materials for our production processes. These contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe. During the first quarter of 2014, we entered into additional contracts to purchase raw materials in 2014 for approximately $29 million.
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group Inc. for an undisclosed amount of cash. Included in the transaction are Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. The sale is subject to customary closing conditions and is expected to close later in 2014. Beginning in the second quarter of 2014, the Company will account for and report these assets as held for sale and we expect to recognize a non-cash charge, based on preliminary estimates, ranging from $50 million to $120 million. This range of estimates is based on information that was available to management at the time these condensed consolidated financial statements were prepared. Actual amounts could differ pending determination of final settlement amounts related to certain agreements, assets and liabilities included in the transaction.
Except as described herein and in “Cash Flow,” and “Long-Term Debt” above, information about contractual obligations for the quarter ended March 31, 2014 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
At March 31, 2014, we had the ability to borrow approximately $625 million under our commercial paper program, February 2014 credit agreement and other existing lines of credit, subject to various financial covenants under our February 2014 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $524.0 million as of March 31, 2014, of which $460.7 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
We had variable interest rate borrowings of $389.9 million outstanding at March 31, 2014, bearing a weighted average interest rate of 0.28% and representing approximately 36% of our total outstanding debt. A hypothetical 10% change (approximately 3 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of March 31, 2014. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. At March 31, 2014, there was an unrealized loss of $4.0 million (after income taxes) in Accumulated other comprehensive income related to this interest rate swap.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $337.1 million and with a fair value representing a net liability position of approximately $0.2 million at March 31, 2014. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2014, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $4.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $0.2 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2014, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(a)
January 1, 2014 to January 31, 2014	—	$—	—	5,939,594
February 1, 2014 to February 28, 2014(b)	623,248	64.18	623,248	5,316,346
March 1, 2014 to March 31, 2014	—	—	—	5,316,346
Total	623,248	$64.18	623,248	5,316,346

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

(b)
In the first quarter of 2014, we paid $50 million under an ASR Agreement and received an initial delivery of 623,248 shares. The Average Price Paid Per Share was calculated using the closing price per share of our common stock one trading day prior to the date the ASR Agreement was signed. See Note 4, “Earnings Per Share” to the condensed consolidated financial statements included in this report.

Item 6.	Exhibits.
(a) Exhibits
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101 Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	April 24, 2014	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)