Form 10-Q
period 2014-06-30
ALBEMARLE CORP
filed 2014-07-31
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 25, 2014: 78,241,156

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$604,721	$576,842	$1,204,564	$1,163,439
Cost of goods sold	397,358	385,172	801,602	775,858
Gross profit	207,363	191,670	402,962	387,581
Selling, general and administrative expenses	67,011	61,725	145,115	125,300
Research and development expenses	21,937	21,565	44,509	41,518
Restructuring and other charges, net (Note 13)	8,175	—	25,175	—
Operating profit	110,240	108,380	188,163	220,763
Interest and financing expenses	(8,733)	(7,608)	(17,506)	(12,839)
Other (expenses) income, net	(979)	(1,585)	164	(5,779)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	100,528	99,187	170,821	202,145
Income tax expense	21,773	20,396	34,963	45,934
Income from continuing operations before equity in net income of unconsolidated investments	78,755	78,791	135,858	156,211
Equity in net income of unconsolidated investments (net of tax)	10,649	9,709	19,550	19,970
Net income from continuing operations	89,404	88,500	155,408	176,181
(Loss) income from discontinued operations (net of tax)	(60,025)	2,628	(61,794)	4,463
Net income	29,379	91,128	93,614	180,644
Net income attributable to noncontrolling interests	(6,932)	(8,389)	(14,584)	(13,918)
Net income attributable to Albemarle Corporation	$22,447	$82,739	$79,030	$166,726

Basic earnings (loss) per share:
Continuing operations	$1.05	$0.95	$1.78	$1.88
Discontinued operations	(0.76)	0.03	(0.78)	0.05
	$0.29	$0.98	$1.00	$1.93
Diluted earnings (loss) per share:
Continuing operations	$1.04	$0.95	$1.77	$1.87
Discontinued operations	(0.76)	0.03	(0.78)	0.05
	$0.28	$0.98	$0.99	$1.92

Weighted-average common shares outstanding – basic	78,662	84,028	79,199	86,374
Weighted-average common shares outstanding – diluted	79,091	84,489	79,602	86,862
Cash dividends declared per share of common stock	$0.275	$0.240	$0.550	$0.480
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$29,379	$91,128	$93,614	$180,644
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(804)	5,241	(6,062)	(28,668)
Pension and postretirement benefits	(167)	(330)	(468)	(404)
Unrealized loss on interest rate swap	(6,410)	—	(10,421)	—
Other	37	29	72	61
Total other comprehensive (loss) income, net of tax	(7,344)	4,940	(16,879)	(29,011)
Comprehensive income	22,035	96,068	76,735	151,633
Comprehensive income attributable to non-controlling interests	(6,871)	(8,156)	(14,306)	(13,989)
Comprehensive income attributable to Albemarle Corporation	$15,164	$87,912	$62,429	$137,644
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$515,119	$477,239
Trade accounts receivable, less allowance for doubtful accounts (2014 – $1,613; 2013 – $1,614)	407,298	446,864
Other accounts receivable	39,413	45,094
Inventories	370,564	436,049
Assets of discontinued operations held for sale	137,984	—
Other current assets	55,505	77,669
Total current assets	1,525,883	1,482,915
Property, plant and equipment, at cost	2,628,376	2,972,084
Less accumulated depreciation and amortization	1,388,790	1,615,015
Net property, plant and equipment	1,239,586	1,357,069
Investments	224,050	212,178
Other assets	156,363	160,229
Goodwill	265,231	284,203
Other intangibles, net of amortization	43,419	88,203
Total assets	$3,454,532	$3,584,797
Liabilities And Equity
Current liabilities:
Accounts payable	$185,024	$194,064
Accrued expenses	216,232	190,533
Current portion of long-term debt	377,521	24,554
Dividends payable	21,268	19,197
Liabilities of discontinued operations held for sale	11,178	—
Income taxes payable	4,691	8,015
Total current liabilities	815,914	436,363
Long-term debt	685,845	1,054,310
Postretirement benefits	52,909	53,903
Pension benefits	71,866	57,647
Other noncurrent liabilities	96,472	110,610
Deferred income taxes	106,436	129,188
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 78,234 in 2014 and 80,053 in 2013	782	801
Additional paid-in capital	3,213	9,957
Accumulated other comprehensive income	99,644	116,245
Retained earnings	1,399,342	1,500,358
Total Albemarle Corporation shareholders’ equity	1,502,981	1,627,361
Noncontrolling interests	122,109	115,415
Total equity	1,625,090	1,742,776
Total liabilities and equity	$3,454,532	$3,584,797
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					79,030	79,030	14,584	93,614
Other comprehensive loss				(16,601)		(16,601)	(278)	(16,879)
Cash dividends declared					(43,387)	(43,387)	(7,612)	(50,999)
Stock-based compensation and other			6,606			6,606		6,606
Exercise of stock options	70,046	1	2,354			2,355		2,355
Shares repurchased	(1,967,069)	(20)	(13,321)		(136,659)	(150,000)		(150,000)
Tax benefit related to stock plans			767			767		767
Issuance of common stock, net	127,533	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(49,322)	(1)	(3,149)			(3,150)		(3,150)
Balance at June 30, 2014	78,234,030	$782	$3,213	$99,644	$1,399,342	$1,502,981	$122,109	$1,625,090

Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					166,726	166,726	13,918	180,644
Other comprehensive (loss) income				(29,082)		(29,082)	71	(29,011)
Cash dividends declared					(40,753)	(40,753)	—	(40,753)
Stock-based compensation and other			4,144			4,144		4,144
Exercise of stock options	132,238	1	3,916			3,917		3,917
Shares repurchased	(7,814,045)	(78)	(4,556)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock plans			2,519			2,519		2,519
Issuance of common stock, net	238,939	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(90,957)	(1)	(5,776)			(5,777)		(5,777)
Balance at June 30, 2013	81,365,384	$814	$3,005	$56,182	$1,292,993	$1,352,994	$112,399	$1,465,393
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents at beginning of year	$477,239	$477,696
Cash flows from operating activities:
Net income	93,614	180,644
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	52,714	51,817
Write-offs associated with restructuring and other	6,333	—
Impairment of assets of discontinued operations	80,711	—
Stock-based compensation	7,319	4,529
Excess tax benefits realized from stock-based compensation arrangements	(767)	(2,519)
Equity in net income of unconsolidated investments (net of tax)	(19,550)	(19,970)
Dividends received from unconsolidated investments and nonmarketable securities	11,944	13,599
Pension and postretirement expense	17,917	3,152
Pension and postretirement contributions	(4,717)	(4,246)
Unrealized gain on investments in marketable securities	(703)	(1,912)
Deferred income taxes	(16,114)	4,911
Working capital changes	63,235	(53,018)
Other, net	3,211	1,867
Net cash provided by operating activities	295,147	178,854
Cash flows from investing activities:
Capital expenditures	(46,670)	(103,168)
Cash payments related to acquisitions and other	—	(250)
Sales of marketable securities, net	642	768
Net cash used in investing activities	(46,028)	(102,650)
Cash flows from financing activities:
Repayments of long-term debt	(3,016)	(6,380)
Proceeds from borrowings of long-term debt	—	117,000
Other (repayments) borrowings, net	(13,083)	266,248
Dividends paid to shareholders	(41,316)	(39,049)
Repurchases of common stock	(150,000)	(582,298)
Proceeds from exercise of stock options	2,355	3,917
Excess tax benefits realized from stock-based compensation arrangements	767	2,519
Withholding taxes paid on stock-based compensation award distributions	(3,150)	(5,777)
Debt financing costs	(1,372)	(133)
Net cash used in financing activities	(208,815)	(243,953)
Net effect of foreign exchange on cash and cash equivalents	(2,424)	4,712
Increase (decrease) in cash and cash equivalents	37,880	(163,037)
Cash and cash equivalents at end of period	$515,119	$314,659
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the six-month periods ended June 30, 2014 and 2013. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which was filed with the Securities and Exchange Commission (SEC) on February 25, 2014. On May 30, 2014, we filed a Current Report on Form 8-K to update our 2013 Form 10-K for the segment change described in Note 9 “Operating Segments” included herein. The December 31, 2013 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month and six-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. for an undisclosed amount of cash. In the second quarter of 2014, the Company began accounting for these assets as held for sale, and as such the financial results of the disposal group have been presented as discontinued operations in the consolidated statements of income and excluded from segment results for all periods presented. Long-lived assets and asset groups are classified as held for sale in the period in which the specific criteria are met in accordance with accounting standards for reporting discontinued operations. See Note 15, “Discontinued Operations” for additional information.

NOTE 2—Foreign Exchange:
Foreign exchange transaction losses were $1.3 million for the three-month and six-month periods ended June 30, 2014, and $2.3 million and $7.1 million for the three-month and six-month periods ended June 30, 2013, respectively, and are included in Other (expenses) income, net in our consolidated statements of income.
NOTE 3—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2014 was 21.7% and 20.5%, respectively, compared to 20.6% and 22.7% for the three-month and six-month periods ended June 30, 2013. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2014 and 2013 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the three-month and six-month periods ended June 30, 2014 was impacted by $8.2 million of restructuring and other charges (approximately $5.2 million after income taxes) as more fully described in Note 13. Our effective income tax rate for the six-month period ended June 30, 2014 was also impacted by $17.0 million of pre-tax charges (approximately $11.1 million after income taxes) in connection with a reduction of high cost supply capacity of certain aluminum alkyl products (see Note 13), and an actuarial loss of $15.4 million (approximately $9.8 million after income taxes) related to one of our U.S. defined benefit pension plans and our supplemental executive retirement plan (see Note 10).

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 4—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and six-month periods ended June 30, 2014 and 2013 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$89,404	$88,500	$155,408	$176,181
Net income from continuing operations attributable to noncontrolling interests	(6,932)	(8,389)	(14,584)	(13,918)
Net income from continuing operations attributable to Albemarle Corporation	$82,472	$80,111	$140,824	$162,263
Denominator:
Weighted-average common shares for basic earnings per share	78,662	84,028	79,199	86,374
Basic earnings per share from continuing operations	$1.05	$0.95	$1.78	$1.88

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$89,404	$88,500	$155,408	$176,181
Net income from continuing operations attributable to noncontrolling interests	(6,932)	(8,389)	(14,584)	(13,918)
Net income from continuing operations attributable to Albemarle Corporation	$82,472	$80,111	$140,824	$162,263
Denominator:
Weighted-average common shares for basic earnings per share	78,662	84,028	79,199	86,374
Incremental shares under stock compensation plans	429	461	403	488
Total shares	79,091	84,489	79,602	86,862
Diluted earnings per share from continuing operations	$1.04	$0.95	$1.77	$1.87
On February 25, 2014, the Company increased the regular quarterly dividend by 15% to $0.275 per share. On May 13, 2014, the Company declared a cash dividend of $0.275 per share, which was paid on July 1, 2014 to shareholders of record at the close of business as of June 13, 2014. On July 14, 2014, the Company declared a cash dividend of $0.275 per share, which is payable on October 1, 2014 to shareholders of record at the close of business as of September 15, 2014.
Under its existing Board authorized share repurchase program, on February 3, 2014, the Company entered into an accelerated share repurchase (ASR) agreement with Merrill Lynch International (Merrill Lynch), acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared ASR program pursuant to which we purchased $50 million of our common stock from Merrill Lynch in two $25 million tranches. Pursuant to the terms of the agreement, Merrill Lynch immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On February 3, 2014, the Company paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. The Company determined that the ASR agreement with Merrill Lynch met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. Under the terms of the agreement, on April 30, 2014, the transaction was completed and we received a final settlement of 150,504 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $0.77. The total number of shares repurchased under this agreement (773,752 shares) reduced the Company’s weighted-average shares outstanding for purposes of calculating basic and diluted earnings per share during the three-month and six-month periods ended June 30, 2014.
Under its existing Board authorized share repurchase program, on April 30, 2014, the Company entered into an ASR agreement with JPMorgan Chase Bank, National Association (JPMorgan), acting through its agent J.P. Morgan Securities LLC,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

relating to a fixed-dollar, uncollared ASR program pursuant to which we will purchase $100 million of our common stock from JPMorgan. The shares will be purchased by JPMorgan in two $50 million tranches that may be settled separately or simultaneously. Pursuant to the terms of the ASR Agreement, JPMorgan immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On May 1, 2014, the Company paid $100 million to JPMorgan and received an initial delivery of 1,193,317 shares of our common stock with a fair market value of approximately $80 million. This purchase was funded with cash on hand and commercial paper notes.
The Company has determined that the ASR agreement with JPMorgan meets the criteria to be accounted for as a forward contract indexed to its stock and is therefore being treated as an equity instrument. Although the ASR agreement with JPMorgan can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock.
The initial delivery of 1,193,317 shares reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2014. The total number of shares to ultimately be purchased under the ASR Agreement with JPMorgan will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement.
The Company evaluated the ASR agreement with JPMorgan for its potential dilution of earnings per share and has determined that, based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock calculated as of June 30, 2014, additional shares expected to be received upon final settlement (approximately 231,000 shares) would have an anti-dilutive impact on earnings per share and therefore were not included in the Company’s diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2014. The final settlement amount may increase or decrease depending upon the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the remaining term of the agreement.
As announced on July 15, 2014, the Company and Rockwood Holdings, Inc. (“Rockwood”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will acquire Rockwood in a cash and stock transaction. Refer to Note 17, “Subsequent Events” for additional information about this transaction. Pursuant to the terms of the ASR Agreement with JPMorgan, the period over which the Rule 10b-18 volume-weighted average prices of the Company’s common stock is calculated has been suspended, effective as of the date of the Merger Agreement. Final settlement is expected to occur approximately twelve trading days after the later of (a) the completion of the transaction, or (b) the completion of any restricted period (as defined under Regulation M of the Exchange Act) related to the transaction. However, final settlement may be accelerated at the option of JPMorgan, and the number of shares to be delivered may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. Additionally, the ASR agreement with JPMorgan will be terminated at any time that our share price is at or below $33.50 per share.
During the six-month period ended June 30, 2014, the Company repurchased a total of 1,967,069 shares of its common stock pursuant to the terms of its share repurchase program. As of June 30, 2014, there were 3,972,525 remaining shares available for repurchase under the Company’s authorized share repurchase program.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$280,886	$340,863
Raw materials	43,708	47,784
Stores, supplies and other	45,970	47,402
Total inventories(a)	$370,564	$436,049

(a)
As of June 30, 2014, $58.1 million of inventories (consisting primarily of finished goods) were classified as Assets of discontinued operations held for sale in the condensed consolidated balance sheets. See Note 15, “Discontinued Operations” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 6—Investments:
The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $5.8 million and $5.5 million at June 30, 2014 and December 31, 2013, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

NOTE 7—Long-Term Debt:
Long-term debt at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
5.10% Senior notes, net of unamortized discount of $20 at June 30, 2014 and $36 at December 31, 2013	$324,980	$324,964
4.50% Senior notes, net of unamortized discount of $2,028 at June 30, 2014 and $2,186 at December 31, 2013	347,972	347,814
Commercial paper notes	363,000	363,000
Fixed-rate foreign borrowings	4,951	7,879
Variable-rate foreign bank loans	22,266	34,910
Miscellaneous	197	297
Total long-term debt	1,063,366	1,078,864
Less amounts due within one year	377,521	24,554
Long-term debt, less current portion	$685,845	$1,054,310
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (hereinafter referred to as the February 2014 credit agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Services (Moody’s). The applicable margin on the facility was 1.000% as of June 30, 2014. As of June 30, 2014, there were no borrowings outstanding under the February 2014 credit agreement.
At June 30, 2014, we had $363.0 million of commercial paper notes (the “Notes”) outstanding bearing a weighted-average interest rate of approximately 0.25% and a weighted-average maturity of 20 days. In the second quarter of 2014, the Notes were reclassified from Long-term debt to Current portion of long-term debt in our condensed consolidated balance sheet.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, mature on February 1, 2015. At June 30, 2014, we have classified these senior notes as long-term based on our ability and intent to refinance them on a long-term basis through the issuance of new senior notes or borrowings under the February 2014 credit agreement.
NOTE 8—Commitments and Contingencies:
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2014, as follows (in thousands):

Beginning balance at December 31, 2013	$16,599
Expenditures	(1,626)
Reclassified as Liabilities of discontinued operations held for sale	(2,000)
Changes in estimates recorded to earnings and other	34
Foreign currency translation	38
Ending balance at June 30, 2014	13,045
Less amounts reported in Accrued expenses	7,133
Amounts reported in Other noncurrent liabilities	$5,912

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
Approximately $6.4 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $6.1 million.
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
On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4 (EPA) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology (PharmaMACT) standards at our plant in Orangeburg, South Carolina. The alleged violations involved (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. On June 11, 2014, we entered into a consent decree with the EPA and the South Carolina Department of Health and Environmental Control (DHEC) to settle this matter. Pursuant to the consent decree, we will pay a civil penalty to the EPA in the amount of approximately $332,000. A civil penalty of approximately $112,000 was waived pursuant to the consent decree and we will not be required to pay this amount to the DHEC. The Company is also required to submit certain reports and supporting data within 30 days of the consent decree becoming effective.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 9—Operating Segments:
Effective January 1, 2014, the Company’s assets and businesses were realigned under two operating segments to better align the Company’s resources to support its ongoing business strategy. The Performance Chemicals segment includes the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product categories, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment includes the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new structure also facilitates the continued standardization of business processes across the organization as part of our ongoing One Albemarle strategy. The new segment structure is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions, and each segment president is responsible for execution of the segment’s business strategy.
Segment income represents segment operating profit and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Summarized financial information concerning our reportable segments is shown in the following table. Results for 2013 have been recast to reflect the change in operating segments noted above, and segment results for all periods presented exclude discontinued operations as further described in Notes 1 and 15. Corporate & other includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to each segment whereas the remaining components of pension and OPEB benefits cost or credit are included in Corporate & other.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net sales:
Performance Chemicals	$334,187	$343,024	$684,444	$694,048
Catalyst Solutions	270,534	233,818	520,120	469,391
Total net sales	$604,721	$576,842	$1,204,564	$1,163,439
Segment operating profit:
Performance Chemicals	$77,265	$88,694	$157,741	$174,159
Catalyst Solutions	59,918	36,271	109,130	78,410
Total segment operating profit	137,183	124,965	266,871	252,569
Equity in net income of unconsolidated investments:
Performance Chemicals	2,660	2,328	5,577	4,636
Catalyst Solutions	7,989	7,381	13,973	15,334
Total equity in net income of unconsolidated investments	10,649	9,709	19,550	19,970
Net income attributable to noncontrolling interests:
Performance Chemicals	(6,932)	(8,389)	(14,584)	(13,918)
Total net income attributable to noncontrolling interests	(6,932)	(8,389)	(14,584)	(13,918)
Segment income:
Performance Chemicals	72,993	82,633	148,734	164,877
Catalyst Solutions	67,907	43,652	123,103	93,744
Total segment income	140,900	126,285	271,837	258,621
Corporate & other(a)	(18,768)	(16,585)	(53,533)	(31,806)
Restructuring and other charges, net	(8,175)	—	(25,175)	—
Interest and financing expenses	(8,733)	(7,608)	(17,506)	(12,839)
Other (expenses) income, net	(979)	(1,585)	164	(5,779)
Income tax expense	(21,773)	(20,396)	(34,963)	(45,934)
(Loss) income from discontinued operations (net of tax)	(60,025)	2,628	(61,794)	4,463
Net income attributable to Albemarle Corporation	$22,447	$82,739	$79,030	$166,726

(a)
For the three months ended June 30, 2014 and 2013, Corporate & other includes $0.9 million and $0.9 million, respectively, of pension and OPEB plan credits, and for the six months ended June 30, 2014 and 2013, Corporate & other includes $(13.7) million and $2.0 million, respectively, of pension and OPEB plan (costs) credits.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:
The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Pension Benefits Cost (Credit):
Service cost	$2,726	$3,332	$5,567	$6,974
Interest cost	8,128	7,715	16,297	14,933
Expected return on assets	(10,172)	(9,821)	(20,377)	(19,693)
Actuarial loss(a)	—	—	15,432	—
Amortization of prior service benefit	(138)	(295)	(411)	(344)
Total net pension benefits cost	$544	$931	$16,508	$1,870
Postretirement Benefits Cost (Credit):
Service cost	$54	$71	$108	$154
Interest cost	760	694	1,520	1,382
Expected return on assets	(86)	(103)	(171)	(206)
Amortization of prior service benefit	(24)	(23)	(48)	(48)
Total net postretirement benefits cost	$704	$639	$1,409	$1,282
Total net pension and postretirement benefits cost	$1,248	$1,570	$17,917	$3,152

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

During the three-month and six-month periods ended June 30, 2014, we made contributions of $1.2 million and $2.3 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2013, we made contributions of $1.4 million and $2.0 million, respectively, to our qualified and nonqualified pension plans.
We paid $1.0 million and $2.4 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2014, respectively. During the three-month and six-month periods ended June 30, 2013, we paid $1.1 million and $2.2 million in premiums to the U.S. postretirement benefit plan.

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

	June 30, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,063,366	$1,095,344	$1,078,864	$1,109,878
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2014 and December 31, 2013, we had outstanding foreign currency forward contracts with notional values totaling $159.6 million and $321.4 million, respectively. At June 30, 2014, $0.2 million was included in Other accounts receivable and $0.2 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts. At December 31, 2013, $0.2 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month and six-month periods ended June 30, 2014, we recognized losses of $(1.3) million and $(2.4) million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and six-month periods ended June 30, 2013, we recognized gains (losses) of $2.5 million and $(2.2) million, respectively, in Other income (expenses), net in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the six-month periods ended June 30, 2014 and 2013, we recorded $2.4 million and $2.2 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(2.2) million and $(2.5) million, respectively, in Other, net in our condensed consolidated statements of cash flows.
Interest Rate Swap—In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge is to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. This derivative financial instrument has been designated and is accounted for as a cash flow hedge under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Effectiveness of the hedge relationship is assessed prospectively and retrospectively on a quarterly basis. At June 30, 2014, the fair value of our pay fixed, receive variable rate forward starting interest rate swap was a liability of $16.4 million and is included in Accrued expenses. We determined there was no ineffectiveness during the six-month period ended June 30, 2014, which resulted in the entire change in fair value of this swap being recorded in Accumulated other comprehensive income.
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

Assets Measured at Fair Value on a Recurring Basis
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the six-month period ended June 30, 2014. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,014	$22,014	$—	$—
Private equity securities(b)	$1,852	$30	$—	$1,822
Foreign currency forward contracts(d)	$167	$—	$167	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,014	$22,014	$—	$—
Interest rate swap contract(c)	$16,420	$—	$16,420	$—
Foreign currency forward contracts(d)	$200	$—	$200	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$23,030	$23,030	$—	$—
Private equity securities(b)	$771	$21	$—	$750
Foreign currency forward contracts(d)	$161	$—	$161	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$23,030	$23,030	$—	$—

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$717	$—	$750	$—
Total unrealized gains included in earnings relating to assets still held at the reporting date	105	—	72	—
Purchases	1,000	—	1,000	—
Ending balance	$1,822	$—	$1,822	$—

Assets Measured at Fair Value on a Non-Recurring Basis
As discussed in Note 15 “Discontinued Operations,” during the second quarter of 2014, the Company signed a definitive agreement to sell certain businesses and assets to SI Group, Inc., and we recorded a pre-tax charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the anticipated sale of the assets. The expected loss represents the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. Accordingly, the fair value measurement is classified as Level 3 in the fair value hierarchy.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 13—Restructuring and Other
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. Payments under this workforce reduction plan are expected to be substantially complete in 2014. We had the following activity in our recorded workforce reduction liabilities for the six months ended June 30, 2014 (in thousands):

Beginning balance at December 31, 2013	$39,104
Workforce reduction charges	—
Payments	(25,302)
Amount reversed to income(a)	(1,095)
Foreign currency translation	(148)
Ending balance at June 30, 2014	$12,559
Amounts reported in Accrued expenses	$12,559

(a)	Amount reversed to income reflects adjustments based on actual timing and amount of final settlements.

During the first quarter of 2014 we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimate costs of approximately $14.0 million (recorded in Accrued expenses at June 30, 2014) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million.
Included in Restructuring and other charges, net for the second quarter of 2014 are $4.9 million ($3.1 million after income taxes) of certain significant acquisition-related costs, and a write-off of $3.3 million ($2.1 million after income taxes) for certain multi-product facility project costs that we do not expect to recover in future periods.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 14—Accumulated Other Comprehensive Income:
The components and activity in Accumulated other comprehensive income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Post- Retirement Benefits(a)	Unrealized Loss on Interest Rate Swap	Other	Total
Three months ended June 30, 2014
Balance at March 31, 2014	$111,424	$186	$(4,011)	$(672)	$106,927
Other comprehensive (loss) income before reclassifications	(804)	—	(6,410)	3	(7,211)
Amounts reclassified from accumulated other comprehensive income	—	(167)	—	34	(133)
Other comprehensive (loss) income, net of tax	(804)	(167)	(6,410)	37	(7,344)
Other comprehensive loss attributable to noncontrolling interests	61	—	—	—	61
Balance at June 30, 2014	$110,681	$19	$(10,421)	$(635)	$99,644
Three months ended June 30, 2013
Balance at March 31, 2013	$50,904	$915	$—	$(810)	$51,009
Other comprehensive income (loss) before reclassifications	5,241	—	—	(3)	5,238
Amounts reclassified from accumulated other comprehensive income	—	(330)	—	32	(298)
Other comprehensive income (loss), net of tax	5,241	(330)	—	29	4,940
Other comprehensive loss attributable to noncontrolling interests	233	—	—	—	233
Balance at June 30, 2013	$56,378	$585	$—	$(781)	$56,182
Six months ended June 30, 2014
Balance at December 31, 2013	$116,465	$487	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(6,062)	—	(10,421)	3	(16,480)
Amounts reclassified from accumulated other comprehensive income	—	(468)	—	69	(399)
Other comprehensive (loss) income, net of tax	(6,062)	(468)	(10,421)	72	(16,879)
Other comprehensive loss attributable to noncontrolling interests	278	—	—	—	278
Balance at June 30, 2014	$110,681	$19	$(10,421)	$(635)	$99,644
Six months ended June 30, 2013
Balance at December 31, 2012	$85,117	$989	$—	$(842)	$85,264
Other comprehensive (loss) income before reclassifications	(28,668)	—	—	(5)	(28,673)
Amounts reclassified from accumulated other comprehensive income	—	(404)	—	66	(338)
Other comprehensive (loss) income, net of tax	(28,668)	(404)	—	61	(29,011)
Other comprehensive income attributable to noncontrolling interests	(71)	—	—	—	(71)
Balance at June 30, 2013	$56,378	$585	$—	$(781)	$56,182

(a)	Amounts reclassified from accumulated other comprehensive income consist of amortization of prior service benefit. See Note 10, “Pension Plans and Other Postretirement Benefits.”

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013 is provided in the following (in thousands):

	Three Months Ended June 30,
	2014				2013
	Foreign Currency Translation	Pension and Post- retirement Benefits	Unrealized Loss on Interest Rate Swap	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$(613)	$(162)	$(10,101)	$57	$4,470	$(318)	$49
Income tax benefit (expense)	(191)	(5)	3,691	(20)	771	(12)	(20)
Other comprehensive income (loss), net of tax	$(804)	$(167)	$(6,410)	$37	$5,241	$(330)	$29

	Six Months Ended June 30,
	2014				2013
	Foreign Currency Translation	Pension and Post- retirement Benefits	Unrealized Loss on Interest Rate Swap	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$(5,336)	$(459)	$(16,420)	$111	$(29,782)	$(392)	$101
Income tax benefit (expense)	(726)	(9)	5,999	(39)	1,114	(12)	(40)
Other comprehensive income (loss), net of tax	$(6,062)	$(468)	$(10,421)	$72	$(28,668)	$(404)	$61

NOTE 15—Discontinued Operations:
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. for an undisclosed amount of cash. Included in the transaction are Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. The sale is subject to customary closing conditions and is expected to close later in 2014.
In the second quarter of 2014, the Company began accounting for these assets as held for sale and recorded a pre-tax charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the anticipated sale of the assets. The expected loss represents the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss is primarily attributable to goodwill, intangibles and long-lived assets which are included in the assets classified as held for sale at June 30, 2014. Cumulative foreign currency translation gains of $16.7 million were also included in the assessment of the assets’ carrying value for purposes of calculating the expected loss. The final selling price of these assets may be higher or lower than our current assessment of fair value. The expected loss and estimated costs to sell, net of related taxes, are included in (Loss) income from discontinued operations in our consolidated statements of income for the three-month and six-month periods ended June 30, 2014. A summary of results of discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$59,412	$57,355	$116,248	$112,383

(Loss) income from discontinued operations	$(80,174)	$3,682	$(82,687)	$6,171
Income tax (benefit) expense	(20,149)	1,054	(20,893)	1,708
(Loss) income from discontinued operations (net of tax)	$(60,025)	$2,628	$(61,794)	$4,463

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at June 30, 2014, are as follows (in thousands):

June 30, 2014
Assets
Inventories	$58,108
All other current assets	4,140
Net property, plant and equipment	52,367
Other intangibles, net of amortization	23,250
All other noncurrent assets	119
Assets of discontinued operations held for sale	$137,984
Liabilities
Accounts payable	$4,140
All other current liabilities	438
Noncurrent liabilities	6,600
Liabilities of discontinued operations held for sale	$11,178
Assets of discontinued operations held for sale and related liabilities are classified as current in the condensed consolidated balance sheet as of June 30, 2014 because the Company expects to complete the sale of such assets in 2014.

NOTE 16—Recently Issued Accounting Pronouncements:
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
In April 2014, the FASB issued accounting guidance that changes the criteria for reporting discontinued operations and modifies related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance improves the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements become effective for public entities in annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted for items that have not been reported as disposals or as held for sale in previously issued financial statements. We are assessing the impact of these new requirements on our financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

In May 2014, the FASB issued accounting guidance that will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are enhanced disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The enhanced disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is prohibited. We are assessing the impact of these new requirements on our financial statements.
In June 2014, the FASB issued accounting guidance which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The accounting guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. We are assessing the impact of these new requirements on our financial statements.

NOTE 17—Subsequent Events:

Proposed Acquisition of Rockwood Holdings, Inc.
On July 15, 2014, Albemarle and Rockwood entered into the Merger Agreement pursuant to which Albemarle will acquire Rockwood in a cash and stock transaction valued at approximately $6.2 billion. Under the terms of the transaction, each outstanding share of Rockwood common stock will be exchanged for $50.65 in cash and 0.4803 of a share of Albemarle common stock. The transaction values Rockwood at $85.53 per share, based on the closing price of Albemarle’s shares on July 14, 2014. Upon closing of the transaction, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30% of the combined company. The boards of directors of both Albemarle and Rockwood have approved the transaction. The transaction is subject to shareholder and regulatory approvals and other customary closing conditions and is expected to close by the first quarter of 2015.

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

Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services markets. We are committed to global sustainability and are advancing responsible eco-practices and solutions in our two business segments. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
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
Second Quarter 2014
During the second quarter of 2014:

•	We achieved quarterly earnings from continuing operations of $1.04 per share (on a diluted basis), an increase of 9% from second quarter 2013 results.

•	Our net sales for the quarter were $604.7 million, up 5% from net sales of $576.8 million in the second quarter of 2013.

•	Cash provided by operating activities was $146.0 million in the second quarter, an increase of 82% from second quarter 2013.

•	Our board of directors declared a quarterly dividend of $0.275 per share on May 13, 2014, which was paid on July 1, 2014 to shareholders of record at the close of business as of June 13, 2014.

•	We repurchased 1,343,821 shares of our common stock pursuant to the terms of our share repurchase program and ASR agreements.

•	Signed definitive agreement to sell antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc.
Outlook
The current business environment presents a diverse set of opportunities and challenges in the markets we serve, from a slow and uneven global economic recovery, pricing pressure on brominated flame retardants, and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery partners, and increasingly stringent environmental standards. Amidst these dynamics, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions.
On July 15, 2014, Albemarle and Rockwood Holdings, Inc. entered into the Merger Agreement pursuant to which Albemarle will acquire Rockwood in a cash and stock transaction valued at approximately $6.2 billion. Under the terms of the transaction, each outstanding share of Rockwood common stock will be exchanged for $50.65 in cash and 0.4803 of a share of Albemarle common stock. The transaction values Rockwood at $85.53 per share, based on the closing price of Albemarle’s shares on July 14, 2014. Upon closing of the transaction, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30% of the combined company. The boards of directors of both Albemarle and Rockwood have approved the transaction. The transaction is subject to shareholder and regulatory approvals and other customary closing conditions and is expected to close by the first quarter of 2015.
Performance Chemicals: First half 2014 net sales for this business was weaker than prior year, mainly due to lower demand for products in our bromine portfolio. We continue to manage through an uncertain environment characterized by soft demand in certain products and applications and cautious inventory management by our customers, which could continue to challenge the growth curve of this business throughout 2014. We believe we can sustain healthy margins with continued focus on maximizing our bromine franchise value.
We believe that the combination of solid, long-term business fundamentals with our competitive position, product innovations and effective management of raw material inventory inflation will enable us to manage our business through these periods of end market challenges and to capitalize on opportunities that will come with favorable market trends in select end markets and with a more evenly sustained economic recovery. Our view of third party market indicators and order book trends makes us cautiously optimistic that broad pricing trends for brominated flame retardants have mostly stabilized.
On a long-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expand over time. Although clear completion fluids shipments slowed in the second quarter of 2014 after an exceptional two-year run, we still expect volumes to continue to grow at a healthy rate over time. Factors that could cause a decline in the trajectory of this business include more stringent inventory management practices by our customers and well completion delays like those we observed late in 2013, or a meaningful decline in oil prices, or increase in regulatory pressure on offshore drilling, which could lead to delays in deep water and ultra-deep water spending. Fine Chemistry Services has a solid pipeline and good growth in contracts linked to electronic materials and other applications, and although we expect the near-term trajectory of growth in this business to be challenging due to the conclusion of several major projects, we expect new projects to offset these losses and establish a foundation for future growth. Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, agrochemical and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.
Catalyst Solutions: First half 2014 net sales and segment income are up over prior year on favorable volumes. In 2013 we executed several initiatives that strengthened our competitive position and laid the foundation for greater innovation and organic growth going forward, as we successfully started up a polyolefin catalyst center in South Korea and a world class aluminum alkyls facility in Saudi Arabia within our previously announced joint venture there. These new units, while unlikely to reach high utilization rates for a few years, are state-of-the-art units designed using the best technology and benefiting from our many years of hands-on operating experience. Additionally, we initiated a reduction in high cost supply capacity of certain aluminum alkyls during the first quarter of 2014 that will provide for a more reasonable cost base in that business.
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
Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2014 to be approximately 23.0%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
In the first quarter of 2014, we increased our quarterly dividend payout to $0.275 per share. During the six months ended June 30, 2014, we repurchased approximately 1.97 million shares of our common stock with a fair market value of approximately $130 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis.
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
Second Quarter 2014 Compared to Second Quarter 2013
Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
	(In thousands, except percentages and per share amounts)
NET SALES	$604,721	$576,842	5%
Cost of goods sold	397,358	385,172	3%
GROSS PROFIT	207,363	191,670	8%
GROSS PROFIT MARGIN	34.3%	33.2%
Selling, general and administrative expenses	67,011	61,725	9%
Research and development expenses	21,937	21,565	2%
Restructuring and other charges, net	8,175	—	*
OPERATING PROFIT	110,240	108,380	2%
OPERATING PROFIT MARGIN	18.2%	18.8%
Interest and financing expenses	(8,733)	(7,608)	15%
Other expenses, net	(979)	(1,585)	(38)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	100,528	99,187	1%
Income tax expense	21,773	20,396	7%
Effective tax rate	21.7%	20.6%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	78,755	78,791	—%
Equity in net income of unconsolidated investments (net of tax)	10,649	9,709	10%
NET INCOME FROM CONTINUING OPERATIONS	89,404	88,500	1%
(Loss) income from discontinued operations (net of tax)	(60,025)	2,628	*
NET INCOME	29,379	91,128	(68)%
Net income attributable to noncontrolling interests	(6,932)	(8,389)	(17)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$22,447	$82,739	(73)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	14.8%	15.3%
Basic earnings (loss) per share:
Continuing operations	$1.05	$0.95	11%
Discontinued operations	(0.76)	0.03	*
	$0.29	$0.98	(70)%
Diluted earnings (loss) per share:
Continuing operations	$1.04	$0.95	9%
Discontinued operations	(0.76)	0.03	*
	$0.28	$0.98	(71)%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended June 30, 2014, we recorded net sales of $604.7 million, an increase of 5% compared to net sales of $576.8 million for the three-month period ended June 30, 2013. This increase was due primarily to favorable volume impacts of 4%, including favorable impacts of approximately $32.0 million in Catalyst Solutions partly offset by unfavorable volume impacts of approximately $11.0 million in Performance Chemicals, and favorable currency impacts of approximately 1% from a stronger European Union Euro.
Gross Profit
For the three-month period ended June 30, 2014, our gross profit increased $15.7 million, or 8%, from the corresponding 2013 period due mainly to favorable volume impacts in Catalyst Solutions and lower variable input costs in both operating segments. Overall, these factors contributed to a higher gross profit margin for the three-month period ended June 30, 2014 of 34.3%, up from 33.2% in the corresponding period of 2013.
Selling, General and Administrative Expenses
For the three-month period ended June 30, 2014, our selling, general and administrative (SG&A) expenses increased $5.3 million, or 9%, from the three-month period ended June 30, 2013. This increase was primarily due to higher incentive compensation costs and commissions. As a percentage of net sales, SG&A expenses were 11.1% for the three-month period ended June 30, 2014, compared to 10.7% for the corresponding period in 2013.
Research and Development Expenses
For the three-month period ended June 30, 2014, our research and development (R&D) expenses increased $0.4 million, or 2%, from the three-month period ended June 30, 2013, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.6% and 3.7% for the three-month periods ended June 30, 2014 and 2013, respectively.
Restructuring and Other Charges, Net
Included in Restructuring and other charges, net for the second quarter of 2014 are $4.9 million ($3.1 million after income taxes) of certain significant acquisition-related costs and a write-off of $3.3 million ($2.1 million after income taxes) for certain multi-product facility project costs that we do not expect to recover in future periods.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended June 30, 2014 increased $1.1 million to $8.7 million from the corresponding 2013 period, due mainly to decreases in interest capitalized on lower average construction work in progress balances in the 2014 period.
Other Expenses, Net
Other expenses, net for the three-month period ended June 30, 2014 was $1.0 million versus $1.6 million for the corresponding 2013 period. This change was due primarily to favorable currency impacts compared to the corresponding period in 2013 due to better management of currency risks.
Income Tax Expense
The effective income tax rate for the second quarter of 2014 was 21.7% compared to 20.6% for the second quarter of 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate in the 2014 period was also impacted by the restructuring and other charges as noted above.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $10.6 million for the three-month period ended June 30, 2014 compared to $9.7 million in the same period last year. This increase was due primarily to higher equity income amounts reported by our Catalyst Solutions segment joint ventures Nippon Ketjen Company Limited, Eurecat, Nippon Aluminum Alkyls and Eurecat S.A., as well as higher equity income reported by our Performance Chemicals segment joint venture Magnifin, partially offset by lower equity income reported by our Catalyst Solutions segment joint venture Saudi Organometallic Chemicals Company.
(Loss) Income from Discontinued Operations
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. for an undisclosed amount of cash. In the second quarter of 2014, the Company began accounting for these assets as held for sale, and as such the financial results of the disposal group have been presented as discontinued operations in the consolidated statements of income for all periods presented. (Loss) income from discontinued operations, after income taxes, was $(60.0) million for the three-month period ended June 30, 2014 compared to $2.6 million for the three-month period ended June 30, 2013. Included in the 2014 period is a pre-tax charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the anticipated sale of the assets. The expected loss represents the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss is primarily attributable to goodwill, intangibles and long-lived assets which are included in the assets classified as held for sale at June 30, 2014. The final selling price of these assets may be higher or lower than our current assessment of fair value.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended June 30, 2014, net income attributable to noncontrolling interests was $6.9 million compared to $8.4 million in the same period last year. This decrease of $1.5 million was due primarily to lower profits of our consolidated joint venture Jordan Bromine Company in the 2014 period.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $22.4 million in the three-month period ended June 30, 2014, from $82.7 million in the three-month period ended June 30, 2013 primarily due to a $60.3 million after-tax charge in the 2014 period related to the expected loss on the anticipated sale of certain assets to SI Group, Inc., a $3.1 million after-tax charge in the 2014 period for certain significant acquisition-related costs, a $2.1 million after-tax charge in the 2014 period for certain multi-product facility project costs that we do not expect to recover in future periods, higher SG&A costs of $5.3 million before taxes due to sales commissions and incentive compensation costs, and unfavorable volumes in Performance Chemicals of approximately $9.0 million on lower customer demand for the period, partly offset by favorable volumes in Catalyst Solutions of approximately $17.0 million before taxes and favorable variable input costs of approximately $3.0 million before taxes.
Other Comprehensive (Loss) Income
Total other comprehensive (loss) income, net of tax, was $(7.3) million for the three-month period ended June 30, 2014 compared to $4.9 million for the corresponding period in 2013. In the 2014 period, other comprehensive (loss), net of tax, from foreign currency translation adjustments was $(0.8) million, mainly as a result of unfavorable movements in the European Union Euro of approximately $11.0 million, partly offset by favorable movements in other currencies in which the company does significant business, mostly the Korean Won of approximately $7.0 million and the Brazilian Real of approximately $3.0 million. Also included in total other comprehensive (loss) for the 2014 period is an unrealized (loss), net of tax, of $(6.4) million related to our forward starting interest rate swap. In the 2013 period, other comprehensive income, net of tax, from foreign currency translation adjustments was $5.2 million, mainly as a result of approximately $17.0 million income due to favorable movements in the European Union Euro partly offset by approximately $10.0 million in unfavorable movements in the Brazilian Real.

Segment Information Overview. We have identified two reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our Performance Chemicals segment is composed of the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product categories. Our Catalyst Solutions segment is composed of the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories. Segment income represents segment operating profit and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
The Corporate & other segment includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to each segment whereas the remaining components of pension and OPEB cost or credit are included in Corporate & other.

	Three Months Ended June 30,				Percentage Change
	2014	% of net sales	2013	% of net sales	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$334,187	55.3%	$343,024	59.5%	(3)%
Catalyst Solutions	270,534	44.7%	233,818	40.5%	16%
Total net sales	$604,721	100.0%	$576,842	100.0%	5%
Segment operating profit:
Performance Chemicals	$77,265	23.1%	$88,694	25.9%	(13)%
Catalyst Solutions	59,918	22.1%	36,271	15.5%	65%
Total segment operating profit	137,183		124,965		10%
Equity in net income of unconsolidated investments:
Performance Chemicals	2,660		2,328		14%
Catalyst Solutions	7,989		7,381		8%
Total equity in net income of unconsolidated investments	10,649		9,709		10%
Net income attributable to noncontrolling interests:
Performance Chemicals	(6,932)		(8,389)		(17)%
Total net income attributable to noncontrolling interests	(6,932)		(8,389)		(17)%
Segment income:
Performance Chemicals	72,993	21.8%	82,633	24.1%	(12)%
Catalyst Solutions	67,907	25.1%	43,652	18.7%	56%
Total segment income	140,900		126,285		12%
Corporate & other	(18,768)		(16,585)		13%
Restructuring and other charges, net	(8,175)		—		*
Interest and financing expenses	(8,733)		(7,608)		15%
Other expenses, net	(979)		(1,585)		(38)%
Income tax expense	(21,773)		(20,396)		7%
(Loss) income from discontinued operations (net of tax)	(60,025)		2,628		*
Net income attributable to Albemarle Corporation	$22,447		$82,739		(73)%
*Percentage calculation is not meaningful.

Our segment information includes measures we refer to as Segment operating profit and Segment income which are financial measures that are not required by, or presented in accordance with, GAAP. The Company has reported Segment operating profit and Segment income because management believes that these financial measures provide transparency to investors and enable period-to-period comparability of financial performance. Segment operating profit and Segment income should not be considered as an alternative to Operating profit or Net income attributable to Albemarle Corporation, respectively, as determined in accordance with GAAP.
See below for a reconciliation of Segment operating profit and Segment income, the non-GAAP financial measures, to Operating profit and Net income attributable to Albemarle Corporation, respectively, the most directly comparable financial measures calculated and reported in accordance with GAAP.

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Total segment operating profit	$137,183	$124,965
Add (less):
Corporate & other	(18,768)	(16,585)
Restructuring and other charges, net	(8,175)	—
GAAP Operating profit	$110,240	$108,380

Total segment income	$140,900	$126,285
Add (less):
Corporate & other	(18,768)	(16,585)
Restructuring and other charges, net	(8,175)	—
Interest and financing expenses	(8,733)	(7,608)
Other expenses, net	(979)	(1,585)
Income tax expense	(21,773)	(20,396)
(Loss) income from discontinued operations (net of tax)	(60,025)	2,628
GAAP Net income attributable to Albemarle Corporation	$22,447	$82,739

Performance Chemicals
Performance Chemicals segment net sales for the three-month period ended June 30, 2014 were $334.2 million, down $8.8 million, or 3%, in comparison to the same period in 2013. The decrease was driven mainly by unfavorable volume impacts of approximately $17.0 million in our Specialty Chemicals business partly offset by favorable volumes of approximately $7.0 million in Fine Chemistry Services. Segment income for Performance Chemicals was down 12%, or $9.6 million, to $73.0 million for the three-month period ended June 30, 2014, compared to the same period in 2013, as a result of lower volumes in Specialty Chemicals (net of noncontrolling interests) of approximately $5.0 million due to period demand, higher manufacturing and SG&A spending of approximately $4.0 million and lower pricing of approximately $2.0 million mainly on Fire Safety Solutions demand, partly offset by lower variable input costs of approximately $2.0 million.
Catalyst Solutions
Catalyst Solutions segment net sales for the three-month period ended June 30, 2014 were $270.5 million, an increase of $36.7 million, or 16%, compared to the three-month period ended June 30, 2013. This increase was due to favorable volumes of 14% on market demand across all businesses, favorable impacts from currency translation of 1% primarily on a stronger European Union Euro and favorable pricing of 1% due to market conditions (driven by Refinery Catalyst Solutions). Catalyst Solutions segment income increased 56%, or $24.3 million, to $67.9 million for the three-month period ended June 30, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to approximately $19.0 million favorable volume impacts in all businesses on stronger market demand, approximately $3.0 million lower variable input costs, approximately $1.0 million favorable equity in income of unconsolidated investments, and favorable pricing due to market conditions of approximately $3.0 million.
Corporate and other
For the three-month period ended June 30, 2014, our Corporate and other expense was $18.8 million compared to $16.6 million for the corresponding period in 2013, due primarily to unfavorable incentive compensation costs.

Six Months 2014 Compared to Six Months 2013
Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013
	(In thousands, except percentages and per share amounts)
NET SALES	$1,204,564	$1,163,439	4%
Cost of goods sold	801,602	775,858	3%
GROSS PROFIT	402,962	387,581	4%
GROSS PROFIT MARGIN	33.5%	33.3%
Selling, general and administrative expenses	145,115	125,300	16%
Research and development expenses	44,509	41,518	7%
Restructuring and other charges, net	25,175	—	*
OPERATING PROFIT	188,163	220,763	(15)%
OPERATING PROFIT MARGIN	15.6%	19.0%
Interest and financing expenses	(17,506)	(12,839)	36%
Other income (expenses), net	164	(5,779)	(103)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	170,821	202,145	(15)%
Income tax expense	34,963	45,934	(24)%
Effective tax rate	20.5%	22.7%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	135,858	156,211	(13)%
Equity in net income of unconsolidated investments (net of tax)	19,550	19,970	(2)%
NET INCOME FROM CONTINUING OPERATIONS	155,408	176,181	(12)%
(Loss) income from discontinued operations (net of tax)	(61,794)	4,463	*
NET INCOME	93,614	180,644	(48)%
Net income attributable to noncontrolling interests	(14,584)	(13,918)	5%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$79,030	$166,726	(53)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	12.9%	15.1%
Basic earnings (loss) per share:
Continuing operations	$1.78	$1.88	(5)%
Discontinued operations	(0.78)	0.05	*
	$1.00	$1.93	(48)%
Diluted earnings (loss) per share:
Continuing operations	$1.77	$1.87	(5)%
Discontinued operations	(0.78)	0.05	*
	$0.99	$1.92	(48)%

*Percentage calculation is not meaningful.

Net Sales
For the six-month period ended June 30, 2014, we recorded net sales of $1.20 billion, an increase of 4% compared to net sales of $1.16 billion for the six-month period ended June 30, 2013. This increase was due primarily to favorable volume impacts of 3%, including favorable impacts of approximately $44.0 million in Catalyst Solutions and unfavorable impacts of approximately $6.0 million in Performance Chemicals, favorable currency impacts of approximately $8.0 million due to a stronger European Union Euro, partly offset by unfavorable pricing of approximately $5.0 million.

Gross Profit
For the six-month period ended June 30, 2014, our gross profit increased $15.4 million, or 4%, from the corresponding 2013 period due mainly to favorable volumes and lower variable input costs, partly offset by unfavorable pricing and higher manufacturing costs (including $3.0 million of higher pension and OPEB costs allocated to cost of goods sold, substantially all of which resulted from mark-to-market actuarial losses in connection with the curtailment and remeasurement as noted below in Selling, General and Administrative Expenses). Overall, these factors contributed to a higher gross profit margin for the six-month period ended June 30, 2014 of 33.5%, up from 33.3% for the corresponding period in 2013.
Selling, General and Administrative Expenses
For the six-month period ended June 30, 2014, our SG&A expenses increased $19.8 million, or 16%, from the six-month period ended June 30, 2013. This increase was primarily due to unfavorable pension and OPEB impacts of $11.7 million (including mark-to-market actuarial losses of $12.5 million) and higher incentive compensation costs and commissions. As a percentage of net sales, SG&A expenses were 12.0% for the six-month period ended June 30, 2014, compared to 10.8% for the corresponding period in 2013.
The mark-to-market actuarial loss in 2014 resulted from a curtailment related to one of our U.S. defined benefit pension plans and our SERP, which triggered a remeasurement of the related assets and obligations during the first quarter. The curtailment was in connection with our workforce reduction plan initiated in the fourth quarter of 2013. The mark-to-market actuarial loss in 2014 is primarily attributable to: (a) a decrease in the weighted average discount rate for our domestic pension plans from 5.14% to 4.97%; and (b) the annualized actual return on the assets of the U.S. defined benefit pension plan subject to the curtailment being approximately (5.00%), significantly lower than the expected return of 7.00%, as a result of overall market and investment portfolio performance. There were no mark-to-market actuarial gains or losses related to our defined benefit pension and OPEB plans recorded during the six-month period ended June 30, 2013.
Research and Development Expenses
For the six-month period ended June 30, 2014, our R&D expenses increased $3.0 million, or 7%, from the six-month period ended June 30, 2013, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.7% for the six-month period ended June 30, 2014, compared to 3.6% for the corresponding period in 2013.
Restructuring and Other Charges, Net
During the first quarter of 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimate costs of approximately $14.0 million (recorded in Accrued expenses at June 30, 2014) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million.
Also included in Restructuring and other charges, net for the six-month period ended June 30, 2014 are $4.9 million ($3.1 million after income taxes) of certain significant acquisition-related costs and a write-off of $3.3 million ($2.1 million after income taxes) for certain multi-product facility project costs that we do not expect to recover in future periods.
Interest and Financing Expenses
Interest and financing expenses for the six-month period ended June 30, 2014 increased $4.7 million to $17.5 million from the corresponding 2013 period due mainly to decreases in interest capitalized on lower average construction work in progress balances in the 2014 period.
Other Income (Expenses), Net
Other income (expenses), net for the six-month period ended June 30, 2014 was $0.2 million versus $(5.8) million for the corresponding 2013 period. This change was due primarily to favorable currency impacts compared to the corresponding period in 2013 due to better management of currency risks.
Income Tax Expense
The effective income tax rate for the first six months of 2014 was 20.5% compared to 22.7% for the first six months of 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate in the 2014 period was also impacted by the pension plan curtailment and related remeasurement, and the restructuring and other charges noted above.

Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $19.6 million for the six-month period ended June 30, 2014 compared to $20.0 million in the same period last year. This decrease was due primarily to lower equity income amounts reported by our Catalyst Solutions segment joint ventures Saudi Organometallic Chemicals Company and Fábrica Carioca de Catalisadores SA, partially offset by higher equity income reported by our Catalyst Solutions segment joint venture Nippon Ketjen Company Limited and our Performance Chemicals segment joint venture Magnifin.
(Loss) Income from Discontinued Operations
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. for an undisclosed amount of cash. In the second quarter of 2014, the Company began accounting for these assets as held for sale, and as such the financial results of the disposal group have been presented as discontinued operations in the consolidated statements of income for all periods presented. (Loss) income from discontinued operations, after income taxes, was $(61.8) million for the six-month period ended June 30, 2014 compared to $4.5 million for the six-month period ended June 30, 2013. Included in the 2014 period is a pre-tax impairment charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the anticipated sale of the assets. The expected loss represents the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss is primarily attributable to goodwill, intangibles and long-lived assets which are included in the assets classified as held for sale at June 30, 2014. The final selling price of these assets may be higher or lower than our current assessment of fair value.
Net Income Attributable to Noncontrolling Interests
For the six-month period ended June 30, 2014, net income attributable to noncontrolling interests was $14.6 million compared to $13.9 million in the same period last year. This increase of $0.7 million was due primarily to higher profits of our consolidated joint venture Jordan Bromine Company in the 2014 period.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $79.0 million in the six-month period ended June 30, 2014, from $166.7 million in the six-month period ended June 30, 2013 primarily due to a $60.3 million after-tax impairment charge in the 2014 period related to the expected loss on the anticipated sale of certain assets to SI Group, Inc., unfavorable impacts of $14.8 million before taxes related to pension and OPEB items mainly resulting from an actuarial loss in the 2014 period, an $11.1 million after tax charge related to a reduction of aluminum alkyl supply capacity in the 2014 period, a $3.1 million after-tax charge in the 2014 period for certain significant acquisition-related costs, a $2.1 million after-tax charge in the 2014 period for certain multi-product facility project costs that we do not expect to recover in future periods, unfavorable pricing of approximately $5.0 million before taxes (driven by Performance Chemicals partly offset by favorable pricing in Catalyst Solutions) due to market conditions, and higher manufacturing and SG&A costs of approximately $13.0 million before taxes, partly offset by favorable volume impacts of approximately $17.0 million before taxes on market demand and lower variable input costs of approximately $9.0 million before taxes.
Other Comprehensive Loss
Total other comprehensive loss, net of tax, was $16.9 million for the six-month period ended June 30, 2014 compared to $29.0 million for the corresponding period in 2013. In the 2014 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $6.1 million, mainly as a result of unfavorable movements of approximately $16.0 million in the European Union Euro partly offset by favorable movements in the Brazilian Real of approximately $7.0 million and in the Korean Won of approximately $4.0 million. Also included in total other comprehensive loss for the 2014 period is an unrealized loss, net of tax, of $10.4 million related to our forward starting interest rate swap. In the 2013 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $28.7 million, mainly as a result of unfavorable movements of approximately $17.0 million, $9.0 million and $4.0 million in the European Union Euro, Brazilian Real and Korean Won, respectively, partly offset by favorable movements of approximately $1.0 million in the Chinese Renminbi.

Segment Information Overview

	Six Months Ended June 30,				Percentage Change
	2014	% of net sales	2013	% of net sales	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$684,444	56.8%	$694,048	59.7%	(1)%
Catalyst Solutions	520,120	43.2%	469,391	40.3%	11%
Total net sales	$1,204,564	100.0%	$1,163,439	100.0%	4%
Segment operating profit:
Performance Chemicals	$157,741	23.0%	$174,159	25.1%	(9)%
Catalyst Solutions	109,130	21.0%	78,410	16.7%	39%
Total segment operating profit	266,871		252,569		6%
Equity in net income of unconsolidated investments:
Performance Chemicals	5,577		4,636		20%
Catalyst Solutions	13,973		15,334		(9)%
Total equity in net income of unconsolidated investments	19,550		19,970		(2)%
Net income attributable to noncontrolling interests:
Performance Chemicals	(14,584)		(13,918)		5%
Total net income attributable to noncontrolling interests	(14,584)		(13,918)		5%
Segment income:
Performance Chemicals	148,734	21.7%	164,877	23.8%	(10)%
Catalyst Solutions	123,103	23.7%	93,744	20.0%	31%
Total segment income	271,837		258,621		5%
Corporate & other	(53,533)		(31,806)		68%
Restructuring and other charges, net	(25,175)		—		*
Interest and financing expenses	(17,506)		(12,839)		36%
Other income (expenses), net	164		(5,779)		(103)%
Income tax expense	(34,963)		(45,934)		(24)%
(Loss) income from discontinued operations (net of tax)	(61,794)		4,463		*
Net income attributable to Albemarle Corporation	$79,030		$166,726		(53)%
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

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Total segment operating profit	$266,871	$252,569
Add (less):
Corporate & other	(53,533)	(31,806)
Restructuring and other charges, net	(25,175)	—
GAAP Operating profit	$188,163	$220,763

Total segment income	$271,837	$258,621
Add (less):
Corporate & other	(53,533)	(31,806)
Restructuring and other charges, net	(25,175)	—
Interest and financing expenses	(17,506)	(12,839)
Other income (expenses), net	164	(5,779)
Income tax expense	(34,963)	(45,934)
(Loss) income from discontinued operations (net of tax)	(61,794)	4,463
GAAP Net income attributable to Albemarle Corporation	$79,030	$166,726

Performance Chemicals
Performance Chemicals segment net sales for the six-month period ended June 30, 2014 were $684.4 million, down $9.6 million, or 1%, in comparison to the same period in 2013. The decrease was driven mainly by unfavorable net pricing impacts of 1% due to market conditions mainly in Fire Safety Solutions and unfavorable volumes of 1% on market demand (mainly in Specialty Chemicals), partly offset by favorable currency impacts of approximately 1% mainly due to a stronger European Union Euro. Segment income for Performance Chemicals was down 10%, or $16.1 million, to $148.7 million for the six-month period ended June 30, 2014, compared to the same period in 2013, as a result of lower pricing of approximately $8.0 million mainly in Fire Safety Solutions, higher manufacturing and SG&A spending of approximately $6.0 million, and lower volumes of approximately $5.0 million due to period demand, partly offset by lower variable input costs of approximately $3.0 million.
Catalyst Solutions
Catalyst Solutions segment net sales for the six-month period ended June 30, 2014 were $520.1 million, an increase of $50.7 million, or 11%, compared to the six-month period ended June 30, 2013. This increase was due to favorable volumes of 9% on market demand, favorable pricing of 1% due to market conditions (driven by Refinery Catalyst Solutions, partly offset by unfavorable pricing in Performance Catalyst Solutions), and favorable currency impacts of approximately 1% due to a stronger European Union Euro. Catalyst Solutions segment income increased 31%, or $29.4 million, to $123.1 million for the six-month period ended June 30, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to approximately $26.0 million favorable volume impacts on stronger market demand, lower variable input costs of approximately $6.0 million and favorable pricing of approximately $4.0 million mainly in Refinery Catalyst Solutions due to market conditions. These were partly offset by approximately $2.0 million in unfavorable spending at our manufacturing facilities.
Corporate and other
For the six-month period ended June 30, 2014, our Corporate and other expense was $53.5 million compared to $31.8 million for the corresponding period in 2013. This increase was primarily due to unfavorable pension and OPEB costs mainly due to the current period curtailment and remeasurement charge and unfavorable incentive compensation costs.
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
Cash Flow
During the first six months of 2014, cash on hand and cash provided by operations funded payments of $150.0 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $46.7 million and dividends to shareholders of $41.3 million. Our operations provided $295.1 million of cash flows during the first six months of 2014, as compared to $178.9 million for the first six months of 2013. Overall, our cash and cash equivalents increased by $37.9 million to $515.1 million at June 30, 2014, up from $477.2 million at December 31, 2013.
Net current assets were $710.0 million and $1.05 billion at June 30, 2014 and December 31, 2013, respectively, with the decrease being largely due to the reclassification of our commercial paper notes from Long-term debt to Current portion of long-term debt. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the six-month period ended June 30, 2014 of $46.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $100 - $125 million in 2014 for capacity increases, cost reduction and continuity of operations projects.
On February 25, 2014, we increased our quarterly dividend rate to $0.275 per share, a 15% increase from the quarterly rate of $0.24 per share paid in 2013. Under our existing Board authorized share repurchase program, on February 3, 2014, we entered into an ASR agreement with Merrill Lynch, acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared ASR program pursuant to which we purchased $50 million of our common stock from Merrill Lynch in two $25 million tranches. On February 3, 2014, we paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. Under the terms of the agreement, on April 30, 2014, the transaction was completed and we received a final settlement of 150,504 shares, calculated based on calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $0.77.
Under our existing Board authorized share repurchase program, on April 30, 2014, we entered into an ASR agreement with JPMorgan, acting through its agent J.P. Morgan Securities LLC, relating to a fixed-dollar, uncollared ASR program pursuant to which we will purchase $100 million of our common stock from JPMorgan. The shares will be purchased by JPMorgan in two $50 million tranches that may be settled separately or simultaneously. On May 1, 2014, we paid $100 million to JPMorgan and received an initial delivery of 1,193,317 shares of our common stock with a fair market value of approximately $80 million. This purchase was funded with cash on hand and commercial paper notes. The total number of shares to ultimately be purchased under the ASR agreement with JPMorgan will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement. Based on the Rule 10b-18 volume-weighted average prices calculated as of June 30, 2014, additional shares expected to be received upon final settlement would be approximately 231,000 shares. The final settlement amount may increase or decrease depending upon the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the remaining term of the agreement. As announced on July 15, 2014, the Company and Rockwood entered into the Merger Agreement pursuant to which the Company will acquire Rockwood in a cash and stock transaction. Pursuant to the terms of the ASR Agreement with JPMorgan, the period over which the Rule 10b-18 volume-weighted average prices of the Company’s common stock is calculated has been suspended, effective as of the date of the Merger Agreement. Final settlement is expected to occur approximately twelve trading days after the later of (a) the completion of the transaction, or (b) the completion of any restricted period (as defined under Regulation M of the Exchange Act) related to the transaction. However, final settlement may be accelerated at the option of JPMorgan, and the number of shares to be delivered may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. Additionally, the ASR agreement with JPMorgan will be terminated at any time that our share price is at or below $33.50 per share.
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments remaining under this workforce reduction plan of approximately $11.6 million are expected to be substantially complete in 2014. We do not anticipate a significant reduction in future operating expenses as a result of the workforce reduction because we plan to redeploy resources to research and development, sales and business development in support of our strategic objectives to more rapidly develop and commercialize new applications for bromine, protect and grow our flame retardants business and more aggressively expand our catalyst business into new markets.
During the first quarter of 2014 we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimate costs of approximately $14.0 million (recorded in Accrued expenses at June 30, 2014) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million. We expect to realize annual savings of up to $3 million as a result of this capacity reduction, beginning within the next two years.
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. for an undisclosed amount of cash. Included in the transaction are Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. The sale is subject to customary closing conditions and is expected to close later in 2014. In the second quarter of 2014, the Company began accounting for these assets as held for sale and recorded a pre-tax charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the anticipated sale of the assets. The expected loss represents the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss is primarily attributable to goodwill, intangibles and long-lived assets which are included in the assets classified as held for sale at June 30, 2014. Cumulative foreign currency translation gains of $16.7 million were also included in the assessment of the assets’ carrying value for purposes of calculating the expected loss. The final selling price of these assets may be higher or lower than our current assessment of fair value. The expected loss and estimated costs to sell, net of related taxes, are included in (Loss) income from discontinued operations in our consolidated statements of income for the three-month and six-month periods ended June 30, 2014.
At June 30, 2014 and December 31, 2013, our cash and cash equivalents included $502.1 million and $388.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month and six-month periods ended June 30, 2014, we repatriated approximately $6.0 million in cash as part of these foreign cash repatriation activities. No such repatriations occurred during the three-month and six-month periods ended June 30, 2013.
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
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (the February 2014 credit agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement (the September 2011 credit agreement) dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from S&P and Moody’s. The applicable margin on the facility was 1.000% as of June 30, 2014. There were no borrowings outstanding under the February 2014 credit agreement as of June 30, 2014.
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
At June 30, 2014, we had $363.0 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.25% and a weighted-average maturity of 20 days. In order to maintain flexibility with regard to our liquidity strategy, in the second quarter of 2014 the Notes were reclassified from Long-term debt to Current portion of long-term debt in our condensed consolidated balance sheet.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, mature on February 1, 2015. At June 30, 2014, we have classified these senior notes as long-term based on our ability and intent to refinance them on a long-term basis through the issuance of new senior notes or borrowings under the February 2014 credit agreement.
The non-current portion of our long-term debt was $685.8 million at June 30, 2014 and $1.1 billion at December 31, 2013. In addition, at June 30, 2014, we had the ability to borrow $387.0 million under our commercial paper program and the February 2014 credit agreement, and $223.0 million under other existing lines of credit, subject to various financial covenants under our February 2014 credit agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 credit agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2014, we were, and currently are, in compliance with all of our debt covenants.
On July 15, 2014, Albemarle and Rockwood Holdings, Inc. entered into the Merger Agreement pursuant to which Albemarle will acquire Rockwood in a cash and stock transaction valued at approximately $6.2 billion. Under the terms of the transaction, each outstanding share of Rockwood common stock will be exchanged for $50.65 in cash and 0.4803 of a share of Albemarle common stock. Albemarle expects to fund the aggregate cash portion of the merger consideration (the “Cash Consideration”) using (i) approximately $2.2 billion of cash on hand expected to be available from Albemarle, Rockwood and their respective subsidiaries at the time of closing, and (ii) approximately $1.5 billion in debt financing from the proceeds of new senior notes to be issued by Albemarle. Albemarle has obtained financing commitments to cover, if necessary, up to the entire amount of the Cash Consideration, pursuant to a commitment letter (the “Commitment Letter”) entered into on July 15, 2014, among Albemarle, Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Pursuant to the Commitment Letter, Bank of America has also agreed to provide a $750 million replacement revolving credit facility in the event that proposed amendments to Albemarle’s existing revolving credit facility in connection with the acquisition cannot be obtained. The funding of the facilities provided for in the Commitment Letter is contingent on the satisfaction of customary conditions, including (i) execution and delivery of definitive documentation with respect to such facilities in accordance with the terms sets forth in the Commitment Letter and (ii) consummation of the merger.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $35.6 million at June 30, 2014. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2014 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $5 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $2.3 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2014.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $27.6 million at June 30, 2014 and $29.8 million at December 31, 2013. Related assets for corresponding offsetting benefits recorded in Other assets totaled $23.0 million at June 30, 2014 and $25.7 million at December 31, 2013. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2014 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Except as described herein and in “Cash Flow,” and “Long-Term Debt” above, information about contractual obligations for the quarter ended June 30, 2014 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
At June 30, 2014, we had the ability to borrow approximately $610 million under our commercial paper program, February 2014 credit agreement and other existing lines of credit, subject to various financial covenants under our February 2014 credit agreement. With generally strong cash-generative businesses and no significant debt maturities before 2015, we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $515.1 million as of June 30, 2014, of which $502.1 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 16.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
We had variable interest rate borrowings of $385.3 million outstanding at June 30, 2014, bearing a weighted average interest rate of 0.29% and representing approximately 36% of our total outstanding debt. A hypothetical 10% change (approximately 3 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of June 30, 2014. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%. A cash settlement will occur on the termination date determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date we terminate the swap. At June 30, 2014, there was an unrealized loss of $10.4 million (after income taxes) in Accumulated other comprehensive income related to this interest rate swap.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $159.6 million and with a fair value representing a net liability position of less than $0.1 million at June 30, 2014. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2014, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $2.9 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $1.6 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2014, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4 (EPA) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology (PharmaMACT) standards at our plant in Orangeburg, South Carolina. The alleged violations involved (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. On June 11, 2014, we entered into a consent decree with the EPA and the South Carolina Department of Health and Environmental Control (DHEC) to settle this matter. Pursuant to the consent decree, we will pay a civil penalty to the EPA in the amount of approximately $332,000. A civil penalty of approximately $112,000 was waived pursuant to the consent decree and we will not be required to pay this amount to the DHEC. The Company is also required to submit certain reports and supporting data within 30 days of the consent decree becoming effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(a)
April 1, 2014 to April 30, 2014(b)	150,504	$64.62	150,504	5,165,842
May 1, 2014 to May 31, 2014(c)	1,193,317	67.04	1,193,317	3,972,525
June 1, 2014 to June 30, 2014	—	—	—	3,972,525
Total	1,343,821	$66.77	1,343,821	3,972,525

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

(b)
In the first quarter of 2014, we paid $50 million pursuant to the terms of an ASR agreement with Merrill Lynch and we received an initial delivery of 623,248 shares. Under the terms of the agreement, in April 2014 the ASR agreement with Merrill Lynch was completed and we received a final settlement of 150,504 shares. The Average Price Paid Per Share reported herein for the period April 1, 2014 to April 30, 2014 is based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the term of the agreement, less a forward price adjustment of approximately $0.77. See Note 4, “Earnings Per Share” to the condensed consolidated financial statements included in this report.

(c)
In the second quarter of 2014, we paid $100 million pursuant to the terms of an ASR agreement with JPMorgan and we received an initial delivery of 1,193,317 shares. The Average Price Paid Per Share reported herein for the period May 1, 2014 to May 31, 2014 was calculated using the closing price of the Company’s shares on the date the ASR agreement became effective. See Note 4, “Earnings Per Share” to the condensed consolidated financial statements included in this report.

Item 6.	Exhibits.
(a) Exhibits
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
101 Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and six months ended June 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	July 31, 2014	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)