Form 10-Q
period 2014-09-30
ALBEMARLE CORP
filed 2014-10-29
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 24, 2014: 78,253,709

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$642,418	$591,196	$1,846,982	$1,754,635
Cost of goods sold	436,972	381,585	1,238,574	1,157,443
Gross profit	205,446	209,611	608,408	597,192
Selling, general and administrative expenses	66,012	61,368	211,127	186,668
Research and development expenses	22,407	19,441	66,916	60,959
Restructuring and other charges, net (Note 13)	293	—	20,625	—
Acquisition and integration related costs	10,261	—	15,104	—
Operating profit	106,473	128,802	294,636	349,565
Interest and financing expenses	(8,749)	(9,496)	(26,255)	(22,335)
Other expenses, net	(6,618)	(368)	(6,454)	(6,147)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	91,106	118,938	261,927	321,083
Income tax expense	11,737	26,963	46,700	72,897
Income from continuing operations before equity in net income of unconsolidated investments	79,369	91,975	215,227	248,186
Equity in net income of unconsolidated investments (net of tax)	8,650	5,338	28,200	25,308
Net income from continuing operations	88,019	97,313	243,427	273,494
(Loss) income from discontinued operations (net of tax)	(6,679)	531	(68,473)	4,994
Net income	81,340	97,844	174,954	278,488
Net income attributable to noncontrolling interests	(8,546)	(7,332)	(23,130)	(21,250)
Net income attributable to Albemarle Corporation	$72,794	$90,512	$151,824	$257,238

Basic earnings (loss) per share:
Continuing operations	$1.02	$1.10	$2.79	$2.98
Discontinued operations	(0.09)	0.01	(0.87)	0.06
	$0.93	$1.11	$1.92	$3.04
Diluted earnings (loss) per share:
Continuing operations	$1.01	$1.10	$2.78	$2.96
Discontinued operations	(0.08)	0.01	(0.87)	0.06
	$0.93	$1.11	$1.91	$3.02

Weighted-average common shares outstanding – basic	78,244	81,385	78,880	84,711
Weighted-average common shares outstanding – diluted	78,659	81,852	79,287	85,192
Cash dividends declared per share of common stock	$0.275	$0.240	$0.825	$0.720
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$81,340	$97,844	$174,954	$278,488
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(100,318)	40,613	(106,380)	11,945
Pension and postretirement benefits	(147)	(201)	(615)	(605)
Unrealized loss on interest rate swap	(988)	—	(11,409)	—
Other	33	38	105	99
Total other comprehensive (loss) income, net of tax	(101,420)	40,450	(118,299)	11,439
Comprehensive (loss) income	(20,080)	138,294	56,655	289,927
Comprehensive income attributable to non-controlling interests	(8,421)	(7,669)	(22,727)	(21,658)
Comprehensive (loss) income attributable to Albemarle Corporation	$(28,501)	$130,625	$33,928	$268,269
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$653,120	$477,239
Trade accounts receivable, less allowance for doubtful accounts (2014 – $1,578; 2013 – $1,614)	383,325	446,864
Other accounts receivable	41,261	45,094
Inventories	367,911	436,049
Other current assets	62,690	77,669
Total current assets	1,508,307	1,482,915
Property, plant and equipment, at cost	2,623,271	2,972,084
Less accumulated depreciation and amortization	1,392,997	1,615,015
Net property, plant and equipment	1,230,274	1,357,069
Investments	196,512	212,178
Other assets	160,291	160,229
Goodwill	251,964	284,203
Other intangibles, net of amortization	46,118	88,203
Total assets	$3,393,466	$3,584,797
Liabilities And Equity
Current liabilities:
Accounts payable	$205,809	$194,064
Accrued expenses	214,243	190,533
Current portion of long-term debt	368,268	24,554
Dividends payable	21,275	19,197
Income taxes payable	3,115	8,015
Total current liabilities	812,710	436,363
Long-term debt	684,107	1,054,310
Postretirement benefits	52,872	53,903
Pension benefits	67,659	57,647
Other noncurrent liabilities	93,732	110,610
Deferred income taxes	95,115	129,188
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 78,249 in 2014 and 80,053 in 2013	782	801
Additional paid-in capital	6,992	9,957
Accumulated other comprehensive (loss) income	(1,651)	116,245
Retained earnings	1,450,618	1,500,358
Total Albemarle Corporation shareholders’ equity	1,456,741	1,627,361
Noncontrolling interests	130,530	115,415
Total equity	1,587,271	1,742,776
Total liabilities and equity	$3,393,466	$3,584,797
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Albemarle Shareholders’ Equity	Non- controlling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					151,824	151,824	23,130	174,954
Other comprehensive loss				(117,896)		(117,896)	(403)	(118,299)
Cash dividends declared					(64,905)	(64,905)	(7,612)	(72,517)
Stock-based compensation and other			10,016			10,016		10,016
Exercise of stock options	77,546	1	2,712			2,713		2,713
Shares repurchased	(1,967,069)	(20)	(13,321)		(136,659)	(150,000)		(150,000)
Tax benefit related to stock plans			836			836		836
Issuance of common stock, net	135,578	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(50,144)	(1)	(3,207)			(3,208)		(3,208)
Balance at September 30, 2014	78,248,753	$782	$6,992	$(1,651)	$1,450,618	$1,456,741	$130,530	$1,587,271

Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					257,238	257,238	21,250	278,488
Other comprehensive income				11,031		11,031	408	11,439
Cash dividends declared					(60,288)	(60,288)	(10,014)	(70,302)
Stock-based compensation and other			6,324			6,324		6,324
Exercise of stock options	152,739	1	4,509			4,510		4,510
Shares repurchased	(7,814,045)	(78)	(4,556)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock plans			3,078			3,078		3,078
Issuance of common stock, net	254,334	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(96,080)	(1)	(6,097)			(6,098)		(6,098)
Balance at September 30, 2013	81,396,157	$814	$6,016	$96,295	$1,363,970	$1,467,095	$110,054	$1,577,149
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents at beginning of year	$477,239	$477,696
Cash flows from operating activities:
Net income	174,954	278,488
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	78,344	79,477
Write-offs associated with restructuring and other	6,333	—
Loss on disposal of businesses	85,515	—
Stock-based compensation	10,447	7,036
Excess tax benefits realized from stock-based compensation arrangements	(836)	(3,078)
Equity in net income of unconsolidated investments (net of tax)	(28,200)	(25,308)
Dividends received from unconsolidated investments and nonmarketable securities	37,854	18,889
Pension and postretirement expense	21,946	4,730
Pension and postretirement contributions	(10,718)	(9,892)
Unrealized gain on investments in marketable securities	(525)	(1,924)
Deferred income taxes	(24,412)	7,115
Working capital changes	89,020	(39,353)
Other, net	(9,180)	1,341
Net cash provided by operating activities	430,542	317,521
Cash flows from investing activities:
Capital expenditures	(76,682)	(135,028)
Cash payments related to acquisitions and other	—	(250)
Cash proceeds from divestitures, net	104,718	—
Sales of marketable securities, net	943	1,214
Long-term advances to joint venture	(7,499)	—
Net cash provided by (used in) investing activities	21,480	(134,064)
Cash flows from financing activities:
Repayments of long-term debt	(3,023)	(93,913)
Proceeds from borrowings of long-term debt	—	117,000
Other (repayments) borrowings, net	(23,554)	357,379
Dividends paid to shareholders	(62,827)	(58,574)
Dividends paid to noncontrolling interests	(7,612)	(10,014)
Repurchases of common stock	(150,000)	(582,298)
Proceeds from exercise of stock options	2,713	4,510
Excess tax benefits realized from stock-based compensation arrangements	836	3,078
Withholding taxes paid on stock-based compensation award distributions	(3,208)	(6,098)
Debt financing costs	(3,074)	(108)
Net cash used in financing activities	(249,749)	(269,038)
Net effect of foreign exchange on cash and cash equivalents	(26,392)	9,312
Increase (decrease) in cash and cash equivalents	175,881	(76,269)
Cash and cash equivalents at end of period	$653,120	$401,427
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the nine-month periods ended September 30, 2014 and 2013. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which was filed with the Securities and Exchange Commission (SEC) on February 25, 2014. On August 8, 2014, we filed a Current Report on Form 8-K to update our 2013 Form 10-K for the segment change described in Note 9 “Operating Segments” included herein, and to reflect the antioxidant, ibuprofen and propofol businesses as discontinued operations as described below and in Note 15 “Discontinued Operations” included herein. The December 31, 2013 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). The results of operations for the three-month and nine-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.
On September 1, 2014, the Company closed the sale of its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. and, as such, the financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income and excluded from segment results for all periods presented. See Note 15, “Discontinued Operations” for additional information.

NOTE 2—Foreign Exchange:
Foreign exchange transaction losses were $0.8 million and $2.1 million for the three-month and nine-month periods ended September 30, 2014, respectively, and $2.0 million and $9.1 million for the three-month and nine-month periods ended September 30, 2013, respectively, and are included in Other expenses, net, in our consolidated statements of income.
NOTE 3—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2014 was 12.9% and 17.8%, respectively, compared to 22.7% for the three-month and nine-month periods ended September 30, 2013. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2014 and 2013 periods is mainly due to the impact of earnings from outside the U.S and the domestic manufacturing tax deduction. Our effective income tax rate for the three-month and nine-month periods ended September 30, 2014 was also impacted by discrete net tax benefit items of $2.1 million, related principally to the expiration of the U.S. federal statute of limitations.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 4—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and nine-month periods ended September 30, 2014 and 2013 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$88,019	$97,313	$243,427	$273,494
Net income from continuing operations attributable to noncontrolling interests	(8,546)	(7,332)	(23,130)	(21,250)
Net income from continuing operations attributable to Albemarle Corporation	$79,473	$89,981	$220,297	$252,244
Denominator:
Weighted-average common shares for basic earnings per share	78,244	81,385	78,880	84,711
Basic earnings per share from continuing operations	$1.02	$1.10	$2.79	$2.98

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$88,019	$97,313	$243,427	$273,494
Net income from continuing operations attributable to noncontrolling interests	(8,546)	(7,332)	(23,130)	(21,250)
Net income from continuing operations attributable to Albemarle Corporation	$79,473	$89,981	$220,297	$252,244
Denominator:
Weighted-average common shares for basic earnings per share	78,244	81,385	78,880	84,711
Incremental shares under stock compensation plans	415	467	407	481
Total shares	78,659	81,852	79,287	85,192
Diluted earnings per share from continuing operations	$1.01	$1.10	$2.78	$2.96
On February 25, 2014, the Company increased the regular quarterly dividend by 15% to $0.275 per share. On July 14, 2014, the Company declared a cash dividend of $0.275 per share, which was paid on October 1, 2014 to shareholders of record at the close of business as of September 15, 2014. On October 14, 2014, the Company declared a cash dividend of $0.275 per share, which is payable on January 2, 2015 to shareholders of record at the close of business as of December 15, 2014.
Under its existing Board authorized share repurchase program, on February 3, 2014, the Company entered into an accelerated share repurchase (ASR) agreement with Merrill Lynch International (Merrill Lynch), acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared ASR program pursuant to which we purchased $50 million of our common stock from Merrill Lynch in two $25 million tranches. Pursuant to the terms of the agreement, Merrill Lynch immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On February 3, 2014, the Company paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. The Company determined that the ASR agreement with Merrill Lynch met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. Under the terms of the agreement, on April 30, 2014, the transaction was completed and we received a final settlement of 150,504 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $0.77. The total number of shares repurchased under this agreement (773,752 shares) reduced the Company’s weighted-average shares outstanding for purposes of calculating basic and diluted earnings per share during the nine-month period ended September 30, 2014.
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
The initial delivery of 1,193,317 shares reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the nine-month period ended September 30, 2014. The total number of shares to ultimately be purchased under the ASR agreement with JPMorgan will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement.
As announced on July 15, 2014, the Company and Rockwood Holdings, Inc. (“Rockwood”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will acquire Rockwood in a cash and stock transaction. Refer to Note 16, “Proposed Acquisition of Rockwood” for additional information about this transaction. Pursuant to the terms of the ASR agreement with JPMorgan, the period over which the Rule 10b-18 volume-weighted average prices of the Company’s common stock is calculated has been suspended, effective as of the date of the Merger Agreement. Final settlement is expected to occur approximately twelve trading days after the later of (a) the completion of the transaction, or (b) the completion of any restricted period (as defined under Regulation M of the Exchange Act) related to the transaction. However, final settlement may be accelerated at the option of JPMorgan, and the number of shares to be delivered may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. Additionally, the ASR agreement with JPMorgan will be terminated at any time that our share price is at or below $33.50 per share.
The Company evaluated the ASR agreement with JPMorgan for its potential dilution of earnings per share and has determined that, based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock calculated as of the date of the Merger Agreement, additional shares expected to be received upon final settlement (approximately 223,000 shares) would have an anti-dilutive impact on earnings per share and therefore were not included in the Company’s diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2014. The final settlement amount may increase or decrease depending upon the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the remaining term of the agreement.
During the nine-month period ended September 30, 2014, the Company repurchased a total of 1,967,069 shares of its common stock pursuant to the terms of its share repurchase program. As of September 30, 2014, there were 3,972,525 remaining shares available for repurchase under the Company’s authorized share repurchase program, which has been suspended pending completion of the transactions contemplated by the Merger Agreement.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Finished goods	$268,276	$340,863
Raw materials	58,896	47,784
Stores, supplies and other	40,739	47,402
Total inventories(a)	$367,911	$436,049

(a)	Decrease in Total inventories is primarily related to the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 6—Investments:
The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $6.3 million and $5.5 million at September 30, 2014 and December 31, 2013, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.

NOTE 7—Long-Term Debt:
Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
5.10% Senior notes, net of unamortized discount of $11 at September 30, 2014 and $36 at December 31, 2013	$324,989	$324,964
4.50% Senior notes, net of unamortized discount of $1,950 at September 30, 2014 and $2,186 at December 31, 2013	348,050	347,814
Commercial paper notes	355,876	363,000
Fixed-rate foreign borrowings	4,948	7,879
Variable-rate foreign bank loans	18,323	34,910
Miscellaneous	189	297
Total long-term debt	1,052,375	1,078,864
Less amounts due within one year	368,268	24,554
Long-term debt, less current portion	$684,107	$1,054,310
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (hereinafter referred to as the February 2014 Credit Agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (LIBOR) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Services (Moody’s). The applicable margin on the facility was 1.000% as of September 30, 2014. As of September 30, 2014, there were no borrowings outstanding under the February 2014 Credit Agreement.
At September 30, 2014, we had $355.9 million of commercial paper notes (the “Notes”) outstanding bearing a weighted-average interest rate of approximately 0.31% and a weighted-average maturity of 20 days. In order to maintain flexibility with regard to our liquidity strategy, in the second quarter of 2014 the Notes were reclassified from Long-term debt to Current portion of long-term debt in our condensed consolidated balance sheet.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, mature on February 1, 2015. At September 30, 2014, we have classified these senior notes as long-term based on our ability and intent to refinance them on a long-term basis through the issuance of new senior notes or borrowings under the February 2014 Credit Agreement.
In connection with the Merger Agreement with Rockwood, on July 15, 2014, we obtained a commitment letter from certain financial institutions to provide for bridge financing, among other things, and on August 15, 2014, we entered into a term loan credit agreement and we amended the February 2014 Credit Agreement. See Note 16 “Proposed Acquisition of Rockwood” for additional information about these agreements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 8—Commitments and Contingencies:
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2014, as follows (in thousands):

Beginning balance at December 31, 2013	$16,599
Expenditures	(2,456)
Divestitures	(1,954)
Changes in estimates recorded to earnings and other	34
Foreign currency translation	(604)
Ending balance at September 30, 2014	11,619
Less amounts reported in Accrued expenses	6,055
Amounts reported in Other noncurrent liabilities	$5,564
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $12 million before income taxes.
Approximately $5.7 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $5.7 million.
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
On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4 (EPA) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology (PharmaMACT) standards at our former plant in Orangeburg, South Carolina. The alleged violations involved (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. On June 11, 2014, we entered into a consent decree with the EPA and the South Carolina Department of Health and Environmental Control (DHEC) to settle this matter. Pursuant to the consent decree, in the third quarter of 2014 we paid a civil penalty to the EPA in the amount of approximately $332,000. A civil penalty of approximately $112,000 was waived pursuant to the consent decree and we will not be required to pay this amount to the DHEC.
In addition, we are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

We have contracts with certain of our customers, which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.
The Merger Agreement with Rockwood contains provisions for the payment of termination fees and out-of-pocket fees and expenses by either party in the event that the Merger Agreement is terminated under certain circumstances. See Note 16 “Proposed Acquisition of Rockwood” for additional information about these provisions of the Merger Agreement and information about pending litigation against Albemarle and Rockwood in connection with the proposed merger.

NOTE 9—Operating Segments:
Effective January 1, 2014, the Company’s assets and businesses were realigned under two operating segments to better align the Company’s resources to support its ongoing business strategy. The Performance Chemicals segment includes the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product categories, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment includes the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new structure also facilitates the continued standardization of business processes across our organization, is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions, and each segment president is responsible for execution of the segment’s business strategy.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net sales:
Performance Chemicals	$364,517	$365,154	$1,048,961	$1,059,202
Catalyst Solutions	277,901	226,042	798,021	695,433
Total net sales	$642,418	$591,196	$1,846,982	$1,754,635
Segment operating profit:
Performance Chemicals	$86,983	$91,506	$244,724	$265,665
Catalyst Solutions	53,039	47,205	162,169	125,615
Total segment operating profit	140,022	138,711	406,893	391,280
Equity in net income of unconsolidated investments:
Performance Chemicals	1,744	1,735	7,321	6,371
Catalyst Solutions	6,906	3,603	20,879	18,937
Total equity in net income of unconsolidated investments	8,650	5,338	28,200	25,308
Net income attributable to noncontrolling interests:
Performance Chemicals	(8,546)	(7,332)	(23,130)	(21,250)
Total net income attributable to noncontrolling interests	(8,546)	(7,332)	(23,130)	(21,250)
Segment income:
Performance Chemicals	80,181	85,909	228,915	250,786
Catalyst Solutions	59,945	50,808	183,048	144,552
Total segment income	140,126	136,717	411,963	395,338
Corporate & other(a)	(22,995)	(9,909)	(76,528)	(41,715)
Restructuring and other charges, net	(293)	—	(20,625)	—
Acquisition and integration related costs	(10,261)	—	(15,104)	—
Interest and financing expenses	(8,749)	(9,496)	(26,255)	(22,335)
Other expenses, net	(6,618)	(368)	(6,454)	(6,147)
Income tax expense	(11,737)	(26,963)	(46,700)	(72,897)
(Loss) income from discontinued operations (net of tax)	(6,679)	531	(68,473)	4,994
Net income attributable to Albemarle Corporation	$72,794	$90,512	$151,824	$257,238

(a)
For the three months ended September 30, 2014 and 2013, Corporate & other includes $(1.9) million and $1.0 million, respectively, of pension and OPEB plan (costs) credits, and for the nine months ended September 30, 2014 and 2013, Corporate & other includes $(15.7) million and $3.1 million, respectively, of pension and OPEB plan (costs) credits.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 10—Pension Plans and Other Postretirement Benefits:
The following information is provided for domestic and foreign pension and postretirement defined benefit plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Pension Benefits Cost (Credit):
Service cost	$2,678	$3,488	$8,245	$10,462
Interest cost	8,006	7,470	24,303	22,403
Expected return on assets	(10,027)	(9,848)	(30,404)	(29,541)
Actuarial loss(a)	2,786	—	18,218	—
Amortization of prior service benefit	(119)	(173)	(530)	(517)
Total net pension benefits cost	$3,324	$937	$19,832	$2,807
Postretirement Benefits Cost (Credit):
Service cost	$54	$78	$162	$232
Interest cost	760	691	2,280	2,073
Expected return on assets	(85)	(104)	(256)	(310)
Amortization of prior service benefit	(24)	(24)	(72)	(72)
Total net postretirement benefits cost	$705	$641	$2,114	$1,923
Total net pension and postretirement benefits cost	$4,029	$1,578	$21,946	$4,730

(a)
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. This workforce reduction triggered a net curtailment gain of approximately $0.8 million in the first quarter of 2014 for our U.S. defined benefit plan which covers non-represented employees and our supplemental executive retirement plan (SERP). In connection with the curtailment, we were required to remeasure the related assets and obligations for these two plans. As of the January 31, 2014 remeasurement date, the weighted-average discount rate for all of our domestic pension plans was 4.97% compared to 5.14% at December 31, 2013. Taking into account the discount rate reduction and actual return on plan assets through January 31, 2014, we recorded a mark-to-market actuarial loss (net of the curtailment gain) of $15.4 million in the first quarter of 2014 related to these two plans.

In connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. which closed on September 1, 2014, in the third quarter of 2014 we were required to remeasure the assets and obligations of one of our U.S. defined benefit plans for represented employees, which was part of the disposed group. As of the September 1, 2014 remeasurement date, the weighted-average discount rate for all of our domestic pension plans was 4.94% compared to 5.14% at December 31, 2013. Taking into account the discount rate reduction and actual return on plan assets through September 1, 2014, as well as changes to mortality assumptions, we recorded a mark-to-market actuarial loss of $2.8 million in the third quarter of 2014 related to this plan.
During the three-month and nine-month periods ended September 30, 2014, we made contributions of $5.2 million and $7.5 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2013, we made contributions of $4.8 million and $6.8 million, respectively, to our qualified and nonqualified pension plans. The 2014 amounts include a contribution of $4.3 million to one of our U.S. defined benefit plans for represented employees which was included in the sale of businesses and assets to SI Group, Inc. which closed on September 1, 2014. The participation of the Company as the sponsor, plan administrator and adopting employer of this plan terminated as of September 1, 2014, and the buyer or one of its affiliates adopted and assumed sponsorship and all of the responsibilities and liabilities under the plan pursuant to the terms and provisions of the plan in effect as of the closing date.
We paid $0.8 million and $3.2 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2014, respectively. During the three-month and nine-month periods ended September 30, 2013, we paid $0.9 million and $3.1 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	September 30, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,052,375	$1,079,648	$1,078,864	$1,109,878
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2014 and December 31, 2013, we had outstanding foreign currency forward contracts with notional values totaling $177.1 million and $321.4 million, respectively. At September 30, 2014 and December 31, 2013, $0.4 million and $0.2 million, respectively, was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other expenses, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month and nine-month periods ended September 30, 2014, we recognized (losses) of $(5.6) million and $(8.0) million, respectively, in Other expenses, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and nine-month periods ended September 30, 2013, we recognized gains (losses) of $0.4 million and $(1.8) million, respectively, in Other expenses, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other expenses, net. Also, for the nine-month periods ended September 30, 2014 and 2013, we recorded $8.0 million and $1.8 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and cash settlements of $(8.3) million and $(2.2) million, respectively, in Other, net in our condensed consolidated statements of cash flows.
Interest Rate Swap—In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge is to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%, with the cash settlement determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date the swap is settled (October 15, 2014). This derivative financial instrument has been designated and is accounted for as a cash flow hedge under Accounting Standards Codification (ASC) 815, Derivatives and Hedging. Effectiveness of the hedge relationship is assessed prospectively and retrospectively on a quarterly basis. At September 30, 2014, the fair value of our pay fixed, receive variable rate forward starting interest rate swap was a liability of $18.0 million and is included in Accrued expenses. We determined there was no ineffectiveness during the nine-month period ended September 30, 2014, which resulted in the entire change in fair value of this swap being recorded in Accumulated other comprehensive (loss) income. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the nine-month period ended September 30, 2014. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,560	$21,560	$—	$—
Private equity securities(b)	$1,821	$23	$—	$1,798
Foreign currency forward contracts(d)	$415	$—	$415	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,560	$21,560	$—	$—
Interest rate swap contract(c)	$17,976	$—	$17,976	$—
Foreign currency forward contracts(d)	$11	$—	$11	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$23,030	$23,030	$—	$—
Private equity securities(b)	$771	$21	$—	$750
Foreign currency forward contracts(d)	$161	$—	$161	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$23,030	$23,030	$—	$—

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other expenses, net, in our consolidated statements of income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning balance	$1,822	$—	$750	$—
Total unrealized (losses) gains included in earnings relating to assets still held at the reporting date	(24)	—	48	—
Purchases	—	—	1,000	—
Ending balance	$1,798	$—	$1,798	$—

NOTE 13—Restructuring and Other
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. Payments under this workforce reduction plan are expected to be substantially complete in 2014. We had the following activity in our recorded workforce reduction liabilities for the nine months ended September 30, 2014 (in thousands):

Beginning balance at December 31, 2013	$39,104
Workforce reduction charges(a)	1,948
Payments	(30,858)
Amount reversed to income(b)	(1,466)
Foreign currency translation	(556)
Ending balance at September 30, 2014	$8,172
Amounts reported in Accrued expenses	$8,172

(a)
These workforce reduction charges are recorded in (Loss) income from discontinued operations (net of tax), in our consolidated statements of income and reflect charges for retention of certain employees associated with our antioxidant, ibuprofen and propofol businesses which were sold effective September 1, 2014.

(b)	Amount reversed to income reflects adjustments based on actual timing and amount of final settlements.

During the first quarter of 2014 we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $14.0 million (recorded in Accrued expenses) for contract termination and volume commitments. Additionally, in the first quarter of 2014 we recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

In the second quarter of 2014 we recorded $3.3 million ($2.1 million after income taxes) in Restructuring and other charges, net, for certain multi-product facility project costs that we do not expect to recover in future periods.

NOTE 14—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation(a)	Pension and Post- Retirement Benefits(b)	Unrealized Loss on Interest Rate Swap	Other	Total
Three months ended September 30, 2014
Balance at June 30, 2014	$110,681	$19	$(10,421)	$(635)	$99,644
Other comprehensive (loss) before reclassifications	(82,568)	—	(988)	(1)	(83,557)
Amounts reclassified from accumulated other comprehensive (loss) income	(17,750)	(147)	—	34	(17,863)
Other comprehensive (loss) income, net of tax	(100,318)	(147)	(988)	33	(101,420)
Other comprehensive loss attributable to noncontrolling interests	125	—	—	—	125
Balance at September 30, 2014	$10,488	$(128)	$(11,409)	$(602)	$(1,651)
Three months ended September 30, 2013
Balance at June 30, 2013	$56,378	$585	$—	$(781)	$56,182
Other comprehensive income before reclassifications	40,613	—	—	4	40,617
Amounts reclassified from accumulated other comprehensive (loss) income	—	(201)	—	34	(167)
Other comprehensive income (loss), net of tax	40,613	(201)	—	38	40,450
Other comprehensive income attributable to noncontrolling interests	(337)	—	—	—	(337)
Balance at September 30, 2013	$96,654	$384	$—	$(743)	$96,295
Nine months ended September 30, 2014
Balance at December 31, 2013	$116,465	$487	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(88,630)	—	(11,409)	2	(100,037)
Amounts reclassified from accumulated other comprehensive (loss) income	(17,750)	(615)	—	103	(18,262)
Other comprehensive (loss) income, net of tax	(106,380)	(615)	(11,409)	105	(118,299)
Other comprehensive loss attributable to noncontrolling interests	403	—	—	—	403
Balance at September 30, 2014	$10,488	$(128)	$(11,409)	$(602)	$(1,651)
Nine months ended September 30, 2013
Balance at December 31, 2012	$85,117	$989	$—	$(842)	$85,264
Other comprehensive income (loss) before reclassifications	11,945	—	—	(1)	11,944
Amounts reclassified from accumulated other comprehensive (loss) income	—	(605)	—	100	(505)
Other comprehensive income (loss), net of tax	11,945	(605)	—	99	11,439
Other comprehensive income attributable to noncontrolling interests	(408)	—	—	—	(408)
Balance at September 30, 2013	$96,654	$384	$—	$(743)	$96,295

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(a)
Amounts reclassified from accumulated other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2014 are included in (Loss) income from discontinued operations (net of tax) and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014.

(b)	Amounts reclassified from accumulated other comprehensive (loss) income consist of amortization of prior service benefit. See Note 10, “Pension Plans and Other Postretirement Benefits.”
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013 is provided in the following (in thousands):

	Three Months Ended September 30,
	2014				2013
	Foreign Currency Translation	Pension and Post- retirement Benefits	Unrealized Loss on Interest Rate Swap	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$(101,675)	$(143)	$(1,556)	$35	$40,436	$(197)	$58
Income tax benefit (expense)	1,357	(4)	568	(2)	177	(4)	(20)
Other comprehensive income (loss), net of tax	$(100,318)	$(147)	$(988)	$33	$40,613	$(201)	$38

	Nine Months Ended September 30,
	2014				2013
	Foreign Currency Translation	Pension and Post- retirement Benefits	Unrealized Loss on Interest Rate Swap	Other	Foreign Currency Translation	Pension and Post- retirement Benefits	Other
Other comprehensive income (loss), before tax	$(107,011)	$(602)	$(17,976)	$146	$10,654	$(589)	$159
Income tax benefit (expense)	631	(13)	6,567	(41)	1,291	(16)	(60)
Other comprehensive income (loss), net of tax	$(106,380)	$(615)	$(11,409)	$105	$11,945	$(605)	$99

NOTE 15—Discontinued Operations:
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction are Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. On September 1, 2014, the Company closed the sale of these businesses and assets and received net proceeds of $104.7 million and a receivable of $8.5 million, subject to post-closing adjustments expected to be finalized in the fourth quarter of 2014. Financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for all periods presented. A summary of results of discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$38,025	$57,442	$154,273	$169,825

(Loss) income from discontinued operations	$(7,752)	$842	$(90,439)	$7,013
Income tax (benefit) expense	(1,073)	311	(21,966)	2,019
(Loss) income from discontinued operations (net of tax)	$(6,679)	$531	$(68,473)	$4,994
Included in (Loss) income from discontinued operations are pre-tax charges of $80.7 million ($61.0 million after income taxes) recorded in the second quarter of 2014 and $4.8 million ($3.6 million after income taxes) recorded in the third quarter of 2014 related to the loss on the sale of the disposed group, representing the difference between the carrying value of the related

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

assets and their fair value as determined by the sales price less estimated costs to sell. The loss is primarily attributable to goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.

NOTE 16—Proposed Acquisition of Rockwood:

General
On July 15, 2014, Albemarle and Rockwood entered into the Merger Agreement pursuant to which Albemarle will acquire Rockwood for consideration of $50.65 in cash and 0.4803 of a share of Albemarle common stock per outstanding share of Rockwood common stock. We refer to the transactions contemplated by the Merger Agreement as “the transaction” or “the merger” herein. Upon closing of the transaction, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30% of the combined company. The boards of directors of both Albemarle and Rockwood have approved the transaction. A special shareholder meeting will be held on November 14, 2014 to vote on the issuance of shares of Albemarle common stock in connection with the transaction. The transaction is also subject to regulatory approvals and other customary closing conditions and is expected to close by the end of the first quarter of 2015.
Financing Related to the Merger
Albemarle expects to fund the aggregate cash portion of the merger consideration using (a) approximately $2.2 billion of cash on hand expected to be available from Albemarle, Rockwood and their respective subsidiaries at the time of closing, and (b) up to $1.7 billion in debt financing from the proceeds of new senior notes to be issued by Albemarle.
Albemarle continues to make progress in finalizing its structure to access the internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the merger consideration. At this time, Albemarle has not determined its final structure to access such cash and has not finalized any plan to repatriate cash. With regard to this merger structure, Albemarle believes that it is at least reasonably possible that it might utilize cash from foreign operations that, to date, have been asserted as indefinitely invested.
On July 15, 2014, Albemarle entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Commitment Letter provides for the following, if needed:

•
A senior unsecured cash bridge facility in an aggregate principal amount of up to $1.15 billion. Amounts borrowed under the cash bridge facility are intended to be used as short-term borrowings to fund a portion of the cash consideration payable in connection with the merger and pay related fees and expenses, and would mature 60 days following the completion of the merger.

•
A senior unsecured bridge facility in an aggregate principal amount of up to $2.7 billion to be provided if, prior to the date of the completion of the merger, (a) a new senior unsecured term loan in an aggregate principal amount of $1.0 billion is not effective, and (b) up to $1.7 billion in gross proceeds from the issuance and sale of new senior unsecured notes has not been received by Albemarle.

The funding of the bridge facilities is contingent on the satisfaction of customary conditions, including (a) execution and delivery of definitive documentation with respect to such facilities in accordance with the terms sets forth in the Commitment Letter, and (b) consummation of the merger. Structuring and underwriting fees of approximately $15.5 million were paid in the third quarter of 2014 in connection with the bridge facilities, and are reflected in Other, net, in our condensed consolidated statements of cash flows. These costs were capitalized and we expense them over the term of the facilities or until the date at which permanent financing is obtained and the facilities are eliminated. Accordingly, we recorded approximately $6.8 million of expense in the third quarter of 2014, which is reflected in Other expenses, net, in the consolidated statements of income and Other, net in our condensed consolidated statements of cash flows.
On August 15, 2014, Albemarle entered into a term loan credit agreement (the “Term Loan”) providing for a tranche of senior unsecured term loans in an aggregate amount of $1.0 billion in connection with the merger. Amounts borrowed under the Term Loan are intended to be used as short-term borrowings to fund a portion of the cash consideration payable in connection with the merger and pay related fees and expenses. Borrowings bear interest at variable rates based on an average LIBOR for deposits in dollars plus an applicable margin which ranges from 1.125% to 2.500%, depending on Albemarle’s credit rating from S&P and Moody’s. As of the closing of the Term Loan agreement, the applicable margin over LIBOR was 1.125%. Term Loan borrowings will be guaranteed by the subsidiaries of Albemarle that guarantee Rockwood’s existing senior notes due in 2020 or that guarantee the senior unsecured notes that Albemarle expects to issue in connection with the merger. Borrowings are conditioned upon compliance with one financial covenant (the “Maximum Leverage Ratio”) requiring that the Company’s

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

consolidated funded debt, as defined in the agreement, must be less than or equal to 4.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter. The Term Loan matures 364 days following the date of funding, which will occur on the completion of the merger.
On August 15, 2014, the Company amended the February 2014 Credit Agreement. The amendments provide for: (a) an increase in the Company’s Maximum Leverage Ratio from 3.50 to 4.50 for the first four quarters following the completion of the merger, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50; (b) borrowings of up to $100 million on the date of the completion of the Merger, subject to a reduced set of borrowing conditions; (c) guarantees by the subsidiaries of Albemarle that guarantee Rockwood’s existing senior notes due in 2020 or that guarantee the senior unsecured notes that Albemarle expects to issue in connection with the merger.
Acquisition Costs
Included in Acquisition and integration related costs on our consolidated statements of income for the three-month and nine-month periods ended September 30, 2014 are $9.3 million of acquisition and integration related costs in connection with the proposed acquisition of Rockwood.
Termination Fees
The Merger Agreement contains provisions addressing the circumstances under which Albemarle or Rockwood may terminate the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, Albemarle or Rockwood will be required to pay a termination fee of $300 million or $180 million, respectively, to the other party. Additionally, if the Merger Agreement is terminated as a result of the failure of Albemarle’s shareholders to approve the issuance of its common stock at the special meeting of shareholders to be held on November 14, 2014, Albemarle must pay Rockwood for up to $25 million of Rockwood’s out-of-pocket fees and expenses. If the Merger Agreement is terminated as a result of the failure of Rockwood’s shareholders to adopt the Merger Agreement at the Rockwood special meeting of shareholders to be held on November 14, 2014, Rockwood must pay Albemarle for up to $25 million of Albemarle’s out-of-pocket fees and expenses. The amount of any expenses paid by either Albemarle or Rockwood to the other party will be credited against any termination fee to be paid by such party if the termination fee subsequently becomes payable.
Pending Litigation Against Albemarle and Rockwood
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County relating to the merger. On July 24, 2014, an additional putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County relating to the merger. Both suits name the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware relating to the merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (Thwaites I), Thwaites v. Rockwood Holdings, Inc., et al. (Thwaites II), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each name Rockwood, its directors and Albemarle as defendants. Thwaites II and the cases filed in Delaware also name Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contain substantially similar allegations, include allegations that the Rockwood board of directors breached their fiduciary duties in connection with the merger by failing to ensure that Rockwood shareholders will receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits seek a variety of equitable relief, including enjoining the Rockwood board of directors from proceeding with the proposed merger unless and until they have acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. The defendants intend to vigorously defend the lawsuits. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints shall be due until after plaintiffs in the cases filed in Delaware file an amended consolidated complaint. Plaintiffs in the cases filed in Delaware have yet to file an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint including additional allegations that the registration statement failed to disclose material information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 17—Recently Issued Accounting Pronouncements:
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
In March 2013, the FASB issued accounting guidance that clarifies a parent company’s accounting for the cumulative foreign currency translation adjustment when the parent sells a part or all of its investment in a foreign entity. The guidance clarifies that the sale of an investment in a foreign entity includes both (a) events that result in the loss of a controlling financial interest in a foreign entity, and (b) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative foreign currency translation adjustment should be released into net income upon the occurrence of those events. These amendments became effective on January 1, 2014 and had no impact on our accounting for the sale of our antioxidant, ibuprofen and propofol businesses and assets in 2014.
In July 2013, the FASB issued accounting guidance designed to reduce diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These new requirements became effective on January 1, 2014 and did not have a material effect on our consolidated financial statements.
In April 2014, the FASB issued accounting guidance that changes the criteria for reporting discontinued operations and modifies related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modifies the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements become effective for public entities in annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted for items that have not been reported as disposals or as held for sale in previously issued financial statements. We do not expect this new guidance to have a material effect on our consolidated financial statements.
In May 2014, the FASB issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is prohibited. We are assessing the impact of these new requirements on our financial statements.
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
The following is a discussion and analysis of our financial condition and results of operations since December 31, 2013. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 37.
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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products or the end-user markets in which our products are sold;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our ability to pass through such increases;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation impacting our operations or our products;

•	the occurrence of claims or litigation;

•	the occurrence of natural disasters;

•	hazards associated with chemicals manufacturing;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in the jurisdictional mix of our earnings and changes in tax laws and rates;

•
changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations;

•	volatility and uncertainties in the debt and equity markets;

•	technology or intellectual property infringement, including cyber security breaches, and other innovation risks;

•	decisions we may make in the future;

•	the receipt and timing of necessary regulatory approvals for the transaction;

•	the ability to complete and to finance the transaction;

•	the ability to successfully operate and integrate Rockwood’s operations and realize estimated synergies; and

•	the other factors detailed from time to time in the reports we file with the SEC.

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
Third Quarter 2014
During the third quarter of 2014:

•	We achieved quarterly earnings from continuing operations of $1.01 per share (on a diluted basis), a decrease of 8% from third quarter 2013 results.

•	Our net sales for the quarter were $642.4 million, up 9% from net sales of $591.2 million in the third quarter of 2013.

•	Cash provided by operating activities was $135.4 million in the third quarter, a decrease of 2% from third quarter 2013.

•
Our board of directors declared a quarterly dividend of $0.275 per share on July 14, 2014, which was paid on October 1, 2014 to shareholders of record at the close of business as of September 15, 2014.

•	We completed an expansion of our Heavy Oil Upgrading capacity at our Bayport, TX facility.

•
On July 15, 2014, we announced an agreement to acquire Rockwood for a cash and stock value of approximately $6.2 billion when announced. A special shareholder meeting will be held on November 14, 2014 to vote on the issuance of Albemarle shares of common stock in connection with the proposed acquisition of Rockwood.

•
On August 29, 2014, we announced an agreement with ICL to establish a manufacturing joint venture for the production of ICL's FR-122P polymeric flame retardant and our GreenCrest™ polymeric flame retardant. These flame retardants are designed to replace hexabromocyclododecane (HBCD). The joint venture and its partners will own and operate a 2,400 MT per year Netherlands plant, which is currently operating, and a 10,000 MT per year Israel plant, which is scheduled to come on line in the 4th quarter of 2014. The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close in 2015.

•	On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc.
Outlook
The current business environment presents a diverse set of opportunities and challenges in the markets we serve, from a slow and uneven global economic recovery, pricing pressure on brominated flame retardants and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions.
On July 15, 2014, Albemarle and Rockwood entered into the Merger Agreement pursuant to which Albemarle will acquire Rockwood for consideration of $50.65 in cash and 0.4803 of a share of Albemarle common stock per outstanding share of Rockwood common stock. Upon closing of the transaction, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30% of the combined company. The boards of directors of both Albemarle and Rockwood have approved the transaction. A special shareholder meeting will be held on

November 14, 2014 to vote on the issuance of shares of Albemarle common stock in connection with the transaction. The transaction is also subject to regulatory approvals and other customary closing conditions and is expected to close by the end of the first quarter of 2015. See Item 1 Financial Statements – Note 16 “Proposed Acquisition of Rockwood” for more information.
Performance Chemicals: We continue to expect 2014 sales performance to be comparable overall to the prior year, as we manage through an uncertain environment characterized by soft demand in certain products and applications and cautious inventory management by our customers, which could continue to challenge the growth curve of this business throughout 2014. We believe we can sustain healthy margins with continued focus on maximizing our bromine franchise value.
We believe that the combination of solid, long-term business fundamentals with our competitive position, product innovations and effective management of raw material inventory inflation will enable us to manage our business through end market challenges and to capitalize on opportunities that will come with favorable market trends in select end markets and with a more evenly sustained economic recovery. Our view of third party market indicators and order book trends makes us cautiously optimistic that volume trends for brominated flame retardants have stabilized in most applications.
On a long-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expand over time. Clear completion fluids returned to a high shipment rate in the third quarter of 2014 after a slow second quarter, resuming the trend line that we have seen for most of the last two years. Factors that could cause a decline in the trajectory of this business include more stringent inventory management practices by our customers and well completion delays like those we observed late in 2013, or a meaningful and sustained decline in oil prices, or increase in regulatory pressure on offshore drilling, which could lead to delays in deep water and ultra-deep water spending. Fine Chemistry Services has a solid pipeline and good growth in contracts linked to electronic materials, pharmaceuticals and other applications, and although we expect the near-term trajectory of growth in this business to be challenging due to the conclusion of several major projects, our historical success in this business provides a foundation for optimism regarding longer term growth. Our technical expertise, manufacturing capabilities and speed to market allow us to develop a preferred outsourcing position serving leading chemical, agrochemical and life science innovators in diverse industries. We believe we will continue to generate growth in profitable niche products leveraged from this service business.
Catalyst Solutions: First nine months’ 2014 net sales and segment income are up over prior year on favorable volumes. In 2013 we executed several initiatives that strengthened our competitive position and laid the foundation for greater innovation and organic growth going forward, as we successfully started up a polyolefin catalyst center in South Korea and a world class aluminum alkyls facility in Saudi Arabia within our previously announced joint venture there. These new units, while unlikely to reach high utilization rates for a few years, are state-of-the-art units designed using the best technology and benefiting from our many years of hands-on operating experience. Additionally, we initiated a reduction in high cost supply capacity of certain aluminum alkyls during the first quarter of 2014 that will provide for a more reasonable cost base in that business.
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
Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2014 to be approximately 20.6%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
In the first quarter of 2014, we increased our quarterly dividend payout to $0.275 per share. During the nine months ended September 30, 2014, we repurchased approximately 1.97 million shares of our common stock with a fair market value of approximately $130 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis. Our share repurchase program has been suspended pending completion of the transactions contemplated by the Merger Agreement.
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
Third Quarter 2014 Compared to Third Quarter 2013
Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
	(In thousands, except percentages and per share amounts)
NET SALES	$642,418	$591,196	9%
Cost of goods sold	436,972	381,585	15%
GROSS PROFIT	205,446	209,611	(2)%
GROSS PROFIT MARGIN	32.0%	35.5%
Selling, general and administrative expenses	66,012	61,368	8%
Research and development expenses	22,407	19,441	15%
Restructuring and other charges, net	293	—	*
Acquisition and integration related costs	10,261	—	*
OPERATING PROFIT	106,473	128,802	(17)%
OPERATING PROFIT MARGIN	16.6%	21.8%
Interest and financing expenses	(8,749)	(9,496)	(8)%
Other expenses, net	(6,618)	(368)	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	91,106	118,938	(23)%
Income tax expense	11,737	26,963	(56)%
Effective tax rate	12.9%	22.7%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	79,369	91,975	(14)%
Equity in net income of unconsolidated investments (net of tax)	8,650	5,338	62%
NET INCOME FROM CONTINUING OPERATIONS	88,019	97,313	(10)%
(Loss) income from discontinued operations (net of tax)	(6,679)	531	*
NET INCOME	81,340	97,844	(17)%
Net income attributable to noncontrolling interests	(8,546)	(7,332)	17%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$72,794	$90,512	(20)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	13.7%	16.5%
Basic earnings (loss) per share:
Continuing operations	$1.02	$1.10	(7)%
Discontinued operations	(0.09)	0.01	*
	$0.93	$1.11	(16)%
Diluted earnings (loss) per share:
Continuing operations	$1.01	$1.10	(8)%
Discontinued operations	(0.08)	0.01	*
	$0.93	$1.11	(16)%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended September 30, 2014, we recorded net sales of $642.4 million, an increase of 9% compared to net sales of $591.2 million for the three-month period ended September 30, 2013. This increase was due primarily to favorable volume impacts of 8% including favorable impacts of approximately $44.0 million in Catalyst Solutions, and favorable price impacts of 1% based on demand of approximately $8.0 million in Catalyst Solutions.
Gross Profit
For the three-month period ended September 30, 2014, our gross profit decreased $4.2 million, or 2%, from the corresponding 2013 period due mainly to unfavorable factory spending (including $2.9 million of higher pension and OPEB costs allocated to cost of goods sold, substantially all of which resulted from a mark-to-market actuarial loss), partly offset by favorable volumes in both segments on market demand and favorable pricing in Catalyst Solutions. Overall, these factors contributed to a lower gross profit margin for the three-month period ended September 30, 2014 of 32.0%, down from 35.5% in the corresponding period of 2013.
The mark-to-market actuarial loss included in gross profit for the third quarter of 2014 resulted from a remeasurement of the assets and obligations of one of our U.S. defined benefit plans for represented employees, which was included in the sale of our antioxidant, ibuprofen and propofol businesses and assets that closed on September 1, 2014. The mark-to-market actuarial loss is primarily attributable to: (a) a decrease in the weighted average discount rate for all of our domestic pension plans to 4.94% as of the remeasurement date, from 5.14% at December 31, 2013; (b) changes in mortality assumptions related to the plan; partially offset by (c) the annualized actual return on the assets of the plan subject to remeasurement being approximately 11.2%, higher than the expected return of 7.00% as a result of overall market and investment portfolio performance.
Selling, General and Administrative Expenses
For the three-month period ended September 30, 2014, our selling, general and administrative (SG&A) expenses increased $4.6 million, or 8%, from the three-month period ended September 30, 2013. This increase was primarily due to higher incentive compensation costs and commissions. As a percentage of net sales, SG&A expenses were 10.3% for the three-month period ended September 30, 2014, compared to 10.4% for the corresponding period in 2013.
Research and Development Expenses
For the three-month period ended September 30, 2014, our research and development (R&D) expenses increased $3.0 million, or 15%, from the three-month period ended September 30, 2013, as a result of higher spending in North America. As a percentage of net sales, R&D expenses were 3.5% and 3.3% for the three-month periods ended September 30, 2014 and 2013, respectively.
Restructuring and Other Charges, Net
Restructuring and other charges, net, for the third quarter of 2014 includes $0.3 million ($0.2 million after income taxes) of other charges.
Acquisition and Integration Related Costs
In the third quarter of 2014, we incurred $10.3 million of acquisition and integration related costs, of which $9.3 million related to the proposed acquisition of Rockwood and $1.0 million was for certain other significant acquisition related costs.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended September 30, 2014 decreased $0.7 million to $8.7 million from the corresponding 2013 period, due mainly to higher interest capitalized on construction projects in the 2014 period.
Other Expenses, Net
Other expenses, net for the three-month period ended September 30, 2014 was $6.6 million versus $0.4 million for the corresponding 2013 period. The increase was due to $6.8 million of amortized bridge facility fees and $0.2 million of other financing fees in the 2014 period related to the proposed acquisition of Rockwood, partially offset by net favorable items of $0.8 million primarily related to favorable currency impacts compared to the corresponding period in 2013 due to better management of currency risks.
Income Tax Expense
The effective income tax rate for the third quarter of 2014 was 12.9% compared to 22.7% for the third quarter of 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S and the domestic manufacturing tax deduction. Our effective income tax rate in the

2014 period was also impacted by discrete net tax benefit items of $2.1 million, related principally to the expiration of the U.S. federal statute of limitations.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $8.7 million for the three-month period ended September 30, 2014 compared to $5.3 million in the same period last year. This increase was due primarily to higher equity income amounts reported by our Catalyst Solutions segment joint ventures Nippon Ketjen Company Limited and Stannica LLC.
(Loss) Income from Discontinued Operations
On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. The financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for all periods presented. (Loss) income from discontinued operations, after income taxes, was $(6.7) million for the three-month period ended September 30, 2014 compared to $0.5 million for the three-month period ended September 30, 2013. Included in the 2014 period is a pre-tax charge of $(4.8) million ($3.6 million after income taxes) related to the loss on the sale of the disposed group.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended September 30, 2014, net income attributable to noncontrolling interests was $8.5 million compared to $7.3 million in the same period last year. This increase of $1.2 million was due primarily to higher profits of our consolidated joint venture Jordan Bromine Company in the 2014 period.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $72.8 million in the three-month period ended September 30, 2014, from $90.5 million in the three-month period ended September 30, 2013. Unfavorable variances of $7.2 million after-tax related to discontinued operations (including a loss on sale of $3.6 million after tax), an $11.0 million after-tax charge in the 2014 period for certain significant acquisition-related costs (of which $10.4 million relates to the announced acquisition of Rockwood), $2.4 million before taxes related to pension and OPEB items, higher factory spending of approximately $12.0 million, and SG&A costs of approximately $6.0 million before taxes, were partly offset by approximately $9.0 million before taxes in favorable pricing and volumes for the quarter in Catalyst Solutions.
Other Comprehensive (Loss) Income
Total other comprehensive (loss) income, net of tax, was $(101.4) million for the three-month period ended September 30, 2014 compared to $40.5 million for the corresponding period in 2013. In the 2014 period, other comprehensive (loss), net of tax, from foreign currency translation adjustments was $(100.3) million, mainly as a result of unfavorable movements in the European Union Euro of approximately $(68.0) million, in the Chinese Renminbi of approximately $(17.0) million, and in the Brazilian Real of approximately $(12.0) million. Also included in total other comprehensive (loss) for the 2014 period is an unrealized (loss), net of tax, of $(1.0) million related to our forward starting interest rate swap. In the 2013 period, other comprehensive income, net of tax, from foreign currency translation adjustments was $40.6 million, mainly as a result of approximately $35.0 million income due to favorable movements in the European Union Euro and approximately $5.0 million in the Korean Won.

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

	Three Months Ended September 30,				Percentage Change
	2014	% of net sales	2013	% of net sales	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$364,517	56.7%	$365,154	61.8%	—%
Catalyst Solutions	277,901	43.3%	226,042	38.2%	23%
Total net sales	$642,418	100.0%	$591,196	100.0%	9%
Segment operating profit:
Performance Chemicals	$86,983	23.9%	$91,506	25.1%	(5)%
Catalyst Solutions	53,039	19.1%	47,205	20.9%	12%
Total segment operating profit	140,022		138,711		1%
Equity in net income of unconsolidated investments:
Performance Chemicals	1,744		1,735		1%
Catalyst Solutions	6,906		3,603		92%
Total equity in net income of unconsolidated investments	8,650		5,338		62%
Net income attributable to noncontrolling interests:
Performance Chemicals	(8,546)		(7,332)		17%
Total net income attributable to noncontrolling interests	(8,546)		(7,332)		17%
Segment income:
Performance Chemicals	80,181	22.0%	85,909	23.5%	(7)%
Catalyst Solutions	59,945	21.6%	50,808	22.5%	18%
Total segment income	140,126		136,717		2%
Corporate & other	(22,995)		(9,909)		132%
Restructuring and other charges, net	(293)		—		*
Acquisition and integration related costs	(10,261)		—		*
Interest and financing expenses	(8,749)		(9,496)		(8)%
Other expenses, net	(6,618)		(368)		*
Income tax expense	(11,737)		(26,963)		(56)%
(Loss) income from discontinued operations (net of tax)	(6,679)		531		*
Net income attributable to Albemarle Corporation	$72,794		$90,512		(20)%
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

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Total segment operating profit	$140,022	$138,711
Add (less):
Corporate & other	(22,995)	(9,909)
Restructuring and other charges, net	(293)	—
Acquisition and integration related costs	(10,261)	—
GAAP Operating profit	$106,473	$128,802

Total segment income	$140,126	$136,717
Add (less):
Corporate & other	(22,995)	(9,909)
Restructuring and other charges, net	(293)	—
Acquisition and integration related costs	(10,261)	—
Interest and financing expenses	(8,749)	(9,496)
Other expenses, net	(6,618)	(368)
Income tax expense	(11,737)	(26,963)
(Loss) income from discontinued operations (net of tax)	(6,679)	531
GAAP Net income attributable to Albemarle Corporation	$72,794	$90,512

Performance Chemicals
Performance Chemicals segment net sales for the three-month period ended September 30, 2014 were $364.5 million, down $0.6 million, or 0.2%, in comparison to the same period in 2013. The decrease was driven mainly by unfavorable volume impacts of approximately $6.0 million in our Fine Chemistry Services business (including approximately $2.8 million related to a customer bankruptcy) and lower pricing of approximately $11.0 million in Fire Safety Solutions due to market conditions, mostly offset by favorable volumes of approximately $7.0 million in Fire Safety Solutions and Specialty Chemicals on higher customer demand and favorable pricing of approximately $9.0 million in Specialty Chemicals due to market conditions. Segment income for Performance Chemicals was down 7%, or $5.7 million, to $80.2 million for the three-month period ended September 30, 2014, compared to the same period in 2013, as a result of higher factory spending of approximately $4.0 million and $3.3 million related to a customer bankruptcy in Fine Chemistry Services, partly offset by favorable volumes of approximately $2.0 million in Fire Safety Solutions and Specialty Chemicals due to market conditions.
Catalyst Solutions
Catalyst Solutions segment net sales for the three-month period ended September 30, 2014 were $277.9 million, an increase of $51.9 million, or 23%, compared to the three-month period ended September 30, 2013. This increase was due to favorable volumes of 20% on market demand in Clean Fuels Technology and Performance Catalyst Solutions and favorable pricing of 3% due to market conditions (driven by Refinery Catalyst Solutions). Catalyst Solutions segment income increased 18%, or $9.1 million, to $59.9 million for the three-month period ended September 30, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to approximately $8.0 million favorable pricing impacts in Clean Fuels Technology and Heavy Oil Upgrading due to market conditions, approximately $3.0 million favorable equity in income of unconsolidated investments and approximately $3.0 million in favorable volume impacts from Clean Fuels Technology and Performance Catalyst Solutions (net of unfavorable volumes in Heavy Oil Upgrading), partly offset by higher spending of approximately $3.0 million.
Corporate and other
For the three-month period ended September 30, 2014, our Corporate and other expense was $23.0 million compared to $9.9 million for the corresponding period in 2013, due primarily to higher incentive compensation and pension costs.

Nine Months 2014 Compared to Nine Months 2013
Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013
	(In thousands, except percentages and per share amounts)
NET SALES	$1,846,982	$1,754,635	5%
Cost of goods sold	1,238,574	1,157,443	7%
GROSS PROFIT	608,408	597,192	2%
GROSS PROFIT MARGIN	32.9%	34.0%
Selling, general and administrative expenses	211,127	186,668	13%
Research and development expenses	66,916	60,959	10%
Restructuring and other charges, net	20,625	—	*
Acquisition and integration related costs	15,104	—	*
OPERATING PROFIT	294,636	349,565	(16)%
OPERATING PROFIT MARGIN	16.0%	19.9%
Interest and financing expenses	(26,255)	(22,335)	18%
Other expenses, net	(6,454)	(6,147)	5%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	261,927	321,083	(18)%
Income tax expense	46,700	72,897	(36)%
Effective tax rate	17.8%	22.7%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	215,227	248,186	(13)%
Equity in net income of unconsolidated investments (net of tax)	28,200	25,308	11%
NET INCOME FROM CONTINUING OPERATIONS	243,427	273,494	(11)%
(Loss) income from discontinued operations (net of tax)	(68,473)	4,994	*
NET INCOME	174,954	278,488	(37)%
Net income attributable to noncontrolling interests	(23,130)	(21,250)	9%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$151,824	$257,238	(41)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	13.2%	15.6%
Basic earnings (loss) per share:
Continuing operations	$2.79	$2.98	(6)%
Discontinued operations	(0.87)	0.06	*
	$1.92	$3.04	(37)%
Diluted earnings (loss) per share:
Continuing operations	$2.78	$2.96	(6)%
Discontinued operations	(0.87)	0.06	*
	$1.91	$3.02	(37)%

*Percentage calculation is not meaningful.

Net Sales
For the nine-month period ended September 30, 2014, we recorded net sales of $1.85 billion, an increase of 5% compared to net sales of $1.75 billion for the nine-month period ended September 30, 2013. This increase was due primarily to favorable volume impacts of 5%, including favorable impacts of approximately $86.0 million in Catalyst Solutions and unfavorable impacts of approximately $5.0 million in Performance Chemicals, favorable currency impacts of approximately $9.0 million due to a stronger European Union Euro, and favorable pricing of approximately $2.0 million.

Gross Profit
For the nine-month period ended September 30, 2014, our gross profit increased $11.2 million, or 2%, from the corresponding 2013 period due mainly to favorable volumes and pricing and lower variable input costs, partly offset by higher manufacturing costs (including $5.9 million of higher pension and OPEB costs allocated to cost of goods sold, substantially all of which resulted from mark-to-market actuarial losses as described below in Selling, General and Administrative Expenses). Overall, these factors contributed to a lower gross profit margin for the nine-month period ended September 30, 2014 of 32.9%, down from 34.0% for the corresponding period in 2013.
Selling, General and Administrative Expenses
For the nine-month period ended September 30, 2014, our SG&A expenses increased $24.5 million, or 13%, from the nine-month period ended September 30, 2013. This increase was primarily due to unfavorable pension and OPEB impacts of $11.3 million (including mark-to-market actuarial losses of $12.5 million) and higher incentive compensation costs and commissions. As a percentage of net sales, SG&A expenses were 11.4% for the nine-month period ended September 30, 2014, compared to 10.6% for the corresponding period in 2013.
The mark-to-market actuarial loss included in gross profit and SG&A for 2014 resulted from the following:

(a)
A curtailment in the first quarter of 2014 related to our U.S. defined benefit plan which covers non-represented employees and our SERP, which triggered a remeasurement of the related assets and obligations. The curtailment was in connection with our workforce reduction plan initiated in the fourth quarter of 2013. The mark-to-market actuarial loss is primarily attributable to: (a) a decrease in the weighted average discount rate for all of our domestic pension plans to 4.97% as of the remeasurement date, from 5.14% at December 31, 2013; and (b) the annualized actual return on the assets of the plan subject to remeasurement being approximately (5.00%), significantly lower than the expected return of 7.00%, as a result of overall market and investment portfolio performance.

(b)
A remeasurement in the third quarter of 2014 of the assets and obligations of one of our U.S. defined benefit plans for represented employees, which was included in the sale of our antioxidant, ibuprofen and propofol businesses and assets that closed on September 1, 2014. The mark-to-market actuarial loss is primarily attributable to: (a) a decrease in the weighted average discount rate for all of our domestic pension plans to 4.94% as of the remeasurement date from 5.14% at December 31, 2013; (b) changes in mortality assumptions related to the plan; partially offset by (c) the annualized actual return on the assets of the plan subject to remeasurement being approximately 11.2%, higher than the expected return of 7.00% as a result of overall market and investment portfolio performance.

There were no mark-to-market actuarial gains or losses related to our defined benefit pension and OPEB plans recorded during the nine-month period ended September 30, 2013.
Research and Development Expenses
For the nine-month period ended September 30, 2014, our R&D expenses increased $6.0 million, or 10%, from the nine-month period ended September 30, 2013, as a result of higher spending. As a percentage of net sales, R&D expenses were 3.6% for the nine-month period ended September 30, 2014, compared to 3.5% for the corresponding period in 2013.
Restructuring and Other Charges, Net
Restructuring and other charges, net for the nine month period ended September 30, 2014 primarily includes the following items:

(a)
Estimated costs of approximately $14.0 million ($9.2 million after income taxes) in connection with action we initiated in the first quarter to reduce the high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract.

(b)	An impairment charge of $3.0 million ($1.9 million after income taxes) for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover.

(c)	A write-off of $3.3 million ($2.1 million after income taxes) for certain multi-product facility project costs that we do not expect to recover in future periods.

(d)	$0.3 million ($0.2 million after income taxes) of other charges.
Acquisition and Integration Related Costs
During the nine-month period ended September 30, 2014, we incurred $15.1 million of acquisition and integration related costs, of which $9.3 million related to the proposed acquisition of Rockwood and $5.8 million was for certain other significant acquisition related costs.

Interest and Financing Expenses
Interest and financing expenses for the nine-month period ended September 30, 2014 increased $3.9 million to $26.3 million from the corresponding 2013 period due mainly to decreases in interest capitalized on lower average construction work in progress balances in the 2014 period.
Other Expenses, Net
Other expenses, net for the nine-month period ended September 30, 2014 was $6.5 million versus $6.1 million for the corresponding 2013 period. The increase was due to $6.8 million of amortized bridge facility fees and $0.2 million of other financing fees in the 2014 period related to the proposed acquisition of Rockwood, partially offset by net favorable items of $6.6 million primarily related to favorable currency impacts compared to the corresponding period in 2013 due to more effective management of currency risks.
Income Tax Expense
The effective income tax rate for the first nine months of 2014 was 17.8% compared to 22.7% for the first nine months of 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S and the domestic manufacturing tax deduction. Our effective income tax rate in the 2014 period was also impacted by discrete net tax benefit items of $2.1 million, related principally to the expiration of the U.S. federal statute of limitations.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $28.2 million for the nine-month period ended September 30, 2014 compared to $25.3 million in the same period last year. This increase was due primarily to higher equity income reported by our Catalyst Solutions segment joint ventures Nippon Ketjen Company Limited and Stannica LLC, and our Performance Chemicals segment joint venture Magnifin, partly offset by lower equity income amounts reported by our Catalyst Solutions segment joint ventures Saudi Organometallic Chemicals Company, Eurecat, and Fábrica Carioca de Catalisadores SA.
(Loss) Income from Discontinued Operations
On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. The financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for all periods presented. (Loss) income from discontinued operations, after income taxes, was $(68.5) million for the nine-month period ended September 30, 2014, compared to $5.0 million for the nine-month period ended September 30, 2013. Included in the 2014 period is a pre-tax charge of $(85.5) million ($64.6 million after income taxes) representing the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell. The loss is primarily attributable to goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.
Net Income Attributable to Noncontrolling Interests
For the nine-month period ended September 30, 2014, net income attributable to noncontrolling interests was $23.1 million compared to $21.3 million in the same period last year. This increase of $1.9 million was due primarily to higher profits of our consolidated joint venture Jordan Bromine Company in the 2014 period.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $151.8 million in the nine-month period ended September 30, 2014, from $257.2 million in the nine-month period ended September 30, 2013 primarily due to an unfavorable after tax impact of $73.5 million related to discontinued operations, unfavorable impacts of $17.2 million before taxes related to pension and OPEB items mainly resulting from an actuarial loss in the 2014 period, an $11.1 million after tax charge related to a reduction of aluminum alkyl supply capacity in the 2014 period, a $14.0 million after-tax charge in the 2014 period for certain significant acquisition-related costs (of which $10.4 million relates to the announced acquisition of Rockwood), a $2.1 million after-tax charge in the 2014 period for certain multi-product facility project costs that we do not expect to recover in future periods, and higher manufacturing and SG&A costs of approximately $35.0 million before taxes, partly offset by favorable volume impacts of approximately $13.0 million before taxes on market demand, favorable pricing due to market conditions of approximately $2.0 million before taxes, and lower variable input costs of approximately $15.0 million before taxes.
Other Comprehensive Loss (Income)
Total other comprehensive (loss) income, net of tax, was $(118.3) million for the nine-month period ended September 30, 2014 compared to $11.4 million for the corresponding period in 2013. In the 2014 period, other comprehensive (loss), net of tax, from foreign currency translation adjustments was $(106.4) million, mainly as a result of unfavorable movements of approximately $(84.0) million in the European Union Euro, in the Brazilian Real of approximately $(5.0) million and in the Chinese Renminbi of approximately $(17.0) million. Also included in total other comprehensive (loss) for the 2014 period is an unrealized loss, net of tax, of $(11.4) million related to our forward starting interest rate swap. In the 2013 period, other comprehensive income, net of tax, from foreign currency translation adjustments was $11.9 million, mainly as a result of favorable movements of approximately $18.0 million and $2.0 million in the European Union Euro and Chinese Renminbi, respectively, partly offset by unfavorable movements of approximately $(9.0) million in the Brazilian Real.

Segment Information Overview

	Nine Months Ended September 30,				Percentage Change
	2014	% of net sales	2013	% of net sales	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$1,048,961	56.8%	$1,059,202	60.4%	(1)%
Catalyst Solutions	798,021	43.2%	695,433	39.6%	15%
Total net sales	$1,846,982	100.0%	$1,754,635	100.0%	5%
Segment operating profit:
Performance Chemicals	$244,724	23.3%	$265,665	25.1%	(8)%
Catalyst Solutions	162,169	20.3%	125,615	18.1%	29%
Total segment operating profit	406,893		391,280		4%
Equity in net income of unconsolidated investments:
Performance Chemicals	7,321		6,371		15%
Catalyst Solutions	20,879		18,937		10%
Total equity in net income of unconsolidated investments	28,200		25,308		11%
Net income attributable to noncontrolling interests:
Performance Chemicals	(23,130)		(21,250)		9%
Total net income attributable to noncontrolling interests	(23,130)		(21,250)		9%
Segment income:
Performance Chemicals	228,915	21.8%	250,786	23.7%	(9)%
Catalyst Solutions	183,048	22.9%	144,552	20.8%	27%
Total segment income	411,963		395,338		4%
Corporate & other	(76,528)		(41,715)		83%
Restructuring and other charges, net	(20,625)		—		*
Acquisition and integration related costs	(15,104)		—		*
Interest and financing expenses	(26,255)		(22,335)		18%
Other expenses, net	(6,454)		(6,147)		5%
Income tax expense	(46,700)		(72,897)		(36)%
(Loss) income from discontinued operations (net of tax)	(68,473)		4,994		*
Net income attributable to Albemarle Corporation	$151,824		$257,238		(41)%
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

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Total segment operating profit	$406,893	$391,280
Add (less):
Corporate & other	(76,528)	(41,715)
Restructuring and other charges, net	(20,625)	—
Acquisition and integration related costs	(15,104)	—
GAAP Operating profit	$294,636	$349,565

Total segment income	$411,963	$395,338
Add (less):
Corporate & other	(76,528)	(41,715)
Restructuring and other charges, net	(20,625)	—
Acquisition and integration related costs	(15,104)	—
Interest and financing expenses	(26,255)	(22,335)
Other expenses, net	(6,454)	(6,147)
Income tax expense	(46,700)	(72,897)
(Loss) income from discontinued operations (net of tax)	(68,473)	4,994
GAAP Net income attributable to Albemarle Corporation	$151,824	$257,238

Performance Chemicals
Performance Chemicals segment net sales for the nine-month period ended September 30, 2014 were $1.05 billion, down $10.2 million, or 1%, in comparison to the same period in 2013. The decrease was driven mainly by unfavorable pricing impacts of 1% due to market conditions mainly in Fire Safety Solutions and approximately $2.8 million related to a customer bankruptcy, partly offset by favorable volumes in Fine Chemistry Services and Fire Safety Solutions. Segment income for Performance Chemicals was down 9%, or $21.9 million, to $228.9 million for the nine-month period ended September 30, 2014, compared to the same period in 2013, as a result of lower pricing of approximately $23.0 million in Fire Safety Solutions, higher manufacturing and SG&A spending of approximately $10.0 million and approximately $3.3 million unfavorable impacts related to a customer bankruptcy, partly offset by favorable pricing of approximately $13.0 million on market conditions in Specialty Chemicals.
Catalyst Solutions
Catalyst Solutions segment net sales for the nine-month period ended September 30, 2014 were $798.0 million, an increase of $102.6 million, or 15%, compared to the nine-month period ended September 30, 2013. This increase was due to favorable volumes of 12% on market demand, favorable pricing of 2% due to market conditions (driven by Refinery Catalyst Solutions, partly offset by unfavorable pricing in Performance Catalyst Solutions), and favorable currency impacts of approximately 1% due to a stronger European Union Euro. Catalyst Solutions segment income increased 27%, or $38.5 million, to $183.0 million for the nine-month period ended September 30, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to approximately $13.0 million favorable volume impacts on stronger market demand across all businesses, lower variable input costs of approximately $16.0 million and favorable pricing of approximately $13.0 million mainly in Refinery Catalyst Solutions due to market conditions. These were partly offset by approximately $9.0 million in unfavorable spending at our manufacturing facilities.
Corporate and other
For the nine-month period ended September 30, 2014, our Corporate and other expense was $76.5 million compared to $41.7 million for the corresponding period in 2013. This increase was primarily due to unfavorable pension and OPEB costs mainly due to the current period curtailment and remeasurement charges and higher incentive compensation costs.
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
Cash Flow
During the first nine months of 2014, cash on hand and cash provided by operations funded payments of $150.0 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $76.7 million, dividends to shareholders of $62.8 million and $7.5 million of loans to our 50% owned joint venture SOCC. Our operations provided $430.5 million of cash flows during the first nine months of 2014, as compared to $317.5 million for the first nine months of 2013. Additionally, in the third quarter of 2014 we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets for net proceeds of $104.7 million and a receivable of $8.5 million, subject to post-closing adjustments expected to be finalized in the fourth quarter of 2014. Overall, our cash and cash equivalents increased by $175.9 million to $653.1 million at September 30, 2014, up from $477.2 million at December 31, 2013.
Net current assets were $695.6 million and $1.05 billion at September 30, 2014 and December 31, 2013, respectively, with the decrease being largely due to the reclassification of our commercial paper notes from Long-term debt to Current portion of long-term debt. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the nine-month period ended September 30, 2014 of $76.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $115 - $120 million in 2014 for capacity increases, cost reduction and continuity of operations projects.
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
Under our existing Board authorized share repurchase program, on April 30, 2014, we entered into an ASR agreement with JPMorgan, acting through its agent J.P. Morgan Securities LLC, relating to a fixed-dollar, uncollared ASR program pursuant to which we will purchase $100 million of our common stock from JPMorgan. The shares will be purchased by JPMorgan in two $50 million tranches that may be settled separately or simultaneously. On May 1, 2014, we paid $100 million to JPMorgan and received an initial delivery of 1,193,317 shares of our common stock with a fair market value of approximately $80 million. This purchase was funded with cash on hand and commercial paper notes. The total number of shares to ultimately be purchased under the ASR agreement with JPMorgan will be determined at the completion of the trade and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement. As announced on July 15, 2014, the Company and Rockwood entered into the Merger Agreement pursuant to which the Company will acquire Rockwood in a cash and stock transaction. Pursuant to the terms of the ASR Agreement with JPMorgan, the period over which the Rule 10b-18 volume-weighted average prices of the Company’s common stock is calculated has been suspended, effective as of the date of the Merger Agreement. Final settlement is expected to occur approximately twelve trading days after the later of (a) the completion of the transaction, or (b) the completion of any restricted period (as defined under Regulation M of the Exchange Act) related to the transaction. However, final settlement may be accelerated at the option of JPMorgan, and the number of shares to be delivered may be adjusted upon the announcement or occurrence of certain corporate events, including without limitation, tender offers, delisting, merger events or insolvency. Additionally, the ASR agreement with JPMorgan will be terminated at any time that our share price is at or below $33.50 per share. Based on the Rule 10b-18 volume-weighted average prices of the Company’s common stock calculated as of the date of the Merger Agreement, additional shares expected to be received upon final settlement would be approximately 223,000 shares. The final settlement amount may increase or decrease depending upon the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the remaining term of the agreement.

In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which will result in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments remaining under this workforce reduction plan are expected to be substantially complete in 2014. We do not anticipate a significant reduction in future operating expenses as a result of the workforce reduction because we plan to redeploy resources to research and development, sales and business development in support of our strategic objectives to more rapidly develop and commercialize new applications for bromine, protect and grow our flame retardants business and more aggressively expand our catalyst business into new markets.
During the first quarter of 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $14.0 million (recorded in Accrued expenses) for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million. We expect to realize annual savings of up to $3 million as a result of this capacity reduction, beginning within the next two years.
At September 30, 2014 and December 31, 2013, our cash and cash equivalents included $541.9 million and $388.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. Albemarle continues to make progress in finalizing its structure to access the internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the merger consideration. At this time, Albemarle has not determined its final structure to access such cash and has not finalized any plan to repatriate cash. With regard to this merger structure, Albemarle believes that it is at least reasonably possible that it might utilize cash from foreign operations that, to date, have been asserted as indefinitely invested. For the three-month and nine-month periods ended September 30, 2014, we repatriated approximately $2.0 million and $8.0 million in cash, respectively, as part of these foreign cash repatriation activities. For the three-month and nine-month periods ended September 30, 2013, we repatriated approximately $7.2 million in cash as part of these foreign cash repatriation activities.
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
On October 14, 2014, the Company declared a cash dividend of $0.275 per share, which is payable on January 2, 2015 to shareholders of record at the close of business as of December 15, 2014.
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
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%, with the cash settlement determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date the swap is settled (October 15, 2014). This derivative financial instrument has been designated and is accounted for as a cash flow hedge under Accounting Standards Codification 815, Derivatives and Hedging. We determined there was no ineffectiveness during the nine-month period ended September 30, 2014, which resulted in the entire change in fair value of this swap being recorded in Accumulated other comprehensive (loss) income. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million.
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (the February 2014 Credit Agreement) matures on February 7, 2019 and (i) replaces our previous $750.0 million amended and restated credit agreement (the September 2011 Credit Agreement) dated as of September 22, 2011; (ii) provides for an additional $250.0 million in credit, if needed, subject to the terms of the agreement; and (iii) provides for the ability to extend the maturity date under certain conditions. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from S&P and Moody’s. The applicable margin on the facility was 1.000% as of September 30, 2014. There were no borrowings outstanding under the February 2014 Credit Agreement as of September 30, 2014.
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
At September 30, 2014, we had $355.9 million of Notes outstanding bearing a weighted-average interest rate of approximately 0.31% and a weighted-average maturity of 20 days. In order to maintain flexibility with regard to our liquidity strategy, in the second quarter of 2014 the Notes were reclassified from Long-term debt to Current portion of long-term debt in our condensed consolidated balance sheet.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, mature on February 1, 2015. At September 30, 2014, we have classified these senior notes as long-term based on our ability and intent to refinance them on a long-term basis through the issuance of new senior notes or borrowings under the February 2014 Credit Agreement.

The non-current portion of our long-term debt was $684.1 million at September 30, 2014 and $1.1 billion at December 31, 2013. In addition, at September 30, 2014, we had the ability to borrow $394.1 million under our commercial paper program and the February 2014 Credit Agreement, and $223.4 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2014, we were, and currently are, in compliance with all of our debt covenants.
On July 15, 2014, Albemarle and Rockwood entered into the Merger Agreement pursuant to which Albemarle will acquire Rockwood for consideration of $50.65 in cash and 0.4803 of a share of Albemarle common stock per outstanding share of Rockwood common stock. We refer to the transactions contemplated by the Merger Agreement as “the transaction” or “the merger” herein. Upon closing of the transaction, Albemarle shareholders will own approximately 70% of the combined company and Rockwood shareholders will own approximately 30% of the combined company. The boards of directors of both Albemarle and Rockwood have approved the transaction. A special shareholder meeting will be held on November 14, 2014 to vote on the issuance of shares of Albemarle common stock in connection with the transaction. The transaction is also subject to regulatory approvals and other customary closing conditions and is expected to close by the end of the first quarter of 2015.
Albemarle expects to fund the aggregate cash portion of the merger consideration using (a) approximately $2.2 billion of cash on hand expected to be available from Albemarle, Rockwood and their respective subsidiaries at the time of closing, and (b) up to $1.7 billion in debt financing from the proceeds of new senior notes to be issued by Albemarle.
On July 15, 2014, Albemarle entered into the Commitment Letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Commitment Letter provides for the following, if needed:

•
A senior unsecured cash bridge facility in an aggregate principal amount of up to $1.15 billion. Amounts borrowed under the cash bridge facility are intended to be used as short-term borrowings to fund a portion of the cash consideration payable in connection with the merger and pay related fees and expenses. The cash bridge facility will mature 60 days following the completion of the merger.

•
A senior unsecured bridge facility in an aggregate principal amount of up to $2.7 billion to be provided if, prior to the date of the completion of the merger, (a) a new senior unsecured term loan in an aggregate principal amount of $1.0 billion is not effective, and (b) up to $1.7 billion in gross proceeds from the issuance and sale of new senior unsecured notes has not been received by Albemarle.

The funding of the bridge facilities is contingent on the satisfaction of customary conditions, including (a) execution and delivery of definitive documentation with respect to such facilities in accordance with the terms sets forth in the Commitment Letter, and (b) consummation of the merger. Structuring and underwriting fees of approximately $15.5 million were paid in the third quarter of 2014 in connection with the bridge facilities.
On August 15, 2014, Albemarle entered into the Term Loan providing for a tranche of senior unsecured term loans in an aggregate amount of $1.0 billion in connection with the merger. Amounts borrowed under the Term Loan are intended to be used as short-term borrowings to fund a portion of the cash consideration payable in connection with the merger and pay related fees and expenses. Borrowings bear interest at variable rates based on an average LIBOR for deposits in dollars plus an applicable margin which ranges from 1.125% to 2.500%, depending on Albemarle’s credit rating from S&P and Moody’s. As of the closing of the Term Loan agreement, the applicable margin over LIBOR was 1.125%. Term Loan borrowings will be guaranteed by the subsidiaries of Albemarle that guarantee Rockwood’s existing senior notes due in 2020 or that guarantee the senior unsecured notes that Albemarle expects to issue in connection with the merger. Borrowings are conditioned upon compliance with one financial covenant requiring that the Company’s consolidated funded debt, as defined in the agreement, must be less than or equal to 4.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter. The Term Loan matures 364 days following the date of funding, which will occur on the completion of the merger.
On August 15, 2014, the Company amended the February 2014 Credit Agreement. The amendments provide for: (a) an increase in the Company’s Maximum Leverage Ratio from 3.50 to 4.50 for the first four quarters following the completion of the merger, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50; (b) borrowings of up to $100 million on the date of the completion of the Merger, subject to a reduced set of borrowing conditions; (c) guarantees by the subsidiaries of Albemarle that guarantee Rockwood’s existing senior notes due in 2020 or that guarantee the senior unsecured notes that Albemarle expects to issue in connection with the merger.

Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $33.0 million at September 30, 2014. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2014 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $9 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $7.5 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2014. This amount includes a contribution of $4.3 million to one of our U.S. defined benefit plans for represented employees which was included in the sale of businesses and assets to SI Group, Inc. which closed on September 1, 2014.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $24.2 million at September 30, 2014 and $29.8 million at December 31, 2013. Related assets for corresponding offsetting benefits recorded in Other assets totaled $21.8 million at September 30, 2014 and $25.7 million at December 31, 2013. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2014 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
The Merger Agreement with Rockwood contains provisions addressing the circumstances under which Albemarle or Rockwood may terminate the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, Albemarle or Rockwood will be required to pay a termination fee of $300 million or $180 million, respectively, to the other party. Additionally, if the Merger Agreement is terminated as a result of the failure of Albemarle’s shareholders to approve the issuance of its common stock at the special meeting of shareholders to be held on November 14, 2014, Albemarle must pay Rockwood for up to $25 million of Rockwood’s out-of-pocket fees and expenses. If the Merger Agreement is terminated as a result of the failure of Rockwood’s shareholders to adopt the Merger Agreement at the Rockwood special meeting of shareholders to be held on November 14, 2014, Rockwood must pay Albemarle for up to $25 million of Albemarle’s out-of-pocket fees and expenses. The amount of any expenses paid by either Albemarle or Rockwood to the other party will be credited against any termination fee to be paid by such party if the termination fee subsequently becomes payable.
Except as described herein and in “Cash Flow,” and “Long-Term Debt” above, information about contractual obligations for the quarter ended September 30, 2014 did not change materially from the disclosures in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
At September 30, 2014, we had the ability to borrow approximately $618 million under our commercial paper program, February 2014 Credit Agreement and other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. With generally strong cash-generative businesses we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $653.1 million as of September 30, 2014, of which $541.9 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 17.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
We had variable interest rate borrowings of $374.2 million outstanding at September 30, 2014, bearing a weighted average interest rate of 0.34% and representing approximately 36% of our total outstanding debt. A hypothetical 10% change (approximately 3 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of September 30, 2014. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
In anticipation of refinancing our 2015 senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., which became effective on October 15, 2014. Under this swap, we hedged the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we would pay when we refinance our 2015 senior notes with another 10 year note. The notional amount of the swap is $325.0 million and the fixed rate is 3.281%, with the cash settlement determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date the swap is settled (October 15, 2014). At September 30, 2014, there was an unrealized loss of $11.4 million (after income taxes) in Accumulated other comprehensive (loss) income related to this interest rate swap. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $177.1 million and with a fair value representing a net asset position of approximately $0.4 million at September 30, 2014. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2014, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $3.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $0.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2014, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
On July 3, 2006, we received a Notice of Violation (the 2006 NOV) from the U.S. Environmental Protection Agency Region 4 (EPA) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology (PharmaMACT) standards at our former plant in Orangeburg, South Carolina. The alleged violations involved (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. On June 11, 2014, we entered into a consent decree with the EPA and the South Carolina Department of Health and Environmental Control (DHEC) to settle this matter. Pursuant to the consent decree, in the third quarter of 2014 we paid a civil penalty to the EPA in the amount of approximately $332,000. A civil penalty of approximately $112,000 was waived pursuant to the consent decree and we will not be required to pay this amount to the DHEC.
In addition, we are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 8 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and below describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. This information should be considered carefully together with the other information contained in this report and the other reports and materials filed by Albemarle with the SEC. The changes to the risk factors noted below are principally due to the risks posed to Albemarle as a result of the merger and to the combined company following the merger.
Risks Related to the Merger
We cannot provide any assurance that the merger will be completed.
The completion of the merger is subject to customary closing conditions described in the Merger Agreement, including, among others, (i) adoption by Rockwood shareholders of the Merger Agreement, (ii) approval by Albemarle shareholders of the Albemarle share issuance, (iii) obtaining antitrust and other regulatory approvals in certain jurisdictions and (iv) the absence of any event, change, condition, occurrence or effect that, individually or in the aggregate, has or would reasonably be expected to have, a material adverse effect on Rockwood’s or Albemarle’s business.
Although each of Rockwood and Albemarle has agreed in the Merger Agreement to use its reasonable best efforts to take, or cause to be taken, all actions necessary, proper or advisable to comply promptly with all legal requirements which may be imposed on such party or its subsidiaries with respect to the merger, these and other conditions to the merger may not be satisfied. In addition, satisfying the conditions to the merger may take longer than, and could cost more than, Albemarle and Rockwood expect. Any delay in completing the merger may adversely affect the benefits that Rockwood and Albemarle expect to achieve from the merger and the integration of their businesses.
The merger is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on Albemarle, Rockwood or the combined company following the merger or, if not obtained, could prevent the completion of the merger.
Before the merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws and clearances or approvals must be obtained from various regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. Despite the parties’ commitments to use their reasonable best effort to comply with conditions imposed by regulatory entities, under the terms of the Merger Agreement, Albemarle and Rockwood will not be required to take actions that would reasonably be expected to have a material adverse effect on the business of Albemarle or Rockwood as the surviving corporation after the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, Albemarle cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would prohibit the completion of the merger.
Albemarle will incur transaction and integration costs in connection with the merger.
Albemarle expects that it will incur significant, non-recurring costs in connection with consummating the merger. In addition, Albemarle will incur integration and restructuring costs following the completion of the merger as Albemarle integrates the businesses of the two companies. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction, integration and restructuring costs over time. Albemarle may also incur additional costs to maintain employee morale and to retain key employees. Albemarle will also incur significant fees and expenses relating to the financing arrangements in connection with the merger. Albemarle will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger. Some of these costs are payable regardless of whether the merger is completed.
The Merger Agreement restricts Albemarle’s conduct of business prior to the completion of the merger and limits both parties’ ability to pursue an alternative acquisition proposal to the merger.
Under the Merger Agreement, Albemarle is subject to certain restrictions on the conduct of its businesses prior to completing the merger, which restrictions may adversely affect Albemarle’s ability to exercise certain of its business strategies. These restrictions may prevent Albemarle from pursuing otherwise attractive business opportunities and making other changes to their respective businesses prior to the completion of the merger or termination of the Merger Agreement.
In addition, the Merger Agreement prohibits Albemarle from (A) soliciting or, subject to certain exceptions set forth in the Merger Agreement, knowingly facilitating or encouraging any inquiry or proposal relating to alternative business combination transactions, or (B) subject to certain exceptions set forth in the Merger Agreement, engaging in discussions or negotiations regarding, or providing any nonpublic information in connection with, proposals relating to alternative business combination transactions. In certain circumstances, upon termination of the Merger Agreement, Albemarle will be required to pay a termination fee of $300 million to the other party and/or to reimburse the other party for its transaction-related expenses, subject to a $25 million limit, if the merger is not consummated (provided that the amount of any expenses paid by Albemarle to Rockwood will be credited against any termination fee to be paid by such party if the termination fee subsequently becomes payable). These provisions may limit Albemarle’s respective ability to pursue offers from third parties that could result in greater value to their respective shareholders than the value resulting from the merger. The termination fee may also discourage third parties from pursuing an alternative acquisition proposal with respect to Albemarle or might result in third parties proposing to pay a lower value per share to acquire Rockwood than it might otherwise have been willing to pay.
While the merger is pending, Albemarle will be subject to business uncertainties that could adversely affect its businesses.
Uncertainty about the effect of the merger on employees, customers and suppliers may have an adverse effect on Albemarle. These uncertainties may impair Albemarle’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause both parties’ respective customers, suppliers and other business partners to delay or defer certain business decisions or to seek to change existing business relationships with Albemarle. Employee retention may be particularly challenging during the pendency of the merger because employees may experience uncertainty about their future roles with the combined company. If, despite Albemarle’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the companies as combined, Albemarle’s businesses could be seriously harmed. Any delay in completing the merger may further increase such uncertainties and the adverse effects related thereto.
Failure to complete the merger could materially and adversely impact the financial conditions, results of operations and stock price of Albemarle.
As described above, the conditions to the completion of the merger may not be satisfied. If the merger is not completed for any reason, Albemarle will be subject to several risks, including the following:

•	being required to pay a termination fee of $300 million under certain circumstances provided in the Merger Agreement;

•
being required to reimburse the other party for certain fees and expenses relating to the merger, such as legal, financial advisor, accounting, banking, consulting and printing fees and expenses up to $25 million (provided that the amount of any expenses paid by Albemarle to Rockwood will be credited against any termination fee to be paid by such party if the termination fee subsequently becomes payable), under certain circumstances provided in the Merger Agreement;

•	having had the focus of management diverted from day-to-day operations and other opportunities that could have been beneficial to Albemarle;

•	the market prices of Albemarle common stock might decline to the extent that the current market prices reflect a market assumption that the merger would be completed;

•
customers and suppliers may seek to modify their respective relationships with Albemarle and the companies’ ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the merger;

•	being subject to potential litigation related to a failure to complete the merger or to enforce obligations under the Merger Agreement; and

•
if Albemarle seeks out another merger or business combination following termination of the Merger Agreement, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger.

Any such events could have a material adverse impact on Albemarle’s financial condition, results of operations and stock price.

Risks Related to the Combined Company
Albemarle will incur substantial additional indebtedness in connection with financing the merger.
Following the merger, Albemarle will have substantial additional indebtedness and related debt service obligations. This additional indebtedness and related debt service obligations could have important consequences, including:

•	reducing flexibility in planning for, or reacting to, changes in Albemarle’s businesses, the competitive environment and the industries in which it operates, and to technological and other changes;

•	lowering credit ratings;

•	reducing access to capital and increasing borrowing costs generally or for any additional indebtedness to finance future operating and capital expenses and for general corporate purposes;

•	reducing funds available for operations, capital expenditures and other activities;

•	creating competitive disadvantages relative to other companies with lower debt levels.
If the merger is completed, the combined company may not be able to successfully integrate the businesses of Rockwood and Albemarle and therefore may not be able to realize the anticipated benefits of the merger.
Realization of the anticipated benefits in the merger will depend, in part, on the combined company’s ability to successfully integrate the businesses and operations of Albemarle and Rockwood. The combined company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions.
The success of the combined company after the merger will also depend in part upon the ability of Albemarle and Rockwood to retain key employees of both companies during the periods before and after the merger is completed. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition or stock price of Albemarle following the merger. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated synergies anticipated from the merger will be realized. If the combined company is not successfully integrated, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset the integration and restructuring costs over time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

2.1
Agreement and Plan of Merger, dated as of July 15, 2014, among Albemarle Corporation, Albemarle Holdings Corporation and Rockwood Holdings, Inc. (Incorporated herein by reference to the Albemarle Corporation Form S-4/A, File No. 333-198415, Exhibit 2.1, filed on September 23, 2014)

10.1
Credit Agreement, dated as of August 15, 2014, among Albemarle Corporation, as borrower, and certain of the Albemarle Corporation’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent (Incorporated herein by reference to the Albemarle Corporation Form S-4/A, File No. 333-198415, Exhibit10.1, filed on September 23, 2014)

10.2
Amendment to Credit Agreement, dated as of August 15, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent (Incorporated herein by reference to the Albemarle Corporation Form S-4/A, File No. 333-198415, Exhibit 10.2, filed on September 23, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	October 29, 2014	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)