Form 10-K
period 2014-12-31
ALBEMARLE CORP
filed 2015-03-02
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $5.6 billion based on the reported last sale price of common stock on June 30, 2014, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 13, 2015: 112,155,745
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2014

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.
Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.
On January 12, 2015, we completed the previously announced acquisition (the “Merger”) of Rockwood Holdings, Inc. (“Rockwood”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). The discussion in this report relates to a period prior to the acquisition of Rockwood and, except as otherwise noted, does not give effect to it. For additional information about the acquisition of Rockwood, see “Recent Acquisitions and Joint Ventures” beginning on page 9, and Note 23, “Acquisitions” to our consolidated financial statements included in Part II, Item 8 of this report.
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
We and our joint ventures currently operate 56 production and research and development (“R&D”) facilities, including facilities we acquired from Rockwood, as well as a number of administrative and sales offices, in North and South America, Europe, the Middle East, Asia, Africa and Australia. As of December 31, 2014, we served approximately 2,500 customers in approximately 100 countries. For information regarding our unconsolidated joint ventures see Note 9, “Investments” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2014, our operations were managed and reported under two operating segments: Performance Chemicals and Catalyst Solutions. The Performance Chemicals segment includes the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product categories. The Catalyst Solutions segment includes the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories. Financial results and discussion about our operating segments included in this Annual Report on Form 10-K are categorized according to these two operating segments except where noted.
On January 20, 2015, we announced that as a result of the completion of the Rockwood acquisition we will realign our organizational structure, to be effective by the end of the first quarter of 2015. At that time, the Company’s new reportable business segments will consist of three segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. Performance Chemicals will combine our lithium, aluminum alkyls and derivative catalysts businesses with Albemarle’s existing Performance Chemicals segment. Refining Solutions will consist of the Heavy Oil Upgrading and Clean Fuels Technologies businesses, delivering a robust portfolio of catalyst solutions that apply to the entire refinery process. Chemetall Surface Treatment will supply specialty chemicals with a focus on processes for the surface treatment of metals and plastics. Each segment will have a dedicated team of sales, R&D, process engineering, manufacturing and sourcing, and business strategy personnel and will have full accountability for improving execution through greater asset and market focus, agility and responsiveness. Additionally, in 2015 we intend to pursue strategic alternatives, including divestitures, related to certain product lines including flame retardants, specialty chemicals, fine chemistry services and metal sulfides. These businesses will not be included in the aforementioned segments.
For financial information regarding our operating segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our operating segments, and geographic areas, see Note 24, “Operating Segments and Geographic Area Information” to our consolidated financial statements included in Part II, Item 8 of this report.
Performance Chemicals Segment
As of December 31, 2014, our Performance Chemicals segment consisted of three product categories: Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services.

Albemarle Corporation and Subsidiaries

Fire Safety Solutions. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. Some of the end market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles and foam insulation. We compete in two major fire safety chemistries: brominated and mineral. Our brominated flame retardants include products sold under the Saytex® brand and our mineral-based flame retardants include products such as Martinal® and Magnifin®. Our strategy is to have a broad range of chemistries applicable to each major flame retardant application.
Specialty Chemicals. Specialty Chemicals includes products such as elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, mercury control, paper manufacturing, water purification, beef and poultry processing and various other industrial applications. Other specialty chemicals that we produce include tertiary amines for surfactants, biocides, disinfectants and sanitizers and aluminum oxides used in a wide variety of refractory, ceramic and polishing applications.
We produce plastic additives as well as other additives, such as curatives, which are often specially developed and formulated for a customer’s specific manufacturing requirements. Our additives products include curatives for polyurethane, polyurea and epoxy system polymerization. Our Ethacure® curatives are used in cast elastomers, coatings, reaction injection molding and specialty adhesives that are incorporated into products such as wheels, tires and rollers.
Fine Chemistry Services. In addition to supplying the specific fine chemistry products and performance chemicals for the pharmaceutical and agricultural uses described below, our Fine Chemistry Services business offers custom manufacturing, research and chemical scale-up services for companies. These services position us to support customers in developing their new products, such as new drugs, specialty materials and agrichemicals.
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
Customers
Our Performance Chemicals segment offers more than 150 products to a variety of end markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers (including pharmaceutical and agricultural companies), drilling and oil service companies, beef and poultry processors, water treatment and photographic companies, energy producers and other specialty chemical companies.

Sales of Performance Chemicals in Asia are expected to grow long-term due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the United States (“U.S.”) and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the U.S., Europe, China and the Middle East.
Pricing for many of our Performance Chemicals products and services is based upon negotiation with customers. The critical factors that affect prices are the level of technology differentiation we provide, the maturity of the product and the level of assistance required to bring a new product through a customer’s developmental process.
A number of customers of our Performance Chemicals segment manufacture products for cyclical industries, including the consumer electronics, building and construction, and automotive industries. As a result, demand from our customers in such industries is also cyclical.
Competition
Our Performance Chemicals segment serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the Performance Chemicals marketplace.
We are a market leader in the bromine-based product groups (including flame retardants) and our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd. We are also a market leader in the mineral-based flame

Albemarle Corporation and Subsidiaries

retardants business. In our mineral-based flame retardants business, our most significant competitors include J.M. Huber Corporation, Kyowa Chemical Industry Co., Ltd. and Nabaltec GmbH. We differentiate ourselves from our competitors by developing new, high quality innovative products, offering cost reductions and enhancing the services that we offer.
Raw Materials and Significant Supply Contracts
The major raw materials we use in our Performance Chemicals operations are bromine, bisphenol-A, potassium chloride, chlorine, ammonia, aluminum chloride, alpha-olefins, methyl amines, propylene, benzene, caustic soda, alumina trihydrate and polystyrene, most of which are readily available from numerous independent suppliers and are purchased under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. Many of our customers operate under long-term supply contracts that provide for either the pass-through of raw material and energy cost changes, or pricing based on short-term “tenders” in which changing market conditions are quickly reflected in the pricing of the finished product.
The bromine we use in our Performance Chemicals segment comes from two locations: Arkansas and the Dead Sea. Our brine reserves in Arkansas are supported by an active brine rights leasing program. We believe that we have in excess of 70 years of proven bromine reserves in Arkansas. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture with operations in Safi, Jordan, we produce bromine from the Dead Sea, which has virtually inexhaustible reserves. In addition, we have a joint venture with Weifang Sinobrom Import and Export Company, Ltd. (“Sinobrom”), in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.
Catalyst Solutions Segment
As of December 31, 2014, our Catalyst Solutions segment included the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories.
Refinery Catalyst Solutions. Our two main refinery catalysts businesses are Clean Fuels Technologies, which is primarily composed of hydroprocessing catalysts (“HPC”), and Heavy Oil Upgrading, which is primarily composed of fluidized catalytic cracking (“FCC”) catalysts and additives. HPC products are widely applied throughout the refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. We continuously seek to add more value to refinery operations by offering HPC products that meet our customers’ requirements for profitability and performance in the very demanding refining market. FCC catalysts assist in the high yield cracking of less desired refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs. We offer a wide range of HPC products and approximately 60 different FCC catalysts and additives products to our customers.

Performance Catalyst Solutions (“PCS”). We have three business units in our PCS division: polymer catalysts, chemical catalysts, and electronic materials. We manufacture organometallic co-catalysts (e.g., aluminum, magnesium and zinc alkyls) as well as metallocene components and co-catalysts (e.g., methylaluminumoxane, organoborons, metallocene compounds, and finished polymerization catalysts comprising these products). We also offer finished single-site catalysts with or without our proprietary ActivCat® technology and a line of proprietary Ziegler-Natta catalysts under the Advantage™ brand. Our co-catalysts and finished catalysts are used in our customers’ production of polyolefin polymers. Such polymers are commodity (i.e., Ziegler-Natta polymerization technology-based) and specialty (i.e., Single Site polymerization technology-based) plastics serving a wide variety of end markets including packaging, non-packaging, films and injection molding. Some of our organometallic products are also used in the manufacture of alpha-olefins (i.e., hexene, octene, decene). In electronic materials, we manufacture and sell high purity metal organic products into electronic applications such as the production of light-emitting diodes (“LEDs”) for displays and general lighting, as well as other products used in the production of solar cells. Our chemical catalysts include a variety of catalysts used in the broad chemical industry, for example, catalysts used in the production of ethylene dichloride and methylamines, among others.
Customers
Our Catalyst Solutions segment customers include multinational corporations such as ExxonMobil Corporation, Chevron Corporation, TOTAL S.A., Saudi Basic Industries Corporation and INEOS Group Holdings S.A.; independent petroleum

Albemarle Corporation and Subsidiaries

refining companies such as Valero Energy Corporation and SK Holdings; lubricant manufacturers, and national petroleum refining companies such as Reliance, Petróleo Brasileiro S.A. and Petróleos Mexicanos.
We estimate that there are currently approximately 500 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,200 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to three years. There are approximately 1,200 polyolefin and elastomer units worldwide which require a constant supply of co-catalysts and finished catalysts.
Competition
Our Catalyst Solutions segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and the maintenance of a good safety record have also been important factors to compete effectively in the Catalysts marketplace. Through our research and development programs, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.
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
Sales, Marketing and Distribution
We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales personnel around the world who serve numerous additional customers within North America, Europe, the Middle East, India, Asia Pacific, Russia, Africa and Latin America. We also use approximately 75 commissioned sales representatives and specialists in specific market areas, some of which are affiliated with subsidiaries of large chemical companies.
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
Our research and development efforts support each of our business segments. As of December 31, 2014, the focus of research in Performance Chemicals is divided among new and improved flame retardants, new uses for bromine and bromine-based products, curing agents and the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Fire safety solutions research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators and original equipment manufacturers but which also have superior toxicological and environmental profiles, such as our GreenArmor™ flame retardant product, that are greatly enhanced in both end product performance and environmental

Albemarle Corporation and Subsidiaries

responsibility. Another area of research is the development of bromine-based products for use as biocides in industrial water treatment and food safety applications and as additives used to reduce mercury emissions from coal-fired power plants. Curatives research is focused primarily on improving and extending our line of curing agents and formulations.
As of December 31, 2014, Catalyst Solutions research is focused on the needs of our refinery catalysts customers, our performance catalysts customers and developing metal organics for LED and other electronic applications. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products. In the performance catalysts area, we are focused primarily on catalysts, co-catalysts and finished catalysts systems for polymer producers to meet the market’s demand for improved polyolefin polymers and elastomers as well as metal organics for electronic customers.
We have incurred research and development expenses of $88.3 million, $82.2 million and $78.9 million during 2014, 2013 and 2012, respectively.
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2014, we owned approximately 1,800 active U.S. and foreign patents and approximately 800 pending U.S. and foreign patent applications. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2014 with an occupational injury and illness rate of 0.327 for Albemarle employees and nested contractors, down from 0.55 in 2013.
Our business and our customers also may be subject to significant requirements under the European Community Regulation for the Registration, Evaluation and Authorization of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern—such as Carcinogenic, Mutagenic and Reprotoxic (“CMRs”); Persistent, Bioaccumulative and Toxic (“PBTs”); very Persistent, very Bioaccumulative (“vPvB”); and endocrine disruptors—will be subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. In 2009, one of our products was designated by European regulators as a Substance of Very High Concern under authorization, Hexabromocyclododecane (“HBCD”). Our sales of HBCD approximated 0.7%, 1.3% and 1.9% of our total annual net sales in 2014, 2013 and 2012, respectively. In 2012, another of our products, decabromodiphenyl ether (“decaBDE”) similarly was identified as a Substance of Very High Concern. Our sales of decaBDE were negligible in 2014, and approximated 0.3% of our total annual net sales in 2013 and 0.7% of our total annual net sales in 2012. Albemarle ceased production of decaBDE effective at the end of 2012. Albemarle actively conducts research and development activities to find more sustainable substitutes for products such as HBCD and decaBDE that may be subject to restrictions. For example, in August of 2014, Albemarle announced a joint venture with ICL Industrial Products (“ICL”) for the production of GreenCrestTM, a substitute chemical for HBCD with a superior environmental profile.
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

Albemarle Corporation and Subsidiaries

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
Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. We may have liability as a potentially responsible party (“PRP”) with respect to active off-site locations under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements, which would provide for payment of our allocable share of remediation costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under CERCLA and equivalent state statutes may be joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed below. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.
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
We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 55.
Climate Change
The growing concerns about climate change and the related imposition by governments of more stringent regulations may provide us with new or expanded business opportunities. The Company seeks to capitalize on the “green revolution” by providing solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids

Albemarle Corporation and Subsidiaries

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
Recent Acquisitions, Joint Ventures and Divestitures
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
On July 15, 2014, we entered into the Merger Agreement to acquire all the outstanding shares of Rockwood. On January 12, 2015, we completed the acquisition of Rockwood for a purchase price of approximately $5.6 billion, comprised of approximately $3.6 billion in cash consideration and approximately $2.0 billion in equity consideration, with Rockwood becoming a wholly-owned subsidiary of Albemarle. Rockwood is a leading global developer, manufacturer and marketer of technologically advanced and high value added specialty chemicals. It is a leading integrated and low cost global producer of lithium and lithium compounds used in lithium ion batteries for electronic devices, transportation vehicles and future energy storage technologies, meeting the significant growth in global demand for these products. Rockwood is also one of the largest global producers of surface treatments and coatings for metal processing, servicing the automotive, aerospace and general industrial markets. The acquisition of Rockwood reflects our commitment to drive sustainable growth, creating one of the world’s premier specialty chemicals companies, with market-leading positions across four high-margin businesses: lithium, catalysts, bromine and surface treatment. On a combined basis, the Company is expected to drive growth through:

•	Continuing to penetrate lithium-based energy storage products, including e-mobility batteries and batteries for the automotive industry;

•
Capitalizing on attractive global trends in refinery catalysts, including the increasing demand for transportation fuels particularly in developing regions, as well as the demand for solutions to convert a range of feedstocks into high-value finished products;

•
Expanding within existing bromine markets driven by the proliferation of digital technology, offshore deep water drilling and mercury control emission reduction, along with growth driven by new bromine applications; and

•
Leveraging our position as a market-leading provider of surface treatment products and services to grow through innovative technology coupled with superior technical and customer service, proximity to the customer, global market segment focus and regional expansion in developing economies.

On August 29, 2014, we announced an agreement with ICL to establish a manufacturing joint venture for the production of ICL’s FR-122P polymeric flame retardant and our GreenCrest™ polymeric flame retardant. These flame retardants are designed to replace HBCD. The joint venture and its partners will own and operate a 2,400 MT per year Netherlands plant and a 10,000 MT per year Israel plant. The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close in the first half of 2015.
On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. and received net proceeds of $104.7 million. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China.
On October 8, 2013, we announced the expansion of our presence in the electronic materials market with the acquisition of Cambridge Chemical Company, Ltd. for consideration of approximately $3.6 million, effective October 1, 2013. Based in Cambridge, UK, Cambridge Chemical is a key technology player for producing high purity metal organic chemicals used in the laser market. Cambridge Chemical’s technology and products will further strengthen Albemarle’s offerings in the electronic market including LED, semiconductor, organic light-emitting diode and now laser. Albemarle will also benefit from a number of R&D and distribution synergies resulting from the acquisition.
On September 13, 2010, we announced the purchase of certain property and equipment in Yeosu, South Korea in connection with our plans for building a metallocene polyolefin catalyst and trimethyl gallium (“TMG”) manufacturing site. The total purchase price of the initial property and equipment acquired was approximately $10.2 million. The site will effectively mirror Albemarle’s world scale metallocene polyolefin catalyst and TMG capabilities located in Baton Rouge, Louisiana. Commercial production of metallocene polyolefin catalysts and co-catalysts began in July 2013 and commercial production of TMG began in September 2014.

Albemarle Corporation and Subsidiaries

Employees
As of December 31, 2014, we had 3,625 employees of whom 1,830, or 50%, are employed in the U.S. and Latin America; 1,106, or 31%, are employed in Europe; 351, or 10%, are employed in Asia and 338, or 9%, are employed in the Middle East. Approximately 11% of our U.S. employees are unionized. We have bargaining agreements at two of our U.S. locations:

•	Baton Rouge, Louisiana—United Steel Workers (“USW”); and

•
Pasadena, Texas—USW; Sheet Metal Workers International Association; United Association of Journeymen & Apprentices of Plumbing and Pipefitting Industry; and International Brotherhood of Electrical Workers.

We believe that we have good working relationships with these unions, and we have operated without a labor work stoppage at each of these locations for more than 20 years. Bargaining agreements expire at our Pasadena, Texas location in 2017 and our Baton Rouge, Louisiana location in 2019.
As of December 31, 2014, we had two works councils representing the majority of our European sites—Amsterdam, the Netherlands and Bergheim, Germany—covering approximately 900 employees. We believe that we have a generally good relationship with these councils and bargaining representatives.
Available Information
Our internet website address is http://www.albemarle.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Albemarle.

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
Our inability to pass through increases in costs and expenses for raw materials and energy, on a timely basis or at all, could have an adverse effect on the margins of our products and our results of operations.
In general, raw material costs account for a significant percentage of our total costs of products sold. Our raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by significantly tighter market conditions and major increases in the pricing of basic building blocks for our products such as lithium brine, bromine, crude oil,

Albemarle Corporation and Subsidiaries

chlorine and metals (including molybdenum and rare earths which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to efficiently and effectively pass through price increases, or inventory impacts resulting from price volatility, could adversely affect our margins. In addition to raising prices, raw material suppliers may extend lead times or limit supplies. Constraints on the supply or delivery of energy or critical raw materials could disrupt production and adversely affect the performance of our business.
We face competition from other specialty chemical companies, which places downward pressure on the prices and margins of our products.
We operate in a highly competitive marketplace, competing against a number of global specialty chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply and responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. In addition, our products are facing increasing competition from market participants in China. These competitors may also be able to maintain significantly greater operating and financial flexibility than we do. As a result, these competitors may be better able to withstand changes in conditions within our industry, changes in the prices of raw materials and energy and in general economic conditions. Additionally, competitors’ pricing decisions could compel us to decrease our prices, which could affect our margins and profitability adversely. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume, shifting to higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.
Within the end-use markets in which we compete, competition between products is intense. Substitute products also exist for many of our products. Therefore, we face substantial risk that certain events, such as new product development by our competitors, changing customer needs, production advances for competing products, price changes in raw materials and products, our failure to secure patents or the expiration of patents, could result in declining demand for our products as our customers switch to substitute products or undertake manufacturing of such products on their own. If we are unable to develop, produce or market our products to effectively compete against our competitors, our results of operations may materially suffer.
We believe that our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them improve product performance, reduce costs, or support new product development. To satisfy these growing customer requirements, our competitors have been consolidating within product lines through mergers and acquisitions. We may also need to invest and spend more on research and development and marketing costs to strengthen existing customer relationships, as well as attract new customers. Our indebtedness could limit our flexibility to react to these industry trends and our ability to remain competitive.
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
Downturns in the businesses that use our specialty chemicals will adversely affect our sales. Many of our customers are in industries, including the electronics, building and construction, oilfield and automotive industries, that are cyclical in nature and sensitive to changes in general economic conditions. Historically, downturns in general economic conditions have resulted in diminished product demand, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. A decline in economic conditions in our customers’ cyclical industries may have a material adverse effect on our sales and profitability.
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

Albemarle Corporation and Subsidiaries

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
Our customers use our specialty chemicals for a broad range of applications. Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty chemicals that we produce or make our specialty chemicals unnecessary. Customers may also find alternative materials or processes that no longer require our products. Should a customer decide to use a different material due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use. Our business, results of operations, cash flows and margins could be materially adversely affected if we are unable to manage successfully the maturation of our existing products and the introduction of new products.
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
Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Manufacturers periodically introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop, market and in certain cases, secure regulatory approval for innovative products on a timely basis to replace or enhance existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and/or technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers or may fail to receive regulatory approval. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, our business, financial condition and results of operations could be adversely affected.
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

Albemarle Corporation and Subsidiaries

We also conduct research and development activities with third parties and license certain intellectual property rights from third parties and we plan to continue to do so in the future. We endeavor to license or otherwise obtain intellectual property rights on terms favorable to us. However, we may not be able to license or otherwise obtain intellectual property rights on such terms or at all. Our inability to license or otherwise obtain such intellectual property rights could have a material adverse effect on our ability to create a competitive advantage and create innovative solutions for our customers, which will adversely affect our net sales and our relationships with our customers.
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

•	transportation and other shipping costs may increase;

•	intellectual property rights may be more difficult to enforce;

•	increased cost of, and decreased availability of raw materials;

•
changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits;

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

•
our business and profitability in a particular country could be affected by political or economic repercussions from terrorist activities and the response to such activities, the possibility of hyperinflationary conditions and political instability in certain countries.

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
Furthermore, our subsidiaries are subject to rules and regulations related to anti-bribery prohibitions of the U.S. and other countries and export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our common stock.
We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the European Union Euro, Japanese Yen, British Pound Sterling, Korean Won, Chinese Renminbi, Brazilian Real and the U.S. Dollar (in certain of our foreign locations). Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2014, approximately 26% of our net sales were denominated in such currencies. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
Our business could be adversely affected by environmental, health and safety laws and regulations to which our raw materials, products and facilities are subject.
In the jurisdictions in which we operate, we are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Further, some of the raw materials we handle are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products. In addition, our production facilities and a number of our distribution centers require numerous operating permits that are subject to renewal. Due to the nature of these requirements and changes in our operations, our operations may exceed limits under permits or we may not have the proper permits to operate our operations. Ongoing compliance with such laws, regulations and permits is an important consideration for us and we incur substantial capital and operating costs in our compliance efforts. Environmental laws have become increasingly strict in recent years. We expect this trend to continue and anticipate that compliance will continue to require increased capital expenditures and operating costs.
Compliance with environmental laws generally increases the costs of manufacturing, the cost of registration/approval requirements, the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for

Albemarle Corporation and Subsidiaries

violations arising under these laws or permit requirements. Furthermore, environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws or their interpretation, or the enactment of new environmental laws, could result in materially increased capital expenditures and compliance costs.
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
We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested.
In connection with the sale of certain properties and businesses, we have agreed to indemnify the purchasers for certain types of matters, such as certain breaches of representations and warranties, taxes and certain environmental matters.
With respect to environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws.
We may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments. Further, we cannot predict the nature of and the amount of any indemnity or other obligations we may have to the applicable purchaser. Such payments may be costly and may adversely affect our financial condition and results of operations.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there has been increasing concern regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. For example, some of our operations are within jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could have impacts on

Albemarle Corporation and Subsidiaries

our operations. In addition, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol expired in 2012. An amendment was passed by the UNFCC during the December 2012 Doha climate change talks that would implement a second commitment period through 2020, but the amendment has not entered into legal force pending acceptance by participating countries. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect us.
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

Over the past decade, there has been increasing scrutiny of certain brominated flame retardants by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications to protect people, property and the environment from the negative consequences of fire. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.
In 2009, one of our products, HBCD, was designated by European regulators as a Substance of Very High Concern. In February 2011, the European Union included HBCD on a list of substances published under Annex XIV of the REACH regulation. Our expectation is that the sale of HBCD could be banned in Europe under the REACH process as early as August 2015, or as late as August 2019, assuming certain applications are authorized during a period of transition to alternative products. A final decision on authorization is expected by mid-2015. Also, in August 2013, the Stockholm Convention on Persistent Organic Pollutants banned HBCD under the Convention effective November 2014, with certain uses exempted for a five year period to allow time for the development of alternative products. Japan chose not to apply for an exemption and as a result sales of HBCD ended in Japan in 2014. Certain other countries also did not file for an exemption, however none of those countries are significant consumers of HBCD. Our sales of HBCD approximated 0.7%, 1.3%, and 1.9% of our total annual net sales in 2014, 2013 and 2012, respectively. There is no assurance that we will be able to develop alternative products in the future that generate sales comparable to HBCD, however, Albemarle is actively marketing a new polymeric flame retardant based on bromine, GreenCrest™, as a replacement for HBCD, with commercial sales starting in 2014.
Agencies in the European Union continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants such as tetrabromobisphenol A and decabromodiphenylethane, both of which we manufacture. Additional government regulations, including limitations or bans on the use of brominated flame retardants, could result in a decline in our net sales of brominated flame retardants and have an adverse effect on our sales and profitability. In addition, the threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment could lead to a negative reaction in our markets that could reduce or eliminate our markets for these products, which could have an adverse effect on our sales and profitability.
We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer could seek replacement of

Albemarle Corporation and Subsidiaries

the product or damages for costs incurred as a result of the product failing to perform as guaranteed. These risks apply to our refinery catalysts in particular because, in certain instances, we sell our refinery catalysts under agreements that contain limited performance and life cycle guarantees. Also, because many of our products are integrated into our customers’ products, we may be requested to participate in, or fund in whole or in part the costs of, a product recall conducted by a customer. For example, some of our businesses supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in or fund in whole or in part such a recall.
Our customers often require our subsidiaries to represent that our products conform to certain product specifications provided by our customers. Any failure to comply with such specifications could result in claims or legal action.
A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in a loss of one or more customers.
Our business is subject to hazards common to chemical businesses, any of which could interrupt our production and adversely affect our reputation and results of operations.
Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.
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

Albemarle Corporation and Subsidiaries

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
As of December 31, 2014, we had 3,625 employees. Approximately 11% of our 1,830 U.S. employees are unionized. Our collective bargaining agreements expire in 2017 and 2019. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
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
We may not be able to successfully integrate the businesses of Albemarle and Rockwood and therefore may not be able to realize the anticipated benefits of the Merger.
Realization of the anticipated benefits in the Merger will depend, in part, on our ability to successfully integrate the businesses and operations of Albemarle and Rockwood. We will be required to devote significant management attention and resources to integrating business practices, operations and support functions.
Our success after the Merger will also depend in part upon our ability to retain key employees after the Merger is completed. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business, financial results, financial condition or our stock price. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated synergies anticipated from the Merger will be realized. If the integration is not successful, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset the integration and restructuring costs over time.
We may not be able to consummate future acquisitions or integrate acquisitions into our business, which could result in unanticipated expenses and losses.
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
We have several defined benefit pension plans around the world, including in the U.S., Germany, Belgium, and Japan, covering most of our employees. As of December 31, 2014, the U.S. plans represented approximately 93% of the total liabilities of the plans worldwide. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. Under the Pension Protection Act of 2006, we anticipate no required cash contributions during 2015 for our U.S. qualified defined benefit pension plans. Additional voluntary pension contributions in and after 2015 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
Further, an economic downturn or recession or market disruption in the capital and credit markets may adversely impact the value of our pension plan assets, our results of operations, our statement of changes in stockholders’ equity and our liquidity. For example, we have several pension plans located in Germany, Belgium, Japan and the United States. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.
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
Our February 2014 credit agreement and the indentures governing our senior notes contain select restrictive covenants. These covenants provide constraints on our financial flexibility. The failure to comply with the covenants in our February 2014 credit agreement, the indentures governing the senior notes and the agreements governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 51.
A downgrade of the ratings on our debt or an increase in interest rates will cause our debt service obligations to increase.
Borrowings under our February 2014 credit agreement and our commercial paper program bear interest at floating rates. The rates under the February 2014 credit agreement are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Services (“Moody’s”). S&P has rated our senior unsecured long-term debt as BBB- and Moody’s has rated our senior unsecured long-term debt as Baa3. S&P has rated our commercial paper as A-3 and Moody’s has rated it as P-3. S&P and/or Moody’s may downgrade our ratings in the future. The downgrading of any of our ratings or an increase in any of the benchmark interest rates would result in an increase of our interest expense on our variable rate borrowings.
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
We may continue to expand our business through acquisitions and we may incur additional indebtedness, including indebtedness related to acquisitions.
We have historically expanded our business primarily through acquisitions. A part of our business strategy is to continue to grow through acquisitions that complement our existing technologies and accelerate our growth. Because the consummation of acquisitions and integration of acquired businesses involves significant risk, this means that investors in our securities will be subject to the risks inherent in our acquisition strategy. In addition, the indentures governing our senior notes does not limit our

Albemarle Corporation and Subsidiaries

ability to incur additional indebtedness in connection with acquisitions or otherwise. Our credit facilities have limited financial maintenance covenants. As a result, we may incur substantial additional indebtedness in connection with acquisitions.
As a result of the Merger, Albemarle, on a consolidated basis, incurred substantial additional indebtedness and related debt service obligations. This additional indebtedness and the related debt service obligations could have important consequences, including:

•	reducing flexibility in planning for, or reacting to, changes in our businesses, the competitive environment and the industries in which we operate, and to technological and other changes;

•	lowering credit ratings;

•	reducing access to capital and increasing borrowing costs generally or for any additional indebtedness to finance future operating and capital expenses and for general corporate purposes;

•	reducing funds available for operations, capital expenditures and other activities; and

•	creating competitive disadvantages relative to other companies with lower debt levels.
We may be subject to increased tax exposure resulting from Rockwood pre-acquisition periods.
Under the terms of certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to Rockwood’s pre-acquisition periods. To the extent such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, earnings could be negatively impacted in future periods through increased tax expense.
Our required capital expenditures may exceed our estimates.
Our capital expenditures for continuing operations generally consist of expenditures to maintain and improve existing equipment and substantial investments in new equipment. Commencement of production requires start-up, commission and certification of product quality by our customers, which may impact the expected timing of sales of product from such facility. Construction of large chemical operations is subject to numerous risks and uncertainties, including, among others, the ability to complete the project on a timely basis and in accordance with the estimated budget for such project and our ability to estimate future demand for our products.
Future capital expenditures may be significantly higher, depending on the investment requirements of each of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Item 1B.	Unresolved Staff Comments.
NONE

Albemarle Corporation and Subsidiaries

Item 2.	Properties.
We operate on a global basis. Our principal executive offices in Baton Rouge, LA, and regional shared services offices in Budapest, Hungary and Dalian, China are leased. We and our affiliates also operate regional sales and administrative offices in various locations throughout the world, which are generally leased. We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2014, the Company’s manufacturing plants operated at approximately 65% capacity in the aggregate.
Set forth below is information regarding our significant production facilities operated by our affiliates and us, including production facilities we acquired from Rockwood in January 2015:

Location	Business Segment in 2014	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Catalyst Solutions	Production of refinery catalysts, research and product development activities	Owned

Arnoldstein, Austria	(1)	Production of metal sulfides	Leased

Auckland, New Zealand	(1)	Production of surface treatment chemicals for general industry, aerospace, and other pre-treatment technologies	Leased

Baton Rouge, Louisiana	Catalyst Solutions; Performance Chemicals	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Bayswater North, Australia	(1)	Production of surface treatment chemicals for general industry, aerospace, and other pre-treatment technologies	Owned

Bergheim, Germany	Performance Chemicals	Production of flame retardants and specialty products based on aluminum trihydrate and aluminum oxide, and research and product development activities	Owned

Bitterfeld, Germany	Catalyst Solutions	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Blackman Township, Michigan	(1)	Production of surface treatment chemicals for general industry, automotive, and other pre-treatment technologies	Owned

Boksburg, South Africa	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Cambridge, United Kingdom	Catalyst Solutions	Production of performance catalysts	Leased

Canovelles, Spain	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Cayirova-Kocaeli, Turkey	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Changchun, China	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased by Changchun Chemetall Chemicals Company Limited, a joint venture owned 57% by us and 43% by Changchun Yongchan Petro Chemicals Company Limited

Chennai, India	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2014	Principal Use	Owned/Leased
Chongqing, China	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased by Chongqing Chemetall Surface Treatment Company Limited, a joint venture owned 55% by us and 45% by Chongqing Delta Industry Company Limited

El Marqués, Querétaro, Mexico	(1)	Production of surface treatment chemicals for aerospace, automotive, other pre-treatment technologies	Leased

Giussano, Italy	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Greenbushes, Australia	(1)	Production of lithium spodumene minerals and lithium concentrate	Owned by Windfield Holdings Pty Ltd, a joint venture in which we own 49%, and Sichuan Tianqi Lithium Industries Inc which owns the remaining interest

Jubail, Saudi Arabia	Catalyst Solutions	Manufacturing and marketing of organometallics	Owned; Albemarle Netherlands BV and Saudi Specialty Chemicals Company (a SABIC affiliate) each owns 50% interest

Jundiai/São Paulo, Brazil	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Kings Mountain, North Carolina	(1)	Production of technical and battery grade lithium hydroxide	Owned

La Mirada, California	(1)	Production of surface treatment chemicals for pre-treatment technologies and aerospace	Leased

La Negra, Chile	(1)	Production of lithium carbonate and lithium chloride	Owned

Langelsheim, Germany	(1)
Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium, special metals, as well as surface treatment chemicals for automotive technologies, other pre-treatment technologies and aerospace (sealants)
			Owned

Langenfeld, Germany	(1)	Production of surface treatment chemicals for general industry	Leased

Louvain-la-Neuve, Belgium	Catalyst Solutions; Performance Chemicals	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Catalyst Solutions	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Performance Chemicals	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Catalyst Solutions	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Mobile, Alabama	Catalyst Solutions	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture in which we and PMC Group Inc. each own a 50% interest

Mönchengladbach, Germany	(1)	Production of surface treatment chemicals for general industry	Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2014	Principal Use	Owned/Leased

Nanjing, China	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased by Nanjing Chemetall Surface Technologies Company Limited, a joint venture owned 60% by us and 40% by Nanjing Column

New Johnsonville, Tennessee	(1)	Production of butyllithium and specialty products	Owned

Niihama, Japan	Catalyst Solutions	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Ninghai County, Zhejiang Province, China	Catalyst Solutions	Production of antioxidants and polymer intermediates	Owned; on leased land

Pasadena, Texas	Catalyst Solutions; Performance Chemicals	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Catalyst Solutions	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Catalyst Solutions	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Pune, India	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Roveredo in Piano, Italy	(1)	Production of surface treatment chemicals for general industry	Leased

Safi, Jordan	Performance Chemicals	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

St. Jakobs/Breitenau, Austria	Performance Chemicals	Production of specialty magnesium hydroxide products	Leased by Magnifin Magnesiaprodukte GmbH & Co. KG, a joint venture owned 50% by each of Radex Heraklith Industriebeteiligung AG and us

Salar de Atacama, Chile	(1)	Production of lithium brine and potash
Owned; however ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we extract lithium brine in Chile

Santa Cruz, Brazil	Catalyst Solutions	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Sens, France	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Shanghai, China	(1)	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2014	Principal Use	Owned/Leased

Silver Peak, Nevada	(1)	Production of lithium-carbonate	Owned

Singapore, Singapore	(1)	Production of surface treatment chemicals for aerospace and other pre-treatment technologies	Leased

Soissons, France	(1)	Production of surface treatment chemicals for aerospace industry	Owned

South Haven, Michigan	Performance Chemicals	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taichung, Taiwan	(1)	Production of butyllithium	Owned

Takaishi City, Osaka, Japan	Catalyst Solutions	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Performance Chemicals	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	Performance Chemicals	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Willstatt, Germany	(1)	Production of surface treatment chemicals for coil coating applications	Leased

Yeosu, South Korea	Catalyst Solutions	Research and product development activities/small scale production of catalysts and catalyst components	Owned

(1) Facility was acquired as part of the Rockwood acquisition, which closed on January 12, 2015.

Item 3.	Legal Proceedings.
On July 3, 2006, we received a Notice of Violation (the “2006 NOV”) from the U.S. Environmental Protection Agency Region 4 (“EPA”) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology (“PharmaMACT”) standards at our former plant in Orangeburg, South Carolina. The alleged violations involved (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. On June 11, 2014, we entered into a consent decree with the EPA and the South Carolina Department of Health and Environmental Control (“DHEC”) to settle this matter. Pursuant to the consent decree, in the third quarter of 2014 we paid a civil penalty to the EPA in the amount of approximately $332,000. A civil penalty of approximately $112,000 was waived pursuant to the consent decree and we will not be required to pay this amount to the DHEC.
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County (“Superior Court of New Jersey”) relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Superior Court of New Jersey relating to the Merger. Both suits named the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (“Thwaites I”), Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each named Rockwood, its former directors, and Albemarle as defendants. Thwaites II and the cases filed in Delaware also named Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contain substantially similar allegations, included allegations that Rockwood’s former board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders would receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of those of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The

Albemarle Corporation and Subsidiaries

lawsuits sought a variety of equitable relief, including enjoining the former Rockwood board of directors from proceeding with the proposed Merger unless they acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints would be due until after plaintiffs filed an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint which included allegations that the registration statement failed to disclose material information.
Plaintiffs in Thwaites II and in the Delaware consolidated action subsequently coordinated their litigation efforts, and the Delaware consolidated action was stayed pending the outcome of the Thwaites II litigation. In Thwaites II, the parties (including the Delaware plaintiffs) entered into a Memorandum of Understanding on November 6, 2014, provisionally settling all claims in the pending actions and declaring the parties’ intent to submit a settlement agreement for the court’s approval within 90 days. On December 2, 2014, the parties submitted a joint stipulation to extend the defendants’ time to respond to the amended complaint in Thwaites II until February 4, 2015. The parties executed a final Stipulation of Settlement and Release (“Stipulation”) on February 4, 2015, which will be submitted to the Superior Court of New Jersey for approval. In addition to extinguishing the current claims, the Stipulation contemplates broad releases of any and all actual and potential claims, whether known or unknown, by any member of the putative shareholder class against the defendants relating to or arising out of the Merger, the Merger Agreement, or the registration statement. Upon final approval of the settlement by the Superior Court of New Jersey, plaintiffs in the Delaware actions will move to dismiss the pending consolidated action with prejudice, thereby terminating the litigation.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time.
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
Not applicable.

Albemarle Corporation and Subsidiaries

Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 13, 2015, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 5, 2015).

Name	Age	Position
Luther C. Kissam IV	50	President, Chief Executive Officer and Director
Matthew K. Juneau	54	Senior Vice President, President Performance Chemicals
Susan Kelliher	48	Senior Vice President, Human Resources
Karen G. Narwold	55	Senior Vice President, General Counsel, Corporate and Government Affairs, Corporate Secretary
Scott A. Tozier	49	Senior Vice President, Chief Financial Officer
D. Michael Wilson	52	Senior Vice President, President Catalyst Solutions
Ronald C. Zumstein	53	Senior Vice President, Manufacturing and Supply Chain Excellence
Donald J. LaBauve, Jr.	48	Vice President, Corporate Controller, Chief Accounting Officer
Luther C. Kissam IV was elected to our Board of Directors effective November 2011, as Chief Executive Officer effective September 2011 and as our President effective May 2013. Previously, Mr. Kissam served as President from March 2010 until March 2012, Executive Vice President, Manufacturing, Law and HS&E from May 2009 until March 2010, and as Senior Vice President, Manufacturing and Law and Corporate Secretary from January 2008 until May 2009. Mr. Kissam joined us in October 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).
Matthew K. Juneau was elected Senior Vice President, President Performance Chemicals effective December 2013. Previously, Mr. Juneau served as Vice President, Polymer Solutions since March 2012, Vice President, Global Sales and Services from May 2009 to February 2012, and prior to that as Division Vice President of our performance chemicals business in the Fine Chemistry division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.
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
Scott A. Tozier was elected as our Senior Vice President and Chief Financial Officer effective January 2011. Mr. Tozier also served as our Chief Accounting Officer from January 2013 until February 2014. Mr. Tozier has over 25 years of diversified

Albemarle Corporation and Subsidiaries

international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc.
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
Ronald C. Zumstein was elected Senior Vice President, Manufacturing and Supply Chain Excellence effective December 2013. Previously, Dr. Zumstein served as Vice President of Manufacturing since March 2010, and prior to that, as Vice President, Manufacturing Operations since March 2008. Dr. Zumstein previously served as our Vice President of Health, Safety and Environment and Vice President of Manufacturing for our Polymer Solutions division. Dr. Zumstein has held various positions of increasing responsibility since joining the Company and Ethyl Corporation in 1987, including serving as Plant Manager at several of our U.S. manufacturing locations.

Donald J. LaBauve Jr. was elected Vice President, Corporate Controller effective February 2013, and Chief Accounting Officer effective February 2014, after having previously served as Vice President, Finance - Business Operations since April 2009. Mr. LaBauve served as Chief Financial Officer, Fine Chemistry from April 2007 until April 2009, and prior to that time held the role of Controller, Polymer Solutions from January 2006 through March 2007. Since joining the Company as Ethyl Corporation in April 1990, Mr. LaBauve has held various staff and leadership positions of increasing responsibility within the finance function, including an assignment to our European headquarters in Belgium in April 2000 where he held the regional finance leadership role from July 2002 through June 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated as reported on the NYSE composite transactions reporting system and the dividends declared per share on our common stock.

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2013
First Quarter	$67.75	$60.71	$0.24
Second Quarter	$69.03	$56.64	$0.24
Third Quarter	$66.39	$60.16	$0.24
Fourth Quarter	$70.00	$62.02	$0.24
2014
First Quarter	$67.31	$60.92	$0.275
Second Quarter	$72.69	$64.55	$0.275
Third Quarter	$76.28	$58.37	$0.275
Fourth Quarter	$63.38	$51.35	$0.275
There were 78,030,524 shares of common stock held by 2,917 shareholders of record as of December 31, 2014. On February 24, 2015, we declared a dividend of $0.29 per share of common stock, payable April 1, 2015.

Albemarle Corporation and Subsidiaries

The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs(a)
October 1, 2014 to October 31, 2014	—	$—	—	3,972,525
November 1, 2014 to November 30, 2014(b)	223,185	70.60	223,185	3,749,340
December 1, 2014 to December 31, 2014	—	—	—	3,749,340
Total	223,185	$70.60	223,185	3,749,340

(a)
Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000, and included ten million shares. Since then, the Company has regularly repurchased shares under the stock repurchase plan, resulting in the Board of Directors periodically authorizing additional shares for repurchase under the plan. On February 12, 2013, our Board of Directors authorized another increase in the number of shares, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares under the plan, including those shares previously authorized, but not yet repurchased. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

(b)
In the second quarter of 2014, we paid $100 million pursuant to the terms of an accelerated share repurchase agreement and we received an initial delivery of 1,193,317 shares. Under the terms of the agreement, in the fourth quarter of 2014 the accelerated share repurchase agreement was completed and we received a final settlement of 223,185 shares. The Average Price Paid Per Share reported herein is generally based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock during the term of the agreement.

The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.

Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2009 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Albemarle Corporation and Subsidiaries

Item 6.	Selected Financial Data.
The information for the five years ended December 31, 2014, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

•	volatility and uncertainties in the debt and equity markets;

•	technology or intellectual property infringement, including cyber-security breaches, and other innovation risks;

•	decisions we may make in the future;

•	the ability to successfully operate and integrate Rockwood’s operations and realize anticipated synergies and other benefits; and

•	the other factors detailed from time to time in the reports we file with the SEC.

Albemarle Corporation and Subsidiaries

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The following is a discussion and analysis of results of operations for the years ended December 31, 2014, 2013 and 2012. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 49.

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

2014 Highlights

•	In the first quarter, we increased our quarterly dividend for the 20th consecutive year, to $0.275 per share.

•
We repurchased approximately 2.2 million shares of our common stock pursuant to the terms of our share repurchase program. As of December 31, 2014, there were approximately 3.7 million shares remaining available for repurchase under our authorized share repurchase program.

•	We completed an expansion of our Heavy Oil Upgrading capacity at our Bayport, TX facility.

•
On July 15, 2014, we announced an agreement to acquire Rockwood for consideration of $50.65 in cash and 0.4803 of a share of Albemarle common stock, per outstanding share of Rockwood common stock. On November 14, 2014, shareholders from both companies approved the transaction, which was completed on January 12, 2015.

•
On August 29, 2014, we announced an agreement with ICL to establish a manufacturing joint venture for the production of ICL’s FR-122P polymeric flame retardant and our GreenCrest™ polymeric flame retardant. These flame retardants are designed to replace HBCD. The joint venture and its partners will own and operate a 2,400 MT per year Netherlands plant and a 10,000 MT per year Israel plant. The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close in the first half of 2015.

•
On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. and received net proceeds of $104.7 million. A post-closing working capital settlement of $7.6 million was received in the first quarter of 2015.

•
On November 4, 2014, we announced plans to increase production capabilities of curatives products at our facility in Pasadena, TX. The capacity investment will support Albemarle’s ETHACURE® 100 liquid curative product for application in polyureas, urethanes and epoxies. Production in the expanded facility is expected in 2015.

•
On November 24, 2014, we closed the offerings of senior notes totaling $1.025 billion, and on December 8, 2014, we closed the offering of €700 million senior notes. Net proceeds from these offerings were used to finance the aggregate cash consideration for the acquisition of Rockwood, pay related fees and expenses and repay the Company’s $325.0 million senior notes which matured on February 1, 2015.

•
We achieved earnings from continuing operations of $230.4 million during 2014 as compared to $435.7 million for 2013. Our operating results contributed $492.6 million to cash flows from operations in 2014. Earnings from continuing operations for 2014 includes pension and other postretirement benefit (“OPEB”) actuarial losses of $83.3 million after income taxes compared to pension and OPEB actuarial gains of $88.3 million after income taxes in 2013.

Albemarle Corporation and Subsidiaries

Outlook
On July 15, 2014, we entered into the Merger Agreement to acquire all the outstanding shares of Rockwood. On January 12, 2015, we completed the acquisition of Rockwood for a purchase price of approximately $5.6 billion, comprised of approximately $3.6 billion in cash consideration and approximately $2.0 billion in equity consideration, with Rockwood becoming a wholly-owned subsidiary of Albemarle. For additional information, see Note 23, “Acquisitions” to our consolidated financial statements included in Part II, Item 8 of this report.
On January 20, 2015, we announced that as a result of the completion of the Rockwood acquisition we will realign our organizational structure, to be effective by the end of the first quarter of 2015. At that time, the Company’s new reportable business segments will consist of three segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. Performance Chemicals will combine our lithium, aluminum alkyls and derivative catalysts businesses with Albemarle’s existing Performance Chemicals segment. Refining Solutions will consist of the Heavy Oil Upgrading and Clean Fuels Technologies businesses, delivering a robust portfolio of catalyst solutions that apply to the entire refinery process. Chemetall Surface Treatment will supply specialty chemicals with a focus on processes for the surface treatment of metals and plastics. Each segment will have a dedicated team of sales, R&D, process engineering, manufacturing and sourcing, and business strategy personnel and will have full accountability for improving execution through greater asset and market focus, agility and responsiveness. Additionally, in 2015 we intend to pursue strategic alternatives, including divestitures, related to certain product lines including flame retardants, specialty chemicals, fine chemistry services and metal sulfides. These businesses will not be included in the aforementioned segments.
The current business environment presents a diverse set of opportunities and challenges in the markets we serve, from a slow and uneven global economic recovery, significantly lower crude oil prices, pricing pressure on bromine derivatives and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, a volatile currency exchange landscape, and increasingly stringent environmental standards. Amidst these dynamics, our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions.
Through 2014, our operations were managed and reported as two operating segments: Performance Chemicals and Catalyst Solutions. Financial results and discussion about our operating segments included in this Annual Report on Form 10-K are categorized according to these two operating segments except where noted.
Performance Chemicals: We expect 2015 sales performance to be comparable overall to the prior year, as we manage through an uncertain environment characterized by soft demand in certain products and applications and cautious inventory management by our customers, along with the uncertain impacts of much weaker oil prices and a much stronger U.S. dollar, particularly as compared to the European Union Euro and the Japanese Yen. We believe we can sustain healthy margins with continued focus on maximizing our bromine franchise value.
We believe that the combination of solid, long-term business fundamentals, with our strong cost position, product innovations and effective management of raw material inventory inflation will enable us to manage our business through end market challenges and to capitalize on opportunities that will come with favorable market trends in select end markets and with a more evenly sustained economic recovery. Our view of third party market indicators and order book trends makes us cautiously optimistic that volume trends for brominated flame retardants have stabilized and that demand for bromine in other applications aside from drilling completion fluids will continue to increase at a rate consistent with overall economic demand.
On a long-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in 2015 may be impacted negatively as a result of sharply lower oil prices impacting offshore drilling projects around the world. Clear completion fluids shipment rates slowed somewhat in the fourth quarter of 2014, consistent with this view. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to resume the solid growth trajectory of recent years once oil prices return to prices seen through most of 2014 as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expand over time.

Albemarle Corporation and Subsidiaries

Catalyst Solutions: 2014 was a solid year for this business segment, with sales up 9% and profits up 15% on a combination of favorable volumes, price and product mix, especially in our Refinery Catalyst Solutions product lines. Our Performance Catalyst Solutions business lines stabilized in 2014, driven by growth in our downstream catalysts business and demand growth in our organometallics product lines as polyolefins demand continued to grow at a 4-5% rate. We expect continued growth in our Refinery Catalyst Solutions business, despite some concerns about how the price of oil will impact the crude slate used by refineries and the resulting demand for catalysts, and some expected product mix impact that is a result of timing of catalysts replacements in fixed bed units. We also expect 2015 to bring increasing stabilization and improvement in our catalysts for polyolefins, consistent with overall demand.
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
Delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry, and our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. While lower oil prices may impact the overall crude slate for a period of time, longer term, we believe that the global crude supply will get heavier and more sour, trends that bode well for catalysts demand. Given this and based on our technology, current production capacities and expected growth in end market demand, we remain well-positioned for the future.
Corporate and Other: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2015 to be approximately 25.0%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate and other as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2014 include an actuarial loss of $130.8 million ($83.3 million after income taxes), as compared to a gain of $139.0 million ($88.3 million after income taxes) for the year ended December 31, 2013.
In the first quarter of 2014, we increased our quarterly dividend payout to $0.275 per share. We also repurchased approximately 2.2 million shares of our common stock during 2014 for $150 million under our existing share repurchase program, and we may periodically repurchase shares in the future on an opportunistic basis. In the first quarter of 2015, we increased our quarterly dividend rate to $0.29 per share.
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

Selected Financial Data	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands, except percentages and per share amounts)
NET SALES	$2,445,548	$2,394,270	$2,519,154	2%	(5)%
Cost of goods sold	1,674,700	1,543,799	1,620,311	8%	(5)%
GROSS PROFIT	770,848	850,471	898,843	(9)%	(5)%
GROSS PROFIT MARGIN	31.5%	35.5%	35.7%
Selling, general and administrative expenses	355,135	158,189	308,456	125%	(49)%
Research and development expenses	88,310	82,246	78,919	7%	4%
Restructuring and other charges, net	25,947	33,361	111,685	(22)%	(70)%
Acquisition and integration related costs	30,158	—	—	*	—%
OPERATING PROFIT	271,298	576,675	399,783	(53)%	44%
OPERATING PROFIT MARGIN	11.1%	24.1%	15.9%
Interest and financing expenses	(41,358)	(31,559)	(32,800)	31%	(4)%
Other (expenses) income, net	(16,761)	(6,674)	1,229	151%	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	213,179	538,442	368,212	(60)%	46%
Income tax expense	18,484	134,445	80,433	(86)%	67%
Effective tax rate	8.7%	25.0%	21.8%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	194,695	403,997	287,779	(52)%	40%
Equity in net income of unconsolidated investments (net of tax)	35,742	31,729	38,067	13%	(17)%
NET INCOME FROM CONTINUING OPERATIONS	230,437	435,726	325,846	(47)%	34%
(Loss) income from discontinued operations (net of tax)	(69,531)	4,108	4,281	*	(4)%
NET INCOME	160,906	439,834	330,127	(63)%	33%
Net income attributable to noncontrolling interests	(27,590)	(26,663)	(18,591)	3%	43%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$133,316	$413,171	$311,536	(68)%	33%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	9.4%	18.2%	12.9%
Basic earnings (loss) per share:
Continuing operations	$2.57	$4.88	$3.44	(47)%	42%
Discontinued operations	(0.88)	0.05	0.05	*	—%
	$1.69	$4.93	$3.49	(66)%	41%
Diluted earnings (loss) per share:
Continuing operations	$2.57	$4.85	$3.42	(47)%	42%
Discontinued operations	(0.88)	0.05	0.05	*	—%
	$1.69	$4.90	$3.47	(66)%	41%
* Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2014 to 2013
Net Sales
For the year ended December 31, 2014, we recorded net sales of $2.45 billion, a 2% increase compared to net sales of $2.39 billion for the corresponding period of 2013. This increase was due primarily to favorable volume impacts of 2%, including favorable volume impacts of approximately $85.0 million in Catalyst Solutions and unfavorable volume impacts of approximately $33.0 million in Performance Chemicals, partially offset by unfavorable currency impacts of approximately $2.2 million due to a stronger U.S. dollar as we closed out the year.
Gross Profit
For the year ended December 31, 2014, our gross profit decreased $79.6 million, or 9%, from the corresponding 2013 period. Our gross profit for 2014 was impacted by approximately $36.5 million of pension and OPEB costs (including mark-to-market actuarial losses of $36.4 million) allocated to cost of goods sold, as compared to $42.2 million of pension and OPEB benefits (including mark-to-market actuarial gains of $42.7 million) allocated to cost of goods sold in 2013. Overall, these factors contributed to our gross profit margin of 31.5% for the current year, down from 35.5% in 2013. Excluding the impact of pension and OPEB mark-to-market actuarial losses and gains, our gross profit margin was 33.0% in 2014 and 33.7% in 2013.
The mark-to-market actuarial loss in 2014 is primarily attributable to: (a) a decrease in the weighted-average discount rate for our pension plans to 4.03% from 5.00% to reflect market conditions as of the December 31, 2014 measurement date, and (b) changes in mortality assumptions, and to a lesser extent, other demographic assumptions related to our pension plans. The mark-to-market actuarial loss in 2014 was partially offset by a higher return on pension plan assets in 2014 than was expected, as a result of overall market and investment portfolio performance. The actual return on U.S. pension plan assets was 8.87% versus an expected return of 6.91%.
The mark-to-market actuarial gain in 2013 is primarily attributable to: (a) an increase in the weighted-average discount rate for our pension plans to 5.00% from 4.04% to reflect market conditions as of the December 31, 2013 measurement date; (b) the actual return on U.S. pension plan assets of 15.07% was higher than the expected return of 7.25% as a result of overall market and investment portfolio performance; and (c) changes in demographic assumptions related to our pension plans, such as mortality rates, rates of compensation and other factors.
Selling, General and Administrative Expenses
For the year ended December 31, 2014, our selling, general and administrative (“SG&A”) expenses increased $196.9 million, or 125%, compared to the year ended December 31, 2013. This increase was primarily due to unfavorable pension and OPEB items and incentive compensation costs. SG&A expenses for 2014 includes approximately $97.1 million of pension and OPEB costs (including mark-to-market actuarial losses of $94.5 million), as compared to $90.5 million of pension and OPEB benefits (including mark-to-market actuarial gains of $96.3 million) in 2013. The mark-to-market actuarial losses and gains in 2014 and 2013, respectively, resulted from the factors as discussed in Gross Profit above.
As a percentage of net sales, SG&A expenses were 14.5% for the year ended December 31, 2014, compared to 6.6% for the corresponding period in 2013. Excluding the impact of pension and OPEB mark-to-market actuarial losses and gains, SG&A expenses as a percentage of net sales were 10.7% in 2014 and 10.6% in 2013.
Research and Development Expenses
For the year ended December 31, 2014, our R&D expenses increased $6.1 million, or 7%, from the year ended December 31, 2013, mainly as a result of higher personnel costs and higher spending for outside services. As a percentage of net sales, R&D expenses were 3.6% in 2014, compared to 3.4% in 2013.
Restructuring and Other Charges, Net
Restructuring and other charges, net, of $25.9 million for the year ended December 31, 2014 includes the following items:

(a)
Estimated costs of approximately $20.5 million ($13.6 million after income taxes) in connection with action we initiated to reduce the high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract.

(b)	An impairment charge of $3.0 million ($1.9 million after income taxes) for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover.

Albemarle Corporation and Subsidiaries

(c)
Other net charges of $2.4 million ($1.4 million after income taxes), mainly in connection with a write-off of certain multi-product facility project costs that we do not expect to recover in future periods.

In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013, we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. We recorded charges of $33.4 million ($21.9 million after income taxes) during the year ended December 31, 2013 for termination benefits and other costs related to this workforce reduction plan.
Acquisition and Integration Related Costs
The year ended December 31, 2014 includes $23.6 million of acquisition and integration related costs in connection with the acquisition of Rockwood and $6.6 million of acquisition-related costs in connection with other significant projects. Acquisition-related costs incurred during the year ended December 31, 2013 are included in SG&A expenses and were not significant.
Interest and Financing Expenses
Interest and financing expenses for the year ended December 31, 2014 increased $9.8 million to $41.4 million from the corresponding 2013 period, due mainly to higher borrowing levels in connection with the acquisition of Rockwood and decreases in interest capitalized on lower average construction work in progress balances in the 2014 period.
Other Expenses, Net
Other expenses, net, for the year ended December 31, 2014 was $16.8 million versus $6.7 million for the corresponding 2013 period. This increase was due to $16.7 million of amortized bridge facility fees and $1.0 million of other financing fees in the 2014 period related to the acquisition of Rockwood, partially offset by net favorable items of $7.6 million primarily related to favorable currency impacts compared to the corresponding period in 2013 due to more effective management of currency risks.
Income Tax Expense
The effective income tax rate for 2014 was 8.7% compared to 25.0% for 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. In 2014, acquisition and integration related costs and pension-related mark-to-market actuarial losses contributed to a decrease in pre-tax income year over year, which caused the impact of earnings outside the U.S. to have a much larger impact versus the prior year. See Note 19, “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. federal statutory income tax rate to our effective rate for 2014 and 2013.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $35.7 million for the year ended December 31, 2014 compared to $31.7 million in the same period last year. This increase was due primarily to higher equity income reported by our Catalyst Solutions segment joint ventures Nippon Ketjen Company Limited, Stannica LLC and Fábrica Carioca de Catalisadores SA, and our Performance Chemicals segment joint venture Magnifin, partly offset by lower equity income amounts reported by our Catalyst Solutions segment joint ventures Saudi Organometallic Chemicals Company and Eurecat.
(Loss) Income from Discontinued Operations
On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. The financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for all periods presented. (Loss) income from discontinued operations, after income taxes, was $(69.5) million for the year ended December 31, 2014, compared to $4.1 million for the year ended December 31, 2013. Included in the 2014 period is a pre-tax charge of $(85.5) million ($65.7 million after income taxes) representing the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell. The loss is primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.

Albemarle Corporation and Subsidiaries

Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2014, net income attributable to noncontrolling interests was $27.6 million compared to $26.7 million in the same period last year. This increase of $0.9 million was due primarily to higher profits of our consolidated joint venture JBC in the 2014 period.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $133.3 million for the year ended December 31, 2014, from $413.2 million for the corresponding period of 2013, primarily due to an unfavorable impact of $73.6 million (after income taxes) related to discontinued operations, unfavorable impacts of $266.4 million related to pension and OPEB items mainly resulting from an actuarial loss in 2014 compared to an actuarial gain in 2013, charges of $30.2 million in 2014 for certain significant acquisition-related costs (of which $23.6 million relates to the acquisition of Rockwood), higher manufacturing and SG&A costs of approximately $33.0 million, higher interest and financing expenses of $9.8 million, and higher other expenses, net, of 10.1 million, partly offset by lower income tax expense of $116.0 million, lower restructuring and other charges, net, of $7.4 million, favorable volume impacts of approximately $12.2 million on market demand, and lower variable input costs of approximately $9.3 million.
Other Comprehensive (Loss) Income
Total other comprehensive (loss) income, net of tax, was $(178.7) million in 2014 compared to $31.3 million in 2013. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2014, other comprehensive (loss), net of tax, from foreign currency translation adjustments was $(168.8) million, mainly as a result of unfavorable movements of approximately $(124) million in the European Union Euro, $(18) million in the Chinese Renminbi and $(13) million in the Brazilian Real. Also included in total other comprehensive (loss) income, net of tax, for 2014 is $(21.0) million related to a realized loss on our interest rate swap which was settled in the fourth quarter, and $11.4 million in connection with the revaluation of our €700.0 million senior notes and settlement of related foreign currency forward contracts, both of which were designated as a hedge of our net investment in foreign operations. In 2013, other comprehensive income, net of tax, from foreign currency translation adjustments was $31.7 million, mainly as a result of favorable movements in the European Union Euro of approximately $42 million, partially offset by unfavorable movements in the Brazilian Real of approximately $14 million.
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
Corporate & other includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to each segment and Corporate & other, whereas the remaining components of pension and OPEB cost or credit are included in Corporate & other.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2014	% of net sales	2013	% of net sales	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$1,351,596	55.3%	$1,392,664	58.2%	(3)%
Catalyst Solutions	1,093,952	44.7%	1,001,606	41.8%	9%
Total net sales	$2,445,548	100.0%	$2,394,270	100.0%	2%
Segment operating profit:
Performance Chemicals	$306,616	22.7%	$334,275	24.0%	(8)%
Catalyst Solutions	224,407	20.5%	194,322	19.4%	15%
Total segment operating profit	531,023		528,597		—%
Equity in net income of unconsolidated investments:
Performance Chemicals	10,068		8,875		13%
Catalyst Solutions	25,674		22,854		12%
Total equity in net income of unconsolidated investments	35,742		31,729		13%
Net income attributable to noncontrolling interests:
Performance Chemicals	(27,590)		(26,663)		3%
Total net income attributable to noncontrolling interests	(27,590)		(26,663)		3%
Segment income:
Performance Chemicals	289,094	21.4%	316,487	22.7%	(9)%
Catalyst Solutions	250,081	22.9%	217,176	21.7%	15%
Total segment income	539,175		533,663		1%
Corporate & other	(203,620)		81,439		*
Restructuring and other charges, net	(25,947)		(33,361)		(22)%
Acquisition and integration related costs	(30,158)		—		*
Interest and financing expenses	(41,358)		(31,559)		31%
Other expenses, net	(16,761)		(6,674)		151%
Income tax expense	(18,484)		(134,445)		(86)%
(Loss) income from discontinued operations (net of tax)	(69,531)		4,108		*
Net income attributable to Albemarle Corporation	$133,316		$413,171		(68)%
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

	Year Ended December 31,
	2014	2013
	(In thousands)
Total segment operating profit	$531,023	$528,597
Add (less):
Corporate & other	(203,620)	81,439
Restructuring and other charges, net	(25,947)	(33,361)
Acquisition and integration related costs	(30,158)	—
GAAP Operating profit	$271,298	$576,675

Total segment income	$539,175	$533,663
Add (less):
Corporate & other	(203,620)	81,439
Restructuring and other charges, net	(25,947)	(33,361)
Acquisition and integration related costs	(30,158)	—
Interest and financing expenses	(41,358)	(31,559)
Other expenses, net	(16,761)	(6,674)
Income tax expense	(18,484)	(134,445)
(Loss) income from discontinued operations (net of tax)	(69,531)	4,108
GAAP Net income attributable to Albemarle Corporation	$133,316	$413,171

Performance Chemicals
Performance Chemicals segment net sales for the year ended December 31, 2014 were $1.35 billion, down $41.1 million, or 3%, in comparison to the same period in 2013. The decrease was driven mainly by unfavorable volume impacts on market demand of approximately 3%, mainly in Fine Chemistry Services and Specialty Chemicals, and unfavorable pricing impacts of approximately 1% mainly in Fire Safety Solutions. Segment income for Performance Chemicals was down 9%, or $27.4 million, to $289.1 million for the year ended 2014 compared to 2013, as a result of higher manufacturing and SG&A spending of approximately $12.9 million, approximately $7.9 million in unfavorable pricing mainly in Fire Safety Solutions, and unfavorable volume impacts of approximately $5.2 million on market demand mainly in Fine Chemistry Services and Specialty Chemicals.
Catalyst Solutions
Catalyst Solutions segment net sales for the year ended December 31, 2014 were $1.1 billion, an increase of $92.3 million, or 9%, compared to the year ended December 31, 2013. This increase was due mainly to favorable volumes of 9% on market demand across all product families, favorable pricing of 1% due to market conditions (driven by Refinery Catalyst Solutions, partly offset by unfavorable pricing in Performance Catalyst Solutions), and unfavorable currency impacts of approximately $1.6 million due to a stronger U.S. dollar. Catalyst Solutions segment income increased 15%, or $32.9 million, to $250.1 million for the year ended December 31, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to approximately $17.2 million favorable volume impacts on stronger market demand across all businesses, lower variable input costs of approximately $8.2 million, favorable performance from our unconsolidated joint ventures, mainly Nippon Ketjen Company Limited, Stannica LLC and Fábrica Carioca de Catalisadores SA, and favorable pricing of approximately $8.4 million mainly in Refinery Catalyst Solutions due to market conditions. These were partly offset by approximately $12.0 million in unfavorable spending due mainly to higher personnel costs and higher maintenance and repairs at our manufacturing facilities, including startup of the Heavy Oil Upgrading capacity expansion in Bayport.
Corporate and other
For the year ended December 31, 2014, Corporate and other expense was $203.6 million compared to Corporate and other income of $81.4 million for the corresponding period in 2013. This unfavorable variance was primarily due to

Albemarle Corporation and Subsidiaries

unfavorable pension and OPEB plan impacts of approximately $270 million, and unfavorable incentive compensation costs. Corporate and other expense for 2014 includes $127.2 million of pension and OPEB costs (including mark-to market actuarial losses) compared to $143.1 million of pension and OPEB benefits in 2013.
Comparison of 2013 to 2012
Net Sales
For the year ended December 31, 2013, we recorded net sales of $2.39 billion, a 5% decrease compared to net sales of $2.52 billion for the corresponding period of 2012. This decrease was due primarily to unfavorable pricing impacts of 7%, mainly lower metals surcharges in Refinery Catalyst Solutions, lower overall price mix in Catalyst Solutions, lower regional pricing in Specialty Chemicals and lower pricing in Fire Safety Solutions, partly offset by favorable volume impacts of 2%, driven by higher volumes in Refinery Catalyst Solutions and Fire Safety Solutions, net of lower volumes in Fine Chemistry Services and the unfavorable volume impacts from our exit of the phosphorus flame retardants business in 2012.
Gross Profit
For the year ended December 31, 2013, our gross profit decreased $48.4 million, or 5%, from the corresponding 2012 period due mainly to overall unfavorable pricing impacts, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. These were partly offset by favorable impacts from lower variable input costs and favorable overall volumes. Additionally, our gross profit for 2013 was impacted by approximately $42.2 million of pension and OPEB benefits (including mark-to-market actuarial gains of $42.7 million) allocated to cost of goods sold, as compared to $26.3 million of pension and OPEB costs (including mark-to-market actuarial losses of $25.9 million) allocated to cost of goods sold in 2012. Pension and OPEB costs included in cost of goods sold for 2012 include a correction of $3.5 million for actuarial gains that relate to 2011. Overall, these factors contributed to our gross profit margin of 35.5% for 2013, down from 35.7% in 2012. Excluding the impact of pension and OPEB mark-to-market actuarial gains and losses, our gross profit margin was 33.7% in 2013 and 36.7% in 2012.
The mark-to-market actuarial gain in 2013 is primarily attributable to: (a) an increase in the weighted-average discount rate for our pension plans to 5.00% from 4.04% to reflect market conditions as of the December 31, 2013 measurement date; (b) the actual return on U.S. pension plan assets of 15.07% was higher than the expected return of 7.25% as a result of overall market and investment portfolio performance; and (c) changes in demographic assumptions related to our pension plans, such as mortality rates, rates of compensation and other factors.
The mark-to-market actuarial loss in 2012 is primarily attributable to: (a) a decrease in the weighted-average discount rate for our pension plans to 4.04% from 5.04% to reflect market conditions as of the December 31, 2012 measurement date, and; (b) changes in demographic assumptions related to our pension plans, such as mortality rates, rates of compensation and other factors. The mark-to-market actuarial loss in 2012 was partially offset by a higher return on pension plan assets in 2012 than was expected, as a result of overall market and investment portfolio performance. The actual return on U.S. pension plans assets was 11.90% versus an expected return of 8.25%.
Selling, General and Administrative Expenses
For the year ended December 31, 2013, our SG&A expenses decreased $150.3 million, or 49%, compared to the year ended December 31, 2012. This decrease was primarily due to favorable pension and OPEB items, lower personnel costs and lower sales commissions partly offset by higher expenses for services. SG&A expenses for 2013 includes approximately $90.5 million of pension and OPEB benefits (including mark-to-market actuarial gains of $96.3 million), as compared to $51.1 million of pension and OPEB costs (including mark-to-market actuarial losses of $49.8 million) in 2012. The mark-to-market actuarial gains and losses in 2013 and 2012, respectively, resulted from the factors as discussed in Gross Profit above. Additionally, pension and OPEB costs included in SG&A for 2012 include a correction of $6.8 million for actuarial gains that relate to 2011.
SG&A expenses for 2012 also include: (a) a gain of $8.1 million resulting from proceeds received in connection with the settlement of litigation (net of legal fees); and (b) an $8 million charitable contribution to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate.
As a percentage of net sales, SG&A expenses were 6.6% for the year ended December 31, 2013, compared to 12.2% for the corresponding period in 2012. Excluding the impact of pension and OPEB mark-to-market actuarial gains and losses, SG&A expenses as a percentage of net sales were 10.6% in 2013 and 10.3% in 2012.

Albemarle Corporation and Subsidiaries

Research and Development Expenses
For the year ended December 31, 2013, our R&D expenses increased $3.3 million, or 4%, from the year ended December 31, 2012, as a result of higher expenses for services. As a percentage of net sales, R&D expenses were 3.4% in 2013, compared to 3.1% in 2012.
Restructuring and Other Charges, Net
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. We recorded charges of $33.4 million ($21.9 million after income taxes) during the year ended December 31, 2013 for termination benefits and other costs related to this workforce reduction plan.
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
Other (Expenses) Income, Net
Other (expenses) income, net, for the year ended December 31, 2013 was $(6.7) million versus $1.2 million for the corresponding 2012 period. This change was due primarily to unfavorable currency impacts compared to the corresponding period in 2012.
Income Tax Expense
The effective income tax rate for 2013 was 25.0% compared to 21.8% for 2012. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate for the 2012 period was impacted by discrete net tax benefit items of $1.0 million related principally to tax planning and the release of various tax reserves for uncertain domestic tax positions due to the expiration of the domestic statute of limitations related to the 2008 tax year, as well as $100.8 million of pre-tax charges ($76.1 million after taxes) associated with our exit of the phosphorus flame retardants business. See Note 19, “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. federal statutory income tax rate to our effective rate for 2013 and 2012.

Albemarle Corporation and Subsidiaries

Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $31.7 million for the year ended December 31, 2013 compared to $38.1 million in the same period last year. This decrease was due primarily to overall lower equity income amounts reported from our Catalyst Solutions segment joint ventures, including unfavorable currency translation impacts of $2.4 million due to a weaker Japanese Yen and Brazilian Real, partly offset by higher equity income amounts reported from our Performance Chemicals segment joint venture Magnifin.
Income from Discontinued Operations
Income from discontinued operations, after income taxes, was $4.1 million for the year ended December 31, 2013, essentially unchanged from the year ended December 31, 2012. Favorable sales volumes and lower variable input costs in these businesses was offset by higher spending and unfavorable pricing trends as compared to the prior year.
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
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $413.2 million for the year ended December 31, 2013, from $311.5 million for the corresponding period of 2012 primarily due to impacts from higher sales volumes of approximately $59.0 million, lower SG&A expenses (including favorable impacts from pension and OPEB items) of approximately $44.0 million, lower restructuring and other charges of approximately $78.0 million, and favorable overall variable input costs of approximately $54.0 million. These impacts were partly offset by lower pricing impacts, including impacts from both volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions (particularly rare earths) and in certain products in our bromine portfolio and Fire Safety Solutions, unfavorable manufacturing costs of approximately $18.0 million (net of favorable impacts from pension and OPEB items), lower equity in net income of unconsolidated investments, higher R&D expenses and unfavorable foreign currency impacts.
Other Comprehensive Income
Total other comprehensive income, net of tax, was $31.3 million in 2013 compared to $24.8 million in 2012. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2013, other comprehensive income, net of tax, from foreign currency translation adjustments was $31.7 million, mainly as a result of favorable movements in the European Union Euro of approximately $42 million, partially offset by unfavorable movements in the Brazilian Real of approximately $14 million. In 2012, other comprehensive income, net of tax, from foreign currency translation adjustments was $28.8 million, mainly as a result of favorable movements in the European Union Euro, British Pound Sterling and Korean Won of approximately $20 million, $12 million and $5 million, respectively, partially offset by unfavorable movements in the Brazilian Real of approximately $9 million.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2013	% of net sales	2012	% of net sales	2013 vs. 2012
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$1,392,664	58.2%	$1,451,247	57.6%	(4)%
Catalyst Solutions	1,001,606	41.8%	1,067,907	42.4%	(6)%
Total net sales	$2,394,270	100.0%	$2,519,154	100.0%	(5)%
Segment operating profit:
Performance Chemicals	$334,275	24.0%	$410,359	28.3%	(19)%
Catalyst Solutions	194,322	19.4%	230,648	21.6%	(16)%
Subtotal	528,597		641,007		(18)%
Equity in net income of unconsolidated investments:
Performance Chemicals	8,875		6,416		38%
Catalyst Solutions	22,854		31,651		(28)%
Total equity in net income of unconsolidated investments	31,729		38,067		(17)%
Net income attributable to noncontrolling interests:
Performance Chemicals	(26,663)		(18,571)		44%
Corporate & other	—		(20)		(100)%
Total net income attributable to noncontrolling interests	(26,663)		(18,591)		43%
Segment income:
Performance Chemicals	316,487	22.7%	398,204	27.4%	(21)%
Catalyst Solutions	217,176	21.7%	262,299	24.6%	(17)%
Total segment income	533,663		660,503		(19)%
Corporate & other	81,439		(129,559)		(163)%
Restructuring and other charges, net	(33,361)		(111,685)		(70)%
Interest and financing expenses	(31,559)		(32,800)		(4)%
Other (expenses) income, net	(6,674)		1,229		*
Income tax expense	(134,445)		(80,433)		67%
Income from discontinued operations (net of tax)	4,108		4,281		(4)%
Net income attributable to Albemarle Corporation	$413,171		$311,536		33%
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

	Year Ended December 31,
	2013	2012
	(In thousands)
Total segment operating profit	$528,597	$641,007
Add (less):
Corporate & other(a)	81,439	(129,539)
Restructuring and other charges, net	(33,361)	(111,685)
GAAP Operating profit	$576,675	$399,783

Total segment income	$533,663	$660,503
Add (less):
Corporate & other	81,439	(129,559)
Restructuring and other charges, net	(33,361)	(111,685)
Interest and financing expenses	(31,559)	(32,800)
Other (expenses) income, net	(6,674)	1,229
Income tax expense	(134,445)	(80,433)
Income from discontinued operations (net of tax)	4,108	4,281
GAAP Net income attributable to Albemarle Corporation	$413,171	$311,536

(a)	Excludes corporate noncontrolling interest adjustments of $(20) for the year ended December 31, 2012.

Performance Chemicals
Performance Chemicals segment net sales for the year ended December 31, 2013 were $1.39 billion, down $58.6 million, or 4%, in comparison to the same period in 2012. The decrease was driven mainly by our mid-year 2012 exit of the phosphorus flame retardants business, an impact of $33.6 million, or 2%, and lower pricing due to market conditions of 4% mainly in Fire Safety Solutions and Specialty Chemicals. Other impacts included favorable volumes of 1% due to market demand, mainly in Fire Safety Solutions and Specialty Chemicals partly offset by lower Fine Chemistry Services volumes, and unfavorable currency impacts of approximately $5.0 million, mainly from the weaker Japanese yen (partly offset by favorable impacts from the European Union Euro). Segment income for Performance Chemicals was down 21%, or $81.7 million, to $316.5 million for the year ended 2013 compared to 2012, as a result of lower pricing due to market conditions of approximately $58.0 million, mainly in Fire Safety Solutions and Specialty Chemicals, higher variable input costs of natural gas and certain raw materials of approximately $7.0 million, higher manufacturing and SG&A costs of approximately $27.0 million, and unfavorable currency impacts of approximately $7.5 million mainly due to the weaker Japanese yen. Also contributing to the decrease were delays in product launches in our Fine Chemistry Services businesses and unfavorable volumes in our agricultural intermediates business due to market demand of approximately $4.0 million, and $8.1 million in higher net income attributable to noncontrolling interests associated with a contractual reduction in our share of profits at our Jordan joint venture. These were partly offset by favorable volume impacts of approximately $23.0 million from increased demand in Fire Safety Solutions and favorable equity in net income from our unconsolidated investment in Magnifin.
Catalyst Solutions
Catalyst Solutions segment net sales for the year ended December 31, 2013 were $1.0 billion, a decrease of $66.3 million, or 6%, compared to the year ended December 31, 2012. This decrease was due mainly to unfavorable pricing on lower metals

Albemarle Corporation and Subsidiaries

surcharges in Refinery Catalyst Solutions of approximately $100.0 million, and lower pricing and volumes in Performance Catalyst Solutions of approximately $16.0 million due to the overall balance of demand and supply, partly offset by favorable volume impacts of approximately $43.0 million due to stronger market demand in Refinery Catalyst Solutions. Catalyst Solutions segment income decreased 17%, or $45.1 million, to $217.2 million for the year ended December 31, 2013 in comparison to the corresponding period of 2012. This decrease was due primarily to net unfavorable pricing impacts of approximately $50.0 million, mainly from volatility in metals surcharges and related cost impacts in Refinery Catalyst Solutions, unfavorable manufacturing costs of approximately $16.0 million, unfavorable currency impacts of approximately $6.0 million, mainly from the weaker Japanese yen, and $6.4 million lower equity in net income of unconsolidated investments. These were partly offset by favorable volume impacts of approximately $31.0 million mainly in Refinery Catalysts Solutions.
Corporate and other
For the year ended December 31, 2013, Corporate and other income was $81.4 million compared to Corporate and other expense of $129.6 million for the corresponding period in 2012. This improvement was primarily due to favorable pension and OPEB plan impacts of approximately $211 million. Corporate and other income for 2013 includes $143.1 million of pension and OPEB benefits (including mark-to market actuarial gains) compared to $68.0 million of pension and OPEB costs in 2012. Pension and OPEB costs included in Corporate and other for 2012 include a correction of $10.3 million (comprised of $3.5 million in cost of goods sold and $6.8 million in SG&A) for actuarial gains that relate to 2011.
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
Income Taxes. We assume the deductibility of certain costs in our income tax filings, and we estimate the future recovery of deferred tax assets, uncertain tax positions, and indefinite investment assertions.
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
Revenue Recognition
We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with authoritative accounting guidance. We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Significant portions of our sales are sold free on board shipping point or on an equivalent basis, and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts. Where the Company incurs pre-production design and development costs under long-term supply contracts, these costs are expensed where they relate to the products sold unless contractual guarantees for reimbursement exist. Conversely, these costs are capitalized if they pertain to equipment that we will own and use in producing the products to be supplied and expect to utilize for future revenue generating activities.

Albemarle Corporation and Subsidiaries

Goodwill and Other Intangible Assets
We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance which requires goodwill and indefinite-lived intangible assets to not be amortized.
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2014 and concluded there was no impairment as of that date.
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 11, “Goodwill and Other Intangibles” to our consolidated financial statements included in Part II, Item 8 of this report.
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

•	Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Mortality Assumptions—Assumptions about life expectancy of plan participants are used in the measurement of related plan obligations.
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
During 2014, we made changes to the assumptions related to the discount rate and mortality scales. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2014, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2014 measurement date.
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

Albemarle Corporation and Subsidiaries

rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
At December 31, 2014, the weighted-average discount rate was decreased for the pension plans from 5.00% to 4.03% and for the OPEB plans from 5.03% to 4.15% to reflect market conditions as of the December 31, 2014 measurement date.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2014 and 2013, the weighted-average expected rate of return on domestic pension plan assets was 6.91% and 7.25%, respectively. The weighted-average expected rate of return on U.S. pension plan assets is 6.89% effective January 1, 2015. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2014 and 2013. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2015. Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004 and benefit accruals were frozen effective December 31, 2014. We adopted a defined contribution pension plan for U.S. employees hired after March 31, 2004 which was expanded to include all non-represented employees effective January 1, 2013.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2014, the assumed weighted-average rate of compensation increase changed to 3.40% from 2.78% for the pension plans. The assumed weighted-average rate of compensation increase was 3.50% for the OPEB plans at December 31, 2014 and 2013.
In October 2014, the Society of Actuaries published updated mortality tables which reflect increased life expectancy. We revised our mortality assumptions to incorporate the new set of mortality tables issued by the Society of Actuaries for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2014.
At December 31, 2014, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(78,828)	$(83,161)	$96,139	$100,150
Other postretirement benefits	$(6,272)	$(6,006)	$7,735	$7,395
Expected return on plan assets:
Pension	*	$(5,907)	*	$5,907
Other postretirement benefits	*	$(19)	*	$19

* Not applicable.

Of the $612.1 million total pension and postretirement assets at December 31, 2014, $80.7 million, or approximately 13%, are measured using significant unobservable inputs (Level 3). Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 18, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Part II, Item 8 of this report.

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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by tax authorities for years prior to 2011 since the Internal Revenue Service (“IRS”) has completed a review of our income tax returns through 2007 and our statute of limitations has expired for 2008 through 2010. In 2014, the IRS commenced an audit of 2011 through 2012. We also are no longer subject to any U.S. state income tax audits prior to 2010.
With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2006. During 2014, the German tax authorities continued the audit of two of our German subsidiaries for 2006 through 2009 that began in 2011. Additionally, we received notification from the Korean tax authorities of an audit to commence in 2015 for years 2011 through 2013 for one of our Korean subsidiaries. In January of 2015, we received notification from the Belgium tax authorities of an audit for 2012 through 2013 of one of our Belgium subsidiaries. During 2013, the Chinese tax authorities completed an audit of one of our Chinese subsidiaries for 2006 through 2010 that began in 2011. No significant tax was assessed as a result of the completed audits.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.7 million as a result of closure of tax statutes.
We have designated the undistributed earnings of substantially all of our foreign operations as indefinitely invested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits (“E&P”) principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested.
Stock-based Compensation Expense
The fair value of restricted stock awards, restricted stock unit awards and performance unit awards with a service condition are determined based on the number of shares or units granted and the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of performance unit awards with a service and a market condition are estimated on the date of grant using a Monte Carlo simulation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, restricted stock unit awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.

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

Financial Condition and Liquidity
Overview
The principal uses of cash in our business generally have been capital investments, funding working capital, acquisitions and repayment of debt. We also make contributions to our U.S. defined benefit pension plans, pay dividends to our shareholders and repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.
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
Cash Flow
Our cash and cash equivalents were $2.5 billion at December 31, 2014 as compared to $477.2 million at December 31, 2013. Cash provided by operating activities was $492.6 million, $432.9 million and $488.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.
The increase in cash provided by operating activities in 2014 versus 2013 was primarily due to a decrease in accounts receivable and higher dividends received from unconsolidated investments in 2014, partially offset by a decrease in accrued expenses. The decrease in cash provided by operating activities in 2013 versus 2012 was primarily due to a decrease in gross profit from our businesses due mainly to overall unfavorable pricing impacts, unfavorable currency impacts mainly from a weaker Japanese yen, and higher manufacturing costs. These were partly offset by favorable impacts from lower variable input costs and favorable overall volumes. The unfavorable impact on cash flow due to lower gross profit was partly offset by lower contributions to our defined benefit pension and OPEB plans in 2013. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our supplemental executive retirement plan (“SERP”) in connection with the retirement of our former CEO and executive chairman.
During 2014, cash on hand and cash provided by operations funded payments of $150.0 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $110.6 million, dividends to shareholders of $84.1 million, $33.4 million for the settlement of a forward starting interest rate swap, debt financing costs of $17.6 million and pension and postretirement contributions of $13.9 million. Also during 2014, our consolidated joint venture, JBC, paid a dividend of approximately $51 million, which resulted in a dividend to noncontrolling interests of $15.5 million. Additionally, in the third quarter of 2014 we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets for net proceeds of $104.7 million and a receivable of $7.6 million, which was collected in the first quarter of 2015. In the fourth quarter of 2014 we issued a series of new senior notes totaling approximately $1.9 billion, as further described in Long-Term Debt below. During 2013, proceeds from borrowings net of repayments, cash on hand and cash provided by operations funded payments of $582.3 million for repurchases of our common stock, capital expenditures for plant, machinery and equipment of $155.3

Albemarle Corporation and Subsidiaries

million, dividends to shareholders of $78.1 million and pension and postretirement contributions of $13.3 million. Also during 2013, our consolidated joint venture, JBC, paid a dividend of approximately $38 million, which resulted in a dividend to noncontrolling interests of $10.0 million. In 2012, cash on hand and cash from operations funded capital expenditures for plant, machinery and equipment of $280.9 million, advances to joint ventures of $25.0 million, repayments of debt, net of borrowings, of $63.8 million, repurchases of shares of our common stock of $63.6 million, dividends to shareholders of $69.1 million and $9.1 million in withholding taxes paid on stock-based compensation amounts distributed during the period.
Net current assets increased to approximately $2.21 billion at December 31, 2014 from $1.05 billion at December 31, 2013. The increase in net current assets was due primarily to higher cash on hand at December 31, 2014 in connection with the issuance of new senior notes in 2014, partially offset by the reclassification of our commercial paper notes and 5.10% senior notes from Long-term debt to Current portion of long-term debt in 2014. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures were $110.6 million, $155.3 million and $280.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were incurred mainly for plant machinery and equipment. We expect our capital expenditures to approximate $235 million in 2015 for capacity increases, cost reduction and continuity of operations projects.
We made contributions to our defined benefit pension and OPEB plans of $13.9 million, $13.3 million and $21.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our SERP in connection with the retirement of our former CEO and executive chairman.
On February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under its existing share repurchase program to 15 million from 3.9 million shares that remained outstanding under the program as of December 31, 2012. During 2014, 2013 and 2012 we repurchased approximately 2.2 million shares, 9.2 million shares and 1.1 million shares of our common stock, respectively, pursuant to the terms of our Board authorized share repurchase program. All of the shares repurchased in 2014 and approximately 7.1 million of the shares repurchased in 2013 were also repurchased pursuant to the terms of accelerated share repurchase agreements with major financial institutions. As of December 31, 2014, we had no accelerated share repurchase agreements outstanding.
On February 24, 2015, we increased our quarterly dividend rate to $0.29 per share, a 5% increase from the quarterly rate of $0.275 per share paid in 2014.
During 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $20.5 million for contract termination and volume commitments. Additionally, we have recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $15.5 million. We expect to realize annual savings of up to $3 million as a result of this capacity reduction, beginning within the next two years.
Also during 2014, we incurred $23.6 million of acquisition and integration related costs in connection with the acquisition of Rockwood and $6.6 million of acquisition-related costs in connection with other significant projects. We currently anticipate incurring additional acquisition and integration related costs of approximately $200 million over the next two years in connection with the acquisition of Rockwood; actual results may differ from this estimate.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time.
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and

Albemarle Corporation and Subsidiaries

other costs related to this workforce reduction plan. Payments under this workforce reduction plan were substantially completed in 2014.
In 2012, we recorded net charges amounting to $100.8 million ($76.1 million after income taxes) in connection with our exit of the phosphorus flame retardants business. We began to realize favorable profit impacts from this program in the fourth quarter of 2012.
At December 31, 2014 and December 31, 2013, our cash and cash equivalents included $558.7 million and $388.3 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2014, 2013 and 2012, we repatriated approximately $10.0 million, $7.2 million and $70.6 million in cash, respectively, as part of these foreign cash repatriation activities. In late December 2014, Albemarle commenced the implementation of its plans to access internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the Merger. The structure implemented did not impact the indefinite investment assertion of Albemarle as no taxes were triggered in the movements of Albemarle’s cash.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we are optimistic that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided by operations and cash on hand, with additional cash needed, if any, provided by borrowings. The amount and timing of any additional borrowings will depend on our specific cash requirements.
Long-Term Debt
In the fourth quarter of 2014, we issued a series of senior notes (collectively, the “2014 Senior Notes”) as follows:

•
€700.0 million aggregate principal amount of senior notes, issued on December 8, 2014, bearing interest at a rate of 1.875% payable annually on December 8 of each year, beginning in 2015. These senior notes mature on December 8, 2021.

•
$250.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 3.00% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. These senior notes mature on December 1, 2019.

•
$425.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 4.15% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. These senior notes mature on December 1, 2024.

•
$350.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 5.45% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. These senior notes mature on December 1, 2044.

We also have outstanding $350.0 million of 4.50% senior notes due in 2020.
Our senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding. The senior notes are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each senior note outstanding has terms that allow us to redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the comparable government rate (as defined in the indentures governing the senior notes) plus between 25 and 40 basis points, depending on the note, plus, in each case, accrued interest thereon to the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. The senior notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.

Albemarle Corporation and Subsidiaries

Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005 and bearing interest at a rate of 5.10%, matured and were repaid on February 1, 2015. As a result of the refinancing of these senior notes prior to December 31, 2014, these senior notes were included in Current portion of long-term debt at December 31, 2014.
In anticipation of refinancing our 5.10% senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge was to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we will pay in connection with our 4.15% senior notes. The notional amount of the swap was $325.0 million and the fixed rate was 3.281%, with the cash settlement determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date the swap was settled (October 15, 2014). This derivative financial instrument was designated accounted for as a cash flow hedge under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. We determined there was no ineffectiveness during the term of the swap. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million. This amount was recorded in Accumulated other comprehensive (loss) income and is being amortized to interest expense over the life of the 4.15% senior notes.
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (hereinafter referred to as the February 2014 Credit Agreement) matures on February 7, 2019 and replaced our previous $750.0 million amended and restated credit agreement dated as of September 22, 2011. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from S&P and Moody’s. The applicable margin on the facility was 1.300% as of December 31, 2014.
Borrowings under the February 2014 Credit Agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (b) with the exception of certain liens as specified in the agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 Credit Agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (c) with the exception of certain indebtedness as specified in the agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement.
On August 15, 2014, certain amendments were made to the February 2014 Credit Agreement which include the following: (a) an increase in the maximum leverage ratio (as described above) from 3.50 to 4.50 for the first four quarters following the completion of the acquisition of Rockwood, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50; (b) modification of the indebtedness covenant to permit the incurrence of indebtedness represented by Rockwood’s former senior notes due in 2020; and (c) requiring subsidiaries of Albemarle that guarantee Rockwood’s former senior notes or that guarantee the 2014 Senior Notes to also guarantee the February 2014 Credit Agreement.
On December 22, 2014, the February 2014 Credit Agreement was further amended to provide for, among other things, an increase in the aggregate commitments under the facility to $1.0 billion. As of December 31, 2014, there were no borrowings outstanding under the February 2014 Credit Agreement.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2014, we had $367.2 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.79% and a weighted-average maturity of 25 days. In order to maintain flexibility with regard to our liquidity strategy, in the second quarter of 2014 the Commercial Paper Notes were reclassified from Long-term debt to Current portion of long-term debt.

Albemarle Corporation and Subsidiaries

On August 15, 2014, we entered into a term loan credit agreement (the “Term Loan”) providing for a tranche of senior unsecured term loans in an aggregate amount of $1.0 billion. Amounts borrowed under the Term Loan were used to fund a portion of the cash consideration payable in connection with the acquisition of Rockwood and pay related fees and expenses. Borrowings bear interest at variable rates based on an average LIBOR for deposits in dollars plus an applicable margin which ranges from 1.125% to 2.000%, depending on our credit rating from S&P and Moody’s. As of December 31, 2014, the applicable margin over LIBOR was 1.500%. Term Loan borrowings will be guaranteed by the subsidiaries of Albemarle that guarantee Rockwood’s former senior notes or that guarantee the 2014 Senior Notes. The Term Loan matures 364 days following the date of funding, which occurred on January 12, 2015. Borrowings are conditioned upon compliance with one financial covenant which requires that our maximum leverage ratio must be less than or equal to 4.50 times consolidated adjusted EBITDA as of the end of any fiscal quarter. As of December 31, 2014, there were no borrowings outstanding under the Term Loan.
On December 2, 2014, we entered into a new senior unsecured credit facility (the “Cash Bridge Facility”) pursuant to which the lenders thereunder provided for up to $1.15 billion in loans. The Cash Bridge Facility is guaranteed by each of the Company’s subsidiaries that guarantee the February 2014 Credit Agreement. Amounts borrowed under the Cash Bridge Facility were used to fund a portion of the cash consideration payable in connection with the acquisition of Rockwood and pay related fees and expenses, and mature 60 days following the completion of Rockwood acquisition. The interest rate on amounts outstanding will be either (a) LIBOR, or (b) an alternate base rate (defined as the highest of (i) Bank of America’s prime rate, (ii) the Federal Funds rate plus 0.50% and (iii) a daily rate equal to one-month LIBOR plus 1.00%), plus, in each case, an applicable margin based on our credit rating. Structuring and underwriting fees of approximately $19.0 million were paid in 2014 in connection with the bridge facilities. As of December 31, 2014, there were no borrowings outstanding under the Cash Bridge Facility.
The non-current portion of our long-term debt amounted to $2.2 billion at December 31, 2014, compared to $1.1 billion at December 31, 2013. The increase is attributable to the issuance of the 2014 Senior Notes, partially offset by the reclassification of the Commercial Paper Notes to Current portion of long-term debt. In addition, at December 31, 2014, we had the ability to borrow $632.8 million under our commercial paper program and the February 2014 Credit Agreement, and $212.4 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2014 we were, and currently are, in compliance with all of our debt covenants.
On January 12, 2015, we completed the acquisition of Rockwood for a purchase price of approximately $5.6 billion, comprised of approximately $3.6 billion in cash consideration and approximately $2.0 billion in equity consideration, with Rockwood becoming a wholly-owned subsidiary of Albemarle. The cash consideration was funded with proceeds from our 2014 Senior Notes and borrowings of $1.0 billion under the Term Loan, $800.0 million under the Cash Bridge Facility and $250.0 million under the February 2014 Credit Agreement. In January 2015, the Cash Bridge Facility was repaid in full and repayments totaling $816.5 million were made under the Term Loan. In February 2015, the remaining balance outstanding under the Term Loan was repaid in full, and amounts borrowed under the February 2014 Credit Agreement in connection with the acquisition ($250.0 million) were also repaid in full. Such repayments were made with a combination of existing cash, cash acquired from Rockwood, cash from operations and borrowings under our commercial paper program.

Upon the completion of the Rockwood acquisition, we assumed Rockwood’s 4.625% senior notes due 2020, which had an outstanding balance of approximately $1.2 billion at the date of closing.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $30.1 million at December 31, 2014. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Other Obligations
The following table summarizes our contractual obligations for capital projects, various take or pay and throughput agreements, long-term debt, operating leases and other commitments as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations(a)	$711,096	$42	$45	$—	$258,280	$1,975,920
Expected interest payments on long-term debt obligations(b)	77,805	76,376	76,371	76,371	75,746	610,861
Operating lease obligations (rental)	8,045	5,674	4,638	2,551	2,029	4,036
Take or pay / throughput agreements(c)	29,433	11,722	6,346	1,818	1,635	4,394
Letters of credit and guarantees	17,774	3,528	4,011	1,187	14	3,629
Capital projects	24,292	—	—	—	—	—
Total	$868,445	$97,342	$91,411	$81,927	$337,704	$2,598,840

(a)
Amounts due in 2015 include short-term commercial paper borrowings and our 5.10% senior notes which matured and were repaid on February 1, 2015. On January 12, 2015, in connection with the completion of the acquisition of Rockwood, we borrowed $1.0 billion under the Term Loan, $800.0 million under the Cash Bridge Facility and $250.0 million under the February 2014 Credit Agreement, which are not included in the above table. In January 2015, the Cash Bridge Facility was repaid in full and repayments totaling $816.5 million were made under the Term Loan. In February 2015, the remaining balance outstanding under the Term Loan was repaid in full, and amounts borrowed under the February 2014 Credit Agreement in connection with the acquisition ($250.0 million) were also repaid in full. Such repayments were made with a combination of existing cash, cash acquired from Rockwood, cash from operations and borrowings under our commercial paper program.

(b)	Interest on our fixed rate borrowings was calculated based on the stated rates of such borrowings. A weighted average interest rate of 0.80% was used for our remaining long-term debt obligations.

(c)
These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

The contractual obligation at December 31, 2014 to purchase Rockwood plus the assumption of Rockwood’s debt and other obligations has been omitted from the above table. The acquisition was completed on January 12, 2015.
Amounts in the table above exclude required employer pension contributions. Contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, are expected to approximate $5 million in 2015. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $10.0 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2014.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $25.3 million and $29.8 million at December 31, 2014 and 2013, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $22.1 million and $25.7 million at December 31, 2014 and 2013, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
Liquidity Outlook
We anticipate that cash on hand, cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the foreseeable future. With the acquisition of Rockwood now being closed, our main focus over the next 18 to 24 months, in terms of uses of cash, will be deleveraging to restore our borrowings to more normal levels. However, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
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

Albemarle Corporation and Subsidiaries

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
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2019, we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $2.5 billion as of December 31, 2014, of which $558.7 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. With the exception of the cash that was used to (a) fund the cash portion of the Merger consideration and (b) repay our 5.10% senior notes, substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Our environmental and safety operating costs charged to expense were $35.7 million, $44.0 million and $39.0 million in 2014, 2013 and 2012, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2014 totaled approximately $9.2 million, a decrease of $7.4 million from $16.6 million at December 31, 2013. See Note 16, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2014, 2013 and 2012.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $15.2 million, $14.1 million and $25.4 million in 2014, 2013 and 2012, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Albemarle Corporation and Subsidiaries

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires entities that have obligations resulting from joint and several liability arrangements and for which the total amount is fixed at the reporting date to measure such obligations as the sum of (a) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature, amount and any other relevant information about such obligations. These amendments became effective on January 1, 2014 and had no impact on our consolidated financial statements.
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
In April 2014, the FASB issued accounting guidance that changes the criteria for reporting discontinued operations and modifies related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modifies the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements become effective for public entities in annual periods beginning on or after December 15, 2014 and interim periods within those years. The impact of these new requirements is dependent on the nature of dispositions, if any, after adoption.
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
In June 2014, the FASB issued accounting guidance which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The accounting guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. We do not expect this guidance to have a significant impact on our financial statements.
In February 2015, the FASB issued accounting guidance that changes the analysis that reporting entities must perform to determine whether certain types of legal entities should be consolidated. Specifically, the amendments affect (a) limited partnerships and similar legal entities; (b) the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (c) certain investment funds. These

Albemarle Corporation and Subsidiaries

amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are assessing the impact of these amendments on our financial statements.

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
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use, from time to time, of foreign currency forward contracts. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes.
The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are intended to offset the changes in the value of the underlying exposures being hedged. Unless otherwise noted, gains and losses on foreign currency forward contracts are recognized currently in income, and generally do not have a significant impact on results of operations.
At December 31, 2014, our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $479.9 million and with a fair value representing a net asset position of $0.6 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2014, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $27.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $21.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2014, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
On December 18, 2014, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in accumulated other comprehensive (loss) income.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $392.3 million and $397.9 million outstanding at December 31, 2014 and 2013, respectively. These borrowings represented 13% and 37% of total outstanding debt and bore average interest rates of 0.82% and 0.30% at December 31, 2014 and 2013, respectively. A hypothetical 10% increase (approximately 8 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of December 31, 2014. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV	/S/ SCOTT A. TOZIER

Luther C. Kissam IV	Scott A. Tozier
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer
(principal executive officer)	(principal financial officer)
February 27, 2015	February 27, 2015

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Albemarle Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2015

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,489,768	$477,239
Trade accounts receivable, less allowance for doubtful accounts (2014—$1,563; 2013—$1,614)	385,212	446,864
Other accounts receivable	49,423	45,094
Inventories:
Finished goods	262,769	340,863
Raw materials	53,152	47,784
Stores, supplies and other	42,440	47,402
	358,361	436,049
Other current assets	66,086	77,669
Total current assets	3,348,850	1,482,915
Property, plant and equipment, at cost	2,620,670	2,972,084
Less accumulated depreciation and amortization	1,388,802	1,615,015
Net property, plant and equipment	1,231,868	1,357,069
Investments	194,042	212,178
Other assets	160,956	160,229
Goodwill	243,262	284,203
Other intangibles, net of amortization	44,125	88,203
Total assets	$5,223,103	$3,584,797
Liabilities and Equity
Current liabilities:
Accounts payable	$231,705	$208,181
Accrued expenses	166,174	176,416
Current portion of long-term debt	711,096	24,554
Dividends payable	21,458	19,197
Income taxes payable	9,453	8,015
Total current liabilities	1,139,886	436,363
Long-term debt	2,223,035	1,054,310
Postretirement benefits	56,424	53,903
Pension benefits	170,534	57,647
Other noncurrent liabilities	87,705	110,610
Deferred income taxes	56,884	129,188
Commitments and contingencies (Note 16)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 78,031 in 2014 and 80,053 in 2013	780	801
Additional paid-in capital	10,447	9,957
Accumulated other comprehensive (loss) income	(62,413)	116,245
Retained earnings	1,410,651	1,500,358
Total Albemarle Corporation shareholders’ equity	1,359,465	1,627,361
Noncontrolling interests	129,170	115,415
Total equity	1,488,635	1,742,776
Total liabilities and equity	$5,223,103	$3,584,797

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2014	2013	2012
Net sales	$2,445,548	$2,394,270	$2,519,154
Cost of goods sold	1,674,700	1,543,799	1,620,311
Gross profit	770,848	850,471	898,843
Selling, general and administrative expenses	355,135	158,189	308,456
Research and development expenses	88,310	82,246	78,919
Restructuring and other charges, net (Note 20)	25,947	33,361	111,685
Acquisition and integration related costs (Note 23)	30,158	—	—
Operating profit	271,298	576,675	399,783
Interest and financing expenses	(41,358)	(31,559)	(32,800)
Other (expenses) income, net	(16,761)	(6,674)	1,229
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	213,179	538,442	368,212
Income tax expense	18,484	134,445	80,433
Income from continuing operations before equity in net income of unconsolidated investments	194,695	403,997	287,779
Equity in net income of unconsolidated investments (net of tax)	35,742	31,729	38,067
Net income from continuing operations	230,437	435,726	325,846
(Loss) income from discontinued operations (net of tax)	(69,531)	4,108	4,281
Net income	160,906	439,834	330,127
Net income attributable to noncontrolling interests	(27,590)	(26,663)	(18,591)
Net income attributable to Albemarle Corporation	$133,316	$413,171	$311,536
Basic earnings (loss) per share:
Continuing operations	$2.57	$4.88	$3.44
Discontinued operations	(0.88)	0.05	0.05
	$1.69	$4.93	$3.49
Diluted earnings (loss) per share:
Continuing operations	$2.57	$4.85	$3.42
Discontinued operations	(0.88)	0.05	0.05
	$1.69	$4.90	$3.47
Weighted-average common shares outstanding—basic	78,696	83,839	89,189
Weighted-average common shares outstanding—diluted	79,102	84,322	89,884
Cash dividends declared per share of common stock	$1.10	$0.96	$0.80
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)
Year Ended December 31	2014	2013	2012
Net income	$160,906	$439,834	$330,127
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(168,809)	31,704	28,769
Pension and postretirement benefits	(487)	(502)	(4,071)
Net investment hedge	11,384	—	—
Interest rate swap	(20,962)	—	—
Other	136	135	134
Total other comprehensive (loss) income, net of tax	(178,738)	31,337	24,832
Comprehensive (loss) income	(17,832)	471,171	354,959
Comprehensive income attributable to noncontrolling interests	(27,510)	(27,019)	(18,488)
Comprehensive (loss) income attributable to Albemarle Corporation	$(45,342)	$444,152	$336,471
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2012	88,841,240	$888	$15,194	$60,329	$1,514,866	$1,591,277	$87,550	$1,678,827
Net income for 2012					311,536	311,536	18,591	330,127
Other comprehensive income (loss)				24,935		24,935	(103)	24,832
Cash dividends declared for 2012					(71,347)	(71,347)	(7,628)	(78,975)
Stock-based compensation and other			13,939			13,939		13,939
Exercise of stock options	949,170	9	21,139			21,148		21,148
Shares repurchased	(1,092,767)	(11)	(53,193)		(10,371)	(63,575)		(63,575)
Tax benefit related to stock plans			14,809			14,809		14,809
Issuance of common stock, net	341,620	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(140,054)	(1)	(9,123)			(9,124)		(9,124)
Balance at December 31, 2012	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income for 2013					413,171	413,171	26,663	439,834
Other comprehensive income				30,981		30,981	356	31,337
Cash dividends declared for 2013					(79,833)	(79,833)	(10,014)	(89,847)
Stock-based compensation and other			9,072			9,072		9,072
Exercise of stock options	191,732	2	5,551			5,553		5,553
Shares repurchased	(9,198,056)	(92)	(4,542)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock plans			3,266			3,266		3,266
Issuance of common stock, net	256,834	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(96,877)	(1)	(6,148)			(6,149)		(6,149)
Balance at December 31, 2013	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income for 2014					133,316	133,316	27,590	160,906
Other comprehensive loss				(178,658)		(178,658)	(80)	(178,738)
Cash dividends declared for 2014					(86,364)	(86,364)	(15,535)	(101,899)
Noncontrolling interests’ share of contributed capital in subsidiary						—	1,780	1,780
Stock-based compensation and other			13,556			13,556		13,556
Exercise of stock options	77,546	1	2,712			2,713		2,713
Shares repurchased	(2,190,254)	(22)	(13,319)		(136,659)	(150,000)		(150,000)
Tax benefit related to stock plans			826			826		826
Issuance of common stock, net	141,937	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(51,547)	(1)	(3,284)			(3,285)		(3,285)
Balance at December 31, 2014	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2014	2013	2012
Cash and cash equivalents at beginning of year	$477,239	$477,696	$469,416
Cash flows from operating activities:
Net income	160,906	439,834	330,127
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	103,572	107,370	99,020
Write-offs associated with restructuring and other	6,333	—	61,809
Loss on disposal of businesses	85,515	—	—
Stock-based compensation	14,267	10,164	15,211
Excess tax benefits realized from stock-based compensation arrangements	(826)	(3,266)	(14,809)
Equity in net income of unconsolidated investments (net of tax)	(35,742)	(31,729)	(38,067)
Dividends received from unconsolidated investments and nonmarketable securities	40,688	21,632	26,908
Pension and postretirement expense (benefit)	133,681	(132,707)	77,442
Pension and postretirement contributions	(13,916)	(13,294)	(21,610)
Unrealized gain on investments in marketable securities	(825)	(3,681)	(1,872)
Deferred income taxes	(64,947)	64,865	(14,587)
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
Decrease (increase) in accounts receivable	36,221	(65,906)	(25,992)
(Increase) decrease in inventories	(6,486)	(1,810)	7,364
Decrease (increase) in other current assets excluding deferred income taxes	5,809	5,261	(19,590)
Increase (decrease) in accounts payable	28,296	19,267	(11,473)
(Decrease) increase in accrued expenses and income taxes payable	(6,680)	12,185	1,981
Other, net	6,743	4,674	16,904
Net cash provided by operating activities	492,609	432,859	488,766
Cash flows from investing activities:
Capital expenditures	(110,576)	(155,346)	(280,873)
Cash payments related to acquisitions and other	—	(2,565)	(3,360)
Cash proceeds from divestitures, net	104,718	—	9,646
Payment for settlement of interest rate swap	(33,425)	—	—
Sales of (investments in) marketable securities, net	649	169	(1,615)
Long-term advances to joint ventures	(7,499)	—	(24,959)
Net cash used in investing activities	(46,133)	(157,742)	(301,161)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,888,197	—	—
Proceeds from borrowings of other long-term debt	—	117,000	—
Repayments of long-term debt	(6,017)	(135,733)	(14,390)
Other (repayments) borrowings, net	(5,825)	398,544	(49,421)
Dividends paid to shareholders	(84,102)	(78,107)	(69,113)
Dividends paid to noncontrolling interests	(15,535)	(10,014)	(7,628)
Repurchases of common stock	(150,000)	(582,298)	(63,575)
Proceeds from exercise of stock options	2,713	5,553	21,148
Excess tax benefits realized from stock-based compensation arrangements	826	3,266	14,809
Withholding taxes paid on stock-based compensation award distributions	(3,284)	(6,149)	(9,124)
Debt financing costs	(17,644)	(108)	—
Net cash provided by (used in) financing activities	1,609,329	(288,046)	(177,294)
Net effect of foreign exchange on cash and cash equivalents	(43,276)	12,472	(2,031)
Increase (decrease) in cash and cash equivalents	2,012,529	(457)	8,280
Cash and cash equivalents at end of year	$2,489,768	$477,239	$477,696

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
Organizational Realignment
Effective January 1, 2014, the Company’s assets and businesses were realigned under two operating segments. The Performance Chemicals segment includes the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product categories, and the Catalyst Solutions segment includes the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories. Throughout this document, including these consolidated financial statements and related footnotes, current and prior year financial information is presented as if there were only two reporting segments for all periods presented.
Discontinued Operations
Long-lived assets and asset groups are classified as held for sale and reported as discontinued operations in the periods in which the specific criteria are met in accordance with applicable accounting standards.
On September 1, 2014, the Company closed the sale of its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. and, as such, the financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income and excluded from segment results for all periods presented. See Note 2, “Discontinued Operations” for additional information.
Estimates, Assumptions and Reclassifications
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.
Revenue Recognition
We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with authoritative accounting guidance. We recognize net sales as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Significant portions of our sales are sold free on board shipping point or on an equivalent basis, and other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices. We recognize revenue from services when performance of the services has been completed. We have a limited amount of consignment sales that are billed to the customer upon monthly notification of amounts used by the customers under these contracts. Where the Company incurs pre-production design and development costs under long-term supply contracts, these costs are expensed where they relate to the products sold unless contractual guarantees for reimbursement exist. Conversely, these costs are capitalized if they pertain to equipment that we will own and use in producing the products to be supplied and expect to utilize for future revenue generating activities.
Performance and Life Cycle Guarantees
We provide customers certain performance guarantees and life cycle guarantees. These guarantees entitle the customer to claim compensation if the product does not conform to performance standards originally agreed upon. Performance guarantees relate to minimum technical specifications that products produced with the delivered product must meet, such as yield and product quality. Life cycle guarantees relate to minimum periods for which performance of the delivered product is guaranteed. When either performance guarantees or life cycle guarantees are contractually agreed upon, an assessment of the appropriate revenue recognition treatment is evaluated. When testing or modeling of historical results predict that the performance or life cycle criteria will be satisfied, revenue is recognized in accordance with shipping terms at the time of delivery. When testing or modeling of historical results predict that the performance or life cycle criteria may not be satisfied, we bill the customer upon

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

shipment and defer the related revenue and cost associated with these products. These deferrals are released to earnings when the contractual period expires, and are generally not significant.
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
The Company records depreciation and amortization in its consolidated statements of income primarily in Cost of goods sold, with minor amounts also recorded in Selling, general and administrative expenses and Research and development expenses depending on the functional utilization of the related assets. Depreciation is computed by the straight-line method based on the estimated useful lives of the assets. We have a policy where our internal engineering group provides asset life guidelines for book purposes. These guidelines are reviewed against the economic life of the business for each project and asset life is determined as the lesser of the manufacturing life or the “business” life. The engineering guidelines are reviewed periodically.
We evaluate historical and expected undiscounted operating cash flows of our reporting units to determine the future recoverability of any property, plant and equipment recorded. Property, plant and equipment is re-evaluated whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Research and Development Expenses
Our research and development expenses related to present and future products are expensed as incurred. These expenses consist primarily of personnel-related costs and other overheads, as well as outside service and consulting costs incurred for specific programs. Our U.S. facilities in Michigan, Pennsylvania, Texas and Louisiana and our global facilities in the Netherlands, Germany, Belgium, China and Korea form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.
Goodwill and Other Intangible Assets
We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance that requires that goodwill and indefinite-lived intangible assets not be amortized.
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions for sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions and other economic or market related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to our company, and therefore, are beyond our control. We test our recorded goodwill balances for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2014 and concluded there was no impairment as of that date.
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names are amortized over their estimated useful lives, generally for periods ranging from five to twenty-five years. We continually evaluate the reasonableness of the useful lives of these assets and test for impairment in accordance with current accounting guidance. See Note 11, “Goodwill and Other Intangibles.”
Pension Plans and Other Postretirement Benefits
Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of the pension and other postretirement benefit (“OPEB”) plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•	Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.

•	Mortality Assumptions—Assumptions about life expectancy of plan participants are used in the measurement of related plan obligations.
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
During 2014, we made changes to the assumptions related to the discount rate and mortality scales. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2014, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2014 measurement date.
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
In October 2014, the Society of Actuaries published updated mortality tables which reflect increased life expectancy. We revised our mortality assumptions to incorporate the new set of mortality tables issued by the Society of Actuaries for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2014.
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
Deferred Compensation Plan
We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents.
Stock-based Compensation Expense
The fair value of restricted stock awards, restricted stock unit awards and performance unit awards with a service condition are determined based on the number of shares or units granted and the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

performance unit awards with a service condition and a market condition are estimated on the date of grant using a Monte Carlo simulation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, restricted stock unit awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.
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
We have designated the undistributed earnings of substantially all of our foreign operations as indefinitely invested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is comprised principally of foreign currency translation adjustments, amounts related to the revaluation of our euro-denominated senior notes which were designated as a hedge of our net investment in foreign operations in 2014, a realized loss on a forward starting interest rate swap entered into in 2014 which was designated as a cash flow hedge, and deferred income taxes related to the aforementioned items.
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
Foreign exchange transaction losses were $3.7 million, $10.6 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in Other (expenses) income, net, in our consolidated statements of income.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by changes in the value of the underlying foreign currency exposures being hedged. Unless otherwise noted, gains and losses on foreign currency

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

forward contracts are recognized currently in Other (expenses) income, net, and generally do not have a significant impact on results of operations.
We may also enter into interest rate swaps, collars or similar instruments from time to time, with the objective of reducing interest rate volatility relating to our borrowing costs.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. At December 31, 2014 and 2013, we had outstanding foreign currency forward contracts with notional values totaling $479.9 million and $321.4 million, respectively. Our foreign currency forward contracts outstanding at December 31, 2014 and 2013 have not been designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires entities that have obligations resulting from joint and several liability arrangements and for which the total amount is fixed at the reporting date to measure such obligations as the sum of (a) the amount the entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Entities are also required to disclose the nature, amount and any other relevant information about such obligations. These amendments became effective on January 1, 2014 and had no impact on our consolidated financial statements.
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
In April 2014, the FASB issued accounting guidance that changes the criteria for reporting discontinued operations and modifies related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modifies the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements become effective for public entities in annual periods beginning on or after December 15, 2014 and interim periods within those years. The impact of these new requirements is dependent on the nature of dispositions, if any, after adoption.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2014, the FASB issued accounting guidance which clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The accounting guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2015, and early adoption is permitted. We do not expect this guidance to have a significant impact on our financial statements.
In February 2015, the FASB issued accounting guidance that changes the analysis that reporting entities must perform to determine whether certain types of legal entities should be consolidated. Specifically, the amendments affect (a) limited partnerships and similar legal entities; (b) the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (c) certain investment funds. These amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are assessing the impact of these amendments on our financial statements.

NOTE 2—Discontinued Operations:
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. On September 1, 2014, the Company closed the sale of these businesses and assets and received net proceeds of $104.7 million. A working capital settlement of $7.6 million (recorded in Other accounts receivable at December 31, 2014) was received in the first quarter of 2015. Financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for all periods presented. A summary of results of discontinued operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales	$154,273	$222,146	$226,266

(Loss) income from discontinued operations	$(90,439)	$5,985	$6,381
Income tax (benefit) expense	(20,908)	1,877	2,100
(Loss) income from discontinued operations (net of tax)	$(69,531)	$4,108	$4,281
Included in (Loss) income from discontinued operations for the year ended December 31, 2014 are pre-tax charges of $85.5 million ($65.7 million after income taxes) related to the loss on the sale of the disposed group, representing the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell. The loss is primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Income taxes (net of refunds of $6,035, $14,296 and $1,849 in 2014, 2013 and 2012, respectively)	$56,174	$51,772	$112,442
Interest (net of capitalization)	$33,604	$29,629	$31,144
Supplemental non-cash disclosures related to exit of phosphorus flame retardants business:
Decrease in property, plant and equipment	$—	$—	$(41,120)
Decrease in accumulated depreciation	—	—	(17,870)
Decrease in other intangibles, net of amortization	—	—	(27,384)
Increase in accumulated other comprehensive income	—	—	12,268
Supplemental non-cash disclosures related to defined benefit pension plan net curtailment gain:
Decrease in accumulated other comprehensive income	$—	$—	$(4,507)
Supplemental non-cash disclosures related to other restructuring charges:
Decrease in property, plant and equipment	$—	$—	$(5,002)
Decrease in accumulated depreciation	—	—	(1,588)

NOTE 4—Earnings Per Share:
Basic and diluted earnings per share from continuing operations are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$230,437	$435,726	$325,846
Net income from continuing operations attributable to noncontrolling interests	(27,590)	(26,663)	(18,591)
Net income from continuing operations attributable to Albemarle Corporation	$202,847	$409,063	$307,255
Denominator:
Weighted-average common shares for basic earnings per share	78,696	83,839	89,189
Basic earnings per share from continuing operations	$2.57	$4.88	$3.44
Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$230,437	$435,726	$325,846
Net income from continuing operations attributable to noncontrolling interests	(27,590)	(26,663)	(18,591)
Net income from continuing operations attributable to Albemarle Corporation	$202,847	$409,063	$307,255
Denominator:
Weighted-average common shares for basic earnings per share	78,696	83,839	89,189
Incremental shares under stock compensation plans	406	483	695
Weighted-average common shares for diluted earnings per share	79,102	84,322	89,884
Diluted earnings per share from continuing operations	$2.57	$4.85	$3.42

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under the treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2014, there were 662,259 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2014, there were 5,600 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2014, no shares of preferred stock have been issued.
On October 13, 2011, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program up to a maximum of five million shares. On February 12, 2013, our Board of Directors authorized another increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares, including those shares previously authorized but not yet repurchased.
Under its existing Board authorized share repurchase program, on May 9, 2013, the Company entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), acting through its agent J.P. Morgan Securities LLC, relating to a fixed-dollar, uncollared ASR program. Pursuant to the terms of the agreement, JPMorgan immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On May 10, 2013, the Company paid $450 million to JPMorgan and received an initial delivery of 5,680,921 shares with a fair market value of approximately $360 million. This purchase was funded through a combination of available cash on hand and debt. The Company determined that the ASR agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. Under the terms of the agreement, on December 19, 2013, the transaction was completed and we received a final settlement of 1,384,011 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $1.01. The total number of shares repurchased under this agreement (7,064,932 shares) reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share during the year ended December 31, 2013.
Under its existing Board authorized share repurchase program, on February 3, 2014, the Company entered into an ASR agreement with Merrill Lynch International (“Merrill Lynch”), acting through its agent Merrill Lynch, Pierce, Fenner and Smith Incorporated, relating to a fixed-dollar, uncollared ASR program pursuant to which we purchased $50 million of our common stock from Merrill Lynch in two $25 million tranches. Pursuant to the terms of the agreement, Merrill Lynch immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On February 3, 2014, the Company paid $50 million to Merrill Lynch and received an initial delivery of 623,248 shares of our common stock with a fair market value of approximately $40 million. This purchase was funded with cash on hand. The Company determined that the ASR agreement with Merrill Lynch met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. Under the terms of the agreement, on April 30, 2014, the transaction was completed and we received a final settlement of 150,504 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement, less a forward price adjustment amount of approximately $0.77. The total number of shares repurchased under this agreement (773,752 shares) reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share during the year ended December 31, 2014.
Under its existing Board authorized share repurchase program, on April 30, 2014, the Company entered into an ASR agreement with JPMorgan relating to a fixed-dollar, uncollared ASR program pursuant to which we purchased $100 million of our common stock from JPMorgan in two $50 million tranches. Pursuant to the terms of the agreement, JPMorgan immediately borrowed shares of Albemarle common stock that were sold to the Company, thereby decreasing the Company’s issued and outstanding shares (with no change to its authorized shares). On May 1, 2014, the Company paid $100 million to JPMorgan and received an initial delivery of 1,193,317 shares of our common stock with a fair market value of approximately $80 million. This purchase was funded with cash on hand and commercial paper notes. The Company determined that this agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. Under the terms of the agreement, on November 17, 2014, the transaction was completed and we received a final settlement of 223,185 shares which was calculated generally based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the agreement. The total number of shares repurchased under this agreement

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1,416,502 shares) reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share during the year ended December 31, 2014.
During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 2,190,254, 9,198,056 and 1,092,767 shares of its common stock, respectively, pursuant to the terms of its share repurchase program. As of December 31, 2014, there were 3,749,340 remaining shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 5—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Value added tax/consumption tax	$23,205	$21,956
Other	26,218	23,138
Total	$49,423	$45,094

NOTE 6—Inventories:
Approximately 28% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2014 and 2013. The portion of our domestic inventories stated on the LIFO basis amounted to $100.7 million and $121.9 million at December 31, 2014 and 2013, respectively, which are below replacement cost by approximately $43.0 million and $41.7 million, respectively.

NOTE 7—Other Current Assets:
Other current assets consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred income taxes—current(a)	$1,801	$3,912
Income tax receivables	22,837	26,310
Prepaid expenses	41,448	47,447
Total	$66,086	$77,669

(a)	See Note 19, “Income Taxes.”

NOTE 8—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2014 and 2013 (in thousands):

	Useful Lives (Years)	December 31,
		2014	2013
Land	—	$56,249	$63,153
Land improvements	5 – 30	49,099	52,452
Buildings and improvements	10 – 45	214,364	235,929
Machinery and equipment(a)	2 – 19	1,443,154	1,731,247
Machinery and equipment (major plant components)(b)	20 – 45	663,297	688,284
Long-term mineral rights and production equipment costs	7 – 60	85,888	85,514
Construction in progress	—	108,619	115,505
Total		$2,620,670	$2,972,084

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depreciation expense amounted to $97.9 million, $99.3 million and $88.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense related to discontinued operations was $2.3 million, $8.6 million and $8.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. Interest capitalized on significant capital projects in 2014, 2013 and 2012 was $2.4 million, $6.1 million and $5.8 million, respectively.
In 2014, we sold our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were our manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with our antioxidant product lines manufactured in Ningbo, China. In connection with the sale, net property, plant and equipment was reduced by $100.0 million. See Note 2 “Discontinued Operations” for additional information about this transaction.
In 2012, we announced our plan to exit the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. In connection with our exit of this business, net property, plant and equipment was written down by $30.9 million, and in the fourth quarter of 2012 we received cash proceeds of $7.7 million from the sale of our Nanjing, China manufacturing site, which resulted in the recognition of a gain of approximately $2 million. See Note 3 “Supplemental Cash Flow Information” and Note 20 “Restructuring and Other” for additional details about our exit of the phosphorus flame retardants business.
In the fourth quarter of 2012, we received proceeds of $1.9 million in connection with the sale of land adjacent to our regional offices in Belgium.
NOTE 9—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2014 and 2013 (in thousands).

	December 31,
	2014	2013
Joint ventures	$169,891	$187,843
Nonmarketable securities	177	534
Marketable equity securities	23,974	23,801
Total	$194,042	$212,178
Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2014	2013	2012
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG - a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
*	Stannica, LLC - a joint venture with PMC Group, Inc. that produces tin stabilizers	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above amounted to $154.4 million and $172.9 million as of December 31, 2014 and 2013, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $35.4 million, $31.5 million and $37.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $112.9 million and $117.1 million of our consolidated retained earnings at December 31, 2014 and 2013, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2014	2013
Summary of Balance Sheet Information:
Current assets	$246,795	$313,446
Noncurrent assets	181,509	198,776
Total assets	$428,304	$512,222

Current liabilities	$81,613	$100,469
Noncurrent liabilities	63,585	77,734
Total liabilities	$145,198	$178,203

	Year Ended December 31,
	2014	2013	2012
Summary of Statements of Income Information:
Net sales	$609,728	$598,459	$601,233
Gross profit	$167,156	$169,406	$165,650
Income before income taxes	$102,764	$101,652	$105,329
Net income	$72,247	$71,294	$71,561
We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $39.6 million, $20.5 million and $25.6 million in 2014, 2013 and 2012, respectively.
At December 31, 2014 and 2013, the carrying amount of our investments in unconsolidated joint ventures exceeded the amount of underlying equity in net assets by approximately $7.0 million and $8.4 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2014 and 2013, $1.0 million and $1.4 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.
The carrying value of our unconsolidated investment in Stannica LLC, a variable interest entity for which we are not the primary beneficiary, was $6.2 million and $5.5 million at December 31, 2014 and 2013, respectively. Our maximum exposure to loss in connection with our continuing involvement with Stannica LLC is limited to our investment carrying value.
Assets of the Benefit Protection Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2014 and 2013, these marketable securities amounted to $22.2 million and $23.0 million, respectively.
During the year ended December 31, 2012, we and our joint venture partner each advanced $22.5 million to our 50%-owned joint venture, Saudi Organometallic Chemicals Company (“SOCC”), pursuant to a long-term loan arrangement. Our loan bears quarterly interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 1.275% per annum (1.53% and 1.52% as of December 31, 2014 and 2013, respectively), with interest receivable on a semi-annual basis on January 1 and July 1. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances receivable in full no later than December 31, 2021. The recorded value of this receivable approximates fair value as it bears interest based on prevailing variable market rates. We and our joint venture partner also each advanced 28.1 million Riyals (approximately $7.5 million at December 31, 2014) to SOCC during the year ended December 31, 2014, pursuant to a long-term loan arrangement. During the year ended December 31, 2012, we and our joint venture partner each advanced €1.9 million (approximately $2.3 million and $2.6 million at December 31, 2014 and 2013, respectively) to our 50%-owned joint venture, Eurecat S.A., pursuant to a long-term loan arrangement. These loans have been recorded in Other assets in our consolidated balance sheets at December 31, 2014 and 2013.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—Other Assets:
Other assets consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Deferred income taxes—noncurrent(a)	$62,440	$65,667
Assets related to unrecognized tax benefits(a)	22,100	25,730
Long-term advances to joint ventures(b)	34,084	25,124
Deferred financing costs(c)	23,583	4,150
Other	18,749	39,558
Total	$160,956	$160,229

(a)	See Note 19, “Income Taxes.”

(b)	See Note 9, “Investments.”

(c)	See Note 13, “Long-Term Debt.”

NOTE 11—Goodwill and Other Intangibles:
Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, patents and other intangibles.
The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2014 and 2013 (in thousands):

	Performance Chemicals	Catalyst Solutions	Total
Balance at December 31, 2012	$43,519	$233,447	$276,966
Foreign currency translation adjustments	84	7,153	7,237
Balance at December 31, 2013	43,603	240,600	284,203
Divestitures(a)	—	(15,088)	(15,088)
Foreign currency translation adjustments	(1,321)	(24,532)	(25,853)
Balance at December 31, 2014	$42,282	$200,980	$243,262

(a)
In 2014 we reduced Catalyst Solutions segment goodwill by $15.1 million in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 2 “Discontinued Operations” for additional information about this transaction.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2014 and 2013 (in thousands):

	Customer Lists and Relationships	Trade Names (a)	Patents and Technology	Land Use Rights	Manufacturing Contracts and Supply/Service Agreements	Other	Total
Gross Asset Value
Balance at December 31, 2012	$85,167	$26,943	$47,876	$6,203	$8,523	$23,412	$198,124
Foreign currency translation adjustments and other	1,259	(36)	867	173	(185)	216	2,294
Balance at December 31, 2013	86,426	26,907	48,743	6,376	8,338	23,628	200,418
Acquisitions (b)	—	—	5,228	—	—	—	5,228
Divestitures (c)	(34,892)	(8,171)	(11,316)	(4,929)	(4,474)	(4,758)	(68,540)
Foreign currency translation adjustments and other	(3,055)	(1,181)	(2,257)	(40)	—	(700)	(7,233)
Balance at December 31, 2014	$48,479	$17,555	$40,398	$1,407	$3,864	$18,170	$129,873
Accumulated Amortization
Balance at December 31, 2012	$(31,484)	$(8,486)	$(38,778)	$(1,079)	$(6,512)	$(17,321)	$(103,660)
Amortization	(4,332)	(995)	(797)	(166)	(647)	(1,129)	(8,066)
Foreign currency translation adjustments and other	(172)	511	(779)	(23)	185	(211)	(489)
Balance at December 31, 2013	(35,988)	(8,970)	(40,354)	(1,268)	(6,974)	(18,661)	(112,215)
Amortization	(2,839)	(824)	(388)	(42)	(368)	(1,276)	(5,737)
Divestitures (c)	14,487	1,539	5,738	(100)	4,164	1,756	27,584
Foreign currency translation adjustments and other	1,409	343	2,173	3	—	692	4,620
Balance at December 31, 2014	$(22,931)	$(7,912)	$(32,831)	$(1,407)	$(3,178)	$(17,489)	$(85,748)
Net Book Value at December 31, 2013	$50,438	$17,937	$8,389	$5,108	$1,364	$4,967	$88,203
Net Book Value at December 31, 2014	$25,548	$9,643	$7,567	$—	$686	$681	$44,125

(a)	Trade names include a gross carrying amount of $9.2 million for an indefinite-lived intangible asset.

(b)	Increase in Patents and Technology relates to a purchase accounting adjustment in connection with our acquisition of Cambridge Chemical Company, Ltd.

(c)
In 2014 we reduced intangible assets by $68.5 million and related accumulated amortization by $27.6 million in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 2 “Discontinued Operations” for additional information about this transaction.

Useful lives range from 15 – 25 years for customer lists and relationships; 11 years for trade names; 17 – 20 years for patents and technology; 6 years for manufacturing contracts and supply/service agreements; and 5 – 15 years for other.
Amortization of other intangibles amounted to $5.7 million, $8.1 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of other intangibles related to discontinued operations was $0.9 million, $3.5 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2015	$3,482
2016	$3,050
2017	$2,858
2018	$2,682
2019	$2,567

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Employee benefits, payroll and related taxes	$49,072	$42,035
Taxes other than income taxes and payroll taxes	10,101	9,747
Deferred revenue	10,370	17,896
Deferred income taxes—current(a)	6,806	2,853
Accrued sales commissions	7,768	7,241
Accrued interest payable	13,212	7,716
Accrued utilities	7,510	8,608
Reduction in force accruals(b)	4,039	39,104
Aluminum alkyl supply capacity reduction(b)	15,777	—
Other	41,519	41,216
Total	$166,174	$176,416

(a)	See Note 19, “Income Taxes.”

(b)	See Note 20, “Restructuring and Other.”

NOTE 13—Long-Term Debt:
Long-term debt consists of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
1.875% Senior notes, net of unamortized discount of $6,605 at December 31, 2014	$844,315	$—
3.00% Senior notes, net of unamortized discount of $306 at December 31, 2014	249,694	—
4.15% Senior notes, net of unamortized discount of $1,439 at December 31, 2014	423,561	—
4.50% Senior notes, net of unamortized discount of $1,871 at December 31, 2014 and $2,186 at December 31, 2013	348,129	347,814
5.10% Senior notes, net of unamortized discount of $3 at December 31, 2014 and $36 at December 31, 2013	324,997	324,964
5.45% Senior notes, net of unamortized discount of $1,029 at December 31, 2014	348,971	—
Commercial paper notes	367,178	363,000
Fixed rate foreign borrowings	1,958	7,879
Variable-rate foreign bank loans	25,139	34,910
Miscellaneous	189	297
Total long-term debt	2,934,131	1,078,864
Less amounts due within one year	711,096	24,554
Long-term debt, less current portion	$2,223,035	$1,054,310
Aggregate annual maturities of long-term debt as of December 31, 2014 are as follows (in millions): 2015—$711.1; 2016—$0.0; 2017—$0.0; 2018—$0.0; 2019—$258.3; thereafter—$1,975.9.
Senior Notes
In the fourth quarter of 2014, we issued a series of senior notes (collectively, the “2014 Senior Notes”) as follows:

•
€700.0 million aggregate principal amount of senior notes, issued on December 8, 2014, bearing interest at a rate of 1.875% payable annually on December 8 of each year, beginning in 2015. The effective interest rate on these senior notes is approximately 2.10%. These senior notes mature on December 8, 2021.

•
$250.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 3.00% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 3.18%. These senior notes mature on December 1, 2019.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
$425.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 4.15% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.06%. These senior notes mature on December 1, 2024.

•
$350.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 5.45% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.50%. These senior notes mature on December 1, 2044.

The net proceeds from the 2014 Senior Notes, together with borrowings from our Commercial Paper Notes, Term Loan and Cash Bridge Facility (each as defined below) were used to finance the cash portion of the consideration for the acquisition of Rockwood Holdings, Inc. (“Rockwood”) which closed on January 12, 2015, pay fees and expenses related to the acquisition, repay the 5.10% senior notes on February 1, 2015, with the remainder, if any, to be used for general corporate purposes. For additional information about the acquisition of Rockwood, see “Subsequent Event—Acquisition of Rockwood Holdings, Inc.” within Note 23, “Acquisitions.”
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005, bore interest at a rate of 5.10% payable semi-annually on February 1 and August 1 of each year. The effective interest rate on these senior notes was approximately 5.19%. These senior notes matured and were repaid on February 1, 2015. As a result of the refinancing of these senior notes prior to December 31, 2014, these senior notes were included in Current portion of long-term debt at December 31, 2014.
Our $350.0 million aggregate principal amount of senior notes, issued on December 10, 2010, bear interest at a rate of 4.50% payable semi-annually on June 15 and December 15 of each year. The effective interest rate on these senior notes is approximately 4.70%. These senior notes mature on December 15, 2020.
In anticipation of refinancing our 5.10% senior notes in the fourth quarter of 2014, on January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge was to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we will pay in connection with our 4.15% senior notes. The notional amount of the swap was $325.0 million and the fixed rate was 3.281%, with the cash settlement determined by reference to the changes in the U.S. dollar 3-month LIBOR and credit spreads from the date we entered into the swap until the date the swap was settled (October 15, 2014). This derivative financial instrument was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. We determined there was no ineffectiveness during the term of the swap. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million. This amount was recorded in Accumulated other comprehensive (loss) income and is being amortized to interest expense over the life of the 4.15% senior notes. The amount to be reclassified to interest expense from Accumulated other comprehensive (loss) income during the next twelve months is approximately $3.3 million.
In connection with the offering of the 1.875% Euro-denominated senior notes which were priced on December 1, 2014, we entered into two forward contracts on November 24, 2014, each with a notional value of €350.0 million, to exchange a total of €700.0 million for U.S. dollars, with settlement occurring on December 18, 2014, and with the total notional value representing an amount equivalent to the gross proceeds from the offering of the 1.875% Euro-denominated senior notes. The objective of entering into these forward contracts was to minimize the financial impact of changes in the Euro-to-U.S. Dollar exchange rate with respect to our foreign subsidiaries where the Euro serves as the functional currency. From the effective date of the contracts until the date of settlement, the forward contracts were designated as effective hedges of our net investment in these foreign subsidiaries. Upon settlement, a gain of $5.2 million was recorded in accumulated other comprehensive (loss) income, and such amount is expected to remain in accumulated other comprehensive (loss) income until the complete or substantially complete liquidation of our investment in these foreign subsidiaries. On December 18, 2014, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in accumulated other comprehensive (loss) income. During the year ended December 31, 2014, a gain of $12.8 million was recorded in accumulated other comprehensive (loss) income in connection with the revaluation of these senior notes to our reporting currency.
Credit Agreement
On February 7, 2014, we entered into a new $750.0 million credit facility. The five-year, revolving, unsecured credit agreement (hereinafter referred to as the February 2014 Credit Agreement) matures on February 7, 2019 and replaced our previous $750.0 million amended and restated credit agreement dated as of September 22, 2011. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Services (“Moody’s”). The applicable margin on the facility was 1.300% as of December 31, 2014.
Borrowings under the February 2014 Credit Agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items), or herein “consolidated adjusted EBITDA,” as of the end of any fiscal quarter; (b) with the exception of certain liens as specified in the agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 Credit Agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (c) with the exception of certain indebtedness as specified in the agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement.
On August 15, 2014, certain amendments were made to the February 2014 Credit Agreement which include the following: (a) an increase in the maximum leverage ratio (as described above) from 3.50 to 4.50 for the first four quarters following the completion of the acquisition of Rockwood, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50; (b) modification of the indebtedness covenant to permit the incurrence of indebtedness represented by Rockwood’s former senior notes due in 2020; and (c) requiring subsidiaries of Albemarle that guarantee Rockwood’s former senior notes or that guarantee the 2014 Senior Notes to also guarantee the February 2014 Credit Agreement.
On December 22, 2014, the February 2014 Credit Agreement was further amended to provide for, among other things, an increase in the aggregate commitments under the facility to $1.0 billion. As of December 31, 2014, there were no borrowings outstanding under the February 2014 Credit Agreement.
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2014, we had $367.2 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.79% and a weighted-average maturity of 25 days. In order to maintain flexibility with regard to our liquidity strategy, in the second quarter of 2014 the Commercial Paper Notes were reclassified from Long-term debt to Current portion of long-term debt.
Term Loan and Bridge Financing
On August 15, 2014, we entered into a term loan credit agreement (the “Term Loan”) providing for a tranche of senior unsecured term loans in an aggregate amount of $1.0 billion. Amounts borrowed under the Term Loan were used as short-term borrowings to fund a portion of the cash consideration payable in connection with the acquisition of Rockwood and pay related fees and expenses. Borrowings bear interest at variable rates based on an average LIBOR for deposits in dollars plus an applicable margin which ranges from 1.125% to 2.000%, depending on our credit rating from S&P and Moody’s. As of December 31, 2014, the applicable margin over LIBOR was 1.500%. Term Loan borrowings are guaranteed by the subsidiaries of Albemarle that guarantee Rockwood’s former senior notes or that guarantee the 2014 Senior Notes. The Term Loan matures 364 days following the date of funding, which occurred on January 12, 2015. Borrowings are conditioned upon compliance with one financial covenant which requires that our maximum leverage ratio must be less than or equal to 4.50 times consolidated adjusted EBITDA as of the end of any fiscal quarter. As of December 31, 2014, there were no borrowings outstanding under the Term Loan.
On July 15, 2014, we entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Commitment Letter provided for the following, if needed: (a) a senior unsecured cash bridge facility (the “Cash Bridge Facility”) in an aggregate principal amount of up to $1.15 billion; and (b) a

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

senior unsecured bridge facility, which was subsequently eliminated upon the attainment of permanent financing in the form of the Term Loan and the 2014 Senior Notes.
On December 2, 2014, we entered into a new senior unsecured credit facility agreement documenting the Cash Bridge Facility pursuant to which the lenders thereunder will provide up to $1.15 billion in loans. The Cash Bridge Facility is guaranteed by each of the Company’s subsidiaries that guarantee the February 2014 Credit Agreement. Amounts borrowed under the Cash Bridge Facility were used as short-term borrowings to fund a portion of the cash consideration payable in connection with the acquisition of Rockwood and pay related fees and expenses, and mature 60 days following the completion of Rockwood acquisition, which occurred on January 12, 2015. The interest rate on amounts outstanding will be either (a) LIBOR, or (b) an alternate base rate (defined as the highest of (i) Bank of America’s prime rate, (ii) the Federal Funds rate plus 0.50% and (iii) a daily rate equal to one-month LIBOR plus 1.00%), plus, in each case, an applicable margin based on our credit rating. As of December 31, 2014, there were no borrowings outstanding under the Cash Bridge Facility.
Structuring and underwriting fees of approximately $19.0 million were paid in 2014 in connection with the bridge facilities, and are reflected in Other, net, in our consolidated statements of cash flows. These costs were capitalized and we expense them over the term of the facilities or until the date at which permanent financing is obtained and the facilities are eliminated. Accordingly, we recorded approximately $16.7 million of expense in 2014, which is reflected in Other (expenses) income, net, in the consolidated statements of income and Other, net, in our consolidated statements of cash flows.
Financing Costs
Debt financing costs incurred and paid in 2014 were $18.9 million and $17.6 million, respectively, in connection with the 2014 Senior Notes, Term Loan and February 2014 Credit Agreement.
Other
We have additional credit lines in the U.S. with financial institutions that provide for borrowings under uncommitted credit lines up to a maximum of $60.0 million. There were no outstanding borrowings under these agreements at either December 31, 2014 or December 31, 2013. The average interest rate on borrowings under these agreements during 2013 and 2012 was 0.89% and 1.49%, respectively.
We have an agreement with a foreign bank that provides immediate U.S Dollar or Euro-denominated borrowings under uncommitted credit lines up to a maximum of $48.0 million or the Euro equivalent. At December 31, 2014 and 2013, there were no outstanding borrowings under this agreement.
One of our foreign subsidiaries has agreements with several foreign banks, which provide immediate borrowings under uncommitted credit lines up to a maximum of 4.5 billion Japanese Yen (approximately $37.3 million at December 31, 2014, based on applicable exchange rates). At December 31, 2014 and 2013 there were outstanding borrowings of $8.3 million and $16.4 million, respectively, under these agreements. The weighted average interest rate on borrowings under these agreements during 2014 and 2013 was 0.50% and 0.52%, respectively (there were no borrowings in 2012).
Certain of our remaining foreign subsidiaries have additional agreements with foreign institutions that provide immediate uncommitted credit lines, on a short term basis, up to an aggregate maximum of approximately $67.8 million, of which $60.0 million supports foreign subsidiaries based in China. We have guaranteed these agreements. At December 31, 2014 and 2013, there were no outstanding borrowings under these agreements.
At December 31, 2014 and 2013, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2014 and 2013. At December 31, 2014, we had the ability to borrow $632.8 million under our commercial paper program and the February 2014 Credit Agreement.
Our consolidated joint venture, Jordan Bromine Company Limited (“JBC”), has foreign currency denominated debt, which amounted to $18.8 million and $26.4 million at December 31, 2014 and 2013, respectively, and principally includes (i) foreign plant-related construction borrowings maturing in April 2015 amounting to $2.0 million and $7.9 million at December 31, 2014 and 2013, respectively, which bore interest at rates ranging from 2.09% to 5.5% at December 31, 2014, and (ii) short-term borrowings of $16.8 million and $18.5 million at December 31, 2014 and 2013, respectively, bearing interest at 1.47% as of December 31, 2014. At December 31, 2014, JBC had additional borrowing capacity of approximately $7.6 million.
We believe that as of December 31, 2014, we were, and currently are, in compliance with all of our debt covenants.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Liabilities related to uncertain tax positions(a)	$25,340	$29,834
Executive deferred compensation plan obligation	22,168	23,030
Deferred revenue—long-term	2,010	2,444
Environmental liabilities(b)	4,841	9,213
Asset retirement obligations(b)	15,085	16,930
Other	18,261	29,159
Total	$87,705	$110,610

(a)	See Note 19, “Income Taxes.”

(b)	See Note 16, “Commitments and Contingencies.”

NOTE 15—Stock-based Compensation Expense:
Incentive Plans
We have various share-based compensation plans that authorize the granting of (i) stock options to purchase shares of our common stock, (ii) restricted stock and restricted stock units, (iii) performance unit awards and (iv) stock appreciation rights (“SARs”) to employees and non-employee directors. The plans provide for payment of incentive awards in one or more of the following at our option: cash, shares of our common stock, qualified and non-qualified stock options, SARs, restricted stock awards, restricted stock unit awards and performance unit awards. The share-based awards granted by us generally contain vesting provisions ranging from one to five years, and with respect to stock options granted by us, have a term of not more than ten years from the date of grant. Stock options granted to employees generally vest over three years and have a term of ten years. Restricted stock and restricted stock unit awards vest in periods ranging from one to five years from the date of grant. Performance unit awards are earned at a level ranging from 0% to 200% contingent upon the achievement of specific performance criteria over periods ranging from one to three years. Distribution of earned units, if any, occurs generally 50% upon completion of the applicable measurement period with the remaining 50% distributed one year thereafter.
We granted 222,939, 297,924 and 263,200 stock options during 2014, 2013 and 2012, respectively. There were no significant modifications made to any share-based grants during these periods.
On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Effective May 7, 2013, the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors and the 1996 Directors’ Deferred Compensation Plan (as amended and restated in 2005) were merged into the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). Under the Non-Employee Directors Plan, a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2014, there were 3,032,741 shares available for grant under the Incentive Plan and 473,000 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2014, 2013 and 2012 amounted to $14.3 million, $10.2 million and $15.2 million, respectively, and is included in cost of goods sold and selling, general and administrative (“SG&A”) expenses on the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2014, 2013 and 2012 amounted to $5.2 million, $3.7 million and $5.6 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	1,369,116	$47.55	7.0	$22,795
Granted	222,939	63.84
Exercised	(77,546)	34.99
Forfeited	(26,133)	64.93
Expired	(4,133)	62.60
Outstanding at December 31, 2014	1,484,243	$50.30	6.5	$17,887
Exercisable at December 31, 2014	958,599	$42.33	5.4	$17,887
The fair value of each option granted during the years ended December 31, 2014, 2013 and 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	1.71%	1.58%	1.59%
Volatility	33.03%	33.55%	34.04%
Average expected life (years)	6	6	6
Risk-free interest rate	2.94%	2.18%	2.05%
Fair value of options granted	$19.56	$19.73	$20.00
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
The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $7.0 million and $37.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2014 is approximately $6.8 million and is expected to be recognized over a remaining weighted-average period of 2.4 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $2.7 million and $0.8 million for the year ended December 31, 2014, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	371,403	$63.08
Granted	300,644	66.83
Vested	(116,620)	58.02
Forfeited	(99,409)	65.97
Nonvested, end of period	456,018	66.21

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of performance unit awards granted in 2014, 2013 and 2012 was $20.1 million, $16.9 million and $19.7 million, respectively. Performance units awarded in 2013 include shares with a weighted average grant date fair value of $6.3 million related to awards granted in 2011 that earned at a rate of 200% based upon the achievement of specific performance criteria. Performance units awarded in 2012 include shares with a weighted average grant date fair value of $8.9 million related to awards granted in 2011 and 2010 that earned at a rate of 200% based upon the achievement of specific performance criteria.
The weighted average fair value of performance unit awards that vested during 2014, 2013 and 2012 was $7.4 million, $14.5 million and $18.3 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2014 is approximately $13.4 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.5 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	111,195	$59.32
Granted	44,811	60.96
Vested	(32,850)	60.75
Forfeited	(17,868)	48.93
Nonvested, end of period	105,288	61.34

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2014, 2013 and 2012 was $2.7 million, $3.4 million and $2.9 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2014, 2013 and 2012 was $2.1 million, $3.2 million and $7.4 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2014 is approximately $3.2 million and is expected to be recognized over a remaining weighted-average period of 2.0 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

NOTE 16—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities, the most significant of which are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$16,599	$20,322	$12,359
Expenditures	(4,548)	(3,013)	(1,451)
Divestitures	(1,954)	—	—
Changes in estimates recorded to earnings and other	34	(902)	227
Exit of phosphorus flame retardants business	—	—	8,700
Foreign currency translation	(896)	192	487
Balance, end of year	9,235	16,599	20,322
Less amounts reported in Accrued expenses	4,394	7,386	3,109
Amounts reported in Other noncurrent liabilities	$4,841	$9,213	$17,213
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
Approximately $5.1 million of our recorded liability is related to the closure and post-closure activities at a former landfill associated with our Bergheim, Germany site, which was recorded at the time of our acquisition of this site in 2001. This closure project has been approved under the authority of the governmental permit for this site and is scheduled for completion in 2017, with post-closure monitoring to occur for 30 years thereafter. The remainder of our recorded liability is associated with sites that are being evaluated under governmental authority but for which final remediation plans have not yet been approved. In connection with the remediation activities at our Bergheim, Germany site as required by the German environmental authorities, we have pledged certain of our land and housing facilities at this site which has an estimated fair value of $5.4 million.
During the second quarter of 2012, the Company recorded $8.7 million in estimated site remediation liabilities at our Avonmouth, United Kingdom site as part of the charges associated with our exit of the phosphorus flame retardant business. Included in these estimated charges are anticipated costs of site investigation, remediation and cleanup activities. Remediation activities at this site were substantially completed in 2014.
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
Rental Expense
Our rental expenses include a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Minimum Operating Lease Payments
2015	$8,045
2016	$5,674
2017	$4,638
2018	$2,551
2019	$2,029
Thereafter	$4,036

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rental expense was approximately $31.9 million, $30.7 million, and $33.1 million for 2014, 2013 and 2012, respectively. Rental expense related to discontinued operations was approximately $1.3 million, $1.6 million and $1.4 million for 2014, 2013 and 2012, respectively. Rental expense is shown net of rental income which was minimal during 2014, 2013 and 2012.
Litigation
On July 3, 2006, we received a Notice of Violation (the “2006 NOV”) from the U.S. Environmental Protection Agency Region 4 (“EPA”) regarding the implementation of the Pharmaceutical Maximum Achievable Control Technology standards at our former plant in Orangeburg, South Carolina. The alleged violations involved (i) the applicability of the specific regulations to certain intermediates manufactured at the plant, (ii) failure to comply with certain reporting requirements, (iii) improper evaluation and testing to properly implement the regulations and (iv) the sufficiency of the leak detection and repair program at the plant. In the second quarter of 2011, the Company was served with a complaint by the EPA in the U.S. District Court for the District of South Carolina, based on the alleged violations set out in the 2006 NOV seeking civil penalties and injunctive relief. The complaint was subsequently amended to add the State of South Carolina as a plaintiff. On June 11, 2014, we entered into a consent decree with the EPA and the South Carolina Department of Health and Environmental Control (“DHEC”) to settle this matter. Pursuant to the consent decree, in 2014 we paid a civil penalty to the EPA in the amount of approximately $332,000. A civil penalty of approximately $112,000 was waived pursuant to the consent decree and we will not be required to pay this amount to the DHEC.
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
Also see Note 23, “Acquisitions” for a discussion about litigation matters in connection with the Acquisition of Rockwood.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Letters of credit and other guarantees	$17,774	$3,528	$4,011	$1,187	$14	$3,629
The outstanding letters of credit are primarily related to insurance claim payment guarantees with expiration dates ranging from 2015 to 2022. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2014. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
Our estimated asset retirement obligations associated with certain property and equipment were $15.1 million and $16.9 million at December 31, 2014 and 2013, respectively. We have not recognized conditional asset retirement obligations for which a fair value cannot be reasonably estimated in our consolidated financial statements. It is the opinion of our management that the possibility is remote that such conditional asset retirement obligations, when estimable, will have a material adverse impact on our consolidated financial statements based on current costs.
We currently, and are from time to time, subject to transactional audits in various taxing jurisdictions and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income consisted of the following during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Foreign Currency Translation(a)	Pension and Post-Retirement Benefits(b)	Net Investment Hedge(c)	Interest Rate Swap(d)	Other	Total
Balance at December 31, 2011	$56,245	$5,060	$—	$—	$(976)	$60,329
Current period change	26,846	(6,533)	—	—	212	20,525
Tax benefit (expense)	2,026	2,462	—	—	(78)	4,410
Balance at December 31, 2012	85,117	989	—	—	(842)	85,264
Current period change	29,539	(781)	—	—	214	28,972
Tax benefit (expense)	1,809	279	—	—	(79)	2,009
Balance at December 31, 2013	116,465	487	—	—	(707)	116,245
Current period change	(163,456)	(772)	17,971	(33,091)	217	(179,131)
Tax benefit (expense)	(5,273)	285	(6,587)	12,129	(81)	473
Balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)

(a)
Current period change for the year ended December 31, 2012 includes $12.3 million related to a non-cash write-off of foreign currency translation adjustments from Accumulated other comprehensive (loss) income in connection with our exit of the phosphorus flame retardants business. See Note 20, “Restructuring and Other.” Current period change for the year ended December 31, 2014 includes $17.8 million related to a non-cash write-off of foreign currency translation adjustments from Accumulated other comprehensive (loss) income in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 2, “Discontinued Operations.”

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

(c)
Current period change for the year ended December 31, 2014 includes $12.8 million related to the revaluation of our euro-denominated senior notes and a $5.2 million gain on the settlement of related foreign currency forward contracts, both of which were designated as a hedge of our net investment in foreign operations. See Note 13, “Long-Term Debt” for additional information about these transactions.

(d)
Current period change for the year ended December 31, 2014 includes a realized loss of ($33.4) million on the settlement of our forward starting interest rate swap which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 13, “Long-Term Debt” for additional information about this interest rate swap.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In accordance with accounting guidance issued by the FASB in February 2013 which became effective for us in the first quarter of 2013 on a prospective basis, below is information about amounts reclassified from accumulated other comprehensive (loss) income, net of deferred income taxes, for the years ended December 31, 2014 and 2013 (in thousands):

	Foreign Currency Translation(a)	Pension and Post-Retirement Benefits(b)	Net Investment Hedge	Interest Rate Swap(c)	Other	Total
Accumulated other comprehensive income (loss) - balance at December 31, 2012	$85,117	$989	$—	$—	$(842)	$85,264
Other comprehensive income (loss) before reclassifications	31,704	—	—	—	(2)	31,702
Amounts reclassified from accumulated other comprehensive income (loss)	—	(502)	—	—	137	(365)
Other comprehensive income (loss), net of tax	31,704	(502)	—	—	135	31,337
Other comprehensive income attributable to noncontrolling interests	(356)	—	—	—	—	(356)
Accumulated other comprehensive income (loss) - balance at December 31, 2013	$116,465	$487	$—	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(151,059)	—	11,384	(21,174)	—	(160,849)
Amounts reclassified from accumulated other comprehensive income (loss)	(17,750)	(487)	—	212	136	(17,889)
Other comprehensive (loss) income, net of tax	(168,809)	(487)	11,384	(20,962)	136	(178,738)
Other comprehensive loss attributable to noncontrolling interests	80	—	—	—	—	80
Accumulated other comprehensive (loss) income - balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)

(a)
Amounts reclassified from accumulated other comprehensive income (loss) for the year ended December 31, 2014 are included in (Loss) income from discontinued operations (net of tax) and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 2, “Discontinued Operations.”

(b)
The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 18, “Pension Plans and Other Postretirement Benefits.”

(c)	The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income is included in interest expense. See Note 13, “Long-Term Debt.”
NOTE 18—Pension Plans and Other Postretirement Benefits:
We have certain noncontributory defined benefit pension plans covering certain U.S., German and Japanese employees. We also have a contributory defined benefit plan covering certain Belgian employees. The benefits for these plans are based primarily on compensation and/or years of service. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.
Our U.S. defined benefit plan for non-represented employees was closed to new participants effective March 31, 2004. On October 1, 2012, our Board of Directors approved certain plan amendments, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date. In addition, for participants who retire on or after December 31, 2012 and before December 31, 2013, final average earnings shall be determined as of December 31, 2012. For participants who retire on or after December 31, 2013 and before December 31, 2014, final average earnings shall be determined as of December 31, 2013. And for participants who retire on or after December 31, 2014, final average earnings shall be determined as of December 31, 2014. In addition to freezing the accrued benefits as of December 31, 2014, our Board of Directors also authorized application of a higher benefit formula for calculating accrued

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

benefits in 2013 and 2014 only, as well as including an offset factor that would be applied to accrued benefits earned in 2013 and 2014. In connection with the plan amendments approved on October 1, 2012, we recorded a net curtailment gain of $4.5 million, which is included in Restructuring and other charges, net, on our consolidated statements of income for the year ended December 31, 2012.
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. Furthermore, our Board of Directors approved a one-time contribution to be made in December 2012 for active participants still in the U.S. defined benefit plan; the one-time contribution, in the amount of $10.1 million, was made into the defined contribution pension plan and into the EDCP for the amount of the one-time contribution that exceeded U.S. Internal Revenue Service (“IRS”) limits. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $8.4 million, $8.8 million, and $14.8 million (including the one-time contribution made in the fourth quarter of 2012) in 2014, 2013 and 2012, respectively.
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
The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions for our pension benefit plans (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Change in benefit obligations:
Benefit obligation at January 1	$678,582	$629,337	$762,395	$714,158
Service cost	8,775	7,029	13,962	12,177
Interest cost	32,062	30,491	29,883	28,406
Actuarial loss (gain)	141,228	130,887	(88,392)	(85,774)
Benefits paid	(41,779)	(37,866)	(41,132)	(39,630)
Divestitures(a)	(30,226)	(30,226)	—	—
Employee contributions	283	—	320	—
Foreign exchange (gain) loss	(6,161)	—	1,546	—
Benefit obligation at December 31	$782,764	$729,652	$678,582	$629,337

Change in plan assets:
Fair value of plan assets at January 1	$616,545	$605,604	$563,303	$554,179
Actual return on plan assets	54,195	53,696	83,853	83,499
Employer contributions	9,982	7,042	9,790	7,556
Benefits paid	(41,779)	(37,866)	(41,132)	(39,630)
Divestitures(a)	(30,226)	(30,226)	—	—
Employee contributions	283	—	320	—
Foreign exchange (loss) gain	(1,306)	—	411	—
Fair value of plan assets at December 31	$607,694	$598,250	$616,545	$605,604

Funded status at December 31	$(175,070)	$(131,402)	$(62,037)	$(23,733)

(a)
Reduction in benefit obligations and plan assets is in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 2 “Discontinued Operations” for additional information about this transaction.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014		December 31, 2013
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(4,535)	$(3,219)	$(4,390)	$(2,856)
Noncurrent liabilities (pension benefits)	(170,534)	(128,183)	(57,647)	(20,877)
Net pension liability	$(175,069)	$(131,402)	$(62,037)	$(23,733)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$(607)	$(286)	$70	$441
Net amount recognized	$(607)	$(286)	$70	$441

Weighted-average assumption percentages:
Discount rate	4.03%	4.19%	5.00%	5.14%
Rate of compensation increase	3.40%	—%	2.78%	3.50%
The accumulated benefit obligation for all defined benefit pension plans was $776.6 million and $669.1 million at December 31, 2014 and 2013, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, as well as a summary of significant assumptions for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2014	2013
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$62,832	$70,787
Service cost	216	309
Interest cost	3,040	2,764
Actuarial loss (gain)	3,741	(6,165)
Benefits paid	(5,329)	(4,863)
Benefit obligation at December 31	$64,500	$62,832

Change in plan assets:
Fair value of plan assets at January 1	$5,620	$6,611
Actual return on plan assets	214	368
Employer contributions	3,934	3,504
Benefits paid	(5,329)	(4,863)
Fair value of plan assets at December 31	$4,439	$5,620

Funded status at December 31	$(60,061)	$(57,212)

	December 31,
	2014	2013
	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,637)	$(3,309)
Noncurrent liabilities (postretirement benefits)	(56,424)	(53,903)
Net postretirement liability	$(60,061)	$(57,212)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$334	$429
Net amount recognized	$334	$429

Weighted-average assumption percentages:
Discount rate	4.15%	5.03%
Rate of compensation increase	3.50%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits	Total Pension Benefits	Domestic Pension Benefits
Service cost	$8,775	$7,029	$13,962	$12,177	$12,741	$11,274
Interest cost	32,062	30,491	29,883	28,406	31,636	29,843
Expected return on assets	(40,141)	(39,714)	(39,392)	(38,975)	(44,752)	(44,342)
Actuarial loss (gain)(a)	126,975	116,705	(132,916)	(130,297)	72,550	65,603
Amortization of prior service benefit	(677)	(727)	(689)	(741)	(757)	(812)
Total net pension benefits cost (credit)	$126,994	$113,784	$(129,152)	$(129,430)	$71,418	$61,566

Weighted-average assumption percentages:
Discount rate	5.00%	5.14%	4.04%	4.10%	5.04%	5.07%
Expected return on plan assets	6.86%	6.91%	7.20%	7.25%	8.19%	8.25%
Rate of compensation increase	2.78%	3.50%	3.37%	3.50%	3.96%	4.11%

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

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic pension costs during 2015 are as follows (in thousands):

	Total Pension Benefits	Domestic Pension Benefits
Amortization of prior service benefit	$126	$75
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
	Total Other Postretirement Benefits	Total Other Postretirement Benefits	Total Other Postretirement Benefits
Service cost	$216	$309	$274
Interest cost	3,040	2,764	3,172
Expected return on assets	(342)	(413)	(488)
Actuarial loss (gain)(a)	3,868	(6,120)	3,161
Amortization of prior service benefit	(95)	(95)	(95)
Total net postretirement benefits cost (credit)	$6,687	$(3,555)	$6,024

Weighted-average assumption percentages:
Discount rate	5.03%	4.00%	5.10%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	4.00%

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic postretirement costs during 2015 are as follows (in thousands):

Total Other Postretirement Benefits
Amortization of prior service benefit	$(95)
In estimating the expected return on plan assets, consideration is given to past performance and future performance expectations for the types of investments held by the plan, as well as the expected long-term allocations of plan assets to these investments. For the years 2014 and 2013, the weighted-average expected rate of return on domestic pension plan assets was 6.91% and 7.25%, respectively. The weighted-average expected rate of return on our domestic pension plan assets is 6.89% effective January 1, 2015. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2014 and 2013. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2015. The weighted-average expected rate of return on pension plan assets for foreign plans was 4.00% during 2014 and 2013.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2014, the assumed weighted-average rate of compensation increase changed to 3.40% from 2.78% for the pension plans. The assumed weighted-average rate of compensation increase was 3.50% for the OPEB plans at December 31, 2014 and 2013.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2014. Investments for which market quotations are readily available are valued at the closing price on the last business day of the year. Listed securities for which no sale was reported on such date are valued at the mean between the last reported bid and asked price. Securities traded in the over-the-counter market are valued at the closing price on the last business day of the year or at bid price. The net asset value of shares or units is based on the quoted market value of the underlying assets. The market value of corporate bonds is based on institutional trading lots and is most often reflective of bid price. Government securities are valued at the mean between bid and ask prices. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2014 (in thousands):

	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$169,581	$169,581	$—	$—
International Equity(b)	85,007	85,007	—	—
Fixed Income(c)	268,911	255,828	13,083	—
Absolute Return(d)	80,740	—	—	80,740
Cash	3,455	3,455	—	—
Total Pension Assets	$607,694	$513,871	$13,083	$80,740
Postretirement Assets:
Fixed Income(c)	$4,439	$—	$4,439	$—

(a)	Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.

(b)
Consists primarily of international equity funds which invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

(c)	Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)	Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below.
The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2014 (in thousands):

Absolute Return:	Year Ended December 31, 2014
Beginning Balance	$123,599
Total losses relating to assets sold during the period(a)	(10,112)
Total unrealized gains relating to assets still held at the reporting date(a)	13,144
Purchases	50,506
Sales	(96,397)
Ending Balance	$80,740

(a)	These (losses) gains are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The investment objective of the U.S. pension plan assets is preservation of capital while achieving solid returns. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Target asset allocations include 65% in return enhancement exposure and the remaining 35% in risk management exposure. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2014 and 2013, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
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
We made contributions to our defined benefit pension and OPEB plans of $13.9 million, $13.3 million and $21.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Included in contributions for the year ended December 31, 2012 is a contribution of $14.1 million to our supplemental executive retirement plan (“SERP”) in connection with the retirement of our former CEO and executive chairman. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $5 million in 2015. Also, we expect to pay approximately $4 million in premiums to our U.S. postretirement benefit plan in 2015. However, we may choose to make additional voluntary pension contributions in excess of these amounts.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The current forecast of benefit payments, which reflect expected future service, amounts to (in millions):

	Total Pension Benefits	Domestic Pension Benefits	Total Postretirement Benefits
2015	$41.6	$40.1	$5.0
2016	$40.6	$39.1	$4.9
2017	$42.5	$40.1	$4.6
2018	$45.2	$43.8	$4.4
2019	$43.4	$41.9	$4.2
2020-2024	$230.8	$216.7	$19.1
We have a SERP, which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Costs (credits) relating to our SERP were $7.3 million, $(1.5) million and $10.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2014 and 2013 was $26.4 million and $21.8 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $3.2 million are expected to be paid to SERP retirees in 2015. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan. For participants who retire on or after December 31, 2012, and before December 31, 2013, final average earnings shall be determined as of December 31, 2012. For participants who retire on or after December 31, 2013 and before December 31, 2014, final average earnings shall be determined as of December 31, 2013. And for participants who retire on or after December 31, 2014, final average earnings shall be determined as of December 31, 2014. In addition to freezing the accrued benefits as of December 31, 2014, our Board of Directors also authorized the application in 2013 and 2014 of the higher benefit formula approved for the U.S. qualified defined benefit plan and an offset factor that will be applied to accrued benefits earned in 2013 and 2014.
At December 31, 2014, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Employee Savings Plans
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $10.0 million, $10.6 million and $9.5 million in 2014, 2013 and 2012, respectively. We amended our 401(k) plan in 2004 to allow pension contributions to be made by us to participants hired or rehired on or after April 1, 2004 as these participants are not eligible to participate in the Company’s defined benefit pension plan.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $10.1 million, $10.3 million and $9.5 million in 2014, 2013 and 2012, respectively, in annual premiums and related costs pertaining to this plan.
Other Postemployment Benefits
Certain postemployment benefits to former or inactive employees who are not retirees are funded on a pay-as-you-go basis. These benefits include salary continuance, severance and disability health care and life insurance, which are accounted for in accordance with authoritative guidance. The accrued postemployment benefit liability was $0.8 million at December 31, 2014 and $0.8 million at December 31, 2013.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Income Taxes:
Income from continuing operations before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes and equity in net income of unconsolidated investments:
Domestic	$45,689	$351,731	$311,195
Foreign	167,490	186,711	57,017
Total	$213,179	$538,442	$368,212

Current income tax expense:
Federal	$36,708	$53,953	$67,022
State	3,209	2,195	6,107
Foreign	25,700	18,414	19,672
Total	$65,617	$74,562	$92,801

Deferred income tax expense (benefit):
Federal	$(32,890)	$69,817	$928
State	(1,139)	2,416	648
Foreign	(13,104)	(12,350)	(13,944)
Total	$(47,133)	$59,883	$(12,368)

Total income tax expense	$18,484	$134,445	$80,433
The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.2	0.7	1.4
Change in valuation allowance(a)	1.0	(2.2)	3.4
Impact of foreign earnings, net(b)	(23.6)	(10.3)	(6.3)
Depletion	(2.4)	(0.9)	(1.3)
Revaluation of unrecognized tax benefits/reserve requirements(c)	(0.6)	(0.1)	(1.7)
Domestic Manufacturing tax deduction(d)	(2.2)	(0.9)	(3.8)
Undistributed earnings of foreign subsidiaries(b)	(0.3)	2.9	(4.9)
Other items, net	1.6	0.8	—
Effective income tax rate	8.7%	25.0%	21.8%

(a)
During 2013, the Avonmouth, United Kingdom legal entity was dissolved, therefore the corresponding valuation allowance and deferred tax assets were written off. During 2012, a valuation allowance was established for $15.9 million as a result of the planned shut-down of our Avonmouth, United Kingdom legal entity in connection with our exit of the phosphorus flame retardants business. See Note 20, “Restructuring and Other.”

(b)
In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as indefinitely invested. The benefit of the lower tax rates in the jurisdictions for which we made this designation are reflected in our effective income tax rate. During 2014, 2013 and 2012, we received distributions of $12.6 million, $12.3 million and $56.9 million, respectively, from various foreign subsidiaries and joint ventures, and realized an expense (benefit), net of foreign tax credits, of $2.8 million, $2.4 million and $(1.8) million, respectively, related to the repatriation of these high taxed earnings. We have asserted, for all periods being reported, indefinite investment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This gave us a rate benefit of 12.4%, 4.5%, and 5.8% for 2014, 2013, and 2012, respectively. The rate has also benefited from rate differences in various countries including Belgium, and the Netherlands. In

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2012, undistributed foreign subsidiary earnings were primarily impacted by a $17.4 million change related to the closure of our Avonmouth, United Kingdom site in connection with our exit of the phosphorus flame retardants business.

(c)
During 2014, we released various tax reserves primarily related to the expiration of the applicable U.S. federal statute of limitations for 2009 through 2010 which provided a net benefit of approximately $2.5 million. During 2012, we released various tax reserves primarily related to the expiration of the applicable U.S. federal statute of limitations for 2008 which provided a net benefit of $5.2 million.

(d)
During 2012, we amended the calculation of the domestic manufacturing tax deduction for the year 2010 and filed the 2011 tax return. As a result, in 2012 we recognized tax benefits of $1.5 million and $3.0 million related to the 2010 and 2011 tax years, respectively.

The deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2014 and 2013 consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Postretirement benefits other than pensions	$221	$300
Accrued employee benefits	20,834	31,089
Operating loss carryovers	82,017	88,614
Pensions	79,113	37,172
Tax credit carryovers	34,469	35,170
Undistributed earnings of foreign subsidiaries	540	—
Other	21,845	15,447
Gross deferred tax assets	239,039	207,792
Valuation allowance	(30,768)	(33,757)
Deferred tax assets	208,271	174,035

Deferred tax liabilities:
Depreciation	(184,548)	(213,575)
Foreign currency translation adjustments	(4,752)	(3,104)
Undistributed earnings of foreign subsidiaries	—	(71)
Other	(18,420)	(19,747)
Deferred tax liabilities	(207,720)	(236,497)

Net deferred tax assets (liabilities)	$551	$(62,462)
Classification in the consolidated balance sheets:
Current deferred tax assets	$1,801	$3,912
Current deferred tax liabilities	(6,806)	(2,853)
Noncurrent deferred tax assets	62,440	65,667
Noncurrent deferred tax liabilities	(56,884)	(129,188)
Net deferred tax assets (liabilities)	$551	$(62,462)
Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$(33,757)	$(49,562)	$(36,419)
Additions	(1,895)	(4,359)	(20,182)
Deductions	4,884	20,164	7,039
Balance at December 31	$(30,768)	$(33,757)	$(49,562)
At December 31, 2014, we had approximately $35.8 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2016 and 2024. We have established valuation allowances for $2.9 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, we have, on a pre-tax basis, $27.7 million of domestic net operating losses, expiring between 2020 and 2027, and $258.7 million of foreign net operating loss carryovers of which a majority are indefinite lived. We have established pre-tax valuation allowances for $93.1 million of those foreign net operating loss carryovers since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances for $2.5 million related to foreign deferred tax assets not related to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We believe that it is more likely than not that the Company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.
As of December 31, 2014, we have not recorded U.S. income taxes on approximately $0.9 billion of cumulative undistributed earnings of our non-U.S. subsidiaries and joint ventures, as these earnings are intended to be either indefinitely invested or subject to a tax-free liquidation and do not give rise to significant incremental U.S. taxes. If in the foreseeable future we can no longer demonstrate that these earnings are indefinitely invested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.
Liabilities related to uncertain tax positions were $25.3 million and $29.8 million at December 31, 2014 and 2013, respectively, inclusive of interest and penalties of $0.3 million and $0.7 million at December 31, 2014 and 2013, respectively, and are reported in Other noncurrent liabilities as provided in Note 14. These liabilities at December 31, 2014 and 2013 were reduced by $22.1 million and $25.7 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 10. The resulting net liabilities of $2.9 million and $3.4 million at December 31, 2014 and 2013, respectively, if recognized and released, would favorably affect earnings.
The liabilities related to uncertain tax positions, exclusive of interest, were $25.0 million and $29.1 million at December 31, 2014 and 2013, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at January 1	$29,143	$28,398	$29,789
Additions for tax positions related to prior years	—	—	4,242
Reductions for tax positions related to prior years	(214)	(348)	—
Additions for tax positions related to current year	2,232	2,061	3,639
Lapses in statutes of limitations	(5,057)	(473)	(10,057)
Foreign currency translation adjustment	(1,135)	(495)	785
Balance at December 31	$24,969	$29,143	$28,398
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are no longer subject to U.S. federal income tax audits by tax authorities for years prior to 2011 since the IRS has completed a review of our income tax returns through 2007 and our statute of limitations has expired for 2008 through 2010. In 2014, the IRS commenced an audit of 2011 through 2012. We also are no longer subject to any U.S. state income tax audits prior to 2010.
With respect to jurisdictions outside the U.S., we are no longer subject to income tax audits for years prior to 2006. During 2014, the German tax authorities continued the audit of two of our German subsidiaries for 2006 through 2009 that began in 2011. Additionally, we received notification from the Korean tax authorities of an audit to commence in 2015 for years 2011 through 2013 for one of our Korean subsidiaries. In January of 2015, we received notification from the Belgium tax authorities of an audit for 2012 through 2013 of one of our Belgium subsidiaries. During 2013, the Chinese tax authorities completed an audit of one of our Chinese subsidiaries for 2006 through 2010 that began in 2011. No significant tax was assessed as a result of the completed audits.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.7 million as a result of closure of tax statutes.

NOTE 20—Restructuring and Other:
Restructuring and other charges, net, reported in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Charges in connection with aluminum alkyl supply capacity reduction(a)	$23,521	$—	$—
Charges in connection with global business realignment(b)	—	33,361	—
Exit of phosphorus flame retardants business(c)	—	—	100,777
Defined benefit pension plan curtailment gain, net(d)	—	—	(4,507)
Employer contribution to defined contribution plan(d)	—	—	10,081
Other, net(e)	2,426	—	5,334
Total Restructuring and other charges, net	$25,947	$33,361	$111,685

(a)
In 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $14.0 million ($9.3 million after income taxes) in the first quarter and $6.5 million ($4.3 million after income taxes) in the fourth quarter for contract termination and volume commitments. Additionally, in the first quarter of 2014 we recorded an impairment charge of $3.0 million ($1.9 million after income taxes) for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover.

(b)
In connection with the announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments under this workforce reduction plan are substantially complete.

(c)
In the second quarter of 2012, we recorded net charges amounting to $94.7 million ($73.6 million after income taxes), and in the fourth quarter we recorded net charges amounting to $6.1 million ($2.5 million after income taxes), in connection with our exit of the phosphorus flame retardants business, whose products were sourced mainly at our Avonmouth, United Kingdom and Nanjing, China manufacturing sites. The charges are comprised mainly of non-cash items consisting of net asset write-offs of approximately $57 million and write-offs of foreign currency translation adjustments of approximately $12 million, as well as accruals for future cash costs associated with related severance programs of approximately $22 million, estimated site remediation costs of approximately $9 million, other estimated exit costs of approximately $3 million, partly offset by a gain of approximately $2 million related to the sale of our Nanjing, China manufacturing site. Payments under this restructuring plan are substantially complete.

(d)
In the fourth quarter of 2012, we recorded a net curtailment gain of $4.5 million ($2.9 million after income taxes) and a one-time employer contribution to the Company’s defined contribution plan of $10.1 million ($6.4 million after income taxes), both in connection with various amendments to certain of our U.S. pension and defined contribution plans that were approved by our Board of Directors in the fourth quarter of 2012. See Note 18, “Pension Plans and Other Postretirement Benefits.”

(e)
The amount for 2014 mainly consists of $3.3 million ($2.1 million after income taxes) recorded in the second quarter for certain multi-product facility project costs that we do not expect to recover in future periods, net of other credits recorded in the fourth quarter. In the fourth quarter of 2012 we recorded charges amounting to $5.3 million ($4.3 million after income taxes) related to changes in product sourcing and other items.

We had the following activity in our recorded workforce reduction liabilities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$39,104	$15,898	$4,780
Workforce reduction charges(a)	1,948	33,361	21,640
Payments	(35,139)	(8,915)	(10,929)
Amount reversed to income(b)	(1,200)	(1,209)	(45)
Foreign currency translation	(674)	(31)	452
Balance, end of year	4,039	39,104	15,898
Less amounts reported in Accrued expenses	4,039	39,104	14,428
Amounts reported in Other noncurrent liabilities	$—	$—	$1,470

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)
The year ended December 31, 2014 includes charges amounting to $1.9 million for retention of certain employees associated with our antioxidant, ibuprofen and propofol businesses which were sold effective September 1, 2014. These workforce reduction charges are recorded in (Loss) income from discontinued operations (net of tax), in our consolidated statements of income.

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

NOTE 21—Fair Value of Financial Instruments:
In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:
Long-Term Debt—the fair values of our senior notes and other fixed rate foreign borrowings are estimated using Level 1 inputs and account for the majority of the difference between the recorded amount and fair value of our long-term debt. The carrying value of our remaining long-term debt reported in the accompanying consolidated balance sheets approximates fair value as substantially all of such debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	December 31,
	2014		2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$2,934,131	$2,994,935	$1,078,864	$1,109,878
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2014 and 2013, we had outstanding foreign currency forward contracts with notional values totaling $479.9 million and $321.4 million, respectively. Our foreign currency forward contracts outstanding at December 31, 2014 and 2013 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. At December 31, 2014 and 2013, $0.6 million and $0.2 million, respectively, was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the years ended December 31, 2014, 2013 and 2012 we recognized (losses) gains of $(17.8) million, $(1.1) million and $5.1 million, respectively, in Other (expenses) income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other (expenses) income, net. Also, for the years ended December 31, 2014, 2013 and 2012, we recorded $17.8 million, $1.1 million and $(5.1) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $(18.3) million, $(1.8) million and $4.8 million, respectively, in Other, net in our consolidated statements of cash flows.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The counterparties to our foreign currency forward contracts are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties.

NOTE 22—Fair Value Measurement:
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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2014. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$22,168	$22,168	$—	$—
Private equity securities (b)	$1,806	$21	$—	$1,785
Foreign currency forward contracts (c)	$631	$—	$631	$—
Pension assets (d)	$607,694	$513,871	$13,083	$80,740
Postretirement assets (d)	$4,439	$—	$4,439	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$22,168	$22,168	$—	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$23,030	$23,030	$—	$—
Private equity securities (b)	$771	$21	$—	$750
Foreign currency forward contracts (c)	$161	$—	$161	$—
Pension assets (d)	$616,545	$482,002	$10,944	$123,599
Postretirement assets (d)	$5,620	$—	$5,620	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$23,030	$23,030	$—	$—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)
We maintain an EDCP that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other (expenses) income, net, in our consolidated statements of income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

(c)
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. Unless otherwise noted, these derivative financial instruments are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2.

(d)
See Note 18 “Pension Plans and Other Postretirement Benefits” for further information about fair value measurements of our pension and postretirement plan assets, including the reconciliations of the plans’ Level 3 assets.

The following table presents the fair value reconciliation of private equity securities Level 3 assets measured at fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2014	2013
Beginning balance	$750	$—
Total unrealized gains included in earnings relating to assets still held at the reporting date	35	—
Purchases	1,000	750
Ending balance	$1,785	$750

NOTE 23—Acquisitions:
Subsequent Event—Acquisition of Rockwood Holdings, Inc.
On July 15, 2014, we entered into the Merger Agreement to acquire all the outstanding shares of Rockwood (the “Merger”). On January 12, 2015 (the “Acquisition Closing Date”), we completed the acquisition of Rockwood for a purchase price of approximately $5.6 billion, comprised of approximately $3.6 billion in cash consideration and approximately $2.0 billion in equity consideration, with Rockwood becoming a wholly-owned subsidiary of Albemarle. The cash consideration was funded with proceeds from our 2014 Senior Notes, Term Loan, Cash Bridge Facility and February 2014 Credit Agreement, each of which is described further in Note 13.
Pursuant to the Merger Agreement, at the Acquisition Closing Date each issued and outstanding share of Rockwood common stock, par value $0.01 per share, (other than shares owned directly or indirectly by Albemarle, Rockwood or the Merger Sub, as defined in the Merger Agreement, and Appraisal Shares as defined in the Merger Agreement) was canceled and extinguished and converted into the right to receive (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, par value $0.01 per share (the “Merger Consideration”). Pursuant to the Merger Agreement, equity awards relating to shares of Rockwood’s common stock were canceled and converted into the right to receive the cash value of the Merger Consideration. On the Acquisition Closing Date, we issued 34,110,008 shares of Albemarle common stock.
Included in our consolidated statement of income for the year ended December 31, 2014 are $23.6 million of acquisition and integration related costs in connection with the acquisition of Rockwood and $6.6 million of acquisition-related costs in connection with other significant projects. Acquisition-related costs incurred during the years ended December 31, 2013 and 2012 are included in SG&A expenses and were not significant.
Rockwood is a leading global developer, manufacturer and marketer of technologically advanced and high value added specialty chemicals. It is a leading integrated and low cost global producer of lithium and lithium compounds used in lithium ion batteries for electronic devices, alternative transportation vehicles and future energy storage technologies, meeting the significant growth in global demand for these products. Rockwood is also one of the largest global producers of surface

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

treatments and coatings for metal processing, servicing the automotive, aerospace and general industrial markets. The acquisition of Rockwood reflects our commitment to drive sustainable growth, creating one of the world’s premier specialty chemicals companies, with market-leading positions across four high-margin businesses: lithium, catalysts, bromine and surface treatment. On a combined basis, the Company is expected to drive growth through:

•	Continuing to penetrate lithium-based energy storage products, including e-mobility batteries and batteries for the automotive industry;

•
Capitalizing on attractive global trends in refinery catalysts, including the increasing demand for transportation fuels particularly in developing regions, as well as the demand for solutions to convert a range of feedstocks into high-value finished products;

•
Expanding within existing bromine markets driven by the proliferation of digital technology, offshore deep water drilling and mercury control emission reduction, along with growth driven by new bromine applications; and

•
Leveraging our position as a market-leading provider of surface treatment products and services to meet increasing customer demand for products with rigorous quality and performance standards and specifications.

As a result of the acquisition of Rockwood which was completed on January 12, 2015, beginning in the first quarter 2015 the Company’s consolidated results of operations will include the results of the acquired Rockwood businesses. The Company has not completed the detailed valuation work necessary to arrive at the required estimates of the fair value of the Rockwood assets acquired and liabilities assumed and the related allocation of purchase price. Our preliminary allocation of purchase price to the assets acquired and liabilities assumed, as well as pro forma financial information for the combined companies, will be included in our future filings.
Litigation Related to the Merger
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County (“Superior Court of New Jersey”) relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Superior Court of New Jersey relating to the Merger. Both suits named the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (“Thwaites I”), Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each named Rockwood, its former directors, and Albemarle as defendants. Thwaites II and the cases filed in Delaware also named Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contain substantially similar allegations, included allegations that Rockwood’s former board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders would receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of those of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits sought a variety of equitable relief, including enjoining the former Rockwood board of directors from proceeding with the proposed Merger unless they acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints would be due until after plaintiffs filed an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint which included allegations that the registration statement failed to disclose material information.
Plaintiffs in Thwaites II and in the Delaware consolidated action subsequently coordinated their litigation efforts, and the Delaware consolidated action was stayed pending the outcome of the Thwaites II litigation. In Thwaites II, the parties (including the Delaware plaintiffs) entered into a Memorandum of Understanding on November 6, 2014, provisionally settling all claims in the pending actions and declaring the parties’ intent to submit a settlement agreement for the court’s approval within 90 days. On December 2, 2014, the parties submitted a joint stipulation to extend the defendants’ time to respond to the amended complaint in Thwaites II until February 4, 2015. The parties executed a final Stipulation of Settlement and Release (“Stipulation”) on February 4, 2015, which will be submitted to the Superior Court of New Jersey for approval. In addition to extinguishing the current claims, the Stipulation contemplates broad releases of any and all actual and potential claims, whether known or unknown, by any member of the putative shareholder class against the defendants relating to or arising out of the Merger, the Merger Agreement, or the registration statement. Upon final approval of the settlement by the Superior Court of New Jersey, plaintiffs in the Delaware actions will move to dismiss the pending consolidated action with prejudice, thereby terminating the litigation.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time.
Other
On October 1, 2013, we acquired Cambridge Chemical Company, Ltd., for consideration of approximately $3.6 million. Cash payments related to this acquisition were $2.3 million in 2013.

NOTE 24—Operating Segments and Geographic Area Information:
Effective January 1, 2014, the Company’s assets and businesses were realigned under two operating segments to better align the Company’s resources to support its ongoing business strategy. The Performance Chemicals segment includes the Fire Safety Solutions, Specialty Chemicals and Fine Chemistry Services product categories, consolidating our bromine, mineral and custom manufacturing assets under one business unit. The Catalyst Solutions segment includes the Refinery Catalyst Solutions and Performance Catalyst Solutions product categories. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new structure also facilitates the continued standardization of business processes across the organization, is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions, and each segment president is responsible for execution of the segment’s business strategy.
Segment income represents segment operating profit and equity in net income of unconsolidated investments and is reduced by net income attributable to noncontrolling interests. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for all periods presented reflect the change in operating segments noted above, and segment results for all periods presented exclude discontinued operations as further described in Notes 1 and 2. Corporate & other includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to each segment and Corporate & other, whereas the remaining components of pension and OPEB benefits cost or credit are included in Corporate & other.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Net sales:
Performance Chemicals	$1,351,596	$1,392,664	$1,451,247
Catalyst Solutions	1,093,952	1,001,606	1,067,907
Total net sales	$2,445,548	$2,394,270	$2,519,154
Segment operating profit:
Performance Chemicals	$306,616	$334,275	$410,359
Catalyst Solutions	224,407	194,322	230,648
Total segment operating profit	531,023	528,597	641,007
Equity in net income of unconsolidated investments:
Performance Chemicals	10,068	8,875	6,416
Catalyst Solutions	25,674	22,854	31,651
Total equity in net income of unconsolidated investments	35,742	31,729	38,067
Net income attributable to noncontrolling interests:
Performance Chemicals	(27,590)	(26,663)	(18,571)
Corporate & other	—	—	(20)
Total net income attributable to noncontrolling interests	(27,590)	(26,663)	(18,591)
Segment income:
Performance Chemicals	289,094	316,487	398,204
Catalyst Solutions	250,081	217,176	262,299
Total segment income	539,175	533,663	660,503
Corporate & other(a)	(203,620)	81,439	(129,559)
Restructuring and other charges, net(b)	(25,947)	(33,361)	(111,685)
Acquisition and integration related costs(c)	(30,158)	—	—
Interest and financing expenses	(41,358)	(31,559)	(32,800)
Other (expenses) income, net	(16,761)	(6,674)	1,229
Income tax expense	(18,484)	(134,445)	(80,433)
(Loss) income from discontinued operations (net of tax)	(69,531)	4,108	4,281
Net income attributable to Albemarle Corporation	$133,316	$413,171	$311,536

(a)
For the years ended December 31, 2014, 2013 and 2012, Corporate & other includes $(127.2) million, $143.1 million and $(68.0) million, respectively, of pension and OPEB plan (costs) credits (including mark-to-market actuarial gains and losses).

(b)	See Note 20, “Restructuring and Other.”

(c)	See Note 23, “Acquisitions.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2014	2013	2012
		(In thousands)
Identifiable assets:
Performance Chemicals	$1,042,177	$1,129,838	$1,110,006
Catalyst Solutions	1,375,202	1,695,120	1,572,883
Corporate & other(a)	2,805,724	759,839	754,402
Total identifiable assets	$5,223,103	$3,584,797	$3,437,291
Goodwill:
Performance Chemicals	$42,282	$43,603	$43,519
Catalyst Solutions	200,980	240,600	233,447
Total goodwill	$243,262	$284,203	$276,966

(a)
As of December 31, 2014, Corporate & other included net proceeds received from the issuance of the 2014 Senior Notes, which, together with borrowings from our Commercial Paper Notes, Term Loan and Cash Bridge Facility, were used to finance the cash portion of the Merger Consideration, pay related fees and expenses and repay our senior notes which matured on February 1, 2015. See Note 13, “Long-Term Debt” and Note 23 “Acquisitions” for additional details about these transactions.

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Depreciation and amortization:
Performance Chemicals	$48,233	$43,472	$37,831
Catalyst Solutions	49,622	49,656	47,155
Discontinued Operations	3,165	12,054	12,120
Corporate & other	2,552	2,188	1,914
Total depreciation and amortization	$103,572	$107,370	$99,020
Capital expenditures:
Performance Chemicals	$48,831	$94,506	$156,648
Catalyst Solutions	61,721	60,326	122,746
Corporate & other	24	514	1,479
Total capital expenditures	$110,576	$155,346	$280,873

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Net Sales:
United States	$884,373	$933,182	$959,571
Foreign(a)	1,561,175	1,461,088	1,559,583
Total	$2,445,548	$2,394,270	$2,519,154

(a)	No sales in a foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2014	2013	2012
		(In thousands)
Long-Lived Assets:
United States	$698,863	$748,719	$735,269
Netherlands	167,965	193,775	192,540
Jordan	227,805	227,818	209,133
Brazil	59,474	78,078	85,353
Germany	75,813	86,175	72,797
China	5,310	41,858	39,542
France	37,347	34,523	32,305
Korea	80,362	86,827	81,962
United Kingdom	3,665	3,665	—
Other foreign countries	48,819	47,139	33,598
Total	$1,405,423	$1,548,577	$1,482,499
Net sales to external customers by product category in each of the segments consists of the following:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Performance Chemicals:
Fire Safety Solutions	$607,477	$620,972	$665,293
Specialty Chemicals	520,297	520,998	519,606
Fine Chemistry Services	223,822	250,694	266,348
Total Performance Chemicals	$1,351,596	$1,392,664	$1,451,247
Catalyst Solutions:
Refinery Catalyst Solutions	$844,221	$768,837	$794,933
Performance Catalyst Solutions	249,731	232,769	272,974
Total Catalyst Solutions	$1,093,952	$1,001,606	$1,067,907

NOTE 25—Consolidating Guarantor Financial Information:
The 2014 Senior Notes issued by Albemarle Corporation (the “Issuer”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by Albemarle Holdings Corporation and Albemarle Holdings II Corporation (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned subsidiaries of the Issuer. The guarantees are general senior unsecured obligations of the Guarantor Subsidiaries and rank equally in right of payment with all existing and future senior unsecured indebtedness and other obligations of the Guarantor Subsidiaries that are not, by their terms, otherwise expressly subordinated. The note guarantees will be released when the 4.625% Senior Notes assumed by Albemarle upon the acquisition of Rockwood are repaid or otherwise discharged.
The Company applies the equity method of accounting to its subsidiaries. For cash management purposes, the Company transfers cash between Issuer, Guarantor Subsidiaries and all other non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company’s outstanding debt, common stock dividends and common stock repurchases. The consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012 present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. There are no significant restrictions on the ability of the Issuer or the Guarantor Subsidiaries to obtain funds from subsidiaries by dividend or loan.
The following consolidating financial information presents the financial condition, results of operations and cash flows of the Issuer, Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with consolidating adjustments necessary to present Albemarle’s results on a consolidated basis, and should be read in conjunction with the notes to the consolidated

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

financial statements. Each entity in the consolidating financial information follows the same accounting policies as described in the notes to the consolidated financial statements.

Condensed Consolidating Balance Sheet
December 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,930,802	$—	$558,966	$—	$2,489,768
Trade accounts receivable, less allowance for doubtful accounts	91,849	—	293,363	—	385,212
Other accounts receivable	19,033	—	30,390	—	49,423
Intergroup receivable	74,102	—	18,097	(92,199)	—
Inventories	201,006	—	171,543	(14,188)	358,361
Other current assets	45,901	—	25,111	(4,926)	66,086
Total current assets	2,362,693	—	1,097,470	(111,313)	3,348,850
Property, plant and equipment, at cost	1,726,690	—	893,980	—	2,620,670
Less accumulated depreciation and amortization	1,047,372	—	341,430	—	1,388,802
Net property, plant and equipment	679,318	—	552,550	—	1,231,868
Investments	73,500	—	120,542	—	194,042
Investment in subsidiaries	1,551,071	—	—	(1,551,071)	—
Other assets	35,837	—	125,119	—	160,956
Goodwill	49,212	—	194,050	—	243,262
Other intangibles, net of amortization	20,834	—	23,291	—	44,125
Total assets	$4,772,465	$—	$2,113,022	$(1,662,384)	$5,223,103
Liabilities and Equity
Current liabilities:
Accounts payable	$122,479	$—	$109,226	$—	$231,705
Intergroup payable	18,097	—	74,102	(92,199)	—
Accrued expenses	84,619	—	81,555	—	166,174
Current portion of long-term debt	692,280	—	18,816	—	711,096
Dividends payable	21,458	—	—	—	21,458
Income taxes payable	1,396	—	7,944	113	9,453
Total current liabilities	940,329	—	291,643	(92,086)	1,139,886
Long-term debt	2,214,755	—	8,280	—	2,223,035
Postretirement benefits	56,424	—	—	—	56,424
Pension benefits	128,238	—	42,296	—	170,534
Other noncurrent liabilities	51,936	—	35,769	—	87,705
Deferred income taxes	21,318	—	35,566	—	56,884
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	780	—	6,808	(6,808)	780
Additional paid-in capital	10,447	—	553,172	(553,172)	10,447
Accumulated other comprehensive loss	(62,413)	—	(51,073)	51,073	(62,413)
Retained earnings	1,410,651	—	1,061,391	(1,061,391)	1,410,651
Total Albemarle Corporation shareholders’ equity	1,359,465	—	1,570,298	(1,570,298)	1,359,465
Noncontrolling interests	—	—	129,170	—	129,170
Total equity	1,359,465	—	1,699,468	(1,570,298)	1,488,635
Total liabilities and equity	$4,772,465	$—	$2,113,022	$(1,662,384)	$5,223,103

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet
December 31, 2013

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$88,476	$—	$388,763	$—	$477,239
Trade accounts receivable, less allowance for doubtful accounts	149,834	—	297,030	—	446,864
Other accounts receivable	11,812	—	33,282	—	45,094
Intergroup receivable	88,090	—	28,433	(116,523)	—
Inventories	219,390	—	234,975	(18,316)	436,049
Other current assets	52,457	—	28,979	(3,767)	77,669
Total current assets	610,059	—	1,011,462	(138,606)	1,482,915
Property, plant and equipment, at cost	1,999,398	—	972,686	—	2,972,084
Less accumulated depreciation and amortization	1,268,205	—	346,810	—	1,615,015
Net property, plant and equipment	731,193	—	625,876	—	1,357,069
Investments	69,616	—	142,562	—	212,178
Investment in subsidiaries	1,611,662	—	—	(1,611,662)	—
Other assets	18,621	—	141,608	—	160,229
Goodwill	49,212	—	234,991	—	284,203
Other intangibles, net of amortization	35,003	—	53,200	—	88,203
Total assets	$3,125,366	$—	$2,209,699	$(1,750,268)	$3,584,797
Liabilities and Equity
Current liabilities:
Accounts payable	$107,781	$—	$100,400	$—	$208,181
Intergroup payable	28,433	—	88,090	(116,523)	—
Accrued expenses	92,273	—	84,143		176,416
Current portion of long-term debt	99	—	24,455	—	24,554
Dividends payable	19,197	—	—	—	19,197
Income taxes payable	2,364	—	5,651	—	8,015
Total current liabilities	250,147	—	302,739	(116,523)	436,363
Long-term debt	1,035,977	—	18,333	—	1,054,310
Postretirement benefits	53,903	—	—	—	53,903
Pension benefits	20,931	—	36,716	—	57,647
Other noncurrent liabilities	61,095	—	49,515	—	110,610
Deferred income taxes	75,952	—	53,236	—	129,188
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	801	—	6,807	(6,807)	801
Additional paid-in capital	9,957	—	549,265	(549,265)	9,957
Accumulated other comprehensive income	116,245	—	111,038	(111,038)	116,245
Retained earnings	1,500,358	—	966,635	(966,635)	1,500,358
Total Albemarle Corporation shareholders’ equity	1,627,361	—	1,633,745	(1,633,745)	1,627,361
Noncontrolling interests	—	—	115,415	—	115,415
Total equity	1,627,361	—	1,749,160	(1,633,745)	1,742,776
Total liabilities and equity	$3,125,366	$—	$2,209,699	$(1,750,268)	$3,584,797

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
Year Ended December 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,565,965	$—	$1,565,241	$(685,658)	$2,445,548
Cost of goods sold	1,095,072	—	1,269,415	(689,787)	1,674,700
Gross profit	470,893	—	295,826	4,129	770,848
Selling, general and administrative expenses	252,098	—	103,037	—	355,135
Research and development expenses	55,856	—	32,454	—	88,310
Restructuring and other charges, net	9,871	—	16,076	—	25,947
Acquisition and integration related costs	30,158	—	—	—	30,158
Intercompany service fee	26,123	—	(26,123)	—	—
Operating profit	96,787	—	170,382	4,129	271,298
Interest and financing expenses	(41,361)	—	3	—	(41,358)
Other expenses, net	(10,534)	—	(6,227)	—	(16,761)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	44,892	—	164,158	4,129	213,179
Income tax expense	5,464	—	11,513	1,507	18,484
Income from continuing operations before equity in net income of unconsolidated investments	39,428	—	152,645	2,622	194,695
Equity in net income of unconsolidated investments (net of tax)	6,956	—	28,786	—	35,742
Net income from continuing operations	46,384	—	181,431	2,622	230,437
Loss from discontinued operations (net of tax)	(19,373)	—	(50,158)	—	(69,531)
Equity in undistributed earnings of subsidiaries	106,305	—	—	(106,305)	—
Net income	133,316	—	131,273	(103,683)	160,906
Net income attributable to noncontrolling interests	—	—	(27,590)	—	(27,590)
Net income attributable to Albemarle Corporation	$133,316	$—	$103,683	$(103,683)	$133,316

Condensed Consolidating Statement of Comprehensive Loss
Year Ended December 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$133,316	$—	$131,273	$(103,683)	$160,906
Total other comprehensive loss, net of tax	(178,658)	—	(163,199)	163,119	(178,738)
Comprehensive loss	(45,342)	—	(31,926)	59,436	(17,832)
Comprehensive income attributable to noncontrolling interests	—	—	(27,510)	—	(27,510)
Comprehensive loss attributable to Albemarle Corporation	$(45,342)	$—	$(59,436)	$59,436	$(45,342)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
Year Ended December 31, 2013

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,563,483	$—	$1,437,664	$(606,877)	$2,394,270
Cost of goods sold	1,025,989	—	1,131,158	(613,348)	1,543,799
Gross profit	537,494	—	306,506	6,471	850,471
Selling, general and administrative expenses	60,818	—	97,371	—	158,189
Research and development expenses	51,794	—	30,452	—	82,246
Restructuring and other charges, net	23,880	—	9,481	—	33,361
Intercompany service fee	18,038	—	(18,038)	—	—
Operating profit	382,964	—	187,240	6,471	576,675
Interest and financing expenses	(33,537)	—	1,978	—	(31,559)
Intergroup interest and financing expenses	(87)	—	87	—	—
Other (expenses) income, net	(9,281)	—	2,607	—	(6,674)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	340,059	—	191,912	6,471	538,442
Income tax expense	128,645	—	3,436	2,364	134,445
Income from continuing operations before equity in net income of unconsolidated investments	211,414	—	188,476	4,107	403,997
Equity in net income of unconsolidated investments (net of tax)	6,940	—	24,789	—	31,729
Net income from continuing operations	218,354	—	213,265	4,107	435,726
Income (loss) from discontinued operations (net of tax)	6,906	—	(2,798)	—	4,108
Equity in undistributed earnings of subsidiaries	187,911	—	—	(187,911)	—
Net income	413,171	—	210,467	(183,804)	439,834
Net income attributable to noncontrolling interests	—	—	(26,663)	—	(26,663)
Net income attributable to Albemarle Corporation	$413,171	$—	$183,804	$(183,804)	$413,171

Condensed Consolidating Statement of Comprehensive Income (Loss)
Year Ended December 31, 2013

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$413,171	$—	$210,467	$(183,804)	$439,834
Total other comprehensive income (loss), net of tax	30,981	—	(264,363)	264,719	31,337
Comprehensive income (loss)	444,152	—	(53,896)	80,915	471,171
Comprehensive income attributable to noncontrolling interests	—	—	(27,019)	—	(27,019)
Comprehensive income (loss) attributable to Albemarle Corporation	$444,152	$—	$(80,915)	$80,915	$444,152

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income
Year Ended December 31, 2012

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,726,884	$—	$1,560,043	$(767,773)	$2,519,154
Cost of goods sold	1,093,330	—	1,297,875	(770,894)	1,620,311
Gross profit	633,554	—	262,168	3,121	898,843
Selling, general and administrative expenses	204,029	—	104,427	—	308,456
Research and development expenses	47,763	—	31,156	—	78,919
Restructuring and other charges, net	12,711	—	98,974	—	111,685
Intercompany service fee	26,132	—	(26,132)	—	—
Operating profit	342,919	—	53,743	3,121	399,783
Interest and financing expenses	(33,193)	—	393	—	(32,800)
Other (expenses) income, net	(2,731)	—	3,960	—	1,229
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	306,995	—	58,096	3,121	368,212
Income tax expense (benefit)	80,444	—	(1,150)	1,139	80,433
Income from continuing operations before equity in net income of unconsolidated investments	226,551	—	59,246	1,982	287,779
Equity in net income of unconsolidated investments (net of tax)	8,863	—	29,204	—	38,067
Net income from continuing operations	235,414	—	88,450	1,982	325,846
Income (loss) from discontinued operations (net of tax)	8,987	—	(4,706)	—	4,281
Equity in undistributed earnings of subsidiaries	67,135	—	—	(67,135)	—
Net income	311,536	—	83,744	(65,153)	330,127
Net income attributable to noncontrolling interests	—	—	(18,591)	—	(18,591)
Net income attributable to Albemarle Corporation	$311,536	$—	$65,153	$(65,153)	$311,536

Condensed Consolidating Statement of Comprehensive Income
Year Ended December 31, 2012

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$311,536	$—	$83,744	$(65,153)	$330,127
Total other comprehensive income, net of tax	24,935	—	44,721	(44,824)	24,832
Comprehensive income	336,471	—	128,465	(109,977)	354,959
Comprehensive income attributable to noncontrolling interests	—	—	(18,488)	—	(18,488)
Comprehensive income attributable to Albemarle Corporation	$336,471	$—	$109,977	$(109,977)	$336,471

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement Of Cash Flows
Year Ended December 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	227,426	—	273,176	(7,993)	492,609
Cash flows from investing activities:
Capital expenditures	(81,624)	—	(28,952)	—	(110,576)
Cash proceeds from divestitures, net	97,523	—	7,195	—	104,718
Payment for settlement of interest rate swap	(33,425)	—	—	—	(33,425)
Sales of (investments in) marketable securities, net	668	—	(19)	—	649
Long-term advances to joint ventures	—	—	(7,499)	—	(7,499)
Net cash used in investing activities	(16,858)	—	(29,275)	—	(46,133)
Cash flows from financing activities:
Proceeds from issuance of senior notes	1,888,197	—	—	—	1,888,197
Repayments of long-term debt	(108)	—	(5,909)	—	(6,017)
Other borrowings (repayments), net	4,178	—	(10,003)	—	(5,825)
Dividends paid to shareholders	(84,102)	—	—	—	(84,102)
Dividends paid to noncontrolling interests	—	—	(15,535)	—	(15,535)
Intercompany dividends paid	—	—	(7,993)	7,993	—
Repurchases of common stock	(150,000)	—	—	—	(150,000)
Proceeds from exercise of stock options	2,713	—	—	—	2,713
Excess tax benefits realized from stock-based compensation arrangements	826	—	—	—	826
Withholding taxes paid on stock-based compensation award distributions	(3,284)	—	—	—	(3,284)
Debt financing costs	(17,644)	—	—	—	(17,644)
Net cash provided by (used in) financing activities	1,640,776	—	(39,440)	7,993	1,609,329
Net effect of foreign exchange on cash and cash equivalents	(9,018)	—	(34,258)	—	(43,276)
Increase in cash and cash equivalents	1,842,326	—	170,203	—	2,012,529
Cash and cash equivalents at end of year	$1,930,802	$—	$558,966	$—	$2,489,768

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement Of Cash Flows
Year Ended December 31, 2013

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$145,999	$—	$331,697	$—	$477,696
Cash flows from operating activities:
Net cash provided by operating activities	270,179	—	177,806	(15,126)	432,859
Cash flows from investing activities:
Capital expenditures	(79,441)	—	(75,905)	—	(155,346)
Cash payments related to acquisitions and other	(250)	—	(2,315)	—	(2,565)
Sales of (investments in) marketable securities, net	186	—	(17)	—	169
Proceeds from intercompany investing related activity	47,393	—	43,850	(91,243)	—
Intercompany investing related payments	—	—	(43,850)	43,850	—
Net cash used in investing activities	(32,112)	—	(78,237)	(47,393)	(157,742)
Cash flows from financing activities:
Repayments of long-term debt	(117,097)	—	(18,636)	—	(135,733)
Proceeds from borrowings of long-term debt	117,000	—	—	—	117,000
Other borrowings, net	363,000	—	35,544	—	398,544
Dividends paid to shareholders	(78,107)	—	—	—	(78,107)
Dividends paid to noncontrolling interests	—	—	(10,014)	—	(10,014)
Intercompany dividends paid	—	—	(15,126)	15,126	—
Repurchases of common stock	(582,298)	—	—	—	(582,298)
Proceeds from exercise of stock options	5,553	—	—	—	5,553
Excess tax benefits realized from stock-based compensation arrangements	3,266	—	—	—	3,266
Withholding taxes paid on stock-based compensation award distributions	(6,149)	—	—	—	(6,149)
Debt financing costs	(108)	—	—	—	(108)
Proceeds from intercompany financing related activity	43,850	—	—	(43,850)	—
Intercompany financing related payments	(43,850)	—	(47,393)	91,243	—
Net cash used in financing activities	(294,940)	—	(55,625)	62,519	(288,046)
Net effect of foreign exchange on cash and cash equivalents	(650)	—	13,122	—	12,472
(Decrease) increase in cash and cash equivalents	(57,523)	—	57,066	—	(457)
Cash and cash equivalents at end of year	$88,476	$—	$388,763	$—	$477,239

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement Of Cash Flows
Year Ended December 31, 2012

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$47,018	$—	$422,398	$—	$469,416
Cash flows from operating activities:
Net cash provided by operating activities	342,173	—	189,511	(42,918)	488,766
Cash flows from investing activities:
Capital expenditures	(136,299)	—	(144,574)	—	(280,873)
Cash payments related to acquisitions and other	(3,072)	—	(288)	—	(3,360)
Cash proceeds from divestitures, net	—	—	9,646	—	9,646
Investments in marketable securities, net	(1,607)	—	(8)	—	(1,615)
Long-term advances to joint ventures	(2,459)	—	(22,500)	—	(24,959)
Proceeds from intercompany investing related activity	39,851	—	—	(39,851)	—
Intercompany investing related payments	(33,809)	—	—	33,809	—
Net cash used in investing activities	(137,395)	—	(157,724)	(6,042)	(301,161)
Cash flows from financing activities:
Repayments of long-term debt	(86)	—	(14,304)	—	(14,390)
Other borrowings (repayments), net	144	—	(49,565)	—	(49,421)
Dividends paid to shareholders	(69,113)	—	—	—	(69,113)
Dividends paid to noncontrolling interests	—	—	(7,628)	—	(7,628)
Intercompany dividends paid	—	—	(42,918)	42,918	—
Repurchases of common stock	(63,575)	—	—	—	(63,575)
Proceeds from exercise of stock options	21,148	—	—	—	21,148
Excess tax benefits realized from stock-based compensation arrangements	14,809	—	—	—	14,809
Withholding taxes paid on stock-based compensation award distributions	(9,124)	—	—	—	(9,124)
Proceeds from intercompany financing related activity	—	—	33,809	(33,809)	—
Intercompany financing related payments	—	—	(39,851)	39,851	—
Net cash used in financing activities	(105,797)	—	(120,457)	48,960	(177,294)
Net effect of foreign exchange on cash and cash equivalents	—	—	(2,031)	—	(2,031)
Increase (decrease) in cash and cash equivalents	98,981	—	(90,701)	—	8,280
Cash and cash equivalents at end of year	$145,999	$—	$331,697	$—	$477,696

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2014
Net sales	$599,843	$604,721	$642,418	$598,566
Gross profit	$195,599	$207,363	$205,446	$162,440
Restructuring and other charges, net(a)	$17,000	$3,332	$293	$5,322
Acquisition and integration related costs(b)	$—	$4,843	$10,261	$15,054
Net income (loss) from continuing operations	$66,004	$89,404	$88,019	$(12,990)
Loss from discontinued operations (net of tax)(c)	(1,769)	(60,025)	(6,679)	(1,058)
Net income attributable to noncontrolling interests	(7,652)	(6,932)	(8,546)	(4,460)
Net income (loss) attributable to Albemarle Corporation	$56,583	$22,447	$72,794	$(18,508)
Basic earnings (loss) per share:
Continuing operations	$0.73	$1.05	$1.02	$(0.22)
Discontinued operations	(0.02)	(0.76)	(0.09)	(0.02)
	$0.71	$0.29	$0.93	$(0.24)

Shares used to compute basic earnings per share	79,735	78,662	78,244	78,144
Diluted earnings (loss) per share:
Continuing operations	$0.73	$1.04	$1.01	$(0.22)
Discontinued operations	(0.02)	(0.76)	(0.08)	(0.02)
	$0.71	$0.28	$0.93	$(0.24)

Shares used to compute diluted earnings per share	80,112	79,091	78,659	78,545

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2013
Net sales	$586,597	$576,842	$591,196	$639,635
Gross profit	$195,911	$191,670	$209,611	$253,279
Restructuring and other charges, net(a)	$—	$—	$—	$33,361
Net income from continuing operations	$87,681	$88,500	$97,313	$162,232
Income (loss) from discontinued operations (net of tax)	1,835	2,628	531	(886)
Net income attributable to noncontrolling interests	(5,529)	(8,389)	(7,332)	(5,413)
Net income attributable to Albemarle Corporation	$83,987	$82,739	$90,512	$155,933
Basic earnings (loss) per share:
Continuing operations	$0.93	$0.95	$1.10	$1.93
Discontinued operations	0.02	0.03	0.01	(0.01)
	$0.95	$0.98	$1.11	$1.92

Shares used to compute basic earnings per share	88,719	84,028	81,385	81,226
Diluted earnings (loss) per share:
Continuing operations	$0.92	$0.95	$1.10	$1.92
Discontinued operations	0.02	0.03	0.01	(0.01)
	$0.94	$0.98	$1.11	$1.91

Shares used to compute diluted earnings per share	89,236	84,489	81,852	81,713

(a)	See Note 20, “Restructuring and Other.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)	See Note 23, “Acquisitions.”

(c)
Included in Loss from discontinued operations (net of tax) for the year ended December 31, 2014 is $(65.7) million related to the loss on the sale of our antioxidant, ibuprofen and propofol businesses and assets, the majority of which was recorded in the second quarter. See Note 2, “Discontinued Operations.”

As discussed in Note 1, “Summary of Significant Accounting Policies,” actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. During the year ended December 31, 2014, actuarial losses were recognized as follows: first quarter—$15.4 million ($9.8 million after income taxes) as a result of the remeasurement of the assets and obligations of (i) our U.S. defined benefit plan which covers non-represented employees, and (ii) our SERP, in connection with the realignment of of our operating segments effective January 1, 2014 and related workforce reduction plan; third quarter—$2.8 million ($1.8 million after income taxes) as a result of the remeasurement of the assets and obligations of one of our U.S. defined benefit plans for represented employees which was part of the businesses and assets we divested on September 1, 2014; fourth quarter—$112.6 million ($71.8 million after income taxes) as a result of the annual remeasurement process. During the year ended December 31, 2013, actuarial gains were recognized as follows: fourth quarter—$139.0 million ($88.3 million after income taxes) as a result of the annual remeasurement process.

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
Design and Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be contained in the Proxy Statement and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 in Part I of this Annual Report, is incorporated herein by reference.
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

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 20, 2014. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
Additional information will be contained in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this Item 11 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 58 to 119:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income, Comprehensive (Loss) Income, Changes in Equity and Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

2.1
Agreement and Plan of Merger, dated as of July 15, 2014, among Albemarle Corporation, Albemarle Holdings Corporation and Rockwood Holdings, Inc. [filed as Exhibit 2.1 to the Company’s Form S-4/A (No. 333-198415), filed on September 23, 2014, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

3.1
Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-119723) and incorporated herein by reference].

3.2
Albemarle Corporation Amended and Restated Bylaws, effective January 12, 2015 [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 12, 2015, and incorporated herein by reference].

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

4.3
Form of Global Security for the 4.50% Senior Notes due 2020 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

4.4
Third Supplemental Indenture, dated as of November 24, 2014, among Albemarle Corporation, Albemarle Holdings Corporation, Albemarle Holdings II Corporation and U.S. Bank National Association, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 24, 2014, and incorporated herein by reference].

4.5
Form of Global Security for the 3.000% Senior Notes due 2019 [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 24, 2014, and incorporated herein by reference.

4.6
Form of Global Security for the 4.150% Senior Notes due 2024 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 24, 2014, and incorporated herein by reference.

4.7
Form of Global Security for the 5.450% Senior Notes due 2044 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 24, 2014, and incorporated herein by reference.

*4.8	Form of Global Security for the 1.875% Senior Notes due 2021.

4.9
Third Supplemental Indenture, dated as of January 29, 2015, among Albemarle Corporation, Rockwood Specialties Group, Inc., and Wells Fargo Bank, National Association, as trustee [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 29, 2015, and incorporated herein by reference].

4.10
Fourth Supplemental Indenture, dated as of January 29, 2015, among Albemarle Corporation, Rockwood Holdings, Inc. (as successor by merger to Albemarle Holdings Corporation), Rockwood Specialties Group, Inc. (as successor by merger to Albemarle Holdings II Corporation), The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor to The Bank of New York, and U.S. Bank National Association, as successor trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on January 29, 2015, and incorporated herein by reference].

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

Albemarle Corporation and Subsidiaries

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

10.6	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.7	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.8	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.9
Notice of Performance-Based Restricted Stock Unit Award [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.10	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.11	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.12	Notice of TSR Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

*10.13	Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005.

*10.14	First Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 1, 2010.

*10.15	Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 18, 2011.

*10.16	Third Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 2, 2013.

10.17
Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.18	Form of Severance Compensation Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 12, 2011, and incorporated herein by reference].

10.19
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

10.22
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

*10.23	Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013.

*10.24	First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014.

10.25
Credit Agreement, dated as of August 15, 2014, among Albemarle Corporation, as borrower, and certain of the Albemarle Corporation’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Form S-4 (No. 333-198415) filed on August 28, 2014, and incorporated herein by reference].

10.26
First Amendment to Credit Agreement, dated as of August 15, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.2 to the Company’s Form S-4 (No. 333-198415) filed on August 28, 2014, and incorporated herein by reference].

10.27
Cash Bridge Credit Agreement, dated as of December 2, 2014, among Albemarle Corporation, as Borrower, The Lenders Party Thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.28
Consent, dated November 24, 2014, of Bank of America, N.A., as Administrative Agent, to Albemarle Corporation, regarding the Credit Agreement, dated as of February 7, 2014 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.29
Consent, dated November 24, 2014, of Bank of America, N.A., as Administrative Agent, to Albemarle Corporation, regarding the Credit Agreement, dated as of August 15, 2014 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

*10.30
First Amendment to Credit Agreement (Term Loan), dated as of December 22, 2014, among Albemarle Corporation, as borrower, and certain of the Albemarle Corporation’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent.

*10.31
Second Amendment to Credit Agreement and Increase of Aggregate Commitments, dated as of December 22, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent.

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act, as amended.

Albemarle Corporation and Subsidiaries

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Five-Year Summary.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, furnished in XBRL (eXtensible Business Reporting Language))

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

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
(Luther C. Kissam IV)
President, Chief Executive Officer and Director
Dated: February 27, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2015.

Signature	Title

/S/ LUTHER C. KISSAM IV	President, Chief Executive Officer and Director (principal executive
(Luther C. Kissam IV)	officer)

/S/ SCOTT A. TOZIER	Senior Vice President, Chief Financial Officer (principal financial officer)
(Scott A. Tozier)

/S/ DONALD J. LABAUVE, JR.	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(Donald J. LaBauve, Jr.)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ DOUGLAS L. MAINE	Director
(Douglas L. Maine)

/S/ J. KENT MASTERS	Director
(J. Kent Masters)

/S/ JIM W. NOKES	Chairman of the Board
(Jim W. Nokes)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)