Form 10-Q
period 2015-03-31
ALBEMARLE CORP
filed 2015-05-11
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 30, 2015: 112,186,098

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$884,404	$599,843
Cost of goods sold	625,938	404,244
Gross profit	258,466	195,599
Selling, general and administrative expenses	135,765	78,104
Research and development expenses	26,492	22,572
Restructuring and other charges, net	—	17,000
Acquisition and integration related costs	59,523	—
Operating profit	36,686	77,923
Interest and financing expenses	(35,746)	(8,773)
Other income, net	49,957	1,143
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	50,897	70,293
Income tax expense	14,140	13,190
Income from continuing operations before equity in net income of unconsolidated investments	36,757	57,103
Equity in net income of unconsolidated investments (net of tax)	10,392	8,901
Net income from continuing operations	47,149	66,004
Loss from discontinued operations (net of tax)	—	(1,769)
Net income	47,149	64,235
Net income attributable to noncontrolling interests	(4,034)	(7,652)
Net income attributable to Albemarle Corporation	$43,115	$56,583

Basic earnings (loss) per share:
Continuing operations	$0.40	$0.73
Discontinued operations	—	(0.02)
	$0.40	$0.71
Diluted earnings (loss) per share:
Continuing operations	$0.40	$0.73
Discontinued operations	—	(0.02)
	$0.40	$0.71

Weighted-average common shares outstanding – basic	108,130	79,735
Weighted-average common shares outstanding – diluted	108,464	80,112
Cash dividends declared per share of common stock	$0.29	$0.275
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$47,149	$64,235
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(354,571)	(5,258)
Pension and postretirement benefits	2	(301)
Net investment hedge	54,046	—
Interest rate swap	527	(4,011)
Other	27	35
Total other comprehensive loss, net of tax	(299,969)	(9,535)
Comprehensive (loss) income	(252,820)	54,700
Comprehensive income attributable to noncontrolling interests	(3,934)	(7,435)
Comprehensive (loss) income attributable to Albemarle Corporation	$(256,754)	$47,265
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$261,421	$2,489,768
Trade accounts receivable, less allowance for doubtful accounts (2015 – $1,991; 2014 – $1,563)	626,965	385,212
Other accounts receivable	83,033	49,423
Inventories	620,177	358,361
Other current assets	94,947	66,086
Total current assets	1,686,543	3,348,850
Property, plant and equipment, at cost	4,021,633	2,620,670
Less accumulated depreciation and amortization	1,404,606	1,388,802
Net property, plant and equipment	2,617,027	1,231,868
Investments	652,972	194,042
Other assets	180,212	160,956
Goodwill	2,709,670	243,262
Other intangibles, net of amortization	1,948,335	44,125
Total assets	$9,794,759	$5,223,103
Liabilities And Equity
Current liabilities:
Accounts payable	$340,815	$231,705
Accrued expenses	553,947	166,174
Current portion of long-term debt	471,809	711,096
Dividends payable	32,261	21,458
Income taxes payable	57,512	9,453
Total current liabilities	1,456,344	1,139,886
Long-term debt	3,541,312	2,223,035
Postretirement benefits	55,298	56,424
Pension benefits	451,192	170,534
Other noncurrent liabilities	241,971	87,705
Deferred income taxes	801,312	56,884
Commitments and contingencies (Notes 2, 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 112,185 in 2015 and 78,031 in 2014	1,122	780
Additional paid-in capital	2,049,309	10,447
Accumulated other comprehensive loss	(362,282)	(62,413)
Retained earnings	1,421,234	1,410,651
Total Albemarle Corporation shareholders’ equity	3,109,383	1,359,465
Noncontrolling interests	137,947	129,170
Total equity	3,247,330	1,488,635
Total liabilities and equity	$9,794,759	$5,223,103
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					43,115	43,115	4,034	47,149
Other comprehensive loss				(299,869)		(299,869)	(100)	(299,969)
Cash dividends declared					(32,532)	(32,532)	—	(32,532)
Stock-based compensation and other			3,863			3,863		3,863
Exercise of stock options	4,000	—	90			90		90
Tax benefit related to stock plans			(125)			(125)		(125)
Issuance of common stock, net	58,064	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550	—	2,036,550
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Shares withheld for withholding taxes associated with common stock issuances	(20,707)	—	(1,174)			(1,174)		(1,174)
Balance at March 31, 2015	112,184,945	$1,122	$2,049,309	$(362,282)	$1,421,234	$3,109,383	$137,947	$3,247,330

Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					56,583	56,583	7,652	64,235
Other comprehensive loss				(9,318)		(9,318)	(217)	(9,535)
Cash dividends declared					(21,873)	(21,873)	—	(21,873)
Stock-based compensation and other			3,099			3,099		3,099
Exercise of stock options	41,680	—	1,281			1,281		1,281
Shares repurchased	(623,248)	(6)	(8,842)		(41,152)	(50,000)		(50,000)
Tax benefit related to stock plans			586			586		586
Issuance of common stock, net	119,685	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(46,667)	(1)	(2,967)			(2,968)		(2,968)
Balance at March 31, 2014	79,544,292	$795	$3,113	$106,927	$1,493,916	$1,604,751	$122,850	$1,727,601
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash and cash equivalents at beginning of year	$2,489,768	$477,239
Cash flows from operating activities:
Net income	47,149	64,235
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	63,986	27,809
Write-offs associated with restructuring and other	—	3,000
Stock-based compensation	4,912	3,402
Excess tax benefits realized from stock-based compensation arrangements	(23)	(586)
Equity in net income of unconsolidated investments (net of tax)	(10,392)	(8,901)
Dividends received from unconsolidated investments and nonmarketable securities	3,048	3,085
Pension and postretirement (benefit) expense	(1,458)	16,669
Pension and postretirement contributions	(5,986)	(2,540)
Unrealized gain on investments in marketable securities	(462)	(635)
Deferred income taxes	(32,845)	4,139
Working capital changes	28,881	39,826
Other, net	(51,019)	(330)
Net cash provided by operating activities	45,791	149,173
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(2,051,645)	—
Acquisition of remaining interest in Shanghai Chemetall, net of cash acquired	(45,550)	—
Capital expenditures	(56,741)	(23,667)
Decrease in restricted cash	57,550	—
Sales of marketable securities, net	1,557	2,151
Proceeds from repayment of advance to joint venture	2,156	—
Net cash used in investing activities	(2,092,673)	(21,516)
Cash flows from financing activities:
Repayments of long-term debt	(1,326,263)	(101)
Proceeds from borrowings of long-term debt	1,000,000	—
Other borrowings (repayments), net	167,571	(8,434)
Dividends paid to shareholders	(21,730)	(19,582)
Repurchases of common stock	—	(50,000)
Proceeds from exercise of stock options	90	1,255
Excess tax benefits realized from stock-based compensation arrangements	23	586
Withholding taxes paid on stock-based compensation award distributions	(1,174)	(2,968)
Debt financing costs	(1,164)	(1,370)
Net cash used in financing activities	(182,647)	(80,614)
Net effect of foreign exchange on cash and cash equivalents	1,182	(239)
(Decrease) increase in cash and cash equivalents	(2,228,347)	46,804
Cash and cash equivalents at end of period	$261,421	$524,043
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, and our consolidated statements of income, consolidated statements of comprehensive (loss) income, consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. The December 31, 2014 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.
As described further in Note 2, “Acquisitions,” we completed our acquisition of Rockwood Holdings, Inc. (“Rockwood”) on January 12, 2015. The unaudited condensed consolidated financial statements contained herein include the results of operations of Rockwood, commencing on January 13, 2015.
NOTE 2—Acquisitions:
On July 15, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all the outstanding shares of Rockwood (the “Merger”). On January 12, 2015 (the “Acquisition Closing Date”), we completed the acquisition of Rockwood for a purchase price of approximately $5.7 billion. As a result, Rockwood became a wholly-owned subsidiary of Albemarle. The cash consideration was funded with proceeds from our 2014 Senior Notes, Term Loan, Cash Bridge Facility and February 2014 Credit Agreement, each of which is more fully described in Item 8 Financial Statements and Supplementary Data—Note 13, “Long-Term Debt,” in our Annual Report on Form 10-K for the year ended December 31, 2014. The fair value of the equity consideration was based on the closing price of Albemarle’s common stock on the Acquisition Closing Date of $59.70 per share, as reported on the New York Stock Exchange.
Pursuant to the Merger Agreement, at the Acquisition Closing Date each issued and outstanding share of Rockwood common stock, par value $0.01 per share, (other than shares owned directly or indirectly by Albemarle, Rockwood or the Merger Sub, as defined in the Merger Agreement, and Appraisal Shares as defined in the Merger Agreement) was canceled and extinguished and converted into the right to receive (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, par value $0.01 per share, (the “Merger Consideration”). Pursuant to the Merger Agreement, equity awards relating to shares of Rockwood’s common stock were canceled and converted into the right to receive the cash value of the Merger Consideration. On the Acquisition Closing Date, we issued approximately 34.1 million shares of Albemarle common stock.
Subsequent to the acquisition of Rockwood, Albemarle continues to be a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We are a leading integrated and low cost global producer of lithium and lithium compounds used in lithium ion batteries for electronic devices, alternative transportation vehicles and energy storage technologies, meeting the significant growth in global demand for these products. We are also one of the largest global producers of surface treatments and coatings for metal processing, servicing the automotive, aerospace and general industrial markets.
Net sales and Net income attributable to Albemarle Corporation for the three months ended March 31, 2015 include approximately $328.8 million and $8.9 million, respectively, attributable to the businesses acquired from Rockwood from January 13, 2015 through March 31, 2015. Also, our consolidated statement of income for the three months ended March 31, 2015 includes $57.4 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs) and $2.1 million of costs in connection with other significant projects.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $2.6 billion and was recorded as goodwill.
The following table summarizes the consideration paid for Rockwood and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Purchase price:
Cash paid	$3,606,784
Shares issued	2,036,550
Appraisal shares	74,934
Total purchase price	$5,718,268
Net assets acquired:
Cash and cash equivalents	$1,555,139
Trade and other accounts receivable	266,363
Inventories	292,435
Other current assets	86,275
Property, plant and equipment	1,429,024
Investments	549,263
Other assets	28,243
Definite-lived intangible assets:
Patents and technology	226,650
Trade names and trademarks	363,120
Customer lists and relationships	1,339,860
Indefinite-lived intangible assets	27,130
Current liabilities	(414,342)
Long-term debt	(1,319,132)
Pension benefits	(316,835)
Other noncurrent liabilities	(166,167)
Deferred income taxes	(853,634)
Total identifiable net assets	3,093,392
Goodwill	2,624,876
Total net assets acquired	$5,718,268
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, investments, intangible assets, environmental liabilities, appraisal shares, legal reserves, contingent liabilities, and other assets and liabilities. The fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings. If the actual results

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization of intangible assets in subsequent periods.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.
The weighted-average amortization periods for the intangible assets acquired are 17 years for patents and technology, 24 years for trade names and trademarks and 24 years for customer lists and relationships. The weighted average amortization period for all definite-lived intangible assets acquired is 23 years.
Long-term debt assumed primarily includes Rockwood’s 4.625% senior notes with an aggregate principal amount of $1.25 billion and a fair value adjustment of approximately $43.7 million related to the senior notes. The fair value adjustment was based primarily on reported market values using Level 1 inputs.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2015 and 2014 assume that the Merger occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and taxes. Pro forma amounts for the three months ended March 31, 2015 and 2014 were adjusted to include these costs. The pro forma amounts for the three months ended March 31, 2015 were adjusted to exclude approximately $57.4 million of nonrecurring acquisition and integration related costs and approximately $48.2 million of charges related to the utilization of the inventory markup as further described in Note 11. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Merger. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Pro forma Net sales	$917,734	$954,340
Pro forma Net income from continuing operations	$122,145	$60,730
Litigation Related to the Merger
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County (“Superior Court of New Jersey”) relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Superior Court of New Jersey relating to the Merger. Both suits named the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (“Thwaites I”), Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each named Rockwood, its former directors, and Albemarle as defendants. Thwaites II and the cases filed in Delaware also named Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contained substantially similar allegations, included allegations that Rockwood’s former board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders would receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of those of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits sought a variety of equitable relief, including enjoining the former Rockwood board of directors from proceeding with the proposed Merger unless they acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints would be due until after plaintiffs filed an amended

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint which included allegations that the registration statement failed to disclose material information.
Plaintiffs in Thwaites II and in the Delaware consolidated action subsequently coordinated their litigation efforts, and the Delaware consolidated action was stayed pending the outcome of the Thwaites II litigation. In Thwaites II, the parties (including the Delaware plaintiffs) entered into a Memorandum of Understanding on November 6, 2014, provisionally settling all claims in the pending actions and declaring the parties’ intent to submit a settlement agreement for the court’s approval within 90 days. On December 2, 2014, the parties submitted a joint stipulation to extend the defendants’ time to respond to the amended complaint in Thwaites II until February 4, 2015. The parties executed a final Stipulation of Settlement and Release (“Stipulation”) on February 4, 2015. In addition to extinguishing the current claims, the Stipulation contemplates broad releases of any and all actual and potential claims, whether known or unknown, by any member of the putative shareholder class against the defendants relating to or arising out of the Merger, the Merger Agreement, or the registration statement. On February 26, 2015, plaintiffs filed a motion for preliminary approval of the settlement, which was unopposed. The Superior Court of New Jersey granted the motion on March 31, 2015, and scheduled the final settlement hearing for July 30, 2015 at 2:00 p.m. In accordance with the terms of the Stipulation and the Court’s Order preliminarily approving the settlement, notice of the settlement and final hearing date was provided to former Rockwood stockholders on April 14, 2015. On April 28, 2015, plaintiffs filed a motion for final approval of the settlement. Upon final approval of the settlement by the Superior Court of New Jersey, plaintiffs in the Delaware actions will move to dismiss the pending consolidated action with prejudice, thereby terminating the litigation.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. Fact discovery has commenced and remains ongoing. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time. Included in Accrued expenses in our condensed consolidated balance sheet at March 31, 2015 is an estimated liability of $74.9 million in connection with this portion of the Merger Consideration. The fair value of the liability was considered a Level 2 measurement as the value was based on inputs other than quoted prices that are observable for the liability.
Acquisition of Remaining Interest in Shanghai Chemetall Chemicals Co., Ltd.
On January 29, 2015, we acquired the remaining 40% interest in Shanghai Chemetall Chemicals Co., Ltd., (“Shanghai Chemetall”) for approximately $57.6 million ($45.6 million net of cash acquired), the proceeds of which came from the release of restricted cash acquired from Rockwood at closing. As of the acquisition date, Shanghai Chemetall became a wholly-owned subsidiary of Albemarle and is being consolidated into the Chemetall® Surface Treatment segment. The purchase price and the fair value of our equity interest immediately before the date of acquisition (approximately $60 million) have been allocated to the net assets acquired at the acquisition date. The purchase price allocation, including the residual amount allocated to goodwill, is preliminary and subject to change based on the finalization of the valuation of assets and liabilities and the fair value of the previously held equity investment.
NOTE 3—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$243,262
Acquisition of Rockwood	2,624,876
Acquisition of remaining interest in Shanghai Chemetall	18,168
Foreign currency translation	(176,636)
Balance at March 31, 2015	$2,709,670

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2015 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2014	$48,479	$17,555	$40,398	$23,441	$129,873
Acquisition of Rockwood	1,339,860	363,120	226,650	27,130	1,956,760
Acquisition of remaining interest in Shanghai Chemetall	76,537	—	1,328	—	77,865
Foreign currency translation adjustments and other	(64,318)	(27,723)	(19,855)	(2,538)	(114,434)
Balance at March 31, 2015	$1,400,558	$352,952	$248,521	$48,033	$2,050,064
Accumulated Amortization
Balance at December 31, 2014	(22,931)	(7,912)	(32,831)	(22,074)	(85,748)
Amortization	(13,003)	(3,521)	(3,282)	(107)	(19,913)
Foreign currency translation adjustments and other	1,318	380	1,765	469	3,932
Balance at March 31, 2015	$(34,616)	$(11,053)	$(34,348)	$(21,712)	$(101,729)
Net Book Value at December 31, 2014	$25,548	$9,643	$7,567	$1,367	$44,125
Net Book Value at March 31, 2015	$1,365,942	$341,899	$214,173	$26,321	$1,948,335
Total estimated amortization expense of other intangibles acquired in the Rockwood acquisition for the next five years is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$64,560
2016	$86,080
2017	$86,080
2018	$86,080
2019	$86,080
As discussed in Note 2, “Acquisitions,” amounts of goodwill and other intangibles recorded in connection with the Rockwood and Shanghai Chemetall acquisitions are preliminary. Additionally, the preliminary allocation of goodwill and identifiable assets to our reportable segments has not been completed as of the date the financial statements have been issued.

NOTE 4—Foreign Exchange:
Foreign exchange transaction gains were $52.4 million for the three-month period ended March 31, 2015 and are included in Other income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows. These gains are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
NOTE 5—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2015 was 27.8%, compared to 18.8% for the three-month period ended March 31, 2014. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2015 and 2014 periods is mainly due to the impact of earnings from outside the U.S. Our effective income tax rate in the 2015 period was affected by $3.2 million of discrete tax expense items related mainly to U.S. tax provision to return adjustments, and by the OPEB plan termination gain described in Note 12, while our effective income tax rate in the 2014 period was impacted by a tax benefit of approximately $5.8 million related to the restructuring charges described in Note 15, and by the pension plan actuarial loss described in Note 12.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month periods ended March 31, 2015 and 2014 are calculated as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$47,149	$66,004
Net income from continuing operations attributable to noncontrolling interests	(4,034)	(7,652)
Net income from continuing operations attributable to Albemarle Corporation	$43,115	$58,352
Denominator:
Weighted-average common shares for basic earnings per share(a)	108,130	79,735
Basic earnings per share from continuing operations	$0.40	$0.73

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$47,149	$66,004
Net income from continuing operations attributable to noncontrolling interests	(4,034)	(7,652)
Net income from continuing operations attributable to Albemarle Corporation	$43,115	$58,352
Denominator:
Weighted-average common shares for basic earnings per share(a)	108,130	79,735
Incremental shares under stock compensation plans	334	377
Weighted-average common shares for diluted earnings per share(a)	108,464	80,112
Diluted earnings per share from continuing operations	$0.40	$0.73

(a)	2015 includes the impact of 34,113 shares issued in connection with the Rockwood acquisition.
On February 24, 2015, the Company increased the regular quarterly dividend by 5% to $0.29 per share and declared a cash dividend of said amount for the first quarter of 2015, which was paid on April 1, 2015 to shareholders of record at the close of business as of March 16, 2015. On May 5, 2015, the Company declared a cash dividend of $0.29 per share, which is payable on July 1, 2015 to shareholders of record at the close of business as of June 16, 2015.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Finished goods	$412,391	$262,769
Raw materials	97,287	53,152
Work in process	58,136	—
Stores, supplies and other	52,363	42,440
Total inventories	$620,177	$358,361

NOTE 8—Investments:
The Company holds a 49% equity interest in Talison Lithium Pty. Ltd. (“Talison”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Talison, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”). However, the Company does not consolidate Talison as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Talison, which is our most significant VIE, was $444.8 million at March 31, 2015. The Company’s aggregate net investment in all other

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $32.9 million and $6.2 million at March 31, 2015 and December 31, 2014, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 9—Long-Term Debt:
Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
1.875% Senior notes, net of unamortized discount of $5,717 at March 31, 2015 and $6,605 at December 31, 2014	$758,438	$844,315
3.00% Senior notes, net of unamortized discount of $291 at March 31, 2015 and $306 at December 31, 2014	249,709	249,694
4.15% Senior notes, net of unamortized discount of $1,403 at March 31, 2015 and $1,439 at December 31, 2014	423,597	423,561
4.50% Senior notes, net of unamortized discount of $1,793 at March 31, 2015 and $1,871 at December 31, 2014	348,207	348,129
4.625% Senior notes, including unamortized premium of $42,102 at March 31, 2015	1,291,442	—
5.10% Senior notes, net of unamortized discount of $3 at December 31, 2014	—	324,997
5.45% Senior notes, net of unamortized discount of $1,020 at March 31, 2015 and $1,029 at December 31, 2014	348,980	348,971
Commercial paper notes	461,717	367,178
Fixed-rate foreign borrowings	10,679	1,958
Variable-rate foreign bank loans	38,390	25,139
Variable-rate domestic bank loans	59,880	—
Capital lease obligations	21,994	—
Miscellaneous	88	189
Total long-term debt	4,013,121	2,934,131
Less amounts due within one year	471,809	711,096
Long-term debt, less current portion	$3,541,312	$2,223,035
The cash consideration paid in connection with the acquisition of Rockwood was funded with proceeds from senior notes we issued in 2014 (the “2014 Senior Notes”) and borrowings in January 2015 consisting of the following: (a) $1.0 billion under our August 15, 2014 term loan credit agreement (the “Term Loan”); (b) $800.0 million under our senior unsecured cash bridge facility (the “Cash Bridge Facility”); and (c) $250.0 million under our revolving credit agreement (the “February 2014 Credit Agreement”). In the first quarter of 2015, amounts borrowed under the Term Loan, Cash Bridge Facility and February 2014 Credit Agreement in connection with the Rockwood acquisition were repaid in full. Such repayments were made with a combination of existing cash, cash acquired from Rockwood, cash from operations and borrowings under our commercial paper program. For further details about the 2014 Senior Notes, Term Loan, Cash Bridge Facility and the February 2014 Credit Agreement, see Item 8 Financial Statements and Supplementary Data—Note 13, “Long-Term Debt,” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bear interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and mature on October 15, 2020. The carrying amount of these senior notes at March 31, 2015 includes an unamortized premium of $42.1 million which originated from an adjustment to fair value upon our assumption of the notes from Rockwood. The effective interest rate of the notes is approximately 3.95%. The 4.625% senior notes rank equally with all of our other senior unsecured indebtedness from time to time outstanding. We may redeem some or all of these senior notes prior to their maturity, subject to certain restrictions and the payment of an applicable make-whole premium in certain instances.
Our $325.0 million aggregate principal amount of senior notes, which were issued on January 20, 2005 and bore interest at a rate of 5.10%, matured and were repaid on February 1, 2015. These senior notes were classified as Current portion of long-term debt at December 31, 2014.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Current portion of long-term debt at March 31, 2015 consists primarily of commercial paper notes with a weighted-average interest rate of approximately 0.87% and a weighted-average maturity of 21 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During three months ended March 31, 2015, a gain of $54.0 million (net of income taxes) was recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
During the three months ended March 31, 2015, we expensed the remaining $2.3 million of structuring and underwriting fees paid in 2014 for bridge financing arrangements in connection with the Rockwood acquisition. This amount is included in Other income, net, in our consolidated statement of income for the three months ended March 31, 2015. Also, during the three months ended March 31, 2015, we paid $1.2 million of debt financing costs that were accrued at December 31, 2014, primarily related to the 2014 Senior Notes issued in the fourth quarter of 2014.

NOTE 10—Commitments and Contingencies:
In connection with the closing of the Rockwood acquisition on January 12, 2015, we have become liable for both recorded and unrecorded contingencies of Rockwood. We are not aware of any unrecorded contingencies assumed in connection with the Rockwood acquisition whose ultimate outcome will have a material adverse effect on our consolidated results of operations, financial condition or cash flows on an annual basis, although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period. We believe that amounts recorded are adequate for known items which might become due in the current year.
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2015, as follows (in thousands):

Beginning balance at December 31, 2014	$9,235
Expenditures	(975)
Acquisition of Rockwood	31,391
Accretion of discount	111
Revisions of estimates	8
Foreign currency translation	(2,426)
Ending balance at March 31, 2015	37,344
Less amounts reported in Accrued expenses	5,009
Amounts reported in Other noncurrent liabilities	$32,335
As part of the Rockwood acquisition, we assumed $31.4 million of environmental remediation liabilities globally, the majority of which relate to sites in Germany and the U.S. where the Company is currently operating groundwater monitoring and/or remediation systems. For certain locations where the Company is operating these groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility. Environmental remediation liabilities assumed as part of the Rockwood acquisition includes discounted liabilities of $21.4 million, discounted at rates ranging from 2.8% to 4.3%, with the undiscounted amount totaling $34.5 million.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, in excess of amounts already recorded, could be up to approximately $22 million before income taxes.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period.
Asset Retirement Obligations
The following is a summary of the activity in our asset retirement obligations for the three months ended March 31, 2015 (in thousands):

Beginning Balance at December 31, 2014	$15,085
Acquisition of Rockwood	17,362
Accretion of discount	230
Revisions of estimates	52
Foreign currency translation	(49)
Ending balance at March 31, 2015	$32,680
Our asset retirement obligations are recorded in Other noncurrent liabilities in the condensed consolidated balance sheets. Asset retirement obligations assumed through the acquisition of Rockwood primarily relate to post-closure reclamation of sites involved in the surface mining and manufacturing of lithium.
Litigation
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
Indemnities
We are indemnified by third parties in connection with certain matters related to acquired and divested businesses. Although we believe that the financial condition of those parties who may have indemnification obligations to the Company is generally sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities.
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses that Rockwood divested prior to the Acquisition Closing Date. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.
Other
We have contracts with certain of our customers, which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.
Also, see Note 2, “Acquisitions” for a discussion about litigation in connection with the acquisition of Rockwood.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 11—Segment Information:
As a result of the Rockwood acquisition, we have realigned our organizational structure under three reportable segments. Our new reportable business segments consist of the following: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. The Performance Chemicals segment includes the Lithium, PCS and Bromine product categories. The Refining Solutions segment consists of the Company’s Heavy Oil Upgrading and Clean Fuels Technologies product categories. The Chemetall Surface Treatment segment consists of the Surface Treatment product category.
Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new business structure aligns with the markets and customers we serve through each of the segments. The new structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2014 have been recast to reflect the change in segments noted above and a change in our measure of segment profit or loss to adjusted EBITDA as discussed below. Segment results for all periods presented exclude discontinued operations as further described in Note 17.
During the first quarter we announced our intention to pursue strategic alternatives for three operating segments - Minerals, Fine Chemistry Services and Metal Sulfides, which together comprise the “All Other” category. All three operating segments have been and are expected to continue to be profitable, but do not fit into any of our core businesses subsequent to the acquisition of Rockwood. We expect to use the cash generated from the sale of these businesses to reduce the debt incurred for the acquisition of Rockwood. We have considered the accounting guidance in Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, and determined that the relevant asset groups did not meet the criteria to be accounted for as assets held for sale as of the balance sheet date.
The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Beginning in 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net sales:
Performance Chemicals	$388,366	$275,897
Refining Solutions	179,166	194,661
Chemetall Surface Treatment	192,091	—
All Other	122,369	129,285
Corporate	2,412	—
Total net sales	$884,404	$599,843

Adjusted EBITDA:
Performance Chemicals	$130,528	$73,385
Refining Solutions	42,193	61,034
Chemetall Surface Treatment	46,004	—
All Other	13,564	20,695
Corporate	33,339	(19,084)
Total Adjusted EBITDA	$265,628	$136,030

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2015
Adjusted EBITDA	$130,528	$42,193	$46,004	$218,725	$13,564	$33,339	$265,628
Depreciation and amortization	(30,283)	(8,110)	(18,196)	(56,589)	(5,498)	(1,899)	(63,986)
Utilization of inventory markup(a)	(28,582)	—	(16,953)	(45,535)	(2,651)	—	(48,186)
Acquisition and integration related costs(b)	—	—	—	—	—	(59,523)	(59,523)
Interest and financing expenses	—	—	—	—	—	(35,746)	(35,746)
Income tax expense	—	—	—	—	—	(14,140)	(14,140)
Non-operating pension and OPEB items	—	—	—	—	—	3,509	3,509
Other(c)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$71,663	$34,083	$10,855	$116,601	$5,415	$(78,901)	$43,115
Three months ended March 31, 2014
Adjusted EBITDA	$73,385	$61,034	$—	$134,419	$20,695	$(19,084)	$136,030
Depreciation and amortization(d)	(12,056)	(8,680)	—	(20,736)	(3,364)	(544)	(24,644)
Restructuring and other charges, net(e)	—	—	—	—	—	(17,000)	(17,000)
Interest and financing expenses	—	—	—	—	—	(8,773)	(8,773)
Income tax expense	—	—	—	—	—	(13,190)	(13,190)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(1,769)	(1,769)
Non-operating pension and OPEB items	—	—	—	—	—	(14,071)	(14,071)
Net income (loss) attributable to Albemarle Corporation	$61,329	$52,354	$—	$113,683	$17,331	$(74,431)	$56,583

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended March 31, 2015, $40.3 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $7.9 million, related to the utilization of the inventory markup.

(b)	See Note 2, “Acquisitions.”

(c)	Financing-related fees expensed in the 2015 period in connection with the acquisition of Rockwood.

(d)	Excludes discontinued operations.

(e)	See Note 15, “Restructuring and Other.”

NOTE 12—Pension Plans and Other Postretirement Benefits:
In connection with the acquisition of Rockwood, in the first quarter of 2015 we assumed the obligations of various defined benefit pension plans that were maintained by Rockwood which cover certain employees, primarily in the U.S., the United Kingdom and Germany. The majority of the plans’ assets are invested in diversified equity mutual funds, government and corporate bonds and other fixed income funds.
The following table sets forth the benefit obligations, plan assets, funded status and weighted-average assumption percentages for the defined benefit pension plans acquired in the Rockwood acquisition, as of the Acquisition Closing Date (in thousands):

	U.S.	Foreign
Benefit obligation	$39,126	$417,312
Fair value of plan assets	29,314	110,289
Funded status	$(9,812)	$(307,023)

Weighted-average assumption percentages:
Discount rate	4.09%	2.36%
Expected return on plan assets	6.03%	5.78%
Rate of compensation increase	—%	2.79%
The current forecast of benefit payments related to the defined benefit pension plans acquired in the Rockwood acquisition, which reflect expected future service, amounts to (in millions):

	U.S.	Foreign
Remainder of 2015	$1.4	$12.0
2016	$1.6	$16.4
2017	$1.7	$16.0
2018	$1.9	$16.8
2019	$2.0	$16.9
2020-2024	$11.1	$89.8
For the remainder of 2015, contributions related to the defined benefit pension plans acquired in the Rockwood acquisition are expected to be approximately $3.4 million.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2015 and 2014 are shown the table below. The 2015 period includes results of the plans we acquired in the Rockwood acquisition.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Pension Benefits Cost (Credit):
Service cost	$1,979	$2,841
Interest cost	9,564	8,169
Expected return on assets	(11,082)	(10,205)
Actuarial loss(a)	—	15,432
Amortization of prior service benefit	30	(273)
Total net pension benefits cost	$491	$15,964
Postretirement Benefits Cost (Credit):
Service cost	$66	$54
Interest cost	668	760
Expected return on assets	(65)	(85)
Amortization of prior service benefit	(24)	(24)
Settlements/curtailments(b)	(2,594)	—
Total net postretirement benefits cost (credit)	$(1,949)	$705
Total net pension and postretirement benefits cost (credit)	$(1,458)	$16,669

(a)
In connection with a realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. This workforce reduction triggered a net curtailment gain of approximately $0.8 million in the first quarter of 2014 for our U.S. defined benefit plan which covers non-represented employees and our supplemental executive retirement plan (SERP). In connection with the curtailment, we were required to remeasure the related assets and obligations for these two plans. As of the January 31, 2014 remeasurement date, the weighted-average discount rate for all of our domestic pension plans was 4.97% compared to 5.14% at December 31, 2013. Taking into account the discount rate reduction and actual return on plan assets through January 31, 2014, we recorded a mark-to-market actuarial loss (net of the curtailment gain) of $15.4 million in the first quarter of 2014 related to these two plans.

(b)
We assumed responsibility for one domestic OPEB plan in connection with the acquisition of Rockwood which covered a small number of active employees and retirees. This plan was terminated in the first quarter of 2015 and provisions were made for the affected employees and retirees to receive benefits under an existing plan. A gain of $2.6 million was recognized in the first quarter of 2015 related to the termination of this plan.

During the three-month periods ended March 31, 2015 and 2014, we made contributions of $4.5 million and $1.1 million, respectively, to our qualified and nonqualified pension plans.
We paid $1.5 million and $1.4 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2015 and 2014, respectively.
Multiemployer Plan
Certain current and former employees of Rockwood participate in a multiemployer plan in Germany, the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”), that provides monthly payments in the case of disability, death or retirement. The risks of participating in a multiemployer plan are different from single-employer plans in the following ways: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, and (b) if a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by remaining participating employers.
Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2014, the most recent year-end date of the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our contributions to this plan were €0.3 million (approximately $0.4 million) during the three months ended March 31, 2015. As of the most recent year-end date of the plan, Rockwood’s contributions in 2014 represented more than 5% of total contributions to the DN Pensionskasse in 2014.
The DN Pensionskasse was subject to a financial improvement plan (“FIP”) which expired at the end of 2014. The solvency requirements of the FIP have been met as of December 31, 2014.
NOTE 13—Fair Value of Financial Instruments:
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

	March 31, 2015		December 31, 2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$4,013,121	$4,142,435	$2,934,131	$2,994,935
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional values totaling $364.9 million and $479.9 million, respectively. Our foreign currency forward contracts outstanding at March 31, 2015 and December 31, 2014 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. At March 31, 2015, $0.1 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts, and at December 31, 2014, $0.6 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month periods ended March 31, 2015 and 2014, we recognized losses of $(20.4) million, and $(1.1) million, respectively, in Other income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income, net. Also, for the three-month periods ended March 31, 2015 and 2014, we recorded $20.4 million and $1.1 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $(19.7) million and $(0.8) million, respectively, in Other, net in our condensed consolidated statements of cash flows.
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

NOTE 14—Fair Value Measurement:
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2015. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,073	$21,073	$—	$—
Private equity securities(b)	$1,806	$21	$—	$1,785
Foreign currency forward contracts(c)	$19	$—	$19	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,073	$21,073	$—	$—
Liability for appraisal shares(d)	$74,934	$—	$74,934	$—
Foreign currency forward contracts(c)	$93	$—	$93	$—

	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,168	$22,168	$—	$—
Private equity securities(b)	$1,806	$21	$—	$1,785
Foreign currency forward contracts(c)	$631	$—	$631	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,168	$22,168	$—	$—

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

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other income, net, in our consolidated statements of income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

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

(d)	See Note 2, “Acquisitions.”

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$1,785	$750
Total unrealized losses included in earnings relating to assets still held at the reporting date	—	(33)
Ending balance	$1,785	$717

NOTE 15—Restructuring and Other:
During the first quarter of 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $14.0 million for contract termination and volume commitments. Additionally, in the first quarter of 2014 we recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million. In the fourth quarter of 2014 we concluded the contract termination agreement which resulted in an additional charge of $6.5 million ($4.3 million after income taxes). At March 31, 2015, a remaining amount of $12.5 million related to this agreement is included in Accrued expenses.
NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Other	Total
Three months ended March 31, 2015
Balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)
Other comprehensive (loss) income before reclassifications	(354,571)	—	54,046	—	—	(300,525)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	—	527	27	556
Other comprehensive (loss) income, net of tax	(354,571)	2	54,046	527	27	(299,969)
Other comprehensive loss attributable to noncontrolling interests	100	—	—	—	—	100
Balance at March 31, 2015	$(406,735)	$2	$65,430	$(20,435)	$(544)	$(362,282)
Three months ended March 31, 2014
Balance at December 31, 2013	$116,465	$487	$—	$—	$(707)	$116,245
Other comprehensive loss before reclassifications	(5,258)	—	—	(4,011)	—	(9,269)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(301)	—	—	35	(266)
Other comprehensive (loss) income, net of tax	(5,258)	(301)	—	(4,011)	35	(9,535)
Other comprehensive loss attributable to noncontrolling interests	217	—	—	—	—	217
Balance at March 31, 2014	$111,424	$186	$—	$(4,011)	$(672)	$106,927

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 12, “Pension Plans and Other Postretirement Benefits.”

(b)	The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income is included in interest expense.
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014 is provided in the following (in thousands):

	Three Months Ended March 31,
	2015					2014
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other	Foreign Currency Translation	Pension and Postretirement Benefits	Interest Rate Swap	Other
Other comprehensive (loss) income, before tax	$(387,812)	$6	$85,577	$834	$18	$(4,723)	$(297)	$(6,319)	$54
Income tax benefit (expense)	33,241	(4)	(31,531)	(307)	9	(535)	(4)	2,308	(19)
Other comprehensive (loss) income, net of tax	$(354,571)	$2	$54,046	$527	$27	$(5,258)	$(301)	$(4,011)	$35

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 17—Discontinued Operations:
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. On September 1, 2014, the Company closed the sale of these businesses and assets and received net proceeds of $104.7 million. A working capital settlement of $7.6 million (recorded in Other accounts receivable at December 31, 2014) was received in the first quarter of 2015. Financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for the 2014 period shown below. A summary of results of discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales	$—	$56,836

Loss from discontinued operations	$—	$(2,513)
Income tax benefit	—	(744)
Loss from discontinued operations (net of tax)	$—	$(1,769)

NOTE 18—Recently Issued Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed the criteria for reporting discontinued operations and modifies related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modified the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements became effective on January 1, 2015. The impact of these new requirements is dependent on the nature of dispositions, if any, after adoption.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Early adoption is permitted, including adoption in an interim period. We are assessing the impact of these amendments on our financial statements.
In April 2015, the FASB issued accounting guidance that changes the balance sheet presentation of debt issuance costs. The guidance requires debt issuance costs relating to a recognized debt liability to be presented as a direct deduction from the carrying amount of the associated debt liability in the balance sheet. This new requirement will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted. We are assessing the impact of this new requirement on our financial statements.
In April 2015, the FASB issued accounting guidance that, among other things, provides for a practical expedient related to interim period remeasurements of defined benefit plan assets and obligations. The practical expedient permits entities to remeasure plan assets and obligations using the month-end that is closest to the date of the actual event. Disclosure of such election and related month-end remeasurement date is required. This guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied prospectively. Early application is permitted. We do not expect this guidance to have a significant impact on our financial statements.
In April 2015, the FASB issued accounting guidance which clarifies the proper method of accounting for fees paid in a cloud computing arrangement. The guidance requires software licenses included in a cloud computing arrangement to be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This new requirement will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. We are assessing the impact of this new requirement on our financial statements.

NOTE 19—Consolidating Guarantor Financial Information:
The 2014 Senior Notes issued by Albemarle Corporation (the “Issuer”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by Rockwood Holdings, Inc. (“RHI”) and Rockwood Specialties Group, Inc. (“RSGI”) (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned subsidiaries of the Issuer. The guarantees are general senior unsecured obligations of the Guarantor Subsidiaries and rank equally in right of payment with all existing and future senior unsecured indebtedness and other obligations of the Guarantor Subsidiaries that are not, by their terms, otherwise expressly subordinated. The note guarantees will be released when the 4.625% senior notes assumed by Albemarle upon the acquisition of Rockwood are repaid or otherwise discharged.
The Company applies the equity method of accounting to its subsidiaries. For cash management purposes, the Company transfers cash among the Issuer, Guarantor Subsidiaries and all other non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company’s outstanding debt, common stock dividends and common stock repurchases. The consolidating statements of cash flows for the periods included herein present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. There are no significant restrictions on the ability of the Issuer or the Guarantor Subsidiaries to obtain funds from subsidiaries by dividend or loan.
The following consolidating financial information presents the financial condition, results of operations and cash flows of the Issuer, Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries, together with consolidating adjustments necessary to present Albemarle’s results on a consolidated basis, and should be read in conjunction with the notes to the condensed consolidated financial statements. Each entity in the consolidating financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$378,172	$—	$687,615	$(181,383)	$884,404
Cost of goods sold	258,124	—	546,776	(178,962)	625,938
Gross profit	120,048	—	140,839	(2,421)	258,466
Selling, general and administrative expenses	40,517	—	95,248	—	135,765
Research and development expenses	13,368	—	13,124	—	26,492
Acquisition and integration related costs	38,880	—	20,643	—	59,523
Intercompany service fee	5,665	—	(5,665)	—	—
Operating profit	21,618	—	17,489	(2,421)	36,686
Interest and financing expenses	(26,656)	(10,771)	1,681	—	(35,746)
Intergroup interest and financing expenses	(5,914)	9,061	(3,147)	—	—
Other income (expenses), net	28,568	(50,052)	71,441	—	49,957
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	17,616	(51,762)	87,464	(2,421)	50,897
Income tax expense (benefit)	10,892	(6,928)	11,068	(892)	14,140
Income (loss) from continuing operations before equity in net income of unconsolidated investments	6,724	(44,834)	76,396	(1,529)	36,757
Equity in net income of unconsolidated investments (net of tax)	2,019	—	8,373	—	10,392
Net income (loss) from continuing operations	8,743	(44,834)	84,769	(1,529)	47,149
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	34,372	62,630	8,898	(105,900)	—
Net income	43,115	17,796	93,667	(107,429)	47,149
Net income attributable to noncontrolling interests	—	—	(4,034)	—	(4,034)
Net income attributable to Albemarle Corporation	$43,115	$17,796	$89,633	$(107,429)	$43,115

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$43,115	$17,796	$93,667	$(107,429)	$47,149
Total other comprehensive loss, net of tax	(299,869)	(496,500)	(635,434)	1,131,834	(299,969)
Comprehensive loss	(256,754)	(478,704)	(541,767)	1,024,405	(252,820)
Comprehensive income attributable to noncontrolling interests	—	—	(3,934)	—	(3,934)
Comprehensive loss attributable to Albemarle Corporation	$(256,754)	$(478,704)	$(545,701)	$1,024,405	$(256,754)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$376,324	$—	$383,831	$(160,312)	$599,843
Cost of goods sold	261,593	—	303,361	(160,710)	404,244
Gross profit	114,731	—	80,470	398	195,599
Selling, general and administrative expenses	55,769	—	22,335	—	78,104
Research and development expenses	14,156	—	8,416	—	22,572
Restructuring and other charges, net	3,000	—	14,000	—	17,000
Intercompany service fee	5,070	—	(5,070)	—	—
Operating profit	36,736	—	40,789	398	77,923
Interest and financing expenses	(8,798)	—	25	—	(8,773)
Other income, net	208	—	935	—	1,143
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	28,146	—	41,749	398	70,293
Income tax expense	10,371	—	2,674	145	13,190
Income from continuing operations before equity in net income of unconsolidated investments	17,775	—	39,075	253	57,103
Equity in net income of unconsolidated investments (net of tax)	1,936	—	6,965	—	8,901
Net income from continuing operations	19,711	—	46,040	253	66,004
Loss from discontinued operations (net of tax)	(413)	—	(1,356)	—	(1,769)
Equity in undistributed earnings of subsidiaries	37,285	—	—	(37,285)	—
Net income	56,583	—	44,684	(37,032)	64,235
Net income attributable to noncontrolling interests	—	—	(7,652)	—	(7,652)
Net income attributable to Albemarle Corporation	$56,583	$—	$37,032	$(37,032)	$56,583

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$56,583	$—	$44,684	$(37,032)	$64,235
Total other comprehensive loss, net of tax	(9,318)	—	(5,262)	5,045	(9,535)
Comprehensive income	47,265	—	39,422	(31,987)	54,700
Comprehensive income attributable to noncontrolling interests	—	—	(7,435)	—	(7,435)
Comprehensive income attributable to Albemarle Corporation	$47,265	$—	$31,987	$(31,987)	$47,265

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,263	$2,054	$257,104	$—	$261,421
Trade accounts receivable, less allowance for doubtful accounts	105,835	—	521,130	—	626,965
Other accounts receivable	12,518	23,216	47,299	—	83,033
Intergroup receivable	56,069	49	40,953	(97,071)	—
Inventories	201,563	—	431,877	(13,263)	620,177
Other current assets	88,100	—	104,692	(97,845)	94,947
Total current assets	466,348	25,319	1,403,055	(208,179)	1,686,543
Property, plant and equipment, at cost	1,737,949	—	2,283,684	—	4,021,633
Less accumulated depreciation and amortization	1,060,877	—	343,729	—	1,404,606
Net property, plant and equipment	677,072	—	1,939,955	—	2,617,027
Investments	74,362	4,891	573,719	—	652,972
Investment in subsidiaries	6,963,998	11,104,115	6,368,690	(24,436,803)	—
Other assets	28,247	12,319	152,245	(12,599)	180,212
Goodwill	49,214	—	2,660,456	—	2,709,670
Other intangibles, net of amortization	20,282	—	1,928,053	—	1,948,335
Intergroup receivable	—	3,311,271	1,817,653	(5,128,924)	—
Total assets	$8,279,523	$14,457,915	$16,843,826	$(29,786,505)	$9,794,759
Liabilities and Equity
Current liabilities:
Accounts payable	$119,879	$—	$220,936	$—	$340,815
Intergroup payable	40,939	36	56,096	(97,071)	—
Accrued expenses	154,992	119,221	279,734	—	553,947
Current portion of long-term debt	461,767	—	10,042	—	471,809
Dividends payable	32,261	—	—	—	32,261
Income taxes payable	—	97,845	58,404	(98,737)	57,512
Total current liabilities	809,838	217,102	625,212	(195,808)	1,456,344
Long-term debt	2,218,848	1,291,442	31,022	—	3,541,312
Postretirement benefits	55,578	—	—	(280)	55,298
Pension benefits	125,659	—	325,533	—	451,192
Intergroup payable	1,804,370	1,016,759	2,307,795	(5,128,924)	—
Other noncurrent liabilities	52,263	58,970	130,738	—	241,971
Deferred income taxes	103,584	—	710,047	(12,319)	801,312
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	1,122	—	6,808	(6,808)	1,122
Additional paid-in capital	2,049,309	12,352,346	12,117,045	(24,469,391)	2,049,309
Accumulated other comprehensive loss	(362,282)	(496,500)	(686,412)	1,182,912	(362,282)
Retained earnings	1,421,234	17,796	1,138,091	(1,155,887)	1,421,234
Total Albemarle Corporation shareholders’ equity	3,109,383	11,873,642	12,575,532	(24,449,174)	3,109,383
Noncontrolling interests	—	—	137,947	—	137,947
Total equity	3,109,383	11,873,642	12,713,479	(24,449,174)	3,247,330
Total liabilities and equity	$8,279,523	$14,457,915	$16,843,826	$(29,786,505)	$9,794,759

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Three Months Ended March 31, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$1,930,802	$—	$558,966	$—	$2,489,768
Cash flows from operating activities:
Net cash provided by (used in) operating activities	46,397	(18,121)	26,593	(9,078)	45,791
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(3,597,083)	159,409	1,386,029	—	(2,051,645)
Acquisition of remaining interest in Shanghai Chemetall, net of cash acquired	—	—	(45,550)	—	(45,550)
Capital expenditures	(19,876)	—	(36,865)	—	(56,741)
Decrease in restricted cash	—	—	57,550	—	57,550
Sales of marketable securities, net	1,557	—	—	—	1,557
Proceeds from repayment of advance to joint venture	2,156	—	—	—	2,156
Proceeds from intercompany investing related activity	—	891,290	82	(891,372)	—
Intercompany investing related payments	—	(1,028,367)	(1,175,700)	2,204,067	—
Net cash (used in) provided by investing activities	(3,613,246)	22,332	185,546	1,312,695	(2,092,673)
Cash flows from financing activities:
Repayments of long-term debt	(1,325,102)	—	(1,161)	—	(1,326,263)
Proceeds from borrowings of long-term debt	1,000,000	—	—	—	1,000,000
Other borrowings (repayments), net	184,418	—	(16,847)	—	167,571
Dividends paid to shareholders	(21,730)	—	—	—	(21,730)
Intercompany dividends paid	—	—	(9,078)	9,078	—
Proceeds from exercise of stock options	90	—	—	—	90
Excess tax benefits realized from stock-based compensation arrangements	23	—	—	—	23
Withholding taxes paid on stock-based compensation award distributions	(1,174)	—	—	—	(1,174)
Debt financing costs	(1,164)	—	—	—	(1,164)
Proceeds from intercompany financing related activity	1,829,770	—	374,297	(2,204,067)	—
Intercompany financing related payments	(28,039)	(82)	(863,251)	891,372	—
Net cash provided by (used in) financing activities	1,637,092	(82)	(516,040)	(1,303,617)	(182,647)
Net effect of foreign exchange on cash and cash equivalents	1,218	(2,075)	2,039	—	1,182
(Decrease) increase in cash and cash equivalents	(1,928,539)	2,054	(301,862)	—	(2,228,347)
Cash and cash equivalents at end of period	$2,263	$2,054	$257,104	$—	$261,421

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Three Months Ended March 31, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	58,984	—	90,189	—	149,173
Cash flows from investing activities:
Capital expenditures	(14,325)	—	(9,342)	—	(23,667)
Sales of (investments in) marketable securities, net	2,163	—	(12)	—	2,151
Net cash used in investing activities	(12,162)	—	(9,354)	—	(21,516)
Cash flows from financing activities:
Repayments of long-term debt	(101)	—	—	—	(101)
Other borrowings (repayments), net	—		(8,434)	—	(8,434)
Dividends paid to shareholders	(19,582)	—	—	—	(19,582)
Repurchases of common stock	(50,000)	—	—	—	(50,000)
Proceeds from exercise of stock options	1,255	—	—	—	1,255
Excess tax benefits realized from stock-based compensation arrangements	586	—	—	—	586
Withholding taxes paid on stock-based compensation award distributions	(2,968)	—	—	—	(2,968)
Debt financing costs	(1,370)	—	—	—	(1,370)
Net cash used in financing activities	(72,180)	—	(8,434)	—	(80,614)
Net effect of foreign exchange on cash and cash equivalents	—		(239)	—	(239)
(Decrease) increase in cash and cash equivalents	(25,358)	—	72,162	—	46,804
Cash and cash equivalents at end of period	$63,118	$—	$460,925	$—	$524,043

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The 4.625% senior notes issued in September 2012 by RSGI (the “Issuer”) are fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by Albemarle Corporation (the “Parent Company Guarantor”) and RHI (the “Guarantor Subsidiary,” and together with the Parent Company Guarantor, the “Guarantors”). The guarantees are general senior unsecured obligations of the Guarantors and rank equally in right of payment with all existing and future senior unsecured indebtedness and other obligations of the Guarantors that are not, by their terms, otherwise expressly subordinated. The note guarantees will be released when the 4.625% senior notes are repaid or otherwise discharged.
The Company applies the equity method of accounting to its subsidiaries. For cash management purposes, the Company transfers cash among Parent Company Guarantor, Issuer, Guarantor Subsidiary and all other non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”) through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Company’s outstanding debt, common stock dividends and common stock repurchases. The consolidating statements of cash flows for the periods included herein present such intercompany financing activities, contributions and dividends consistent with how such activity would be presented in a stand-alone statement of cash flows. There are no significant restrictions on the ability of the Issuer or the Guarantors to obtain funds from subsidiaries by dividend or loan.
The following consolidating financial information presents the financial condition, results of operations and cash flows of the Parent Company Guarantor, Issuer, Guarantor Subsidiary, and the Non-Guarantor Subsidiaries, together with consolidating adjustments necessary to present Albemarle’s results on a consolidated basis, and should be read in conjunction with the notes to the condensed consolidated financial statements. Each entity in the consolidating financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$378,172	$—	$—	$687,615	$(181,383)	$884,404
Cost of goods sold	258,124	—	—	546,776	(178,962)	625,938
Gross profit	120,048	—	—	140,839	(2,421)	258,466
Selling, general and administrative expenses	40,517	—	—	95,248	—	135,765
Research and development expenses	13,368	—	—	13,124	—	26,492
Acquisition and integration related costs	38,880	—	—	20,643	—	59,523
Intercompany service fee	5,665	—	—	(5,665)	—	—
Operating profit	21,618	—	—	17,489	(2,421)	36,686
Interest and financing expenses	(26,656)	(10,771)	—	1,681	—	(35,746)
Intergroup interest and financing expenses	(5,914)	9,061	—	(3,147)	—	—
Other income (expenses), net	28,568	(50,052)	—	71,441	—	49,957
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	17,616	(51,762)	—	87,464	(2,421)	50,897
Income tax expense (benefit)	10,892	(6,928)	—	11,068	(892)	14,140
Income (loss) from continuing operations before equity in net income of unconsolidated investments	6,724	(44,834)	—	76,396	(1,529)	36,757
Equity in net income of unconsolidated investments (net of tax)	2,019	—	—	8,373	—	10,392
Net income (loss) from continuing operations	8,743	(44,834)	—	84,769	(1,529)	47,149
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	34,372	53,732	8,898	8,898	(105,900)	—
Net income	43,115	8,898	8,898	93,667	(107,429)	47,149
Net income attributable to noncontrolling interests	—	—	—	(4,034)	—	(4,034)
Net income attributable to Albemarle Corporation	$43,115	$8,898	$8,898	$89,633	$(107,429)	$43,115

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$43,115	$8,898	$8,898	$93,667	$(107,429)	$47,149
Total other comprehensive loss, net of tax	(299,869)	(248,250)	(248,250)	(635,434)	1,131,834	(299,969)
Comprehensive loss	(256,754)	(239,352)	(239,352)	(541,767)	1,024,405	(252,820)
Comprehensive income attributable to noncontrolling interests	—	—	—	(3,934)	—	(3,934)
Comprehensive loss attributable to Albemarle Corporation	$(256,754)	$(239,352)	$(239,352)	$(545,701)	$1,024,405	$(256,754)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$376,324	$—	$—	$383,831	$(160,312)	$599,843
Cost of goods sold	261,593	—	—	303,361	(160,710)	404,244
Gross profit	114,731	—	—	80,470	398	195,599
Selling, general and administrative expenses	55,769	—	—	22,335	—	78,104
Research and development expenses	14,156	—	—	8,416	—	22,572
Restructuring and other charges, net	3,000	—	—	14,000	—	17,000
Intercompany service fee	5,070	—	—	(5,070)	—	—
Operating profit	36,736	—	—	40,789	398	77,923
Interest and financing expenses	(8,798)	—	—	25	—	(8,773)
Other income, net	208	—	—	935	—	1,143
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	28,146	—	—	41,749	398	70,293
Income tax expense	10,371	—	—	2,674	145	13,190
Income from continuing operations before equity in net income of unconsolidated investments	17,775	—	—	39,075	253	57,103
Equity in net income of unconsolidated investments (net of tax)	1,936	—	—	6,965	—	8,901
Net income from continuing operations	19,711	—	—	46,040	253	66,004
Loss from discontinued operations (net of tax)	(413)	—	—	(1,356)	—	(1,769)
Equity in undistributed earnings of subsidiaries	37,285	—	—	—	(37,285)	—
Net income	56,583	—	—	44,684	(37,032)	64,235
Net income attributable to noncontrolling interests	—	—	—	(7,652)	—	(7,652)
Net income attributable to Albemarle Corporation	$56,583	$—	$—	$37,032	$(37,032)	$56,583

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended March 31, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$56,583	$—	$—	$44,684	$(37,032)	$64,235
Total other comprehensive loss, net of tax	(9,318)	—	—	(5,262)	5,045	(9,535)
Comprehensive income	47,265	—	—	39,422	(31,987)	54,700
Comprehensive income attributable to noncontrolling interests	—	—	—	(7,435)	—	(7,435)
Comprehensive income attributable to Albemarle Corporation	$47,265	$—	$—	$31,987	$(31,987)	$47,265

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$2,263	$2,054	$—	$257,104	$—	$261,421
Trade accounts receivable, less allowance for doubtful accounts	105,835	—	—	521,130	—	626,965
Other accounts receivable	12,518	23,216	—	47,299	—	83,033
Intergroup receivable	56,069	49	—	40,953	(97,071)	—
Inventories	201,563	—	—	431,877	(13,263)	620,177
Other current assets	88,100	—	—	104,692	(97,845)	94,947
Total current assets	466,348	25,319	—	1,403,055	(208,179)	1,686,543
Property, plant and equipment, at cost	1,737,949	—	—	2,283,684	—	4,021,633
Less accumulated depreciation and amortization	1,060,877	—	—	343,729	—	1,404,606
Net property, plant and equipment	677,072	—	—	1,939,955	—	2,617,027
Investments	74,362	4,891	—	573,719	—	652,972
Investment in subsidiaries	6,963,998	4,735,428	6,368,687	6,368,690	(24,436,803)	—
Other assets	28,247	12,319	—	152,245	(12,599)	180,212
Goodwill	49,214	—	—	2,660,456	—	2,709,670
Other intangibles, net of amortization	20,282	—	—	1,928,053	—	1,948,335
Intergroup receivable	—	3,311,210	61	1,817,653	(5,128,924)	—
Total assets	$8,279,523	$8,089,167	$6,368,748	$16,843,826	$(29,786,505)	$9,794,759
Liabilities and Equity
Current liabilities:
Accounts payable	$119,879	$—	$—	$220,936	$—	$340,815
Intergroup payable	40,939	—	36	56,096	(97,071)	—
Accrued expenses	154,992	119,221	—	279,734	—	553,947
Current portion of long-term debt	461,767	—	—	10,042	—	471,809
Dividends payable	32,261	—	—	—	—	32,261
Income taxes payable	—	97,845	—	58,404	(98,737)	57,512
Total current liabilities	809,838	217,066	36	625,212	(195,808)	1,456,344
Long-term debt	2,218,848	1,291,442	—	31,022	—	3,541,312
Postretirement benefits	55,578	—	—	—	(280)	55,298
Pension benefits	125,659	—	—	325,533	—	451,192
Intergroup payable	1,804,370	153,002	863,757	2,307,795	(5,128,924)	—
Other noncurrent liabilities	52,263	58,970	—	130,738	—	241,971
Deferred income taxes	103,584	—	—	710,047	(12,319)	801,312
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	1,122	—	—	6,808	(6,808)	1,122
Additional paid-in capital	2,049,309	6,608,039	5,744,307	12,117,045	(24,469,391)	2,049,309
Accumulated other comprehensive loss	(362,282)	(248,250)	(248,250)	(686,412)	1,182,912	(362,282)
Retained earnings	1,421,234	8,898	8,898	1,138,091	(1,155,887)	1,421,234
Total Albemarle Corporation shareholders’ equity	3,109,383	6,368,687	5,504,955	12,575,532	(24,449,174)	3,109,383
Noncontrolling interests	—	—	—	137,947	—	137,947
Total equity	3,109,383	6,368,687	5,504,955	12,713,479	(24,449,174)	3,247,330
Total liabilities and equity	$8,279,523	$8,089,167	$6,368,748	$16,843,826	$(29,786,505)	$9,794,759

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
December 31, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,930,802	$—	$—	$558,966	$—	$2,489,768
Trade accounts receivable, less allowance for doubtful accounts	91,849	—	—	293,363	—	385,212
Other accounts receivable	19,033	—	—	30,390	—	49,423
Intergroup receivable	74,102	—	—	18,097	(92,199)	—
Inventories	201,006	—	—	171,543	(14,188)	358,361
Other current assets	45,901	—	—	25,111	(4,926)	66,086
Total current assets	2,362,693	—	—	1,097,470	(111,313)	3,348,850
Property, plant and equipment, at cost	1,726,690	—	—	893,980	—	2,620,670
Less accumulated depreciation and amortization	1,047,372	—	—	341,430	—	1,388,802
Net property, plant and equipment	679,318	—	—	552,550	—	1,231,868
Investments	73,500	—	—	120,542	—	194,042
Investment in subsidiaries	1,551,071	—	—	—	(1,551,071)	—
Other assets	35,837	—	—	125,119	—	160,956
Goodwill	49,212	—	—	194,050	—	243,262
Other intangibles, net of amortization	20,834	—	—	23,291	—	44,125
Total assets	$4,772,465	$—	$—	$2,113,022	$(1,662,384)	$5,223,103
Liabilities and Equity
Current liabilities:
Accounts payable	$122,479	$—	$—	$109,226	$—	$231,705
Intergroup payable	18,097	—	—	74,102	(92,199)	—
Accrued expenses	84,619	—	—	81,555	—	166,174
Current portion of long-term debt	692,280	—	—	18,816	—	711,096
Dividends payable	21,458	—	—	—	—	21,458
Income taxes payable	1,396	—	—	7,944	113	9,453
Total current liabilities	940,329	—	—	291,643	(92,086)	1,139,886
Long-term debt	2,214,755	—	—	8,280	—	2,223,035
Postretirement benefits	56,424	—	—	—	—	56,424
Pension benefits	128,238	—	—	42,296	—	170,534
Other noncurrent liabilities	51,936	—	—	35,769	—	87,705
Deferred income taxes	21,318	—	—	35,566	—	56,884
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	780	—	—	6,808	(6,808)	780
Additional paid-in capital	10,447	—	—	553,172	(553,172)	10,447
Accumulated other comprehensive loss	(62,413)	—	—	(51,073)	51,073	(62,413)
Retained earnings	1,410,651	—	—	1,061,391	(1,061,391)	1,410,651
Total Albemarle Corporation shareholders’ equity	1,359,465	—	—	1,570,298	(1,570,298)	1,359,465
Noncontrolling interests	—	—	—	129,170	—	129,170
Total equity	1,359,465	—	—	1,699,468	(1,570,298)	1,488,635
Total liabilities and equity	$4,772,465	$—	$—	$2,113,022	$(1,662,384)	$5,223,103

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Three Months Ended March 31, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$1,930,802	$—	$—	$558,966	$—	$2,489,768
Cash flows from operating activities:
Net cash provided by (used in) operating activities	46,397	(18,203)	82	26,593	(9,078)	45,791
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(3,597,083)	159,409	—	1,386,029	—	(2,051,645)
Acquisition of remaining interest in Shanghai Chemetall, net of cash acquired	—	—	—	(45,550)	—	(45,550)
Capital expenditures	(19,876)	—	—	(36,865)	—	(56,741)
Decrease in restricted cash	—	—	—	57,550	—	57,550
Sales of marketable securities, net	1,557	—	—	—	—	1,557
Proceeds from repayment of advance to joint venture	2,156	—	—	—	—	2,156
Proceeds from intercompany investing related activity	—	891,290	—	82	(891,372)	—
Intercompany investing related payments	—	(1,028,367)	—	(1,175,700)	2,204,067	—
Net cash (used in) provided by investing activities	(3,613,246)	22,332	—	185,546	1,312,695	(2,092,673)
Cash flows from financing activities:
Repayments of long-term debt	(1,325,102)	—	—	(1,161)	—	(1,326,263)
Proceeds from borrowings of long-term debt	1,000,000	—	—	—	—	1,000,000
Other borrowings (repayments), net	184,418	—	—	(16,847)	—	167,571
Dividends paid to shareholders	(21,730)	—	—	—	—	(21,730)
Intercompany dividends paid	—	—	—	(9,078)	9,078	—
Proceeds from exercise of stock options	90	—	—	—	—	90
Excess tax benefits realized from stock-based compensation arrangements	23	—	—	—	—	23
Withholding taxes paid on stock-based compensation award distributions	(1,174)	—	—	—	—	(1,174)
Debt financing costs	(1,164)	—	—	—	—	(1,164)
Proceeds from intercompany financing related activity	1,829,770	—	—	374,297	(2,204,067)	—
Intercompany financing related payments	(28,039)	—	(82)	(863,251)	891,372	—
Net cash provided by (used in) financing activities	1,637,092	—	(82)	(516,040)	(1,303,617)	(182,647)
Net effect of foreign exchange on cash and cash equivalents	1,218	(2,075)	—	2,039	—	1,182
(Decrease) increase in cash and cash equivalents	(1,928,539)	2,054	—	(301,862)	—	(2,228,347)
Cash and cash equivalents at end of period	$2,263	$2,054	$—	$257,104	$—	$261,421

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Three Months Ended March 31, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	58,984	—	—	90,189	—	149,173
Cash flows from investing activities:
Capital expenditures	(14,325)	—	—	(9,342)	—	(23,667)
Sales of (investments in) marketable securities, net	2,163	—	—	(12)	—	2,151
Net cash used in investing activities	(12,162)	—	—	(9,354)	—	(21,516)
Cash flows from financing activities:
Repayments of long-term debt	(101)	—	—	—	—	(101)
Other borrowings (repayments), net	—	—	—	(8,434)	—	(8,434)
Dividends paid to shareholders	(19,582)	—	—	—	—	(19,582)
Repurchases of common stock	(50,000)	—	—	—	—	(50,000)
Proceeds from exercise of stock options	1,255	—	—	—	—	1,255
Excess tax benefits realized from stock-based compensation arrangements	586	—	—	—	—	586
Withholding taxes paid on stock-based compensation award distributions	(2,968)	—	—	—	—	(2,968)
Debt financing costs	(1,370)	—	—	—	—	(1,370)
Net cash used in financing activities	(72,180)	—	—	(8,434)	—	(80,614)
Net effect of foreign exchange on cash and cash equivalents	—	—	—	(239)	—	(239)
(Decrease) increase in cash and cash equivalents	(25,358)	—	—	72,162	—	46,804
Cash and cash equivalents at end of period	$63,118	$—	$—	$460,925	$—	$524,043

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2014. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 48.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, energy storage, construction, automotive, steel and aerospace, lubricants, pharmaceuticals, crop protection, household appliances, heating, ventilation, aluminum finishing, food safety and custom chemistry services markets. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate, serving our customers with first rate service and delivery while maintaining a balanced stewardship of resources within the environment and markets we serve.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers to our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts, ongoing productivity improvements and our recently completed acquisition of Rockwood position us well to take advantage of strengthening economic conditions as they occur while softening the negative impact of the current challenging global economic environment.
First Quarter 2015
During the first quarter of 2015:

•	On January 12, 2015, we completed the acquisition of Rockwood for a purchase price of approximately $5.7 billion.

•	In connection with the acquisition of Rockwood, we realigned our organizational structure under three reportable segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment.

•
On February 19, 2015, our Chemetall Surface Treatment segment completed the acquisition of all shares of its Shanghai Chemetall joint venture for a purchase price of $57.6 million, and is now the sole owner of the entity.

•
We announced that we entered into discussions with our Middle Eastern partner Ali & Sons Oilfield Supplies & Services Co. to construct a manufacturing facility for FCC catalysts and additives in Abu Dhabi, United Arab Emirates.

•	Our board of directors declared a quarterly dividend of $0.29 per share on February 24, 2015, which was paid on April 1, 2015 to shareholders of record at the close of business as of March 16, 2015.

•	Our net sales for the quarter were $884.4 million, up 47% from net sales of $599.8 million in the first quarter of 2014.

•	We achieved quarterly earnings from continuing operations of $0.40 per share (on a diluted basis), a decrease of 45% from first quarter 2014 results.

•	Cash provided by operating activities was $45.8 million in the first quarter, a decrease of 69% from first quarter 2014.

•	We repaid our $325.0 million senior notes which matured on February 1, 2015.
Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve, from a slow and uneven global growth, volatility in currency markets, significantly lower crude oil prices, pricing pressure on bromine derivatives and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, diverse energy storage needs, and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and we are strategically well-positioned as we remain focused on increasing sales volumes, significant deleveraging following our acquisition of Rockwood, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions.
Performance Chemicals: We expect 2015 sales performance to be comparable overall to the prior year, as we manage through an uncertain environment characterized by a much stronger U.S. Dollar, particularly as compared to the European Union Euro and the Japanese Yen, weak oil prices, and soft demand in certain products and applications amid cautious inventory management by our customers. We believe we can sustain healthy margins with continued focus on maximizing our bromine franchise value and leveraging the growth capability in lithium markets we serve.

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
On a long-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in 2015 may be impacted negatively as a result of sharply lower oil prices impacting offshore drilling projects around the world, although completion fluid volumes were better than expected in the Gulf of Mexico in the first quarter, including some deep water hydraulic fracturing related sales. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to resume the solid growth trajectory of recent years once oil prices return to prices seen through most of 2014 as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
Refining Solutions: We expect continued long term growth in our Refining Solutions business, despite some near term concerns about how the price of oil will impact the crude slate used by refineries and the resulting demand for catalysts, fewer “first fill” opportunities than the prior year, and some expected product mix impacts.
On a longer term basis, we believe increased global demand for petroleum products and implementation of more stringent fuel quality requirements will drive growth in our Refining Solutions business. Delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry, and we believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. While lower oil prices may impact the overall crude slate for a period of time, longer term, we believe that the global crude supply will get heavier and more sour, trends that bode well for catalysts demand. Given this and based on our technology, current production capacities and expected growth in end market demand, we believe that we remain well-positioned for the future.
Chemetall Surface Treatment: Demand for surface treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industry markets, including household appliances, manufacturing, heating, ventilation and aluminum finishing. We believe that our strong customer relationships and service, coupled with the growth coming from recently completed acquisitions, will lead to continued growth in 2015 despite headwinds for reported results from the stronger U.S. Dollar.
On a longer term basis, we expect to continue to generate growth from our focus on new product development, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.
All Other: During the first quarter we announced our intention to pursue strategic alternatives for three operating segments - Minerals, Fine Chemistry Services and Metal Sulfides, which together comprise the “All Other” category. All three operating segments have been and are expected to continue to be profitable, but do not fit into any of our core businesses subsequent to the acquisition of Rockwood. We expect to use the cash generated from the sale of these businesses to reduce the debt incurred for the acquisition of Rockwood.
Corporate: In the first quarter of 2015, we increased our quarterly dividend payout to $0.29 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2015 to be approximately 20.6%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
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
First Quarter 2015 Compared to First Quarter 2014
Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
	(In thousands, except percentages and per share amounts)
NET SALES	$884,404	$599,843	47%
Cost of goods sold	625,938	404,244	55%
GROSS PROFIT	258,466	195,599	32%
GROSS PROFIT MARGIN	29.2%	32.6%
Selling, general and administrative expenses	135,765	78,104	74%
Research and development expenses	26,492	22,572	17%
Restructuring and other charges, net	—	17,000	(100)%
Acquisition and integration related costs	59,523	—	*
OPERATING PROFIT	36,686	77,923	(53)%
OPERATING PROFIT MARGIN	4.1%	13.0%
Interest and financing expenses	(35,746)	(8,773)	307%
Other income, net	49,957	1,143	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	50,897	70,293	(28)%
Income tax expense	14,140	13,190	7%
Effective tax rate	27.8%	18.8%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	36,757	57,103	(36)%
Equity in net income of unconsolidated investments (net of tax)	10,392	8,901	17%
NET INCOME FROM CONTINUING OPERATIONS	47,149	66,004	(29)%
Loss from discontinued operations (net of tax)	—	(1,769)	(100)%
NET INCOME	47,149	64,235	(27)%
Net income attributable to noncontrolling interests	(4,034)	(7,652)	(47)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$43,115	$56,583	(24)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	5.3%	11.0%
Basic earnings (loss) per share:
Continuing operations	$0.40	$0.73	(45)%
Discontinued operations	—	(0.02)	(100)%
	$0.40	$0.71	(44)%
Diluted earnings (loss) per share:
Continuing operations	$0.40	$0.73	(45)%
Discontinued operations	—	(0.02)	(100)%
	$0.40	$0.71	(44)%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended March 31, 2015, we recorded net sales of $884.4 million, an increase of $284.6 million, or 47%, compared to net sales of $599.8 million for the three-month period ended March 31, 2014. Approximately $328.7 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, net sales decreased by $44.1 million primarily due to $23.1 million of unfavorable impacts from currency translation and $18.8 million of unfavorable Performance Chemicals and Refining Solutions price impacts due to market conditions and portfolio mix.
Gross Profit
For the three-month period ended March 31, 2015, our gross profit increased $62.9 million, or 32%, from the corresponding 2014 period. Approximately $89.0 million of the increase was attributable to the performance of the acquired Rockwood businesses, net of a $40.3 million charge for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition. Excluding the acquisition of Rockwood, gross profit decreased by $26.1 million due primarily to unfavorable impacts from currency translation and unfavorable price impacts due to market conditions and portfolio mix. Overall, these factors contributed to a lower gross profit margin for the three-month period ended March 31, 2015 of 29.2%, down from 32.6% in the corresponding period of 2014.
Selling, General and Administrative Expenses
For the three-month period ended March 31, 2015, our selling, general and administrative (“SG&A”) expenses increased $57.7 million, or 74%, from the three-month period ended March 31, 2014. Approximately $74.4 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, SG&A expenses decreased by $16.7 million due primarily to $12.5 million of mark-to-market actuarial losses (net of curtailment gain) allocated to SG&A in the 2014 period. As a percentage of net sales, SG&A expenses were 15.4% for the three-month period ended March 31, 2015, compared to 13.0% for the corresponding period in 2014.
The mark-to-market actuarial loss in the first quarter of 2014 resulted from a curtailment related to our U.S. defined benefit plan which covers non-represented employees and our SERP, which triggered a remeasurement of the related assets and obligations. The curtailment was in connection with our workforce reduction plan initiated in the fourth quarter of 2013. The mark-to-market actuarial loss was primarily attributable to: (a) a decrease in the weighted average discount rate for all of our domestic pension plans to 4.97% as of the remeasurement date, from 5.14% at December 31, 2013; and (b) the annualized actual return on the assets of the plan subject to remeasurement being approximately (5.00%), significantly lower than the expected return of 7.00%, as a result of overall market and investment portfolio performance.
Research and Development Expenses
For the three-month period ended March 31, 2015, our research and development (“R&D”) expenses increased $3.9 million, or 17%, from the three-month period ended March 31, 2014, primarily due to the acquisition of Rockwood. As a percentage of net sales, R&D expenses were 3.0% and 3.8% for the three-month periods ended March 31, 2015 and 2014, respectively.
Restructuring and Other Charges, Net
Restructuring and other charges, net, of $17.0 million for the three-month period ended March 31, 2014 includes the following items:

(a)
Estimated costs of $14.0 million ($9.2 million after income taxes) in connection with action we initiated to reduce the high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract.

(b)	An impairment charge of $3.0 million ($1.9 million after income taxes) for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover.
Acquisition and Integration Related Costs
The three-month period ended March 31, 2015 includes $57.4 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs) and $2.1 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended March 31, 2015 increased $27.0 million to $35.7 million from the corresponding 2014 period, due mainly to higher borrowing levels incurred to finance the acquisition of Rockwood.

Other Income, Net
Other income, net, for the three-month period ended March 31, 2015 was $50.0 million versus $1.1 million for the corresponding 2014 period. The change was due mainly to $52.4 million of foreign currency translation gains primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Income Tax Expense
The effective income tax rate for the first quarter of 2015 was 27.8% compared to 18.8% for the first quarter of 2014. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate in the 2015 period was affected by $3.2 million of discrete tax expense items related mainly to U.S. tax provision to return adjustments, and by an OPEB plan termination gain of $2.6 million, while our effective income tax rate in the 2014 period was impacted by a tax benefit of approximately $5.8 million related to the restructuring charges described above, and also by the pension plan actuarial loss noted above.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $10.4 million for the three-month period ended March 31, 2015 compared to $8.9 million in the same period last year. This increase was primarily due to equity income derived from unconsolidated investments we acquired from Rockwood (Performance Chemicals and Chemetall Surface Treatment segments, net of approximately $7.9 million in current period utilization of fair value adjustments to inventories), partially offset by lower equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited.
Loss from Discontinued Operations
The three-month period ended March 31, 2014 includes a loss from discontinued operations, after income taxes, of $1.8 million related to our antioxidant, ibuprofen and propofol businesses and assets which were sold in the third quarter of 2014.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended March 31, 2015, net income attributable to noncontrolling interests was $4.0 million compared to $7.7 million in the same period last year. This decrease of $3.7 million was due primarily to changes in income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $43.1 million in the three-month period ended March 31, 2015, from $56.6 million in the three-month period ended March 31, 2014. The total estimated impact of the Rockwood acquisition is a loss of approximately $23.0 million before income tax, including earnings of the acquiree (as included in Item 1 Financial Statements - Note 2), acquisition and integration related costs, interest expense associated with additional borrowings, and other currency transaction gains related to the execution of the closing. Excluding the impact of the Rockwood acquisition, net income increased approximately $9.5 million before income tax due to favorable overall volume impacts, and inclusion in the 2014 period of a $17.0 million restructuring charge (before income tax) and a pension and OPEB mark-to market actuarial loss of $15.4 million (net of a curtailment gain and before income tax). These were partly offset by unfavorable pricing impacts in Performance Chemicals and Refining Solutions, and unfavorable currency translation impacts.
Other Comprehensive Loss
Total other comprehensive loss, net of tax, was $300.0 million for the three-month period ended March 31, 2015 compared to $9.5 million for the corresponding period in 2014. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2015 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $354.6 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $310 million, the British Pound Sterling of approximately $21 million, and the Brazilian Real of approximately $16 million. Also included in total other comprehensive loss, net of tax, for the 2015 period is income of $54.0 million in connection with the revaluation of our €700.0 million senior notes which were designated as a hedge of our net investment in foreign operations in the fourth quarter of 2014. In the 2014 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $5.3 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $5 million and Korean Won of approximately $3 million, partly offset by favorable movements in the Brazilian Real of approximately $4 million. Also included in total other comprehensive loss for the 2014 period is a $4.0 million loss related to our interest rate swap which was settled in the fourth quarter of 2014.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. The Performance Chemicals segment includes the Lithium, PCS and Bromine product categories. The Refining Solutions segment consists of the Company’s Heavy Oil Upgrading and Clean Fuels Technologies businesses. The Chemetall Surface Treatment segment consists of the Surface Treatment product category.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2014 have been recast to reflect the change in segments previously noted and a change in our measure of segment profit or loss to adjusted EBITDA as discussed below. During the first quarter we announced our intention to pursue strategic alternatives for three operating segments - Minerals, Fine Chemistry Services and Metal Sulfides, which together comprise the “All Other” category. The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Beginning in 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three Months Ended March 31,				Percentage Change
	2015	%	2014	%	2015 vs. 2014
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$388,366	43.9%	$275,897	46.0%	41%
Refining Solutions	179,166	20.3%	194,661	32.5%	(8)%
Chemetall Surface Treatment	192,091	21.7%	—	—%	—%
All Other	122,369	13.8%	129,285	21.5%	(5)%
Corporate	2,412	0.3%	—	—%	—%
Total net sales	$884,404	100.0%	$599,843	100.0%	47%

Adjusted EBITDA:
Performance Chemicals	$130,528	49.1%	$73,385	53.9%	78%
Refining Solutions	42,193	15.9%	61,034	44.9%	(31)%
Chemetall Surface Treatment	46,004	17.3%	—	—%	—%
All Other	13,564	5.1%	20,695	15.2%	(34)%
Corporate	33,339	12.6%	(19,084)	(14.0)%	*
Total Adjusted EBITDA	$265,628	100.0%	$136,030	100.0%	95%
*Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2015
Adjusted EBITDA	$130,528	$42,193	$46,004	$218,725	$13,564	$33,339	$265,628
Depreciation and amortization	(30,283)	(8,110)	(18,196)	(56,589)	(5,498)	(1,899)	(63,986)
Utilization of inventory markup(a)	(28,582)	—	(16,953)	(45,535)	(2,651)	—	(48,186)
Acquisition and integration related costs	—	—	—	—	—	(59,523)	(59,523)
Interest and financing expenses	—	—	—	—	—	(35,746)	(35,746)
Income tax expense	—	—	—	—	—	(14,140)	(14,140)
Non-operating pension and OPEB items	—	—	—	—	—	3,509	3,509
Other(b)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$71,663	$34,083	$10,855	$116,601	$5,415	$(78,901)	$43,115
Three months ended March 31, 2014
Adjusted EBITDA	$73,385	$61,034	$—	$134,419	$20,695	$(19,084)	$136,030
Depreciation and amortization(c)	(12,056)	(8,680)	—	(20,736)	(3,364)	(544)	(24,644)
Restructuring and other charges, net	—	—	—	—	—	(17,000)	(17,000)
Interest and financing expenses	—	—	—	—	—	(8,773)	(8,773)
Income tax expense	—	—	—	—	—	(13,190)	(13,190)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(1,769)	(1,769)
Non-operating pension and OPEB items	—	—	—	—	—	(14,071)	(14,071)
Net income (loss) attributable to Albemarle Corporation	$61,329	$52,354	$—	$113,683	$17,331	$(74,431)	$56,583

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended March 31, 2015, $40.3 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $7.9 million, related to the utilization of the inventory markup.

(b)	Financing-related fees expensed in the 2015 period in connection with the acquisition of Rockwood.

(c)	Excludes discontinued operations.
Performance Chemicals
Performance Chemicals segment net sales for the three-month period ended March 31, 2015 were $388.4 million, up $112.5 million, or 41%, in comparison to the same period in 2014. The increase was driven mainly by the acquisition of Rockwood and $18.5 million of favorable PCS volumes due to customer demand, partly offset by $13.6 million of unfavorable price impacts, mainly in Bromine and PCS, due to market conditions and portfolio mix, and $5.6 million of unfavorable impacts from currency translation. Adjusted EBITDA for Performance Chemicals was up 78%, or $57.1 million, to $130.5 million for the three-month period ended March 31, 2015, compared to the same period in 2014, primarily due to the acquisition of Rockwood.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended March 31, 2015 were $179.2 million, a decrease of $15.5 million, or 8%, compared to the three-month period ended March 31, 2014. This decrease was due to $10.8 million of unfavorable Heavy Oil Upgrading volumes due to customer demand, $5.2 million unfavorable Clean Fuels Technology and Heavy Oil Upgrading pricing impacts due to product and customer mix, and $9.8 million of unfavorable impacts from currency translation, partially offset by $10.5 million of favorable Clean Fuel Technologies volumes on timing of catalyst replacement. Refining Solutions adjusted EBITDA decreased 31%, or $18.8 million, to $42.2 million for the three-month period ended March 31, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales, unfavorable pricing and mix, increased freight costs as a result of the west coast port strike, and unfavorable impacts from currency translation, partially offset by $3.3 million in favorable pricing on raw materials and natural gas.
Chemetall Surface Treatment
Arising from the acquisition of Rockwood, Chemetall Surface Treatment segment net sales and adjusted EBITDA for the three-month period ended March 31, 2015 were $192.1 million, and $46.0 million, respectively.
All Other
All Other net sales for the three-month period ended March 31, 2015 were $122.4 million, a decrease of $6.9 million, or 5%, compared to the three-month period ended March 31, 2014. The decrease was driven mainly by $17.5 million of unfavorable Fine Chemistry Services volumes due to timing of projects, and $7.7 million of unfavorable impacts from currency translation impacts, mostly offset by the acquisition of Rockwood. All Other adjusted EBITDA was down 34%, or $7.1 million, for the three-month period ended March 31, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales and unfavorable impacts from currency translation, partially offset by the acquisition of Rockwood.
Corporate
Corporate adjusted EBITDA increased $52.4 million for the three-month period ended March 31, 2015 in comparison to the corresponding period of 2014. The change was due mainly to $52.4 million of foreign currency translation gains primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Financial Condition and Liquidity
Overview
The principal uses of cash in our business generally have been capital investments, funding working capital, acquisitions and repayment of debt. We also make contributions to our defined benefit pension plans, pay dividends to our shareholders and repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.
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
Cash Flow
During the first three months of 2015, cash on hand, cash provided by operations and proceeds from borrowings funded $2.1 billion for acquisitions, $56.7 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $21.7 million. Our operations provided $45.8 million of cash flows during the first three months of 2015, as compared to $149.2 million for the first three months of 2014. Overall, our cash and cash equivalents decreased by $2.2 billion to $261.4 million at March 31, 2015, down from $2.5 billion at December 31, 2014.
Net current assets were $230.2 million and $2.21 billion at March 31, 2015 and December 31, 2014, respectively, with the decrease being largely due to lower cash and cash equivalents in connection with acquisitions in 2015. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the three-month period ended March 31, 2015 of $56.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $235 million in 2015 for capacity increases, cost reduction and continuity of operations projects.
On February 24, 2015, we increased our quarterly dividend rate to $0.29 per share, a 5% increase from the quarterly rate of $0.275 per share paid in 2014.
During the first three months of 2015, we incurred $57.4 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs) and $2.1 million of costs in connection with other significant projects. We currently estimate incurring additional acquisition and integration related costs of approximately $143 million through 2016 in connection with the acquisition of Rockwood.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. Fact discovery has commenced and remains ongoing. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time. Included in Accrued expenses in our condensed consolidated balance sheet at March 31, 2015 is an estimated liability of $74.9 million in connection with this portion of the Merger Consideration.
At March 31, 2015 and December 31, 2014, our cash and cash equivalents included $255.6 million and $558.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month period ended March 31, 2015, we repatriated approximately $120.7 million in cash as part of these foreign cash repatriation activities. No such repatriations occurred during the three-month period ended March 31, 2014. With regard to the access of internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the Merger, the structure implemented did not impact the indefinite investment assertion of Albemarle as no taxes were triggered in the movements of Albemarle’s cash. With regard to the acquisition of Rockwood, the Company’s initial purchase price accounting included tax liabilities related to the repatriation of cash that occurred in the first quarter of 2015. Included in deferred tax liabilities at March 31, 2015, is $97.1 million related to the expected future repatriation of prior period earnings of Rockwood that we have not asserted to be indefinitley invested and plan to repatriate in 2015. All future earnings of Rockwood have been elected to be indefinitely invested.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we believe that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays should be financed primarily with cash flow provided by operations and cash on hand, with additional cash needed, if any, provided by borrowings. The amount and timing of any additional borrowings will depend on our specific cash requirements.
Long-Term Debt
The cash consideration paid in connection with the acquisition of Rockwood was funded with proceeds from senior notes we issued in 2014 and borrowings in January 2015 consisting of the following: (a) $1.0 billion under our August 15, 2014 term loan credit agreement (the “Term Loan”); (b) $800.0 million under our senior unsecured cash bridge facility (the “Cash Bridge Facility”); and (c) $250.0 million under our revolving credit agreement (the “February 2014 Credit Agreement”). In the first quarter of 2015, amounts borrowed under the Term Loan, Cash Bridge Facility and February 2014 Credit Agreement in connection with the Rockwood acquisition were repaid in full. Such repayments were made with a combination of existing cash, cash acquired from Rockwood, cash from operations and borrowings under our commercial paper program.
Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bear interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and mature on October 15, 2020. The 4.625% senior notes rank equally with all of our other senior unsecured indebtedness from time to time outstanding. Prior to October 15, 2015, Albemarle is entitled, at its option, to: (a) redeem a portion of the 4.625% senior notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 104.625% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, with the proceeds from certain public equity offerings; or (b) redeem some or all of the 4.625% senior notes at a redemption price equal to 100% of the principal amount of the notes redeemed, plus a premium (as defined in the indenture), plus accrued and unpaid interest, if any. On or after October 15, 2015, Albemarle is entitled, at its option, to redeem all or a portion of the 4.625% senior notes at redemption prices ranging from 100.000% to 103.469% (expressed as a percentage of principal amount), plus accrued and unpaid interest, if any. Holders may require us to purchase such notes at 101% upon a change of control event, as defined in the indenture. The 4.625% senior notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $50 million or more caused by a nonpayment default.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005 and bearing interest at a rate of 5.10%, matured and were repaid on February 1, 2015. We had the following other senior notes outstanding as of March 31, 2015:

•	€700.0 million of 1.875% senior notes, due on December 8, 2021.

•	$250.0 million of 3.00% senior notes, due on December 1, 2019.

•	$350.0 million of 4.50% senior notes, due on December 15, 2020.

•	$425.0 million of 4.15% senior notes, due on December 1, 2024.

•	$350.0 million of 5.45% senior notes, due on December 1, 2044.
These senior notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness from time to time outstanding, and are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each of these senior notes has terms that allow us to redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the comparable government rate (as defined in the indentures governing the senior notes) plus between 25 and 40 basis points, depending on the note, plus, in each case, accrued interest thereon to the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These senior notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.
Our February 2014 Credit Agreement, as amended, provides for borrowings of up to $1.0 billion, and matures on February 7, 2019. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Services (“Moody’s”). The applicable margin on the facility was 1.300% as of March 31, 2015. There were no borrowings outstanding under the February 2014 Credit Agreement as of March 31, 2015.
Borrowings under the February 2014 Credit Agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (herein “consolidated adjusted EBITDA” or “adjusted EBITDA”) as of the end of any fiscal quarter; (b) with the exception of certain liens as specified in the agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 Credit Agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (c) with the exception of certain indebtedness as specified in the agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. On August 15, 2014, certain amendments were made to the February 2014 Credit Agreement which includes, among other things, an increase in the maximum leverage ratio (as described above) from 3.50 to 4.50 for the first four quarters following the completion of the acquisition of Rockwood, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2015, we had $461.7 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.87% and a weighted-average maturity of 21 days. The commercial paper notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at March 31, 2015 and December 31, 2014.
The non-current portion of our long-term debt was $3.5 billion at March 31, 2015 and $2.2 billion at December 31, 2014. In addition, at March 31, 2015, we had the ability to borrow $538.3 million under our commercial paper program and the February 2014 Credit Agreement, and $156.0 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2015, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $43.8 million at March 31, 2015. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
The following represents an update to contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, primarily resulting from the acquisition of Rockwood. Amounts in the table below are as of March 31, 2015 (in thousands):

	Remainder of 2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$471,175	$3,884	$3,942	$2,987	$358,379	$3,140,876
Expected interest payments on long-term debt obligations	135,296	134,707	134,925	135,102	133,554	668,891
Operating lease obligations (rental)	14,581	11,254	8,866	7,280	6,221	24,245
Take or pay / throughput agreements	89,441	21,394	16,617	5,472	5,269	12,755
Capital projects	62,980	295	—	—	—	—
Total	$773,473	$171,534	$164,350	$150,841	$503,423	$3,846,767
Total expected 2015 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $4.5 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2015.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $102.2 million at March 31, 2015 and $25.3 million at December 31, 2014. Related assets for corresponding offsetting benefits recorded in Other assets totaled $20.0 million at March 31, 2015 and $22.1 million at December 31, 2014. The amount included in Other noncurrent liabilities increased as a result of the inclusion of Rockwood’s uncertain tax positions and from purchase price accounting adjustments to Rockwood’s historic positions. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2015 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand, cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the foreseeable future. With the acquisition of Rockwood now closed, our main focus over the next three years, in terms of uses of cash, will be deleveraging to restore our borrowings to more normal levels. However, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. In addition, our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. When the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations.
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2019, we believe we have and will maintain a solid liquidity position.
We had cash and cash equivalents totaling $261.4 million as of March 31, 2015, of which $255.6 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
We had variable interest rate borrowings of $560.0 million outstanding at March 31, 2015, bearing a weighted average interest rate of 0.90% and representing approximately 14% of our total outstanding debt. A hypothetical 10% change (approximately 9 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million as of March 31, 2015. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $364.9 million and with a fair value representing a net liability position of approximately $0.1 million at March 31, 2015. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2015, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a increase of approximately $8.8 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $9.4 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2015, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
As previously noted, we completed the acquisition of Rockwood on January 12, 2015. We have begun the process of analyzing Rockwood’s systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. In accordance with the SEC’s rules, we plan to complete this process by the first anniversary of the Rockwood acquisition. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County (“Superior Court of New Jersey”) relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Superior Court of New Jersey relating to the Merger. Both suits named the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (“Thwaites I”), Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each named Rockwood, its former directors, and Albemarle as defendants. Thwaites II and the cases filed in Delaware also named Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contained substantially similar allegations, included allegations that Rockwood’s former board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders would receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of those of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits sought a variety of equitable relief, including enjoining the former Rockwood board of directors from proceeding with the proposed Merger unless they acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Court of Chancery ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints would be due until after plaintiffs filed an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint which included allegations that the registration statement failed to disclose material information.
Plaintiffs in Thwaites II and in the Delaware consolidated action subsequently coordinated their litigation efforts, and the Delaware consolidated action was stayed pending the outcome of the Thwaites II litigation. In Thwaites II, the parties (including the Delaware plaintiffs) entered into a Memorandum of Understanding on November 6, 2014, provisionally settling all claims in the pending actions and declaring the parties’ intent to submit a settlement agreement for the court’s approval within 90 days. On December 2, 2014, the parties submitted a joint stipulation to extend the defendants’ time to respond to the amended complaint in Thwaites II until February 4, 2015. The parties executed a final Stipulation of Settlement and Release (“Stipulation”) on February 4, 2015. In addition to extinguishing the current claims, the Stipulation contemplates broad releases of any and all actual and potential claims, whether known or unknown, by any member of the putative shareholder class against the defendants relating to or arising out of the Merger, the Merger Agreement, or the registration statement. On February 26, 2015, plaintiffs filed a motion for preliminary approval of the settlement, which was unopposed. The Superior Court of New Jersey granted the motion on March 31, 2015, and scheduled the final settlement hearing for July 30, 2015 at 2:00 p.m. In accordance with the terms of the Stipulation and the Court’s Order preliminarily approving the settlement, notice of the settlement and final hearing date was provided to former Rockwood stockholders on April 14, 2015. On April 28, 2015, plaintiffs filed a motion for final approval of the settlement. Upon final approval of the settlement by the Superior Court of New Jersey, plaintiffs in the Delaware actions will move to dismiss the pending consolidated action with prejudice, thereby terminating the litigation.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. Fact discovery has commenced and remains ongoing. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 11, 2015	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)