Form 10-Q
period 2015-06-30
ALBEMARLE CORP
filed 2015-08-07
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2015: 112,201,848

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$931,485	$604,721	$1,815,889	$1,204,564
Cost of goods sold	630,919	397,358	1,256,857	801,602
Gross profit	300,566	207,363	559,032	402,962
Selling, general and administrative expenses	147,712	67,011	283,477	145,115
Research and development expenses	25,336	21,937	51,828	44,509
Restructuring and other charges, net	—	3,332	—	20,332
Acquisition and integration related costs	24,166	4,843	83,689	4,843
Operating profit	103,352	110,240	140,038	188,163
Interest and financing expenses	(33,182)	(8,733)	(68,928)	(17,506)
Other income (expenses), net	541	(979)	50,498	164
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	70,711	100,528	121,608	170,821
Income tax expense	17,139	21,773	31,279	34,963
Income from continuing operations before equity in net income of unconsolidated investments	53,572	78,755	90,329	135,858
Equity in net income of unconsolidated investments (net of tax)	5,794	10,649	16,186	19,550
Net income from continuing operations	59,366	89,404	106,515	155,408
Loss from discontinued operations (net of tax)	—	(60,025)	—	(61,794)
Net income	59,366	29,379	106,515	93,614
Net income attributable to noncontrolling interests	(7,219)	(6,932)	(11,253)	(14,584)
Net income attributable to Albemarle Corporation	$52,147	$22,447	$95,262	$79,030

Basic earnings (loss) per share:
Continuing operations	$0.46	$1.05	$0.86	$1.78
Discontinued operations	—	(0.76)	—	(0.78)
	$0.46	$0.29	$0.86	$1.00
Diluted earnings (loss) per share:
Continuing operations	$0.46	$1.04	$0.86	$1.77
Discontinued operations	—	(0.76)	—	(0.78)
	$0.46	$0.28	$0.86	$0.99

Weighted-average common shares outstanding – basic	112,189	78,662	110,160	79,199
Weighted-average common shares outstanding – diluted	112,607	79,091	110,536	79,602
Cash dividends declared per share of common stock	$0.29	$0.275	$0.58	$0.550
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$59,366	$29,379	$106,515	$93,614
Other comprehensive income (loss), net of tax:
Foreign currency translation	56,224	(804)	(298,347)	(6,062)
Pension and postretirement benefits	2	(167)	4	(468)
Net investment hedge	(10,930)	—	43,116	—
Interest rate swap	526	(6,410)	1,053	(10,421)
Other	3	37	30	72
Total other comprehensive income (loss), net of tax	45,825	(7,344)	(254,144)	(16,879)
Comprehensive income (loss)	105,191	22,035	(147,629)	76,735
Comprehensive income attributable to noncontrolling interests	(7,168)	(6,871)	(11,102)	(14,306)
Comprehensive income (loss) attributable to Albemarle Corporation	$98,023	$15,164	$(158,731)	$62,429
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$207,238	$2,489,768
Trade accounts receivable, less allowance for doubtful accounts (2015 – $2,584; 2014 – $1,563)	638,339	385,212
Other accounts receivable	72,241	49,423
Inventories	602,025	358,361
Other current assets	134,238	66,086
Total current assets	1,654,081	3,348,850
Property, plant and equipment, at cost	4,073,722	2,620,670
Less accumulated depreciation and amortization	1,455,185	1,388,802
Net property, plant and equipment	2,618,537	1,231,868
Investments	605,442	194,042
Other assets	183,949	160,956
Goodwill	2,769,619	243,262
Other intangibles, net of amortization	1,939,181	44,125
Total assets	$9,770,809	$5,223,103
Liabilities And Equity
Current liabilities:
Accounts payable	$342,482	$231,705
Accrued expenses	505,308	166,174
Current portion of long-term debt	428,000	711,096
Dividends payable	32,288	21,458
Income taxes payable	60,000	9,453
Total current liabilities	1,368,078	1,139,886
Long-term debt	3,562,308	2,223,035
Postretirement benefits	55,727	56,424
Pension benefits	455,664	170,534
Other noncurrent liabilities	246,409	87,705
Deferred income taxes	766,713	56,884
Commitments and contingencies (Notes 2, 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 112,193 in 2015 and 78,031 in 2014	1,122	780
Additional paid-in capital	2,053,516	10,447
Accumulated other comprehensive loss	(316,406)	(62,413)
Retained earnings	1,440,845	1,410,651
Total Albemarle Corporation shareholders’ equity	3,179,077	1,359,465
Noncontrolling interests	136,833	129,170
Total equity	3,315,910	1,488,635
Total liabilities and equity	$9,770,809	$5,223,103
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					95,262	95,262	11,253	106,515
Other comprehensive loss				(253,993)		(253,993)	(151)	(254,144)
Cash dividends declared					(65,068)	(65,068)	(8,282)	(73,350)
Stock-based compensation and other			7,868			7,868		7,868
Exercise of stock options	10,500	—	342			342		342
Tax benefit related to stock plans			(131)			(131)		(131)
Issuance of common stock, net	59,764	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550		2,036,550
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Shares withheld for withholding taxes associated with common stock issuances	(21,254)	—	(1,218)			(1,218)		(1,218)
Balance at June 30, 2015	112,192,598	$1,122	$2,053,516	$(316,406)	$1,440,845	$3,179,077	$136,833	$3,315,910

Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					79,030	79,030	14,584	93,614
Other comprehensive loss				(16,601)		(16,601)	(278)	(16,879)
Cash dividends declared					(43,387)	(43,387)	(7,612)	(50,999)
Stock-based compensation and other			6,606			6,606		6,606
Exercise of stock options	70,046	1	2,354			2,355		2,355
Shares repurchased	(1,967,069)	(20)	(13,321)		(136,659)	(150,000)		(150,000)
Tax benefit related to stock plans			767			767		767
Issuance of common stock, net	127,533	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(49,322)	(1)	(3,149)			(3,150)		(3,150)
Balance at June 30, 2014	78,234,030	$782	$3,213	$99,644	$1,399,342	$1,502,981	$122,109	$1,625,090
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents at beginning of year	$2,489,768	$477,239
Cash flows from operating activities:
Net income	106,515	93,614
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	131,469	52,714
Write-offs associated with restructuring and other	—	6,333
Impairment of assets of discontinued operations	—	80,711
Stock-based compensation	9,193	7,319
Excess tax benefits realized from stock-based compensation arrangements	(59)	(767)
Equity in net income of unconsolidated investments (net of tax)	(16,186)	(19,550)
Dividends received from unconsolidated investments and nonmarketable securities	45,526	11,944
Pension and postretirement (benefit) expense	(1,071)	17,917
Pension and postretirement contributions	(10,973)	(4,717)
Unrealized gain on investments in marketable securities	(571)	(703)
Deferred income taxes	(41,207)	(16,114)
Working capital changes	(44,932)	63,235
Other, net	(44,521)	3,211
Net cash provided by operating activities	133,183	295,147
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(2,051,645)	—
Other acquisitions, net of cash acquired	(48,845)	—
Capital expenditures	(111,723)	(46,670)
Decrease in restricted cash	57,550	—
Sales of marketable securities, net	1,433	642
Proceeds from repayment of advance to joint venture	2,156	—
Net cash used in investing activities	(2,151,074)	(46,028)
Cash flows from financing activities:
Repayments of long-term debt	(1,331,648)	(3,016)
Proceeds from borrowings of long-term debt	1,000,000	—
Other borrowings (repayments), net	133,699	(13,083)
Dividends paid to shareholders	(54,238)	(41,316)
Dividends paid to noncontrolling interests	(8,282)	—
Repurchases of common stock	—	(150,000)
Proceeds from exercise of stock options	342	2,355
Excess tax benefits realized from stock-based compensation arrangements	59	767
Withholding taxes paid on stock-based compensation award distributions	(1,218)	(3,150)
Debt financing costs	(1,164)	(1,372)
Other	(3,882)	—
Net cash used in financing activities	(266,332)	(208,815)
Net effect of foreign exchange on cash and cash equivalents	1,693	(2,424)
(Decrease) increase in cash and cash equivalents	(2,282,530)	37,880
Cash and cash equivalents at end of period	$207,238	$515,119
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, our consolidated statements of income and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the six-month periods ended June 30, 2015 and 2014. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. The December 31, 2014 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.
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
Included in Net sales and Net income attributable to Albemarle Corporation for the three-month period ended June 30, 2015 is approximately $363.6 million and $16.8 million, respectively, attributable to the businesses acquired from Rockwood. Included in Net sales and Net income attributable to Albemarle Corporation for the six-month period ended June 30, 2015 is approximately $692.5 million and $25.7 million, respectively, attributable to the businesses acquired from Rockwood. Also, our consolidated statements of income for the three-month and six-month periods ended June 30, 2015 includes $21.3 million and $78.7 million, respectively, of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs), and $2.9 million and $5.0 million, respectively, of costs in connection with other significant projects. Our consolidated statements of income for the three-month and six-month periods ended June 30, 2014 includes $4.8 million of acquisition-related costs in connection with other significant projects.

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
The following table summarizes the consideration paid for Rockwood and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Purchase price:
Cash paid	$3,606,784
Shares issued	2,036,550
Appraisal shares	74,934
Total purchase price	$5,718,268
Net assets acquired:
Cash and cash equivalents	$1,555,139
Trade and other accounts receivable	263,033
Inventories	292,623
Other current assets	84,148
Property, plant and equipment	1,410,498
Investments	538,885
Other assets	28,243
Definite-lived intangible assets:
Patents and technology	227,840
Trade names and trademarks	258,740
Customer lists and relationships	1,317,759
Indefinite-lived intangible assets:
Trade names and trademarks	104,380
Other	27,450
Current liabilities	(404,727)
Long-term debt	(1,319,132)
Pension benefits	(316,086)
Other noncurrent liabilities	(163,370)
Deferred income taxes	(830,526)
Total identifiable net assets	3,074,897
Goodwill	2,643,371
Total net assets acquired	$5,718,268
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Significant changes in our purchase price allocation since our initial preliminary estimates reported in the first quarter of 2015 were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment, investments, intangible assets, current liabilities and deferred income taxes, which resulted in an increase to recognized goodwill of approximately $18.5 million. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of inventories, property, plant and equipment, investments, intangible assets, environmental liabilities, appraisal shares, legal reserves, contingent liabilities, and other assets and liabilities. The fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization of intangible assets in subsequent periods.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.
The weighted-average amortization periods for the intangible assets acquired are 17 years for patents and technology, 20 years for trade names and trademarks and 24 years for customer lists and relationships. The weighted-average amortization period for all definite-lived intangible assets acquired is 23 years.
Long-term debt assumed primarily includes Rockwood’s 4.625% senior notes with an aggregate principal amount of $1.25 billion and a fair value adjustment of approximately $43.7 million related to the senior notes. The fair value adjustment was based primarily on reported market values using Level 1 inputs.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the three-month and six-month periods ended June 30, 2015 and 2014 assume that the Merger occurred on January 1, 2014. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and taxes. Pro forma amounts were adjusted to include these costs. The pro forma amounts for the three-month and six-month periods ended June 30, 2015 were adjusted to exclude approximately $21.3 million and $78.7 million, respectively, of nonrecurring acquisition and integration related costs, and approximately $37.3 million and $85.5 million, respectively, of charges related to the utilization of the inventory markup as further described in Note 11, “Segment Information.” The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Merger. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Pro forma Net sales	$931,485	$967,024	$1,849,219	$1,921,364
Pro forma Net income from continuing operations	$102,246	$111,833	$224,391	$172,563
Pro forma Net income from continuing operations per share:
Basic	$0.91	$0.99	$2.04	$1.51
Diluted	$0.91	$0.98	$2.03	$1.50
Litigation Related to the Merger
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County (“Superior Court of New Jersey”) relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Superior Court of New Jersey relating to the Merger. Both suits named the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (“Thwaites I”), Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each named Rockwood, its former directors, and Albemarle as defendants. Thwaites II and the cases filed

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

in Delaware also named Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contained substantially similar allegations, included allegations that Rockwood’s former board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders would receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of those of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits sought a variety of equitable relief, including enjoining the former Rockwood board of directors from proceeding with the proposed Merger unless they acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Chancery Court ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints would be due until after plaintiffs filed an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint which included allegations that the registration statement failed to disclose material information.
Plaintiffs in Thwaites II and in the Delaware consolidated action subsequently coordinated their litigation efforts, and the Delaware consolidated action was stayed pending the outcome of the Thwaites II litigation. In Thwaites II, the parties (including the Delaware plaintiffs) entered into a Memorandum of Understanding on November 6, 2014, provisionally settling all claims in the pending actions and declaring the parties’ intent to submit a settlement agreement for the court’s approval within 90 days. On December 2, 2014, the parties submitted a joint stipulation to extend the defendants’ time to respond to the amended complaint in Thwaites II until February 4, 2015. The parties executed a final Stipulation of Settlement and Release (“Stipulation”) on February 4, 2015. In addition to extinguishing the current claims, the Stipulation contemplates broad releases of any and all actual and potential claims, whether known or unknown, by any member of the putative shareholder class against the defendants relating to or arising out of the Merger, the Merger Agreement, or the registration statement. On February 26, 2015, plaintiffs filed a motion for preliminary approval of the settlement, which was unopposed. The Superior Court of New Jersey granted the motion on March 31, 2015, and scheduled the final settlement hearing for July 30, 2015. In accordance with the terms of the Stipulation and the Court’s Order preliminarily approving the settlement, notice of the settlement and final hearing date was provided to former Rockwood stockholders on April 14, 2015. On April 28, 2015, plaintiffs filed a motion for final approval of the settlement. On July 16, 2015, defendants filed a letter with the Court in support of the pending motion for final approval filed by plaintiffs’ counsel and requested that the proposed settlement be approved by the Court. The deadline for objections to the settlement to be postmarked and filed with the Court was also July 16, 2015. No such objections were filed. On July 20, 2015, defendants filed an Affidavit of Mailing and Posting of Class Notice prepared by Donlin, Recano & Company, Inc., (“DRC”) with the Court, delineating the steps taken by defendants and DRC to disseminate the Notice of Pendency of Class Action, Proposed Settlement and Settlement Hearing and confirming that notice had in fact been provided to the class members. On July 30, 2015, the final settlement hearing was held before the Superior Court of New Jersey, which issued a Final Order and Judgment approving the settlement. On August 4, 2015, pursuant to the terms of the Stipulation, plaintiffs in the Delaware actions filed a notice of dismissal of the pending consolidated action with prejudice. On August 5, 2015, the Delaware Chancery Court issued an Order dismissing with prejudice the Delaware consolidated action, thereby terminating the shareholder class action litigation.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd. and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On June 10, 2015, the court granted the parties’ jointly stipulated scheduling order, which set forth dates for fact and expert discovery, as well as trial. Fact discovery has commenced and remains ongoing, and the Court has set a date of June 27, 2016 for trial on the merits. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time. Included in Accrued expenses in our condensed consolidated balance sheet at June 30, 2015 is an estimated liability of $74.9 million in connection with this portion of the Merger Consideration. The fair value of the liability was considered a Level 2 measurement as the value was based on inputs other than quoted prices that are observable for the liability.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Acquisition of Remaining Interest in Shanghai Chemetall Chemicals Co., Ltd.
On January 29, 2015, we acquired the remaining 40% interest in Shanghai Chemetall Chemicals Co., Ltd., (“Shanghai Chemetall”) for approximately $57.6 million ($45.6 million net of cash acquired), the proceeds of which came from the release of restricted cash acquired from Rockwood at closing. As of the acquisition date, Shanghai Chemetall became a wholly-owned subsidiary of Albemarle and is being consolidated into the Chemetall® Surface Treatment segment. The purchase price and the fair value of our equity interest immediately before the date of acquisition (approximately $60 million), as well as the fair value of the noncontrolling interest in Nanjing Chemetall Surface Technologies Co., Ltd., have been allocated to the net assets acquired at the acquisition date. The purchase price allocation, including the residual amount allocated to goodwill, is preliminary and subject to change based on the finalization of the valuation of assets and liabilities and the fair value of the previously held equity investment.
NOTE 3—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$243,262
Acquisition of Rockwood	2,643,371
Other acquisitions(a)	13,272
Foreign currency translation adjustments	(130,286)
Balance at June 30, 2015	$2,769,619

(a)	Primarily relates to the acquisition of the remaining interest in Shanghai Chemetall. See Note 2, “Acquisitions.”
The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2015 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2014	$48,479	$17,555	$40,398	$23,441	$129,873
Acquisition of Rockwood	1,317,759	363,120	227,840	27,450	1,936,169
Other acquisitions(a)	76,940	—	1,433	73	78,446
Foreign currency translation adjustments and other	(48,511)	(20,051)	(12,698)	(761)	(82,021)
Balance at June 30, 2015	$1,394,667	$360,624	$256,973	$50,203	$2,062,467
Accumulated Amortization
Balance at December 31, 2014	(22,931)	(7,912)	(32,831)	(22,074)	(85,748)
Amortization	(27,308)	(6,106)	(6,726)	(214)	(40,354)
Foreign currency translation adjustments and other	874	217	1,319	406	2,816
Balance at June 30, 2015	$(49,365)	$(13,801)	$(38,238)	$(21,882)	$(123,286)
Net Book Value at December 31, 2014	$25,548	$9,643	$7,567	$1,367	$44,125
Net Book Value at June 30, 2015	$1,345,302	$346,823	$218,735	$28,321	$1,939,181

(a)	Primarily relates to the acquisition of the remaining interest in Shanghai Chemetall. See Note 2, “Acquisitions.”

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Total estimated amortization expense of other intangibles acquired in the Rockwood acquisition for the next five years is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$41,148
2016	$82,296
2017	$82,296
2018	$82,296
2019	$82,296
As discussed in Note 2, “Acquisitions,” amounts of goodwill and other intangibles recorded in connection with the Rockwood and Shanghai Chemetall acquisitions are preliminary. Additionally, the preliminary allocation of goodwill and identifiable assets to our reportable segments has not been completed as of the date the financial statements have been issued.

NOTE 4—Foreign Exchange:
Foreign exchange transaction gains (losses) were $0.6 million and $53.0 million for the three-month and six-month periods ended June 30, 2015, respectively, and $(1.3) million for the three-month and six-month periods ended June 30, 2014, and are included in Other income (expenses), net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows. The gains in 2015 are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2015 was 24.2% and 25.7%, respectively, compared to 21.7% and 20.5% for the three-month and six-month periods ended June 30, 2014, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2015 and 2014 periods is mainly due to the impact of earnings from outside the U.S. The increase in the effective tax rates for the three-month and six-month periods ended June 30, 2015 compared to the same periods in 2014 is primarily driven by the Rockwood acquisition, which caused a reduction in various benefits in our effective tax rate. Additionally, our effective income tax rate for the three-month and six-month periods ended June 30, 2015 was affected by a discrete tax benefit of $1.0 million related mainly to prior year uncertain tax position adjustments associated with lapses in statutes of limitations. Our effective income tax rate for the six-month period ended June 30, 2015 was also affected by (i) $3.2 million of discrete tax expense items associated with U.S. provision to return adjustments and the release of uncertain tax positions associated with a lapse in the statute of limitations, and (ii) the OPEB plan termination gain described in Note 12, “Pension Plans and Other Postretirement Benefits.” Our effective income tax rate for the six months ended June 30, 2014 was affected by a tax benefit of approximately $5.8 million related to the restructuring charges (see Note 15, “Restructuring and Other”) and pension plan actuarial loss (see Note 12) that were recorded in such period.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and six-month periods ended June 30, 2015 and 2014 are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$59,366	$89,404	$106,515	$155,408
Net income from continuing operations attributable to noncontrolling interests	(7,219)	(6,932)	(11,253)	(14,584)
Net income from continuing operations attributable to Albemarle Corporation	$52,147	$82,472	$95,262	$140,824
Denominator:
Weighted-average common shares for basic earnings per share(a)	112,189	78,662	110,160	79,199
Basic earnings per share from continuing operations	$0.46	$1.05	$0.86	$1.78

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$59,366	$89,404	$106,515	$155,408
Net income from continuing operations attributable to noncontrolling interests	(7,219)	(6,932)	(11,253)	(14,584)
Net income from continuing operations attributable to Albemarle Corporation	$52,147	$82,472	$95,262	$140,824
Denominator:
Weighted-average common shares for basic earnings per share(a)	112,189	78,662	110,160	79,199
Incremental shares under stock compensation plans	418	429	376	403
Weighted-average common shares for diluted earnings per share(a)	112,607	79,091	110,536	79,602
Diluted earnings per share from continuing operations	$0.46	$1.04	$0.86	$1.77

(a)	2015 includes the impact of 34,113 shares issued in connection with the Rockwood acquisition.
On February 24, 2015, the Company increased the regular quarterly dividend by 5% to $0.29 per share. On May 5, 2015, the Company declared a cash dividend of $0.29 per share, which was paid on July 1, 2015 to shareholders of record at the close of business as of June 16, 2015. On July 9, 2015, the Company declared a cash dividend of $0.29 per share, which is payable on October 1, 2015 to shareholders of record at the close of business as of September 16, 2015.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$380,899	$262,769
Raw materials	116,342	53,152
Work in process	50,131	—
Stores, supplies and other	54,653	42,440
Total inventories	$602,025	$358,361

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 8—Investments:
The Company holds a 49% equity interest in Talison Lithium Pty. Ltd. (“Talison”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Talison, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”). However, the Company does not consolidate Talison as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Talison, which is our most significant VIE, was $396.6 million at June 30, 2015. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $30.3 million and $6.2 million at June 30, 2015 and December 31, 2014, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 9—Long-Term Debt:
Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
1.875% Senior notes, net of unamortized discount of $5,630 at June 30, 2015 and $6,605 at December 31, 2014	$776,060	$844,315
3.00% Senior notes, net of unamortized discount of $275 at June 30, 2015 and $306 at December 31, 2014	249,725	249,694
4.15% Senior notes, net of unamortized discount of $1,366 at June 30, 2015 and $1,439 at December 31, 2014	423,634	423,561
4.50% Senior notes, net of unamortized discount of $1,714 at June 30, 2015 and $1,871 at December 31, 2014	348,286	348,129
4.625% Senior notes, including unamortized premium of $40,203 at June 30, 2015	1,289,543	—
5.10% Senior notes, net of unamortized discount of $3 at December 31, 2014	—	324,997
5.45% Senior notes, net of unamortized discount of $1,012 at June 30, 2015 and $1,029 at December 31, 2014	348,988	348,971
Commercial paper notes	418,405	367,178
Fixed-rate foreign borrowings	4,038	1,958
Variable-rate foreign bank loans	84,944	25,139
Variable-rate domestic bank loans	24,737	—
Capital lease obligations	21,860	—
Miscellaneous	88	189
Total long-term debt	3,990,308	2,934,131
Less amounts due within one year	428,000	711,096
Long-term debt, less current portion	$3,562,308	$2,223,035
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
Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bear interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and mature on October 15, 2020. The carrying amount of these senior notes at June 30, 2015 includes an unamortized premium of $40.2 million which originated from an adjustment to fair value upon our assumption of the notes from Rockwood. The effective interest rate of the notes is approximately 3.95%. The 4.625% senior notes rank equally with all of our other

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

senior unsecured indebtedness from time to time outstanding. We may redeem some or all of these senior notes prior to their maturity, subject to certain restrictions and the payment of an applicable make-whole premium in certain instances.
Our $325.0 million aggregate principal amount of senior notes, which were issued on January 20, 2005 and bore interest at a rate of 5.10%, matured and were repaid on February 1, 2015. These senior notes were classified as Current portion of long-term debt at December 31, 2014.
Current portion of long-term debt at June 30, 2015 consists primarily of commercial paper notes with a weighted-average interest rate of approximately 0.96% and a weighted-average maturity of 20 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2015, (losses) gains of $(10.9) million and $43.1 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
During the six months ended June 30, 2015, we expensed the remaining $2.3 million of structuring and underwriting fees paid in 2014 for bridge financing arrangements in connection with the Rockwood acquisition. This amount is included in Other income, net, in our consolidated statement of income for the six months ended June 30, 2015. Also, during the six months ended June 30, 2015, we paid $1.2 million of debt financing costs that were accrued at December 31, 2014, primarily related to the 2014 Senior Notes issued in the fourth quarter of 2014.

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
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2015, as follows (in thousands):

Beginning balance at December 31, 2014	$9,235
Expenditures	(1,538)
Acquisition of Rockwood	31,555
Accretion of discount	239
Revisions of estimates	10
Foreign currency translation adjustments	(1,737)
Ending balance at June 30, 2015	37,764
Less amounts reported in Accrued expenses	5,645
Amounts reported in Other noncurrent liabilities	$32,119
As part of the Rockwood acquisition, we assumed $31.6 million of environmental remediation liabilities globally, the majority of which relate to sites in Germany and the U.S. where the Company is currently operating groundwater monitoring and/or remediation systems. For certain locations where the Company is operating these groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility. Environmental remediation liabilities assumed as part of the Rockwood acquisition includes discounted liabilities of $21.8 million, discounted at rates ranging from 2.8% to 4.3%, with the undiscounted amount totaling $35.1 million.
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
Asset Retirement Obligations
The following is a summary of the activity in our asset retirement obligations for the six months ended June 30, 2015 (in thousands):

Beginning balance at December 31, 2014	$15,085
Acquisition of Rockwood	17,265
Liabilities incurred	1,025
Accretion of discount	600
Foreign currency translation adjustments	(47)
Ending balance at June 30, 2015	$33,928
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
Indemnities
We are indemnified by third parties in connection with certain matters related to acquired and divested businesses. Although we believe that the financial condition of those parties who may have indemnification obligations to the Company is generally sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 11—Segment Information:
As a result of the Rockwood acquisition, we have realigned our organizational structure under three reportable segments. Our new reportable business segments consist of the following: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. The Performance Chemicals segment includes the Lithium, Performance Catalyst Solutions (“PCS”) and Bromine product categories. The Refining Solutions segment consists of the Company’s Heavy Oil Upgrading and Clean Fuels Technologies product categories. The Chemetall Surface Treatment segment consists of the Surface Treatment product category.
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
Beginning in the first quarter of 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net sales:
Performance Chemicals	$436,962	$280,377	$825,328	$556,274
Refining Solutions	164,573	205,024	343,739	399,685
Chemetall Surface Treatment	213,195	—	405,286	—
All Other	113,404	119,320	235,773	248,605
Corporate	3,351	—	5,763	—
Total net sales	$931,485	$604,721	$1,815,889	$1,204,564

Adjusted EBITDA:
Performance Chemicals	$148,682	$76,954	$279,210	$150,339
Refining Solutions	48,200	66,551	90,393	127,585
Chemetall Surface Treatment	48,442	—	94,446	—
All Other	9,714	21,816	23,278	42,511
Corporate	(24,957)	(20,633)	8,382	(39,717)
Total adjusted EBITDA	$230,081	$144,688	$495,709	$280,718

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2015
Adjusted EBITDA	$148,682	$48,200	$48,442	$245,324	$9,714	$(24,957)	$230,081
Depreciation and amortization	(31,843)	(8,483)	(19,111)	(59,437)	(5,724)	(2,322)	(67,483)
Utilization of inventory markup(a)	(33,823)	—	(3,077)	(36,900)	(378)	—	(37,278)
Acquisition and integration related costs(b)	—	—	—	—	—	(24,166)	(24,166)
Interest and financing expenses	—	—	—	—	—	(33,182)	(33,182)
Income tax expense	—	—	—	—	—	(17,139)	(17,139)
Non-operating pension and OPEB items	—	—	—	—	—	1,314	1,314
Net income (loss) attributable to Albemarle Corporation	$83,016	$39,717	$26,254	$148,987	$3,612	$(100,452)	$52,147
Three months ended June 30, 2014
Adjusted EBITDA	$76,954	$66,551	$—	$143,505	$21,816	$(20,633)	$144,688
Depreciation and amortization	(13,093)	(7,848)	—	(20,941)	(3,423)	(541)	(24,905)
Restructuring and other charges, net(c)	—	—	—	—	—	(3,332)	(3,332)
Acquisition and integration related costs(b)	—	—	—	—	—	(4,843)	(4,843)
Interest and financing expenses	—	—	—	—	—	(8,733)	(8,733)
Income tax expense	—	—	—	—	—	(21,773)	(21,773)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(60,025)	(60,025)
Non-operating pension and OPEB items	—	—	—	—	—	1,370	1,370
Net income (loss) attributable to Albemarle Corporation	$63,861	$58,703	$—	$122,564	$18,393	$(118,510)	$22,447
Six months ended June 30, 2015
Adjusted EBITDA	$279,210	$90,393	$94,446	$464,049	$23,278	$8,382	$495,709
Depreciation and amortization	(62,126)	(16,593)	(37,307)	(116,026)	(11,222)	(4,221)	(131,469)
Utilization of inventory markup(a)	(62,405)	—	(20,030)	(82,435)	(3,029)	—	(85,464)
Acquisition and integration related costs(b)	—	—	—	—	—	(83,689)	(83,689)
Interest and financing expenses	—	—	—	—	—	(68,928)	(68,928)
Income tax expense	—	—	—	—	—	(31,279)	(31,279)
Non-operating pension and OPEB items	—	—	—	—	—	4,823	4,823
Other(d)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$154,679	$73,800	$37,109	$265,588	$9,027	$(179,353)	$95,262
Six months ended June 30, 2014
Adjusted EBITDA	$150,339	$127,585	$—	$277,924	$42,511	$(39,717)	$280,718
Depreciation and amortization(e)	(25,149)	(16,528)	—	(41,677)	(6,787)	(1,085)	(49,549)
Restructuring and other charges, net(c)	—	—	—	—	—	(20,332)	(20,332)
Acquisition and integration related costs(b)	—	—	—	—	—	(4,843)	(4,843)
Interest and financing expenses	—	—	—	—	—	(17,506)	(17,506)
Income tax expense	—	—	—	—	—	(34,963)	(34,963)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(61,794)	(61,794)
Non-operating pension and OPEB items	—	—	—	—	—	(12,701)	(12,701)
Net income (loss) attributable to Albemarle Corporation	$125,190	$111,057	$—	$236,247	$35,724	$(192,941)	$79,030

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month and six-month periods ended

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

June 30, 2015, $27.3 million and $67.6 million, respectively, was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $10.0 million and $17.9 million, respectively, related to the utilization of the inventory markup.

(b)	See Note 2, “Acquisitions.”

(c)	See Note 15, “Restructuring and Other.”

(d)	Financing-related fees expensed in the 2015 period in connection with the acquisition of Rockwood.

(e)	Excludes discontinued operations.

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
The following table sets forth the benefit obligations, plan assets, funded status and weighted-average assumption percentages for the defined benefit pension plans acquired in the Rockwood acquisition, as of the Acquisition Closing Date (in thousands):

	U.S.	Foreign
Benefit obligation	$39,125	$416,150
Fair value of plan assets	29,314	109,875
Funded status	$(9,811)	$(306,275)

Weighted-average assumption percentages:
Discount rate	4.09%	2.35%
Expected return on plan assets	6.03%	5.78%
Rate of compensation increase	—%	3.15%
The current forecast of benefit payments related to the defined benefit pension plans acquired in the Rockwood acquisition, which reflect expected future service, amounts to (in millions):

	U.S.	Foreign
Remainder of 2015	$0.9	$8.9
2016	$1.6	$16.4
2017	$1.7	$16.0
2018	$1.9	$16.8
2019	$2.0	$16.9
2020-2024	$11.1	$89.8
For the remainder of 2015, contributions related to the defined benefit pension plans acquired in the Rockwood acquisition are expected to be approximately $2.2 million.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2015 and 2014 are shown in the table below. The 2015 period includes results of the plans we acquired in the Rockwood acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Pension Benefits Cost (Credit):
Service cost	$1,691	$2,726	$3,670	$5,567
Interest cost	10,616	8,128	20,180	16,297
Expected return on assets	(12,451)	(10,172)	(23,533)	(20,377)
Actuarial (gain) loss(a)	(51)	—	(51)	15,432
Amortization of prior service benefit	29	(138)	59	(411)
Total net pension benefits cost (credit)	$(166)	$544	$325	$16,508
Postretirement Benefits Cost (Credit):
Service cost	$5	$54	$71	$108
Interest cost	619	760	1,287	1,520
Expected return on assets	(47)	(86)	(112)	(171)
Amortization of prior service benefit	(24)	(24)	(48)	(48)
Settlements/curtailments(b)	—	—	(2,594)	—
Total net postretirement benefits cost (credit)	$553	$704	$(1,396)	$1,409
Total net pension and postretirement benefits cost (credit)	$387	$1,248	$(1,071)	$17,917

(a)
In connection with a realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. This workforce reduction triggered a net curtailment gain of approximately $0.8 million in the first quarter of 2014 for our U.S. defined benefit plan which covers non-represented employees and our supplemental executive retirement plan (“SERP”). In connection with the curtailment, we were required to remeasure the related assets and obligations for these two plans. As of the January 31, 2014 remeasurement date, the weighted-average discount rate for all of our domestic pension plans was 4.97% compared to 5.14% at December 31, 2013. Taking into account the discount rate reduction and actual return on plan assets through January 31, 2014, we recorded a mark-to-market actuarial loss (net of the curtailment gain) of $15.4 million in the first quarter of 2014 related to these two plans.

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

During the three-month and six-month periods ended June 30, 2015, we made contributions of $4.5 million and $9.1 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2014, we made contributions of $1.2 million and $2.3 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.5 million and $1.9 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2015, respectively. During the three-month and six-month periods ended June 30, 2014, we paid $1.0 million and $2.4 million, respectively, in premiums to the U.S. postretirement benefit plan.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2014, the most recent year-end date of the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our contributions to this plan were €0.4 million (approximately $0.4 million) during the three months ended June 30, 2015, and €0.7 million (approximately $0.8 million) during the six months ended June 30, 2015. As of the most recent year-end date of the plan, Rockwood’s contributions in 2014 represented more than 5% of total contributions to the DN Pensionskasse in 2014.
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

	June 30, 2015		December 31, 2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,990,308	$4,050,447	$2,934,131	$2,994,935
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional values totaling $253.7 million and $479.9 million, respectively. Our foreign currency forward contracts outstanding at June 30, 2015 and December 31, 2014 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. At June 30, 2015, $0.3 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts, and at December 31, 2014, $0.6 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month and six-month periods ended June 30, 2015, we recognized gains (losses) of $3.8 million and $(16.6) million, respectively, in Other income (expenses), net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and six-month periods ended June 30, 2014, we recognized losses of $(1.3) million and $(2.4) million, respectively, in Other income (expenses), net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the six-month periods ended June 30, 2015 and 2014, we recorded $16.6 million and $2.4 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

cash settlements of $(15.7) million and $(2.2) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the six-month period ended June 30, 2015. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,316	$21,316	$—	$—
Private equity securities(b)	$1,796	$24	$—	$1,772
Foreign currency forward contracts(c)	$36	$—	$36	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,316	$21,316	$—	$—
Liability for appraisal shares(d)	$74,934	$—	$74,934	$—
Foreign currency forward contracts(c)	$291	$—	$291	$—

	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,168	$22,168	$—	$—
Private equity securities(b)	$1,806	$21	$—	$1,785
Foreign currency forward contracts(c)	$631	$—	$631	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,168	$22,168	$—	$—

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

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other income (expenses), net, in our consolidated statements of income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

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

(d)	See Note 2, “Acquisitions.”

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$1,785	$717	$1,785	$750
Total unrealized (losses) gains included in earnings relating to assets still held at the reporting date	(13)	105	(13)	72
Purchases	—	1,000	—	1,000
Ending balance	$1,772	$1,822	$1,772	$1,822

NOTE 15—Restructuring and Other:
During the first quarter of 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $14.0 million for contract termination and volume commitments. Additionally, in the first quarter of 2014 we recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million. In the fourth quarter of 2014 we concluded the contract termination agreement which resulted in an additional charge of $6.5 million ($4.3 million after income taxes). At June 30, 2015, a remaining amount of $11.3 million related to this agreement is included in Accrued expenses.
Included in Restructuring and other charges, net, for the second quarter of 2014 is a write-off of $3.3 million ($2.1 million after income taxes) for certain multi-product facility project costs that we do not expect to recover in future periods.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Other	Total
Three months ended June 30, 2015
Balance at March 31, 2015	$(406,735)	$2	$65,430	$(20,435)	$(544)	$(362,282)
Other comprehensive income (loss) before reclassifications	56,224	—	(10,930)	—	3	45,297
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	—	526	—	528
Other comprehensive income (loss), net of tax	56,224	2	(10,930)	526	3	45,825
Other comprehensive loss attributable to noncontrolling interests	51	—	—	—	—	51
Balance at June 30, 2015	$(350,460)	$4	$54,500	$(19,909)	$(541)	$(316,406)
Three months ended June 30, 2014
Balance at March 31, 2014	$111,424	$186	$—	$(4,011)	$(672)	$106,927
Other comprehensive (loss) income before reclassifications	(804)	—	—	(6,410)	3	(7,211)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(167)	—	—	34	(133)
Other comprehensive (loss) income, net of tax	(804)	(167)	—	(6,410)	37	(7,344)
Other comprehensive loss attributable to noncontrolling interests	61	—	—	—	—	61
Balance at June 30, 2014	$110,681	$19	$—	$(10,421)	$(635)	$99,644
Six months ended June 30, 2015
Balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)
Other comprehensive (loss) income before reclassifications	(298,347)	—	43,116	—	3	(255,228)
Amounts reclassified from accumulated other comprehensive (loss) income	—	4	—	1,053	27	1,084
Other comprehensive (loss) income, net of tax	(298,347)	4	43,116	1,053	30	(254,144)
Other comprehensive loss attributable to noncontrolling interests	151	—	—	—	—	151
Balance at June 30, 2015	$(350,460)	$4	$54,500	$(19,909)	$(541)	$(316,406)
Six months ended June 30, 2014
Balance at December 31, 2013	$116,465	$487	$—	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(6,062)	—	—	(10,421)	3	(16,480)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(468)	—	—	69	(399)
Other comprehensive (loss) income, net of tax	(6,062)	(468)	—	(10,421)	72	(16,879)
Other comprehensive loss attributable to noncontrolling interests	278	—	—	—	—	278
Balance at June 30, 2014	$110,681	$19	$—	$(10,421)	$(635)	$99,644

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015 and 2014 is provided in the following tables (in thousands):

	Three Months Ended June 30,
	2015					2014
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other	Foreign Currency Translation	Pension and Postretirement Benefits	Interest Rate Swap	Other
Other comprehensive income (loss), before tax	$59,462	$5	$(17,307)	$834	$3	$(613)	$(162)	$(10,101)	$57
Income tax (expense) benefit	(3,238)	(3)	6,377	(308)	—	(191)	(5)	3,691	(20)
Other comprehensive income (loss), net of tax	$56,224	$2	$(10,930)	$526	$3	$(804)	$(167)	$(6,410)	$37

	Six Months Ended June 30,
	2015					2014
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other	Foreign Currency Translation	Pension and Postretirement Benefits	Interest Rate Swap	Other
Other comprehensive (loss) income, before tax	$(328,350)	$11	$68,270	$1,668	$21	$(5,336)	$(459)	$(16,420)	$111
Income tax benefit (expense)	30,003	(7)	(25,154)	(615)	9	(726)	(9)	5,999	(39)
Other comprehensive (loss) income, net of tax	$(298,347)	$4	$43,116	$1,053	$30	$(6,062)	$(468)	$(10,421)	$72

NOTE 17—Discontinued Operations:
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China.

In the second quarter of 2014, the Company began accounting for these assets as held for sale and recorded a pre-tax charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the anticipated sale of the assets. The expected loss represented the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss was primarily attributable to goodwill, intangibles and long-lived assets which were included in assets classified as held for sale at June 30, 2014. Cumulative foreign currency translation gains of $16.7 million were also included in the assessment of the assets’ carrying value for purposes of calculating the expected loss. The expected loss and estimated costs to sell, net of related taxes, were included in Loss from discontinued operations (net of tax) in our consolidated statements of income for the three-month and six-month periods ended June 30, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$—	$59,412	$—	$116,248

Loss from discontinued operations	$—	$(80,174)	$—	$(82,687)
Income tax benefit	—	(20,149)	—	(20,893)
Loss from discontinued operations (net of tax)	$—	$(60,025)	$—	$(61,794)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 18—Recently Issued Accounting Pronouncements:
In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed the criteria for reporting discontinued operations and modified related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modified the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements became effective on January 1, 2015. The impact of these new requirements is dependent on the nature of dispositions, if any, after adoption.
In May 2014, the FASB issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. We are assessing the impact of these new requirements on our financial statements.
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
In May 2015, the FASB issued accounting guidance for which investments measured at net asset value per share (or its equivalent) using the practical expedient should no longer be categorized within the fair value hierarchy. Although removed from the fair value hierarchy, disclosure of the nature, risks and amount of investments for which fair value is measured using the practical expedient is still required. This guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted. We do not expect this guidance to have a significant impact on our financial statements.
In July 2015, the FASB issued accounting guidance that requires inventory to be measured at the lower of cost and net realizable value. The scope of this guidance excludes inventory measured using the last-in first-out method or the retail inventory method. This new requirement will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and is to be applied prospectively. Early application is permitted. We are assessing the impact of this new requirement on our financial statements.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$374,220	$—	$732,025	$(174,760)	$931,485
Cost of goods sold	256,868	—	548,811	(174,760)	630,919
Gross profit	117,352	—	183,214	—	300,566
Selling, general and administrative expenses	46,353	46	101,313	—	147,712
Research and development expenses	12,901	—	12,435	—	25,336
Acquisition and integration related costs	19,289	—	4,877	—	24,166
Intercompany service fee	5,978	—	(5,978)	—	—
Operating profit (loss)	32,831	(46)	70,567	—	103,352
Interest and financing expenses	(21,865)	(12,940)	1,623	—	(33,182)
Intergroup interest and financing expenses	(8,532)	16,654	(8,122)	—	—
Other income (expenses), net	(19,624)	18,832	1,333	—	541
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	(17,190)	22,500	65,401	—	70,711
Income tax expense (benefit)	(2,549)	9,900	9,788	—	17,139
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(14,641)	12,600	55,613	—	53,572
Equity in net income of unconsolidated investments (net of tax)	1,738	—	4,056	—	5,794
Net income (loss) from continuing operations	(12,903)	12,600	59,669	—	59,366
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	65,050	21,052	16,826	(102,928)	—
Net income	52,147	33,652	76,495	(102,928)	59,366
Net income attributable to noncontrolling interests	—	—	(7,219)	—	(7,219)
Net income attributable to Albemarle Corporation	$52,147	$33,652	$69,276	$(102,928)	$52,147

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$52,147	$33,652	$76,495	$(102,928)	$59,366
Total other comprehensive income, net of tax	45,876	61,825	90,870	(152,746)	45,825
Comprehensive income	98,023	95,477	167,365	(255,674)	105,191
Comprehensive income attributable to noncontrolling interests	—	—	(7,168)	—	(7,168)
Comprehensive income attributable to Albemarle Corporation	$98,023	$95,477	$160,197	$(255,674)	$98,023

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$752,392	$—	$1,419,640	$(356,143)	$1,815,889
Cost of goods sold	514,992	—	1,095,587	(353,722)	1,256,857
Gross profit	237,400	—	324,053	(2,421)	559,032
Selling, general and administrative expenses	86,870	46	196,561	—	283,477
Research and development expenses	26,269	—	25,559	—	51,828
Acquisition and integration related costs	58,169	—	25,520	—	83,689
Intercompany service fee	11,643	—	(11,643)	—	—
Operating profit (loss)	54,449	(46)	88,056	(2,421)	140,038
Interest and financing expenses	(48,521)	(23,711)	3,304	—	(68,928)
Intergroup interest and financing expenses	(14,446)	25,715	(11,269)	—	—
Other income (expenses), net	8,944	(31,220)	72,774	—	50,498
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	426	(29,262)	152,865	(2,421)	121,608
Income tax expense	8,343	2,972	20,856	(892)	31,279
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(7,917)	(32,234)	132,009	(1,529)	90,329
Equity in net income of unconsolidated investments (net of tax)	3,757	—	12,429	—	16,186
Net income (loss) from continuing operations	(4,160)	(32,234)	144,438	(1,529)	106,515
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	99,422	83,682	25,724	(208,828)	—
Net income	95,262	51,448	170,162	(210,357)	106,515
Net income attributable to noncontrolling interests	—	—	(11,253)	—	(11,253)
Net income attributable to Albemarle Corporation	$95,262	$51,448	$158,909	$(210,357)	$95,262

Condensed Consolidating Statement of Comprehensive Loss
Six Months Ended June 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$95,262	$51,448	$170,162	$(210,357)	$106,515
Total other comprehensive loss, net of tax	(253,993)	(434,674)	(544,565)	979,088	(254,144)
Comprehensive loss	(158,731)	(383,226)	(374,403)	768,731	(147,629)
Comprehensive income attributable to noncontrolling interests	—	—	(11,102)	—	(11,102)
Comprehensive loss attributable to Albemarle Corporation	$(158,731)	$(383,226)	$(385,505)	$768,731	$(158,731)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income (Loss)
Three Months Ended June 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$419,135	$—	$361,253	$(175,667)	$604,721
Cost of goods sold	267,984	—	308,216	(178,842)	397,358
Gross profit	151,151	—	53,037	3,175	207,363
Selling, general and administrative expenses	42,806	—	24,205	—	67,011
Research and development expenses	13,657	—	8,280	—	21,937
Restructuring and other charges, net	7,246	—	(3,914)	—	3,332
Acquisition and integration related costs	4,843	—	—	—	4,843
Intercompany service fee	6,938	—	(6,938)	—	—
Operating profit	75,661	—	31,404	3,175	110,240
Interest and financing expenses	(8,731)	—	(2)	—	(8,733)
Intergroup interest and financing expenses	6,010	—	(6,010)	—	—
Other income (expenses), net	782	—	(1,761)	—	(979)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	73,722	—	23,631	3,175	100,528
Income tax expense (benefit)	22,149	—	(1,536)	1,160	21,773
Income from continuing operations before equity in net income of unconsolidated investments	51,573	—	25,167	2,015	78,755
Equity in net income of unconsolidated investments (net of tax)	1,993	—	8,656	—	10,649
Net income from continuing operations	53,566	—	33,823	2,015	89,404
Loss from discontinued operations (net of tax)	(20,744)	—	(39,281)	—	(60,025)
Equity in undistributed earnings of subsidiaries	(10,375)	—	—	10,375	—
Net income (loss)	22,447	—	(5,458)	12,390	29,379
Net income attributable to noncontrolling interests	—	—	(6,932)	—	(6,932)
Net income (loss) attributable to Albemarle Corporation	$22,447	$—	$(12,390)	$12,390	$22,447

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income (loss)	$22,447	$—	$(5,458)	$12,390	$29,379
Total other comprehensive loss, net of tax	(7,283)	—	(797)	736	(7,344)
Comprehensive income (loss)	15,164	—	(6,255)	13,126	22,035
Comprehensive income attributable to noncontrolling interests	—	—	(6,871)	—	(6,871)
Comprehensive income (loss) attributable to Albemarle Corporation	$15,164	$—	$(13,126)	$13,126	$15,164

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$795,459	$—	$745,084	$(335,979)	$1,204,564
Cost of goods sold	529,577	—	611,577	(339,552)	801,602
Gross profit	265,882	—	133,507	3,573	402,962
Selling, general and administrative expenses	98,575	—	46,540	—	145,115
Research and development expenses	27,813	—	16,696	—	44,509
Restructuring and other charges, net	10,246	—	10,086	—	20,332
Acquisition and integration related costs	4,843	—	—	—	4,843
Intercompany service fee	12,008	—	(12,008)	—	—
Operating profit	112,397	—	72,193	3,573	188,163
Interest and financing expenses	(17,529)	—	23	—	(17,506)
Intergroup interest and financing expenses	6,010	—	(6,010)	—	—
Other income (expenses), net	990	—	(826)	—	164
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	101,868	—	65,380	3,573	170,821
Income tax expense	32,520	—	1,138	1,305	34,963
Income from continuing operations before equity in net income of unconsolidated investments	69,348	—	64,242	2,268	135,858
Equity in net income of unconsolidated investments (net of tax)	3,929	—	15,621	—	19,550
Net income from continuing operations	73,277	—	79,863	2,268	155,408
Loss from discontinued operations (net of tax)	(21,157)	—	(40,637)	—	(61,794)
Equity in undistributed earnings of subsidiaries	26,910	—	—	(26,910)	—
Net income	79,030	—	39,226	(24,642)	93,614
Net income attributable to noncontrolling interests	—	—	(14,584)	—	(14,584)
Net income attributable to Albemarle Corporation	$79,030	$—	$24,642	$(24,642)	$79,030

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$79,030	$—	$39,226	$(24,642)	$93,614
Total other comprehensive loss, net of tax	(16,601)	—	(6,059)	5,781	(16,879)
Comprehensive income	62,429	—	33,167	(18,861)	76,735
Comprehensive income attributable to noncontrolling interests	—	—	(14,306)	—	(14,306)
Comprehensive income attributable to Albemarle Corporation	$62,429	$—	$18,861	$(18,861)	$62,429

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,983	$1,184	$204,071	$—	$207,238
Trade accounts receivable, less allowance for doubtful accounts	109,672	—	528,667	—	638,339
Other accounts receivable	11,227	23,749	37,265	—	72,241
Intergroup receivable	65,276	7,028	117,287	(189,591)	—
Inventories	200,502	—	414,786	(13,263)	602,025
Other current assets	132,768	—	103,100	(101,630)	134,238
Total current assets	521,428	31,961	1,405,176	(304,484)	1,654,081
Property, plant and equipment, at cost	1,754,607	—	2,319,115	—	4,073,722
Less accumulated depreciation and amortization	1,075,510	—	379,675	—	1,455,185
Net property, plant and equipment	679,097	—	1,939,440	—	2,618,537
Investments	75,826	4,891	524,725	—	605,442
Investment in subsidiaries	7,071,155	11,212,885	6,414,305	(24,698,345)	—
Other assets	27,847	9,026	152,852	(5,776)	183,949
Goodwill	49,212	—	2,720,407	—	2,769,619
Other intangibles, net of amortization	19,732	—	1,919,449	—	1,939,181
Intergroup receivable	—	3,295,790	1,841,271	(5,137,061)	—
Total assets	$8,444,297	$14,554,553	$16,917,625	$(30,145,666)	$9,770,809
Liabilities and Equity
Current liabilities:
Accounts payable	$118,214	$—	$224,268	$—	$342,482
Intergroup payable	181,822	157	7,612	(189,591)	—
Accrued expenses	153,854	119,034	232,420	—	505,308
Current portion of long-term debt	418,455	—	9,545	—	428,000
Dividends payable	32,288	—	—	—	32,288
Income taxes payable	—	101,628	60,892	(102,520)	60,000
Total current liabilities	904,633	220,819	534,737	(292,111)	1,368,078
Long-term debt	2,231,467	1,289,543	41,298	—	3,562,308
Postretirement benefits	55,727	—	—	—	55,727
Pension benefits	123,131	—	332,533	—	455,664
Intergroup payable	1,804,806	1,019,292	2,312,963	(5,137,061)	—
Other noncurrent liabilities	54,448	57,900	134,061	—	246,409
Deferred income taxes	91,008	—	681,482	(5,777)	766,713
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	1,122	—	6,808	(6,808)	1,122
Additional paid-in capital	2,053,516	12,350,226	12,139,318	(24,489,544)	2,053,516
Accumulated other comprehensive loss	(316,406)	(434,675)	(595,513)	1,030,188	(316,406)
Retained earnings	1,440,845	51,448	1,193,105	(1,244,553)	1,440,845
Total Albemarle Corporation shareholders’ equity	3,179,077	11,966,999	12,743,718	(24,710,717)	3,179,077
Noncontrolling interests	—	—	136,833	—	136,833
Total equity	3,179,077	11,966,999	12,880,551	(24,710,717)	3,315,910
Total liabilities and equity	$8,444,297	$14,554,553	$16,917,625	$(30,145,666)	$9,770,809

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$1,930,802	$—	$558,966	$—	$2,489,768
Cash flows from operating activities:
Net cash provided by (used in) operating activities	163,838	(56,599)	49,191	(23,247)	133,183
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(3,597,083)	159,409	1,386,029	—	(2,051,645)
Other acquisitions, net of cash acquired	—	—	(48,845)	—	(48,845)
Capital expenditures	(36,542)	—	(75,181)	—	(111,723)
Decrease in restricted cash	—	—	57,550	—	57,550
Sales of (investments in) marketable securities, net	1,435	—	(2)	—	1,433
Proceeds from repayment of advance to joint venture	2,156	—	—	—	2,156
Proceeds from intercompany investing related activity	—	1,044,810	82	(1,044,892)	—
Intercompany investing related payments	—	(1,148,029)	(1,198,221)	2,346,250	—
Net cash (used in) provided by investing activities	(3,630,034)	56,190	121,412	1,301,358	(2,151,074)
Cash flows from financing activities:
Repayments of long-term debt	(1,325,101)	—	(6,547)	—	(1,331,648)
Proceeds from borrowings of long-term debt	1,000,000	—	—	—	1,000,000
Other borrowings (repayments), net	135,965	—	(2,266)	—	133,699
Dividends paid to shareholders	(54,238)	—	—	—	(54,238)
Dividends paid to noncontrolling interests	—	—	(8,282)	—	(8,282)
Intercompany dividends paid	—	—	(23,247)	23,247	—
Proceeds from exercise of stock options	342	—	—	—	342
Excess tax benefits realized from stock-based compensation arrangements	59	—	—	—	59
Withholding taxes paid on stock-based compensation award distributions	(1,218)	—	—	—	(1,218)
Debt financing costs	(1,164)	—	—	—	(1,164)
Other	—	—	(3,882)	—	(3,882)
Proceeds from intercompany financing related activity	1,845,770	—	500,480	(2,346,250)	—
Intercompany financing related payments	(62,039)	(82)	(982,771)	1,044,892	—
Net cash provided by (used in) financing activities	1,538,376	(82)	(526,515)	(1,278,111)	(266,332)
Net effect of foreign exchange on cash and cash equivalents	(999)	1,675	1,017	—	1,693
(Decrease) increase in cash and cash equivalents	(1,928,819)	1,184	(354,895)	—	(2,282,530)
Cash and cash equivalents at end of period	$1,983	$1,184	$204,071	$—	$207,238

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	148,261	—	152,896	(6,010)	295,147
Cash flows from investing activities:
Capital expenditures	(31,749)	—	(14,921)	—	(46,670)
Sales of (investments in) marketable securities, net	660	—	(18)	—	642
Net cash used in investing activities	(31,089)	—	(14,939)	—	(46,028)
Cash flows from financing activities:
Repayments of long-term debt	(101)	—	(2,915)	—	(3,016)
Other borrowings (repayments), net	—	—	(13,083)	—	(13,083)
Dividends paid to shareholders	(41,316)	—	—	—	(41,316)
Intercompany dividends paid	—	—	(6,010)	6,010	—
Repurchases of common stock	(150,000)	—	—	—	(150,000)
Proceeds from exercise of stock options	2,355	—	—	—	2,355
Excess tax benefits realized from stock-based compensation arrangements	767	—	—	—	767
Withholding taxes paid on stock-based compensation award distributions	(3,150)	—	—	—	(3,150)
Debt financing costs	(1,372)	—	—	—	(1,372)
Net cash used in financing activities	(192,817)	—	(22,008)	6,010	(208,815)
Net effect of foreign exchange on cash and cash equivalents	—	—	(2,424)	—	(2,424)
(Decrease) increase in cash and cash equivalents	(75,645)	—	113,525	—	37,880
Cash and cash equivalents at end of period	$12,831	$—	$502,288	$—	$515,119

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$374,220	$—	$—	$732,025	$(174,760)	$931,485
Cost of goods sold	256,868	—	—	548,811	(174,760)	630,919
Gross profit	117,352	—	—	183,214	—	300,566
Selling, general and administrative expenses	46,353	46	—	101,313	—	147,712
Research and development expenses	12,901	—	—	12,435	—	25,336
Acquisition and integration related costs	19,289	—	—	4,877	—	24,166
Intercompany service fee	5,978	—	—	(5,978)	—	—
Operating profit (loss)	32,831	(46)	—	70,567	—	103,352
Interest and financing expenses	(21,865)	(12,940)	—	1,623	—	(33,182)
Intergroup interest and financing expenses	(8,532)	16,654	—	(8,122)	—	—
Other income (expenses), net	(19,624)	18,832	—	1,333	—	541
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	(17,190)	22,500	—	65,401	—	70,711
Income tax expense (benefit)	(2,549)	9,900	—	9,788	—	17,139
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(14,641)	12,600	—	55,613	—	53,572
Equity in net income of unconsolidated investments (net of tax)	1,738	—	—	4,056	—	5,794
Net income (loss) from continuing operations	(12,903)	12,600	—	59,669	—	59,366
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	65,050	4,226	16,826	16,826	(102,928)	—
Net income	52,147	16,826	16,826	76,495	(102,928)	59,366
Net income attributable to noncontrolling interests	—	—	—	(7,219)	—	(7,219)
Net income attributable to Albemarle Corporation	$52,147	$16,826	$16,826	$69,276	$(102,928)	$52,147

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended June 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$52,147	$16,826	$16,826	$76,495	$(102,928)	$59,366
Total other comprehensive income, net of tax	45,876	30,912	30,912	90,871	(152,746)	45,825
Comprehensive income	98,023	47,738	47,738	167,366	(255,674)	105,191
Comprehensive income attributable to noncontrolling interests	—	—	—	(7,168)	—	(7,168)
Comprehensive income attributable to Albemarle Corporation	$98,023	$47,738	$47,738	$160,198	$(255,674)	$98,023

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$752,392	$—	$—	$1,419,640	$(356,143)	$1,815,889
Cost of goods sold	514,992	—	—	1,095,587	(353,722)	1,256,857
Gross profit	237,400	—	—	324,053	(2,421)	559,032
Selling, general and administrative expenses	86,870	46	—	196,561	—	283,477
Research and development expenses	26,269	—	—	25,559	—	51,828
Acquisition and integration related costs	58,169	—	—	25,520	—	83,689
Intercompany service fee	11,643	—	—	(11,643)	—	—
Operating profit (loss)	54,449	(46)	—	88,056	(2,421)	140,038
Interest and financing expenses	(48,521)	(23,711)	—	3,304	—	(68,928)
Intergroup interest and financing expenses	(14,446)	25,715	—	(11,269)	—	—
Other income (expenses), net	8,944	(31,220)	—	72,774	—	50,498
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	426	(29,262)	—	152,865	(2,421)	121,608
Income tax expense	8,343	2,972	—	20,856	(892)	31,279
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(7,917)	(32,234)	—	132,009	(1,529)	90,329
Equity in net income of unconsolidated investments (net of tax)	3,757	—	—	12,429	—	16,186
Net income (loss) from continuing operations	(4,160)	(32,234)	—	144,438	(1,529)	106,515
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	99,422	57,958	25,724	25,724	(208,828)	—
Net income	95,262	25,724	25,724	170,162	(210,357)	106,515
Net income attributable to noncontrolling interests	—	—	—	(11,253)	—	(11,253)
Net income attributable to Albemarle Corporation	$95,262	$25,724	$25,724	$158,909	$(210,357)	$95,262
Condensed Consolidating Statement of Comprehensive Loss
Six Months Ended June 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$95,262	$25,724	$25,724	$170,162	$(210,357)	$106,515
Total other comprehensive loss, net of tax	(253,993)	(217,337)	(217,338)	(544,565)	979,089	(254,144)
Comprehensive loss	(158,731)	(191,613)	(191,614)	(374,403)	768,732	(147,629)
Comprehensive income attributable to noncontrolling interests	—	—	—	(11,102)	—	(11,102)
Comprehensive loss attributable to Albemarle Corporation	$(158,731)	$(191,613)	$(191,614)	$(385,505)	$768,732	$(158,731)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income (Loss)
Three Months Ended June 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$419,135	$—	$—	$361,253	$(175,667)	$604,721
Cost of goods sold	267,984	—	—	308,216	(178,842)	397,358
Gross profit	151,151	—	—	53,037	3,175	207,363
Selling, general and administrative expenses	42,806	—	—	24,205	—	67,011
Research and development expenses	13,657	—	—	8,280	—	21,937
Restructuring and other charges, net	7,246	—	—	(3,914)	—	3,332
Acquisition and integration related costs	4,843	—	—	—	—	4,843
Intercompany service fee	6,938	—	—	(6,938)	—	—
Operating profit	75,661	—	—	31,404	3,175	110,240
Interest and financing expenses	(8,731)	—	—	(2)	—	(8,733)
Intergroup interest and financing expenses	6,010	—	—	(6,010)	—	—
Other income (expenses), net	782	—	—	(1,761)	—	(979)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	73,722	—	—	23,631	3,175	100,528
Income tax expense (benefit)	22,149	—	—	(1,536)	1,160	21,773
Income from continuing operations before equity in net income of unconsolidated investments	51,573	—	—	25,167	2,015	78,755
Equity in net income of unconsolidated investments (net of tax)	1,993	—	—	8,656	—	10,649
Net income from continuing operations	53,566	—	—	33,823	2,015	89,404
Loss from discontinued operations (net of tax)	(20,744)	—	—	(39,281)	—	(60,025)
Equity in undistributed earnings of subsidiaries	(10,375)	—	—	—	10,375	—
Net income (loss)	22,447	—	—	(5,458)	12,390	29,379
Net income attributable to noncontrolling interests	—	—	—	(6,932)	—	(6,932)
Net income (loss) attributable to Albemarle Corporation	$22,447	$—	$—	$(12,390)	$12,390	$22,447

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended June 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income (loss)	$22,447	$—	$—	$(5,458)	$12,390	$29,379
Total other comprehensive loss, net of tax	(7,283)	—	—	(797)	736	(7,344)
Comprehensive income (loss)	15,164	—	—	(6,255)	13,126	22,035
Comprehensive income attributable to noncontrolling interests	—	—	—	(6,871)	—	(6,871)
Comprehensive income (loss) attributable to Albemarle Corporation	$15,164	$—	$—	$(13,126)	$13,126	$15,164

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$795,459	$—	$—	$745,084	$(335,979)	$1,204,564
Cost of goods sold	529,577	—	—	611,577	(339,552)	801,602
Gross profit	265,882	—	—	133,507	3,573	402,962
Selling, general and administrative expenses	98,575	—	—	46,540	—	145,115
Research and development expenses	27,813	—	—	16,696	—	44,509
Restructuring and other charges, net	10,246	—	—	10,086	—	20,332
Acquisition and integration related costs	4,843	—	—	—	—	4,843
Intercompany service fee	12,008	—	—	(12,008)	—	—
Operating profit	112,397	—	—	72,193	3,573	188,163
Interest and financing expenses	(17,529)	—	—	23	—	(17,506)
Intergroup interest and financing expenses	6,010	—	—	(6,010)	—	—
Other income (expenses), net	990	—	—	(826)	—	164
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	101,868	—	—	65,380	3,573	170,821
Income tax expense	32,520	—	—	1,138	1,305	34,963
Income from continuing operations before equity in net income of unconsolidated investments	69,348	—	—	64,242	2,268	135,858
Equity in net income of unconsolidated investments (net of tax)	3,929	—	—	15,621	—	19,550
Net income from continuing operations	73,277	—	—	79,863	2,268	155,408
Loss from discontinued operations (net of tax)	(21,157)	—	—	(40,637)	—	(61,794)
Equity in undistributed earnings of subsidiaries	26,910	—	—	—	(26,910)	—
Net income	79,030	—	—	39,226	(24,642)	93,614
Net income attributable to noncontrolling interests	—	—	—	(14,584)	—	(14,584)
Net income attributable to Albemarle Corporation	$79,030	$—	$—	$24,642	$(24,642)	$79,030

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended June 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$79,030	$—	$—	$39,226	$(24,642)	$93,614
Total other comprehensive loss, net of tax	(16,601)	—	—	(6,059)	5,781	(16,879)
Comprehensive income	62,429	—	—	33,167	(18,861)	76,735
Comprehensive income attributable to noncontrolling interests	—	—	—	(14,306)	—	(14,306)
Comprehensive income attributable to Albemarle Corporation	$62,429	$—	$—	$18,861	$(18,861)	$62,429

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
June 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$1,983	$1,184	$—	$204,071	$—	$207,238
Trade accounts receivable, less allowance for doubtful accounts	109,672	—	—	528,667	—	638,339
Other accounts receivable	11,227	23,749	—	37,265	—	72,241
Intergroup receivable	65,276	7,028	—	117,287	(189,591)	—
Inventories	200,502	—	—	414,786	(13,263)	602,025
Other current assets	132,768	—	—	103,100	(101,630)	134,238
Total current assets	521,428	31,961	—	1,405,176	(304,484)	1,654,081
Property, plant and equipment, at cost	1,754,607	—	—	2,319,115	—	4,073,722
Less accumulated depreciation and amortization	1,075,510	—	—	379,675	—	1,455,185
Net property, plant and equipment	679,097	—	—	1,939,440	—	2,618,537
Investments	75,826	4,891	—	524,725	—	605,442
Investment in subsidiaries	7,071,155	4,798,580	6,414,305	6,414,305	(24,698,345)	—
Other assets	27,847	9,026	—	152,852	(5,776)	183,949
Goodwill	49,212	—	—	2,720,407	—	2,769,619
Other intangibles, net of amortization	19,732	—	—	1,919,449	—	1,939,181
Intergroup receivable	—	3,293,563	2,227	1,841,271	(5,137,061)	—
Total assets	$8,444,297	$8,138,021	$6,416,532	$16,917,625	$(30,145,666)	$9,770,809
Liabilities and Equity
Current liabilities:
Accounts payable	$118,214	$—	$—	$224,268	$—	$342,482
Intergroup payable	181,822	75	82	7,612	(189,591)	—
Accrued expenses	153,854	119,034	—	232,420	—	505,308
Current portion of long-term debt	418,455	—	—	9,545	—	428,000
Dividends payable	32,288	—	—	—	—	32,288
Income taxes payable	—	101,628	—	60,892	(102,520)	60,000
Total current liabilities	904,633	220,737	82	534,737	(292,111)	1,368,078
Long-term debt	2,231,467	1,289,543	—	41,298	—	3,562,308
Postretirement benefits	55,727	—	—	—	—	55,727
Pension benefits	123,131	—	—	332,533	—	455,664
Intergroup payable	1,804,806	155,535	863,757	2,312,963	(5,137,061)	—
Other noncurrent liabilities	54,448	57,900	—	134,061	—	246,409
Deferred income taxes	91,008	—	—	681,482	(5,777)	766,713
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	1,122	—	—	6,808	(6,808)	1,122
Additional paid-in capital	2,053,516	6,605,919	5,744,307	12,139,318	(24,489,544)	2,053,516
Accumulated other comprehensive loss	(316,406)	(217,337)	(217,338)	(595,513)	1,030,188	(316,406)
Retained earnings	1,440,845	25,724	25,724	1,193,105	(1,244,553)	1,440,845
Total Albemarle Corporation shareholders’ equity	3,179,077	6,414,306	5,552,693	12,743,718	(24,710,717)	3,179,077
Noncontrolling interests	—	—	—	136,833	—	136,833
Total equity	3,179,077	6,414,306	5,552,693	12,880,551	(24,710,717)	3,315,910
Total liabilities and equity	$8,444,297	$8,138,021	$6,416,532	$16,917,625	$(30,145,666)	$9,770,809

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$1,930,802	$—	$—	$558,966	$—	$2,489,768
Cash flows from operating activities:
Net cash provided by (used in) operating activities	163,838	(56,681)	82	49,191	(23,247)	133,183
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(3,597,083)	159,409	—	1,386,029	—	(2,051,645)
Other acquisitions, net of cash acquired	—	—	—	(48,845)	—	(48,845)
Capital expenditures	(36,542)	—	—	(75,181)	—	(111,723)
Decrease in restricted cash	—	—	—	57,550	—	57,550
Sales of (investments in) marketable securities, net	1,435	—	—	(2)	—	1,433
Proceeds from repayment of advance to joint venture	2,156	—	—	—	—	2,156
Proceeds from intercompany investing related activity	—	1,044,810	—	82	(1,044,892)	—
Intercompany investing related payments	—	(1,148,029)	—	(1,198,221)	2,346,250	—
Net cash (used in) provided by investing activities	(3,630,034)	56,190	—	121,412	1,301,358	(2,151,074)
Cash flows from financing activities:
Repayments of long-term debt	(1,325,101)	—	—	(6,547)	—	(1,331,648)
Proceeds from borrowings of long-term debt	1,000,000	—	—	—	—	1,000,000
Other borrowings (repayments), net	135,965	—	—	(2,266)	—	133,699
Dividends paid to shareholders	(54,238)	—	—	—	—	(54,238)
Dividends paid to noncontrolling interests	—	—	—	(8,282)	—	(8,282)
Intercompany dividends paid	—	—	—	(23,247)	23,247	—
Proceeds from exercise of stock options	342	—	—	—	—	342
Excess tax benefits realized from stock-based compensation arrangements	59	—	—	—	—	59
Withholding taxes paid on stock-based compensation award distributions	(1,218)	—	—	—	—	(1,218)
Debt financing costs	(1,164)	—	—	—	—	(1,164)
Other	—	—	—	(3,882)	—	(3,882)
Proceeds from intercompany financing related activity	1,845,770	—	—	500,480	(2,346,250)	—
Intercompany financing related payments	(62,039)	—	(82)	(982,771)	1,044,892	—
Net cash provided by (used in) financing activities	1,538,376	—	(82)	(526,515)	(1,278,111)	(266,332)
Net effect of foreign exchange on cash and cash equivalents	(999)	1,675	—	1,017	—	1,693
(Decrease) increase in cash and cash equivalents	(1,928,819)	1,184	—	(354,895)	—	(2,282,530)
Cash and cash equivalents at end of period	$1,983	$1,184	$—	$204,071	$—	$207,238

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Six Months Ended June 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	148,261	—	—	152,896	(6,010)	295,147
Cash flows from investing activities:
Capital expenditures	(31,749)	—	—	(14,921)	—	(46,670)
Sales of (investments in) marketable securities, net	660	—	—	(18)	—	642
Net cash used in investing activities	(31,089)	—	—	(14,939)	—	(46,028)
Cash flows from financing activities:
Repayments of long-term debt	(101)	—	—	(2,915)	—	(3,016)
Other borrowings (repayments), net	—	—	—	(13,083)	—	(13,083)
Dividends paid to shareholders	(41,316)	—	—	—	—	(41,316)
Intercompany dividends paid	—	—	—	(6,010)	6,010	—
Repurchases of common stock	(150,000)	—	—	—	—	(150,000)
Proceeds from exercise of stock options	2,355	—	—	—	—	2,355
Excess tax benefits realized from stock-based compensation arrangements	767	—	—	—	—	767
Withholding taxes paid on stock-based compensation award distributions	(3,150)	—	—	—	—	(3,150)
Debt financing costs	(1,372)	—	—	—	—	(1,372)
Net cash used in financing activities	(192,817)	—	—	(22,008)	6,010	(208,815)
Net effect of foreign exchange on cash and cash equivalents	—	—	—	(2,424)	—	(2,424)
(Decrease) increase in cash and cash equivalents	(75,645)	—	—	113,525	—	37,880
Cash and cash equivalents at end of period	$12,831	$—	$—	$502,288	$—	$515,119

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2014. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 61.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meets customer needs across an exceptionally diverse range of end markets including the petroleum refining, consumer electronics, energy storage, construction, automotive, steel and aerospace, lubricants, pharmaceuticals, crop protection, household appliances, heating, ventilation, aluminum finishing, food safety and custom chemistry services markets. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate, serving our customers with first rate service and delivery while maintaining a balanced stewardship of resources within the environment and markets we serve.
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
Second Quarter 2015
During the second quarter of 2015:

•
We announced a new leading-edge catalyst that will further strengthen our position in the hydrocracking pre-treat (“HC-PT”) market. The new HC-PT catalyst is in the final stages of pilot plant testing, with global rollout expected in the second half of 2015.

•
On May 1, 2015, our Chemetall Surface Treatment segment completed the acquisition of the aluminum finishing business of Chemal GmbH & Co. KG (“Chemal GmbH”), based in Hamm, Germany. Cash paid in connection with this acquisition was approximately $2.2 million. Founded in 1975, Chemal GmbH specializes in research and development of surface finishing chemicals for aluminum and its alloys with emphasis on anodizing and pretreatment technologies. This acquisition will enhance the Chemetall Surface Treatment segment’s integrated portfolio for the aluminum finishing industry.

•	Our board of directors declared a quarterly dividend of $0.29 per share on May 5, 2015, which was paid on July 1, 2015 to shareholders of record at the close of business as of June 16, 2015.

•	Our net sales for the quarter were $931.5 million, up 54% from net sales of $604.7 million in the second quarter of 2014.

•	Earnings per share from continuing operations was $0.46 (on a diluted basis), a decrease of 56% from second quarter 2014 results.

•	Cash provided by operating activities was $87.4 million in the second quarter, a decrease of 40% from second quarter 2014.
Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve, from slow and uneven global growth, currency market volatility, significantly lower crude oil prices, a dynamic pricing environment in bromine derivatives and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, diverse energy storage needs including exciting opportunities in electric vehicles, and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, significant deleveraging following our acquisition of Rockwood, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions. Additionally, we are well on track to achieve our expectations regarding synergies from the acquisition of the Rockwood businesses earlier in the year.

Performance Chemicals: Net sales for the first half of 2015 was up slightly overall compared to the prior year, as we effectively managed through an uncertain environment characterized by a much stronger U.S. Dollar, particularly as compared to the European Union Euro and the Japanese Yen, and weak oil prices. In addition to these headwinds, for the second half of the year we expect soft demand in certain products and applications amid cautious inventory management by our customers. We believe we can sustain healthy margins, as demonstrated in the first half of the year, with continued focus on maximizing the value of our bromine franchise and leveraging the growth opportunity, given our capabilities, in the lithium markets we serve.
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
On a long-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in 2015 has held up better than expected in the first six months, but may still be impacted negatively as a result of sustained lower oil prices impacting offshore drilling projects around the world. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to resume the solid growth trajectory of recent years once oil prices return to more normal levels as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
Refining Solutions: We expect continued long-term growth in our Refining Solutions business, despite some near-term concerns about how the price of oil will impact the crude slate used by refineries and the resulting demand for catalysts, fewer “first fill” opportunities than the prior year, stronger competition than in years past due to the cost impacts of a stronger U.S. dollar, especially as compared to the European Union Euro, and some expected product mix impacts.
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
Chemetall Surface Treatment: Demand for surface treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industrial markets, including heavy equipment, household appliances, manufacturing, heating, ventilation and aluminum finishing. We believe that our strong customer relationships and service, coupled with the growth coming from recently completed acquisitions, will lead to continued growth in 2015 despite headwinds from the stronger U.S. Dollar.
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
Corporate: In the first quarter of 2015, we increased our quarterly dividend payout to $0.29 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2015 to be approximately 21.6%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.

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
Second Quarter 2015 Compared to Second Quarter 2014
Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
	(In thousands, except percentages and per share amounts)
NET SALES	$931,485	$604,721	54%
Cost of goods sold	630,919	397,358	59%
GROSS PROFIT	300,566	207,363	45%
GROSS PROFIT MARGIN	32.3%	34.3%
Selling, general and administrative expenses	147,712	67,011	120%
Research and development expenses	25,336	21,937	15%
Restructuring and other charges, net	—	3,332	(100)%
Acquisition and integration related costs	24,166	4,843	399%
OPERATING PROFIT	103,352	110,240	(6)%
OPERATING PROFIT MARGIN	11.1%	18.2%
Interest and financing expenses	(33,182)	(8,733)	280%
Other income (expenses), net	541	(979)	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	70,711	100,528	(30)%
Income tax expense	17,139	21,773	(21)%
Effective tax rate	24.2%	21.7%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	53,572	78,755	(32)%
Equity in net income of unconsolidated investments (net of tax)	5,794	10,649	(46)%
NET INCOME FROM CONTINUING OPERATIONS	59,366	89,404	(34)%
Loss from discontinued operations (net of tax)	—	(60,025)	(100)%
NET INCOME	59,366	29,379	102%
Net income attributable to noncontrolling interests	(7,219)	(6,932)	4%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$52,147	$22,447	132%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	6.4%	14.8%
Basic earnings (loss) per share:
Continuing operations	$0.46	$1.05	(56)%
Discontinued operations	—	(0.76)	(100)%
	$0.46	$0.29	59%
Diluted earnings (loss) per share:
Continuing operations	$0.46	$1.04	(56)%
Discontinued operations	—	(0.76)	(100)%
	$0.46	$0.28	64%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended June 30, 2015, we recorded net sales of $931.5 million, an increase of $326.8 million, or 54%, compared to net sales of $604.7 million for the three-month period ended June 30, 2014. Approximately $363.8 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, net sales decreased by $37.0 million primarily due to $27.3 million of unfavorable impacts from currency translation and $6.9 million of unfavorable volumes, driven by lower Clean Fuels Technology volumes mostly offset by higher Heavy Oil Upgrading, Bromine and PCS volumes.
Gross Profit
For the three-month period ended June 30, 2015, our gross profit increased $93.2 million, or 45%, from the corresponding 2014 period. Approximately $107.0 million of the increase was attributable to the performance of the acquired Rockwood businesses, net of a $27.3 million charge for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition. Excluding the acquisition of Rockwood, gross profit decreased by $13.8 million due primarily to unfavorable impacts from currency translation and lower overall sales volumes, net as described above. Overall, these factors contributed to a lower gross profit margin for the three-month period ended June 30, 2015 of 32.3%, down from 34.3% in the corresponding period of 2014.
Selling, General and Administrative Expenses
For the three-month period ended June 30, 2015, our selling, general and administrative (“SG&A”) expenses increased $80.7 million, or 120%, from the three-month period ended June 30, 2014. Approximately $79.9 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, SG&A expenses increased by $0.8 million. As a percentage of net sales, SG&A expenses were 15.9% for the three-month period ended June 30, 2015, compared to 11.1% for the corresponding period in 2014.
Research and Development Expenses
For the three-month period ended June 30, 2015, our research and development (“R&D”) expenses increased $3.4 million, or 15%, from the three-month period ended June 30, 2014. Approximately $6.0 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, R&D expenses decreased by $2.6 million. As a percentage of net sales, R&D expenses were 2.7% and 3.6% for the three-month periods ended June 30, 2015 and 2014, respectively.
Restructuring and Other Charges, Net
Included in restructuring and other charges, net, for the second quarter of 2014 is a write-off of $3.3 million ($2.1 million after income taxes) for certain multi-product facility project costs that we do not expect to recover in future periods.
Acquisition and Integration Related Costs
The three-month period ended June 30, 2015 includes $21.3 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs) and $2.9 million of costs in connection with other significant projects. The three-month period ended June 30, 2014 includes $4.8 million of costs, mostly in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended June 30, 2015 increased $24.4 million to $33.2 million from the corresponding 2014 period, due mainly to higher borrowing levels in connection with the acquisition of Rockwood.
Other Income (Expenses), Net
Other income (expenses), net, for the three-month period ended June 30, 2015 was $0.5 million versus $(1.0) million for the corresponding 2014 period. The change was due mainly to realized and unrealized gains and losses arising from currency translation.
Income Tax Expense
The effective income tax rate for the second quarter of 2015 was 24.2% compared to 21.7% for the second quarter of 2014. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. The increase in the effective tax rate for the 2015 period as compared to the 2014 period is primarily driven by the Rockwood acquisition, which caused a reduction in various benefits in our effective tax rate. Additionally, our effective income tax rate in the 2015 period was affected by a discrete tax benefit of $1.0 million related mainly to prior year uncertain tax position adjustments associated with lapses in statutes of limitations.

Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $5.8 million for the three-month period ended June 30, 2015 compared to $10.6 million in the same period last year. The current year equity in net income of unconsolidated investments includes a $10.0 million charge for utilization of fair value adjustments to inventories. Excluding this charge, equity in net income of unconsolidated investments increased by $5.2 million primarily due to equity income derived from unconsolidated investments we acquired from Rockwood (Performance Chemicals and Chemetall Surface Treatment segments), partially offset by lower equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to lower sales volumes.
Loss from Discontinued Operations
The three-month period ended June 30, 2014 loss from discontinued operations of $60.0 million includes a pre-tax impairment charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed in the third quarter of 2014. The expected loss represented the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss was primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended June 30, 2015, net income attributable to noncontrolling interests was $7.2 million compared to $6.9 million in the same period last year. This increase of $0.3 million was due primarily to changes in consolidated income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $52.1 million in the three-month period ended June 30, 2015, from $22.4 million in the three-month period ended June 30, 2014. The total estimated impact of the Rockwood acquisition is a loss of approximately $30.9 million before income taxes, including earnings of the acquiree (as included in Item 1 Financial Statements - Note 2, “Acquisitions”), acquisition and integration related costs and interest expense associated with additional borrowings. Excluding the impact of the Rockwood acquisition, net income increased approximately $60.0 million primarily due to the loss from discontinued operations in the prior year.
Other Comprehensive Income (Loss)
Total other comprehensive income (loss), net of tax, was $45.8 million for the three-month period ended June 30, 2015 compared to $(7.3) million for the corresponding period in 2014. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2015 period, other comprehensive income (loss), net of tax, from foreign currency translation adjustments was $56.2 million, mainly as a result of a favorable movement in the European Union Euro of approximately $60 million. Also included in total other comprehensive income (loss), net of tax, for the 2015 period is $(10.9) million in connection with the revaluation of our €700.0 million senior notes which were designated as a hedge of our net investment in foreign operations in the fourth quarter of 2014. In the 2014 period, other comprehensive income (loss), net of tax, from foreign currency translation adjustments was $(0.8) million, mainly as a result of unfavorable movements in the European Union Euro of approximately $(11.0) million, partly offset by favorable movements in other currencies in which the Company does significant business, mostly the Korean Won of approximately $7.0 million and the Brazilian Real of approximately $3.0 million. Also included in total other comprehensive income (loss) for the 2014 period is an unrealized loss, net of tax, of $(6.4) million related to our interest rate swap which settled during the fourth quarter of 2014.

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
Beginning in the first quarter of 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three Months Ended June 30,				Percentage Change
	2015	%	2014	%	2015 vs. 2014
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$436,962	46.9%	$280,377	46.4%	56%
Refining Solutions	164,573	17.7%	205,024	33.9%	(20)%
Chemetall Surface Treatment	213,195	22.9%	—	—%	*
All Other	113,404	12.2%	119,320	19.7%	(5)%
Corporate	3,351	0.3%	—	—%	*
Total net sales	$931,485	100.0%	$604,721	100.0%	54%

Adjusted EBITDA:
Performance Chemicals	$148,682	64.6%	$76,954	53.2%	93%
Refining Solutions	48,200	20.9%	66,551	46.0%	(28)%
Chemetall Surface Treatment	48,442	21.1%	—	—%	*
All Other	9,714	4.2%	21,816	15.1%	(55)%
Corporate	(24,957)	(10.8)%	(20,633)	(14.3)%	21%
Total adjusted EBITDA	$230,081	100.0%	$144,688	100.0%	59%
*Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2015
Adjusted EBITDA	$148,682	$48,200	$48,442	$245,324	$9,714	$(24,957)	$230,081
Depreciation and amortization	(31,843)	(8,483)	(19,111)	(59,437)	(5,724)	(2,322)	(67,483)
Utilization of inventory markup(a)	(33,823)	—	(3,077)	(36,900)	(378)	—	(37,278)
Acquisition and integration related costs	—	—	—	—	—	(24,166)	(24,166)
Interest and financing expenses	—	—	—	—	—	(33,182)	(33,182)
Income tax expense	—	—	—	—	—	(17,139)	(17,139)
Non-operating pension and OPEB items	—	—	—	—	—	1,314	1,314
Net income (loss) attributable to Albemarle Corporation	$83,016	$39,717	$26,254	$148,987	$3,612	$(100,452)	$52,147
Three months ended June 30, 2014
Adjusted EBITDA	$76,954	$66,551	$—	$143,505	$21,816	$(20,633)	$144,688
Depreciation and amortization	(13,093)	(7,848)	—	(20,941)	(3,423)	(541)	(24,905)
Restructuring and other charges, net	—	—	—	—	—	(3,332)	(3,332)
Acquisition and integration related costs	—	—	—	—	—	(4,843)	(4,843)
Interest and financing expenses	—	—	—	—	—	(8,733)	(8,733)
Income tax expense	—	—	—	—	—	(21,773)	(21,773)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(60,025)	(60,025)
Non-operating pension and OPEB items	—	—	—	—	—	1,370	1,370
Net income (loss) attributable to Albemarle Corporation	$63,861	$58,703	$—	$122,564	$18,393	$(118,510)	$22,447

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended June 30, 2015, $27.3 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $10.0 million, related to the utilization of the inventory markup.

Performance Chemicals
Performance Chemicals segment net sales for the three-month period ended June 30, 2015 were $437.0 million, up $156.6 million, or 56%, in comparison to the same period in 2014. The increase was driven mainly by the acquisition of Rockwood as well as $32.3 million of favorable Bromine and PCS volumes due to customer demand and $8.2 of favorable Bromine price impact due to the announced price increase, partly offset by $9.8 million of unfavorable impacts from currency translation. Adjusted EBITDA for Performance Chemicals was up 93%, or $71.7 million, to $148.7 million for the three-month period ended June 30, 2015, compared to the same period in 2014, primarily due to the acquisition of Rockwood, higher overall Bromine and PCS sales volumes, and higher Bromine pricing.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended June 30, 2015 were $164.6 million, a decrease of $40.5 million, or 20%, compared to the three-month period ended June 30, 2014. This decrease was due to $40.9 million of lower Clean Fuels Technology volumes and $7.2 million of unfavorable currency exchange impacts partially offset by $10.8 million of higher Heavy Oil Upgrading volumes. Refining Solutions adjusted EBITDA decreased 28%, or $18.4 million, to $48.2 million for the three-month period ended June 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales volumes and unfavorable impacts from currency translation, partially offset by $2.9 million in favorable pricing on raw materials and natural gas.

Chemetall Surface Treatment
Arising from the acquisition of Rockwood, Chemetall Surface Treatment segment net sales and adjusted EBITDA for the three-month period ended June 30, 2015 were $213.2 million, and $48.4 million, respectively.
All Other
All Other net sales for the three-month period ended June 30, 2015 were $113.4 million, a decrease of $5.9 million, or 5%, compared to the three-month period ended June 30, 2014. The decrease was driven mainly by $16.2 million of unfavorable Fine Chemistry Services volumes due to timing of projects, and $10.3 million of unfavorable impacts from currency translation impacts, mostly offset by the acquisition of Rockwood. All Other adjusted EBITDA was down 55%, or $12.1 million, for the three-month period ended June 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales and unfavorable impacts from currency translation, partially offset by the acquisition of Rockwood.
Corporate
Corporate adjusted EBITDA was $(25.0) million for the three-month period ended June 30, 2015 compared to $(20.6) million for the corresponding period of 2014. The change was due mainly to the acquisition of Rockwood, more than offset by achieved synergies and favorable impacts of currency exchange.

Six Months 2015 Compared to Six Months 2014
Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014
	(In thousands, except percentages and per share amounts)
NET SALES	$1,815,889	$1,204,564	51%
Cost of goods sold	1,256,857	801,602	57%
GROSS PROFIT	559,032	402,962	39%
GROSS PROFIT MARGIN	30.8%	33.5%
Selling, general and administrative expenses	283,477	145,115	95%
Research and development expenses	51,828	44,509	16%
Restructuring and other charges, net	—	20,332	(100)%
Acquisition and integration related costs	83,689	4,843	*
OPERATING PROFIT	140,038	188,163	(26)%
OPERATING PROFIT MARGIN	7.7%	15.6%
Interest and financing expenses	(68,928)	(17,506)	294%
Other income, net	50,498	164	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	121,608	170,821	(29)%
Income tax expense	31,279	34,963	(11)%
Effective tax rate	25.7%	20.5%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	90,329	135,858	(34)%
Equity in net income of unconsolidated investments (net of tax)	16,186	19,550	(17)%
NET INCOME FROM CONTINUING OPERATIONS	106,515	155,408	(31)%
Loss from discontinued operations (net of tax)	—	(61,794)	(100)%
NET INCOME	106,515	93,614	14%
Net income attributable to noncontrolling interests	(11,253)	(14,584)	(23)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$95,262	$79,030	21%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	5.9%	12.9%
Basic earnings (loss) per share:
Continuing operations	$0.86	$1.78	(52)%
Discontinued operations	—	(0.78)	(100)%
	$0.86	$1.00	(14)%
Diluted earnings (loss) per share:
Continuing operations	$0.86	$1.77	(51)%
Discontinued operations	—	(0.78)	(100)%
	$0.86	$0.99	(13)%
*Percentage calculation is not meaningful.

Net Sales
For the six-month period ended June 30, 2015, we recorded net sales of $1.8 billion, an increase of $611.3 million, or 51%, compared to net sales of $1.2 billion for the six-month period ended June 30, 2014. Approximately $692.5 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, net sales decreased by $81.2 million primarily due to $50.6 million of unfavorable impacts from currency translation, $23.3 million of unfavorable price impacts due to market conditions and portfolio mix, and $7.3 million of unfavorable volumes. The unfavorable sales volumes were due to lower Clean Fuels Technologies and Fine Chemistry Services volumes partially offset by increased Heavy Oil Upgrading, Bromine and PCS sales volumes.
Gross Profit
For the six-month period ended June 30, 2015, our gross profit increased $156.1 million, or 39%, from the corresponding 2014 period. Approximately $196.0 million of the increase was attributable to the performance of the acquired Rockwood businesses, net of a $67.6 million charge for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition. Excluding the acquisition of Rockwood, gross profit decreased by $39.9 million due primarily to unfavorable impacts from currency translation, unfavorable price impacts due to market conditions and portfolio mix and lower overall sales volumes. Overall, these factors contributed to a lower gross profit margin for the six-month period ended June 30, 2015 of 30.8%, down from 33.5% in the corresponding period of 2014.
Selling, General and Administrative Expenses
For the six-month period ended June 30, 2015, our SG&A expenses increased $138.4 million, or 95%, from the six-month period ended June 30, 2014. Approximately $154.3 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, SG&A expenses decreased by $15.9 million due primarily to $12.5 million of mark-to-market actuarial losses allocated to SG&A in the 2014 period. As a percentage of net sales, SG&A expenses were 15.6% for the six-month period ended June 30, 2015, compared to 12.0% for the corresponding period in 2014.
The mark-to-market actuarial loss in the 2014 period resulted from a curtailment related to our U.S. defined benefit plan which covers non-represented employees and our SERP, which triggered a remeasurement of the related assets and obligations during the first quarter. The curtailment was in connection with our workforce reduction plan initiated in the fourth quarter of 2013. The mark-to-market actuarial loss was primarily attributable to: (a) a decrease in the weighted average discount rate for all of our domestic pension plans to 4.97% as of the remeasurement date, from 5.14% at December 31, 2013; and (b) the annualized actual return on the assets of the plan subject to remeasurement being approximately (5.00%), significantly lower than the expected return of 7.00%, as a result of overall market and investment portfolio performance.
Research and Development Expenses
For the six-month period ended June 30, 2015, our R&D expenses increased $7.3 million, or 16%, from the six-month period ended June 30, 2014, primarily due to the acquisition of Rockwood. As a percentage of net sales, R&D expenses were 2.9% and 3.7% for the six-month periods ended June 30, 2015 and 2014, respectively.
Restructuring and Other Charges, Net
Restructuring and other charges, net, of $20.3 million for the six-month period ended June 30, 2014 includes the following items:

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
Acquisition and Integration Related Costs
The six-month period ended June 30, 2015 includes $78.7 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs) and $5.0 million of costs in connection with other significant projects. The six-month period ended June 30, 2014 includes $4.8 million of costs in connection with other significant projects.

Interest and Financing Expenses
Interest and financing expenses for the six-month period ended June 30, 2015 increased $51.4 million to $68.9 million from the corresponding 2014 period, due mainly to higher borrowing levels in connection with the acquisition of Rockwood.
Other Income, Net
Other income, net, for the six-month period ended June 30, 2015 was $50.5 million versus $0.2 million for the corresponding 2014 period. The change was due mainly to $53.0 million of foreign currency translation gains primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Income Tax Expense
The effective income tax rate for the first six months of 2015 was 25.7% compared to 20.5% for the first six months of 2014. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. The increase in the effective tax rate for the 2015 period as compared to the 2014 period is primarily driven by the Rockwood acquisition, which caused a reduction in various benefits in our effective tax rate. Additionally, our effective tax rate in the 2015 period was affected by $2.2 million of discrete tax expense items, net, related mainly to (a) U.S. tax provision to return adjustments and the release of uncertain tax positions associated with lapses in statutes of limitations, and (b) an OPEB plan termination gain of $2.6 million, while our effective income tax rate in the 2014 period was affected by a tax benefit of approximately $5.8 million related to the restructuring charges and pension plan actuarial loss that were recorded in such period.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $16.2 million for the six-month period ended June 30, 2015 compared to $19.6 million in the same period last year. The current year equity in net income of unconsolidated investments includes a $17.9 million charge for utilization of fair value adjustments to inventories. Excluding this charge, equity in net income of unconsolidated investments increased by $14.5 million primarily due to equity income derived from unconsolidated investments we acquired from Rockwood (Performance Chemicals and Chemetall Surface Treatment segments), partially offset by lower equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to lower sales volumes.
Loss from Discontinued Operations
The six-month period ended June 30, 2014 loss from discontinued operations of $61.8 million includes a pre-tax impairment charge of $80.7 million ($60.3 million after income taxes) related to the expected loss on the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed in the third quarter of 2014. The expected loss represented the difference between the carrying value of the related assets and their estimated fair value, based on the estimated sales price as outlined in the agreement less estimated costs to sell. The expected loss was primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains.
Net Income Attributable to Noncontrolling Interests
For the six-month period ended June 30, 2015, net income attributable to noncontrolling interests was $11.3 million compared to $14.6 million in the same period last year. This decrease of $3.3 million was due primarily to changes in consolidated income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $95.3 million in the six-month period ended June 30, 2015, from $79.0 million in the six-month period ended June 30, 2014. The total estimated impact of the Rockwood acquisition is a loss of approximately $53.4 million before income taxes, including earnings of the acquiree (as included in Item 1 Financial Statements - Note 2, “Acquisitions”), acquisition and integration related costs, interest expense associated with additional borrowings, and other currency transaction gains related to the execution of the closing. Excluding the impact of the Rockwood acquisition, net income increased approximately $69.7 million primarily due to the loss from discontinued operations and restructuring and other charges in the prior year of $61.8 million and $20.3 million, respectively. Other favorable variances due to selling, general and administrative expenses of approximately $16.0 million, research and development expenses of approximately $4.3 million, lower income tax expense of $3.7 million and lower net income attributable to noncontrolling interests of $3.4 million, were more than offset by unfavorable gross profit impacts of $39.9 million.
Other Comprehensive Loss
Total other comprehensive loss, net of tax, was $254.1 million for the six-month period ended June 30, 2015 compared to $16.9 million for the corresponding period in 2014. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2015 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $298.3 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $251 million, the British Pound Sterling of approximately $24 million, and the Brazilian Real of approximately $13 million. Also included in total other comprehensive loss, net of tax, for the 2015 period is income of $43.1 million in connection with the revaluation of our €700.0 million senior notes which were designated as a hedge of our net investment in foreign operations in the fourth quarter of 2014. In the 2014 period, other comprehensive loss, net of tax, from foreign currency translation adjustments was $6.1 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $16.0 million, partly offset by favorable movements in the Brazilian Real of approximately $7.0 million and the Korean Won of approximately $4.0 million. Also included in total other comprehensive loss for the 2014 period is an unrealized loss, net of tax, of $10.4 million related to our interest rate swap which settled during the fourth quarter of 2014.

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2014 have been recast to reflect the change in segments previously noted and a change in our measure of segment profit or loss to adjusted EBITDA as discussed below. During the first quarter we announced our intention to pursue strategic alternatives for three operating segments - Minerals, Fine Chemistry Services and Metal Sulfides, which together comprise the “All Other” category. The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Beginning in the first quarter of 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Six Months Ended June 30,				Percentage Change
	2015	%	2014	%	2015 vs. 2014
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$825,328	45.5%	$556,274	46.2%	48%
Refining Solutions	343,739	18.9%	399,685	33.2%	(14)%
Chemetall Surface Treatment	405,286	22.3%	—	—%	*
All Other	235,773	13.0%	248,605	20.6%	(5)%
Corporate	5,763	0.3%	—	—%	*
Total net sales	$1,815,889	100.0%	$1,204,564	100.0%	51%

Adjusted EBITDA:
Performance Chemicals	$279,210	56.3%	$150,339	53.6%	86%
Refining Solutions	90,393	18.2%	127,585	45.4%	(29)%
Chemetall Surface Treatment	94,446	19.1%	—	—%	*
All Other	23,278	4.7%	42,511	15.1%	(45)%
Corporate	8,382	1.7%	(39,717)	(14.1)%	*
Total adjusted EBITDA	$495,709	100.0%	$280,718	100.0%	77%
*Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six Months Ended June 30, 2015
Adjusted EBITDA	$279,210	$90,393	$94,446	$464,049	$23,278	$8,382	$495,709
Depreciation and amortization	(62,126)	(16,593)	(37,307)	(116,026)	(11,222)	(4,221)	(131,469)
Utilization of inventory markup(a)	(62,405)	—	(20,030)	(82,435)	(3,029)	—	(85,464)
Acquisition and integration related costs	—	—	—	—	—	(83,689)	(83,689)
Interest and financing expenses	—	—	—	—	—	(68,928)	(68,928)
Income tax expense	—	—	—	—	—	(31,279)	(31,279)
Non-operating pension and OPEB items	—	—	—	—	—	4,823	4,823
Other(b)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$154,679	$73,800	$37,109	$265,588	$9,027	$(179,353)	$95,262
Six Months Ended June 30, 2014
Adjusted EBITDA	$150,339	$127,585	$—	$277,924	$42,511	$(39,717)	$280,718
Depreciation and amortization(c)	(25,149)	(16,528)	—	(41,677)	(6,787)	(1,085)	(49,549)
Restructuring and other charges, net	—	—	—	—	—	(20,332)	(20,332)
Acquisition and integration related costs	—	—	—	—	—	(4,843)	(4,843)
Interest and financing expenses	—	—	—	—	—	(17,506)	(17,506)
Income tax expense	—	—	—	—	—	(34,963)	(34,963)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(61,794)	(61,794)
Non-operating pension and OPEB items	—	—	—	—	—	(12,701)	(12,701)
Net income (loss) attributable to Albemarle Corporation	$125,190	$111,057	$—	$236,247	$35,724	$(192,941)	$79,030

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the six-month period ended June 30, 2015, $67.6 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $17.9 million, related to the utilization of the inventory markup.

(b)	Financing-related fees expensed in the 2015 period in connection with the acquisition of Rockwood.

(c)	Excludes discontinued operations.
Performance Chemicals
Performance Chemicals segment net sales for the six-month period ended June 30, 2015 were $825.3 million, up $269.1 million, or 48%, in comparison to the same period in 2014. The increase was driven mainly by the acquisition of Rockwood and $49.6 million of favorable Bromine and PCS volumes due to customer demand, partly offset by $6.4 million of unfavorable price impacts due to market conditions and portfolio mix, and $15.4 million of unfavorable impacts from currency translation. Adjusted EBITDA for Performance Chemicals was up 86%, or $128.9 million, to $279.2 million for the six-month period ended June 30, 2015, compared to the same period in 2014, due to the acquisition of Rockwood and higher overall sales volume, offset slightly by unfavorable pricing impacts and unfavorable impacts of currency translation.
Refining Solutions
Refining Solutions segment net sales for the six-month period ended June 30, 2015 were $343.7 million, a decrease of $55.9 million, or 14%, compared to the six-month period ended June 30, 2014. This decrease was due to $30.3 million of unfavorable Clean Fuels Technologies volumes due to customer demand, $7.8 million unfavorable Clean Fuels Technology and Heavy Oil Upgrading pricing impacts due to product and customer mix, and $17.0 million of unfavorable impacts from currency translation. Refining Solutions adjusted EBITDA decreased 29%, or $37.2 million, to $90.4 million for the six-month period ended June 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales, unfavorable pricing and mix, and unfavorable impacts of currency translation partially offset by $6.1 million in favorable pricing on raw materials and natural gas.
Chemetall Surface Treatment
Arising from the acquisition of Rockwood, Chemetall Surface Treatment segment net sales and adjusted EBITDA for the six-month period ended June 30, 2015 were $405.3 million, and $94.4 million, respectively.
All Other
All Other net sales for the six-month period ended June 30, 2015 were $235.8 million, a decrease of $12.8 million, or 5%, compared to the six-month period ended June 30, 2014. The decrease was driven mainly by $33.7 million of unfavorable Fine Chemistry Services volumes due to timing of projects, and $18.0 million of unfavorable impacts from currency translation impacts, mostly offset by the acquisition of Rockwood. All Other adjusted EBITDA was down 45%, or $19.2 million, for the six-month period ended June 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales and unfavorable impacts from currency translation, partially offset by the acquisition of Rockwood.
Corporate
Corporate adjusted EBITDA was $8.4 million for the six-month period ended June 30, 2015, an increase of $48.1 million from the corresponding period of 2014. The change was due mainly to $53.0 million of foreign currency translation gains primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
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
Cash Flow
During the first six months of 2015, cash on hand, cash provided by operations and proceeds from borrowings funded $2.1 billion for acquisitions, $111.7 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $54.2 million. Our operations provided $133.2 million of cash flows during the first six months of 2015, as compared to $295.1 million for the first six months of 2014. Overall, our cash and cash equivalents decreased by $2.3 billion to $207.2 million at June 30, 2015, down from $2.5 billion at December 31, 2014.
Net current assets were $286.0 million and $2.21 billion at June 30, 2015 and December 31, 2014, respectively, with the decrease being largely due to lower cash and cash equivalents in connection with acquisitions in 2015. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the six-month period ended June 30, 2015 of $111.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate 6% of revenues in 2015 for capacity increases, cost reduction and continuity of operations projects.
On February 24, 2015, we increased our quarterly dividend rate to $0.29 per share, a 5% increase from the quarterly rate of $0.275 per share paid in 2014.
During the first six months of 2015, we incurred $78.7 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, and other integration costs) and $5.0 million of costs in connection with other significant projects. We currently estimate incurring additional acquisition and integration related costs of approximately $121 million through 2016 in connection with the acquisition of Rockwood.

On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On June 10, 2015, the court granted the parties’ jointly stipulated scheduling order, which set forth dates for fact and expert discovery, as well as trial. Fact discovery has commenced and remains ongoing, and the Court has set a date of June 27, 2016 for trial on the merits. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time. Included in Accrued expenses in our condensed consolidated balance sheet at June 30, 2015 is an estimated liability of $74.9 million in connection with this portion of the Merger Consideration.
At June 30, 2015 and December 31, 2014, our cash and cash equivalents included $201.0 million and $558.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month and six-month periods ended June 30, 2015, we repatriated approximately $13.9 million and $134.6 million, respectively, in cash as part of these foreign cash repatriation activities. For the three-month and six-month periods ended June 30, 2014, we repatriated approximately $6.0 million in cash as part of these foreign cash repatriation activities. With regard to the access of internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the Merger, the structure implemented did not impact the indefinite investment assertion of Albemarle as no taxes were triggered in the movements of Albemarle’s cash. With regard to the acquisition of Rockwood, the Company’s initial purchase price accounting included tax liabilities related to the repatriation of cash that occurred in the first quarter of 2015. Included in deferred tax liabilities at June 30, 2015, is $102.6 million related to the expected future repatriation of prior period earnings of Rockwood that we have not asserted to be indefinitely invested and plan to repatriate in 2015. Substantially all future earnings of Rockwood have been elected to be indefinitely invested.
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
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005 and bearing interest at a rate of 5.10%, matured and were repaid on February 1, 2015. We had the following other senior notes outstanding as of June 30, 2015:

•	€700.0 million of 1.875% senior notes, due on December 8, 2021;

•	$250.0 million of 3.00% senior notes, due on December 1, 2019;

•	$350.0 million of 4.50% senior notes, due on December 15, 2020;

•	$425.0 million of 4.15% senior notes, due on December 1, 2024; and

•	$350.0 million of 5.45% senior notes, due on December 1, 2044.
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
Our February 2014 Credit Agreement, as amended, provides for borrowings of up to $1.0 billion, and matures on February 7, 2019. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate for deposits in the relevant currency plus an applicable margin which ranges from 0.900% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services and Moody’s Investors Services. The applicable margin on the facility was 1.300% as of June 30, 2015. There were no borrowings outstanding under the February 2014 Credit Agreement as of June 30, 2015.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At June 30, 2015, we had $418.4 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.96% and a weighted-average maturity of 20 days. The commercial paper notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014.

The non-current portion of our long-term debt was $3.6 billion at June 30, 2015 and $2.2 billion at December 31, 2014. In addition, at June 30, 2015, we had the ability to borrow $581.6 million under our commercial paper program and the February 2014 Credit Agreement, and $141.6 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2015, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $59.6 million at June 30, 2015. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2015 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $9.1 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2015.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $104.3 million at June 30, 2015 and $25.3 million at December 31, 2014. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.0 million at June 30, 2015 and $22.1 million at December 31, 2014. The amount included in Other noncurrent liabilities increased as a result of the inclusion of Rockwood’s uncertain tax positions and from purchase price accounting adjustments to Rockwood’s historic positions. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2015 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the foreseeable future. With the acquisition of Rockwood now closed, our main focus over the next three years, in terms of uses of cash, will be deleveraging to restore our borrowings to more normal levels and capturing synergies related to the integration of Rockwood. This may include refinancing certain of our existing outstanding debt if market conditions are favorable. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. Additionally, realization and timing of anticipated divestitures could have a significant impact on our cash flows in any given period.

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
We had cash and cash equivalents totaling $207.2 million as of June 30, 2015, of which $201.0 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
We had variable interest rate borrowings of $528.1 million outstanding at June 30, 2015, bearing a weighted average interest rate of 0.97% and representing approximately 13% of our total outstanding debt. A hypothetical 10% change (approximately 10 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million as of June 30, 2015. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $253.7 million and with a fair value representing a net liability position of approximately $0.3 million at June 30, 2015. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2015, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $8.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a increase of approximately $5.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2015, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
As previously noted, we completed the acquisition of Rockwood on January 12, 2015. We have begun the process of analyzing Rockwood’s systems of disclosure controls and procedures and internal controls over financial reporting and integrating them within our framework of controls. In accordance with the SEC’s rules, we plan to complete this process by the first anniversary of the Rockwood acquisition. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 22, 2014, a putative class action complaint was filed in the Chancery Division of the Superior Court of New Jersey, Mercer County (“Superior Court of New Jersey”) relating to the Merger. On July 24, 2014, an additional putative class action complaint was filed in the Superior Court of New Jersey relating to the Merger. Both suits named the same plaintiff but were filed by different law firms. On August 1, 2014 and August 12, 2014, three additional putative class action complaints were filed in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”) relating to the Merger. The lawsuits filed in New Jersey, Thwaites v. Rockwood Holdings Inc., et al. (“Thwaites I”), Thwaites v. Rockwood Holdings, Inc., et al. (“Thwaites II”), and the lawsuits filed in Delaware, Rudman Partners, L.P. v. Rockwood Holdings, Inc., et al., Riley v. Rockwood Holdings, Inc., et al., and North Miami Beach Police Officers & Firefighters’ Retirement Plan v. Rockwood Holdings, Inc., et al., each named Rockwood, its former directors, and Albemarle as defendants. Thwaites II and the cases filed in Delaware also named Albemarle Holdings Corporation, a wholly-owned subsidiary of Albemarle, as a defendant. The lawsuits, which contained substantially similar allegations, included allegations that Rockwood’s former board of directors breached their fiduciary duties in connection with the Merger by failing to ensure that Rockwood shareholders would receive the maximum value for their shares, failing to conduct an appropriate sale process and putting their own interests ahead of those of Rockwood shareholders. Rockwood and Albemarle are alleged to have aided and abetted the alleged fiduciary breaches. The lawsuits sought a variety of equitable relief, including enjoining the former Rockwood board of directors from proceeding with the proposed Merger unless they acted in accordance with their fiduciary duties to maximize shareholder value and rescission of the Merger to the extent implemented, in addition to damages arising from the defendants’ alleged breaches and attorneys’ fees and costs. On August 12, 2014, the plaintiff in Thwaites I filed a Notice of Voluntary Dismissal Without Prejudice as to all defendants. On August 27, 2014, the Delaware Chancery Court ordered the three Delaware cases consolidated and appointed co-lead counsel. The court also ordered that no response to the complaints would be due until after plaintiffs filed an amended consolidated complaint. On September 19, 2014, the plaintiff in Thwaites II filed an amended complaint which included allegations that the registration statement failed to disclose material information.

Plaintiffs in Thwaites II and in the Delaware consolidated action subsequently coordinated their litigation efforts, and the Delaware consolidated action was stayed pending the outcome of the Thwaites II litigation. In Thwaites II, the parties (including the Delaware plaintiffs) entered into a Memorandum of Understanding on November 6, 2014, provisionally settling all claims in the pending actions and declaring the parties’ intent to submit a settlement agreement for the court’s approval within 90 days. On December 2, 2014, the parties submitted a joint stipulation to extend the defendants’ time to respond to the amended complaint in Thwaites II until February 4, 2015. The parties executed a final Stipulation of Settlement and Release (“Stipulation”) on February 4, 2015. In addition to extinguishing the current claims, the Stipulation contemplates broad releases of any and all actual and potential claims, whether known or unknown, by any member of the putative shareholder class against the defendants relating to or arising out of the Merger, the Merger Agreement, or the registration statement. On February 26, 2015, plaintiffs filed a motion for preliminary approval of the settlement, which was unopposed. The Superior Court of New Jersey granted the motion on March 31, 2015, and scheduled the final settlement hearing for July 30, 2015. In accordance with the terms of the Stipulation and the Court’s Order preliminarily approving the settlement, notice of the settlement and final hearing date was provided to former Rockwood stockholders on April 14, 2015. On April 28, 2015, plaintiffs filed a motion for final approval of the settlement. On July 16, 2015, defendants filed a letter with the Court in support of the pending motion for final approval filed by plaintiffs’ counsel and requested that the proposed settlement be approved by the Court. The deadline for objections to the settlement to be postmarked and filed with the Court was also July 16, 2015. No such objections were filed. On July 20, 2015, defendants filed an Affidavit of Mailing and Posting of Class Notice prepared by Donlin, Recano & Company, Inc., (“DRC”) with the Court, delineating the steps taken by defendants and DRC to disseminate the Notice of Pendency of Class Action, Proposed Settlement and Settlement Hearing and confirming that notice had in fact been provided to the class members. On July 30, 2015, the final settlement hearing was held before the Superior Court of New Jersey, which issued a Final Order and Judgment approving the settlement. On August 4, 2015, pursuant to the terms of the Stipulation, plaintiffs in the Delaware actions filed a notice of dismissal of the pending consolidated action with prejudice. On August 5, 2015, the Delaware Chancery Court issued an Order dismissing with prejudice the Delaware consolidated action, thereby terminating the shareholder class action litigation.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On June 10, 2015, the court granted the parties’ jointly stipulated scheduling order, which set forth dates for fact and expert discovery, as well as trial. Fact discovery has commenced and remains ongoing, and the Court has set a date of June 27, 2016 for trial on the merits. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and six months ended June 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 6, 2015	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)