Form 10-Q
period 2015-09-30
ALBEMARLE CORP
filed 2015-11-06
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 30, 2015: 112,203,154

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$905,093	$642,418	$2,720,982	$1,846,982
Cost of goods sold	592,883	436,972	1,849,740	1,238,574
Gross profit	312,210	205,446	871,242	608,408
Selling, general and administrative expenses	137,615	66,012	421,092	211,127
Research and development expenses	25,295	22,407	77,123	66,916
Restructuring and other, net	(6,804)	293	(6,804)	20,625
Acquisition and integration related costs	42,798	10,261	126,487	15,104
Operating profit	113,306	106,473	253,344	294,636
Interest and financing expenses	(32,058)	(8,749)	(100,986)	(26,255)
Other income (expenses), net	466	(6,618)	50,964	(6,454)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	81,714	91,106	203,322	261,927
Income tax expense	16,892	11,737	48,171	46,700
Income from continuing operations before equity in net income of unconsolidated investments	64,822	79,369	155,151	215,227
Equity in net income of unconsolidated investments (net of tax)	6,050	8,650	22,236	28,200
Net income from continuing operations	70,872	88,019	177,387	243,427
Loss from discontinued operations (net of tax)	—	(6,679)	—	(68,473)
Net income	70,872	81,340	177,387	174,954
Net income attributable to noncontrolling interests	(5,480)	(8,546)	(16,733)	(23,130)
Net income attributable to Albemarle Corporation	$65,392	$72,794	$160,654	$151,824

Basic earnings (loss) per share:
Continuing operations	$0.58	$1.02	$1.45	$2.79
Discontinued operations	—	(0.09)	—	(0.87)
	$0.58	$0.93	$1.45	$1.92
Diluted earnings (loss) per share:
Continuing operations	$0.58	$1.01	$1.44	$2.78
Discontinued operations	—	(0.08)	—	(0.87)
	$0.58	$0.93	$1.44	$1.91

Weighted-average common shares outstanding – basic	112,202	78,244	110,840	78,880
Weighted-average common shares outstanding – diluted	112,544	78,659	111,205	79,287
Cash dividends declared per share of common stock	$0.29	$0.275	$0.87	$0.825
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$70,872	$81,340	$177,387	$174,954
Other comprehensive income (loss), net of tax:
Foreign currency translation	(67,520)	(100,318)	(365,867)	(106,380)
Pension and postretirement benefits	2	(147)	6	(615)
Net investment hedge	(3,407)	—	39,709	—
Interest rate swap	527	(988)	1,580	(11,409)
Other	(6)	33	24	105
Total other comprehensive loss, net of tax	(70,404)	(101,420)	(324,548)	(118,299)
Comprehensive income (loss)	468	(20,080)	(147,161)	56,655
Comprehensive income attributable to noncontrolling interests	(5,083)	(8,421)	(16,185)	(22,727)
Comprehensive income (loss) attributable to Albemarle Corporation	$(4,615)	$(28,501)	$(163,346)	$33,928
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$234,490	$2,489,768
Trade accounts receivable, less allowance for doubtful accounts (2015 – $2,486; 2014 – $1,563)	618,301	385,212
Other accounts receivable	76,271	49,423
Inventories	629,393	358,361
Other current assets	162,460	66,086
Total current assets	1,720,915	3,348,850
Property, plant and equipment, at cost	4,096,921	2,620,670
Less accumulated depreciation and amortization	1,496,069	1,388,802
Net property, plant and equipment	2,600,852	1,231,868
Investments	453,869	194,042
Other assets	191,349	160,956
Goodwill	2,811,086	243,262
Other intangibles, net of amortization	1,896,993	44,125
Total assets	$9,675,064	$5,223,103
Liabilities And Equity
Current liabilities:
Accounts payable	$371,649	$231,705
Accrued expenses	566,932	166,174
Current portion of long-term debt	284,368	711,096
Dividends payable	32,295	21,458
Income taxes payable	67,304	9,453
Total current liabilities	1,322,548	1,139,886
Long-term debt	3,558,964	2,223,035
Postretirement benefits	55,401	56,424
Pension benefits	451,056	170,534
Other noncurrent liabilities	250,737	87,705
Deferred income taxes	761,844	56,884
Commitments and contingencies (Notes 2, 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 112,202 in 2015 and 78,031 in 2014	1,122	780
Additional paid-in capital	2,056,082	10,447
Accumulated other comprehensive loss	(386,413)	(62,413)
Retained earnings	1,473,698	1,410,651
Total Albemarle Corporation shareholders’ equity	3,144,489	1,359,465
Noncontrolling interests	130,025	129,170
Total equity	3,274,514	1,488,635
Total liabilities and equity	$9,675,064	$5,223,103
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
Data)	Shares	Amounts
Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					160,654	160,654	16,733	177,387
Other comprehensive loss				(324,000)		(324,000)	(548)	(324,548)
Cash dividends declared					(97,607)	(97,607)	(23,195)	(120,802)
Stock-based compensation and other			10,473			10,473		10,473
Exercise of stock options	10,500	—	342			342		342
Tax benefit related to stock plans			(170)			(170)		(170)
Issuance of common stock, net	69,166	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550	3,022	2,039,572
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Shares withheld for withholding taxes associated with common stock issuances	(21,276)	—	(1,218)			(1,218)		(1,218)
Balance at September 30, 2015	112,201,978	$1,122	$2,056,082	$(386,413)	$1,473,698	$3,144,489	$130,025	$3,274,514

Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					151,824	151,824	23,130	174,954
Other comprehensive loss				(117,896)		(117,896)	(403)	(118,299)
Cash dividends declared					(64,905)	(64,905)	(7,612)	(72,517)
Stock-based compensation and other			10,016			10,016		10,016
Exercise of stock options	77,546	1	2,712			2,713		2,713
Shares repurchased	(1,967,069)	(20)	(13,321)		(136,659)	(150,000)		(150,000)
Tax benefit related to stock plans			836			836		836
Issuance of common stock, net	135,578	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(50,144)	(1)	(3,207)			(3,208)		(3,208)
Balance at September 30, 2014	78,248,753	$782	$6,992	$(1,651)	$1,450,618	$1,456,741	$130,530	$1,587,271
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents at beginning of year	$2,489,768	$477,239
Cash flows from operating activities:
Net income	177,387	174,954
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	200,372	78,344
(Gain) loss associated with restructuring and other	(6,804)	6,333
Loss on disposal of businesses	—	85,515
Stock-based compensation	11,171	10,447
Excess tax benefits realized from stock-based compensation arrangements	(59)	(836)
Equity in net income of unconsolidated investments (net of tax)	(22,236)	(28,200)
Dividends received from unconsolidated investments and nonmarketable securities	57,149	37,854
Pension and postretirement (benefit) expense	(232)	21,946
Pension and postretirement contributions	(16,673)	(10,718)
Unrealized gain on investments in marketable securities	(597)	(525)
Deferred income taxes	(53,593)	(24,412)
Working capital changes	14,823	89,020
Other, net	(43,805)	(9,180)
Net cash provided by operating activities	316,903	430,542
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(2,051,645)	—
Other acquisitions, net of cash acquired	(48,845)	—
Capital expenditures	(164,568)	(76,682)
Decrease in restricted cash	57,550	—
Cash proceeds from divestitures, net	6,133	104,718
Return of capital	98,000	—
Sales of marketable securities, net	1,265	943
Repayments from (long-term advances to) joint ventures	2,156	(7,499)
Net cash (used in) provided by investing activities	(2,099,954)	21,480
Cash flows from financing activities:
Repayments of long-term debt	(1,332,293)	(3,023)
Proceeds from borrowings of long-term debt	1,000,000	—
Repayments of other borrowings, net	(16,854)	(23,554)
Dividends paid to shareholders	(86,770)	(62,827)
Dividends paid to noncontrolling interests	(23,195)	(7,612)
Repurchases of common stock	—	(150,000)
Proceeds from exercise of stock options	342	2,713
Excess tax benefits realized from stock-based compensation arrangements	59	836
Withholding taxes paid on stock-based compensation award distributions	(1,218)	(3,208)
Debt financing costs	(4,186)	(3,074)
Other	(3,882)	—
Net cash used in financing activities	(467,997)	(249,749)
Net effect of foreign exchange on cash and cash equivalents	(4,230)	(26,392)
(Decrease) increase in cash and cash equivalents	(2,255,278)	175,881
Cash and cash equivalents at end of period	$234,490	$653,120
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, our consolidated statements of income and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015 and 2014 and our condensed consolidated statements of cash flows and consolidated statements of changes in equity for the nine-month periods ended September 30, 2015 and 2014. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. The December 31, 2014 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying consolidated financial statements and the notes thereto to conform to the current presentation.
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
Included in Net sales and Net income attributable to Albemarle Corporation for the three-month period ended September 30, 2015 is approximately $359.8 million and $18.2 million, respectively, attributable to the businesses acquired from Rockwood. Included in Net sales and Net income attributable to Albemarle Corporation for the nine-month period ended September 30, 2015 is approximately $1.1 billion and $43.9 million, respectively, attributable to the businesses acquired from Rockwood.
Our consolidated statements of income for the three-month and nine-month periods ended September 30, 2015 include $41.8 million and $120.5 million, respectively, of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

$1.0 million and $6.0 million, respectively, of costs in connection with other significant projects. Acquisition and integration related costs directly related to the acquisition of Rockwood were $9.3 million during the three months and nine months ended September 30, 2014. Acquisition and integration related costs in connection with other significant projects were $1.0 million and $5.8 million during the three-month and nine-month periods ended September 30, 2014, respectively.
Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $2.7 billion and was recorded as goodwill.
The following table summarizes the consideration paid for Rockwood and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Purchase price:
Cash paid	$3,606,784
Shares issued	2,036,550
Appraisal shares	74,934
Total purchase price	$5,718,268
Net assets acquired:
Cash and cash equivalents	$1,555,139
Trade and other accounts receivable	262,947
Inventories	292,503
Other current assets	86,267
Property, plant and equipment	1,395,684
Investments	529,453
Other assets	28,386
Definite-lived intangible assets:
Patents and technology	227,840
Trade names and trademarks	258,740
Customer lists and relationships	1,319,060
Indefinite-lived intangible assets:
Trade names and trademarks	104,380
Other	27,450
Current liabilities	(409,799)
Long-term debt	(1,319,132)
Pension benefits	(316,086)
Other noncurrent liabilities	(168,435)
Deferred income taxes	(830,572)
Noncontrolling interests	(3,022)
Total identifiable net assets	3,040,803
Goodwill	2,677,465
Total net assets acquired	$5,718,268
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Significant changes in our purchase price allocation since our initial preliminary estimates reported in the first quarter of 2015 were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment, investments,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

intangible assets, current liabilities and deferred income taxes, which resulted in an increase to recognized goodwill of approximately $52.6 million. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of property, plant and equipment, investments, intangible assets, environmental liabilities, appraisal shares, legal reserves, contingent liabilities, deferred income taxes and other assets and liabilities. The fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement-period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement-period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement-period adjustments will be included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization of intangible assets in subsequent periods.
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
As discussed further in Note 18, “Recently Issued Accounting Pronouncements,” in the third quarter of 2015 the Company early-adopted new accounting guidance that changes the reporting requirements for measurement-period adjustments that occur in periods after a business combination is consummated. There were no significant measurement-period adjustments recorded in the consolidated statement of income for the three-months ended September 30, 2015 that related to previous reporting periods.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the three-month and nine-month periods ended September 30, 2015 and 2014 assume that the Merger occurred on January 1, 2014. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and income taxes. Pro forma amounts were adjusted to include these costs. The pro forma amounts for the three-month and nine-month periods ended September 30, 2015 were adjusted to exclude approximately $41.8 million and $120.5 million, respectively, of nonrecurring acquisition and integration related costs, and approximately $16.8 million and $102.3 million, respectively, of charges related to the utilization of the inventory markup as further described in Note 11, “Segment Information.” The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Merger. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Pro forma Net sales	$905,093	$998,718	$2,754,312	$2,920,082
Pro forma Net income from continuing operations	$111,211	$143,675	$335,602	$316,238
Pro forma Net income from continuing operations per share:
Basic	$0.99	$1.28	$3.03	$2.79
Diluted	$0.99	$1.27	$3.02	$2.76
Litigation Related to the Merger
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd. and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On November 2, 2015, the court granted the parties’ jointly stipulated amended scheduling order, which set forth dates for fact and expert discovery, as well as trial. Fact discovery has commenced and remains ongoing, and the Court has set a date of June 27, 2016 for trial on the merits. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time. Included in Accrued expenses in our condensed consolidated balance sheet at September 30, 2015 is an estimated liability of $74.9 million in connection with this portion of the Merger Consideration. The fair value of the liability was considered a Level 2 measurement as the value was based on inputs other than quoted prices that are observable for the liability.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 3—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$243,262
Acquisition of Rockwood	2,677,465
Other acquisitions(a)	9,275
Foreign currency translation adjustments	(118,916)
Balance at September 30, 2015	$2,811,086

(a)	Primarily relates to the acquisition of the remaining interest in Shanghai Chemetall. See Note 2, “Acquisitions.”
The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2015 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2014	$48,479	$17,555	$40,398	$23,441	$129,873
Acquisition of Rockwood	1,319,060	363,120	227,840	27,450	1,937,470
Other acquisitions(a)	76,940	—	1,433	73	78,446
Foreign currency translation adjustments and other	(74,388)	(17,722)	(10,735)	(1,917)	(104,762)
Balance at September 30, 2015	$1,370,091	$362,953	$258,936	$49,047	$2,041,027
Accumulated Amortization
Balance at December 31, 2014	$(22,931)	$(7,912)	$(32,831)	$(22,074)	$(85,748)
Amortization	(41,796)	(9,216)	(10,157)	(365)	(61,534)
Foreign currency translation adjustments and other	1,482	139	1,102	525	3,248
Balance at September 30, 2015	$(63,245)	$(16,989)	$(41,886)	$(21,914)	$(144,034)
Net Book Value at December 31, 2014	$25,548	$9,643	$7,567	$1,367	$44,125
Net Book Value at September 30, 2015	$1,306,846	$345,964	$217,050	$27,133	$1,896,993

(a)	Primarily relates to the acquisition of the remaining interest in Shanghai Chemetall. See Note 2, “Acquisitions.”
Total estimated amortization expense of other intangibles acquired in the Rockwood acquisition for the next five years is as follows (in thousands):

Estimated Amortization Expense
Remainder of 2015	$20,588
2016	$82,350
2017	$82,350
2018	$82,350
2019	$82,350
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 4—Foreign Exchange:
Foreign exchange transaction (losses) gains were $(1.2) million and $51.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, and $(0.8) million and $(2.1) million for the three-month and nine-month periods ended September 30, 2014, respectively, and are included in Other income (expenses), net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows. The gains in the nine month period ended September 30, 2015 are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
NOTE 5—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2015 was 20.7% and 23.7%, respectively, compared to 12.9% and 17.8% for the three-month and nine-month periods ended September 30, 2014, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, our level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2015 and 2014 periods is mainly due to the impact of earnings from outside the U.S. The increase in the effective tax rates for the three-month and nine-month periods ended September 30, 2015 compared to the same periods in 2014 is primarily driven by the Rockwood acquisition, which caused a reduction in various benefits in our effective tax rate. Our effective income tax rate for the nine-month period ended September 30, 2015 was also affected by discrete net tax expense items of $2.9 million related mainly to prior year uncertain tax position adjustments associated with lapses in statutes of limitations, items associated with U.S. provision to return adjustments, and the OPEB plan termination gain described in Note 12, “Pension Plans and Other Postretirement Benefits.” Our effective income tax rate for the three-month period ended September 30, 2014 was also impacted by discrete net tax benefit items of $3.2 million, related principally to the expiration of the U.S. federal statute of limitations and a pension plan actuarial loss that was recorded in the period. Our effective income tax rate for the nine-month period ended September 30, 2014 was also affected by tax benefits of $14.7 million related to restructuring charges, a pension plan actuarial loss and the release of reserves related principally to the expiration of the U.S. federal statute of limitations that occurred in such period.
Included in Other current assets in our condensed consolidated balance sheets for the periods ended September 30, 2015 and December 31, 2014 are income tax receivables of $93.1 million and $22.8 million, respectively.
Based on management’s continued evaluation of uncertain tax positions acquired in the Rockwood transaction and the progress of various tax audits and other tax matters, the Company believes that it is reasonably possible that a material change in its uncertain tax positions, which is not currently estimable, could occur within twelve months of the reporting date.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and nine-month periods ended September 30, 2015 and 2014 are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$70,872	$88,019	$177,387	$243,427
Net income from continuing operations attributable to noncontrolling interests	(5,480)	(8,546)	(16,733)	(23,130)
Net income from continuing operations attributable to Albemarle Corporation	$65,392	$79,473	$160,654	$220,297
Denominator:
Weighted-average common shares for basic earnings per share(a)	112,202	78,244	110,840	78,880
Basic earnings per share from continuing operations	$0.58	$1.02	$1.45	$2.79

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$70,872	$88,019	$177,387	$243,427
Net income from continuing operations attributable to noncontrolling interests	(5,480)	(8,546)	(16,733)	(23,130)
Net income from continuing operations attributable to Albemarle Corporation	$65,392	$79,473	$160,654	$220,297
Denominator:
Weighted-average common shares for basic earnings per share(a)	112,202	78,244	110,840	78,880
Incremental shares under stock compensation plans	342	415	365	407
Weighted-average common shares for diluted earnings per share(a)	112,544	78,659	111,205	79,287
Diluted earnings per share from continuing operations	$0.58	$1.01	$1.44	$2.78

(a)	2015 includes the impact of 34,113 shares issued in connection with the Rockwood acquisition.
On February 24, 2015, the Company increased the regular quarterly dividend by 5% to $0.29 per share. On July 9, 2015, the Company declared a cash dividend of $0.29 per share, which was paid on October 1, 2015 to shareholders of record at the close of business as of September 16, 2015. On October 5, 2015, the Company declared a cash dividend of $0.29 per share, which is payable on January 4, 2016 to shareholders of record at the close of business as of December 15, 2015.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Finished goods	$414,607	$262,769
Raw materials	113,687	53,152
Work in process	45,140	—
Stores, supplies and other	55,959	42,440
Total inventories	$629,393	$358,361

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 8—Investments:
The Company holds a 49% equity interest in Talison Lithium Pty. Ltd. (“Talison”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Talison, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”). However, the Company does not consolidate Talison as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Talison, which is our most significant VIE, was $263.7 million at September 30, 2015. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $27.0 million and $6.2 million at September 30, 2015 and December 31, 2014, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
Included in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015, is a return of capital from Talison of $98.0 million.
NOTE 9—Long-Term Debt:
Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
1.875% Senior notes, net of unamortized discount of $5,449 at September 30, 2015 and $6,605 at December 31, 2014	$781,701	$844,315
3.00% Senior notes, net of unamortized discount of $260 at September 30, 2015 and $306 at December 31, 2014	249,740	249,694
4.15% Senior notes, net of unamortized discount of $1,330 at September 30, 2015 and $1,439 at December 31, 2014	423,670	423,561
4.50% Senior notes, net of unamortized discount of $1,636 at September 30, 2015 and $1,871 at December 31, 2014	348,364	348,129
4.625% Senior notes, including unamortized premium of $38,303 at September 30, 2015	1,287,643	—
5.10% Senior notes, net of unamortized discount of $3 at December 31, 2014	—	324,997
5.45% Senior notes, net of unamortized discount of $1,003 at September 30, 2015 and $1,029 at December 31, 2014	348,997	348,971
Commercial paper notes	272,950	367,178
Fixed-rate foreign borrowings	4,069	1,958
Variable-rate foreign bank loans	86,534	25,139
Variable-rate domestic bank loans	18,210	—
Capital lease obligations	21,373	—
Miscellaneous	81	189
Total long-term debt	3,843,332	2,934,131
Less amounts due within one year	284,368	711,096
Long-term debt, less current portion	$3,558,964	$2,223,035
The cash consideration paid in connection with the acquisition of Rockwood was funded with proceeds from senior notes we issued in 2014 (the “2014 Senior Notes”) and borrowings in January 2015 consisting of the following: (a) $1.0 billion under our August 15, 2014 term loan credit agreement (the “August 2014 Term Loan Agreement”); (b) $800.0 million under a senior unsecured cash bridge facility (the “Cash Bridge Facility”); and (c) $250.0 million under our revolving credit agreement (the “February 2014 Credit Agreement”). In the first quarter of 2015, amounts borrowed under the August 2014 Term Loan Agreement, Cash Bridge Facility and February 2014 Credit Agreement in connection with the Rockwood acquisition were repaid in full. Such repayments were made with a combination of existing cash, cash acquired from Rockwood, cash from operations and borrowings under our commercial paper program. For further details about the 2014 Senior Notes, August 2014 Term Loan Agreement, Cash Bridge Facility and the February 2014 Credit Agreement, see Item 8 Financial Statements and Supplementary Data—Note 13, “Long-Term Debt,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bore interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and had a scheduled maturity of October 15, 2020. At September 30, 2015, the carrying amount of the 4.625% senior notes included an unamortized premium of $38.3 million, which resulted from an adjustment to fair value upon our assumption of the notes from Rockwood. The effective interest rate of the notes was approximately 3.95%.
Under the terms of the indenture governing the 4.625% senior notes, as amended and supplemented, on October 15, 2015, our wholly-owned subsidiary, Rockwood Specialties Group, Inc., redeemed all of the outstanding 4.625% senior notes at a redemption price equal to 103.469% of the principal amount of the notes, representing a premium of $43.3 million, plus accrued and unpaid interest to the redemption date. The guarantees of the 4.625% senior notes and the 2014 Senior Notes, as more fully described in Note 19, “Consolidating Guarantor Financial Information,” were released upon repayment of the 4.625% senior notes. We expect to recognize a loss on early extinguishment of the 4.625% senior notes of approximately $5.4 million in the fourth quarter of 2015.
The 4.625% senior notes were repaid with proceeds from a new term loan agreement the Company entered into with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders on September 14, 2015 (the “September 2015 Term Loan Agreement”). Initial borrowings under the September 2015 Term Loan Agreement, which occurred on October 15, 2015, consisted of a 364-day term loan facility in an aggregate principal amount of $300 million (the “364-Day Facility”) and a five-year term loan facility in an aggregate principal amount of $950 million (the “Five-Year Facility”). Borrowings under the facilities bear interest equal to, at the option of the Company: (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of October 15, 2015, the date of initial funding, the interest rate on both facilities was LIBOR plus 1.375%.
Borrowings under the 364-Day Facility are required to be repaid 364 days after initial funding. Borrowings under the Five-Year Facility are required to be repaid in equal quarterly installments on the last business day of each of March, June, September and December, beginning with September 30, 2016, and ending with the last such day to occur prior to the fifth anniversary after initial funding (each a “Payment Date”), in an aggregate principal amount equal to (a) in the case of each Payment Date occurring on or after the first anniversary and prior to the second anniversary of initial funding, 1.25% of the aggregate principal amount of such loans, and (b) in the case of each Payment Date occurring on or after the second anniversary of initial funding, equal to 2.5% of the aggregate principal amount of such loans. On the fifth anniversary after initial funding, any remaining amounts outstanding under the Five-Year Facility become due and payable. Additionally, the agreement requires that proceeds from the Company’s previously announced intended divestitures of its Minerals, Fine Chemistry Services and Metal Sulfides businesses must be used to repay amounts outstanding under the September 2015 Term Loan Agreement. Borrowings under the September 2015 Term Loan Agreement are subject to customary affirmative and negative covenants, including a maximum leverage ratio requirement that is aligned with the maximum leverage ratio requirement of our February 2014 Credit Agreement.
Our $325.0 million aggregate principal amount of senior notes, which were issued on January 20, 2005 and bore interest at a rate of 5.10%, matured and were repaid on February 1, 2015. These senior notes were classified as Current portion of long-term debt in the condensed consolidated balance sheet at December 31, 2014.
Current portion of long-term debt at September 30, 2015 consists primarily of commercial paper notes with a weighted-average interest rate of approximately 0.84% and a weighted-average maturity of 21 days.
On September 14, 2015, certain amendments were made to the February 2014 Credit Agreement which include the following, among other things: (a) an extension of the maturity date to February 7, 2020 from February 7, 2019; (b) with regard to the borrowing rate, the margin over LIBOR, previously ranging from 0.900% to 1.500%, will now range from 1.000% to 1.700%; and (c) the Company’s credit rating as determined by Fitch Ratings will now be considered in the determination of the applicable margin over LIBOR.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and nine-month periods ended September 30, 2015, (losses) gains of $(3.4) million and $39.7 million (net of income taxes),

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
During the nine months ended September 30, 2015, we expensed the remaining $2.3 million of structuring and underwriting fees paid in 2014 for bridge financing arrangements in connection with the Rockwood acquisition. This amount is included in Other income (expenses), net, in our consolidated statement of income for the nine months ended September 30, 2015. Also, during the nine months ended September 30, 2015, we paid approximately $4.2 million of debt financing costs primarily related to the 2014 Senior Notes, the September 2015 Term Loan, and amendments to the February 2014 Credit Agreement.

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
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2015, as follows (in thousands):

Beginning balance at December 31, 2014	$9,235
Expenditures	(2,526)
Acquisition of Rockwood	35,367
Divestitures	(1,826)
Accretion of discount	710
Revisions of estimates	9
Foreign currency translation adjustments	(1,628)
Ending balance at September 30, 2015	39,341
Less amounts reported in Accrued expenses	3,085
Amounts reported in Other noncurrent liabilities	$36,256
As part of the Rockwood acquisition, we assumed $35.4 million of environmental remediation liabilities globally, the majority of which relate to sites in Germany and the U.S. where the Company is currently operating groundwater monitoring and/or remediation systems. For certain locations where the Company is operating these groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility. Environmental remediation liabilities assumed as part of the Rockwood acquisition includes discounted liabilities of $25.7 million, discounted at rates ranging from 2.8% to 4.3%, with the undiscounted amount totaling $43.9 million.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Asset Retirement Obligations
The following is a summary of the activity in our asset retirement obligations for the nine months ended September 30, 2015 (in thousands):

Beginning balance at December 31, 2014	$15,085
Acquisition of Rockwood	17,265
Liabilities incurred	1,025
Accretion of discount	932
Foreign currency translation adjustments	(34)
Ending balance at September 30, 2015	$34,273
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
NOTE 11—Segment Information:
As a result of the Rockwood acquisition, we have realigned our organizational structure under three reportable segments. Our new reportable business segments consist of the following: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. The Performance Chemicals segment includes the Lithium, Performance Catalyst Solutions (“PCS”) and Bromine product categories. The Refining Solutions segment consists of the Company’s Heavy Oil Upgrading and Clean Fuels Technologies (“CFT”) product categories. The Chemetall Surface Treatment segment consists of the Surface Treatment product category.
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
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2014 have been recast to reflect the change in segments noted above and a change in our measure of segment profit or loss to adjusted EBITDA as discussed below. Segment results for all periods presented exclude discontinued operations as further described in Note 17, “Discontinued Operations”.
During the first quarter we announced our intention to pursue strategic alternatives for three operating segments - Minerals, Fine Chemistry Services and Metal Sulfides, which together comprise the “All Other” category. All three operating segments have been and are expected to continue to be profitable, but do not fit into any of our core businesses subsequent to the acquisition of Rockwood. We expect to use the cash generated from the sale of these businesses to reduce borrowings outstanding under the September 2015 Term Loan Agreement. We have considered the accounting guidance in Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, and determined that the relevant asset groups did not meet the criteria to be accounted for as assets held for sale as of the balance sheet date.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net sales:
Performance Chemicals	$399,536	$299,947	$1,224,864	$856,221
Refining Solutions	185,102	218,950	528,841	618,635
Chemetall Surface Treatment	211,877	—	617,163	—
All Other	102,224	123,521	337,997	372,126
Corporate	6,354	—	12,117	—
Total net sales	$905,093	$642,418	$2,720,982	$1,846,982

Adjusted EBITDA:
Performance Chemicals	$136,209	$82,329	$415,419	$232,668
Refining Solutions	54,517	61,674	144,910	189,259
Chemetall Surface Treatment	53,898	—	148,344	—
All Other	6,262	20,971	29,540	63,482
Corporate	(15,890)	(20,370)	(7,508)	(60,087)
Total adjusted EBITDA	$234,996	$144,604	$730,705	$425,322

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2015
Adjusted EBITDA	$136,209	$54,517	$53,898	$244,624	$6,262	$(15,890)	$234,996
Depreciation and amortization	(31,482)	(8,804)	(20,260)	(60,546)	(5,645)	(2,712)	(68,903)
Utilization of inventory markup(a)	(16,834)	—	—	(16,834)	—	—	(16,834)
Restructuring and other, net(c)	—	—	—	—	—	6,804	6,804
Acquisition and integration related costs(b)	—	—	—	—	—	(42,798)	(42,798)
Interest and financing expenses	—	—	—	—	—	(32,058)	(32,058)
Income tax expense	—	—	—	—	—	(16,892)	(16,892)
Non-operating pension and OPEB items	—	—	—	—	—	1,077	1,077
Net income (loss) attributable to Albemarle Corporation	$87,893	$45,713	$33,638	$167,244	$617	$(102,469)	$65,392
Three months ended September 30, 2014
Adjusted EBITDA	$82,329	$61,674	$—	$144,003	$20,971	$(20,370)	$144,604
Depreciation and amortization	(12,593)	(8,823)	—	(21,416)	(3,492)	(722)	(25,630)
Restructuring and other, net(c)	—	—	—	—	—	(293)	(293)
Acquisition and integration related costs(b)	—	—	—	—	—	(10,261)	(10,261)
Interest and financing expenses	—	—	—	—	—	(8,749)	(8,749)
Income tax expense	—	—	—	—	—	(11,737)	(11,737)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(6,679)	(6,679)
Non-operating pension and OPEB items	—	—	—	—	—	(1,440)	(1,440)
Other(d)	—	—	—	—	—	(7,021)	(7,021)
Net income (loss) attributable to Albemarle Corporation	$69,736	$52,851	$—	$122,587	$17,479	$(67,272)	$72,794
Nine months ended September 30, 2015
Adjusted EBITDA	$415,419	$144,910	$148,344	$708,673	$29,540	$(7,508)	$730,705
Depreciation and amortization	(93,608)	(25,397)	(57,567)	(176,572)	(16,867)	(6,933)	(200,372)
Utilization of inventory markup(a)	(79,239)	—	(20,030)	(99,269)	(3,029)	—	(102,298)
Restructuring and other, net(c)	—	—	—	—	—	6,804	6,804
Acquisition and integration related costs(b)	—	—	—	—	—	(126,487)	(126,487)
Interest and financing expenses	—	—	—	—	—	(100,986)	(100,986)
Income tax expense	—	—	—	—	—	(48,171)	(48,171)
Non-operating pension and OPEB items	—	—	—	—	—	5,900	5,900
Other(d)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$242,572	$119,513	$70,747	$432,832	$9,644	$(281,822)	$160,654
Nine months ended September 30, 2014
Adjusted EBITDA	$232,668	$189,259	$—	$421,927	$63,482	$(60,087)	$425,322
Depreciation and amortization(e)	(37,742)	(25,351)	—	(63,093)	(10,279)	(1,807)	(75,179)
Restructuring and other, net(c)	—	—	—	—	—	(20,625)	(20,625)
Acquisition and integration related costs(b)	—	—	—	—	—	(15,104)	(15,104)
Interest and financing expenses	—	—	—	—	—	(26,255)	(26,255)
Income tax expense	—	—	—	—	—	(46,700)	(46,700)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(68,473)	(68,473)
Non-operating pension and OPEB items	—	—	—	—	—	(14,141)	(14,141)
Other(d)	—	—	—	—	—	(7,021)	(7,021)
Net income (loss) attributable to Albemarle Corporation	$194,926	$163,908	$—	$358,834	$53,203	$(260,213)	$151,824

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month and nine-month periods ended

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

September 30, 2015, $7.7 million and $75.4 million, respectively, was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $9.1 million and $26.9 million, respectively, related to the utilization of the inventory markup.

(b)	See Note 2, “Acquisitions.”

(c)	See Note 15, “Restructuring and Other.”

(d)	Financing-related fees expensed in connection with the acquisition of Rockwood.

(e)	Excludes discontinued operations.
On October 26, 2015 we announced that effective January 1, 2016, Performance Chemicals will be split into two separate global business units: (1) Bromine Specialties, and (2) Lithium and Advanced Materials, which will include Performance Catalyst Solutions and Curatives.

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
The current forecast of benefit payments related to the defined benefit pension plans acquired in the Rockwood acquisition, which reflect expected future service, amounts to (in millions):

	U.S.	Foreign
Remainder of 2015	$0.6	$3.9
2016	$1.6	$16.4
2017	$1.7	$16.0
2018	$1.9	$16.8
2019	$2.0	$16.9
2020-2024	$11.1	$89.8
For the remainder of 2015, contributions related to the defined benefit pension plans acquired in the Rockwood acquisition are expected to be approximately $1.5 million.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2015 and 2014 are shown in the table below. The 2015 period includes results of the plans we acquired in the Rockwood acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Pension Benefits Cost (Credit):
Service cost	$1,874	$2,678	$5,544	$8,245
Interest cost	10,180	8,006	30,360	24,303
Expected return on assets	(11,834)	(10,027)	(35,367)	(30,404)
Actuarial loss (gain)(a)	—	2,786	(51)	18,218
Amortization of prior service benefit	30	(119)	89	(530)
Total net pension benefits cost	$250	$3,324	$575	$19,832
Postretirement Benefits Cost (Credit):
Service cost	$36	$54	$107	$162
Interest cost	643	760	1,930	2,280
Expected return on assets	(66)	(85)	(178)	(256)
Amortization of prior service benefit	(24)	(24)	(72)	(72)
Settlements/curtailments(b)	—	—	(2,594)	—
Total net postretirement benefits cost (credit)	$589	$705	$(807)	$2,114
Total net pension and postretirement benefits cost (credit)	$839	$4,029	$(232)	$21,946

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

During the three-month and nine-month periods ended September 30, 2015, we made contributions of $4.8 million and $13.8 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2014, we made contributions of $5.2 million and $7.5 million, respectively, to our qualified and nonqualified pension plans. The 2014 amounts include a contribution of $4.3 million to one of our U.S. defined benefit plans for represented employees which was included in the sale of certain businesses and assets to SI Group, Inc. which closed on September 1, 2014.
We paid $0.9 million and $2.9 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2015, respectively. During the three-month and nine-month periods ended September 30, 2014, we paid $0.8 million and $3.2 million, respectively, in premiums to the U.S. postretirement benefit plan.

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
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our contributions to this plan were €0.5 million (approximately $0.6 million) during the three months ended September 30, 2015, and €1.2 million (approximately $1.4 million) during the nine months ended September 30, 2015. As of the most recent year-end date of the plan, Rockwood’s contributions in 2014 represented more than 5% of total contributions to the DN Pensionskasse in 2014.
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

	September 30, 2015		December 31, 2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,843,332	$3,882,165	$2,934,131	$2,994,935
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2015 and December 31, 2014, we had outstanding foreign currency forward contracts with notional values totaling $423.9 million and $479.9 million, respectively. Our foreign currency forward contracts outstanding at September 30, 2015 and December 31, 2014 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. At September 30, 2015, $0.5 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts, and at December 31, 2014, $0.6 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month and nine-month periods ended September 30, 2015, we recognized gains (losses)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

of $2.5 million and $(14.1) million, respectively, in Other income (expenses), net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and nine-month periods ended September 30, 2014, we recognized (losses) of $(5.6) million and $(8.0) million, respectively, in Other income (expenses), net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the nine-month periods ended September 30, 2015 and 2014, we recorded $14.1 million and $8.0 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $(13.0) million and $(8.3) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the nine-month period ended September 30, 2015. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$20,722	$20,722	$—	$—
Private equity securities(b)	$2,626	$18	$—	$2,608

Liabilities:
Obligations under executive deferred compensation plan(a)	$20,722	$20,722	$—	$—
Liability for appraisal shares(d)	$74,934	$—	$74,934	$—
Foreign currency forward contracts(c)	$498	$—	$498	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,168	$22,168	$—	$—
Private equity securities(b)	$1,806	$21	$—	$1,785
Foreign currency forward contracts(c)	$631	$—	$631	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,168	$22,168	$—	$—

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

(d)	See Note 2, “Acquisitions.”

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Beginning balance	$1,772	$1,822	$1,785	$750
Total unrealized gains (losses) included in earnings relating to assets still held at the reporting date	836	(24)	823	48
Purchases	—	—	—	1,000
Ending balance	$2,608	$1,798	$2,608	$1,798

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 15—Restructuring and Other:
Included in Restructuring and other, net, for the three-month and nine-month periods ended September 30, 2015, is a gain of $6.8 million ($4.7 million after income taxes) recognized upon the sale of land in Avonmouth, UK, which was utilized by the phosphorus flame retardants business we exited in 2012.
During the first quarter of 2014, we initiated action to reduce high cost supply capacity of certain aluminum alkyl products, primarily through the termination of a third party manufacturing contract. Based on the contract termination, we estimated costs of approximately $14.0 million for contract termination and volume commitments. Additionally, in the first quarter of 2014 we recorded an impairment charge of $3.0 million for certain capital project costs also related to aluminum alkyls capacity which we do not expect to recover. After income taxes, these charges were approximately $11.1 million. In the fourth quarter of 2014 we concluded the contract termination agreement which resulted in an additional charge of $6.5 million ($4.3 million after income taxes). At September 30, 2015, a remaining amount of $9.9 million related to this agreement is included in Accrued expenses in the condensed consolidated balance sheet. In the second quarter of 2014, we recorded $3.3 million ($2.1 million after income taxes) in Restructuring and other, net, for certain multi-product facility project costs that we do not expect to recover in future periods.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation(a)	Pension and Postretirement Benefits(b)	Net Investment Hedge	Interest Rate Swap(c)	Other	Total
Three months ended September 30, 2015
Balance at June 30, 2015	$(350,460)	$4	$54,500	$(19,909)	$(541)	$(316,406)
Other comprehensive (loss) before reclassifications	(67,520)	—	(3,407)	—	(6)	(70,933)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	—	527	—	529
Other comprehensive (loss) income, net of tax	(67,520)	2	(3,407)	527	(6)	(70,404)
Other comprehensive loss attributable to noncontrolling interests	397	—	—	—	—	397
Balance at September 30, 2015	$(417,583)	$6	$51,093	$(19,382)	$(547)	$(386,413)
Three months ended September 30, 2014
Balance at June 30, 2014	$110,681	$19	$—	$(10,421)	$(635)	$99,644
Other comprehensive (loss) before reclassifications	(82,568)	—	—	(988)	(1)	(83,557)
Amounts reclassified from accumulated other comprehensive (loss) income	(17,750)	(147)	—	—	34	(17,863)
Other comprehensive (loss) income, net of tax	(100,318)	(147)	—	(988)	33	(101,420)
Other comprehensive loss attributable to noncontrolling interests	125	—	—	—	—	125
Balance at September 30, 2014	$10,488	$(128)	$—	$(11,409)	$(602)	$(1,651)
Nine months ended September 30, 2015
Balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)
Other comprehensive (loss) income before reclassifications	(365,867)	—	39,709	—	(3)	(326,161)
Amounts reclassified from accumulated other comprehensive (loss) income	—	6	—	1,580	27	1,613
Other comprehensive (loss) income, net of tax	(365,867)	6	39,709	1,580	24	(324,548)
Other comprehensive loss attributable to noncontrolling interests	548	—	—	—	—	548
Balance at September 30, 2015	$(417,583)	$6	$51,093	$(19,382)	$(547)	$(386,413)
Nine months ended September 30, 2014
Balance at December 31, 2013	$116,465	$487	$—	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(88,630)	—	—	(11,409)	2	(100,037)
Amounts reclassified from accumulated other comprehensive (loss) income	(17,750)	(615)	—	—	103	(18,262)
Other comprehensive (loss) income, net of tax	(106,380)	(615)	—	(11,409)	105	(118,299)
Other comprehensive loss attributable to noncontrolling interests	403	—	—	—	—	403
Balance at September 30, 2014	$10,488	$(128)	$—	$(11,409)	$(602)	$(1,651)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(a)
Amounts reclassified from accumulated other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2014 are included in Loss from discontinued operations (net of tax) and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014.

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
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2015 and 2014 is provided in the following tables (in thousands):

	Three Months Ended September 30,
	2015					2014
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other	Foreign Currency Translation	Pension and Postretirement Benefits	Interest Rate Swap	Other
Other comprehensive (loss) income, before tax	$(66,576)	$6	$(5,394)	$834	$(6)	$(101,675)	$(143)	$(1,556)	$35
Income tax (expense) benefit	(944)	(4)	1,987	(307)	—	1,357	(4)	568	(2)
Other comprehensive (loss) income, net of tax	$(67,520)	$2	$(3,407)	$527	$(6)	$(100,318)	$(147)	$(988)	$33

	Nine Months Ended September 30,
	2015					2014
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other	Foreign Currency Translation	Pension and Postretirement Benefits	Interest Rate Swap	Other
Other comprehensive (loss) income, before tax	$(394,926)	$17	$62,876	$2,502	$15	$(107,011)	$(602)	$(17,976)	$146
Income tax benefit (expense)	29,059	(11)	(23,167)	(922)	9	631	(13)	6,567	(41)
Other comprehensive (loss) income, net of tax	$(365,867)	$6	$39,709	$1,580	$24	$(106,380)	$(615)	$(11,409)	$105

NOTE 17—Discontinued Operations:
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. On September 1, 2014, the Company closed the sale of these businesses and assets and received net proceeds of $104.7 million. A working capital settlement of $7.6 million (recorded in Other accounts receivable at December 31, 2014) was received in the first quarter of 2015. Financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for the 2014 periods. A summary of results of discontinued operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$—	$38,025	$—	$154,273

Loss from discontinued operations	$—	$(7,752)	$—	$(90,439)
Income tax benefit	—	(1,073)	—	(21,966)
Loss from discontinued operations (net of tax)	$—	$(6,679)	$—	$(68,473)

Included in Loss from discontinued operations are pre-tax charges of $80.7 million ($61.0 million after income taxes) recorded in the second quarter of 2014 and $4.8 million ($3.6 million after income taxes) recorded in the third quarter of 2014 related to the loss on the sale of the disposed group, representing the difference between the carrying value of the related assets

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

and their fair value as determined by the sales price less estimated costs to sell. The loss is primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.

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
In April and August 2015, the FASB issued accounting guidance that changes the balance sheet presentation of debt issuance costs (except for debt issuance costs related to line-of-credit arrangements). The guidance requires debt issuance costs relating to a recognized debt liability to be presented as a direct deduction from the carrying amount of the associated debt liability in the balance sheet. This new requirement will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted. We do not expect this guidance to have a significant impact on our financial statements.
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
In September 2015, the FASB issued accounting guidance that eliminates the requirement to retrospectively adjust prior period financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement-period adjustments should continue to be calculated as if they were known at the acquisition date, but will now be recognized in the reporting period in which they are determined. The new guidance also requires that the acquirer present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to provisional amounts had been recognized as of the acquisition date. As allowed by the provisions of this new guidance, we early-adopted this new guidance in the third quarter of 2015. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
NOTE 19—Subsequent Events:
On November 5, 2015, we entered into a definitive agreement to sell our Tribotecc Metal Sulfides business to Treibacher Industrie AG for an undisclosed amount of cash. Included in the transaction are sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. The sale is subject to customary closing conditions and is expected to close by the end of 2015. Additionally, subsequent to September 30, 2015, we considered the accounting guidance in ASC 360, Property, Plant and Equipment, and determined that the assets held for sale criteria were met for our Minerals operating segment. As such, we expect to account for the assets of both businesses as held for sale beginning in the fourth quarter of 2015. As of September 30, 2015, the combined net assets of these businesses totaled approximately $225.0 million. We have also determined that as of September 30, 2015, expected cash flows of both businesses were sufficient to establish recoverability of the asset carrying values, and therefore no impairment charge has been recorded in the accompanying financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

NOTE 20—Consolidating Guarantor Financial Information:
The 2014 Senior Notes issued by Albemarle Corporation (the “Issuer”) were fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by Rockwood Holdings, Inc. (“RHI”) and Rockwood Specialties Group, Inc. (“RSGI”) (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are 100% owned subsidiaries of the Issuer. The guarantees were general senior unsecured obligations of the Guarantor Subsidiaries and ranked equally in right of payment with all existing and future senior unsecured indebtedness and other obligations of the Guarantor Subsidiaries that are not, by their terms, otherwise expressly subordinated. The note guarantees were released when the 4.625% senior notes were repaid on October 15, 2015.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$357,269	$—	$734,109	$(186,285)	$905,093
Cost of goods sold	252,634	—	526,534	(186,285)	592,883
Gross profit	104,635	—	207,575	—	312,210
Selling, general and administrative expenses	40,721	—	96,894	—	137,615
Research and development expenses	12,874	—	12,421	—	25,295
Restructuring and other, net	(61)	—	(6,743)	—	(6,804)
Acquisition and integration related costs	28,479	—	14,319	—	42,798
Intercompany service fee	5,914	—	(5,914)	—	—
Operating profit	16,708	—	96,598	—	113,306
Interest and financing expenses	(21,758)	(12,546)	2,246	—	(32,058)
Intergroup interest and financing expenses	(8,697)	15,147	(6,450)	—	—
Other income (expenses), net	(2,320)	4,376	(1,590)	—	466
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	(16,067)	6,977	90,804	—	81,714
Income tax expense (benefit)	(9,491)	4,020	22,363	—	16,892
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(6,576)	2,957	68,441	—	64,822
Equity in net income of unconsolidated investments (net of tax)	1,315	—	4,735	—	6,050
Net income (loss) from continuing operations	(5,261)	2,957	73,176	—	70,872
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	70,653	33,465	18,211	(122,329)	—
Net income	65,392	36,422	91,387	(122,329)	70,872
Net income attributable to noncontrolling interests	—	—	(5,480)	—	(5,480)
Net income attributable to Albemarle Corporation	$65,392	$36,422	$85,907	$(122,329)	$65,392

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$65,392	$36,422	$91,387	$(122,329)	$70,872
Total other comprehensive loss, net of tax	(70,007)	(103,764)	(118,228)	221,595	(70,404)
Comprehensive income (loss)	(4,615)	(67,342)	(26,841)	99,266	468
Comprehensive income attributable to noncontrolling interests	—	—	(5,083)	—	(5,083)
Comprehensive loss attributable to Albemarle Corporation	$(4,615)	$(67,342)	$(31,924)	$99,266	$(4,615)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,109,661	$—	$2,153,749	$(542,428)	$2,720,982
Cost of goods sold	767,626	—	1,622,121	(540,007)	1,849,740
Gross profit	342,035	—	531,628	(2,421)	871,242
Selling, general and administrative expenses	127,591	46	293,455	—	421,092
Research and development expenses	39,143	—	37,980	—	77,123
Restructuring and other, net	(61)	—	(6,743)	—	(6,804)
Acquisition and integration related costs	86,648	—	39,839	—	126,487
Intercompany service fee	17,557	—	(17,557)	—	—
Operating profit (loss)	71,157	(46)	184,654	(2,421)	253,344
Interest and financing expenses	(70,279)	(36,257)	5,550	—	(100,986)
Intergroup interest and financing expenses	(23,143)	40,862	(17,719)	—	—
Other income (expenses), net	6,624	(26,844)	71,184	—	50,964
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	(15,641)	(22,285)	243,669	(2,421)	203,322
Income tax expense (benefit)	(1,148)	6,992	43,219	(892)	48,171
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(14,493)	(29,277)	200,450	(1,529)	155,151
Equity in net income of unconsolidated investments (net of tax)	5,072	—	17,164	—	22,236
Net income (loss) from continuing operations	(9,421)	(29,277)	217,614	(1,529)	177,387
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	170,075	117,147	43,935	(331,157)	—
Net income	160,654	87,870	261,549	(332,686)	177,387
Net income attributable to noncontrolling interests	—	—	(16,733)	—	(16,733)
Net income attributable to Albemarle Corporation	$160,654	$87,870	$244,816	$(332,686)	$160,654

Condensed Consolidating Statement of Comprehensive Loss
Nine Months Ended September 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$160,654	$87,870	$261,549	$(332,686)	$177,387
Total other comprehensive loss, net of tax	(324,000)	(538,439)	(662,793)	1,200,684	(324,548)
Comprehensive loss	(163,346)	(450,569)	(401,244)	867,998	(147,161)
Comprehensive income attributable to noncontrolling interests	—	—	(16,185)	—	(16,185)
Comprehensive loss attributable to Albemarle Corporation	$(163,346)	$(450,569)	$(417,429)	$867,998	$(163,346)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$403,072	$—	$424,423	$(185,077)	$642,418
Cost of goods sold	275,187	—	342,149	(180,364)	436,972
Gross profit	127,885	—	82,274	(4,713)	205,446
Selling, general and administrative expenses	42,836	—	23,176	—	66,012
Research and development expenses	13,959	—	8,448	—	22,407
Restructuring and other, net	(2,197)	—	2,490	—	293
Acquisition and integration related costs	10,261	—	—	—	10,261
Intercompany service fee	11,664	—	(11,664)	—	—
Operating profit	51,362	—	59,824	(4,713)	106,473
Interest and financing expenses	(8,791)	—	42	—	(8,749)
Other income (expenses), net	(3,151)	—	(3,467)	—	(6,618)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	39,420	—	56,399	(4,713)	91,106
Income tax expense	7,636	—	5,823	(1,722)	11,737
Income from continuing operations before equity in net income of unconsolidated investments	31,784	—	50,576	(2,991)	79,369
Equity in net income of unconsolidated investments (net of tax)	997	—	7,653	—	8,650
Net income from continuing operations	32,781	—	58,229	(2,991)	88,019
Loss from discontinued operations (net of tax)	608	—	(7,287)	—	(6,679)
Equity in undistributed earnings of subsidiaries	39,405	—	—	(39,405)	—
Net income	72,794	—	50,942	(42,396)	81,340
Net income attributable to noncontrolling interests	—	—	(8,546)	—	(8,546)
Net income attributable to Albemarle Corporation	$72,794	$—	$42,396	$(42,396)	$72,794

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended September 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$72,794	$—	$50,942	$(42,396)	$81,340
Total other comprehensive loss, net of tax	(101,295)	—	(100,260)	100,135	(101,420)
Comprehensive loss	(28,501)	—	(49,318)	57,739	(20,080)
Comprehensive income attributable to noncontrolling interests	—	—	(8,421)	—	(8,421)
Comprehensive loss attributable to Albemarle Corporation	$(28,501)	$—	$(57,739)	$57,739	$(28,501)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,198,531	$—	$1,169,507	$(521,056)	$1,846,982
Cost of goods sold	804,764	—	953,726	(519,916)	1,238,574
Gross profit	393,767	—	215,781	(1,140)	608,408
Selling, general and administrative expenses	141,411	—	69,716	—	211,127
Research and development expenses	41,772	—	25,144	—	66,916
Restructuring and other, net	8,049	—	12,576	—	20,625
Acquisition and integration related costs	15,104	—	—	—	15,104
Intercompany service fee	23,672	—	(23,672)	—	—
Operating profit	163,759	—	132,017	(1,140)	294,636
Interest and financing expenses	(26,320)	—	65	—	(26,255)
Intergroup interest and financing expenses	6,010	—	(6,010)	—	—
Other income (expenses), net	(2,161)	—	(4,293)	—	(6,454)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	141,288	—	121,779	(1,140)	261,927
Income tax expense	40,156	—	6,960	(416)	46,700
Income from continuing operations before equity in net income of unconsolidated investments	101,132	—	114,819	(724)	215,227
Equity in net income of unconsolidated investments (net of tax)	4,926	—	23,274	—	28,200
Net income from continuing operations	106,058	—	138,093	(724)	243,427
Loss from discontinued operations (net of tax)	(20,549)	—	(47,924)	—	(68,473)
Equity in undistributed earnings of subsidiaries	66,315	—	—	(66,315)	—
Net income	151,824	—	90,169	(67,039)	174,954
Net income attributable to noncontrolling interests	—	—	(23,130)	—	(23,130)
Net income attributable to Albemarle Corporation	$151,824	$—	$67,039	$(67,039)	$151,824

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$151,824	$—	$90,169	$(67,039)	$174,954
Total other comprehensive loss, net of tax	(117,896)	—	(106,319)	105,916	(118,299)
Comprehensive income (loss)	33,928	—	(16,150)	38,877	56,655
Comprehensive income attributable to noncontrolling interests	—	—	(22,727)	—	(22,727)
Comprehensive income (loss) attributable to Albemarle Corporation	$33,928	$—	$(38,877)	$38,877	$33,928

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,416	$1,103	$228,971	$—	$234,490
Trade accounts receivable, less allowance for doubtful accounts	92,694	—	525,607	—	618,301
Other accounts receivable	15,031	23,915	37,325	—	76,271
Intergroup receivable	191,295	12,455	352,388	(556,138)	—
Inventories	207,445	—	435,211	(13,263)	629,393
Other current assets	51,717	—	121,821	(11,078)	162,460
Total current assets	562,598	37,473	1,701,323	(580,479)	1,720,915
Property, plant and equipment, at cost	1,765,817	—	2,331,104	—	4,096,921
Less accumulated depreciation and amortization	1,087,130	—	408,939	—	1,496,069
Net property, plant and equipment	678,687	—	1,922,165	—	2,600,852
Investments	74,429	4,891	374,549	—	453,869
Investment in subsidiaries	7,073,096	11,164,495	6,380,635	(24,618,226)	—
Other assets	30,572	3,250	157,527	—	191,349
Goodwill	49,212	—	2,761,874	—	2,811,086
Other intangibles, net of amortization	19,265	—	1,877,728	—	1,896,993
Intergroup receivable	—	3,307,998	1,847,122	(5,155,120)	—
Total assets	$8,487,859	$14,518,107	$17,022,923	$(30,353,825)	$9,675,064
Liabilities and Equity
Current liabilities:
Accounts payable	$121,835	$—	$249,814	$—	$371,649
Intergroup payable	365,452	102,086	88,600	(556,138)	—
Accrued expenses	189,637	137,161	240,134	—	566,932
Current portion of long-term debt	272,994	—	11,374	—	284,368
Dividends payable	32,295	—	—	—	32,295
Income taxes payable	—	11,076	68,196	(11,968)	67,304
Total current liabilities	982,213	250,323	658,118	(568,106)	1,322,548
Long-term debt	2,230,720	1,287,643	40,601	—	3,558,964
Postretirement benefits	55,401	—	—	—	55,401
Pension benefits	120,593	—	330,463	—	451,056
Intergroup payable	1,810,546	1,019,458	2,325,116	(5,155,120)	—
Other noncurrent liabilities	53,933	57,995	138,809	—	250,737
Deferred income taxes	89,964	3,031	668,849	—	761,844
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	1,122	—	6,808	(6,808)	1,122
Additional paid-in capital	2,056,082	12,350,226	12,159,684	(24,509,910)	2,056,082
Accumulated other comprehensive loss	(386,413)	(538,439)	(713,001)	1,251,440	(386,413)
Retained earnings	1,473,698	87,870	1,277,451	(1,365,321)	1,473,698
Total Albemarle Corporation shareholders’ equity	3,144,489	11,899,657	12,730,942	(24,630,599)	3,144,489
Noncontrolling interests	—	—	130,025	—	130,025
Total equity	3,144,489	11,899,657	12,860,967	(24,630,599)	3,274,514
Total liabilities and equity	$8,487,859	$14,518,107	$17,022,923	$(30,353,825)	$9,675,064

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 30, 2015

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$1,930,802	$—	$558,966	$—	$2,489,768
Cash flows from operating activities:
Net cash provided by (used in) operating activities	369,333	(48,867)	19,839	(23,402)	316,903
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(3,597,083)	159,409	1,386,029	—	(2,051,645)
Other acquisitions, net of cash acquired	—	—	(48,845)	—	(48,845)
Capital expenditures	(51,900)	—	(112,668)	—	(164,568)
Decrease in restricted cash	—	—	57,550	—	57,550
Cash proceeds from divestitures, net	—	—	6,133	—	6,133
Return of capital	—	—	98,000	—	98,000
Sales of (investments in) marketable securities, net	1,271	—	(6)	—	1,265
Repayments from (long-term advances to) joint ventures	2,156	—	—	—	2,156
Proceeds from intercompany investing related activity	—	1,213,717	82	(1,213,799)	—
Intercompany investing related payments	—	(1,324,960)	(1,341,728)	2,666,688	—
Net cash (used in) provided by investing activities	(3,645,556)	48,166	44,547	1,452,889	(2,099,954)
Cash flows from financing activities:
Repayments of long-term debt	(1,325,104)	—	(7,189)	—	(1,332,293)
Proceeds from borrowings of long-term debt	1,000,000	—	—	—	1,000,000
Repayments of other borrowings, net	(16,018)	—	(836)	—	(16,854)
Dividends paid to shareholders	(86,770)	—	—	—	(86,770)
Dividends paid to noncontrolling interests	—	—	(23,195)	—	(23,195)
Intercompany dividends paid	—	—	(23,402)	23,402	—
Proceeds from exercise of stock options	342	—	—	—	342
Excess tax benefits realized from stock-based compensation arrangements	59	—	—	—	59
Withholding taxes paid on stock-based compensation award distributions	(1,218)	—	—	—	(1,218)
Debt financing costs	(4,186)	—	—	—	(4,186)
Other	—	—	(3,882)	—	(3,882)
Proceeds from intercompany financing related activity	1,845,770	—	820,918	(2,666,688)	—
Intercompany financing related payments	(62,039)	(82)	(1,151,678)	1,213,799	—
Net cash provided by (used in) financing activities	1,350,836	(82)	(389,264)	(1,429,487)	(467,997)
Net effect of foreign exchange on cash and cash equivalents	(999)	1,886	(5,117)	—	(4,230)
(Decrease) increase in cash and cash equivalents	(1,926,386)	1,103	(329,995)	—	(2,255,278)
Cash and cash equivalents at end of period	$4,416	$1,103	$228,971	$—	$234,490

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 30, 2014

(In Thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	203,834	—	232,718	(6,010)	430,542
Cash flows from investing activities:
Capital expenditures	(57,124)	—	(19,558)	—	(76,682)
Cash proceeds from divestitures, net	97,523	—	7,195	—	104,718
Sales of (investments in) marketable securities, net	962	—	(19)	—	943
Repayments from (long-term advances to) joint ventures	—	—	(7,499)	—	(7,499)
Net cash provided by (used in) investing activities	41,361	—	(19,881)	—	21,480
Cash flows from financing activities:
Repayments of long-term debt	(108)	—	(2,915)	—	(3,023)
Repayments of other borrowings, net	(7,124)	—	(16,430)	—	(23,554)
Dividends paid to shareholders	(62,827)	—	—	—	(62,827)
Dividends paid to noncontrolling interests	—	—	(7,612)	—	(7,612)
Intercompany dividends paid	—	—	(6,010)	6,010	—
Repurchases of common stock	(150,000)	—	—	—	(150,000)
Proceeds from exercise of stock options	2,713	—	—	—	2,713
Excess tax benefits realized from stock-based compensation arrangements	836	—	—	—	836
Withholding taxes paid on stock-based compensation award distributions	(3,208)	—	—	—	(3,208)
Debt financing costs	(3,074)	—	—	—	(3,074)
Net cash used in financing activities	(222,792)	—	(32,967)	6,010	(249,749)
Net effect of foreign exchange on cash and cash equivalents	—	—	(26,392)	—	(26,392)
Increase in cash and cash equivalents	22,403	—	153,478	—	175,881
Cash and cash equivalents at end of period	$110,879	$—	$542,241	$—	$653,120

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The 4.625% senior notes issued in September 2012 by RSGI (the “Issuer”) were fully and unconditionally guaranteed, jointly and severally, on an unsecured and unsubordinated basis by Albemarle Corporation (the “Parent Company Guarantor”) and RHI (the “Guarantor Subsidiary,” and together with the Parent Company Guarantor, the “Guarantors”). The guarantees are general senior unsecured obligations of the Guarantors and ranked equally in right of payment with all existing and future senior unsecured indebtedness and other obligations of the Guarantors that were not, by their terms, otherwise expressly subordinated. The note guarantees were released when the 4.625% senior notes were repaid on October 15, 2015.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$357,269	$—	$—	$734,109	$(186,285)	$905,093
Cost of goods sold	252,634	—	—	526,534	(186,285)	592,883
Gross profit	104,635	—	—	207,575	—	312,210
Selling, general and administrative expenses	40,721	—	—	96,894	—	137,615
Research and development expenses	12,874	—	—	12,421	—	25,295
Restructuring and other, net	(61)	—	—	(6,743)	—	(6,804)
Acquisition and integration related costs	28,479	—	—	14,319	—	42,798
Intercompany service fee	5,914	—	—	(5,914)	—	—
Operating profit	16,708	—	—	96,598	—	113,306
Interest and financing expenses	(21,758)	(12,546)	—	2,246	—	(32,058)
Intergroup interest and financing expenses	(8,697)	15,147	—	(6,450)	—	—
Other income (expenses), net	(2,320)	4,376	—	(1,590)	—	466
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	(16,067)	6,977	—	90,804	—	81,714
Income tax expense (benefit)	(9,491)	4,020	—	22,363	—	16,892
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(6,576)	2,957	—	68,441	—	64,822
Equity in net income of unconsolidated investments (net of tax)	1,315	—	—	4,735	—	6,050
Net income (loss) from continuing operations	(5,261)	2,957	—	73,176	—	70,872
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	70,653	15,254	18,211	18,211	(122,329)	—
Net income	65,392	18,211	18,211	91,387	(122,329)	70,872
Net income attributable to noncontrolling interests	—	—	—	(5,480)	—	(5,480)
Net income attributable to Albemarle Corporation	$65,392	$18,211	$18,211	$85,907	$(122,329)	$65,392

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended September 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$65,392	$18,211	$18,211	$91,387	$(122,329)	$70,872
Total other comprehensive loss, net of tax	(70,007)	(51,882)	(51,882)	(118,228)	221,595	(70,404)
Comprehensive income (loss)	(4,615)	(33,671)	(33,671)	(26,841)	99,266	468
Comprehensive income attributable to noncontrolling interests	—	—	—	(5,083)	—	(5,083)
Comprehensive loss attributable to Albemarle Corporation	$(4,615)	$(33,671)	$(33,671)	$(31,924)	$99,266	$(4,615)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,109,661	$—	$—	$2,153,749	$(542,428)	$2,720,982
Cost of goods sold	767,626	—	—	1,622,121	(540,007)	1,849,740
Gross profit	342,035	—	—	531,628	(2,421)	871,242
Selling, general and administrative expenses	127,591	46	—	293,455	—	421,092
Research and development expenses	39,143	—	—	37,980	—	77,123
Restructuring and other, net	(61)	—	—	(6,743)	—	(6,804)
Acquisition and integration related costs	86,648	—	—	39,839	—	126,487
Intercompany service fee	17,557	—	—	(17,557)	—	—
Operating profit (loss)	71,157	(46)	—	184,654	(2,421)	253,344
Interest and financing expenses	(70,279)	(36,257)	—	5,550	—	(100,986)
Intergroup interest and financing expenses	(23,143)	40,862	—	(17,719)	—	—
Other income (expenses), net	6,624	(26,844)	—	71,184	—	50,964
Income (loss) from continuing operations before income taxes and equity in net income of unconsolidated investments	(15,641)	(22,285)	—	243,669	(2,421)	203,322
Income tax expense (benefit)	(1,148)	6,992	—	43,219	(892)	48,171
Income (loss) from continuing operations before equity in net income of unconsolidated investments	(14,493)	(29,277)	—	200,450	(1,529)	155,151
Equity in net income of unconsolidated investments (net of tax)	5,072	—	—	17,164	—	22,236
Net income (loss) from continuing operations	(9,421)	(29,277)	—	217,614	(1,529)	177,387
Income (loss) from discontinued operations (net of tax)	—	—	—	—	—	—
Equity in undistributed earnings of subsidiaries	170,075	73,212	43,935	43,935	(331,157)	—
Net income	160,654	43,935	43,935	261,549	(332,686)	177,387
Net income attributable to noncontrolling interests	—	—	—	(16,733)	—	(16,733)
Net income attributable to Albemarle Corporation	$160,654	$43,935	$43,935	$244,816	$(332,686)	$160,654
Condensed Consolidating Statement of Comprehensive Loss
Nine Months Ended September 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$160,654	$43,935	$43,935	$261,549	$(332,686)	$177,387
Total other comprehensive loss, net of tax	(324,000)	(269,219)	(269,220)	(662,793)	1,200,684	(324,548)
Comprehensive loss	(163,346)	(225,284)	(225,285)	(401,244)	867,998	(147,161)
Comprehensive income attributable to noncontrolling interests	—	—	—	(16,185)	—	(16,185)
Comprehensive loss attributable to Albemarle Corporation	$(163,346)	$(225,284)	$(225,285)	$(417,429)	$867,998	$(163,346)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$403,072	$—	$—	$424,423	$(185,077)	$642,418
Cost of goods sold	275,187	—	—	342,149	(180,364)	436,972
Gross profit	127,885	—	—	82,274	(4,713)	205,446
Selling, general and administrative expenses	42,836	—	—	23,176	—	66,012
Research and development expenses	13,959	—	—	8,448	—	22,407
Restructuring and other, net	(2,197)	—	—	2,490	—	293
Acquisition and integration related costs	10,261	—	—	—	—	10,261
Intercompany service fee	11,664	—	—	(11,664)	—	—
Operating profit	51,362	—	—	59,824	(4,713)	106,473
Interest and financing expenses	(8,791)	—	—	42	—	(8,749)
Other income (expenses), net	(3,151)	—	—	(3,467)	—	(6,618)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	39,420	—	—	56,399	(4,713)	91,106
Income tax expense	7,636	—	—	5,823	(1,722)	11,737
Income from continuing operations before equity in net income of unconsolidated investments	31,784	—	—	50,576	(2,991)	79,369
Equity in net income of unconsolidated investments (net of tax)	997	—	—	7,653	—	8,650
Net income from continuing operations	32,781	—	—	58,229	(2,991)	88,019
Loss from discontinued operations (net of tax)	608	—	—	(7,287)	—	(6,679)
Equity in undistributed earnings of subsidiaries	39,405	—	—	—	(39,405)	—
Net income	72,794	—	—	50,942	(42,396)	81,340
Net income attributable to noncontrolling interests	—	—	—	(8,546)	—	(8,546)
Net income attributable to Albemarle Corporation	$72,794	$—	$—	$42,396	$(42,396)	$72,794

Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended September 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$72,794	$—	$—	$50,942	$(42,396)	$81,340
Total other comprehensive loss, net of tax	(101,295)	—	—	(100,260)	100,135	(101,420)
Comprehensive loss	(28,501)	—	—	(49,318)	57,739	(20,080)
Comprehensive income attributable to noncontrolling interests	—	—	—	(8,421)	—	(8,421)
Comprehensive loss attributable to Albemarle Corporation	$(28,501)	$—	$—	$(57,739)	$57,739	$(28,501)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net sales	$1,198,531	$—	$—	$1,169,507	$(521,056)	$1,846,982
Cost of goods sold	804,764	—	—	953,726	(519,916)	1,238,574
Gross profit	393,767	—	—	215,781	(1,140)	608,408
Selling, general and administrative expenses	141,411	—	—	69,716	—	211,127
Research and development expenses	41,772	—	—	25,144	—	66,916
Restructuring and other, net	8,049	—	—	12,576	—	20,625
Acquisition and integration related costs	15,104	—	—	—	—	15,104
Intercompany service fee	23,672	—	—	(23,672)	—	—
Operating profit	163,759	—	—	132,017	(1,140)	294,636
Interest and financing expenses	(26,320)	—	—	65	—	(26,255)
Intergroup interest and financing expenses	6,010	—	—	(6,010)	—	—
Other income (expenses), net	(2,161)	—	—	(4,293)	—	(6,454)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	141,288	—	—	121,779	(1,140)	261,927
Income tax expense	40,156	—	—	6,960	(416)	46,700
Income from continuing operations before equity in net income of unconsolidated investments	101,132	—	—	114,819	(724)	215,227
Equity in net income of unconsolidated investments (net of tax)	4,926	—	—	23,274	—	28,200
Net income from continuing operations	106,058	—	—	138,093	(724)	243,427
Loss from discontinued operations (net of tax)	(20,549)	—	—	(47,924)	—	(68,473)
Equity in undistributed earnings of subsidiaries	66,315	—	—	—	(66,315)	—
Net income	151,824	—	—	90,169	(67,039)	174,954
Net income attributable to noncontrolling interests	—	—	—	(23,130)	—	(23,130)
Net income attributable to Albemarle Corporation	$151,824	$—	$—	$67,039	$(67,039)	$151,824

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Net income	$151,824	$—	$—	$90,169	$(67,039)	$174,954
Total other comprehensive loss, net of tax	(117,896)	—	—	(106,319)	105,916	(118,299)
Comprehensive income (loss)	33,928	—	—	(16,150)	38,877	56,655
Comprehensive income attributable to noncontrolling interests	—	—	—	(22,727)	—	(22,727)
Comprehensive income (loss) attributable to Albemarle Corporation	$33,928	$—	$—	$(38,877)	$38,877	$33,928

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$4,416	$1,103	$—	$228,971	$—	$234,490
Trade accounts receivable, less allowance for doubtful accounts	92,694	—	—	525,607	—	618,301
Other accounts receivable	15,031	23,915	—	37,325	—	76,271
Intergroup receivable	191,295	12,455	—	352,388	(556,138)	—
Inventories	207,445	—	—	435,211	(13,263)	629,393
Other current assets	51,717	—	—	121,821	(11,078)	162,460
Total current assets	562,598	37,473	—	1,701,323	(580,479)	1,720,915
Property, plant and equipment, at cost	1,765,817	—	—	2,331,104	—	4,096,921
Less accumulated depreciation and amortization	1,087,130	—	—	408,939	—	1,496,069
Net property, plant and equipment	678,687	—	—	1,922,165	—	2,600,852
Investments	74,429	4,891	—	374,549	—	453,869
Investment in subsidiaries	7,073,096	4,783,860	6,380,635	6,380,635	(24,618,226)	—
Other assets	30,572	3,250	—	157,527	—	191,349
Goodwill	49,212	—	—	2,761,874	—	2,811,086
Other intangibles, net of amortization	19,265	—	—	1,877,728	—	1,896,993
Intergroup receivable	—	3,305,771	2,227	1,847,122	(5,155,120)	—
Total assets	$8,487,859	$8,135,245	$6,382,862	$17,022,923	$(30,353,825)	$9,675,064
Liabilities and Equity
Current liabilities:
Accounts payable	$121,835	$—	$—	$249,814	$—	$371,649
Intergroup payable	365,452	102,004	82	88,600	(556,138)	—
Accrued expenses	189,637	137,161	—	240,134	—	566,932
Current portion of long-term debt	272,994	—	—	11,374	—	284,368
Dividends payable	32,295	—	—	—	—	32,295
Income taxes payable	—	11,076	—	68,196	(11,968)	67,304
Total current liabilities	982,213	250,241	82	658,118	(568,106)	1,322,548
Long-term debt	2,230,720	1,287,643	—	40,601	—	3,558,964
Postretirement benefits	55,401	—	—	—	—	55,401
Pension benefits	120,593	—	—	330,463	—	451,056
Intergroup payable	1,810,546	155,701	863,757	2,325,116	(5,155,120)	—
Other noncurrent liabilities	53,933	57,995	—	138,809	—	250,737
Deferred income taxes	89,964	3,031	—	668,849	—	761,844
Commitments and contingencies
Equity:
Albemarle Corporation shareholders’ equity:
Common stock	1,122	—	—	6,808	(6,808)	1,122
Additional paid-in capital	2,056,082	6,605,919	5,744,307	12,159,684	(24,509,910)	2,056,082
Accumulated other comprehensive loss	(386,413)	(269,220)	(269,219)	(713,001)	1,251,440	(386,413)
Retained earnings	1,473,698	43,935	43,935	1,277,451	(1,365,321)	1,473,698
Total Albemarle Corporation shareholders’ equity	3,144,489	6,380,634	5,519,023	12,730,942	(24,630,599)	3,144,489
Noncontrolling interests	—	—	—	130,025	—	130,025
Total equity	3,144,489	6,380,634	5,519,023	12,860,967	(24,630,599)	3,274,514
Total liabilities and equity	$8,487,859	$8,135,245	$6,382,862	$17,022,923	$(30,353,825)	$9,675,064

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 30, 2015

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$1,930,802	$—	$—	$558,966	$—	$2,489,768
Cash flows from operating activities:
Net cash provided by (used in) operating activities	369,333	(48,949)	82	19,839	(23,402)	316,903
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(3,597,083)	159,409	—	1,386,029	—	(2,051,645)
Other acquisitions, net of cash acquired	—	—	—	(48,845)	—	(48,845)
Capital expenditures	(51,900)	—	—	(112,668)	—	(164,568)
Decrease in restricted cash	—	—	—	57,550	—	57,550
Cash proceeds from divestitures, net	—	—	—	6,133	—	6,133
Return of capital	—	—	—	98,000	—	98,000
Sales of (investments in) marketable securities, net	1,271	—	—	(6)	—	1,265
Repayments from (long-term advances to) joint ventures	2,156	—	—	—	—	2,156
Proceeds from intercompany investing related activity	—	1,213,717	—	82	(1,213,799)	—
Intercompany investing related payments	—	(1,324,960)	—	(1,341,728)	2,666,688	—
Net cash (used in) provided by investing activities	(3,645,556)	48,166	—	44,547	1,452,889	(2,099,954)
Cash flows from financing activities:
Repayments of long-term debt	(1,325,104)	—	—	(7,189)	—	(1,332,293)
Proceeds from borrowings of long-term debt	1,000,000	—	—	—	—	1,000,000
Repayments of other borrowings, net	(16,018)	—	—	(836)	—	(16,854)
Dividends paid to shareholders	(86,770)	—	—	—	—	(86,770)
Dividends paid to noncontrolling interests	—	—	—	(23,195)	—	(23,195)
Intercompany dividends paid	—	—	—	(23,402)	23,402	—
Proceeds from exercise of stock options	342	—	—	—	—	342
Excess tax benefits realized from stock-based compensation arrangements	59	—	—	—	—	59
Withholding taxes paid on stock-based compensation award distributions	(1,218)	—	—	—	—	(1,218)
Debt financing costs	(4,186)	—	—	—	—	(4,186)
Other	—	—	—	(3,882)	—	(3,882)
Proceeds from intercompany financing related activity	1,845,770	—	—	820,918	(2,666,688)	—
Intercompany financing related payments	(62,039)	—	(82)	(1,151,678)	1,213,799	—
Net cash provided by (used in) financing activities	1,350,836	—	(82)	(389,264)	(1,429,487)	(467,997)
Net effect of foreign exchange on cash and cash equivalents	(999)	1,886	—	(5,117)	—	(4,230)
(Decrease) increase in cash and cash equivalents	(1,926,386)	1,103	—	(329,995)	—	(2,255,278)
Cash and cash equivalents at end of period	$4,416	$1,103	$—	$228,971	$—	$234,490

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Condensed Consolidating Statement Of Cash Flows
Nine Months Ended September 30, 2014

(In Thousands)	Parent Company Guarantor	Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Cash and cash equivalents at beginning of year	$88,476	$—	$—	$388,763	$—	$477,239
Cash flows from operating activities:
Net cash provided by operating activities	203,834	—	—	232,718	(6,010)	430,542
Cash flows from investing activities:
Capital expenditures	(57,124)	—	—	(19,558)	—	(76,682)
Cash proceeds from divestitures, net	97,523	—	—	7,195	—	104,718
Sales of (investments in) marketable securities, net	962	—	—	(19)	—	943
Repayments from (long-term advances to) joint ventures	—	—	—	(7,499)	—	(7,499)
Net cash provided by (used in) investing activities	41,361	—	—	(19,881)	—	21,480
Cash flows from financing activities:
Repayments of long-term debt	(108)	—	—	(2,915)	—	(3,023)
Repayments of other borrowings, net	(7,124)	—	—	(16,430)	—	(23,554)
Dividends paid to shareholders	(62,827)	—	—	—	—	(62,827)
Dividends paid to noncontrolling interests	—	—	—	(7,612)	—	(7,612)
Intercompany dividends paid	—	—	—	(6,010)	6,010	—
Repurchases of common stock	(150,000)	—	—	—	—	(150,000)
Proceeds from exercise of stock options	2,713	—	—	—	—	2,713
Excess tax benefits realized from stock-based compensation arrangements	836	—	—	—	—	836
Withholding taxes paid on stock-based compensation award distributions	(3,208)	—	—	—	—	(3,208)
Debt financing costs	(3,074)	—	—	—	—	(3,074)
Net cash used in financing activities	(222,792)	—	—	(32,967)	6,010	(249,749)
Net effect of foreign exchange on cash and cash equivalents	—	—	—	(26,392)	—	(26,392)
Increase in cash and cash equivalents	22,403	—	—	153,478	—	175,881
Cash and cash equivalents at end of period	$110,879	$—	$—	$542,241	$—	$653,120

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The following is a discussion and analysis of our financial condition and results of operations since December 31, 2014. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 64.
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
Third Quarter 2015
During the third quarter of 2015:

•
We announced the start of commissioning activities associated with our new, state-of-the-art lithium carbonate production plant located at our La Negra site in northern Chile. The 20,000 MT plant will enable the Company to meet the accelerating demand for lithium.

•
We announced our intent to transfer the production of n-Butyllithium from our facility in New Johnsonville, Tennessee, to existing plants in Germany and Taiwan. The transfer process is expected to be completed in the first quarter of 2016. The New Johnsonville facility will continue to manufacture some specialty lithium products and will support blending operations for customers in North America.

•
We announced that we will relocate our corporate headquarters and Performance Chemicals business from Baton Rouge, LA to Charlotte, NC. In addition, we will relocate Baton Rouge employees in our Refining Solutions business to our existing Clear Lake, TX office. Approximately 120 employees will be relocated to Charlotte or Clear Lake, with the majority of the relocations expected to take place in June 2016.

•
We announced our intention to redeem all of the outstanding 4.625% senior notes due 2020 issued by our wholly-owned subsidiary, Rockwood Specialties Group, Inc. The Notes were redeemed on October 15, 2015 at a redemption price of 103.469% of the principal amount of $1.25 billion, plus accrued and unpaid interest to the redemption date. The 4.625% senior notes were repaid with proceeds from a new term loan credit facility, comprised of a 364-day term loan facility in an aggregate principal amount of $300 million and a five-year term loan facility in an aggregate principal amount of $950 million.

•
We announced our intention to add up to 50,000 MT of mineral conversion production capacity to significantly boost battery grade lithium production to meet the growing needs of the energy storage market, in particular for customers in the global transportation industry utilizing lithium ion battery technology. Albemarle has commenced feasibility studies and is evaluating potential sites. The plant is expected to be operational in 2020.

•	Our board of directors declared a quarterly dividend of $0.29 per share on July 9, 2015, which was paid on October 1, 2015 to shareholders of record at the close of business as of September 16, 2015.

•	Our net sales for the quarter were $905.1 million, up 41% from net sales of $642.4 million in the third quarter of 2014.

•	Earnings per share from continuing operations was $0.58 (on a diluted basis), a decrease of 43% from third quarter 2014 results.

•	Cash provided by operating activities was $183.7 million in the third quarter, an increase of 36% from third quarter 2014.

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
Performance Chemicals: Net sales for the first nine months of 2015 were up slightly, overall, compared to the prior year, as we effectively managed through an uncertain environment characterized by a much stronger U.S. Dollar, particularly as compared to the European Union Euro and the Japanese Yen, and reduced oil prices. In addition to these headwinds, for the fourth quarter we expect softening demand in certain products and applications amid cautious inventory management by our customers. We believe we can sustain healthy margins, as demonstrated in the first nine months of the year, with continued focus on maximizing the value of our bromine franchise and leveraging the growth opportunities, given our capabilities, in the lithium markets we serve.
We believe that the combination of solid, long-term business fundamentals, with our strong cost position, product innovations and effective management of raw material inventory inflation will enable us to manage our business through end market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets and with a more evenly sustained economic recovery.
On a long-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in 2015 has held up better than expected in the first nine months, but may still be impacted negatively as a result of sustained lower oil prices impacting offshore drilling projects around the world. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to resume a solid growth trajectory once oil prices recover from recent levels as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
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
Chemetall Surface Treatment: Demand for surface treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industrial markets, including heavy equipment, household appliances, manufacturing, heating, ventilation and aluminum finishing. We believe that our strong customer relationships and service, coupled with the growth coming from recently completed acquisitions, will lead to continued growth for the remainder of 2015 despite headwinds from the stronger U.S. Dollar.

On a longer term basis, we expect to continue to generate growth from our focus on new product development, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.
All Other: During the first quarter we announced our intention to pursue strategic alternatives for three operating segments - Minerals, Fine Chemistry Services and Metal Sulfides, which together comprise the “All Other” category. All three operating segments have been and are expected to continue to be profitable, but do not fit into any of our core businesses subsequent to the acquisition of Rockwood. We expect to use the cash generated from the sale of these businesses to reduce borrowings outstanding under the September 2015 Term Loan Agreement.
Corporate: In the first quarter of 2015, we increased our quarterly dividend payout to $0.29 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2015 to be approximately 20.4%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
In 2014, the Company and ICL announced entering into an agreement to establish a manufacturing joint venture for the production of ICL’s FR-122P polymeric flame retardant and Albemarle’s GreenCrest™ polymeric flame retardant. The parties have recently terminated their agreement due to the likelihood that, for purposes of competition law approvals, the duration of the proposed joint venture would need to be shortened to such an extent that the return on investment would no longer be attractive. In lieu of the joint venture, the parties are discussing a long-term supply arrangement pursuant to which ICL would supply the GreenCrest™ polymeric flame retardant to the Company.
On October 26, 2015, we announced that effective January 1, 2016, Performance Chemicals will be split into two separate global business units: (1) Bromine Specialties, and (2) Lithium and Advanced Materials, which will include Performance Catalyst Solutions and Curatives.
On November 5, 2015, we entered into a definitive agreement to sell our Tribotecc Metal Sulfides business to Treibacher Industrie AG for an undisclosed amount of cash. Included in the transaction are sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. The sale is subject to customary closing conditions and is expected to close by the end of 2015.
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
Third Quarter 2015 Compared to Third Quarter 2014
Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
	(In thousands, except percentages and per share amounts)
NET SALES	$905,093	$642,418	41%
Cost of goods sold	592,883	436,972	36%
GROSS PROFIT	312,210	205,446	52%
GROSS PROFIT MARGIN	34.5%	32.0%
Selling, general and administrative expenses	137,615	66,012	108%
Research and development expenses	25,295	22,407	13%
Restructuring and other, net	(6,804)	293	*
Acquisition and integration related costs	42,798	10,261	317%
OPERATING PROFIT	113,306	106,473	6%
OPERATING PROFIT MARGIN	12.5%	16.6%
Interest and financing expenses	(32,058)	(8,749)	266%
Other income (expenses), net	466	(6,618)	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	81,714	91,106	(10)%
Income tax expense	16,892	11,737	44%
Effective tax rate	20.7%	12.9%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	64,822	79,369	(18)%
Equity in net income of unconsolidated investments (net of tax)	6,050	8,650	(30)%
NET INCOME FROM CONTINUING OPERATIONS	70,872	88,019	(19)%
Loss from discontinued operations (net of tax)	—	(6,679)	(100)%
NET INCOME	70,872	81,340	(13)%
Net income attributable to noncontrolling interests	(5,480)	(8,546)	(36)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$65,392	$72,794	(10)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	7.8%	13.7%
Basic earnings (loss) per share:
Continuing operations	$0.58	$1.02	(43)%
Discontinued operations	—	(0.09)	(100)%
	$0.58	$0.93	(38)%
Diluted earnings (loss) per share:
Continuing operations	$0.58	$1.01	(43)%
Discontinued operations	—	(0.08)	(100)%
	$0.58	$0.93	(38)%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended September 30, 2015, we recorded net sales of $905.1 million, an increase of $262.7 million, or 41%, compared to net sales of $642.4 million for the three-month period ended September 30, 2014. Approximately $359.8 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, net sales decreased by $97.1 million primarily due to $24.5 million of unfavorable impacts from currency translation and $81.2 million of unfavorable volumes partly offset by $8.7 million of favorable price impacts. The decrease in sales volumes was attributable to lower Bromine, Fine Chemistry Services, and CFT partly offset by increased sales volumes of Heavy Oil Upgrading and PCS. The favorable price impact was predominantly driven by Bromine partly offset by unfavorable price impacts in CFT.
Gross Profit
For the three-month period ended September 30, 2015, our gross profit increased $106.8 million, or 52%, from the corresponding 2014 period. Approximately $129.6 million of the increase was attributable to the performance of the acquired Rockwood businesses, net of a $7.7 million charge for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition. Excluding the acquisition of Rockwood, gross profit decreased by $22.8 million due primarily to lower sales volumes offset partly by favorable sales prices and $9.8 million of lower raw material and utility costs. Overall, these factors contributed to a higher gross profit margin for the three-month period ended September 30, 2015 of 34.5%, up from 32.0% in the corresponding period of 2014.
Selling, General and Administrative Expenses
For the three-month period ended September 30, 2015, our selling, general and administrative (“SG&A”) expenses increased $71.6 million, or 108%, from the three-month period ended September 30, 2014. Approximately $74.8 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, SG&A expenses decreased by $3.2 million. As a percentage of net sales, SG&A expenses were 15.2% for the three-month period ended September 30, 2015, compared to 10.3% for the corresponding period in 2014.
Research and Development Expenses
For the three-month period ended September 30, 2015, our research and development (“R&D”) expenses increased $2.9 million, or 13%, from the three-month period ended September 30, 2014. Approximately $6.0 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, R&D expenses decreased by $3.1 million. As a percentage of net sales, R&D expenses were 2.8% and 3.5% for the three-month periods ended September 30, 2015 and 2014, respectively.
Restructuring and Other, Net
Included in restructuring and other, net, for the third quarter of 2015 is a gain of $6.8 million ($4.7 million after income taxes) recognized upon the sale of land in Avonmouth, UK, which was utilized by the phosphorus flame retardants business we exited in 2012. Restructuring and other, net, for the third quarter of 2014 includes $0.3 million ($0.2 million after income taxes) of other charges.
Acquisition and Integration Related Costs
The three-month period ended September 30, 2015 includes $41.8 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.0 million of costs in connection with other significant projects. The three-month period ended September 30, 2014 includes $9.3 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $1.0 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended September 30, 2015 increased $23.3 million to $32.1 million from the corresponding 2014 period, due mainly to higher borrowing levels in connection with the acquisition of Rockwood.
Other Income (Expenses), Net
Other income (expenses), net, for the three-month period ended September 30, 2015 was $0.5 million versus $(6.6) million for the corresponding 2014 period. The $7.1 million favorable variance was predominantly due to $7.0 million of amortization for bridge facility fees and other financing fees in the prior year related to the acquisition of Rockwood.

Income Tax Expense
The effective income tax rate for the third quarter of 2015 was 20.7% compared to 12.9% for the third quarter of 2014. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. The increase in the effective tax rate for the 2015 period as compared to the 2014 period is primarily driven by the Rockwood acquisition, which caused a reduction in various benefits in our effective tax rate. Our effective income tax rate in the 2014 period was also impacted by discrete net tax benefit items of $3.2 million related principally to the expiration of the U.S. federal statute of limitations and a pension plan actuarial loss that was recorded in the period.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $6.1 million for the three-month period ended September 30, 2015 compared to $8.7 million in the same period last year. The current year equity in net income of unconsolidated investments includes a $9.1 million charge for utilization of fair value adjustments to inventories. Excluding this charge, equity in net income of unconsolidated investments increased by $6.5 million primarily due to equity income derived from unconsolidated investments we acquired from Rockwood (Performance Chemicals and Chemetall Surface Treatment segments), partially offset by lower equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to lower sales volumes.
Loss from Discontinued Operations
Loss from discontinued operations, after income taxes, of $6.7 million for the three-month period ended September 30, 2014 includes a pre-tax charge of $4.8 million ($3.6 million after income taxes) related to the loss on the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc., which closed on September 1, 2014.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended September 30, 2015, net income attributable to noncontrolling interests was $5.5 million compared to $8.5 million in the same period last year. This decrease of $3.0 million was due primarily to changes in consolidated income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $65.4 million in the three-month period ended September 30, 2015, from $72.8 million in the three-month period ended September 30, 2014. The total estimated impact of the Rockwood acquisition is a loss of approximately $15.0 million before income taxes, including earnings of the acquiree (as included in Item 1 Financial Statements - Note 2, “Acquisitions”), acquisition and integration related costs and interest expense associated with additional borrowings. Excluding the acquisition of Rockwood, net income attributable to Albemarle increased by approximately $7.6 million due primarily to the 2015 gain on sale of land in restructuring and other of $6.8 million, and approximately $6.7 million loss on discontinued operations in 2014, partly offset by a $5.1 million increase in income tax expenses.
Other Comprehensive Loss, Net of Tax
Total other comprehensive loss, after income taxes, was $70.4 million for the three-month period ended September 30, 2015 compared to $101.4 million for the corresponding period in 2014. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2015 period, other comprehensive loss from foreign currency translation adjustments was $67.5 million, mainly as a result of unfavorable movements in the British Pound Sterling of approximately $30 million, the Brazilian Real of approximately $18 million, the Chinese Renminbi of approximately $7 million, the Korean Won of approximately $7 million, and a net unfavorable variance in various other currencies totaling approximately $29 million (each approximately $5 million or less), partially offset by a favorable movement in the European Union Euro of approximately $25 million. Also included in total other comprehensive loss for the 2015 period is a loss of $3.4 million in connection with the revaluation of our €700.0 million senior notes which were designated as a hedge of our net investment in foreign operations in the fourth quarter of 2014. In the 2014 period, other comprehensive loss from foreign currency translation adjustments was $100.3 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $68 million, the Chinese Renminbi of approximately $17 million, and the Brazilian Real of approximately $12 million. Also included in total other comprehensive loss for the 2014 period is an unrealized loss of $1.0 million related to our interest rate swap which settled during the fourth quarter of 2014.

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

	Three Months Ended September 30,				Percentage Change
	2015	%	2014	%	2015 vs. 2014
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$399,536	44.1%	$299,947	46.7%	33%
Refining Solutions	185,102	20.5%	218,950	34.1%	(15)%
Chemetall Surface Treatment	211,877	23.4%	—	—%	*
All Other	102,224	11.3%	123,521	19.2%	(17)%
Corporate	6,354	0.7%	—	—%	*
Total net sales	$905,093	100.0%	$642,418	100.0%	41%

Adjusted EBITDA:
Performance Chemicals	$136,209	58.0%	$82,329	56.9%	65%
Refining Solutions	54,517	23.2%	61,674	42.7%	(12)%
Chemetall Surface Treatment	53,898	22.9%	—	—%	*
All Other	6,262	2.7%	20,971	14.5%	(70)%
Corporate	(15,890)	(6.8)%	(20,370)	(14.1)%	(22)%
Total adjusted EBITDA	$234,996	100.0%	$144,604	100.0%	63%
*Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2015
Adjusted EBITDA	$136,209	$54,517	$53,898	$244,624	$6,262	$(15,890)	$234,996
Depreciation and amortization	(31,482)	(8,804)	(20,260)	(60,546)	(5,645)	(2,712)	(68,903)
Utilization of inventory markup(a)	(16,834)	—	—	(16,834)	—	—	(16,834)
Restructuring and other, net	—	—	—	—	—	6,804	6,804
Acquisition and integration related costs	—	—	—	—	—	(42,798)	(42,798)
Interest and financing expenses	—	—	—	—	—	(32,058)	(32,058)
Income tax expense	—	—	—	—	—	(16,892)	(16,892)
Non-operating pension and OPEB items	—	—	—	—	—	1,077	1,077
Net income (loss) attributable to Albemarle Corporation	$87,893	$45,713	$33,638	$167,244	$617	$(102,469)	$65,392
Three months ended September 30, 2014
Adjusted EBITDA	$82,329	$61,674	$—	$144,003	$20,971	$(20,370)	$144,604
Depreciation and amortization	(12,593)	(8,823)	—	(21,416)	(3,492)	(722)	(25,630)
Restructuring and other, net	—	—	—	—	—	(293)	(293)
Acquisition and integration related costs	—	—	—	—	—	(10,261)	(10,261)
Interest and financing expenses	—	—	—	—	—	(8,749)	(8,749)
Income tax expense	—	—	—	—	—	(11,737)	(11,737)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(6,679)	(6,679)
Non-operating pension and OPEB items	—	—	—	—	—	(1,440)	(1,440)
Other(b)	—	—	—	—	—	(7,021)	(7,021)
Net income (loss) attributable to Albemarle Corporation	$69,736	$52,851	$—	$122,587	$17,479	$(67,272)	$72,794

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended September 30, 2015, $7.7 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $9.1 million, related to the utilization of the inventory markup.

(b)	Financing-related fees expensed in connection with the acquisition of Rockwood.
Performance Chemicals
Performance Chemicals segment net sales for the three-month period ended September 30, 2015 were $399.5 million, up $99.6 million, or 33%, in comparison to the same period in 2014. The increase was driven mainly by $128.4 million of additional Lithium sales from the acquisition of Rockwood, $12.3 million of favorable Bromine price impacts due to announced price increases, and $3.9 million of favorable PCS sales volumes offset partly by $38.4 million of unfavorable Bromine volumes partly related to price increases and $7.5 million of unfavorable impacts from currency translation. Adjusted EBITDA for Performance Chemicals was up 65%, or $53.9 million, to $136.2 million for the three-month period ended September 30, 2015, compared to the same period in 2014, primarily due to the acquisition of Rockwood, favorable PCS sales volumes and favorable Bromine price impacts on announced price increases, offset by unfavorable Bromine sales volumes and $4.0 million of unfavorable impacts from currency translation.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended September 30, 2015 were $185.1 million, a decrease of $33.8 million, or 15%, compared to the three-month period ended September 30, 2014. This decrease was due to $31.1 million of lower Clean Fuels Technology volumes due to market conditions, $4.2 million of unfavorable Clean Fuels Technology price due to mix and $9.1 million of unfavorable currency exchange impacts partially offset by $14.0 million of higher Heavy Oil Upgrading volumes due to continued strong demand. Refining Solutions adjusted EBITDA decreased 12%, or $7.2 million, to $54.5 million for the three-month period ended September 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales volumes, unfavorable price and $3.3 million of unfavorable impacts from currency translation.
Chemetall Surface Treatment
Arising from the acquisition of Rockwood, Chemetall Surface Treatment segment net sales and adjusted EBITDA for the three-month period ended September 30, 2015 were $211.9 million, and $53.9 million, respectively.
All Other
All Other net sales for the three-month period ended September 30, 2015 were $102.2 million, a decrease of $21.3 million, or 17%, compared to the three-month period ended September 30, 2014. The decrease was driven mainly by $32.8 million of unfavorable Fine Chemistry Services volumes due to timing of projects, and $7.9 million of unfavorable impacts from currency translation impacts, partially offset by the acquisition of Rockwood. All Other adjusted EBITDA was down 70%, or $14.7 million, for the three-month period ended September 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales and unfavorable impacts from currency translation, partially offset by the acquisition of Rockwood.
Corporate
Corporate adjusted EBITDA was a loss of $15.9 million for the three-month period ended September 30, 2015, compared to a loss of $20.4 million for the corresponding period of 2014. The change was due mainly to the acquisition of Rockwood which was more than offset by achieved synergies.

Nine Months 2015 Compared to Nine Months 2014
Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014
	(In thousands, except percentages and per share amounts)
NET SALES	$2,720,982	$1,846,982	47%
Cost of goods sold	1,849,740	1,238,574	49%
GROSS PROFIT	871,242	608,408	43%
GROSS PROFIT MARGIN	32.0%	32.9%
Selling, general and administrative expenses	421,092	211,127	99%
Research and development expenses	77,123	66,916	15%
Restructuring and other, net	(6,804)	20,625	(133)%
Acquisition and integration related costs	126,487	15,104	*
OPERATING PROFIT	253,344	294,636	(14)%
OPERATING PROFIT MARGIN	9.3%	16.0%
Interest and financing expenses	(100,986)	(26,255)	285%
Other income (expenses), net	50,964	(6,454)	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	203,322	261,927	(22)%
Income tax expense	48,171	46,700	3%
Effective tax rate	23.7%	17.8%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	155,151	215,227	(28)%
Equity in net income of unconsolidated investments (net of tax)	22,236	28,200	(21)%
NET INCOME FROM CONTINUING OPERATIONS	177,387	243,427	(27)%
Loss from discontinued operations (net of tax)	—	(68,473)	(100)%
NET INCOME	177,387	174,954	1%
Net income attributable to noncontrolling interests	(16,733)	(23,130)	(28)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$160,654	$151,824	6%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	6.5%	13.2%
Basic earnings (loss) per share:
Continuing operations	$1.45	$2.79	(48)%
Discontinued operations	—	(0.87)	(100)%
	$1.45	$1.92	(24)%
Diluted earnings (loss) per share:
Continuing operations	$1.44	$2.78	(48)%
Discontinued operations	—	(0.87)	(100)%
	$1.44	$1.91	(25)%
*Percentage calculation is not meaningful.

Net Sales
For the nine-month period ended September 30, 2015, we recorded net sales of $2.7 billion, an increase of $874.0 million, or 47%, compared to net sales of $1.8 billion for the nine-month period ended September 30, 2014. Approximately $1.1 billion of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, net sales decreased by $178.2 million primarily due to $88.7 million of unfavorable sales volumes, $74.9 million of unfavorable impacts from currency translation and $14.6 million of unfavorable price impacts due to market conditions and portfolio mix. The unfavorable sales volumes were due to lower Clean Fuels Technologies, Fine Chemistry Services, and Bromine volumes partially offset by increased Heavy Oil Upgrading and PCS sales volumes. The unfavorable price impacts were primarily due to lower Refining Solutions, Fine Chemistry Services, and PCS prices partly offset by favorable price impacts for Bromine.
Gross Profit
For the nine-month period ended September 30, 2015, our gross profit increased $262.8 million, or 43%, from the corresponding 2014 period. Approximately $325.6 million of the increase was attributable to the performance of the acquired Rockwood businesses, net of a $75.4 million charge for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition. Excluding the acquisition of Rockwood, gross profit decreased by $62.6 million due primarily to unfavorable impacts from currency translation, unfavorable price impacts due to market conditions and portfolio mix and lower overall sales volumes. Overall, these factors contributed to a lower gross profit margin for the nine-month period ended September 30, 2015 of 32.0%, down from 32.9% in the corresponding period of 2014.
Selling, General and Administrative Expenses
For the nine-month period ended September 30, 2015, our SG&A expenses increased $210.0 million, or 99%, from the nine-month period ended September 30, 2014. Approximately $229.1 million of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, SG&A expenses decreased by $19.1 million due primarily to $12.5 million of mark-to-market actuarial losses allocated to SG&A in the 2014 period as well as achieved synergies in connection with the acquisition of Rockwood. As a percentage of net sales, SG&A expenses were 15.5% for the nine-month period ended September 30, 2015, compared to 11.4% for the corresponding period in 2014.
The mark-to-market actuarial loss included in SG&A for 2014 resulted from the following:

(a)
A curtailment in the first quarter of 2014 related to our U.S. defined benefit plan which covers non-represented employees and our SERP, which triggered a remeasurement of the related assets and obligations. The curtailment was in connection with our workforce reduction plan initiated in the fourth quarter of 2013. The mark-to-market actuarial loss was primarily attributable to: (a) a decrease in the weighted-average discount rate for all of our domestic pension plans to 4.97% as of the remeasurement date, from 5.14% at December 31, 2013; and (b) the annualized actual return on the assets of the plan subject to remeasurement being approximately (5.00%), significantly lower than the expected return of 7.00%, as a result of overall market and investment portfolio performance.

(b)
A remeasurement in the third quarter of 2014 of the assets and obligations of one of our U.S. defined benefit plans for represented employees, which was included in the sale of our antioxidant, ibuprofen and propofol businesses and assets that closed on September 1, 2014. The mark-to-market actuarial loss was primarily attributable to: (a) a decrease in the weighted-average discount rate for all of our domestic pension plans to 4.94% as of the remeasurement date from 5.14% at December 31, 2013; (b) changes in mortality assumptions related to the plan; partially offset by (c) the annualized actual return on the assets of the plan subject to remeasurement being approximately 11.2%, higher than the expected return of 7.00% as a result of overall market and investment portfolio performance.

Research and Development Expenses
For the nine-month period ended September 30, 2015, our R&D expenses increased $10.2 million, or 15%, from the nine-month period ended September 30, 2014, primarily due to the acquisition of Rockwood. As a percentage of net sales, R&D expenses were 2.8% and 3.6% for the nine-month periods ended September 30, 2015 and 2014, respectively.
Restructuring and Other, Net
Included in restructuring and other, net, for the nine-month period ended September 30, 2015 is a gain of $6.8 million ($4.7 million after income taxes) recognized upon the sale of land in Avonmouth, UK, which was utilized by the phosphorus flame retardants business we exited in 2012. Restructuring and other, net, of $20.6 million for the nine-month period ended September 30, 2014 includes the following items:

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
Acquisition and Integration Related Costs
The nine-month period ended September 30, 2015 includes $120.5 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $6.0 million of costs in connection with other significant projects. The nine-month period ended September 30, 2014 includes $9.3 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $5.8 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the nine-month period ended September 30, 2015 increased $74.7 million to $101.0 million from the corresponding 2014 period, due mainly to higher borrowing levels in connection with the acquisition of Rockwood.
Other Income (Expenses), Net
Other income (expenses), net, for the nine-month period ended September 30, 2015 was $51.0 million versus $(6.5) million for the corresponding 2014 period. The change was due mainly to $54.1 million of favorable foreign currency translation gains and a $2.6 million reduction in amortization of bridge facility fees and other financing fees related to the acquisition of Rockwood. The foreign currency gains are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Income Tax Expense
The effective income tax rate for the first nine months of 2015 was 23.7% compared to 17.8% for the first nine months of 2014. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. The increase in the effective tax rate for the 2015 period as compared to the 2014 period is primarily driven by the Rockwood acquisition, which caused a reduction in various benefits in our effective tax rate. Additionally, our effective tax rate in the 2015 period was also affected by discrete net tax expense items of $2.9 million related mainly to prior year uncertain tax position adjustments associated with lapses in statutes of limitations, items associated with U.S. provision to return adjustments, and an OPEB plan termination gain recorded in the period. Our effective income tax rate in the 2014 period was affected by tax benefits of $14.7 million related to restructuring charges, a pension plan actuarial loss and the release of reserves related principally to the expiration of the U.S. federal statute of limitations.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $22.2 million for the nine-month period ended September 30, 2015 compared to $28.2 million in the same period last year. The current year equity in net income of unconsolidated investments includes a $26.9 million charge for utilization of fair value adjustments to inventories. Excluding this charge, equity in net income of unconsolidated investments increased by $20.9 million primarily due to equity income derived from unconsolidated investments we acquired from Rockwood (Performance Chemicals and Chemetall Surface Treatment segments), partially offset by lower equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to lower sales volumes.
Loss from Discontinued Operations
Loss from discontinued operations, after income taxes, for the nine-month period ended September 30, 2014 of $68.5 million includes a pre-tax charge of $85.5 million ($64.6 million after income taxes) related to the loss on the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc., which closed on September 1, 2014. The loss represented the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell. The loss was primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.

Net Income Attributable to Noncontrolling Interests
For the nine-month period ended September 30, 2015, net income attributable to noncontrolling interests was $16.7 million compared to $23.1 million in the same period last year. This decrease of $6.4 million was due primarily to changes in consolidated income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $160.7 million in the nine-month period ended September 30, 2015, from $151.8 million in the nine-month period ended September 30, 2014. The total estimated impact of the Rockwood acquisition is a loss of approximately $68.0 million before income taxes, including earnings of the acquiree (as included in Item 1 Financial Statements - Note 2, “Acquisitions”), acquisition and integration related costs, interest expense associated with additional borrowings, and other currency transaction gains related to the execution of the closing. Excluding the impact of the Rockwood acquisition, net income increased approximately $77.0 million primarily due to the loss from discontinued operations and restructuring and other charges in the prior year of $68.5 million and $20.6 million, respectively, plus the gain on sale of land of $6.8 million in restructuring and other for the 2015 period, partly offset by unfavorable impacts in operating profit of approximately $19.0 million, including the unfavorable impacts of currency translation.
Other Comprehensive Loss, Net of Tax
Total other comprehensive loss, after income taxes, was $324.5 million for the nine-month period ended September 30, 2015 compared to $118.3 million for the corresponding period in 2014. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2015 period, other comprehensive loss from foreign currency translation adjustments was $365.9 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $226 million, the British Pound Sterling of approximately $55 million, the Brazilian Real of approximately $30 million, the Turkish Lira of approximately $12 million, the Korean Won of approximately $10 million, the Chinese Renminbi of approximately $6 million, the South African Rand of approximately $6 million and a net unfavorable variance in various other currencies totaling approximately $20 million (each approximately $5 million or less). Also included in total other comprehensive loss for the 2015 period is income of $39.7 million in connection with the revaluation of our €700.0 million senior notes which were designated as a hedge of our net investment in foreign operations in the fourth quarter of 2014. In the 2014 period, other comprehensive loss from foreign currency translation adjustments was $106.4 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $84 million, the Brazilian Real of approximately $5 million and the Chinese Renminbi of approximately $17 million. Also included in total other comprehensive loss for the 2014 period is an unrealized loss of $11.4 million related to our interest rate swap which settled during the fourth quarter of 2014.

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

	Nine Months Ended September 30,				Percentage Change
	2015	%	2014	%	2015 vs. 2014
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$1,224,864	45.0%	$856,221	46.4%	43%
Refining Solutions	528,841	19.4%	618,635	33.5%	(15)%
Chemetall Surface Treatment	617,163	22.7%	—	—%	*
All Other	337,997	12.4%	372,126	20.1%	(9)%
Corporate	12,117	0.5%	—	—%	*
Total net sales	$2,720,982	100.0%	$1,846,982	100.0%	47%

Adjusted EBITDA:
Performance Chemicals	$415,419	56.9%	$232,668	54.7%	79%
Refining Solutions	144,910	19.8%	189,259	44.5%	(23)%
Chemetall Surface Treatment	148,344	20.3%	—	—%	*
All Other	29,540	4.0%	63,482	14.9%	(53)%
Corporate	(7,508)	(1.0)%	(60,087)	(14.1)%	(88)%
Total adjusted EBITDA	$730,705	100.0%	$425,322	100.0%	72%
*Percentage calculation is not meaningful.
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine Months Ended September 30, 2015
Adjusted EBITDA	$415,419	$144,910	$148,344	$708,673	$29,540	$(7,508)	$730,705
Depreciation and amortization	(93,608)	(25,397)	(57,567)	(176,572)	(16,867)	(6,933)	(200,372)
Utilization of inventory markup(a)	(79,239)	—	(20,030)	(99,269)	(3,029)	—	(102,298)
Restructuring and other, net	—	—	—	—	—	6,804	6,804
Acquisition and integration related costs	—	—	—	—	—	(126,487)	(126,487)
Interest and financing expenses	—	—	—	—	—	(100,986)	(100,986)
Income tax expense	—	—	—	—	—	(48,171)	(48,171)
Non-operating pension and OPEB items	—	—	—	—	—	5,900	5,900
Other(b)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$242,572	$119,513	$70,747	$432,832	$9,644	$(281,822)	$160,654
Nine Months Ended September 30, 2014
Adjusted EBITDA	$232,668	$189,259	$—	$421,927	$63,482	$(60,087)	$425,322
Depreciation and amortization(c)	(37,742)	(25,351)	—	(63,093)	(10,279)	(1,807)	(75,179)
Restructuring and other, net	—	—	—	—	—	(20,625)	(20,625)
Acquisition and integration related costs	—	—	—	—	—	(15,104)	(15,104)
Interest and financing expenses	—	—	—	—	—	(26,255)	(26,255)
Income tax expense	—	—	—	—	—	(46,700)	(46,700)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(68,473)	(68,473)
Non-operating pension and OPEB items	—	—	—	—	—	(14,141)	(14,141)
Other(b)	—	—	—	—	—	(7,021)	(7,021)
Net income (loss) attributable to Albemarle Corporation	$194,926	$163,908	$—	$358,834	$53,203	$(260,213)	$151,824

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup is being expensed over the estimated remaining selling period. For the nine-month period ended September 30, 2015, $75.4 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $26.9 million, related to the utilization of the inventory markup.

(b)	Financing-related fees expensed in connection with the acquisition of Rockwood.

(c)	Excludes discontinued operations.
Performance Chemicals
Performance Chemicals segment net sales for the nine-month period ended September 30, 2015 were $1.2 billion, up $368.6 million, or 43%, in comparison to the same period in 2014. The increase was driven mainly by the acquisition of Rockwood, $25.3 million of favorable PCS volumes and $10.5 million of favorable Bromine price impacts, partly offset by $10.3 million of unfavorable Bromine volumes and $22.9 million of unfavorable impacts from currency translation. Adjusted EBITDA for Performance Chemicals was up 79%, or $182.8 million, to $415.4 million for the nine-month period ended September 30, 2015, compared to the same period in 2014, due to the acquisition of Rockwood, higher overall sales volume and favorable pricing impacts offset partly by unfavorable impacts of currency translation.
Refining Solutions
Refining Solutions segment net sales for the nine-month period ended September 30, 2015 were $528.8 million, a decrease of $89.8 million, or 15%, compared to the nine-month period ended September 30, 2014. This decrease was due to $61.4 million of unfavorable Clean Fuels Technologies volumes due to customer demand, $12.8 million unfavorable Clean Fuels Technology and Heavy Oil Upgrading pricing impacts due to product and customer mix, and $26.1 million of unfavorable impacts from currency translation. Refining Solutions adjusted EBITDA decreased 23%, or $44.3 million, to $144.9 million for the nine-month period ended September 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales, unfavorable pricing and mix, and unfavorable impacts of currency translation partially offset by $12.6 million in favorable pricing on raw materials and natural gas.
Chemetall Surface Treatment
Arising from the acquisition of Rockwood, Chemetall Surface Treatment segment net sales and adjusted EBITDA for the nine-month period ended September 30, 2015 were $617.2 million, and $148.3 million, respectively.
All Other
All Other net sales for the nine-month period ended September 30, 2015 were $338.0 million, a decrease of $34.1 million, or 9%, compared to the nine-month period ended September 30, 2014. The decrease was driven mainly by $66.5 million of unfavorable Fine Chemistry Services volumes due to timing of projects, and $25.9 million of unfavorable impacts from currency translation impacts, partially offset by the acquisition of Rockwood. All Other adjusted EBITDA was down 53%, or $33.9 million, for the nine-month period ended September 30, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales and unfavorable impacts from currency translation, partially offset by the acquisition of Rockwood.
Corporate
Corporate adjusted EBITDA was a loss of $7.5 million for the nine-month period ended September 30, 2015, a decrease of $52.6 million from the corresponding period of 2014. The change was due mainly to $54.1 million of foreign currency translation gains and achieved synergies partially offset by the acquisition of Rockwood. The foreign translation gains are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
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

Cash Flow
During the first nine months of 2015, cash on hand, cash provided by operations, a return of capital from an unconsolidated investment and proceeds from borrowings funded $2.1 billion for acquisitions, $164.6 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $86.8 million. Our operations provided $316.9 million of cash flows during the first nine months of 2015, as compared to $430.5 million for the first nine months of 2014. Overall, our cash and cash equivalents decreased by approximately $2.3 billion to $234.5 million at September 30, 2015, down from $2.5 billion at December 31, 2014.
Net current assets were $398.4 million and $2.21 billion at September 30, 2015 and December 31, 2014, respectively, with the decrease being largely due to lower cash and cash equivalents in connection with acquisitions in 2015. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the nine-month period ended September 30, 2015 of $164.6 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $234 million in 2015 for capacity increases, cost reduction and continuity of operations projects.
On February 24, 2015, we increased our quarterly dividend rate to $0.29 per share, a 5% increase from the quarterly rate of $0.275 per share paid in 2014.
During the first nine months of 2015, we incurred $120.5 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $6.0 million of costs in connection with other significant projects. We currently estimate incurring additional acquisition and integration related costs of approximately $80 million through 2016 in connection with the acquisition of Rockwood.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On November 2, 2015, the court granted the parties’ jointly stipulated amended scheduling order, which set forth dates for fact and expert discovery, as well as trial. Fact discovery has commenced and remains ongoing, and the Court has set a date of June 27, 2016 for trial on the merits. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time. Included in Accrued expenses in our condensed consolidated balance sheet at September 30, 2015 is an estimated liability of $74.9 million in connection with this portion of the Merger Consideration.
At September 30, 2015 and December 31, 2014, our cash and cash equivalents included $222.8 million and $558.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month and nine-month periods ended September 30, 2015, we repatriated approximately $3.5 million and $122.4 million of cash, respectively, as part of these foreign cash repatriation activities. For the three-month and nine-month periods ended September 30, 2014, we repatriated approximately $2.0 million and $8.0 million of cash, respectively, as part of these foreign cash repatriation activities. With regard to the access of internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the Merger, the structure implemented did not impact the indefinite investment assertion of Albemarle as no taxes were triggered in the movements of Albemarle’s cash. With regard to the acquisition of Rockwood, the Company’s initial purchase price accounting included tax liabilities related to the repatriation of cash that occurred in the first quarter of 2015. Included in deferred tax liabilities at September 30, 2015, is $96.8 million related to the expected future repatriation of prior period earnings of Rockwood that we have not asserted to be indefinitely invested and plan to repatriate in 2015. Substantially all future earnings of Rockwood have been elected to be indefinitely invested.

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
Long-Term Debt
The cash consideration paid in connection with the acquisition of Rockwood was funded with proceeds from senior notes we issued in 2014 and borrowings in January 2015 consisting of the following: (a) $1.0 billion under our August 15, 2014 term loan credit agreement (the “August 2014 Term Loan Agreement”); (b) $800.0 million under a senior unsecured cash bridge facility (the “Cash Bridge Facility”); and (c) $250.0 million under our revolving credit agreement (the “February 2014 Credit Agreement”). In the first quarter of 2015, amounts borrowed under the August 2014 Term Loan Agreement, Cash Bridge Facility and February 2014 Credit Agreement in connection with the Rockwood acquisition were repaid in full. Such repayments were made with a combination of existing cash, cash acquired from Rockwood, cash from operations and borrowings under our commercial paper program.
Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bore interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and had a scheduled maturity of October 15, 2020. Under the terms of the indenture governing the 4.625% senior notes, as amended and supplemented, on October 15, 2015, our wholly-owned subsidiary, Rockwood Specialties Group, Inc., redeemed all of the outstanding 4.625% senior notes at a redemption price equal to 103.469% of the principal amount of the notes, representing a premium of $43.3 million, plus accrued and unpaid interest to the redemption date. The guarantees of the 4.625% senior notes and the 2014 Senior Notes were released upon repayment of the 4.625% senior notes. We expect to recognize a loss on early extinguishment of the 4.625% senior notes of approximately $5.4 million in the fourth quarter of 2015.
The 4.625% senior notes were repaid with proceeds from a new term loan agreement the Company entered into with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders on September 14, 2015 (the “September 2015 Term Loan Agreement”). Initial borrowings under the September 2015 Term Loan Agreement, which occurred on October 15, 2015, consisted of a 364-day term loan facility in an aggregate principal amount of $300 million (the “364-Day Facility”) and a five-year term loan facility in an aggregate principal amount of $950 million (the “Five-Year Facility”). Borrowings under the facilities bear interest equal to, at the option of the Company: (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of October 15, 2015, the date of initial funding, the interest rate on both facilities was LIBOR plus 1.375%.
Borrowings under the 364-Day Facility are required to be repaid 364 days after initial funding. Borrowings under the Five-Year Facility are required to be repaid in equal quarterly installments on the last business day of each of March, June, September and December, beginning with September 30, 2016, and ending with the last such day to occur prior to the fifth anniversary after initial funding (each a “Payment Date”), in an aggregate principal amount equal to (a) in the case of each Payment Date occurring on or after the first anniversary and prior to the second anniversary of initial funding, 1.25% of the aggregate principal amount of such loans, and (b) in the case of each Payment Date occurring on or after the second anniversary of initial funding, equal to 2.5% of the aggregate principal amount of such loans. On the fifth anniversary after initial funding, any remaining amounts outstanding under the Five-Year Facility become due and payable. Additionally, the agreement requires that proceeds from the Company’s previously announced intended divestitures of its Minerals, Fine Chemistry Services and Metal Sulfides businesses must be used to repay amounts outstanding under the September 2015 Term Loan Agreement. Borrowings under the September 2015 Term Loan Agreement are subject to customary affirmative and negative covenants, including a maximum leverage ratio requirement that is aligned with the maximum leverage ratio requirement of our February 2014 Credit Agreement.
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005 and bearing interest at a rate of 5.10%, matured and were repaid on February 1, 2015. We had the following other senior notes outstanding as of September 30, 2015:

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
Our February 2014 Credit Agreement, as amended, provides for borrowings of up to $1.0 billion, and matures on February 7, 2020. Borrowings bear interest at variable rates based on the London Inter-Bank Offered Rate for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of September 30, 2015. There were no borrowings outstanding under the February 2014 Credit Agreement as of September 30, 2015.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2015, we had $273.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.84% and a weighted-average maturity of 21 days. The commercial paper notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014.
The non-current portion of our long-term debt was $3.6 billion at September 30, 2015 and $2.2 billion at December 31, 2014. In addition, at September 30, 2015, we had the ability to borrow $727.0 million under our commercial paper program and the February 2014 Credit Agreement, and $149.2 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2015, we were, and currently are, in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $59.3 million at September 30, 2015. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2015 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $18 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $13.8 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2015.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $104.1 million at September 30, 2015 and $25.3 million at December 31, 2014. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.0 million at September 30, 2015 and $22.1 million at December 31, 2014. The amount included in Other noncurrent liabilities increased as a result of the inclusion of Rockwood’s uncertain tax positions and from purchase price accounting adjustments to Rockwood’s historic positions. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2015 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time. Based on management’s continued evaluation of uncertain tax positions acquired in the Rockwood transaction and the progress of various tax audits and other tax matters, we believe that it is reasonably possible that a material change in our uncertain tax positions, which is not currently estimable, could occur within twelve months of the reporting date.
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
We had cash and cash equivalents totaling $234.5 million as of September 30, 2015, of which $222.8 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
We had variable interest rate borrowings of $377.7 million outstanding at September 30, 2015, bearing a weighted average interest rate of 0.90% and representing approximately 10% of our total outstanding debt. A hypothetical 10% change (approximately 9 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.3 million as of September 30, 2015. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $423.9 million and with a fair value representing a net liability position of approximately $0.5 million at September 30, 2015. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2015, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $26.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $24.4 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2015, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
As previously noted, we completed the acquisition of Rockwood on January 12, 2015. We continue to analyze Rockwood’s systems of disclosure controls and procedures and internal controls over financial reporting and to integrate them within our framework of controls. During the third quarter, we implemented new software for the processing and reporting of payroll and related costs in the United States. The purpose of the change was to increase the overall efficiency of our processes.

The continued integration of Rockwood’s financial systems and organizations, in addition to the implementation of new software for processing and reporting the Company’s payroll and related costs, represent a change in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) for the third quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The Company anticipates excluding Rockwood processes from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, the date of management’s next assessment of the Company’s internal control over financial reporting.
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
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On November 2, 2015, the court granted the parties’ jointly stipulated amended scheduling order, which set forth dates for fact and expert discovery, as well as trial. Fact discovery has commenced and remains ongoing, and the Court has set a date of June 27, 2016 for trial on the merits. While Albemarle intends to vigorously defend against this action, the outcome of the appraisal process cannot be predicted with any certainty at this time.
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
(a) Exhibits

10.1
Third Amendment to Credit Agreement, dated as of September 14, 2015, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as administrative agent.

10.2
Term Loan Agreement, dated as of September 14, 2015, among Albemarle Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 14, 2015, and incorporated herein by reference].

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
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 6, 2015	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)